Form 10-Q
period 2005-07-03
TRIARC COMPANIES INC
filed 2005-08-12
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

     There were 23,923,541 shares of the registrant's Class A Common Stock and 52,383,051 shares of the registrant's Class B Common Stock outstanding as of August 1, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        January 2,              July 3,
                                                                                         2005 (A)                2005
                                                                                         -------                 ----
                                                                                                 (In Thousands)
                                                                                                   (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents.........................................................$   367,992          $   318,789
     Restricted cash equivalents.......................................................     16,272              196,285
     Short-term investments............................................................    198,218              628,674
     Investment settlements receivable.................................................     30,116              210,820
     Trade and other receivables.......................................................     34,215               21,648
     Inventories.......................................................................      2,222                2,386
     Deferred income tax benefit.......................................................     14,620               15,459
     Prepaid expenses and other current assets.........................................      6,111                9,854
                                                                                       -----------          -----------
        Total current assets...........................................................    669,766            1,403,915
Restricted cash equivalents............................................................     32,886               32,912
Investments............................................................................     82,214               87,032
Properties.............................................................................    103,434               99,101
Goodwill ..............................................................................    118,264              118,566
Asset management contracts and other intangible assets.................................     38,896               35,975
Deferred costs and other assets........................................................     21,513               27,181
                                                                                       -----------          -----------
                                                                                       $ 1,066,973          $ 1,804,682
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$    15,334          $     9,150
     Current portion of long-term debt.................................................     37,214               14,235
     Accounts payable..................................................................     13,261               19,296
     Investment settlements payable....................................................      9,651               40,751
     Securities sold under agreements to repurchase....................................     15,169              400,044
     Other liability positions related to short-term investments.......................     10,624              368,967
     Accrued expenses and other current liabilities....................................     90,757               74,804
     Current liabilities relating to discontinued operations...........................     13,834               13,290
                                                                                       -----------          -----------
        Total current liabilities......................................................    205,844              940,537
Long-term debt.........................................................................    446,479              450,599
Deferred compensation payable to related parties.......................................     32,941               34,348
Deferred income taxes..................................................................     20,002               20,549
Minority interests in consolidated subsidiaries........................................     10,688               12,559
Other liabilities and deferred income..................................................     47,880               45,985
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                5,910
     Additional paid-in capital........................................................    128,096              140,314
     Retained earnings.................................................................    337,415              331,136
     Common stock held in treasury.....................................................   (227,822)            (225,829)
     Deferred compensation payable in common stock.....................................     54,457               54,457
     Unearned compensation.............................................................     (1,350)             (10,481)
     Accumulated other comprehensive income............................................      3,478                1,643
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    303,139              300,105
                                                                                       -----------          -----------
                                                                                       $ 1,066,973          $ 1,804,682
                                                                                       ===========          ===========

(A) Derived and reclassified from the audited consolidated financial statements as of January 2, 2005.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended            Six Months Ended
                                                                      ----------------------       ---------------------
                                                                      June 27,       July 3,       June 27,      July 3,
                                                                        2004          2005           2004         2005
                                                                        ----          ----           ----         ----
                                                                            (In Thousands Except Per Share Amounts)
                                                                                          (Unaudited)
Revenues:
     Net sales.......................................................$ 52,661       $  54,989    $  99,385    $ 106,179
     Royalties and franchise and related fees .......................  24,804          26,947       47,271       50,526
     Asset management and related fees ..............................      --          11,787           --       24,715
                                                                     --------       ---------    ---------    ---------
                                                                       77,465          93,723      146,656      181,420
                                                                     --------       ---------    ---------    ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization..........  41,604          41,038       78,989       80,227
     Cost of services, excluding depreciation and amortization.......      --           4,614           --        8,763
     Advertising and selling.........................................   4,629           4,427        8,796        9,010
     General and administrative, excluding depreciation and
        amortization.................................................  24,472          35,374       48,782       69,188
     Depreciation and amortization, excluding amortization of
        deferred financing costs.....................................   3,464           5,541        6,815       11,067
                                                                     --------       ---------    ---------    ---------
                                                                       74,169          90,994      143,382      178,255
                                                                     --------       ---------    ---------    ---------
           Operating profit..........................................   3,296           2,729        3,274        3,165
Interest expense.....................................................  (9,004)        (12,484)     (18,638)     (22,737)
Insurance expense related to long-term debt..........................    (958)           (859)      (1,949)      (1,763)
Investment income, net...............................................   4,645           7,576       11,169       16,676
Gain on sale of businesses...........................................       6           3,056           22       12,664
Other income, net....................................................     779           1,483          739        1,113
                                                                     --------       ---------    ---------    ---------
           Income (loss) from continuing operations before income
                taxes and minority interests.........................  (1,236)          1,501       (5,383)       9,118
(Provision for) benefit from income taxes............................     (50)           (497)         941       (3,010)
Minority interests in (income) loss of consolidated subsidiaries.....      10          (1,056)          10       (3,481)
                                                                     --------       ---------    ---------    ---------
           Income (loss) from continuing operations..................  (1,276)            (52)      (4,432)       2,627
Gain on disposal of discontinued operations..........................      --             471           --          471
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$ (1,276)      $     419    $  (4,432)   $   3,098
                                                                     ========       =========    =========    =========

Basic and diluted income (loss) per share of Class A common stock and Class B common stock:
           Continuing operations.....................................$   (.02)       $     --    $    (.07)   $     .04
           Discontinued operations...................................      --             .01           --          .01
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$   (.02)      $     .01    $    (.07)   $     .05
                                                                     ========       =========    =========    =========
















     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                             ---------------------------
                                                                                             June 27,            July 3,
                                                                                               2004               2005
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
   Net income (loss)....................................................................$     (4,432)       $     3,098
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      continuing operating activities:
         Operating investment adjustments, net (see below)..............................      21,768           (395,450)
         Gain on sale of businesses.....................................................         (22)           (12,664)
         Equity in undistributed earnings of investees..................................      (1,132)            (1,225)
         Deferred asset management fees recognized......................................          --               (986)
         Unfavorable lease liability recognized.........................................        (823)              (581)
         Gain on disposal of discontinued operations....................................          --               (471)
         Depreciation and amortization of properties....................................       6,172              7,596
         Amortization of other intangible assets and certain other items................         643              3,471
         Amortization of deferred financing costs and original issue discount...........       1,294              1,264
         Minority interests in income (loss) of consolidated subsidiaries...............         (10)             3,481
         Stock-based compensation provision.............................................          --              2,677
         Deferred compensation expense..................................................       1,004                678
         Deferred income tax provision (benefit)........................................      (1,774)               620
         Other, net    .................................................................         384                159
         Changes in operating assets and liabilities:
             (Increase) decrease in trade and other receivables.........................        (904)             7,567
             Increase in inventories....................................................         (68)              (164)
             Increase in prepaid expenses and other current assets......................      (1,626)            (4,147)
             Decrease in accounts payable and accrued expenses and other current
               liabilities..............................................................     (10,250)           (15,015)
                                                                                        -------------       -----------
                Net cash provided by (used in) continuing operating activities..........      10,224           (400,092)(A)
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     (55,025)           383,814
   Collection of a note receivable......................................................          --              5,000
   Costs of business acquisitions.......................................................        (431)            (1,312)
   Capital expenditures.................................................................      (2,794)            (3,142)
   Other, net...........................................................................          79                (51)
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing investing activities..........     (58,171)           384,309
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
   Repayments of notes payable and long-term debt.......................................     (17,345)           (26,946)
   Proceeds from issuance of a note payable.............................................          --              1,425
   Dividends paid  .....................................................................      (8,896)            (9,377)
   Net distributions to minority interests in consolidated subsidiaries.................          --             (1,735)
   Proceeds from exercises of stock options.............................................       9,308              2,075
   Repurchases of common stock for treasury.............................................      (1,381)                --
   Other................................................................................          41                957
                                                                                        ------------        -----------
                Net cash used in continuing financing activities........................     (18,273)           (33,601)
                                                                                        ------------        -----------
Net cash used in continuing operations..................................................     (66,220)           (49,384)
Net cash provided by (used in) discontinued operations..................................        (297)               181
                                                                                        ------------        -----------
Net decrease in cash and cash equivalents...............................................     (66,517)           (49,203)
Cash and cash equivalents at beginning of period........................................     560,510            367,992
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    493,993        $   318,789
                                                                                        ============        ===========

Detail of cash flows related to investments:
   Operating investment adjustments, net:
       Cost of trading securities purchased.............................................$   (114,384)       $(1,569,171)
       Proceeds from sales of trading securities and net settlements of trading
         derivatives....................................................................     139,255          1,174,866
       Net recognized losses from trading securities and derivatives and short
         positions in securities........................................................         510              2,648
       Other net recognized gains, including other than temporary losses................      (2,112)            (2,883)
       Accretion of discount on debt securities and short positions in securities, net
         of distributions received......................................................      (1,501)              (910)
                                                                                        ------------        -----------
                                                                                        $     21,768        $  (395,450)
                                                                                        ============        ===========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  Six Months Ended
                                                                                           -----------------------------
                                                                                           June 27,              July 3,
                                                                                             2004                 2005
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
    Investing investment activities, net:
       Net proceeds from sales of repurchase agreements.................................$         --        $   384,239
       Proceeds from securities sold short..............................................      19,539            641,137
       Payments to cover short positions in securities..................................     (17,719)          (478,800)
       Proceeds from sales and maturities of available-for-sale securities and other
         investments....................................................................      98,790             71,647
       Cost of available-for-sale securities and other investments purchased............    (162,902)           (54,396)
       (Increase) decrease in restricted cash equivalents...............................       7,267           (180,013)
                                                                                        ------------        -----------
                                                                                        $    (55,025)       $   383,814
                                                                                        ============        ===========

(A) Net cash used in continuing operating activities reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by proceeds from net sales of repurchase agreements and the net proceeds from securities sold short. These purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC, which employs leverage in its trading activities and which we consolidate in our condensed consolidated financial statements. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities. However, the net sales of repurchase agreements and the net proceeds from securities sold short are reported in continuing investing activities.
































     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 3, 2005
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the three-month and six-month periods and its cash flows for the six-month periods set forth in the following paragraph. The results of operations for the three-month and six-month periods ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company acquired a 63.6% capital interest on July 22, 2004 (see Note 3), Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), which commenced during the fourth quarter of 2004 and in which the Company owns a 95.2% capital interest, and DM Fund, LLC which commenced during the first quarter of 2005 and in which the Company owns a 93.3% capital interest report on a calendar year ending on December 31. The Company's first half of fiscal 2004 commenced on December 29, 2003 and ended on June 27, 2004, with its second quarter commencing on March 29, 2004. The Company's first half of fiscal 2005 commenced on January 3, 2005 and ended on July 3, 2005, with its second quarter commencing on April 4, 2005, except that Deerfield, the Opportunities Fund and DM Fund, LLC are included for the first half commencing on January 1, 2005 and ending on June 30, 2005, with the second quarter commencing on April 1, 2005. The periods from March 29, 2004 to June 27, 2004 and December 29, 2003 to June 27, 2004 are referred to herein as the three-month and six-month periods ended June 27, 2004, respectively. The periods from April 4, 2005 to July 3, 2005 and January 3, 2005 to July 3, 2005 are referred to herein as the three-month and six-month periods ended July 3, 2005, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. The effects of including Deerfield, the Opportunities Fund and DM Fund, LLC in the Company's Financial Statements for the periods from April 1, 2005 to June 30, 2005 and January 1, 2005 to June 30, 2005 instead of the Company's three-month and six-month periods ended July 3, 2005, were not material. All references to quarters and quarter-end(s) herein relate to fiscal quarters rather than calendar quarters, except with respect to Deerfield, the Opportunities Fund and DM Fund, LLC.

     Certain  amounts  included in the  accompanying  prior  periods'  Financial
Statements  have  been   reclassified  to  conform  with  the  current  period's
presentation.

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

     On March 14, 2005, the Company granted 149,000 and 731,000 contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock, respectively, (the "Restricted Shares") to certain officers and key employees under its 2002 equity participation plan. The Restricted Shares vest ratably over three years, subject to meeting, in each case, certain Class B Common Stock market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a Class B Common Stock market price target of $18.50 per share. The prices of the Company's Class A and Class B Common Stock on the March 14, 2005 grant date were $15.59 and $14.75 per share, respectively. The Company's Restricted Shares are accounted for as variable plan awards, since they vest only if the Company's Class B Common Stock meets certain market price targets. The Company measures compensation cost for its Restricted Shares by estimating the expected number of shares that will ultimately vest based on the market price of its Class B Common Stock at the end of each period. Such amounts are recognized ratably as compensation expense over the vesting period of the related Restricted Shares and are adjusted based on the market price of the Class B Common Stock at the end of each period.

     A summary of the effect on net income (loss) and net income (loss) per share in each period presented as if the fair value method, calculated under the Black-Scholes-Merton option pricing model (the "Black-Scholes Model"), had been applied to all outstanding and unvested stock options and Restricted Shares is as follows (in thousands except per share data):

                                                                        Three Months Ended           Six Months Ended
                                                                       --------------------        --------------------
                                                                       June 27,     July 3,        June 27,     July 3,
                                                                         2004         2005           2004        2005
                                                                         ----         ----           ----        ----

      Net income (loss), as reported..................................$ (1,276)     $    419     $ (4,432)    $  3,098
      Reversal of stock-based compensation expense determined
        under the intrinsic value method included in reported net
        income or loss, net of related income taxes...................     157         1,359          157        1,515
      Recognition of stock-based compensation expense determined
        under the fair value method, net of related income taxes......    (659)       (3,659)      (1,177)      (5,536)
                                                                      --------      --------     --------     --------
      Net (loss), as adjusted.........................................$ (1,778)     $ (1,881)    $ (5,452)    $   (923)
                                                                      ========      ========     ========     ========

      Basic and diluted income (loss) per share of Class A Common
        Stock and Class B Common Stock:
           As reported................................................$   (.02)     $    .01     $   (.07)    $    .05
           As adjusted................................................    (.03)         (.03)        (.09)        (.01)

     Stock options granted during the periods presented below are exercisable for one share of Class A Common Stock (the "Class A Options") or one share of Class B Common Stock (the "Class B Options"). The fair value of these stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

                                                                                      Six Months Ended
                                                                          --------------------------------------------
                                                                              June 27, 2004           July 3, 2005
                                                                          -------------------    ---------------------
                                                                          Class A    Class B     Class A       Class B
                                                                          Options    Options     Options       Options
                                                                          -------    -------     -------       -------
      Risk-free interest rate........................................     3.96%        3.87%       3.86%         3.86%
      Expected option life in years..................................       7           7            7             7
      Expected volatility............................................     19.6%        32.7%       17.7%         28.1%
      Dividend yield.................................................     2.41%        2.63%       2.23%         2.63%

     During the six-month period ended June 27, 2004, the Company granted 43,000 Class A Options and 239,000 Class B Options and during the six-month period ended July 3, 2005, the Company granted 28,000 Class A Options and 4,529,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted average grant date fair values of each of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $2.23, $3.33, $3.05 and $3.98 respectively.

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

(3)  Business Acquisitions

     On July 22, 2004 the Company acquired a 63.6% capital interest in Deerfield (the "Deerfield Acquisition") for an aggregate cost of $94,907,000, consisting of payments of $86,532,000 to selling owners and estimated expenses of $8,375,000, including expenses reimbursed to a selling owner. In connection with the Deerfield Acquisition, effective August 20, 2004 Deerfield granted membership interests in future profits to certain of its key employees, which reduced the Company's interest in the profits of Deerfield subsequent to August 19, 2004 to 61.5%. The Company acquired Deerfield with the expectation of growing the substantial value of Deerfield's historically profitable investment advisory brand. Deerfield is an asset manager and represents a business segment of the Company (see Note 10).

     Deerfield's results of operations, less applicable minority interests, and cash flows subsequent to the July 22, 2004 date of the Deerfield Acquisition have been included in the Company's condensed consolidated statements of operations and cash flows. As such, Deerfield's results of operations and cash flows are included in the Company's consolidated results for the three-month and six-month periods ended July 3, 2005, but are not included for the three-month and six-month periods ended June 27, 2004.

     The allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed included in Note 3 to the consolidated financial statements contained in the Form 10-K is now final.

     The following supplemental pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for the three-month and six-month periods ended June 27, 2004 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Deerfield Acquisition as if it had been consummated as of December 29, 2003 (in thousands except per share amounts):

                                                                  Three Months Ended               Six Months Ended
                                                                     June 27, 2004                   June 27, 2004
                                                              ---------------------------    ----------------------------
                                                              As Reported     As Adjusted    As Reported      As Adjusted
                                                              -----------     -----------    -----------      -----------

      Revenues............................................... $    77,465    $    91,541     $   146,656    $  172,659
      Operating profit.......................................       3,296          7,399           3,274        11,063
      Income (loss) from continuing operations and net
         income (loss).......................................      (1,276)            13          (4,432)       (1,999)
      Basic and diluted loss per share of Class A Common
         Stock and Class B Common Stock from continuing
         operations and net income (loss)....................        (.02)            --           (.07)          (.03)

     This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual condensed consolidated results of operations had the Deerfield Acquisition actually been consummated as of December 29, 2003 or of the Company's future results of operations.

     See Note 11 for disclosure of the acquisition of the RTM Restaurant Group completed on July 25, 2005.

(4)   Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                  June 27,        July 3,      June 27,         July 3,
                                                                    2004           2005          2004            2005
                                                                    ----           ----          ----            ----

      Net income (loss) ........................................$  (1,276)      $    419       $  (4,432)     $  3,098
      Net change in unrealized gains and losses on available-
        for-sale securities (see below).........................   (1,398)        (1,200)           (846)       (1,875)
      Net change in unrealized gains and losses on cash flow
        hedges (see below)......................................       --           (387)             --            27
      Net change in currency translation adjustment.............       (6)            (6)             (9)           13
                                                                ---------       --------       ---------      --------
      Comprehensive income (loss)...............................$  (2,680)      $ (1,174)      $  (5,287)     $  1,263
                                                                =========       ========       =========      ========

     The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in comprehensive income (loss) (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                  June 27,        July 3,      June 27,         July 3,
                                                                    2004           2005         2004             2005
                                                                    ----           ----         ----             ----
      Unrealized holding gains (losses) arising during the
        period..................................................$  (2,027)      $   (960)      $  (1,417)     $     62
      Reclassifications of prior period unrealized holding
        (gains) losses into "Investment income, net"............     (146)        (2,075)            104        (2,709)
      Equity in unrealized holding gains (losses) arising
        during the period.......................................        1            806              (1)         (557)
      Equity in reclassifications of prior period unrealized
        holding losses reported in "Other income, net"..........       --            302              --           302
                                                                ---------       --------       ---------      --------
                                                                   (2,172)        (1,927)         (1,314)       (2,902)
      Income tax benefit........................................      774            655             468         1,032
      Minority interests in a consolidated subsidiary...........       --             72              --            (5)
                                                                ---------       --------       ---------      --------
                                                                $  (1,398)      $ (1,200)      $    (846)     $ (1,875)
                                                                =========       ========       =========      ========

     The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income
(loss) (in thousands):

                                                                                                Three            Six
                                                                                                Months          Months
                                                                                                 Ended           Ended
                                                                                                July 3,         July 3,
                                                                                                 2005            2005
                                                                                                 ----            ----

      Equity in unrealized (losses) on cash flow hedges arising during the period..............$    (684)     $    (36)
      Equity in reclassifications of prior period losses reported in "Other income, net".......       78            78
      Income tax benefit (provision) ..........................................................      219           (15)
                                                                                               ---------      --------
                                                                                               $    (387)     $     27
                                                                                               =========      ========

(5)   Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. The net loss for the three-month and six-month periods ended June 27, 2004 was allocated equally among each weighted average outstanding share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for the three-month and six-month periods ended July 3, 2005 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. The weighted average number of shares includes the weighted average effect of the shares held in two deferred compensation trusts reported in "Deferred compensation payable in common stock" as a component of "Stockholders' Equity" in the accompanying condensed consolidated balance sheets. These shares are not reported as outstanding shares for balance sheet purposes.

     Diluted income (loss) per share for the three-month and six-month periods ended June 27, 2004 and the three-month period ended July 3, 2005 was the same as basic income (loss) per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a net loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive. Diluted income per share for the six-month period ended July 3, 2005 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options, computed using the treasury stock method, and (2) contingently issuable performance-based Restricted Shares of Class A Common Stock and Class B Common Stock that would be issuable based on the market price of the Class B Common Stock as of July 3, 2005, as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's $175,000,000 of 5% convertible notes which would have been antidilutive since the after-tax interest on the convertible notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income from continuing operations per share. Such after-tax interest would be added back to the allocated income for purposes of calculating diluted income per share.

     The only Company securities as of July 3, 2005 that could dilute basic income per share for periods subsequent to July 3, 2005 are (1) outstanding stock options which are exercisable into 3,566,000 shares and 13,405,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively,
(2) the $175,000,000 of 5% convertible notes which are convertible currently into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (3) 149,000 and 730,000 contingently issuable Restricted Shares of the Company's Class A Common Stock and Class B Common Stock, respectively. Certain of the stock options set forth in (1) above and certain of the contingently issuable Restricted Shares set forth in (3) above were included in the calculation of diluted income per share for the six-month period ended July 3, 2005 as set forth in the preceding paragraph and as quantified in the second table below. In addition, in connection with the acquisition of the RTM Restaurant Group on July 25, 2005 (see Note 11) the Company issued 9,684,000 shares of the Company's Class B Common Stock that will increase the number of shares used to calculate basic and diluted income or loss per share for periods subsequent to July 25, 2005 and stock options which are exercisable into 774,000 shares of the Company's Class B Common Stock that could increase the number of shares used to calculate diluted income per share, computed using the treasury stock method, subsequent to July 25, 2005.

     Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

                                                                          Three Months Ended        Six Months Ended
                                                                        ---------------------      --------------------
                                                                        June 27,      July 3,      June 27,     July 3,
                                                                          2004         2005          2004        2005
                                                                          ----         ----          ----        ----
      Class A Common Stock:
             Continuing operations.....................................$    (452)   $     (17)   $  (1,523)   $    865
             Discontinued operations...................................       --          155           --         155
                                                                       ---------    ---------    ---------    --------
             Net income (loss).........................................$    (452)   $     138    $  (1,523)   $  1,020
                                                                       =========    =========    =========    ========
      Class B Common Stock:
             Continuing operations.....................................$    (824)   $     (35)   $  (2,909)   $  1,762
             Discontinued operations...................................       --          316           --         316
                                                                       ---------    ---------    ---------    --------
             Net income (loss).........................................$    (824)   $     281    $  (2,909)   $  2,078
                                                                       =========    =========    =========    ========

     The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                         Three Months Ended         Six Months Ended
                                                                        ---------------------      --------------------
                                                                        June 27,     July 3,       June 27,     July 3,
                                                                          2004         2005          2004        2005
                                                                          ----         ----          ----        ----
      Class A Common Stock:
        Weighted average shares
             Outstanding...............................................   21,153       22,054       20,385      22,034
             Held in deferred compensation trusts......................    1,166        1,695          771       1,695
                                                                       ---------    ---------    ---------    --------
                Basic shares...........................................   22,319       23,749       21,156      23,729
             Dilutive effect of stock options..........................       --           --           --       1,103
             Contingently issuable Restricted Shares...................       --           --           --          81
                                                                       ---------    ---------    ---------    --------
                Diluted shares.........................................   22,319       23,749       21,156      24,913
                                                                       =========    =========    =========    ========

      Class B Common Stock:
        Weighted average shares
             Outstanding...............................................   38,343       38,531       38,872      38,492
             Held in deferred compensation trusts......................    2,332        3,390        1,543       3,390
                                                                       ---------    ---------    ---------    --------
                Basic shares...........................................   40,675       41,921       40,415      41,882
             Dilutive effect of stock options..........................       --           --           --       2,378
             Contingently issuable Restricted Shares...................       --           --           --         396
                                                                       ---------    ---------    ---------    --------
                Diluted shares.........................................   40,675       41,921       40,415      44,656
                                                                       =========    =========    =========    ========

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

     During the three-month period ended July 3, 2005, the Company recorded an additional gain on the disposal of the SEPSCO Discontinued Operations of $471,000, net of $254,000 of income taxes, resulting from the gain on sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the buyer.

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                          January 2,       July 3,
                                                                                             2005           2005
                                                                                             ----           ----
      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations.........................................................$    12,455     $    12,216
      Liabilities relating to the SEPSCO and Propane Discontinued Operations............      1,379           1,074
                                                                                        -----------     -----------
                                                                                        $    13,834     $    13,290
                                                                                        ===========     ===========

     The Company expects that the liquidation of these remaining liabilities will not have a material adverse effect on its consolidated financial position or results of operations. To the extent any estimated amounts included in current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain on disposal of discontinued operations.

(7)   Retirement Benefit Plans

     The Company maintains two defined benefit plans, the benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans. The measurement date used by the Company in determining the components of pension expense is December 31.

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                              Three Months Ended              Six Months Ended
                                                          --------------------------     --------------------------
                                                           June 27,          July 3,       June 27,        July 3,
                                                             2004             2005          2004            2005
                                                             ----             ----          ----            ----

      Service cost (consisting entirely of plan expenses).$        23    $        23    $        45     $        47
      Interest cost.......................................         60             59            121             118
      Expected return on the plans' assets................        (71)           (70)          (142)           (140)
      Amortization of unrecognized net loss...............          8             13             16              25
                                                          -----------    -----------    -----------     -----------
      Net periodic pension cost...........................$        20    $        25    $        40     $        50
                                                          ===========    ===========    ===========     ===========

(8)  Transactions with Related Parties

     Prior to 2004 the Company provided incentive compensation of $22,500,000, in the aggregate, to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $1,004,000 and $662,000 was recognized in the six-month periods ended June 27, 2004 and July 3, 2005, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $662,000 and $(133,000) in the six-month periods ended June 27, 2004 and July 3, 2005, respectively. The net investment income during the six-month period ended June 27, 2004 consisted of an $828,000 realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts, which included increases in value prior to the six-month period ended June 27, 2004 of $777,000, and $6,000 of interest income, less $172,000 of investment management fees. The net investment loss during the six-month period ended July 3, 2005 consisted of investment management fees of $190,000, less interest income of $57,000. Realized gains, interest income and investment management fees are included in "Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. As of July 3, 2005, the obligation to the Executives related to the Deferred Compensation Trusts is $32,386,000 and is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet. As of July 3, 2005, the assets in the Deferred Compensation Trusts consisted of $21,501,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments and $3,913,000 included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     In December 2004, the Company purchased 1,000,000 shares of Deerfield Triarc Capital Corp., a real estate investment trust (the "REIT") for which the Company acts as investment manager, at a price of $15.00 per share before issuance costs of $0.91 per share. These shares represented an ownership percentage in the REIT of 3.7% at January 2, 2005. The Company accounts for its investment in the REIT under the equity method of accounting due to the Company's significant influence over the operational and financial policies of the REIT, principally reflecting the Company's greater than 20% representation on the REIT's board of directors and the management of the REIT by the Company. In June 2005, the REIT sold 25,000,000 shares (including 679,285 shares sold by shareholders in the REIT other than the Company and certain of its officers who did not sell any shares) in an initial public offering at a price of $16.00 per share before issuance costs of $1.05 per share (the "REIT IPO"). As a result of the REIT IPO, the Company's ownership percentage in the REIT decreased to 1.9% and the Company recorded a non-cash gain of $481,000 representing the Company's equity in the excess of the $14.95 net per share proceeds to the REIT over the Company's carrying value per share attributed to the decrease in the Company's ownership percentage. This gain is included in "Gain on sale of businesses" in the accompanying condensed consolidated statements of operations.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 24 to the consolidated financial statements contained in the Form 10-K.

(9)  Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the FDEP for its review, after which it will reevaluate the need for additional assessment or remediation. Based on provisions made prior to 2004, of $1,667,000 for those costs and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. Through July 3, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,200,000 as of July 3, 2005. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

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

     The following is a summary of the Company's segment information (in thousands):

                                                                  Three Months Ended             Six Months Ended
                                                              --------------------------     -------------------------
                                                               June 27,          July 3,       June 27,        July 3,
                                                                 2004             2005           2004           2005
                                                                 ----             ----           ----           ----
     Revenues:
          Restaurants.........................................$    77,465    $    81,936     $   146,656   $   156,705
          Asset management....................................         --         11,787              --        24,715
                                                              -----------    -----------     -----------   -----------
               Consolidated revenues..........................$    77,465    $    93,723     $   146,656   $   181,420
                                                              ===========    ===========     ===========   ===========
      EBITDA:
          Restaurants.........................................$    17,200    $    22,432     $    31,211   $    39,495
          Asset management....................................         --          1,645              --         5,568
          General corporate...................................    (10,440)       (15,807)        (21,122)      (30,831)
                                                              -----------    ------------    -----------   -----------
               Consolidated EBITDA............................      6,760          8,270          10,089        14,232
                                                              -----------    -----------     -----------   -----------
      Less Depreciation and Amortization:
          Restaurants.........................................      2,333          2,553           4,348         5,489
          Asset management....................................         --          1,534              --         2,617
          General corporate...................................      1,131          1,454           2,467         2,961
                                                              -----------    -----------     -----------   -----------
               Consolidated Depreciation and Amortization.....      3,464          5,541           6,815        11,067
                                                              -----------    -----------     -----------   -----------
      Operating profit (loss):
          Restaurants.........................................     14,867         19,879          26,863        34,006
          Asset management....................................         --            111              --         2,951
          General corporate...................................    (11,571)       (17,261)        (23,589)      (33,792)
                                                              -----------    -----------     -----------   -----------
               Consolidated operating profit..................      3,296          2,729           3,274         3,165
      Interest expense........................................     (9,004)       (12,484)        (18,638)      (22,737)
      Insurance expense related to long-term debt.............       (958)          (859)         (1,949)       (1,763)
      Investment income, net..................................      4,645          7,576          11,169        16,676
      Gain on sale of businesses..............................          6          3,056              22        12,664
      Other income, net.......................................        779          1,483             739         1,113
                                                              -----------    -----------     -----------   -----------
               Consolidated income (loss) from continuing
                 operations before income taxes and
                 minority interests...........................$    (1,236)   $     1,501     $    (5,383)  $     9,118
                                                              ===========    ===========     ===========   ===========

                                                                                               January 2,      July 3,
                                                                                                  2005          2005
                                                                                                  ----          ----
      Identifiable assets:
        Restaurants..........................................................................$   209,856   $   216,460
        Asset management.....................................................................    138,818       124,630
        General corporate....................................................................    718,299     1,463,592
                                                                                             -----------   -----------
            Consolidated total assets........................................................$ 1,066,973   $ 1,804,682
                                                                                             ===========   ===========


(11) Subsequent Event - Acquisition of RTM Restaurant Group and Related Refinancing of Debt

     On July 25, 2005, the Company completed the acquisition (the "RTM Acquisition") of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group ("RTM"). RTM was Arby's largest franchisee with 775 Arby's restaurants in 22 states. The aggregate purchase price for RTM is currently estimated to be $369,209,000 consisting of (1) $175,000,000 in cash, subject to a post-closing adjustment, (2) 9,684,000 shares of the Company's Class B Common Stock issued from treasury with a fair value of $145,265,000 as of July 25, 2005 based on the closing price of the Company's Class B Common Stock on such date of $15.00 per share, (3) $21,817,000 of debt, including related accrued interest and prepayment penalties, assumed but not an obligation of the entities included in the RTM Acquisition (4) stock options to purchase 774,000 shares of the Company's Class B Common Stock with a fair value of $4,127,000 as of July 25, 2005, calculated using the Black-Scholes Model, issued in exchange for existing RTM stock options and (5) $23,000,000 of related estimated expenses.

     The Company refinanced substantially all of the $268,381,000 existing indebtedness of its restaurant segment and $212,752,000 debt of RTM with a substantial portion of the $620,000,000 of proceeds from borrowings under a new credit facility. The refinanced debt of the restaurant segment includes $198,121,000 of 7.44% insured non-recourse securitization notes, $67,344,000 of leasehold notes, mortgage notes and equipment notes relating to our Company-owned restaurants and $2,916,000 of other debt. The credit facility includes a senior secured term loan facility which provides for term loans (the "Term Loan") in the aggregate principal amount of $620,000,000 and a senior secured revolving credit facility of $100,000,000 which matures on July 25, 2011 pursuant to a credit agreement (the "Credit Agreement"). The Term Loan is due $3,100,000 in 2005, $6,200,000 in 2006 through 2010, $294,500,000 in 2011 and
$291,400,000 in 2012, in each case payable in quarterly installments with the first payment due on September 30, 2005, and matures on July 25, 2012. However, the term loan requires prepayments of principal amounts resulting from certain events and beginning in 2007 a portion of the excess cash flow of the restaurant segment as determined under the Credit Agreement. The Term Loan bears interest at the Company's option at either (1) LIBOR plus 2.00% or 2.25% depending on the leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal Funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio. However, the Credit Agreement requires the Company to provide protection against interest rate fluctuations on at least 33% of the outstanding principal amount under the Term Loan by November 22, 2005 for a period of two years. The Company is currently evaluating the form and level of protection it will obtain, but expects to utilize interest rate cap and/or interest rate swap agreements. The Company incurred $13,000,000 of estimated expenses related to the Credit Agreement which will be amortized as interest expense using the interest rate method over the life of the Term Loan.

     The obligations under the Credit Agreement are secured by substantially all of the assets, other than real property, of the Company's restaurant segment and are also guaranteed by substantially all of the entities comprising the restaurant segment. Triarc, however, is not a party to the guarantees. In addition, the Credit Agreement contains various covenants relating to the Company's restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc.

     In connection with its debt refinancing, the Company incurred approximately $49,000,000 of costs, including prepayment penalties and fees of approximately $30,000,000 relating to its restaurant segment debt outstanding prior to the RTM Acquisition and approximately $13,800,000 relating to RTM debt. These costs also include the write-off of $4,982,000 of previously unamortized deferred financing costs on outstanding debt of the restaurant segment prior to the RTM Acquisition. The Company will record a charge to interest expense of approximately $35,000,000, before income tax benefit of approximately $14,000,000, in connection with the refinancing of the restaurant segment debt outstanding prior to the RTM Acquisition, in its quarter ended October 3, 2005. The Company is currently evaluating the appropriate accounting for the $13,800,000 of prepayment penalties and fees relating to the RTM debt, which may result in an additional charge to interest expense for some or all of this amount in its quarter ended October 3, 2005. In addition, the Company will incur employee related severance, retention and relocation expenses during the remainder of 2005 and extending into 2006 currently estimated to aggregate approximately $10,000,000, before income tax benefit of approximately $4,000,000, as a result of combining the Company's restaurant operations with RTM and the relocation of the corporate office of the restaurant segment to Atlanta, Georgia.

     RTM's results of operations and cash flows subsequent to the July 25, 2005 acquisition date will be included in the Company's consolidated results of operations and cash flows. Summarized financial information of RTM, which includes certain assets that were not acquired and related income and expenses, as of and for the year ended May 30, 2004, the most recent year available, from its audited combined financial statements and as of and for the forty weeks ended March 6, 2005, the end of RTM's third fiscal quarter, from its unaudited combined financial statements is as follows (in thousands):

                                                                                                         Forty Weeks
                                                                                          Year Ended        Ended
                                                                                            May 30,        March 6,
                                                                                             2004           2005
                                                                                             ----           ----

      Net sales.........................................................................$   739,996     $   606,295
      Income from continuing operations.................................................        939           4,817
      Net income........................................................................     12,191           8,333
      Total assets......................................................................    446,195         458,970
      Capital deficiency................................................................    (39,862)        (41,349)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Item 7 of our 2004 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of July 3, 2005 pertaining to these topics, although there have been significant changes in our contractual obligations resulting from the acquisition of RTM Restaurant Group that we made on July 25, 2005 discussed below and under "Liquidity and Capital Resources - RTM Acquisition." Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

     We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and, effective with the July 2004 acquisition of Deerfield & Company, LLC, which we refer to as Deerfield, we operate in the asset management business.

     On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield, in a transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield provides asset management services for investors through (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT. Deerfield's results of operations, less applicable minority interests, and cash flows are included in our consolidated results for the three-month and six-month periods ended July 3, 2005, but are not included for the three-month and six-month periods ended June 27, 2004.

     In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the six months ended July 3, 2005. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs and Funds and we may expand the types of investments that we offer and manage.

     We derived investment income throughout the periods presented principally from the investment of our excess cash. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and currently accounted for as a consolidated subsidiary of ours, with minority interests to the extent of participation by investors other than us (see "Consolidation of Opportunities Fund"). When we refer to Deerfield or the effect of the Deerfield Acquisition in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," we mean only Deerfield & Company, LLC and not the Opportunities Fund. The Opportunities Fund principally invests in various fixed income securities and their derivatives, as opportunities arise, and employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund, called DM Fund, LLC, managed by Deerfield and consolidated by us with minority interests.

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

     As discussed below under "Liquidity and Capital Resources - Investments and Potential Acquisitions," we continue to evaluate our options for the use of our significant cash and investment position, including business acquisitions, repurchases of our common stock and investments. In recent years we evaluated a number of business acquisition opportunities, including Deerfield and RTM Restaurant Group, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders. In that regard, on July 25, 2005 we completed the acquisition of RTM Restaurant Group, Arby's largest franchisee with 775 Arby's restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Commencing on July 26, 2005, our consolidated results of operations and cash flows will include RTM's results and cash flows but will not include royalties and franchise and related fees from RTM, which will be eliminated in consolidation. See below under "Liquidity and Capital Resources - RTM Acquisition" for a more detailed discussion of the RTM Acquisition.

     We are exploring the feasibility, as well as the risks and opportunities, of a possible corporate restructuring involving the spin off of our non-restaurant operations, primarily Deerfield, to our shareholders. We are also reviewing options for our other remaining non-restaurant net assets, which could include the allocation of these net assets between our two businesses and/or a special dividend or distribution to our shareholders. The goal of our restructuring would be to enhance value to our shareholders by allowing them to hold shares in two industry-specific public companies thereby potentially unlocking the value of both independently-managed businesses.

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

     In recent periods, our asset management business has experienced the following trends, including trends prior to our entrance into the asset management business through the Deerfield Acquisition:

o Growth in the hedge fund market as investors appear to be increasing their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities, etc.;

o Increased competition in the hedge fund industry in the form of new hedge funds offered by both new and established asset managers to meet the increasing demand of hedge fund investors;

o Continued growth of the CDO market as it opens to the individual investor, in addition to the institutional investors which it has mainly served in the past, with CDOs that offer more simplified income tax reporting for the investor;

o Increased competition in the fixed income investment markets resulting in higher demand for, and costs of, investments purchased by CDOs resulting in the need to continuously develop new investment strategies with the goal of maintaining acceptable risk-adjusted returns to investors; and

o Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and DM Fund, LLC report on a calendar year ending on December 31. Our first half of fiscal 2004 commenced on December 29, 2003 and ended on June 27, 2004, with our second quarter commencing on March 29, 2004. Our first half of fiscal 2005 commenced on January 3, 2005 and ended on July 3, 2005 with our second quarter commencing April 4, 2005. When we refer to the "three months ended June 27, 2004," or the "2004 second quarter," and the "six months ended June 27, 2004," or the "2004 first half," we mean the periods from March 29, 2004 to June 27, 2004 and December 29, 2003 to June 27, 2004, respectively. When we refer to the "three months ended July 3, 2005," or the "2005 second quarter," and the "six months ended July 3, 2005," or the "2005 first half" we mean the periods from April 4, 2005 to July 3, 2005 and January 3, 2005 to July 3, 2005, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. All references to years, halves and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and DM Fund, LLC.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change (1) between the 2004 second quarter and the 2005 second quarter and (2) between the 2004 first half and the 2005 first half. We consider certain percentage changes between these periods to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                             Three Months Ended                      Six Months Ended
                                             ------------------      Change         ------------------       Change
                                             June 27,   July 3, -----------------   June 27,   July 3,  ----------------
                                               2004      2005   Amount    Percent     2004      2005    Amount    Percent
                                               ----      ----   ------    -------     ----      ----    ------    -------
                                                                     (In Millions Except Percents)
Revenues:
   Net sales...............................$    52.7  $   55.0  $    2.3    4   %   $  99.4  $  106.2   $    6.8    7  %
   Royalties and franchise and related fees     24.8      26.9       2.1    8   %      47.3      50.5        3.2    7  %
   Asset management and related fees.......      --       11.8      11.8  n/m            --      24.7       24.7  n/m
                                           ---------  --------  --------            -------  --------   --------
                                                77.5      93.7      16.2   21   %     146.7     181.4       34.7   24  %
                                           ---------  --------  --------            -------  --------   --------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization......................     41.6      41.0      (0.6)  (1)  %      79.0      80.2        1.2    2  %
   Cost of services, excluding depreciation
     and amortization......................       --       4.6       4.6  n/m            --       8.8        8.8  n/m
   Advertising and selling.................      4.6       4.4      (0.2)  (4)  %       8.8       9.0        0.2    2  %
   General and administrative, excluding
     depreciation and amortization.........     24.5      35.4      10.9   44   %      48.8      69.2       20.4   42  %
   Depreciation and amortization, excluding
     amortization of deferred financing
     costs.................................      3.5       5.6       2.1   60   %       6.8      11.0        4.2   62  %
                                            --------  --------- --------            -------  --------   --------
                                                74.2      91.0      16.8   23   %     143.4     178.2       34.8   24  %
                                           ---------  --------  --------            -------  --------   --------
       Operating profit....................      3.3       2.7      (0.6) (18)  %       3.3       3.2       (0.1)  (3) %
Interest expense...........................     (9.0)    (12.5)     (3.5) (39)  %     (18.6)    (22.7)      (4.1) (22) %
Insurance expense related to long-term
   debt....................................     (1.0)     (0.9)      0.1   10   %      (1.9)     (1.8)       0.1    5  %
Investment income, net.....................      4.7       7.6       2.9   62   %      11.2      16.7        5.5   49  %
Gain on sale of businesses.................       --       3.1       3.1  n/m            --      12.6       12.6  n/m
Other income, net..........................      0.8       1.5       0.7   88   %       0.7       1.1        0.4   57  %
                                           ---------  --------  --------            -------  --------   --------
       Income (loss) from continuing
         operations before income taxes
         and minority interests............     (1.2)      1.5       2.7  n/m          (5.3)      9.1       14.4  n/m
(Provision for) benefit from income taxes..     (0.1)     (0.5)     (0.4) n/m           0.9      (3.0)      (3.9) n/m
Minority interests in (income) loss of
   consolidated subsidiaries...............      --       (1.1)     (1.1) n/m            --      (3.5)      (3.5) n/m
                                           ---------  --------  --------            -------  --------   --------
       Income (loss) from continuing
         operations........................     (1.3)     (0.1)      1.2   92   %      (4.4)      2.6        7.0  n/m
Gain on disposal of discontinued
   operations..............................       --       0.5       0.5  n/m           --        0.5        0.5  n/m
                                           ---------  --------  --------            -------   -------     ------
       Net income (loss)...................$    (1.3) $    0.4  $    1.7  n/m       $  (4.4)  $   3.1     $  7.5  n/m
                                           =========  ========  ========            =======   =======     ======

Three Months Ended July 3, 2005 Compared with Three Months Ended June 27, 2004

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $2.3 million, or 4%, to $55.0 million for the three months ended July 3, 2005 from $52.7 million for the three months ended June 27, 2004. This increase was principally attributable to a 4% growth in same-store sales of the Company-owned restaurants in the 2005 second quarter compared with the 2004 second quarter. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The increase in same-store sales reflected (1) introductions of new Market Fresh(TM) wraps and sandwiches since the second quarter of 2004,
(2) improved marketing reflecting (a) the implementation of new menu boards focused on combination meals, a complete meal offered at an aggregate price lower than the price of the individual food and beverage items, (b) a more effective national television advertising campaign implemented in the 2005 first quarter and (c) more effective and targeted local marketing programs during the 2005 second quarter as compared with the 2004 second quarter and (3) operational initiatives targeting continued improvement in customer service levels and convenience.

     Our net sales will increase significantly for the remainder of 2005 as a result of the RTM Acquisition. RTM had net sales of $740.0 million for its fiscal year ended May 30, 2004 and $606.3 million for its forty-week period ended March 6, 2005. In addition, following the RTM Acquisition we presently plan to open approximately 25 new Company-owned restaurants during the remainder of 2005. We will evaluate whether to close any underperforming Company-owned restaurants and continually review the performance of each of those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, following the RTM Acquisition we have 13 restaurants where the facilities leases either are scheduled for renewal or expire during the remainder of 2005 and we currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $2.1 million, or 8%, to $26.9 million for the three months ended July 3, 2005 from $24.8 million for the three months ended June 27, 2004. This increase principally reflects (1) a $0.7 million improvement in royalties due to a 3% growth in same-store sales of the franchised restaurants during the 2005 second quarter compared with the 2004 second quarter and (2) a $0.6 million increase in royalties from the 86 restaurants opened since June 27, 2004, with generally higher than average sales volumes, replacing the royalties from the 62 generally underperforming restaurants closed since June 27, 2004. The increase in same-store sales of the franchised restaurants reflects (1) the new Market Fresh wraps and sandwiches introduced since the second quarter of 2004 discussed above under "Net Sales,"
(2) improved marketing reflecting (a) the implementation of new menu boards focused on combination meals, (b) a more effective national television advertising campaign implemented in the 2005 first quarter and (c) more effective and targeted local marketing programs funded by both franchised and Company-owned restaurants and (3) operational initiatives targeting continued improvement in customer service levels and convenience.

     Our royalties and franchise and related fees will decrease significantly for the remainder of 2005 as a result of the RTM Acquisition and the elimination in consolidation of future royalties and franchise and related fees from RTM. We recorded royalties and franchise and related fees from RTM of $29.3 million for our fiscal year ended January 2, 2005 and $14.4 million for our 2005 first half, which represented 29% of our consolidated royalties and franchise and related fees during each of those periods. We expect to continue to experience positive same-store sales growth of the remaining franchised restaurants for the 2005 second half due to the anticipated continuation of the same factors that benefited the 2005 second quarter. However, the same-store sales growth for the 2005 third quarter is expected to be relatively flat because of the strong same-store sales performance experienced by the franchised restaurants in the third quarter of 2004.

Asset Management and Related Fees

     Our asset management and related fees of $11.8 million for the 2005 second quarter resulted entirely from the management of CDOs and Funds reflecting the Deerfield Acquisition. Our asset management related fees will be favorably affected by an increase in assets under management for the REIT, which completed an initial public stock offering in late June 2005, and a new CDO which commenced in July 2005. Assets under management for the REIT increased by $363.5 million to $728.7 million as a result of the initial public stock offering, upon which the Company receives a 1.75% per annum management fee plus a quarterly incentive fee if a specified rate of return is met.

Cost of Sales, Excluding Depreciation and Amortization

     Our  cost  of  sales,  excluding  depreciation  and  amortization  resulted entirely  from  the  Company-owned  restaurants.  Cost of sales  decreased  $0.6 million, or 1%, to $41.0 million for the three months ended July 3, 2005, resulting in a gross margin of 25%, from $41.6 million for the three months ended June 27, 2004, resulting in a gross margin of 21%. We define gross margin as the difference between net sales and cost of sales divided by net sales. The decrease in cost of sales, despite the increase in net sales discussed above, is primarily due to the improvement in gross margin in the second quarter of 2005 compared with the second quarter of 2004. This improvement in gross margin is primarily attributable to (1) improved product mix reflecting higher sales of combination meals, with higher average margins, which are emphasized in our new menu board marketing, (2) improved oversight and training of store management,
(3) improved operational reporting made available by the new back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated reduced food waste and labor efficiencies and (4) the impact of price increases implemented in the second half of 2004 for some of our menu items. Partially offsetting these improvements were higher costs related to incentive compensation as a result of improved performance of the restaurants.

     We expect that our gross margin for the remainder of 2005 will be favorably impacted as a result of the RTM Acquisition because RTM's gross margins, excluding the effect of their royalty expense which will be eliminated in consolidation, have been historically higher than our gross margins due to RTM's relatively more effective operational efficiencies.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization of $4.6 million for the 2005 second quarter resulted entirely from the management of CDOs and Funds by Deerfield.

     Our royalties and franchise and related fees have no associated cost of services.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization, increased $10.9 million, partially reflecting $5.5 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $5.4 million principally due to (1) a $5.2 million increase in employee compensation reflecting (a) higher incentive compensation costs, (b) to a much lesser extent, increased headcount and (c) in the 2005 second quarter, a provision for stock-based compensation related to 149,000 and 731,000 shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, granted on March 14, 2005, as discussed below, and (2) other inflationary increases. These increases were partially offset by a $0.6 million decrease in severance charges.

     The provision for stock-based compensation related to the restricted stock was $2.1 million during the 2005 second quarter and may vary significantly during the second half of 2005. These restricted shares vest ratably over three years, subject to meeting, in each case, certain class B common share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a class B common share market price target of $18.50 per share. The provision for stock-based compensation during the remainder of 2005 will vary depending on the market price of our class B common stock in relation to the market price targets upon which vesting of the restricted shares is contingent and will be adjusted based on the market price of the class B common stock at the end of each quarter.

     We are required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which we refer to as SFAS 123(R), no later than our 2006 fiscal first quarter. As a result, we will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, the method we are currently using. We currently expect that the adoption of this accounting policy will materially increase the amount of compensation expense recognized over the periods that the respective stock options and restricted stock vest. Had we used the fair value alternative under the original Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $3.6 million higher for the 2005 second quarter, or $2.3 million on an after-tax basis as set forth in the pro forma disclosure in Note 2 to our accompanying condensed consolidated financial statements. However, we are presently unable to determine whether the effect of adopting SFAS 123(R) will result in future increases that are similar to these amounts since we have not yet determined the fair value model, the recognition method or adoption method we will use under SFAS 123(R).

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $2.1 million, principally reflecting $1.5 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $0.6 million primarily due to an increase in depreciation and amortization of properties and amortization of software including amounts related to our new back office and point-of-sale restaurant systems installed in the second half of 2004.

Interest Expense

     Interest expense increased $3.5 million principally due to a $3.6 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund and a $0.4 million favorable effect in the 2004 second quarter of the change in fair value of an interest rate swap agreement on one of our term loans which did not recur in the 2005 second quarter. These increases were partially offset by a $0.7 million decrease attributable to lower outstanding amounts of a majority of our long-term debt.

     Our interest expense will increase significantly for the remainder of 2005 due to the RTM Acquisition and the related refinancing of substantially all of the debt obligations of our restaurant segment, including pre-acquisition debt of RTM, discussed below under "Liquidity and Capital Resources - New Credit Agreement." The RTM Acquisition and related debt financing will add approximately $522.0 million to our consolidated long-term debt, although at a variable interest rate presently lower than the average fixed rate on the refinanced debt. In addition, we will expense approximately $30.0 million of prepayment penalties and fees and write-off $5.0 million of deferred financing costs in our 2005 third quarter related to our restaurant segment debt outstanding prior to the RTM Acquisition. We are currently evaluating the appropriate accounting for an additional $13.8 million of prepayment penalties and fees relating to the refinanced RTM debt, which may result in an additional charge to interest expense for some or all of this amount in our 2005 third quarter.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                   ------------------------
                                                                   June 27,         July 3,
                                                                     2004            2005           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)

      Interest income.............................................$     4.3        $    9.5       $     5.2
      Recognized net gains (losses)...............................      2.6            (2.5)           (5.1)
      Other than temporary unrealized losses......................     (2.8)             --             2.8
      Distributions, including dividends..........................      0.8             0.8              --
      Other.......................................................     (0.2)           (0.2)             --
                                                                  ---------        --------       ---------
                                                                  $     4.7        $    7.6       $     2.9
                                                                  =========        ========       =========

     Interest income increased $5.2 million partially reflecting $0.7 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $4.5 million primarily due to higher average balances of our interest-bearing investments and, to a lesser extent, an increase in average rates on our interest-bearing investments from 2.7% in the 2004 second quarter to 3.4% in the 2005 second quarter. The higher average balances of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash for the Deerfield Acquisition. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. Our recognized net gains (losses) include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to purchase. The $5.1 million deterioration in our recognized net gains to recognized net losses was principally due to realized and unrealized net losses on our securities sold short with an obligation to purchase during the 2005 second quarter. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. We recognized $2.8 million of other than temporary unrealized losses in the 2004 second quarter reflecting an impairment charge based on a significant decline in market value of one of our more risk-inherent available-for-sale debt securities, whereas we had no similar charge in the 2005 second quarter. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods.

     As of July 3, 2005, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $5.6 million and $(1.4) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

     We expect that the interest income component of our investment income will decrease during the remainder of 2005 due to our net reduction of approximately $130.0 million of interest-bearing cash equivalents in order to fund a portion of the purchase price for the RTM Acquisition.

Gain on Sale of Businesses

     The gain on sale of businesses of $3.1 million for the 2005 second quarter consists of (1) a $2.4 million gain on a sale of a portion of our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, and (2) $0.7 million of non-cash gains from our equity in the net proceeds to both the REIT and Encore from their sales of stock, including exercises of stock options, over the portion of our respective carrying values allocable to the decrease in the respective ownership percentages. We recognize non-cash gains in accordance with our accounting policy under which we recognize a gain or loss upon sale by an equity investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee to the extent realization of the gain is reasonably assured.

Other Income, Net

     Other income, net, increased $0.7 million principally due to (1) $0.3 million of foreign currency transaction and derivative gains related to our July 2004 investment in Jurlique International Pty. Ltd., which we refer to as Jurlique, an Australian company, and (2) a $0.3 million recovery upon collection of a fully reserved non-trade note receivable of Sybra, Inc., our subsidiary that owns our Company-owned restaurants, which predated our December 2002 acquisition of Sybra.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

     Our income (loss) from continuing operations before income taxes and minority interests increased $2.7 million to income of $1.5 million for the three months ended July 3, 2005 from a loss of $1.2 million for the three months ended June 27, 2004 due to the effect of the variances discussed in the captions above.

     We expect to incur employee severance, retention and relocation expenses during the remainder of 2005 and extending into 2006 as a result of the RTM Acquisition currently estimated to total approximately $10.0 million as a result of combining our restaurant operations with RTM and the relocation of the corporate office of the restaurant segment to Atlanta, Georgia.

(Provision For) Benefit From Income Taxes

     The provision for income taxes represented an effective rate of 33% for the three months ended July 3, 2005. The effective provision rate in the 2005 second quarter is lower than the Federal statutory rate of 35% due to the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pretax income used to calculate the effective tax rate. This effect is partially offset by (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. We had a provision for income taxes for the three months ended June 27, 2004 despite a pretax loss principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, for the reason discussed above.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries of $1.1 million in the 2005 second quarter related entirely to Deerfield.

Gain on Disposal of Discontinued Operations

     During the 2005 second quarter, we recorded an additional gain of $0.5 million on the disposal of the former utility and municipal services and refrigeration business segments of a wholly-owned subsidiary, resulting from the gain on sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the buyer.

Six Months Ended July 3, 2005 Compared with Six Months Ended June 27, 2004

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $6.8 million, or 7%, to $106.2 million for the six months ended July 3, 2005 from $99.4 million for the six months ended June 27, 2004. This increase principally reflects $6.4 million attributable to a 6% growth in same-store sales of the Company-owned restaurants in the 2005 first half compared with the relatively flat same-store sales performance of the 2004 first half. The increase in same-store sales reflected (1) introductions of new Market Fresh wraps, sandwiches and salads since the second quarter of 2004, (2) improved marketing reflecting (a) an increase in print media advertising, primarily couponing, and other marketing initiatives in the 2005 first quarter,
(b) the implementation of new menu boards focused on combination meals, (c) a more effective national television advertising campaign implemented in the 2005 first quarter and (d) more effective and targeted local marketing programs during the 2005 second quarter as compared with the 2004 second quarter and (3) operational initiatives targeting continued improvement in customer service levels and convenience.

     The 6% growth in same-store sales of Company-owned restaurants in the 2005 first half compared with the 2004 first half exceeds the 3% growth in same-store sales of franchised restaurants discussed below under "Royalties and Franchise and Related Fees" primarily due to the increased use of couponing in the Company-owned restaurants in the 2005 first quarter.

     Our net sales will increase significantly for the remainder of 2005 as a result of the RTM Acquisition and, to a lesser extent, expected openings of Company-owned restaurants, as discussed in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $3.2 million, or 7%, to $50.5 million for the six months ended July 3, 2005 from $47.3 million for the six months ended June 27, 2004. This increase consisted of (1) a $1.4 million improvement in royalties due to a 3% growth in same-store sales of the franchised restaurants during the 2005 first half compared with the 2004 first half, (2) a $1.2 million increase in royalties from the 86 restaurants opened since June 27, 2004, with generally higher than average sales volumes, replacing the royalties from the 62 generally underperforming restaurants closed since June 27, 2004 and
(3) a $0.6 million improvement in royalties as a result of a slightly higher average royalty rate in the 2005 first half as compared with the 2004 first half. The increase in same-store sales of the franchised restaurants reflects
(1) the new Market Fresh wraps, sandwiches and salads introduced since the second quarter of 2004 discussed above under "Net Sales," (2) improved marketing reflecting (a) the implementation of new menu boards focused on combination meals, (b) a more effective national television advertising campaign implemented in the 2005 first quarter and (c) more effective and targeted local marketing programs funded by both franchised and Company-owned restaurants and (3) operational initiatives targeting continued improvement in customer service levels and convenience. Franchise and related fees were relatively unchanged between the six-month periods.

     Our royalties and franchise and related fees will decrease significantly for the remainder of 2005 as a result of the RTM Acquisition, as discussed in the comparison of the three-month periods. Also as discussed in the comparison of the three-month periods, we expect that same-store sales growth of franchised restaurants will be positive for the remainder of 2005, although the same-store sales growth for the 2005 third quarter is expected to be relatively flat.

Asset Management and Related Fees

     Our asset management and related fees of $24.7 million for the 2005 first half resulted entirely from the management of CDOs and Funds reflecting the Deerfield Acquisition. Our asset management and related fees will be favorably affected by an increase in assets under management for the REIT and a new CDO, as discussed in the comparison of the three-month periods.

Cost of Sales, Excluding Depreciation and Amortization

     Our  cost  of  sales,  excluding  depreciation  and  amortization  resulted entirely from the Company-owned restaurants. Cost of sales increased $1.2 million, or 2%, to $80.2 million for the six months ended July 3, 2005, resulting in a gross margin of 24%, from $79.0 million for the six months ended June 27, 2004, resulting in a gross margin of 21%. The increase in cost of sales is due to the higher sales in the 2005 first half compared with the 2004 first half, as discussed above under "Net Sales." The improvement in gross margin in the 2005 first half compared with the 2004 first half is primarily attributable to (1) improved product mix reflecting higher sales of combination meals, with higher average margins, which are emphasized in our new menu board marketing,
(2) improved oversight and training of store management, (3) improved operational reporting made available by the new back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated reduced food waste and labor efficiencies and (4) the impact of price increases implemented in the second half of 2004 for some of our menu items. Partially offsetting these improvements were higher costs related to incentive compensation as a result of improved performance of the restaurants.

     We expect that our gross margin for the remainder of 2005 will be favorably impacted as a result of the RTM Acquisition, as discussed in the comparison of the three-month periods.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization of $8.8 million for the 2005 first half resulted entirely from the management of CDOs and Funds by Deerfield.

     Our royalties and franchise and related fees have no associated cost of services.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $20.4 million, partially reflecting $10.4 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $10.0 million principally due to (1) a $10.5 million increase in employee compensation reflecting (a) higher incentive compensation costs, (b) to a much lesser extent, increased headcount and (c) in the 2005 first half, a provision for stock-based compensation related to 149,000 and 731,000 shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, as discussed below, granted on March 14, 2005, and (2) a $0.4 million increase in charitable contributions. These increases were partially offset by (1) a $1.2 million decrease in severance charges and (2) a $0.3 million decrease in deferred compensation expense. Deferred compensation expense of $1.0 million in the 2004 first half and $0.7 million in the 2005 first half represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and our President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests."

     The provision for stock-based compensation related to the restricted stock was $2.3 million during the 2005 first half and, as explained in more detail in the comparison of the three-month periods, may vary significantly during the second half of 2005. Also, as explained in more detail in the comparison of the three-month periods, we currently expect that the adoption of SFAS 123(R) no later than our 2006 first quarter will materially increase the amount of compensation expense recognized over the periods that our outstanding stock options and restricted stock vest.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $4.2 million, principally reflecting $2.6 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $1.6 million primarily due to an increase in depreciation and amortization of properties and amortization of software including amounts related to our new back office and point-of-sale restaurant systems installed in the second half of 2004.

Interest Expense

     Interest expense increased $4.1 million principally due to a $4.9 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund and a $0.3 million less favorable effect of the change in fair value of an interest rate swap agreement on one of our term loans in the 2005 first half compared with the 2004 first half. These increases were partially offset by a $1.4 million decrease attributable to lower outstanding amounts of a majority of our long-term debt.

     Our interest expense will increase significantly for the remainder of 2005 and we will expense approximately $30.0 million of prepayment penalties and fees and write off $5.0 million of deferred financing costs in our 2005 third quarter related to our restaurant segment debt outstanding prior to the RTM Acquisition and the refinancing of debt, all as discussed in the comparison of the three-month periods. We are currently evaluating the appropriate accounting for an additional $13.8 million of prepayment penalties and fees relating to the refinanced RTM debt, which may result in an additional charge to interest expense for some or all of this amount in our 2005 third quarter.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                        Six Months Ended
                                                                   ------------------------
                                                                   June 27,         July 3,
                                                                     2004            2005           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)

      Interest income.............................................$     8.4        $   15.8       $     7.4
      Recognized net gains........................................      4.4             0.6            (3.8)
      Other than temporary unrealized losses......................     (2.8)           (0.3)            2.5
      Distributions, including dividends..........................      1.5             1.0            (0.5)
      Other.......................................................     (0.3)           (0.4)           (0.1)
                                                                  ---------        --------       ---------
                                                                  $    11.2        $   16.7       $     5.5
                                                                  =========        ========       =========

     Interest income increased $7.4 million partially reflecting $1.4 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $6.0 million primarily due to higher average balances of our interest-bearing investments and, to a lesser extent, an increase in average rates on our interest-bearing investments from 2.6% in the 2004 second half to 3.4% in the 2005 second half. The higher average balances of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash for the Deerfield Acquisition. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. Our recognized net gains, as discussed in detail in the comparison of the three-month periods, decreased $3.8 million principally due to an increase in realized and unrealized net losses on our securities sold short with an obligation to purchase during the 2005 second half. In addition, during the 2004 first half our recognized net gains included a $0.8 million realized gain from the sale of a cost-method investment held in the Deferred Compensation Trusts as discussed in more detail below under "Income
(Loss) from Continuing Operations Before Income Taxes and Minority Interests". All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable. Our other than temporary unrealized losses, as described in more detail in the comparison of the three-month periods, decreased $2.5 million reflecting the recognition of a $2.8 million impairment charge in the 2004 second quarter based on a significant decline in market value of one of our more risk inherent available-for-sale securities compared with $0.3 million of other than temporary unrealized losses in the 2005 first quarter reflecting impairment charges based on significant declines in the market values of two of our available-for-sale equity investments in publicly traded companies.

     As of July 3, 2005, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities, before income taxes and minority interests, of $5.6 million and $(1.4) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

     We expect that the interest income component of our investment income will decrease during the remainder of 2005 due to the RTM Acquisition, as discussed in the comparison of the three-month periods.

Gain on Sale of Businesses

     The gain on sale of businesses of $12.6 million for the 2005 first half consists of (1) $11.7 million of gains on sales of a portion of our investment in Encore and (2) $0.9 million of non-cash gains from our equity in the net proceeds to both the REIT and Encore from their sales of stock, including exercises of stock options, over the portion of our respective carrying values allocable to the decrease in the respective ownership percentages, as discussed in more detail in the comparison of the three-month periods.

Other Income, Net

     Other income, net increased $0.4 million principally due to (1) the effect of $0.8 million of costs recognized in the 2004 first quarter related to a proposed business acquisition that we decided not to pursue which did not recur in the 2005 period, (2) $0.4 million of foreign currency transaction and derivative gains related to our July 2004 investment in Jurlique, (3) $0.4 million of equity in earnings of the REIT, in which we made an investment in December 2004, during the 2005 first half and (4) a $0.3 million recovery in the 2005 second quarter upon collection of a fully-reserved non-trade note receivable of Sybra which predated our December 2002 acquisition of Sybra, all partially offset by $1.5 million of costs recognized in the 2005 first half related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

     Our income (loss) from continuing operations before income taxes and minority interests increased $14.4 million to income of $9.1 million for the six months ended July 3, 2005 from a loss of $5.3 million for the six months ended June 27, 2004 due to the effect of the variances discussed in the captions above.

     As discussed above, we recognized deferred compensation expense of $1.0 million in the 2004 first half and $0.7 million in the 2005 first half, within general and administrative expenses, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $0.6 million in the 2004 first half and $(0.1) million in the 2005 first half. The net investment income during the 2004 first half consisted of a $0.8 million realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts referred to above under "Investment Income, Net," which represented increases in value prior to that period, less $0.2 million of investment management fees. The net investment loss during the 2005 first half consisted of investment management fees of $0.2 million, less interest income of $0.1 million. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     As discussed in more detail in the comparison of the three-month periods, we expect to incur employee severance, retention, and relocation expenses during the remainder of 2005 and extending into 2006 as a result of the RTM Acquisition estimated to total approximately $10.0 million.

(Provision For) Benefit From Income Taxes

     The provision for income taxes represented an effective rate of 33% for the six months ended July 3, 2005 and the benefit from income taxes represented an effective rate of 17% for the six months ended June 27, 2004. The effective provision rate in the 2005 first half is lower than the Federal statutory rate of 35% due to the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pretax income used to calculate the effective tax rate. This effect is partially offset by (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. The effective benefit rate in the 2004 first half was lower than the Federal statutory rate principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, for the reason discussed above.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries of $3.5 million in the 2005 first half principally consisted of $3.0 million related to Deerfield.

Gain on Disposal of Discontinued Operations

     During the 2005 first half, we recorded an additional gain of $0.5 million on the disposal of the former utility and municipal services and refrigeration business segments of a wholly-owned subsidiary, as discussed in more detail in the comparison of the three-month periods.

Liquidity and Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $400.1 million during the six months ended July 3, 2005 principally reflecting net income of $3.1 million offset by net operating investment adjustments of $395.5 million.

     The net operating investment adjustments principally reflect net purchases of trading securities and net settlements of trading derivatives, which were principally funded by proceeds from net sales of repurchase agreements and the net proceeds from securities sold short. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying condensed consolidated statements of cash flows. However, the net sales of repurchase agreements and the net proceeds from securities sold short are reported in continuing investing activities in the accompanying condensed consolidated statements of cash flows. The cash used by changes in operating assets and liabilities primarily reflects a $15.0 million decrease in accounts payable and accrued expenses due to the annual payment of previously accrued incentive compensation, partially offset by a $7.6 million decrease in trade and other receivables resulting from collections of asset management incentive fees receivable. Other adjustments were principally due to non-cash adjustments for depreciation and amortization of $12.3 million and minority interests in income of consolidated subsidiaries of $3.5 million, partially offset by the classification of a gain on sale of businesses of $12.7 million as an investing activity.

     Due to the potential significant effects of net operating investment adjustments, which represent the discretionary investment of excess cash and proceeds from the use of leverage, we are currently unable to estimate whether or not we will have positive cash flows from our continuing operating activities during the second half of 2005.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $463.4 million at July 3, 2005, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.5:1. Working capital at July 3, 2005 was relatively unchanged from the $463.9 million at January 2, 2005.

     Our total capitalization at July 3, 2005 was $774.1 million, consisting of stockholders' equity of $300.1 million, long-term debt of $464.8 million, including current portion, and notes payable of $9.2 million. Our total capitalization at July 3, 2005 decreased $28.0 million from $802.1 million at January 2, 2005 principally due to (1) long-term debt and notes payable repayments of $26.9 million and (2) dividend payments of $9.4 million, both partially offset by (1) net income of $3.1 million, (2) amortization of stock-based compensation reducing unearned compensation of $2.5 million and (3) proceeds from stock option exercises of $2.1 million. Our total capitalization will increase as a result of the acquisition of RTM Restaurant Group (see below).

RTM Acquisition

     On July 25, 2005, we completed the acquisition of substantially all of the equity interests or assets of entities comprising the RTM Restaurant Group, excluding certain assets, which we refer to as the RTM Acquisition. RTM was Arby's largest franchisee with 775 Arby's restaurants in 22 states. The aggregate purchase price for RTM is currently estimated to be $369.2 million consisting of (1) $175.0 million in cash, subject to a post-closing adjustment,
(2) 9,684,000 shares of our class B common stock issued from treasury with a fair value of $145.3 million as of July 25, 2005 based on the closing price of our class B common stock on that date of $15.00 per share, (3) $21.8 million of debt, including related accrued interest and prepayment penalties, assumed but not an obligation of the entities included in the RTM Acquisition (4) stock options to purchase 774,000 shares of our class B common stock with a fair value of $4.1 million as of July 25, 2005, calculated using the Black-Scholes-Merton option pricing model, issued in exchange for existing RTM stock options and (5) $23.0 million of related estimated expenses. RTM's results of operations and cash flows subsequent to the July 25, 2005 acquisition date will be included in our consolidated results of operations and cash flows.

New Credit Agreement

     In connection with the RTM Acquisition, on July 25, 2005, we refinanced substantially all of the $268.4 million existing indebtedness of our restaurant segment and debt of $212.8 million of RTM with a substantial portion of the $620.0 million of proceeds from borrowings under a new credit facility. The credit facility includes a senior secured term loan facility which provides for term loans, which we refer to as the Term Loan, in the aggregate principal amount of $620.0 million and a senior secured revolving credit facility of $100.0 million which matures on July 25, 2011 pursuant to a credit agreement, which we refer to as the Credit Agreement. The Term Loan is due $3.1 million in 2005, $6.2 million in 2006 through 2010, $294.5 million in 2011 and $291.4 million in 2012, in each case payable in quarterly installments with the first payment due on September 30, 2005, and matures on July 25, 2012. However, the term loan requires prepayments of principal amounts resulting from certain events and beginning in 2007 a portion of the excess cash flow of the restaurant segment as determined under the Credit Agreement. We incurred $13.0 million of estimated expenses related to the Credit Agreement which will be amortized as interest expense using the interest rate method over the life of the Term Loan. The obligations under the Credit Agreement are secured by substantially all of the assets, other than real property, of our restaurant segment and are also guaranteed by substantially all of the entities comprising the restaurant segment. Triarc, however, is not party to the guarantees.

Convertible Notes

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

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $10.0 million as of July 3, 2005. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $8.3 million as of July 3, 2005.

Refinanced Debt

     As of July 3, 2005, we have outstanding $200.1 million of insured non-recourse securitization notes, which we refer to as Securitization Notes, $67.4 million of leasehold notes, equipment notes and mortgage notes relating to our Company-owned restaurants, and $2.9 million of other debt related to our restaurant segment. As indicated above, in connection with the July 25, 2005 RTM Acquisition, all of this debt was refinanced with a new Term Loan. However, prior to the refinancing we made payments of $2.0 million during the third quarter of 2005.

Notes Payable

     We have outstanding $9.2 million of notes payable as of July 3, 2005 which relate to Deerfield and are secured by short-term investments in preferred shares of CDOs with a carrying value of $15.1 million as of July 3, 2005. These notes must be repaid from a portion or all of the distributions on, or sales proceeds from, those investments and a portion of the total asset management fees received from the respective CDOs.

Revolving Credit Facilities

     We do not have any revolving credit facilities as of July 3, 2005. In connection with the RTM Acquisition, on July 25, 2005 we entered into a $100.0 million six-year senior secured revolving credit facility, all of which is currently available.

Debt Repayments and Covenants

     Our total scheduled long-term debt and note payable repayments during the second half of 2005, as adjusted to reflect the RTM Acquisition and our debt refinancing, are $19.9 million consisting principally of $2.0 million paid on our refinanced debt prior to refinancing, $3.1 million under our $620.0 million term loan facility, $6.8 million relating to sale-leaseback obligations, $2.6 million relating to capitalized leases, $1.3 million under our secured bank term loan, $1.1 million under our secured promissory note and $3.0 million expected to be paid under our notes payable.

     Our various note agreements and indentures as of July 3, 2005 contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust. We were in compliance with all of these covenants as of July 3, 2005. Following the debt refinancing on July 25, 2005, we now have certain covenants relating to the Credit Agreement, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc.

Contractual Obligations

     As of July 3, 2005 there were no significant changes in our contractual obligations since January 2, 2005 as discussed in Item 7 of our 2004 Form 10-K. However, in connection with the RTM Acquisition and our debt refinancing on July 25, 2005, our contractual obligations related to our debt obligations increased by approximately $522.0 million, including $128.0 million of sale-leaseback obligations and $42.0 million of capitalized lease obligations, and our operating lease commitments increased by approximately $410.0 million.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of July 3, 2005, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of July 3, 2005. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Either National Propane or AmeriGas Propane L.P., which we refer to as AmeriGas Propane, may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.1 million as of July 3, 2005, associated with the sale, prior to 2004, of our former propane business if National Propane required the repurchase.

     Triarc guaranteed mortgage notes payable through 2015 of approximately $38.0 million as of July 3, 2005 related to 355 restaurants we sold to RTM in 1997. As a result of our debt refinancing, on July 26, 2005 the mortgage notes were repaid and, accordingly, we no longer have the related guarantee. RTM also assumed substantially all of the associated lease obligations, although Arby's, LLC remained contingently liable if RTM did not make the required lease payments. Those lease obligations approximated $49.0 million as of July 3, 2005. As a result of the RTM Acquisition we are now directly responsible for these lease obligations.

Capital Expenditures

     Cash capital expenditures amounted to $3.1 million during the 2005 first half. We expect that cash capital expenditures and non-cash capital expenditures, including those relating to RTM, will be approximately $40.0 million and $20.0 million, respectively, during the second half of 2005 principally relating to (1) the opening of 25 new Company-owned restaurants and remodeling some of our existing restaurants, (2) leasehold improvements for our and the restaurant segment's newly leased corporate office facilities and (3) maintenance capital expenditures for our Company-owned restaurants. We have $0.7 million of outstanding commitments for these capital expenditures as of July 3, 2005.

Investments and Potential Acquisitions

     In July 2004 we acquired a 25% equity interest, with a 14.3% general voting interest, in Jurlique, a privately held Australian skin and beauty products company, for $25.6 million, including expenses of $0.4 million. In July 2004 we paid $13.3 million, including expenses of $0.4 million, and in July 2005 we made the final payment of $12.3 million. On July 28, 2005, we made an additional investment in Jurlique of $4.5 million increasing our equity interest to 29%, with a 15.0% general voting interest. We are accounting for Jurlique under the cost method since our voting stock interest of 14.3% as of July 3, 2005 and 15.0% after July 28, 2005 does not provide us the ability to exercise significant influence over Jurlique's operating and financial policies. In addition, we entered into a put and call arrangement on a portion of our investment whereby we have limited the overall foreign currency risk of holding the investment through July 2007.

     As of July 3, 2005, we had $614.7 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $32.9 million of noncurrent restricted cash equivalents, including $30.6 million related to the Securitization Notes. This amount also includes $95.2 million invested in the Opportunities Fund and $4.8 million in DM Fund, LLC, which are both managed by Deerfield and consolidated by us and which we have agreed not to withdraw before October 4, 2006. In connection with the RTM Acquisition and related refinancing our cash balance was reduced by approximately $130.0 million. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, a potential corporate restructuring as discussed above under "Introduction and Executive Overview," repurchases of Triarc common stock (see "Treasury Stock Purchases" below) and investments.

Dividends

     On March 15, 2005 and June 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $9.4 million. On August 11, 2005, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, to holders of record on September 1, 2005 and payable on September 15, 2005. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the fourth quarter of 2005 at the same rate as declared for the 2005 third quarter, based on the number of our class A and class B common shares outstanding as of August 1, 2005, which includes the 9,684,000 shares of our class B common stock issued in connection with the RTM Acquisition, our total cash requirement for dividends would be $13.1 million for the second half of 2005.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2006 up to a total of $50.0 million of our class A and class B common stock as of July 3, 2005. We did not make any treasury stock purchases during the 2005 first half and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

     Our consolidated cash requirements for continuing operations for the second half of 2005, exclusive of operating cash flow requirements but adjusted to reflect the RTM Acquisition and the related refinancing, consist principally of
(1) approximately $537.0 million to refinance substantially all of the existing indebtedness of our restaurant segment and RTM, including approximately $44.0 million for prepayment penalties and fees and $13.0 million of estimated expenses, (2) $175.0 million to fund the RTM Acquisition, $21.8 million to repay debt, including related accrued interest and prepayment penalties, assumed but not an obligation of the entities included in the RTM Acquisition and $23.0 million of estimated expenses relating to the RTM Acquisition, (3) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (4) cash capital expenditures of approximately $40.0 million, (5) scheduled debt principal repayments, as adjusted for our debt refinancing, aggregating $19.9 million, (6) payments for investments in Jurlique of $16.8 million, (7) regular quarterly cash dividends aggregating approximately $13.1 million and (8) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) the proceeds from our $620.0 million Term Loan,
(2) the use of our liquid net current assets, (3) cash flows from continuing operating activities, if any, (4) our $100.0 million revolving credit facility and (5) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

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

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the Florida DEP for its review, after which it will reevaluate the need for additional assessment or remediation. Based on provisions made prior to 2004 of $1.7 million for those costs and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. Through July 3, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.2 million as of July 3, 2005. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

     In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on evaluating whether an investment is other-than-temporarily impaired. The recognition and measurement provisions of EITF 03-1, which were to be effective for periods beginning after June 15, 2004, were delayed by the FASB pending further guidance. During the period of delay, we will continue to evaluate our investments as required by existing authoritative guidance, including Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities." We do not expect that the recognition and measurement provisions of EITF 03-1 will have a significant effect on our financial position or results of operations if and when they become effective, since the principles we use to measure any other than temporary impairment losses are generally consistent with those proposed in EITF 03-1.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The requirements of SFAS 123(R) are similar to those of SFAS 123, except that SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award. We currently use the intrinsic value method of measuring these awards under APB 25, which will no longer be an alternative to the fair value method under SFAS 123(R). In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that defers the required effective date of SFAS 123(R) for us to no later than our fiscal first quarter of 2006. Under SFAS 123(R), we must determine the appropriate fair value model to be used in our circumstances, the recognition method for compensation cost and the transition method to be used upon adoption. We are evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will have a material effect on our consolidated results of operations and income (loss) per share. We have not yet determined the fair value model, the recognition method or adoption method we will use. Accordingly, we are unable to estimate the effect of adopting SFAS 123(R) or whether the adoption will result in future expense amounts that are similar to those included in our pro forma disclosures under SFAS 123.

     In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under SFAS 154, a change in the method of applying an accounting principle would also be considered a change in accounting principle. SFAS 154 is effective commencing with our first fiscal quarter of 2006. We presently do not believe that the adoption of SFAS 154 will have any immediate effect on our consolidated financial position or result of operations since we do not currently anticipate changing any accounting methods or principles except for the adoption of SFAS 123 (R) which provides specific transition provisions.

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

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the six months ended July 3, 2005.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps relating to our long-term debt during the six months ended July 3, 2005. As of July 3, 2005, our notes payable and long-term debt, including current portion, aggregated $474.0 million and consisted of $454.8 million of fixed-rate debt, $10.0 million of a variable-rate bank loan and $9.2 million of variable-rate notes payable. The fair value of our fixed-rate debt will increase if interest rates decrease. However, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan which effectively establishes a fixed interest rate on this debt so long as the one-month London Interbank Offered Rate is below 6.5%. Subsequent to July 3, 2005, in connection with our acquisition of RTM Restaurant Group, we borrowed $620.0 million under a new variable-rate seven-year senior secured term loan facility, a substantial portion of which was or will be used to refinance $268.4 million of our existing fixed-rate debt and debt of $212.8 million of RTM that we assumed, other than approximately $170.0 million of sale-leaseback and capitalized lease obligations. We are required under the related credit agreement to provide protection against interest rate fluctuations on at least 33% of the outstanding principal amount under this term loan facility by November 22, 2005 for a period of two years. We are currently evaluating what form and level of protection we will obtain, but expect to utilize interest rate cap and/or interest rate swap agreements. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty-one years. See below for a discussion of how we manage this risk. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the 2005 first half. However, subsequent to July 3, 2005 we paid the second half of the purchase price in Australian dollars for our investment in Jurlique International Pty Ltd., an Australian company, and settled a forward contract whereby we had fixed the exchange rate for payment of this liability. In addition, subsequent to July 3, 2005 our exposure to foreign currency risk has increased as a result of an additional $4.5 million investment in Jurlique. Our existing put and call arrangement on a portion of our original cost related to this investment, whereby we have limited the overall foreign currency risk of holding the investment through July 5, 2007, does not relate to the additional $4.5 million investment.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We are continuing to adjust our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million to seed a new multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by a subsidiary of ours and is currently consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invests principally in various fixed income securities and their derivatives, as opportunities arise. Further, the Opportunities Fund employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase as well as the effective leverage represented by the notional amounts of its various derivatives. The investments of the
Opportunities Fund are subject to interest rate risk and the inherent credit risk related to the underlying creditworthiness of the various issuers. The Opportunities Fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategies. The Opportunities Fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests. As of July 3, 2005, the derivatives held in our short-term investment trading portfolios, principally through the Opportunities Fund, consisted of (1) credit default swaps, (2) bank loan total return swaps, (3) an option on an interest rate swap,
(4) options on foreign currency and interest rate futures contracts, (5) futures contracts relating to interest rates and foreign currencies and (6) forward contracts on foreign currencies. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment holdings of various issuers, types and maturities. As of July 3, 2005 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...................................$     295,719
      Short-term investments.....................................................................      628,674
      Investment settlements receivable..........................................................      210,820
      Current and non-current restricted cash equivalents........................................      229,197
      Non-current investments....................................................................       87,032
                                                                                                 -------------
                                                                                                 $   1,451,442
                                                                                                 =============

      Certain liability positions related to investments:
         Investment settlements payable..........................................................$     (40,751)
         Securities sold under agreements to repurchase .........................................     (400,044)
         Securities sold with an obligation to purchase included in "Other liability positions
             related to short-term investments"..................................................     (366,572)
         Derivatives held in trading portfolios in liability positions included in "Other
             liability positions related to short-term investments"..............................       (2,395)
         Installment payment due subsequent to July 3, 2005 for investment in Jurlique,
             included in "Accrued expenses and other current liabilities"........................      (13,555)
                                                                                                 -------------
                                                                                                 $    (823,317)
                                                                                                 =============

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund and bank money market accounts, securities purchased under agreements to resell the following day collateralized by United States government and government agency debt securities, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities.

     At July 3, 2005 our investments were classified in the following general types or categories (in thousands):

                                                                                           Carrying Value
                                                                         At Fair       ----------------------
                         Type                             At Cost       Value (e)      Amount         Percent
                         ----                             -------       --------       ------         -------

      Cash equivalents (a)............................$   295,719     $   295,719    $   295,719       20%
      Investment settlements receivable (b)...........    210,820         210,820        210,820       15%
      Restricted cash equivalents.....................    229,197         229,197        229,197       16%
      Investments accounted for as:
           Available-for-sale securities (c)..........    119,124         123,345        123,345        8%
           Trading securities.........................    482,197         482,550        482,550       33%
           Trading derivatives........................        874           1,672          1,672       --%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     21,501          28,499         21,501        2%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....     22,920          34,768         22,920        2%
      Other current and non-current investments
        accounted for at:
           Cost.......................................     35,887          38,403         35,887        2%
           Equity.....................................     15,109          36,105         20,472        1%
           Fair value ................................      7,359           7,359          7,359        1%
                                                      -----------     -----------    -----------     -----
      Total cash equivalents and long investment
        positions.....................................$ 1,440,707     $ 1,488,437     $1,451,442      100%
                                                      ===========     ===========     ==========      ====

    Certain liability positions related to
      investments:
           Investment settlements payable (b).........$   (40,751)    $   (40,751)   $   (40,751)    N/A
           Securities sold under agreements to
              repurchase..............................   (399,408)       (400,044)      (400,044)    N/A
           Securities sold with an obligation to
              purchase................................   (361,962)       (366,572)      (366,572)    N/A
           Derivatives held in trading portfolios in
              liability positions.....................         --          (2,395)        (2,395)    N/A
           Installment payment due subsequent to
              July 3, 2005 for investment in
              Jurlique (d)............................    (12,308)        (13,555)       (13,555)    N/A
                                                      -----------     -----------    -----------
                                                      $  (814,429)    $  (823,317)   $  (823,317)    N/A
                                                      ===========     ===========    ===========

(a) Includes $5,875,000 of cash equivalents held in deferred compensation trusts.
(b) Represents unsettled security trades as of July 3, 2005 principally in the Opportunities Fund.
(c) Includes $15,058,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $9,150,000.
(d) The fair value of this liability does not reflect the offsetting effect of a related foreign currency forward contract in an asset position which had a fair value of $1,517,000.
(e) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale.
Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in (1) a public company and (2) a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options in the real estate investment trust that we manage, which we received as stock-based compensation and account for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at July 3, 2005 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of July 3, 2005 based upon assumed immediate adverse effects as noted below (in thousands):


Trading Purposes:

                                                                      Carrying    Interest     Equity        Foreign
                                                                        Value     Rate Risk  Price Risk   Currency Risk
                                                                      --------    ---------  ----------   -------------
   Equity securities...............................................  $      22    $     --    $      (2)  $         --
   Debt securities.................................................    482,528     (12,186)          --             --
   Trading derivatives in asset positions..........................      1,672      (1,137)          --            (36)
   Trading derivatives in liability positions......................     (2,395)        (50)          --           (101)

     The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at July 3, 2005, with all other variables held constant.

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

Other Than Trading Purposes:

                                                          Carrying     Interest           Equity          Foreign
                                                            Value      Rate Risk        Price Risk      Currency Risk
                                                          --------     ---------        ----------      -------------
      Cash held in a foreign currency account..........$    13,755     $      --        $      --         $  (1,376)
      Cash equivalents.................................    295,719            (3)              --                --
      Investment settlements receivable................    210,820            --               --                --
      Restricted cash equivalents......................    229,197           (32)              --                --
      Available-for-sale equity securities.............     39,559            --           (3,956)               --
      Available-for-sale asset-backed securities.......     26,761        (2,408)              --                --
      Available-for-sale preferred shares of CDOs......     19,856        (1,039)              --                --
      Available-for-sale United States government and
         government agency debt securities.............     13,086           (55)              --                --
      Available-for-sale commercial paper..............     12,317           (31)              --                --
      Available-for-sale debt mutual fund..............      8,725          (175)              --                --
      Available-for-sale corporate debt securities,
         other than commercial paper...................      3,041          (114)              --                --
      Investment in Jurlique...........................     25,611            --           (2,561)           (1,241)
      Other investments................................     82,528          (867)          (5,846)              (42)
      Foreign currency forward contract in an asset
         position......................................      1,517            --               --            (1,377)
      Foreign currency put and call arrangement in a
         net liability position........................       (390)           --               --            (1,143)
      Investment settlements payable...................    (40,751)           --               --                --
      Securities sold under agreements to repurchase...   (400,044)           (8)              --                --
      Securities sold with an obligation to purchase...   (366,572)      (11,386)            (885)               --
      Installment payment due subsequent to
         July 3, 2005 for investment in Jurlique.......    (13,555)           --               --            (1,356)
      Notes payable and long-term debt, excluding
         capitalized lease obligations.................   (473,175)      (19,276)              --                --
      Interest rate swap agreement in a payable
         position......................................       (151)         (143)              --                --


     The sensitivity analysis of financial instruments held at July 3, 2005 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at July 3, 2005, with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                                        Range            Weighted Average
                                                                                        -----            ----------------
      Cash equivalents (other than money market funds
         and interest-bearing brokerage and bank accounts
         and securities purchased under agreements to resell)...................  24 days - 85 days           55 days
      Restricted cash equivalents...............................................  19 days - 25 days           20 days
      Asset-backed securities...................................................2 3/4 years - 31 years        9 years
      CDOs underlying preferred shares..........................................  2 years - 7 3/4 years   4 3/4 years
      United States government and government agency debt
         securities............................................................. 19 days - 11 months         5 months
      Commercial paper..........................................................  2 days - 7 months          3 months
      Debt mutual fund..........................................................  1 day - 35 years            2 years
      Corporate debt securities, other than commercial paper....................  3 years - 4 years       3 3/4 years
      Debt securities included in other investments (principally held by investment limited partnerships and similar
         investment entities)...................................................         (a)                 10 years

(a) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $293.6 million and $171.0 million, respectively, of mutual fund and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

     The interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease obligations, relates only to our fixed-rate debt outstanding as of July 3, 2005 and represents the potential impact a decrease in interest rates of one percentage point has on the fair value of this debt, and not on our financial position or our results of operations. It does not take into consideration the refinancing of $268.4 million of this fixed-rate debt with variable-rate debt subsequent to July 3, 2003 in connection with the acquisition of RTM. The fair value of our variable-rate debt, as well as almost all of our obligations for securities sold under agreements to repurchase, approximates the carrying value since the floating interest rate resets daily, monthly or quarterly and, as a result, we assumed no associated interest rate risk. However, as discussed above under "Interest Rate Risk," we have an interest rate swap agreement with an embedded written call option on our variable-rate bank loan. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

     The foreign currency risk presented for our investment in Jurlique as of July 3, 2005 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique's operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency forward contract and foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of each of these respective financial instruments and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments held since January 2, 2005 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. The analysis also assumed that the decrease in the equity markets and the change in foreign currency were other than temporary with respect to these investments. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company"), and those statements preceded by, followed by, or that include the words "may," "believes," "plans," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

o    competition,   including  pricing   pressures,   the  potential  impact  of
     competitor's new units on sales by Arby's(R) restaurants;

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

o our ability to identify appropriate acquisition targets in the future and to successfully integrate acquisitions into our existing operations; and

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

Item 1.  Legal Proceedings

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and the work under that plan has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The results of the sampling events, which occurred in January and June 2005, have been submitted to the Florida DEP for its review. Based on provisions made prior to 2004 of approximately $1.7 million for costs associated with this matter, and after taking into consideration various legal defenses available to us, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees. Accordingly, this matter is not expected to have a material adverse effect on our consolidated financial position or results of operations. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Legal and Environmental Matters."

     In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company ("RTM"), which became a subsidiary of the Company following the acquisition of RTM Restaurant Group in July 2005. The complaint alleges that the approximately 775 Arby's restaurants owned by RTM and its affiliates failed to comply with Title III of the Americans with Disabilities Act (the "ADA"). The plaintiffs are requesting class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of its restaurants. The complaint does not seek monetary damages, but does seek attorneys' fees. Without admitting liability, RTM entered into an agreement with the plaintiffs on a class-wide basis which is subject to court approval. The proposed agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year. The proposed agreement would also apply to restaurants subsequently acquired by RTM and such affiliates. The Company estimates that it will spend approximately $1.0 million per year of capital expenditures to bring the restaurants into compliance under the proposed agreement and pay certain legal fees. The proposed settlement was submitted to the court for approval on August 13, 2004. On April 7, 2005 the court held a fairness hearing on the matter. The court has not yet ruled on the proposed settlement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second fiscal quarter of 2005:

                                                Issuer Repurchases of Equity Securities


------------------------------- ---------------------- --------------------- --------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                                   Total Number of      Average Price Paid    Publicly Announced Plan      May Yet Be Purchased
            Period              Shares Purchased (1)      Per Share (1)                 (2)                 Under the Plan (2)
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
        April 4, 2005
            through                      ---                   ---                      ---                    $50,000,000
         May 1, 2005
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
         May 2, 2005
           through                       ---                   ---                      ---                    $50,000,000
         May 29, 2005
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
         May 30, 2005              3,388 Class B,        $14.39 (Class B,
           through                     Series 1             Series 1)                   ---                    $50,000,000
         July 3, 2005
------------------------------- ---------------------- --------------------- --------------------------- -------------------------

(1) Reflects 3,388 shares of Class B Common Stock, Series 1, tendered as payment of the exercise price of stock options under the Company's Amended and Restated 1993 Equity Participation Plan. The shares were valued at the closing price of the Class B Common Stock, Series 1, on the date of exercise of the stock options.

(2) On December 16, 2004, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2006 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock. No transactions were effected under our stock repurchase program during the second fiscal quarter of 2005.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 1, 2005, we held our Annual Meeting of Stockholders. As previously announced, at the Annual Meeting Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Edward P. Garden, Joseph A. Levato, Gregory H. Sachs, David E. Schwab II, Raymond S. Troubh, Gerald Tsai, Jr. and Jack G. Wasserman were elected to serve as Directors. Stockholders also approved Proposal 2, an amendment to the performance goal bonus award portion of the Company's 1999 Executive Bonus Plan as described in the proxy statement, and Proposal 3, ratifying the appointment of Deloitte & Touche LLP as our independent registered public accountants.

         The voting on the above matters is set forth below:

         Nominee                            Votes For            Votes Withheld
         ------------------                 ------------         ---------------
         Nelson Peltz                       25,885,002.5               519,232.5
         Peter W. May                       25,885,822.7               518,952.3
         Hugh L. Carey                      25,930,744.6               473,396.7
         Clive Chajet                       25,920,442.2               483,699.1
         Edward P. Garden                   25,890,143.0               514,092.0
         Joseph A. Levato                   25,690,668.1               713,566.9
         Gregory H. Sachs                   25,840,736.5               563,498.5
         David E. Schwab II                 25,869,438.0               534,703.3
         Raymond S. Troubh                  25,820,466.7               583,674.6
         Gerald Tsai, Jr.                   25,877,258.9               526,882.4
         Jack G. Wasserman                  25,966,318.0               437,823.3

     Proposal 2 - There were 25,718,756.1 votes for, 659,118 votes against and
         26,265 abstentions. There were no broker non-votes for this item. Proposal 3 - There were 26,351,508.6 votes for, 41,878.6 votes against and
         10,754.1 abstentions.  There were no broker non-votes for this item.

Item 5.  Other Information.

RTM Acquisition

     On July 25, 2005, the Company completed its acquisition of RTM Restaurant Group ("RTM"). RTM is the largest Arby's(R) franchisee, with 775 Arby's restaurants in 22 states. The Company, through its subsidiaries, is the franchisor of the Arby's restaurant system and, as a result of the transaction, is the owner and operator of over 1,000 Arby's restaurants located in the United States.

     Total consideration in the RTM acquisition consisted of $175 million in cash, subject to post closing adjustment, plus approximately 9.7 million shares of the Company's Class B Common Stock, Series 1, and options to purchase approximately 774,000 shares of the Companys Class B Common Stock, Series 1 (weighted average exercise price of $8.92), which were issued in replacement of existing RTM stock options. The combined value of the shares and options issued by the Company in connection with the RTM acquisition was approximately $150 million, based on a closing price of $15.00 per share on July 25, 2005. In connection with the RTM acquisition, Arby's Restaurant Group, Inc. ("ARG"), a wholly owned subsidiary of the Company, also assumed approximately $400 million of RTM net debt, including approximately $180 million of RTM capitalized lease and financing obligations.

     The Company provided $135 million in cash to fund the acquisition. ARG funded the remaining cash needed to complete the acquisition, including transaction costs, and refinanced substantially all of its and RTM's existing indebtedness, with the proceeds from a new $720 million credit facility (consisting of a $620 million senior term loan B facility and a $100 million senior revolving credit facility, with a $30 million subfacility for letters of credit). This refinancing included the repayment of approximately $234 million of RTM third-party debt and approximately $71 million of ARG third-party debt as well as the defeasance of the Arby's Franchise Trust, 7.44% insured non-recourse securitization notes (total principal amount of $198 million), which will be redeemed in full on August 22, 2005, and the payment of related prepayment penalties.

Potential Corporate Restructuring

     As previously reported, the Company is continuing to explore a corporate restructuring that would separate our non-restaurant operations (primarily our ownership interest in our alternative asset management business, Deerfield & Company LLC) from Triarc, through a spin-off of such operations to the Company's shareholders. Options for the Company's other remaining assets are also under review and could include the allocation of the Company's cash, cash equivalents, short term and other investments, including funds, between its operations and/or a special dividend or distribution to shareholders. If the corporate restructuring is completed through a spin-off of Deerfield & Company, it is expected that Triarc would be renamed Arby's. As a result, the Company's shareholders would then hold shares in two "pure play" public companies: Arby's (formerly known as Triarc), which following the completion of the acquisition of RTM is a fully integrated stand-alone restaurant company, and Deerfield & Company, an asset management business that had approximately $10.2 billion in assets under management as of August 1, 2005.

     The Company's senior officers are also continuing to actively explore the creation of one or more equity investment funds, which would be managed and owned by such officers, and which would be separate and distinct from Triarc and the spun-off businesses. A portion of the economics generated by the fund(s) may be paid to Triarc (which would be renamed Arby's) and/or Deerfield & Company.

     Triarc's Board of Directors has formed a special committee of independent directors to review and consider related-party issues in connection with the restructuring and the formation of the equity investment fund(s). The special committee consists of the following directors: David E. Schwab II (Chairman), Joseph A. Levato (Vice Chairman), Clive Chajet and Raymond S. Troubh.

     If the corporate restructuring is completed and the equity investment fund(s) are successfully launched, following a transition period, Arby's would be led by its current President and Chief Executive Officer, Douglas N. Benham, and Deerfield & Company would be led by its current Chairman and Chief Executive Officer, Gregory H. Sachs. In addition, Nelson Peltz and Peter W. May, currently Triarc's Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, who together beneficially owned an aggregate of approximately 30.5% of the shares of Triarc's Class A Common Stock and Class B Common Stock, Series 1, as of August 1, 2005, would continue to be large shareholders and directors of the two new public companies. It is also anticipated that Messrs. Peltz and May would be Chairman and Vice Chairman, respectively, of Arby's, that Mr. Peltz would continue in his role as Chairman of Deerfield Triarc Capital Corp. ("DTCC"), a publicly traded mortgage REIT managed by Deerfield Capital Management LLC ("Deerfield"), an indirect majority-owned subsidiary of the Company, and that Messrs. Peltz and May and Triarc's current Vice Chairman, Edward P. Garden, would continue in their roles on the DTCC investment committee.

     There can be no assurance that the spin-off or the creation of the equity investment fund(s) will be consummated.

Item 6.  Exhibits.

2.1 Agreement and Plan of Merger, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and
     J. Russell Welch, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.2 Membership Interest Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to
     Exhibit 2.3 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.3 Asset Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.5 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.4 Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to
     Exhibit 2.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.5 First Amendment to Membership Interest Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc. Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.4 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.6 First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
     2.6 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

3.1 Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

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

4.1 Registration Rights Agreement, dated as of July 25, 2005, among Triarc Companies, Inc. and certain stockholders of Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

4.2 First Supplemental Indenture, dated as of July 13, 2005, among Arby's Franchise Trust, Ambac Assurance Corporation, as Insurer and as Controlling Party, and BNY Midwest Trust Company, as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.1 Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.2 Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.3 Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.4 Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.5 Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 1, 2005 (SEC file no. 1-2207).

10.6 Credit Agreement, dated as of July 25, 2005, among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.7 Employment Agreement, dated July 25, 2005, by and between Douglas N. Benham and Arby's Restaurant Group, Inc., incorporated herein by reference to
     Exhibit 10.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.8 Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
     10.3 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q. *

_______________________
*    Filed herewith.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRIARC COMPANIES, INC.
                                            (Registrant)


Date:  August 12, 2005                       By:  /s/FRANCIS T. MCCARRON
                                                  ------------------------------
                                                  Francis T. McCarron
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (On behalf of the Company)


Date:  August 12, 2005                       By:  /s/FRED H. SCHAEFER
                                                  ------------------------------
                                                  Fred H. Schaefer
                                                  Senior Vice President and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                       Exhibit Index
                                       -------------

Exhibit
  No.                                   Description
---------                               -----------

2.1 Agreement and Plan of Merger, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and
     J. Russell Welch, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.2 Membership Interest Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to
     Exhibit 2.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.3 Asset Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.3 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.4 Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to
     Exhibit 2.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.5 First Amendment to Membership Interest Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc. Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.4 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.6 First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
     2.6 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

3.1 Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

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

4.1 Registration Rights Agreement, dated as of July 25, 2005, among Triarc Companies, Inc. and certain stockholders of Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

4.2 First Supplemental Indenture, dated as of July 13, 2005, among Arby's Franchise Trust, Ambac Assurance Corporation, as Insurer and as Controlling Party, and BNY Midwest Trust Company, as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.1 Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.2 Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.3 Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.4 Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).

10.5 Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 1, 2005 (SEC file no. 1-2207).

10.6 Credit Agreement, dated as of July 25, 2005, among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.7 Employment Agreement, dated July 25, 2005, by and between Douglas N. Benham and Arby's Restaurant Group, Inc., incorporated herein by reference to
     Exhibit 10.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.8 Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
     10.3 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).


31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q. *

_______________________
*    Filed herewith.

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules~13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules~13a-15(f) and 15d-15(f)) for the registrant and have:

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



Date:  August 12, 2005
                                            /s/NELSON PELTZ
                                            ------------------------------------
                                            Nelson Peltz
                                            Chairman and Chief Executive Officer

                                                                   EXHIBIT 31.2
                             CERTIFICATIONS

     I, Francis T. McCarron, the Executive Vice President and Chief Financial Officer of Triarc Companies,Inc., certify that:

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



Date:  August 12, 2005
                                                     /s/FRANCIS T. MCCARRON
                                                     ---------------------------
                                                     Francis T. McCarron
                                                     Executive Vice President
                                                     and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 12, 2005                    /s/NELSON PELTZ
                                            ------------------------------------
                                            Nelson Peltz
                                            Chairman and Chief Executive Officer



Dated:   August 12, 2005                    /s/FRANCIS T. MCCARRON
                                            ------------------------------------
                                            Francis T. McCarron
                                            Executive Vice President and Chief
                                            Financial Officer




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