Form 10-Q
period 2005-10-02
TRIARC COMPANIES INC
filed 2005-11-14
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended October 2, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  ( ) Yes (X) No

     There were 23,964,599 shares of the registrant's Class A Common Stock and 52,472,346 shares of the registrant's Class B Common Stock outstanding as of October 31, 2005.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        January 2,            October 2,
                                                                                         2005 (A)                2005
                                                                                         -------                 ----
                                                                                                 (In Thousands)
                                                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   367,992          $   245,712
     Restricted cash equivalents.......................................................     16,272              444,497
     Short-term investments............................................................    198,218              808,951
     Investment settlements receivable.................................................     30,116              197,004
     Trade and other receivables.......................................................     34,215               29,599
     Inventories.......................................................................      2,222                8,305
     Deferred income tax benefit.......................................................     14,620               36,888
     Prepaid expenses and other current assets.........................................      6,111               21,670
                                                                                       -----------          -----------
        Total current assets...........................................................    669,766            1,792,626
Restricted cash equivalents............................................................     32,886                2,339
Investments............................................................................     82,214               89,826
Properties.............................................................................    103,434              433,842
Goodwill ..............................................................................    118,264              542,107
Other intangible assets................................................................     38,896               94,597
Deferred costs and other assets........................................................     21,513               29,455
                                                                                       -----------          -----------
                                                                                       $ 1,066,973          $ 2,984,792
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$    15,334          $     8,619
     Current portion of long-term debt.................................................     37,214               14,951
     Accounts payable..................................................................     13,261               55,094
     Investment settlements payable....................................................      9,651              176,739
     Securities sold under agreements to repurchase....................................     15,169              497,633
     Other liability positions related to short-term investments.......................     10,624              539,063
     Accrued expenses and other current liabilities....................................     90,757              121,323
     Liabilities relating to discontinued operations...................................     13,834               13,272
                                                                                       -----------          -----------
        Total current liabilities......................................................    205,844            1,426,694
Long-term debt.........................................................................    446,479              981,318
Deferred compensation payable to related parties.......................................     32,941               35,737
Deferred income taxes..................................................................     20,002               45,351
Minority interests in consolidated subsidiaries........................................     10,688               37,699
Other liabilities and deferred income..................................................     47,880               52,021
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                5,910
     Additional paid-in capital........................................................    128,096              210,077
     Retained earnings.................................................................    337,415              282,098
     Common stock held in treasury.....................................................   (227,822)            (143,466)
     Deferred compensation payable in common stock.....................................     54,457               54,457
     Unearned compensation.............................................................     (1,350)             (10,120)
     Accumulated other comprehensive income............................................      3,478                4,580
     Note receivable from non-executive officer........................................         --                 (519)
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    303,139              405,972
                                                                                       -----------          -----------
                                                                                       $ 1,066,973          $ 2,984,792
                                                                                       ===========          ===========

(A) Derived and reclassified from the audited consolidated financial statements as of January 2, 2005.


     See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (A)

                                                                        Three Months Ended           Nine Months Ended
                                                                    -------------------------    ------------------------
                                                                    September 26,  October 2,    September 26, October 2,
                                                                        2004          2005           2004         2005
                                                                        ----          ----           ----         ----
                                                                            (In Thousands Except Per Share Amounts)
                                                                                          (Unaudited)
Revenues:
     Net sales.......................................................$ 52,324       $ 206,139    $ 151,709    $ 312,318
     Royalties and franchise and related fees........................  26,721          21,020       73,992       71,546
     Asset management and related fees ..............................   6,915          13,197        6,915       37,912
                                                                     --------       ---------    ---------    ---------
                                                                       85,960         240,356      232,616      421,776
                                                                     --------       ---------    ---------    ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization..........  40,902         148,162      119,891      228,389
     Cost of services, excluding depreciation and amortization.......   2,042           4,610        2,042       13,373
     Advertising and selling.........................................   3,971          15,150       12,767       24,160
     General and administrative, excluding depreciation and
        amortization.................................................  28,713          56,527       77,495      125,715
     Depreciation and amortization, excluding amortization of
        deferred financing costs.....................................   4,804          10,043       11,619       21,110
                                                                     --------       ---------    ---------    ---------
                                                                       80,432         234,492      223,814      412,747
                                                                     --------       ---------    ---------    ---------
           Operating profit..........................................   5,528           5,864        8,802        9,029
Interest expense.....................................................  (5,017)        (22,081)     (23,655)     (44,818)
Insurance expense related to long-term debt..........................    (934)           (531)      (2,883)      (2,294)
Loss on early extinguishment of debt.................................      --         (35,790)          --      (35,790)
Investment income (loss), net........................................  (3,730)         13,600        7,439       30,276
Gain on sale of businesses...........................................      35             325           57       12,989
Loss on settlement of unfavorable franchise rights...................      --         (17,024)          --      (17,024)
Other income, net....................................................     312           1,025        1,051        2,138
                                                                     --------       ---------    ---------    ---------
           Loss from continuing operations before benefit from
                income taxes and minority interests..................  (3,806)        (54,612)      (9,189)     (45,494)
Benefit from income taxes............................................  15,618          14,657       16,559       11,647
Minority interests in income of consolidated subsidiaries............    (663)         (2,525)        (653)      (6,006)
                                                                     --------       ----------   ---------    ---------
           Income (loss) from continuing operations..................  11,149         (42,480)       6,717      (39,853)
Gain on disposal of discontinued operations..........................  10,823              --       10,823          471
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$ 21,972       $ (42,480)   $  17,540    $ (39,382)
                                                                     ========       =========    =========    =========

Basic income (loss) per share:
     Class A common stock:
           Continuing operations.....................................$    .16       $    (.58)   $     .10    $    (.59)
           Discontinued operations...................................     .16              --          .16          .01
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$    .32       $    (.58)   $     .26    $    (.58)
                                                                     ========       =========    =========    =========
     Class B common stock:
           Continuing operations.....................................$    .18       $    (.58)   $     .11    $    (.59)
           Discontinued operations...................................     .18              --          .18          .01
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$    .36       $    (.58)   $     .29    $    (.58)
                                                                     ========       =========    =========    =========
Diluted income (loss) per share:
     Class A common stock:
           Continuing operations.....................................$    .15       $    (.58)   $     .09    $    (.59)
           Discontinued operations...................................     .13              --          .15          .01
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$    .28       $    (.58)   $     .24    $    (.58)
                                                                     ========       ==========   =========    =========
     Class B common stock:
           Continuing operations.....................................$    .16       $    (.58)   $     .10    $    (.59)
           Discontinued operations...................................     .14              --          .17          .01
                                                                     --------       ---------    ---------    ---------
           Net income (loss).........................................$    .30       $    (.58)   $     .27    $    (.58)
                                                                     ========       =========    =========    =========

(A) The results of operations for the three-month and nine-month periods ended October 2, 2005 reflect the acquisition of the RTM Restaurant Group on July 25, 2005. See Note 3 for a discussion of the effect of this acquisition.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                           ------------------------------
                                                                                           September 26,       October 2,
                                                                                               2004               2005
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
    Net income (loss)...................................................................$     17,540        $   (39,382)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       continuing operating activities:
         Operating investment adjustments, net (see below)..............................      51,808           (490,940)
         Gain on sale of businesses.....................................................         (57)           (12,989)
         Deferred asset management fees recognized......................................          --             (2,621)
         Equity in undistributed earnings of investees..................................      (1,724)            (1,629)
         Unfavorable lease liability recognized.........................................      (1,208)            (1,048)
         Gain on disposal of discontinued operations....................................     (10,823)              (471)
         Depreciation and amortization of properties....................................       9,833             15,226
         Amortization of other intangible assets and certain other items................       1,786              5,884
         Amortization of deferred financing costs and original issue discount...........       1,954              2,129
         Minority interests in income of consolidated subsidiaries......................         653              6,006
         Stock-based compensation provision.............................................          79              5,064
         Write-off of deferred financing costs on early extinguishment of debt..........          --              4,751
         Straight-line rent accrual.....................................................         330              1,985
         Deferred compensation provision................................................       1,240              1,625
         Deferred income tax benefit....................................................      (3,455)           (13,072)
         Release of income tax and related interest accruals............................     (18,934)                --
         Other, net.....................................................................         410              1,195
         Changes in operating assets and liabilities:
             (Increase) decrease in trade and other receivables.........................      (1,292)            11,061
             Decrease in inventories....................................................          89              1,138
             (Increase) decrease in prepaid expenses and other current assets...........          56             (5,364)
             Increase (decrease) in accounts payable and accrued expenses and other
               current liabilities......................................................      (2,651)             2,363
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing operating activities..........      45,634           (509,089)(A)
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     (57,352)           456,021
   Transfer from restricted cash equivalents collateralizing long-term debt.............          65             30,547
   Collection of a note receivable......................................................          --              5,000
   Costs of business acquisitions, less cash acquired and equity consideration..........     (93,768)          (201,146)
   Capital expenditures.................................................................      (7,892)           (13,813)
   Other, net...........................................................................        (302)             2,372
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing investing activities..........    (159,249)           278,981
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
   Proceeds from issuance of term loan in connection with RTM Acquisition...............          --            620,000
   Proceeds from issuance of other long-term debt and notes payable.....................          --              5,629
   Net contributions from minority interests in consolidated subsidiaries...............          --             20,863
   Proceeds from exercises of stock options.............................................      13,354              2,941
   Repayments of long-term debt in connection with RTM Acquisition......................          --           (480,355)
   Repayments of other long-term debt and notes payable ................................     (26,666)           (33,386)
   Dividends paid  .....................................................................     (12,797)           (14,765)
   Deferred financing costs.............................................................          --            (13,262)
   Repurchases of common stock for treasury.............................................      (1,381)                --
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing financing activities..........     (27,490)           107,665
                                                                                        ------------        -----------
Net cash used in continuing operations..................................................    (141,105)          (122,443)
Net cash provided by (used in) discontinued operations..................................        (318)               163
                                                                                        ------------        -----------
Net decrease in cash and cash equivalents...............................................    (141,423)          (122,280)
Cash and cash equivalents at beginning of period........................................     560,510            367,992
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    419,087        $   245,712
                                                                                        ============        ===========


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                 Nine Months Ended
                                                                                         ---------------------------------
                                                                                         September 26,         October 2,
                                                                                             2004                 2005
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Detail of cash flows related to investments:
   Operating investment adjustments, net:
       Cost of trading securities purchased.............................................$   (114,394)       $(1,958,726)
       Proceeds from sales of trading securities and net settlements of trading
          derivatives...................................................................     161,913          1,470,495
       Net recognized losses from trading securities and derivatives and short
          positions in securities.......................................................         832              2,288
       Other net recognized (gains) losses, including other than temporary losses.......       5,267             (4,257)
       Accretion of discount on debt securities and short positions in securities, net
          of distributions received.....................................................      (1,810)              (740)
                                                                                        ------------        -----------
                                                                                        $     51,808        $  (490,940)
                                                                                        ============        ===========
   Investing investment activities, net:
       Net proceeds from sales of repurchase agreements.................................$         --        $   481,320
       Proceeds from securities sold short..............................................      19,539          1,621,880
       Payments to cover short positions in securities..................................     (38,493)        (1,197,999)
       Proceeds from sales and maturities of available-for-sale securities and other
          investments...................................................................     171,587             92,120
       Cost of available-for-sale securities and other investments purchased............    (217,252)          (113,075)
       (Increase) decrease in restricted cash equivalents collateralizing securities
          obligations...................................................................       7,267           (428,225)
                                                                                        ------------        -----------
                                                                                        $    (57,352)       $   456,021
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

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 2, 2005
                                   (Unaudited)


(1)  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the three-month and nine-month periods and its cash flows for the nine-month periods set forth in the following paragraph. The results of operations for the three-month and nine-month periods ended October 2, 2005 are not indicative of the results to be expected for the full year principally due to the effect of the July 25, 2005 acquisition of RTM Restaurant Group ("RTM"), including the recognition of losses on early extinguishment of debt and the settlement of unfavorable franchise rights (see Notes 3 and 5 and "Item 2. Management's Discussion and Analysis of Financial Consolidation and Results of Operations - Seasonality"). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "Form 10-K").

      The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company acquired a 63.6% capital interest on July 22, 2004 (see Note 3), Deerfield Opportunities Fund, LLC (the "Opportunities Fund") which commenced during the fourth quarter of 2004 and in which the Company owns a 77.9% capital interest as of October 2, 2005, and DM Fund, LLC, which commenced during the first quarter of 2005 and in which the Company owns a 93.3% capital interest, report on a calendar year ending on December 31. The Company's first nine-month period of fiscal 2004 commenced on December 29, 2003 and ended on September 26, 2004, with its third quarter commencing on June 28, 2004, except that for each of these periods Deerfield is included commencing July 23, 2004 through its quarter end September 30, 2004. The Company's first nine-month period of fiscal 2005 commenced on January 3, 2005 and ended on October 2, 2005, with its third quarter commencing on July 4, 2005, except that
(1) RTM is included commencing July 26, 2005 and (2) Deerfield, the Opportunities Fund and DM Fund, LLC are included on a calendar three-month and nine-month basis. The periods from June 28, 2004 to September 26, 2004 and December 29, 2003 to September 26, 2004 are referred to herein as the three-month and nine-month periods ended September 26, 2004, respectively. The periods from July 4, 2005 to October 2, 2005 and January 3, 2005 to October 2, 2005 are referred to herein as the three-month and nine-month periods ended October 2, 2005, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks. The effects of including Deerfield, the Opportunities Fund and DM Fund, LLC on a calendar-period basis instead of the Company's fiscal-period basis were not material. All references to quarters, nine-month periods, quarter-end(s) and nine-month period end(s) herein relate to fiscal periods rather than calendar periods, except with respect to Deerfield, the Opportunities Fund and DM Fund, LLC.

      Certain amounts included in the accompanying prior period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

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

      The Company measures compensation costs for its employee stock-based compensation, other than employee membership interests in future profits of a subsidiary, under the intrinsic value method rather than the fair value method. Compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares"), and/or class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares"), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are recognized as compensation expense over the vesting period of the related stock options.

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

      A summary of the effect on net income (loss) and net income (loss) per share in each period presented as if the fair value method, calculated under the Black-Scholes-Merton option pricing model (the "Black-Scholes Model"), had been applied to all outstanding and unvested stock options and Restricted Shares is as follows (in thousands except per share data):

                                                                         Three Months Ended         Nine Months Ended
                                                                     -------------------------   ------------------------
                                                                     September 26,  October 2,   September 26, October 2,
                                                                         2004          2005          2004         2005
                                                                         ----          ----          ----         ----
      Net income (loss), as reported..................................$ 21,972      $ (42,480)   $ 17,540     $ (39,382)
      Reversal of stock-based compensation expense determined
        under the intrinsic value method included in reported net
        income or loss, net of related income taxes...................      --          1,711         157         3,226
      Recognition of stock-based compensation expense determined
        under the fair value method, net of related income taxes......    (609)        (3,931)     (1,786)       (9,467)
                                                                      --------      ---------    --------     ---------
      Net income (loss), as adjusted..................................$ 21,363      $ (44,700)   $ 15,911     $ (45,623)
                                                                      ========      =========    ========     =========

      Net income (loss) per share:
        Class A Common Stock:
           Basic, as reported.........................................$    .32      $    (.58)    $   .26     $    (.58)
           Basic, as adjusted.........................................     .31           (.61)        .24          (.67)
           Diluted, as reported.......................................     .28           (.58)        .24          (.58)
           Diluted, as adjusted.......................................     .27           (.61)        .22          (.67)
        Class B Common Stock:
           Basic, as reported.........................................$    .36      $    (.58)    $   .29     $    (.58)
           Basic, as adjusted.........................................     .35           (.61)        .27          (.67)
           Diluted, as reported.......................................     .30           (.58)        .27          (.58)
           Diluted, as adjusted.......................................     .29           (.61)        .25          (.67)

      Stock options granted during the periods presented below are exercisable for one share of Class A Common Stock (the "Class A Options") or one share of Class B Common Stock (the "Class B Options"). The fair value of these stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

                                                                                         Nine Months Ended
                                                                        ----------------------------------------------
                                                                         September 26, 2004          October 2, 2005
                                                                        ---------------------    ---------------------
                                                                        Class A      Class B     Class A        Class B
                                                                        Options      Options     Options        Options
                                                                        -------      -------     -------        -------

      Risk-free interest rate........................................    3.96  %       3.87%       3.99%         3.87%
      Expected option life in years..................................      7             7           7             7
      Expected volatility............................................    19.6  %       32.7%       17.7%         28.1%
      Dividend yield.................................................    2.41  %       2.63%       2.21%         2.62%

     During the nine-month period ended September 26, 2004, the Company granted 43,000 Class A Options and 239,000 Class B Options and during the nine-month period ended October 2, 2005, the Company granted 43,000 Class A Options and 4,599,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. In addition, in connection with the acquisition of RTM on July 25, 2005 (see Note 3) the Company granted 774,000 Class B Options at exercise prices ranging from $4.49 to $15.59. The weighted average grant date fair values of each of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $2.23, $3.33, $3.19 and $4.10, respectively.

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

(3)  Business Acquisitions

Deerfield

      On July 22, 2004 the Company acquired a 63.6% capital interest in Deerfield (the "Deerfield Acquisition") for an aggregate cost of $94,907,000, consisting of payments of $86,532,000 to selling owners and estimated expenses of $8,375,000, including expenses reimbursed to a selling owner. In connection with the Deerfield Acquisition, effective August 20, 2004 Deerfield granted membership interests in future profits to certain of its key employees, which reduced the Company's interest in the profits of Deerfield subsequent to August 19, 2004 to 61.5%. The Company acquired Deerfield with the expectation of growing the substantial value of Deerfield's historically profitable investment advisory brand. Deerfield is an asset manager and represents a business segment of the Company (see Note 13).

      Deerfield's results of operations, less applicable minority interests, and cash flows subsequent to the July 22, 2004 date of the Deerfield Acquisition have been included in the Company's condensed consolidated statements of operations and cash flows. As such, Deerfield's results of operations, less applicable minority interests, and cash flows are included in the Company's consolidated results for the three-month and nine-month periods ended October 2, 2005, but are only included in the three-month and nine-month periods ended September 26, 2004 subsequent to the July 22, 2004 date of the Deerfield Acquisition.

      The allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed included in Note 3 to the consolidated financial statements contained in the Form 10-K became final effective July 3, 2005.

      Pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for the three-month and nine-month periods ended September 26, 2004 reflecting the Deerfield Acquisition, as well as the acquisition of RTM, is set forth below under "Pro Forma Operating Data."

RTM

      On July 25, 2005, the Company completed the acquisition (the "RTM Acquisition") of substantially all of the equity interests or the assets of the entities comprising RTM. RTM was the largest franchisee of Arby's restaurants with 775 Arby's in 22 states as of the date of acquisition. The total consideration in connection with the RTM Acquisition is currently estimated to be $369,504,000, subject to a post-closing adjustment, consisting of (1) $175,000,000 in cash, (2) 9,684,000 shares of the Company's Class B Common Stock issued from treasury with a fair value of $145,265,000 as of July 25, 2005 based on the closing price of the Company's Class B Common Stock on such date and the two prior days of $15.00 per share, (3) the payment of $21,817,000 of debt, including related accrued interest and prepayment penalties, that was not an obligation of the entities included in the RTM Acquisition, (4) the vested portion of stock options to purchase 774,000 shares of the Company's Class B Common Stock, with a fair value of $4,127,000 as of July 25, 2005, issued in exchange for existing RTM stock options and (5) $23,295,000 of related estimated expenses. The total consideration represents $17,024,000 for the settlement loss from unfavorable franchise rights and $352,480,000 for the aggregate purchase price for RTM. The settlement loss from unfavorable franchise rights, included in the condensed consolidated statements of operations for the three and nine months ended October 2, 2005, was recognized in accordance with accounting principles generally accepted in the United States of America that require that any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for RTM. The amount of the settlement loss represents the estimated amount of royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements. The average cost of the 9,684,000 shares issued from treasury aggregated $81,542,000. The closing price on July 25, 2005 of the Company's Class B Common Stock was used to value the 9,684,000 shares since that was the date that the final terms of the RTM Acquisition were agreed to and announced. The value of the vested portion of the options to purchase 774,000 shares was determined by subtracting the intrinsic value of the nonvested portion of the options related to future service of the employees from the fair value of the total options calculated using the Black-Scholes Model.

      In connection with the RTM Acquisition, the Company refinanced all of the $268,381,000 existing indebtedness of its restaurant segment and $211,974,000 of RTM debt (see Note 4).

      The following table (1) summarizes on a preliminary basis the allocation of the purchase price of RTM to the assets acquired and liabilities assumed in the RTM Acquisition and remains subject to finalization due to the recent date of the acquisition and (2) provides a reconciliation to "Cost of business acquisitions, less cash acquired and equity consideration" in the accompanying condensed consolidated statement of cash flows for the nine months ended October 2, 2005 (in thousands):

                                                                                                        As of
                                                                                                    July 25, 2005
                                                                                                    -------------
         Current assets.............................................................................$   35,366
         Properties.................................................................................   332,778
         Goodwill...................................................................................   423,541
         Other intangible assets....................................................................    60,842
         Deferred costs and other assets............................................................     5,078
         Note receivable from non-executive officer of a subsidiary of the Company reported as a
           reduction of stockholders' equity........................................................       519
                                                                                                    ----------
               Total assets acquired................................................................   858,124
                                                                                                    ----------
         Current liabilities, including current portion of long-term debt of $52,349................   129,991
         Long-term debt.............................................................................   341,757
         Deferred income taxes......................................................................    25,533
         Other liabilities and deferred income......................................................     8,363
                                                                                                    ----------
               Total liabilities assumed............................................................   505,644
                                                                                                    ----------
                  Net assets acquired...............................................................   352,480
         Less:
               Cash acquired........................................................................    (2,499)
               Triarc Class B Common Stock issued to sellers........................................  (145,265)
               Stock options granted to purchase Triarc Class B Common Stock to employees of RTM....    (4,127)
                                                                                                    ----------
                  Cost of RTM Acquisition, less cash acquired and equity consideration..............   200,589
         Other acquisitions.........................................................................       557
                                                                                                    ----------
                  Cost of business acquisitions, less cash acquired and equity consideration........$  201,146
                                                                                                    ==========

      The RTM Acquisition resulted in $423,541,000 of goodwill, of which $171,900,000 will be fully deductible for income tax purposes and was assigned entirely to the Company's restaurant segment. Such goodwill reflects the substantial value of RTM's historically profitable restaurant business and the Company's expectation of being able to grow RTM's restaurant business and to improve operating efficiencies of the Company's previously existing restaurants through economies of scale. All of the acquired identifiable intangible assets, aggregating $60,842,000, are amortizable and principally include (1) favorable leases of $41,349,000, and (2) reacquired rights under franchise agreements of $18,414,000. Each of those amounts represents the fair value of the respective intangible asset, as determined in accordance with a preliminary independent appraisal. The acquired identifiable intangible assets have a currently estimated weighted average amortization period of approximately 15 years, reflecting a currently estimated weighted average of approximately 16 years for the favorable leases and approximately 12 years for the reacquired rights under franchise agreements.

      RTM's results of operations and cash flows subsequent to the July 25, 2005 date of the RTM Acquisition have been included in the Company's condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended October 2, 2005, as applicable, but are not included for the three-month and nine-month periods ended September 26, 2004. In this regard, net sales of RTM commencing with the Company's acquisition on July 25, 2005 were $153,531,000 for the three-month and nine-month periods ended October 2, 2005. Royalties and franchise and related fees earned by the Company from RTM through July 25, 2005 were $7,782,000 and $2,074,000 for the three-month periods ended September 26, 2004 and October 2, 2005, respectively, and $21,988,000 and $16,466,000 for the nine-month periods ended September 26, 2004 and October 2, 2005, respectively. Following the RTM Acquisition, royalties and franchise and related fees from RTM of $5,772,000 were eliminated in consolidation.

Pro Forma Operating Data

      The following supplemental pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Deerfield Acquisition and the RTM Acquisition as if they had been consummated as of the beginning of each respective year (in thousands except per share amounts):

                                                                  Three Months Ended              Nine Months Ended
                                                                  September 26, 2004              September 26, 2004
                                                              ---------------------------    ----------------------------
                                                              As Reported     As Adjusted    As Reported      As Adjusted
                                                              -----------     -----------    -----------      -----------

      Revenues.................................................$   85,960    $   272,294     $   232,616     $  833,252
      Operating profit.........................................     5,528         17,456           8,802         53,676
      Income from continuing operations........................    11,149         13,555           6,717         19,508
      Net income...............................................    21,972         24,378          17,540         30,331
      Basic income per share:
        Class A Common Stock:
           Continuing operations...............................       .16            .17            .10             .25
           Net income..........................................       .32            .31            .26             .39
        Class B Common Stock:
           Continuing operations...............................       .18            .19            .11             .28
           Net income..........................................       .36            .34            .29             .43
      Diluted income per share:
        Class A Common Stock:
           Continuing operations...............................       .15            .15            .09             .24
           Net income..........................................       .28            .27            .24             .37
        Class B Common Stock:
           Continuing operations...............................       .16            .17            .10             .27
           Net income..........................................       .30            .30            .27             .41

                                                                  Three Months Ended             Nine Months Ended
                                                                    October 2, 2005                October 2, 2005
                                                              ---------------------------    ----------------------------
                                                              As Reported     As Adjusted    As Reported      As Adjusted
                                                              -----------     -----------    -----------      -----------
      Revenues.................................................$  240,356    $   285,087     $   421,776     $  868,479
      Operating profit.........................................     5,864         10,029           9,029         45,303
      Loss from continuing operations..........................   (42,480)       (41,784)        (39,853)       (30,551)
      Net loss.................................................   (42,480)       (41,784)        (39,382)       (30,080)
      Basic and diluted loss per share of Class A Common
        Stock and Class B Common Stock:
           Continuing operations...............................      (.58)          (.55)           (.59)          (.41)
           Net loss............................................      (.58)          (.55)           (.58)          (.40)

      This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual condensed consolidated results of operations had the Deerfield Acquisition and the RTM Acquisition actually been consummated as of the beginning of each of the respective years noted above or of the Company's expected future results of operations.

      During the three months ended October 2, 2005, the Company incurred $6,559,000 of employee related relocation, severance and retention and consulting expenses as a result of combining the Company's restaurant operations with RTM and the relocation of the corporate office of the restaurant segment to Atlanta, Georgia, which is where RTM is headquartered. These expenses are included in "General and administrative, excluding depreciation and amortization" in the condensed consolidated statements of operations for the three and nine months ended October 2, 2005. During the quarter ending January 1, 2006 and extending into 2006 the Company expects to incur approximately $9,000,000 of additional similar expenses.

      In August 2005, the Company filed a registration statement with the SEC that is not yet currently effective, covering the resale of the 9,684,000 shares of the Class B Common Stock that were issued by the Company as a portion of the purchase price for RTM, as previously disclosed.

Operating Lease Commitments

      In connection with the RTM Acquisition, the Company's obligation for future minimum rental payments for non-cancelable operating leases and the related sublease rental receipts, as set forth in the 10-K, materially increased by approximately $405,481,000 and $70,499,000, respectively.

(4)  Long-Term Debt

      In connection with the RTM Acquisition, the Company entered into a new credit agreement (the "Credit Agreement") for its restaurant business segment. The Credit Agreement includes a senior secured term loan facility in the aggregate principal amount of $620,000,000 (the "Term Loan") of which $618,450,000 is outstanding as of October 2, 2005 and a senior secured revolving credit facility of $100,000,000, none of which is outstanding. The proceeds of the Term Loan, together with other cash resources, were used to fund the $175,000,000 cash portion of the purchase price for RTM and to refinance $268,381,000 of then existing debt of the Company's restaurant segment and $211,974,000 of RTM debt. The debt of the Company's restaurant segment that was refinanced included $198,121,000 of insured non-recourse securitization notes, $67,344,000 of leasehold notes, equipment notes and mortgage notes relating to Company-owned restaurants, and $2,916,000 of other mortgage notes related to the restaurant segment. The Term Loan is due $1,550,000 during the three months ended January 1, 2006, $6,200,000 in each of 2006 through 2010, $294,500,000 in
2011 and $291,400,000 in 2012. However, the Term Loan requires prepayments of principal amounts resulting from certain events and, beginning in 2007, from excess cash flow of the restaurant segment as determined under the Credit Agreement. The Term Loan bears interest at the Company's option at either (1) LIBOR plus 2.00% or 2.25% depending on the leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal Funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio. However, in connection with the terms of the Credit Agreement, the Company entered into an interest rate swap agreement (the "Swap Agreement") during the three months ended October 2, 2005 that fixed the LIBOR interest rate at 4.12% on $100,000,000 of the outstanding principal amount until September 30, 2008 and subsequent to October 2, 2005 entered into two additional interest rate swap agreements that fixed the LIBOR interest rate at 4.60% on $105,000,000 of the outstanding principal amount until October 30, 2008. In addition, the Company incurred $13,262,000 of estimated expenses related to the Credit Agreement which have been deferred in "Deferred costs and other assets" in the accompanying condensed consolidated balance sheet as of October 2, 2005 and are being amortized as interest expense using the interest rate method over the life of the Term Loan.

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

      The Company assumed sale-leaseback and capitalized lease obligations in connection with the RTM Acquisition with principal amounts aggregating approximately $142,051,000 and $40,077,000, respectively, which were not refinanced by the Company and are included in long-term debt. These amounts represent the fair value of such obligations, as determined in accordance with a preliminary independent appraisal. Total future minimum noncancelable rental payments under these obligations as of July 25, 2005 are as follows (in thousands):

      Fiscal Year                                                                                        Rental Payments
      -----------                                                                                        ---------------
         July 26, 2005 through January 1, 2006 ..........................................................  $    7,532
         2006............................................................................................      18,297
         2007............................................................................................      18,518
         2008............................................................................................      18,759
         2009............................................................................................      19,007
         Thereafter......................................................................................     224,317
                                                                                                           ----------
               Total minimum payments....................................................................     306,430
         Residual value of land at end of lease term.....................................................      89,968
         Less interest...................................................................................    (214,270)
                                                                                                           ----------
         Present value of minimum sale-leaseback and capitalized lease obligations.......................  $  182,128
                                                                                                           ==========

(5)  Loss on Early Extinguishment of Debt

      In connection with the Company's debt refinancing (see Notes 3 and 4), the Company incurred a $35,790,000 loss on early extinguishment of debt during the quarter ended October 2, 2005 which consisted of the following (in thousands):

      Prepayment penalties ..............................................................................  $   27,439
      Write-off of previously unamortized deferred financing costs.......................................       4,751
      Accelerated insurance payments related to the extinguished debt....................................       3,504
      Fees and other expenses............................................................................          96
                                                                                                           ----------
                                                                                                           $   35,790
                                                                                                           ==========

(6)  Derivative Instruments

      During September 2005, the Company entered into an interest rate swap agreement to hedge a portion of the interest rate risk exposure under its Term Loan. As discussed in Note 4, interest payments under the Company's Term Loan are based on LIBOR plus a spread. To hedge this exposure, the Company entered into the Swap Agreement. This hedge of interest rate risk relating to the Company's Term Loan was designated and documented at inception as a cash flow hedge and is evaluated for effectiveness at least quarterly. Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative which would be a perfect hedge of the underlying borrowings under the Company's Term Loan. There was no material ineffectiveness from this hedge through October 2, 2005. At October 2, 2005, the Company recorded an asset of $1,114,000, before income taxes of $433,000, which represents the fair value of the excess of variable cash inflows over fixed cash outflows for the remaining term of the hedge. The excess of cash inflows over cash outflows largely reflects the increase in LIBOR as compared to LIBOR at the time that we entered into the Swap Agreement. The asset is included in "Deferred costs and other assets" and the net amount after income taxes is included in other "Accumulated other comprehensive income" in the Company's condensed consolidated balance sheet. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company's condensed consolidated financial statements will depend on whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of October 2, 2005, the Company anticipates reclassifying $165,000, net of income taxes of $108,000, of the balance of derivatives classified as cash flow hedges in accumulated other comprehensive income to results of operations in the next year (see Note 7).

(7)  Comprehensive Income (Loss)

      The  following  is a summary of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                --------------------------   --------------------------
                                                                September 26,   October 2,   September 26,   October 2,
                                                                    2004           2005          2004          2005
                                                                    ----           ----          ----          ----

      Net income (loss) ........................................$  21,972       $(42,480)      $  17,540     $ (39,382)
      Net change in unrealized gains and losses on available-
        for-sale securities (see below).........................    1,053          1,665             207          (210)
      Net change in unrealized gains and losses on cash flow
        hedges (see below)......................................       --          1,248              --         1,275
      Net change in currency translation adjustment.............       21             24              12            37
                                                                ---------       --------       ---------     ---------
      Comprehensive income (loss)...............................$  23,046       $(39,543)      $  17,759     $ (38,280)
                                                                =========       ========       =========     =========

      The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in comprehensive income (loss) (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                --------------------------   ---------------------------
                                                                September 26,   October 2,   September 26,   October 2,
                                                                    2004           2005          2004            2005
                                                                    ----           ----          ----            ----
      Unrealized holding gains arising during the period........$     604       $  4,490       $     415     $  3,897
      Reclassifications of prior period unrealized holding
        (gains) losses into "Investment income (loss), net".....    1,006           (596)           (118)      (2,650)
      Equity in unrealized holding losses arising during the
        period..................................................       (2)        (1,331)             (3)      (1,888)
      Equity in reclassifications of prior period unrealized
        holding (gains) losses reported in "Other income,
        net"....................................................       --             (3)             --          299
                                                                ---------       --------       ---------     --------
                                                                    1,608          2,560             294         (342)
      Income tax (provision) benefit............................     (599)          (937)           (131)          95
      Minority interests in a consolidated subsidiary...........       44             42              44           37
                                                                ---------       --------       ---------     --------
                                                                $   1,053       $  1,665       $     207     $   (210)
                                                                =========       ========       =========     ========

      The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income
(loss) (in thousands):

                                                                                                   Three         Nine
                                                                                                  Months        Months
                                                                                                   Ended         Ended
                                                                                                ----------    ----------
                                                                                                October 2,    October 2,
                                                                                                   2005          2005
                                                                                                   ----          ----

      Unrealized holding gains arising during the period.........................................$   1,114    $  1,114
      Equity in unrealized holding gains arising during the period...............................      817         829
      Equity in reclassifications of prior period holding losses reported in "Other income, net".       69          99
      Income tax provision.......................................................................     (752)       (767)
                                                                                                 ---------    --------
                                                                                                 $   1,248    $  1,275
                                                                                                 =========    ========

(8)  Income (Loss) Per Share

      Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. Income for the three-month and nine-month periods ended September 26, 2004 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio to the extent of dividends paid during the period with any excess allocated giving effect to the current minimum stated dividend participation rate of 110% for the Class B Common Shares compared with the Class A Common Shares. Losses for the three-month and nine-month periods ended October 2, 2005 were allocated equally among each weighted average outstanding share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. The weighted average number of shares includes the weighted average effect of the shares held in two deferred compensation trusts reported in "Deferred compensation payable in common stock" as a component of "Stockholders' equity" in the accompanying condensed consolidated balance sheets. These shares are not reported as outstanding shares for balance sheet purposes.

     Diluted income per share for the three-month and nine-month periods ended September 26, 2004 has been computed by dividing the allocated income for the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class plus the potential common share effect on each class of dilutive stock options, computed using the treasury stock method and for the three-month period ended September 26, 2004 the share effect on each class of the assumed conversion of the Company's $175,000,000 of 5% convertible notes (the "Convertible Notes") as presented in the second table below. The income for income per share purposes was adjusted to add back the after-tax interest of the Convertible Notes to the allocated income for purposes of calculating diluted income per share for the three-month period ended September 26, 2004. The diluted income per share amounts for the three-month period ended September 26, 2004 have been retroactively restated in accordance with Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," of the Emerging Issues Task Force of the Financial Accounting Standards Board. EITF 04-8 became applicable in the Company's 2005 fiscal year and requires that contingently convertible debt instruments be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent conversion feature has been met, with retroactive restatement of diluted earnings per share of all comparable periods presented. The shares used to calculate diluted income per share for the nine-month period ended September 26, 2004 exclude any effect of the Company's Convertible Notes which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income from continuing operations per share. Diluted loss per share for the three-month and nine-month periods ended October 2, 2005 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a net loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.

      The only Company securities as of October 2, 2005 that could dilute basic income per share for periods subsequent to October 2, 2005 are (1) outstanding stock options which are exercisable into 3,547,000 shares and 14,107,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively,
(2) the Convertible Notes which are convertible currently into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (3) 149,000 and 730,000 contingently issuable Restricted Shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

      Income (loss) per share has been computed by allocating the basic and diluted income or loss as follows (in thousands):

                                                                          Three Months Ended        Nine Months Ended
                                                                      ------------------------   -----------------------
                                                                      September 26, October 2,   September 26,October 2,
                                                                          2004         2005          2004        2005
                                                                          ----         ----          ----        ----
      Class A Common Stock:
          Basic:
             Continuing operations....................................$    3,728   $  (13,798)  $    2,149   $ (13,887)
             Discontinued operations..................................     3,666           --        3,539         164
                                                                      ----------   ----------   ----------   ---------
             Net income (loss)........................................$    7,394   $  (13,798)  $    5,688   $ (13,723)
                                                                      ==========   ==========   ==========   =========

          Diluted:
             Continuing operations....................................$    3,728   $  (13,798)  $    2,149   $ (13,887)
             Adjustment for after-tax interest expense of
                Convertible Notes on continuing operations............       517           --           --          --
                                                                      ----------   ----------   ----------   ---------
             Adjusted continuing operations...........................     4,245      (13,798)       2,149     (13,887)
             Discontinued operations..................................     3,666           --        3,539         164
                                                                      ----------   ----------   ----------   ---------
             Net income (loss)........................................$    7,911   $  (13,798)  $    5,688   $ (13,723)
                                                                      ==========   ==========   ==========   =========

      Class B Common Stock:
          Basic:
             Continuing operations....................................$    7,421   $  (28,682)  $    4,568   $ (25,966)
             Discontinued operations..................................     7,157           --        7,284         307
                                                                      ----------   ----------   ----------   ---------
             Net income (loss)........................................$   14,578   $  (28,682)  $   11,852   $ (25,659)
                                                                      ==========   ==========   ==========   =========

          Diluted:
             Continuing operations....................................$    7,421   $  (28,682)  $    4,568   $ (25,966)
             Adjustment for after-tax interest expense of
                Convertible Notes on continuing operations............     1,008           --           --          --
                                                                      ----------   ----------   ----------   ---------
             Adjusted continuing operations...........................     8,429      (28,682)       4,568     (25,966)
             Discontinued operations..................................     7,157           --        7,284         307
                                                                      ----------   ----------   ----------   ---------
             Net income (loss) .......................................$   15,586   $  (28,682)  $   11,852   $ (25,659)
                                                                      ==========   ==========   ==========   =========

      The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                         Three Months Ended         Nine Months Ended
                                                                      ------------------------   -----------------------
                                                                      September 26, October 2,   September 26,October 2,
                                                                          2004         2005          2004        2005
                                                                          ----         ----          ----        ----
      Class A Common Stock:
        Weighted average shares
             Outstanding..............................................    21,736       22,091       20,834      22,053
             Held in deferred compensation trusts.....................     1,408        1,695          984       1,695
                                                                      ----------   ----------   ----------   ---------
        Basic shares..................................................    23,144       23,786       21,818      23,748
             Dilutive effect of stock options.........................       851           --        1,240          --
             Effect of assumed conversion of Convertible Notes........     4,375           --           --          --
                                                                      ----------   ----------   ----------   ---------
        Diluted shares................................................    28,370       23,786       23,058      23,748
                                                                      ==========   ==========   ==========   =========

      Class B Common Stock:
        Weighted average shares
             Outstanding..............................................    38,241       46,052       38,662      41,012
             Held in deferred compensation trusts.....................     2,816        3,390        1,967       3,390
                                                                      ----------   ----------   ----------   ---------
        Basic shares..................................................    41,057       49,442       40,629      44,402
             Dilutive effect of stock options.........................     1,703           --        2,479          --
             Effect of assumed conversion of Convertible Notes........     8,750           --           --          --
                                                                      ----------   ----------   ----------   ---------
        Diluted shares................................................    51,510       49,442       43,108      44,402
                                                                      ==========   ==========   ==========   =========

(9)  Discontinued Operations

      Prior to 2004 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations"), (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company, and (3) substantially all of its interests in a partnership and subpartnership comprising the Company's former propane business segment (the "Propane Discontinued Operations"). The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company. There remain certain obligations not transferred to the buyers of these discontinued businesses to be liquidated.

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

      Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                          January 2,     October 2,
                                                                                             2005           2005
                                                                                             ----           ----
      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations.........................................................$    12,455     $    12,216
      Liabilities relating to the SEPSCO and Propane Discontinued Operations............      1,379           1,056
                                                                                        -----------     -----------
                                                                                        $    13,834     $    13,272
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

(10) Retirement Benefit Plans

      The Company maintains two defined benefit plans, the benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans. The measurement date used by the Company in determining the components of pension expense is December 31.

      The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                              Three Months Ended               Nine Months Ended
                                                         ----------------------------    --------------------------
                                                         September 26,     October 2,    September 26,   October 2,
                                                             2004             2005          2004            2005
                                                             ----             ----          ----            ----
      Service cost (consisting entirely of plan
        expenses).......................................$          23    $        23    $        68     $        70
      Interest cost.....................................           61             59            182             177
      Expected return on the plans' assets..............          (71)           (70)          (213)           (210)
      Amortization of unrecognized net loss.............            8             13             24              38
                                                        -------------    -----------    -----------     -----------
      Net periodic pension cost.........................$          21    $        25    $        61     $        75
                                                        =============    ===========    ===========     ===========

(11) Transactions with Related Parties

      Prior to 2004 the Company provided incentive compensation of $22,500,000, in the aggregate, to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $1,239,000 and $1,595,000 was recognized in the nine-month periods ended September 26, 2004 and October 2, 2005, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income
(loss) from investments in the Deferred Compensation Trusts of $589,000 and $(183,000) in the nine-month periods ended September 26, 2004 and October 2, 2005, respectively. The net investment income during the nine-month period ended September 26, 2004 consisted of an $828,000 realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts, which included increases in value prior to the nine-month period ended September 26, 2004 of $777,000, and $11,000 of interest income, less $250,000 of investment management fees. The net investment loss during the nine-month period ended October 2, 2005 consisted of investment management fees of $270,000, less interest income of $87,000. Realized gains, interest income and investment management fees are included in "Investment income (loss), net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. As of October 2, 2005, the obligation to the Executives related to the Deferred Compensation Trusts is $33,319,000 and is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet. As of October 2, 2005, the assets in the Deferred Compensation Trusts consisted of $21,501,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments and $3,862,000 included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

      In December 2004, the Company purchased 1,000,000 shares of Deerfield Triarc Capital Corp., a real estate investment trust (the "REIT") for which the Company acts as investment manager, at a price of $15.00 per share before issuance costs of $0.91 per share. These shares represented an ownership percentage in the REIT of 3.7% at January 2, 2005. The Company accounts for its investment in the REIT under the equity method of accounting due to the Company's significant influence over the operational and financial policies of the REIT, principally reflecting the Company's greater than 20% representation on the REIT's board of directors and the management of the REIT by the Company. In June 2005, the REIT sold 25,000,000 shares (including 679,285 shares sold by shareholders in the REIT other than the Company and certain of its officers who did not sell any shares) in an initial public offering at a price of $16.00 per share before issuance costs of $1.05 per share (the "REIT IPO"). As a result of the REIT IPO, the Company's ownership percentage in the REIT decreased to 1.9% and the Company recorded a non-cash gain of $481,000 during the six-months ended July 3, 2005 representing the Company's equity in the excess of the $14.95 net per share proceeds to the REIT over the Company's carrying value per share attributed to the decrease in the Company's ownership percentage. This gain is included in "Gain on sale of businesses" in the accompanying condensed consolidated statements of operations.

      The Company has a note receivable of $519,000 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition and is classified as a reduction of stockholders' equity in the Company's condensed consolidated balance sheet as of October 2, 2005. The note bears interest at a bank base rate plus 2% (8.75% as of October 2, 2005). The note is payable in annual installments through 2013 and is secured by 88,058 shares of the Company's Class B Common Stock that the Company issued to the selling stockholder in connection with the RTM Acquisition.

      On July 25, 2005, the Company entered into two lease arrangements through February 2006 for RTM's corporate office facilities with entities owned by certain selling stockholders of RTM, including a selling stockholder who became a member of the Company's Board of Directors. The monthly rent is $54,000 plus real estate taxes and operating costs. The Company believes the rental payments under the leases approximate fair market value.

      In connection with the RTM Acquisition, the Company entered into a management services agreement with certain affiliates of RTM that the Company did not acquire pursuant to which the Company will provide certain management services, including information technology, risk management, accounting, tax and other management services for a monthly fee of $36,000 plus out-of-pocket expenses. This services agreement may be terminated by either party after February 1, 2006 upon 30 days notice. The Company believes that these fees approximate the cost to the Company of providing the management services.

      The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 24 to the consolidated financial statements contained in the Form 10-K.

(12) Legal and Environmental Matters

      In 2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the FDEP for its review, after which it will reevaluate the need for additional assessment or remediation. Based on provisions made prior to 2004 of $1,667,000 for those costs and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter. Through October 2, 2005, the Company has not received any further communication from the FDEP.

      In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, the plaintiffs filed a motion to dismiss the remaining class action lawsuit as moot, but maintaining the ability to seek recovery of their legal fees and expenses.

       In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,300,000 as of October 2, 2005. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(13) Business Segments

      The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management (see Note 3). Restaurants include RTM effective with its acquisition by the Company on July 25, 2005. The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit has been computed as revenues less operating expenses.

      In computing EBITDA and operating profit, interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, short-term investments, receivables, non-current investments and properties.

      The following is a summary of the Company's segment information (in thousands):

                                                                  Three Months Ended             Nine Months Ended
                                                             ----------------------------    --------------------------
                                                             September 26,     October 2,    September 26,   October 2,
                                                                 2004             2005           2004           2005
                                                                 ----             ----           ----           ----
      Revenues:
          Restaurants.........................................$    79,045    $   227,159     $   225,701   $   383,864
          Asset management....................................      6,915         13,197           6,915        37,912
                                                              -----------    -----------     -----------   -----------
               Consolidated revenues..........................$    85,960    $   240,356     $   232,616   $   421,776
                                                              ===========    ===========     ===========   ===========
      EBITDA:
          Restaurants.........................................$    20,837    $    29,943     $    52,047   $    69,438
          Asset management....................................        964          2,576             964         8,144
          General corporate...................................    (11,469)       (16,612)        (32,590)      (47,443)
                                                              -----------    -----------     -----------   -----------
               Consolidated EBITDA............................     10,332         15,907          20,421        30,139
                                                              -----------    -----------     -----------   -----------
      Less Depreciation and Amortization:
          Restaurants.........................................      2,640          7,686           6,988        13,175
          Asset management....................................        836          1,089             836         3,706
          General corporate...................................      1,328          1,268           3,795         4,229
                                                              -----------    -----------     -----------   -----------
               Consolidated Depreciation and Amortization.....      4,804         10,043          11,619        21,110
                                                              -----------    -----------     -----------   -----------
      Operating profit (loss):
          Restaurants.........................................     18,197         22,257          45,059        56,263
          Asset management....................................        128          1,487             128         4,438
          General corporate...................................    (12,797)       (17,880)        (36,385)      (51,672)
                                                              -----------    ------------    -----------   -----------
               Consolidated operating profit..................      5,528          5,864           8,802         9,029
      Interest expense........................................     (5,017)       (22,081)        (23,655)      (44,818)
      Insurance expense related to long-term debt.............       (934)          (531)         (2,883)       (2,294)
      Loss on early extinguishment of debt....................         --        (35,790)             --       (35,790)
      Investment income (loss), net...........................     (3,730)        13,600           7,439        30,276
      Gain on sale of businesses..............................         35            325              57        12,989
      Loss on settlement of unfavorable franchise rights......         --        (17,024)             --       (17,024)
      Other income, net.......................................        312          1,025           1,051         2,138
                                                              -----------    -----------     -----------   -----------
               Consolidated loss from continuing operations
                 before benefit from income taxes and
                 minority interests...........................$    (3,806)   $   (54,612)    $    (9,189)  $   (45,494)
                                                              ===========    ===========     ===========   ===========

                                                                                             January 2,       October 2,
                                                                                                2005             2005
                                                                                                ----             ----
      Identifiable assets:
        Restaurants..........................................................................$   209,856   $ 1,063,574
        Asset management.....................................................................    138,818       128,550
        General corporate....................................................................    718,299     1,792,668
                                                                                             -----------   -----------
                Consolidated total assets....................................................$ 1,066,973   $ 2,984,792
                                                                                             ===========   ===========

(14) Subsequent Event

Corporate Restructuring

      The Company is continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off of the Company's asset management operations to the Company's shareholders. Options for the Company's other non-restaurant assets are also under review and could include the allocation of these other assets between the Company's two businesses and/or a special dividend or distribution to shareholders. The goal of the restructuring would be to enhance value to the Company's shareholders by allowing them to hold shares in two industry-specific public companies thereby potentially unlocking the value of both independently-managed businesses.

      On November 1, 2005, the Executives and the Company's Vice Chairman (collectively, the "Principals") started a series of equity investment funds (the "Funds") that are separate and distinct from the Company and that are being managed by the Principals and other senior officers of the Company (the "Employees") through a management company (the "Management Company") formed by the Principals.

      The Company has committed to invest $75,000,000 in an account to be managed by the Management Company that will co-invest in parallel with the Funds. The Principals and certain Employees have invested in the Funds and certain Employees may invest in the Funds or in an account to be managed by the Management Company. The Management Company has agreed not to charge the Company, the Principals or the Employees any management fees with respect to their investments. Further, the Principals and the Employees will not pay any incentive fees while Triarc will pay no incentive fees for the first two years and, thereafter, will pay lower incentive fees than those generally charged to other investors in the Funds. The Company will be entitled to withdraw its investment on the same terms as the Principals. A special committee comprised of independent members of the Company's Board of Directors (the "Special Committee") unanimously recommended the Company's investment on these terms to the Executive Committee of the Company's Board of Directors, which in turn unanimously approved such investment, with the Executives abstaining from the vote.

      The Principals and Employees continue to serve as officers of, and be compensated by, the Company. The Company is making available the services of the Principals and the Employees, as well as certain support services, to the Management Company. The extent and length of time that these management services will be provided and the amount and/or timing of any reimbursement of the costs that the Company incurs for the allocable portion of these services has not yet been determined. The Special Committee is reviewing and considering these arrangements.

Equity Interests in Deerfield and Jurlique Investment Pty Ltd.

     On November 10, 2005, the Company approved certain equity arrangements pursuant to which the Executives and other members of management were authorized to subscribe for equity interests ("the "Class B Units") in the Company's interest in Deerfield and Jurlique Investment Pty Ltd. (Jurlique"), an entity in which the Company has a 29% equity interest and a 15% voting interest. The Class B Units consist of a capital interest portion reflecting the capital contributions made by each employee and a profits interest portion of up to 15% of the Company's equity interest in the net income of Deerfield and Jurlique and up to 15% of any investment gain derived from the sale of any or all of the Company's equity interests in Deerfield or Jurlique. The profits interest portion of the Class B Units vest ratably on each of February 15, 2006, 2007, and 2008. During the quarter ending January 1, 2006, the Company will record the estimated fair value of the Class B Units as of the date of grant, in accordance with an independent appraisal, as unearned compensation reported as a component of "Stockholder's equity" with an equal offsetting increase in "Additional paid-in-capital." The estimated fair value will be amortized ratably as compensation expense over the three-year vesting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Item 7 of our 2004 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of October 2, 2005 pertaining to these topics although there have been significant changes in our contractual obligations resulting from the acquisition of RTM Restaurant Group that we made on July 25, 2005 discussed below and under "Liquidity and Capital Resources - RTM Acquisition." Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

      We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and, effective with the July 2004 acquisition of Deerfield & Company, LLC, which we refer to as Deerfield, we operate in the asset management business.

      On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield, in a transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield provides asset management services for investors through (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT. Deerfield's results of operations, less applicable minority interests, and cash flows are included in our consolidated results for the three-month and nine-month periods ended September 26, 2004 subsequent to the July 22, 2004 date of our acquisition of Deerfield and the full three-month and nine-month periods ended October 2, 2005. See below under "Presentation of Financial Information."

      On July 25, 2005 we completed the acquisition of RTM Restaurant Group, Arby's largest franchisee with 775 Arby's restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Commencing on July 26, 2005, our consolidated results of operations and cash flows include RTM's results of operations and cash flows but do not include royalties and franchise and related fees from RTM, which are now eliminated in consolidation. See below under "Liquidity and Capital Resources - RTM Acquisition" for a more detailed discussion of the RTM Acquisition. We refer to the 779 RTM restaurants open as of October 2, 2005, including 4 additional restaurants opened by RTM in September 2005, as the RTM Stores. We refer to the 233 restaurants that we already owned before the RTM Acquisition through our subsidiary, Sybra, Inc., as the Sybra Stores.

      In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.4% for the nine months ended October 2, 2005, excluding the RTM Stores. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs and Funds and we may expand the types of investments that we offer and manage.

      We derived investment income throughout the periods presented principally from the investment of our excess cash. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and currently accounted for as a consolidated subsidiary of ours, with minority interests to the extent of participation by investors other than us (see "Consolidation of Opportunities Fund"). When we refer to Deerfield or the effect of the Deerfield Acquisition, we mean only Deerfield & Company, LLC and not the Opportunities Fund. The Opportunities Fund principally invests in various fixed income securities and their derivatives, as opportunities arise, and employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund, named DM Fund, LLC, managed by Deerfield and consolidated by us with minority interests.

      Our goal is to enhance the value of our Company by increasing the revenues of the Arby's restaurant business and Deerfield's asset management business. We are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing operational initiatives targeted at service levels and convenience. We plan to grow Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management, such as the REIT, thereby increasing Deerfield's asset management fee revenues.

      As discussed below under "Liquidity and Capital Resources - Investments and Potential Acquisitions," we continue to evaluate our options for the use of our significant cash and investment position, including business acquisitions, repurchases of our common stock and investments. In recent years we evaluated a number of business acquisition opportunities, including Deerfield and RTM, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders.

      We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off of our asset management operations to our shareholders. We are also reviewing options for our other remaining non-restaurant net assets, which could include the allocation of these net assets between our two businesses and/or a special dividend or distribution to our shareholders. The goal of our restructuring would be to enhance value to our shareholders by allowing them to hold shares in two industry-specific public companies thereby potentially unlocking the value of both independently-managed businesses.

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

     o Increases in beef and other commodity costs, although in recent months these costs have stabilized at levels we anticipate will continue in the foreseeable future;

     o    Higher  fuel  prices  which  cause  a  decrease  in  many   consumers'
          discretionary income; and

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

Presentation of Financial Information

      We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and DM Fund, LLC report on a calendar year ending on December 31. Our first nine-month period of fiscal 2004 commenced on December 29, 2003 and ended on September 26, 2004, with our third quarter commencing on June 28, 2004. Our first nine-month period of fiscal 2005 commenced on January 3, 2005 and ended on October 2, 2005 with our third quarter commencing on July 4, 2005. When we refer to the "three months ended September 26, 2004," or the "2004 third quarter," and the "nine months ended September 26, 2004," or the "first nine months of 2004," we mean the periods from June 28, 2004 to September 26, 2004 and December 29, 2003 to September 26, 2004, respectively. When we refer to the "three months ended
October 2, 2005," or the "2005 third quarter," and the "nine months ended October 2, 2005," or the "first nine months of 2005" we mean the periods from July 4, 2005 to October 2, 2005 and January 3, 2005 to October 2, 2005, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks. All references to years, first nine months and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and DM Fund, LLC.

Results of Operations

      Presented below is a table that summarizes our results of operations and compares the amount of the change (1) between the 2004 third quarter and the 2005 third quarter and (2) between the first nine months of 2004 and the first nine months of 2005.

                                                      Three Months Ended                       Nine Months Ended
                                            ----------------------------------     -----------------------------------
                                            September 26, October 2,               September 26,  October 2,
                                                2004         2005       Change        2004           2005       Change
                                                ----         ----       ------        ----           ----       ------
                                                                            (In Millions)
Revenues:
   Net sales................................$    52.3     $  206.1     $  153.8     $  151.7     $   312.3    $   160.6
   Royalties and franchise and related
     fees...................................     26.7         21.0         (5.7)        74.0          71.6         (2.4)
   Asset management and related fees........      6.9         13.2          6.3          6.9          37.9         31.0
                                            ---------     --------      -------     --------     ---------    ---------
                                                 85.9        240.3        154.4        232.6         421.8        189.2
                                            ---------     --------     --------     --------     ---------    ---------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization.......................     40.9        148.2        107.3        119.9         228.4        108.5
   Cost of services, excluding depreciation
     and amortization.......................      2.0          4.6          2.6          2.0          13.4         11.4
   Advertising and selling..................      4.0         15.1         11.1         12.8          24.2         11.4
   General and administrative, excluding
     depreciation and amortization..........     28.7         56.5         27.8         77.5         125.7         48.2
   Depreciation and amortization, excluding
     amortization of deferred financing
     costs..................................      4.8         10.0          5.2         11.6          21.1          9.5
                                            ---------     --------     --------     --------     ---------    ---------
                                                 80.4        234.4        154.0        223.8         412.8        189.0
                                            ---------     --------     --------     --------     ---------    ---------
       Operating profit.....................      5.5          5.9          0.4          8.8           9.0          0.2
Interest expense............................     (5.0)       (22.1)       (17.1)       (23.6)        (44.8)       (21.2)
Insurance expense related to long-term
  debt......................................     (0.9)        (0.5)         0.4         (2.9)         (2.3)         0.6
Loss on early extinguishment of debt........       --        (35.8)       (35.8)          --         (35.8)       (35.8)
Investment income (loss), net...............     (3.7)        13.6         17.3          7.4          30.3         22.9
Gain on sale of businesses..................       --          0.3          0.3           --          13.0         13.0
Loss on settlement of unfavorable franchise
  rights ...................................       --        (17.0)       (17.0)          --         (17.0)       (17.0)
Other income, net...........................      0.3          1.0          0.7          1.1           2.1          1.0
                                            ---------     --------     --------     --------     ---------    ---------
       Loss from continuing operations before
         benefit from income taxes and
         minority interests.................     (3.8)       (54.6)       (50.8)        (9.2)        (45.5)       (36.3)
Benefit from income taxes...................     15.6         14.6         (1.0)        16.6          11.6         (5.0)
Minority interests in income of consolidated
  subsidiaries..............................     (0.7)        (2.5)        (1.8)        (0.7)         (6.0)        (5.3)
                                            ---------     --------     --------     --------     ---------    ---------
       Income (loss) from continuing
         operations.........................     11.1        (42.5)       (53.6)         6.7         (39.9)       (46.6)
Gain on disposal of discontinued operations.     10.8           --        (10.8)        10.8           0.5        (10.3)
                                            ---------     --------     --------     --------     ---------    ---------
       Net income (loss)....................$    21.9     $  (42.5)    $  (64.4)    $   17.5     $   (39.4)   $   (56.9)
                                            =========     ========     ========     ========     =========    =========

Three Months Ended October 2, 2005 Compared with Three Months Ended September 26, 2004

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $153.8 million to $206.1 million for the three months ended October 2, 2005 from $52.3 million for the three months ended September 26, 2004, reflecting $153.5 million of net sales attributable to the RTM Stores. Aside from the effect of the RTM Acquisition, net sales increased slightly by $0.3 million due to a 1% growth in same-store sales of the 233 Sybra Stores in the 2005 third quarter compared with the 2004 third quarter. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The increase in same-store sales reflected (1) focused value programs including multiple menu items offered together at a discounted price, supported by print advertising, (2) improved marketing including (a) the implementation of new menu boards focused on combination meals, a complete meal offered at an aggregate price lower than the price of the individual food and beverage items and (b) incremental print advertising supporting a limited time Market Fresh(TM) offering and core menu items during the 2005 third quarter compared with the 2004 third quarter and (3) operational initiatives targeting continued improvement in customer service levels and convenience. The positive effects of these factors were substantially offset by (1) unfavorable performance in Company-owned restaurants in the Michigan region, an area where approximately one-third of our Sybra Stores are located and which has continued to be particularly impacted by high unemployment and (2) higher fuel prices which caused a decrease in many consumers' discretionary income which we believe had a negative impact on our sales during the third quarter. The RTM Stores had lower same-store sales performance principally reflecting new product performance in the 2005 third quarter that was less successful than that of the 2004 third quarter, which had particularly strong same-store sales performance with respect to the RTM Stores.

      Our net sales for the fourth quarter of 2005 will be significantly higher than the fourth quarter of 2004 as a result of the RTM Acquisition. Aside from the RTM Acquisition, we currently anticipate higher sales from continued positive same-store sales growth of our Sybra Stores for the 2005 fourth quarter. However, we are currently unable to estimate the full impact on our business of Hurricane Wilma in October 2005, which affected the operations of 17 of our RTM Stores but none of our Sybra Stores in Florida. We believe that the higher fuel prices, although recently alleviating somewhat, will continue to temper sales performance. We presently plan to open approximately 21 new Company-owned restaurants during the remainder of 2005. We will evaluate whether to close any underperforming Company-owned restaurants and continually review the performance of each of those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 12 restaurants where the facilities leases either are scheduled for renewal or expire during the remainder of 2005 and we currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $5.7 million to $21.0 million for the three months ended October 2, 2005 from $26.7 million for the three months ended September 26, 2004, entirely due to a decrease in royalties and franchise and related fees from RTM from $7.8 million in the 2004 third quarter to $2.1 million in the 2005 third quarter. This decrease was principally due to the elimination in consolidation of $5.8 million of royalties and franchise and related fees for the portion of the 2005 third quarter subsequent to the RTM Acquisition. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees were relatively unchanged, reflecting (1) a $0.8 million increase in royalties from the 86 restaurants opened since September 26, 2004, with generally higher than average sales volumes, replacing the royalties from the 57 generally underperforming restaurants closed since September 26, 2004 and (2) a $0.2 million improvement in royalties as a result of slightly higher average royalty rates in the 2005 third quarter as compared with the 2004 third quarter, both offset by a $1.0 million reduction in royalties due to a 4% decline in same-store sales of the franchised restaurants, excluding the RTM Stores, during the 2005 third quarter compared with the 2004 third quarter. The decrease in same-store sales of the franchised restaurants reflects (1) new product performance in the 2005 third quarter that was less successful than that of the 2004 third quarter, which had particularly strong same-store sales performance and (2) higher fuel prices which caused a decrease in many consumers' discretionary income which we believe had a negative impact on our franchisees' sales. These negative effects were partially offset by the positive effects of (1) improved marketing reflecting (a) the implementation of new menu boards focused on combination meals and (b) more targeted local marketing programs and (2) operational initiatives targeting continued improvement in customer service levels and convenience. Franchise and related fees were relatively unchanged between the three-month periods.

     Our royalties and franchise and related fees will decrease significantly in the 2005 fourth quarter as compared with the 2004 fourth quarter due to the elimination in consolidation of royalties and franchise and related fees from RTM in the 2005 fourth quarter, which represented $7.3 million, or 27%, of our royalties and franchise and related fees in the 2004 fourth quarter. We expect positive same-store sales growth of the remaining franchised restaurants for the 2005 fourth quarter, despite the decline in the 2005 third quarter, due to the relatively lower same-store sales performance in the 2004 fourth quarter, the anticipated performance of various initiatives such as (1) limited time offers with discounted prices on certain premium and limited time menu items, (2) value oriented promotions, (3) planned addition of new menu items, including reintroduction of "sub" sandwiches, (4) limited time values primarily on some of our roast beef sandwiches and (5) a shift toward more product oriented national television advertising. We believe that the higher fuel prices, although recently alleviating somewhat, will continue to temper sales performance of our franchisees.

Asset Management and Related Fees

      Our asset management and related fees, which were generated entirely from the management of CDOs and Funds following the Deerfield Acquisition, increased $6.3 million to $13.2 million for the three months ended October 2, 2005 from $6.9 million for the three months ended September 26, 2004. Approximately $2.9 million of this increase was due to the effect of including Deerfield in our results for the full 2005 third quarter but only a portion of the 2004 third quarter. Aside from the effect of the timing of the Deerfield Acquisition, asset management and related fees increased approximately $3.4 million principally due to asset management fees of $3.3 million from the REIT, which commenced in December 2004. Assets under management for the REIT increased to $757.0 million as of October 2, 2005, upon which we receive a 1.75% per annum management fee. Deerfield may also receive a quarterly incentive fee if a specified rate of return is met.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $107.3 million to $148.2 million for the three months ended October 2, 2005, resulting in a gross margin of 28%, from $40.9 million for the three months ended September 26, 2004, resulting in a gross margin of 22%. Of this increase, $107.5 million is attributable to the RTM Stores, which had a gross margin of 30%. Aside from the effect of the RTM Acquisition, cost of sales decreased $0.2 million, or 1%, resulting in a gross margin of 23% for the Sybra Stores in the 2005 third quarter compared with 22% for the 2004 third quarter. Cost of sales of the Sybra Stores decreased, despite the increase in their net sales discussed above, due to the improvement in gross margin. We define gross margin as the difference between net sales and cost of sales divided by net sales. The improvement of 1% in the gross margin of the Sybra Stores is primarily attributable to (1) improved product mix reflecting higher sales of combination meals, which result in more sales of higher margin components and are emphasized in our new menu board marketing, (2) improved oversight and training of store management, (3) improved operational reporting made available by the back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated reduced food waste and labor efficiencies and (4) the partial impact of price increases implemented primarily in the second half of 2004 for some of our menu items. The gross margin for the RTM Stores was significantly higher than that of the Sybra Stores due to RTM's relatively more effective operational efficiencies resulting from management and procedural advantages as well as higher average unit sales volumes of the RTM Stores which result in more favorable cost leverage.

     We expect our gross margin for the fourth quarter of 2005 will continue to be favorably impacted as a result of the RTM Acquisition because of the substantially higher gross margins of the RTM Stores compared with the Sybra Stores and, to a lesser extent, continued operational efficiency improvements in the Sybra Stores. As we implement the most effective of the operating procedures of RTM in the Sybra Stores, we anticipate that their operational efficiency, as a group, will improve steadily over the next 18 to 24 months and achieve gross margin performance closer to those of the RTM Stores.

Cost of Services, Excluding Depreciation and Amortization

      Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds following the Deerfield Acquisition, increased $2.6 million to $4.6 million for the three months ended October 2, 2005 from $2.0 million for the three months ended September 26, 2004. Approximately $1.1 million of this increase was due to the Deerfield Acquisition occurring in the 2004 third quarter. Aside from the effect of the timing of the Deerfield Acquisition, cost of services increased approximately $1.5 million due principally to the hiring of additional personnel to support our growth in assets under management.

Advertising and Selling

      Our advertising and selling expenses increased $11.1 million entirely due to advertising expenses for the restaurants acquired in the RTM Acquisition.

General and Administrative, Excluding Depreciation and Amortization

      Our general and administrative expenses, excluding depreciation and amortization increased $27.8 million partially reflecting general and administrative expenses of $11.6 million of RTM. Aside from the effect of the RTM Acquisition, general and administrative expenses increased $16.2 million principally due to (1) $6.6 million of employee related relocation, retention and severance and consulting costs in the 2005 third quarter in connection with combining our existing restaurant operations with RTM and relocating the corporate office of our restaurant segment to Atlanta, Georgia, which is where RTM is headquartered, (2) a $5.4 million increase in employee compensation reflecting (a) a provision for stock-based compensation in the 2005 third quarter related to 149,000 and 731,000 shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, as discussed below, granted on March 14, 2005, (b) higher incentive compensation costs and (c) increased headcount, (3) $1.4 million attributable to the timing of the Deerfield Acquisition in the 2004 third quarter, (4) $1.1 million of rent expense recognized in the 2005 third quarter related to a new corporate office facility for which we entered into a lease and have access but have not yet occupied, (5) a $1.0 million charitable contribution in the 2005 third quarter in connection with the RTM Acquisition to The Arby's Foundation, Inc., a not-for-profit charitable foundation, and (6) a $0.7 million increase in deferred compensation expense. Deferred compensation expense of $0.2 million in the 2004 third quarter and $0.9 million in the 2005 third quarter represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and our President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Loss From Continuing Operations Before Benefit from Income Taxes and Minority Interests."

      The provision for stock-based compensation related to the restricted stock was $2.2 million during the 2005 third quarter and may vary significantly during the fourth quarter of 2005. These restricted shares vest ratably over three years, subject to meeting, in each case, certain class B common share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a class B common share market price target of $18.50 per share. The provision for stock-based compensation during the fourth quarter of 2005 will vary depending on the market price of our class B common stock in relation to the market price targets upon which vesting of the restricted shares is contingent and will be adjusted based on the market price of the class B common stock at the end of the quarter.

      We expect to incur approximately $7.0 million of additional costs in the 2005 fourth quarter, as well as $2.0 million in 2006, relating to the employee related relocation, severance and retention and consulting costs discussed above and corporate office relocation costs in connection with combining our existing restaurant operations with RTM and relocating the corporate office of our restaurant segment discussed above.

      We are required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which we refer to as SFAS 123(R), no later than our 2006 fiscal first quarter. As a result, we will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, the method we are currently using. We currently expect that the adoption of this accounting policy will materially increase the amount of compensation expense recognized over the periods that the respective stock options and restricted stock vest. Had we used the fair value alternative under the original Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $3.5 million higher for the 2005 third quarter, or $2.2 million on an after-tax basis as set forth in the pro forma disclosure in Note 2 to our accompanying condensed consolidated financial statements. Although we still are evaluating the requirements of SFAS 123(R), we expect that the adoption of SFAS 123(R) will have a material effect on our consolidated results of operations and income (loss) per share.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, increased $5.2 million due entirely to depreciation and amortization of RTM.

Interest Expense

     Interest expense increased $17.1 million reflecting (1) $6.1 million of interest expense in the 2005 third quarter on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund, which did not commence until October 2004, (2) the release in the 2004 third quarter of $4.3 million of interest accruals no longer required upon the finalization by the Internal Revenue Service of its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, which we refer to as the IRS Examination, which did not recur in the 2005 third quarter, (3) a $4.0 million net increase in interest expense due to the July 2005 refinancing, which we refer to as the Refinancing, of most of our restaurant segment's debt, including some of the debt acquired of RTM and (4) $2.7 million of interest expense relating to $182.1 million of sale-leaseback and capitalized lease obligations of RTM which we acquired but which were not refinanced. The net increase in interest expense due to the Refinancing, as discussed in more detail below and under "Liquidity and Capital Resources - New Credit Agreement," reflects a $351.6 million net increase in our level of new debt compared with our previous debt that was refinanced due to (1) the refinancing of $212.0 million of acquired debt of RTM and (2) $139.6 million of new debt proceeds used to fund a portion of the purchase price in the RTM Acquisition and to pay related fees and expenses, including $31.0 million related to the early extinguishment of debt discussed below under "Loss on Early Extinguishment of Debt." This effect on interest expense of the $351.6 million increased level of debt is partially offset by the effect of the lower interest rate on the new debt.

Insurance Expense Related to Long-Term Debt

      Insurance expense related to long-term debt decreased $0.4 million due to its settlement upon the repayment of the related debt as part of the Refinancing. All insurance costs relating to periods subsequent to the debt repayment were paid in connection with the Refinancing and reported in "Loss on early extinguishment of debt."

Loss on Early Extinguishment of Debt

      The loss on early extinguishment of debt of $35.8 million in the three months ended October 2, 2005 resulted from the Refinancing and consisted of $27.4 million of prepayment penalties, $4.8 million of write-offs of previously unamortized deferred financing costs, $3.5 million of insurance payments related to the extinguished debt and $0.1 million of fees and other expenses.

Investment Income (Loss), Net

      The following table summarizes and compares the major components of investment income (loss), net:

                                                                       Three Months Ended
                                                                 ---------------------------
                                                                 September 26,    October 2,
                                                                     2004            2005           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)

      Interest income...........................................$      3.3         $   11.5       $     8.2
      Recognized net gains (losses).............................      (4.0)             2.0             6.0
      Other than temporary unrealized losses....................      (3.7)            (0.2)            3.5
      Distributions, including dividends........................       0.9              0.5            (0.4)
      Other.....................................................      (0.2)            (0.2)             --
                                                                ----------         --------       ---------
                                                                $     (3.7)        $   13.6       $    17.3
                                                                ==========         ========       =========

      Interest income increased $8.2 million primarily due to an increase in average rates on higher average balances of our interest-bearing investments from 1.9% in the 2004 third quarter to 3.7% in the 2005 third quarter. The higher average balances of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of our investments to provide cash for the RTM Acquisition in July 2005. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments, and the general increase in the money market and short-term interest rate environment. Our recognized net gains (losses) include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and our securities sold short with an obligation to purchase. The $6.0 million improvement in our recognized net gains from recognized net losses was principally due to $4.6 million of losses realized on the sale of two of our available-for sale securities in the 2004 third quarter which did not recur in the 2005 third quarter. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. Our other than temporary unrealized losses decreased $3.5 million reflecting the recognition of $3.7 million of impairment charges in the 2004 third quarter based on significant declines in market values of some of our more risk-inherent available-for-sale debt securities, two available-for-sale investments in large public companies and a cost method investment, compared with $0.2 million of other than temporary unrealized losses in the 2005 third quarter. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods.

      As of October 2, 2005, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $9.2 million and $(1.1) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Loss on Settlement of Unfavorable Franchise Rights

     During the three months ended October 2, 2005, we recognized a loss on settlement of unfavorable franchise rights of $17.0 million in connection with the RTM Acquisition. This charge was recognized in accordance with accounting principles generally accepted in the United States of America that require any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition with royalty rates below the current 4% royalty rate that we receive on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for RTM. The amount of the settlement loss represents the estimated amount of royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Other Income, Net

      Other  income,   net  increased  $0.7  million   reflecting  $0.4  million
attributable to RTM and $0.3 million of equity in earnings of the REIT, in which we made an investment in December 2004.

Loss From Continuing Operations Before Benefit From Income Taxes and Minority Interests

      Our loss from continuing operations before benefit from income taxes and minority interests increased $50.8 million to $54.6 million for the three months ended October 2, 2005 from $3.8 million for the three months ended September 26, 2004 reflecting the loss on early extinguishment of debt of $35.8 million and the loss on settlement of unfavorable franchise rights of $17.0 million, both in connection with the RTM Acquisition, as well as the effect of the other variances discussed in the captions above.

      As discussed above, we recognized deferred compensation expense of $0.2 million in the 2004 third quarter and $0.9 million in the 2005 third quarter, within general and administrative expenses, for increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment loss from investments in the Deferred Compensation Trusts of $0.1 million in both the 2004 and 2005 third quarters consisting of investment management fees. During both the 2004 and 2005 third quarters, interest and dividend income and related gains on sales of investments related to investments in the Deferred Compensation Trusts were less than $0.1 million. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

      The benefit from income taxes represented an effective rate of 27% for the three months ended October 2, 2005. The effective benefit rate in the 2005 third quarter is lower than the Federal statutory rate of 35% due principally to (1) $15.4 million of the loss on settlement of unfavorable franchise rights discussed above that is not tax deductible, (2) the effect of non-deductible compensation costs and (3) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. These effects are partially offset by the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pretax loss used to calculate the effective tax rate. We had a benefit from income taxes for the three months ended September 26, 2004 which greatly exceeded our pretax loss due to the release of $14.6 million of income tax reserves related to our continuing operations which were no longer required upon the finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns.

Minority Interests in Income of Consolidated Subsidiaries

      The minority interests in income of consolidated subsidiaries increased $1.8 million, reflecting $1.0 million due to participation of investors other than us in the Opportunities Fund which did not commence until October 2004, $0.5 million due to increased income of Deerfield and $0.3 million due to the timing of the Deerfield Acquisition in the 2004 third quarter.

Gain on Disposal of Discontinued Operations

     During the three months ended September 26, 2004, we recorded an additional gain of $10.8 million on the disposal of our former beverage businesses resulting from the release of income tax reserves which were no longer required upon finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain state income tax returns.

Net Income (Loss)

     Our net income (loss) declined $64.4 million to a net loss of $42.5 million for the three months ended October 2, 2005 from net income of $21.9 million for the three months ended September 26, 2004 principally reflecting the after-tax effects of $21.8 million from the loss on early extinguishment of debt and $16.4 million from the loss on settlement of unfavorable franchise rights, both in connection with the RTM Acquisition, and the release of $14.6 million and $10.8 million of income tax reserves relating to continuing operations and discontinued operations, respectively, in the 2004 third quarter which did not recur in the 2005 third quarter.

Nine Months Ended October 2, 2005 Compared with Nine Months Ended
September 26, 2004

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $160.6 million to $312.3 million for the nine months ended October 2, 2005 from $151.7 million for the nine months ended September 26, 2004, reflecting $153.5 million of net sales attributable to the RTM Stores. Aside from the effect of the RTM Acquisition, net sales increased $7.1 million principally due to a growth in same-store sales of the Sybra Stores of approximately 5% in the first nine months of 2005 compared with the first nine months of 2004. The increase in same-store sales reflected (1) introductions of new Market FreshTM wraps and sandwiches and other menu items since the third quarter of 2004, (2) improved marketing including (a) an increase in print media advertising, primarily couponing, and other marketing initiatives in the 2005 first quarter, (b) the implementation of new menu boards focused on combination meals, (c) more focused value programs including multiple menu items offered together at a discounted price supported by local marketing programs during the 2005 second and third quarters compared with the same quarters of 2004 and (d) a redesigned national television advertising campaign which appeared to be more effective in the 2005 first half and (3) operational initiatives targeting continued improvement in customer service levels and convenience. The positive effects of these factors were partially offset by (1) unfavorable performance in Company-owned restaurants in the Michigan region during the 2005 third quarter, an area where approximately one-third of our Sybra Stores are located and which continues to be particularly impacted by high unemployment and (2) higher fuel prices which caused a decrease in many consumers' discretionary income which we believe had a negative impact on our sales during the 2005 third quarter.

     Our net sales for the fourth quarter of 2005 will be significantly higher than the fourth quarter of 2004 as a result of the RTM Acquisition. Aside from the RTM Acquisition, we currently anticipate higher sales from continued same-store sales growth for the Sybra Stores, although at a lesser rate than the approximate 5% experienced during the first nine months of 2005, and planned openings of Company-owned restaurants, all as discussed in the comparison of the three-months. However, we are currently unable to estimate the full impact on our business of Hurricane Wilma, as also discussed in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $2.4 million to $71.6 million for the nine months ended October 2, 2005 from $74.0 million for the nine months ended September 26, 2004, reflecting a $5.5 million decrease in royalties and franchise and related fees from RTM from $22.0 million in the first nine months of 2004 million to $16.5 million in the first nine months of 2005. This decrease was principally due to the elimination in consolidation of $5.8 million of royalties and franchise and related fees for the portion of the 2005 third quarter subsequent to the RTM Acquisition. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees increased $3.1 million, reflecting (1) a $1.9 million increase in royalties from the 86 restaurants opened since September 26, 2004, with generally higher than average sales volumes, replacing the royalties from the 57 generally underperforming restaurants closed since September 26, 2004, (2) a $0.6 million improvement in royalties as a result of slightly higher average royalty rates and (3) a $0.6 million increase in royalties due to a 1% increase in same-store sales of the franchised restaurants, excluding the RTM Stores, in the first nine months of 2005 as compared with the first nine months of 2004. The increase in same-store sales of the franchised restaurants reflects (1) new Market Fresh wraps and sandwiches and other menu items introduced since the third quarter of 2004 discussed above under "Net Sales," (2) improved marketing reflecting (a) the implementation of new menu boards focused on combination meals, (b) more targeted and value oriented local marketing programs and (c) a redesigned national television advertising campaign in 2005 which appeared to be more effective in the 2005 first half and (3) operational initiatives targeting continued improvement in customer service levels and convenience. Partially offsetting these positive effects were (1) new product performance in the 2005 third quarter that was less successful than that of the 2004 third quarter, which had particularly strong same-store sales performance and (2) higher fuel prices which caused a decrease in many consumers' discretionary income which we believe had a negative impact on our franchisees' sales in the 2005 third quarter. Franchise and related fees were relatively unchanged between the nine-month periods.

      Our royalties and franchise and related fees will decrease significantly in the 2005 fourth quarter as compared with the 2004 fourth quarter due to the elimination in consolidation of royalties and franchise and related fees from RTM in the 2005 fourth quarter partially offset by expected same-store sales growth of the remaining franchised restaurants for the 2005 fourth quarter, all as discussed in the comparison of the three-month periods.

Asset Management and Related Fees

      Our asset management and related fees, which were generated entirely from the management of CDOs and Funds following the Deerfield Acquisition, increased $31.0 million to $37.9 million for the nine months ended October 2, 2005 from $6.9 million for the nine months ended September 26, 2004. Approximately $27.6 million of this increase was due to the effect of including Deerfield in our results following the July 22, 2004 acquisition date, which makes the prior period non-comparable. Aside from this effect, asset management and related fees increased approximately $3.4 million due principally to the increase in assets under management of the REIT, as discussed in the comparison of the three-month periods.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $108.5 million to $228.4 million for the nine months ended October 2, 2005, resulting in a gross margin of 27%, from $119.9 million for the nine months ended September 26, 2004, resulting in a gross margin of 21%. Of this increase, $107.5 million is attributable to the RTM Stores, which had a gross margin of 30%. Aside from the effect of the RTM Acquisition, cost of sales increased $1.0 million, or 1%, resulting in a gross margin of 24% for the first nine months of 2005 compared with 21% for the first nine months of 2004. The increase in cost of sales of the Sybra Stores is due to their increase in net sales discussed above. The improvement of 3% in gross margin of the Sybra Stores is primarily attributable to (1) improved product mix reflecting higher sales of combination meals, which result in more sales of higher margin components and are emphasized in our new menu board marketing, (2) improved oversight and training of store management, (3) improved operational reporting made available by the back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated reduced food waste and labor efficiencies and (4) the partial impact of price increases implemented primarily in the second half of 2004 for some of our menu items. Partially offsetting these improvements were higher costs related to incentive compensation as a result of improved performance of the Sybra Stores. The gross margin for the RTM Stores was significantly higher than that of the Sybra Stores as discussed in the comparison of the three-month periods.

     We expect our gross margin for the fourth quarter of 2005 will continue to be favorably impacted as a result of the RTM Acquisition and, to a lesser extent, continued improvement in the Sybra Stores, all as discussed in the comparison of the three-month periods.

Cost of Services, Excluding Depreciation and Amortization

      Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds following the Deerfield Acquisition, increased $11.4 million to $13.4 million for the nine months ended October 2, 2005 from $2.0 million for the nine months ended September 26, 2004. Approximately $9.9 million of this increase was due to the effect of including Deerfield in our results following the July 22, 2004 acquisition date, which makes the prior period non-comparable. Aside from this effect, cost of services increased approximately $1.5 million due principally to the hiring of additional personnel to support our growth in assets under management.

Advertising and Selling

     Our advertising and selling expenses increased $11.4 million almost entirely due to advertising expenses for the restaurants acquired in the RTM Acquisition.

General and Administrative, Excluding Depreciation and Amortization

      Our general and administrative expenses, excluding depreciation and amortization, increased $48.2 million partially reflecting general and administrative expenses of $11.6 million of RTM. Aside from the effect of the RTM Acquisition, general and administrative expenses increased $36.6 million principally due to (1) a $15.9 million increase in employee compensation reflecting (a) higher incentive compensation costs, (b) a provision for stock-based compensation in the first nine months of 2005 related to 149,000 and 731,000 shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, as discussed below, granted on March 14, 2005 and (c) increased headcount, (2) $11.8 million attributable to the effect of the Deerfield Acquisition occurring in the 2004 third quarter, (3) $6.6 million of employee related relocation, severance and retention and consulting expenses in the 2005 third quarter in connection with combining our existing restaurant operations with RTM and relocating the corporate office of our restaurant segment to Atlanta, Georgia, (4) $1.1 million of rent expense recognized in the 2005 third quarter related to a new corporate office facility for which we entered into a lease and have access but have not yet occupied, (5) a $1.0 million charitable contribution in the 2005 third quarter to The Arby's Foundation, Inc. and (6) a $0.4 million increase in deferred compensation expense. Deferred compensation expense of $1.2 million in the first nine months of 2004 and $1.6 million in the first nine months of 2005 represents the increase in the fair value of investments in the Deferred Compensation Trusts for the benefit of the Executives, as explained in more detail below under "Loss From Continuing Operations Before Benefit from Income Taxes and Minority Interests."

      The provision for stock-based compensation related to the restricted stock was $4.5 million during the first nine months of 2005 and, as explained in more detail in the comparison of the three-month periods, may vary significantly during the 2005 fourth quarter. Also, as explained in more detail in the comparison of the three-month periods, we currently expect that the adoption of SFAS 123(R) no later than our 2006 first quarter will materially increase the amount of compensation expense recognized over the periods that our outstanding stock options and restricted stock vest.

      We expect to incur approximately $7.0 million of additional costs in the 2005 fourth quarter, as well as $2.0 million in early 2006, in connection with combining our existing restaurant operations with RTM and relocating the corporate office of our restaurant segment, as discussed above and in the comparison of the three-month periods.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs increased $9.5 million, principally reflecting $5.2 million of depreciation and amortization of RTM and $2.8 million attributable to the timing of the Deerfield Acquisition in the 2004 third quarter. Aside from the effects of the RTM Acquisition and Deerfield Acquisition, depreciation and amortization increased $1.5 million primarily due to an increase in depreciation and amortization of properties and amortization of software including amounts related to our back office and point-of-sale restaurant systems installed in the second half of 2004.

Interest Expense

      Interest expense increased $21.2 million reflecting (1) $11.0 million of interest expense in the first nine months of 2005 on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund, which did not commence until October 2004, (2) the release in the 2004 third quarter of $4.3 million of interest accruals no longer required upon the finalization of the IRS Examination which did not recur in the first nine months of 2005, (3) a $4.0 million net increase in interest expense due to the Refinancing, as discussed in more detail in the comparison of the three-month periods and under "Liquidity and Capital Resources - New Credit Agreement" and (4) $2.7 million of interest expense relating to $182.1 million of sale-leaseback and capitalized lease obligations of RTM which we acquired but which were not refinanced. These increases were partially offset by a $1.4 million decrease attributable to lower outstanding amounts of a majority of our long-term debt during the first half of 2005 prior to the Refinancing.

Insurance Expense Related to Long-Term Debt

      Insurance expense related to long-term debt decreased $0.6 million principally due to its settlement upon the repayment of the related debt as part of the Refinancing. All insurance costs relating to periods subsequent to the debt repayment were paid in connection with the Refinancing and reported in "Loss on early extinguishment of debt."

Loss on Early Extinguishment of Debt

     The loss on early extinguishment of debt of $35.8 million in the nine months ended October 2, 2005 resulted from the Refinancing and is discussed in more detail in the comparison of the three-month periods.

Investment Income, Net

      The following table summarizes and compares the major components of investment income, net:

                                                                      Nine Months Ended
                                                                 ---------------------------
                                                                 September 26,    October 2,
                                                                     2004            2005           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)

      Interest income.............................................$    11.7        $   27.3       $    15.6
      Other than temporary unrealized losses......................     (6.5)           (0.5)            6.0
      Recognized net gains........................................      0.4             2.6             2.2
      Distributions, including dividends..........................      2.4             1.5            (0.9)
      Other.......................................................     (0.6)           (0.6)             --
                                                                  ---------        --------       ---------
                                                                  $     7.4        $   30.3       $    22.9
                                                                  =========        ========       =========

      Interest income increased $15.6 million principally due to an increase in average rates on higher average balances of our interest-bearing investments from 2.4% in the first nine months of 2004 to 3.5% in the first nine months of 2005. The higher average balances of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of our investments to provide cash for the Deerfield Acquisition in July 2004 and the RTM Acquisition in July 2005. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. Our other than temporary unrealized losses, as discussed in more detail in the comparison of the three-month periods, decreased $6.0 million reflecting the recognition of $6.5 million of impairment charges in the first nine months of 2004 based on significant declines in the market values of some of our higher yielding available-for-sale debt securities, two available-for-sale investments in large public companies and a cost investment, compared with $0.5 million of other than temporary unrealized losses in the first nine months of 2005 on our investments. Our recognized net gains, as discussed in more detail in the comparison of the three-month periods, increased $2.2 million principally reflecting $4.6 million of losses realized on the sales of two of our available-for-sale securities in the first nine months of 2004 which did not recur in the first nine months of 2005 partially offset by decreases during the first nine months of 2005 in net realized and unrealized gains and losses on securities sold short with an obligation to purchase of $1.5 million and realized gains on sales of cost-method investments of $1.6 million. During the first nine months of 2004 our recognized net gains included a $0.8 million realized gain from the sale of a cost-method investment held in the Deferred Compensation Trusts as discussed in more detail below under "Loss from Continuing Operations Before Benefit From Income Taxes and Minority Interests" while there was no similar gain in the first nine months of 2005. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable.

      As of October 2, 2005, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $9.2 million and $(1.1) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Businesses

      The gain on sale of businesses of $13.0 million for the first nine months of 2005 consists of (1) $11.7 million of gains on sales of a portion of our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, and (2) $1.3 million of non-cash gains from (a) our equity in the net proceeds to both the REIT and Encore from their sales of stock, including exercises of stock options and shares issued for an Encore business acquisition, over the portion of our respective carrying values allocable to our decrease in ownership percentages and (b) the amortization of deferred gain on a restricted Encore stock award to a then officer of ours. In accordance with our accounting policy, we recognize a non-cash gain or loss upon sale by an equity investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee to the extent realization of the gain is reasonably assured.

Loss on Settlement of Unfavorable Franchise Rights

      During the nine months ended October 2, 2005, we recognized a loss on settlement of unfavorable franchise rights of $17.0 million resulting from royalty rates that were less than the current standard 4% rate in some of the franchise agreements acquired in the RTM Acquisition, as discussed in more detail in the comparison of the three-month periods.

Other Income, Net

      Other income, net increased $1.0 million principally reflecting (1) $0.4 million of other income attributable to RTM, (2) the effect of $0.8 million of costs recognized in the 2004 first quarter related to a proposed business acquisition that we decided not to pursue and which did not recur in the 2005 period, (3) $0.7 million of equity in earnings of the REIT, in which we made an investment in December 2004 and (4) a $0.3 million recovery in the 2005 first half upon collection of a fully-reserved non-trade note receivable of Sybra which predated our December 2002 acquisition of Sybra, all partially offset by $1.5 million of costs recognized in the 2005 first half related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition.

Loss From Continuing Operations Before Benefit from Income Taxes and Minority Interests

      Our loss from continuing operations before benefit from income taxes and minority interests increased $36.3 million to $45.5 million for the nine months ended October 2, 2005 from $9.2 million for the nine months ended September 26, 2004 reflecting the loss on early extinguishment of debt of $35.8 million and the loss on settlement of unfavorable franchise rights of $17.0 million, both in connection with the RTM Acquisition, partially offset by the gain on sale of businesses of $13.0 million, as well as the effect of the other variances discussed in the captions above.

      As discussed above, we recognized deferred compensation expense of $1.2 million in the first nine months of 2004 and $1.6 million in the first nine months of 2005, within general and administrative expenses, for increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of $0.5 million in the first nine months of 2004 and net investment losses of $0.2 million in the first nine months of 2005. The net investment income during the 2004 first half consisted of a $0.8 million realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts referred to above under "Investment Income, Net," which represented increases in value prior to that period, less $0.3 million of investment management fees. The net investment loss during the first nine months of 2005 consisted of investment management fees of $0.3 million, less interest income of $0.1 million. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

      The benefit from income taxes represented an effective rate of 26% for the nine months ended October 2, 2005. The effective benefit rate in the first nine months of 2005 is lower than the Federal statutory rate of 35% due principally to (1) the effect of the non-deductible portion of $15.4 million of the loss on settlement of unfavorable franchise rights discussed above, (2) the effect of non-deductible compensation costs and (3) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. These effects are partially offset by the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pretax loss used to calculate the effective tax rate. We had a benefit from income taxes for the first nine months of 2004 which greatly exceeded our pretax loss due to the release of $14.6 million of income tax reserves related to our continuing operations which were no longer required upon finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns.

Minority Interests in Income of Consolidated Subsidiaries

      The minority interests in income of consolidated subsidiaries increased $5.3 million, reflecting $3.3 million due to the timing of the Deerfield Acquisition in the 2004 third quarter, which makes the first nine months non-comparable, $1.5 million due to participation of investors other than us in the Opportunities Fund which did not commence until October 2004 and $0.5 million due to increased income of Deerfield.

Gain on Disposal of Discontinued Operations

     During the first nine months of 2004, we recorded an additional gain of $10.8 million on the disposal of our former beverage businesses, as discussed in more detail in the comparison of the three-month periods. During the first nine months of 2005, we recorded an additional gain of $0.5 million on the disposal of the former utility and municipal services and refrigeration business segments of a wholly-owned subsidiary, resulting from the gain on sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the buyer.

Net Income (Loss)

     Our net income (loss) declined $56.9 million to a net loss of $39.4 million for the nine months ended October 2, 2005 from net income of $17.5 million for the nine months ended September 26, 2004 principally reflecting the after-tax effects of $21.8 million from the loss on early extinguishment of debt and $16.4 million from the loss on settlement of unfavorable franchise rights, both in connection with the RTM Acquisition, and the release of $14.6 million and $10.8 million of income tax reserves relating to continuing operations and discontinued operations, respectively, in the first nine months of 2004 which did not recur in the first nine months of 2005, all partially offset by an $8.3 million after-tax effect of the gain on sale of businesses in the first nine months of 2005.

Liquidity and Capital Resources

Cash Flows from Continuing Operating Activities

      Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $509.1 million during the nine months ended October 2, 2005 principally reflecting a net loss of $39.4 million and net operating investment adjustments of $490.9 million.

      The net operating investment adjustments principally reflect net purchases of trading securities and net settlements of trading derivatives, which were principally funded by proceeds from net sales of repurchase agreements and the net proceeds from securities sold short. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying condensed consolidated statements of cash flows. However, the net sales of repurchase agreements and the net proceeds from securities sold short are reported in continuing investing activities in the accompanying condensed consolidated statements of cash flows. The cash used by changes in operating assets and liabilities reflects an $11.1 million decrease in trade and other receivables primarily resulting from collections of asset management incentive fees receivable. Other adjustments were principally due to non-cash adjustments for depreciation and amortization of $23.2 million and minority interests in income of consolidated subsidiaries of $6.0 million, partially offset by a deferred tax benefit of $13.1 million and the classification of a gain on sale of businesses of $13.0 million as an investing activity.

      Excluding the effect of the net purchases of trading securities and net settlements of trading derivatives, which represent the discretionary investment of excess cash, our continuing operating activities used cash of $20.9 million in the first nine months of 2005. We expect positive cash flows from continuing operating activities for the fourth quarter of 2005, excluding the effect, if any, of net sales or purchases of trading securities, reflecting improved operating results before net non-cash charges since we do not expect certain significant charges related to the RTM Acquisition and a related debt refinancing (see "New Credit Agreement" below) to recur in the 2005 fourth quarter.

Working Capital and Capitalization

      Working capital, which equals current assets less current liabilities, was $365.9 million at October 2, 2005, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.3:1. Working capital at October 2, 2005 decreased $98.0 million from $463.9 million at January 2, 2005, primarily resulting from the excess of $94.6 million of current liabilities assumed over current assets acquired in the acquisition of RTM (see below).

      Our total capitalization at October 2, 2005 was $1,410.9 million, consisting of stockholders' equity of $406.0 million, long-term debt of $996.3 million, including current portion, and notes payable of $8.6 million. Our total capitalization at October 2, 2005 increased $608.8 million from $802.1 million at January 2, 2005 principally due to (1) the net increase in long-term debt, including current portion, of $512.6 million primarily due to the long-term debt assumed in the acquisition of RTM and the increase in long-term debt in connection with a refinancing of the Company's long-term debt and (2) the issuance from treasury of 9,684,000 shares of our Class B Common Stock for a portion of the purchase price for RTM with a fair value aggregating $145.3 million, partially offset by our net loss of $39.4 million.

RTM Acquisition

     On July 25, 2005, we completed the acquisition of substantially all of the equity interests or the assets of entities comprising RTM. RTM was the largest franchisee of Arby's restaurants with 775 Arby's in 22 states as of the date of acquisition. The total consideration in connection with the RTM Acquisition is currently estimated to be $369.5 million, subject to a post-closing adjustment, consisting of (1) $175.0 million in cash, (2) 9,684,000 shares of our class B common stock issued from treasury with a fair value of $145.3 million as of July 25, 2005 based on the closing price of our class B common stock on that date of $15.00 per share, (3) the payment of $21.8 million of debt, including related accrued interest and prepayment penalties, that was not an obligation of the entities included in the RTM Acquisition (4) the vested portion of stock options to purchase 774,000 shares of our class B common stock with a fair value of $4.1 million as of July 25, 2005, issued in exchange for existing RTM stock options and (5) $23.3 million of related estimated expenses. The total consideration represents $17.0 million for the settlement loss from unfavorable franchise rights and $352.5 million for the aggregate purchase price of RTM. The settlement loss is discussed above in "Results of Operations" - "Loss on Settlement of Unfavorable Franchise Rights." RTM's results of operations and cash flows subsequent to the July 25, 2005 date of the RTM Acquisition have been included in our condensed consolidated results of operations and cash flows.

New Credit Agreement

      In connection with the RTM Acquisition, we entered into a new credit agreement, which we refer to as the Credit Agreement, for our restaurant business segment. The Credit Agreement includes a senior secured term loan facility in the aggregate principal amount of $620.0 million, which we refer to as the Term Loan, of which $618.5 million is outstanding as of October 2, 2005 and a senior secured revolving credit facility of $100.0 million, none of which is outstanding. The proceeds of the Term Loan, together with other cash resources, were used to fund the $175.0 million cash portion of the purchase price for RTM and to refinance $268.4 million of then existing debt of our restaurant segment and $212.0 million of RTM debt. The $268.4 million of debt of our restaurant segment that was refinanced consisted of $198.1 million of insured non-recourse securitization notes, $67.4 million of leasehold notes, equipment notes and mortgage notes and $2.9 million of other mortgage notes. The Term Loan is due $1.6 million during the 2005 fourth quarter, $6.2 million in each of 2006 through 2010, $294.5 million in 2011 and $291.4 million in 2012. However, the Term Loan requires prepayments of principal amounts resulting from certain events and, beginning in 2007, from excess cash flow of the restaurant segment as determined under the Credit Agreement. The Term Loan bears interest at our option at either (1) LIBOR plus 2.00% or 2.25% depending on the leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal Funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio. However, in connection with the terms of the Credit Agreement, we entered into an interest rate swap agreement during the 2005 third quarter that fixed the LIBOR interest rate at 4.12% on $100.0 million of the outstanding principal amount until September 30, 2008 and subsequent to October 2, 2005 we entered into two additional interest rate swap agreements that fixed the LIBOR interest rate at 4.60% on $105.0 million of the outstanding principal amount until October 30, 2008. In addition, we incurred $13.3 million of estimated expenses related to the Credit Agreement which have been deferred and are being amortized as interest expense using the interest rate method over the life of the Term Loan.

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

Sale-Leaseback Obligations

      We have outstanding $145.1 million of sale-leaseback obligations as of October 2, 2005, which relate to RTM and are due through 2027, of which $0.3 million is due in the 2005 fourth quarter.

Capitalized Lease Obligations

      We have outstanding $40.5 million of capitalized lease obligations as of October 2, 2005, which principally relate to RTM and extend through 2030.

Other Long-Term Debt

      We have a secured bank term loan payable through 2008 with an outstanding principal amount of $9.4 million as of October 2, 2005. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $7.8 million as of October 2, 2005.

Notes Payable

      We have outstanding $8.6 million of notes payable as of October 2, 2005 which relate to Deerfield and are secured by short-term investments in preferred shares of CDOs with a carrying value of $15.2 million as of October 2, 2005. These notes must be repaid from a portion or all of the distributions on, or sales proceeds from, those investments and a portion of the total asset management fees received from the respective CDOs.

Revolving Credit Facilities

      Our $100.0 million revolving credit facility is currently fully available for borrowing.

Debt Repayments and Covenants

      Our total scheduled long-term debt and notes payable repayments during the 2005 fourth quarter, are $5.2 million consisting of $1.6 million under our Term Loan, $0.3 million relating to sale-leaseback obligations, $0.3 million relating to capitalized leases, $0.8 million under our secured bank term loan, $0.6 million under our secured promissory note and $1.6 million expected to be paid under our notes payable.

      Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting,
(2) require meeting certain leverage and interest coverage ratio tests, and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments,
(e) certain capital expenditures and (f) the payment of dividends to Triarc. We were in compliance with all of these covenants as of October 2, 2005.

Contractual Obligations

      The only significant changes to our contractual obligations since January 2, 2005, as disclosed in Item 7 of our 2004 Form 10-K, resulted from the RTM Acquisition on July 25, 2005 and our debt refinancing. The table below summarizes the increases and (decreases) to the expected payments under our contractual obligations as of January 2, 2005 resulting from the RTM Acquisition and our debt refinancing.


                                                                        Fiscal Years
                                                 -------------------------------------------------------
                                                    2005          2006-2007     2008-2009     After 2009         Total
                                                    ----          ---------     ---------     ----------         -----
                                                                     (In Millions)
       Long-term debt (a)........................$  (10.1)     $   (56.0)    $   (64.8)      $   482.5      $    351.6
       Sale-leaseback obligations (b)............     0.4            2.4           3.4            45.9            52.1
       Capitalized leases obligations (c)........     0.3            1.6           2.3            35.9            40.1
       Operating leases (d)......................    20.4           84.5          70.0           238.9           413.8
                                                 --------      ---------     ---------       ---------      ----------
         Total...................................$   11.0      $    32.5     $    10.9       $   803.2      $    857.6
                                                 ========      =========     =========       =========      ==========



(a) Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table, and interest.

(b) Excludes interest and residual value of land at end of lease term of $90.0 million.

(c)    Excludes interest.

(d) Represents the future minimum rental obligations including $8.4 million of unfavorable lease amounts we have provided and which will not be included in rent expense in future periods. In addition, these amounts have not been decreased by $70.5 million of related sublease rental receipts.

Guarantees and Commitments

      Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of October 2, 2005, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of October 2, 2005. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Either National Propane or AmeriGas Propane L.P., which we refer to as AmeriGas Propane, may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.1 million as of October 2, 2005, associated with the sale, prior to 2004, of our former propane business if National Propane required the repurchase.

      Triarc guaranteed mortgage notes payable through 2015 related to 355 restaurants we sold to RTM in 1997. As a result of our debt refinancing, on July 26, 2005 the mortgage notes were repaid and, accordingly, we no longer have the related guarantee. RTM also assumed substantially all of the associated lease obligations, although Arby's, LLC remained contingently liable if RTM did not make the required lease payments. As a result of the RTM Acquisition, we are now directly responsible for these lease obligations, which aggregated approximately $48.0 million as of October 2, 2005.

      Subsequent to October 2, 2005, we entered into an agreement with a finance company to provide $25 million of financing to support store-remodeling efforts of our franchisees. We are providing credit support for this program of up to $5 million in the aggregate by effectively guaranteeing the first $5 million of any potential losses to the finance company on funds advanced under the program. In order to borrow under the program, franchisees will be subject to review and approval by both the finance company and us. Franchisees must meet minimum capitalization requirements, agree to restrictions on changes in capitalization and provide periodic financial reporting to participate in the program.

Capital Expenditures

      Cash capital expenditures amounted to $13.8 million during the first nine months of 2005. We expect that cash capital expenditures will be approximately $23.0 million during the 2005 fourth quarter principally relating to (1) the opening of 21 new Company-owned restaurants and remodeling some of our existing restaurants, (2) leasehold improvements for the restaurant segment's recently leased corporate office facility and (3) maintenance capital expenditures for our Company-owned restaurants. We have $10.7 million of outstanding commitments for these capital expenditures as of October 2, 2005.

Investments and Potential Acquisitions

      In July 2004 we acquired a 25% equity interest, with a 14.3% general voting interest, in Jurlique, a privately held Australian skin and beauty products company, for $25.6 million, including expenses of $0.4 million. In July 2004 we paid $13.3 million, including expenses of $0.4 million, and in July 2005 we made the final payment of $12.3 million. On July 28, 2005, we made an additional investment in Jurlique of $4.5 million increasing our equity interest to 29.0%, with a 15.0% general voting interest. We are accounting for Jurlique under the cost method since our voting stock interest of 15.0% as of October 2, 2005, does not provide us the ability to exercise significant influence over Jurlique's operating and financial policies. In addition, in 2004 we entered into a put and call arrangement on a portion of our investment whereby we have limited the overall foreign currency risk of holding the investment through July 2007.

      As of October 2, 2005, we had $538.5 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $95.2 million invested in the Opportunities Fund and $4.8 million in DM Fund, LLC, which are both managed by Deerfield and consolidated by us and which we have agreed not to withdraw before October 4, 2006. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, a potential corporate restructuring as discussed above under "Introduction and Executive Overview," repurchases of Triarc common stock (see "Treasury Stock Purchases" below) and investments.

Dividends

     On March 15, 2005 and June 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share, respectively, and on September 15, 2005 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $15.9 million, including $1.2 million of dividends paid on our class A and class B common stock held in two deferred compensation trusts. On November 10, 2005, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, to holders of record on December 2, 2005 and payable on December 15, 2005. We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. Our total cash requirement for cash dividends for the 2005 fourth quarter, based on the number of our class A and class B common shares outstanding as of October 31, 2005, would be $6.6 million, including $0.4 million of dividends on our class A and class B common stock held in the two deferred compensation trusts.

Treasury Stock Purchases

      Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2006 up to a total of $50.0 million of our class A and class B common stock. However, due to the previously announced potential corporate restructuring, previously discussed above under "Introduction and Executive Overview," we expect to be precluded from repurchasing shares at certain times. We did not make any treasury stock purchases during the first nine months of 2005 and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

     Our consolidated cash requirements for continuing operations for the 2005 fourth quarter, exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) cash capital expenditures of approximately $23.0 million, (3) regular quarterly cash dividends aggregating approximately $6.6 million, (4) scheduled debt principal repayments aggregating $5.2 million and (5) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, (3) our $100.0 million revolving credit facility and (4) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Consolidation of Opportunities Fund

      We consolidate the Opportunities Fund since we currently have a majority voting interest of 77.9%. Our voting interest decreased from 95.2% at July 3, 2005 due to investments from third party investors during the 2005 third quarter and we continue to market the Opportunities Fund to other investors. Should the sales of equity interests in the Opportunities Fund result in us owning less than a majority voting interest, we would no longer consolidate the Opportunities Fund. However, no assurance can be given that this will occur. If this does occur, we will account for our investment in the Opportunities Fund under the equity method of accounting on a prospective basis from the date of deconsolidation.

Legal and Environmental Matters

      In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the Florida DEP for its review, after which it will reevaluate the need for additional assessment or remediation. Based on provisions made prior to 2004 of $1.7 million for those costs and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter. Through October 2, 2005, we have not received any further communication from the FDEP.

      In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, the plaintiffs filed a motion to dismiss the remaining class action lawsuit as moot, but maintaining the ability to seek recovery of their legal fees and expenses.

      In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.3 million as of October 2, 2005. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board, which we refer to as the FASB, ratified the consensus reached by the Emerging Issues Task Force on issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which we refer to as EITF 03-1. EITF 03-1 provides guidance on evaluating whether an investment is other-than-temporarily impaired. The recognition and measurement provisions of EITF 03-1, which were to be effective for periods beginning after June 15, 2004, were delayed by the FASB pending further guidance. During the period of delay, we will continue to evaluate our investments as required by existing authoritative guidance, including Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities." We do not expect that the recognition and measurement provisions of EITF 03-1 will have a significant effect on our consolidated financial position or results of operations if and when they become effective, since the principles we use to measure any other than temporary impairment losses are generally consistent with those proposed in EITF 03-1.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which we refer to as SFAS 123(R), which revises SFAS No. 123, "Accounting for Stock-Based
Compensation", which we refer to as SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which we refer to as APB 25. The requirements of SFAS 123(R) are similar to those of SFAS 123, except that SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for a grant of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award using an appropriate fair value option-pricing model. We currently use the intrinsic value method of measuring these grants under APB 25, which will no longer be an alternative to the fair value method under SFAS 123(R). In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that defers the required effective date of SFAS 123(R) for us to no later than our first fiscal quarter of 2006. Upon adoption of SFAS 123(R), we currently expect to use the modified prospective application method, which applies to new grants and to grants modified, repurchased, or cancelled after the effective date of SFAS 123(R). Under this method, the fair value of all grants vesting on or after the adoption date will be included in the determination of our results of operations. The total estimated compensation cost relating to nonvested grants that will be recognized commencing on January 1, 2006 is $17.9 million, which will be amortized to expense over the current vesting periods of the grants through our third fiscal quarter of 2008 assuming no changes are made to the current vesting. Any employee stock compensation grants on or after January 2, 2006 will be valued in accordance with SFAS 123(R). Although we are still evaluating the requirements of SFAS 123(R), we expect that the adoption of SFAS 123(R) will have a material effect on our consolidated results of operations and income (loss) per share.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", which we refer to as SFAS
154. SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual case when specific transition provisions are not provided by the accounting pronouncement. SFAS 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under SFAS 154, a change in the method of applying an accounting principle would also be considered a change in accounting principle. SFAS 154 is effective commencing with our first fiscal quarter of 2006. We presently do not believe that the adoption of SFAS 154 will have any immediate effect on our consolidated financial position or results of operations since we do not currently anticipate changing any accounting methods or principles except for the adoption of SFAS 123(R) which provides specific transition provisions.

      In July 2005, the FASB issued FASB Staff Position No. APB 18-1, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence," which we refer to as FSP 18-1. Under FSP 18-1 an investor's proportionate share of an investee's equity adjustments for other comprehensive income or loss should be offset against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in its results of operations. FSP 18-1 is effective commencing with our 2005 fourth quarter. We presently do not believe that the adoption of FSP 18-1 will have any immediate effect on our consolidated financial position or results of operations since we do not currently expect to lose significant influence over our equity method investments. Furthermore, should we lose significant influence over our equity method investments, since the proportional share of our investee's equity adjustments for other comprehensive loss is not significant and is significantly below the carrying value of those investments, the effect of adopting FSP 18-1 would not have a material effect on our consolidated financial position or results of operations.

      In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, "Accounting for Rental Costs during a Construction Period," which we refer to as FSP 13-1. FSP 13-1 addresses rental costs associated with land or building operating leases that are incurred during a construction period and address whether a lessee may capitalize such rental costs. FAS 13-1 requires that such rental costs be recognized as rental expense and not capitalized. FSP 13-1 is effective commencing with our first fiscal quarter of 2006. Currently, we are recognizing any such costs as rental expense and, accordingly, believe that the adoption of FSP 13-1 will not have any effect on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      This "Quantitative and Qualitative Disclosures about Market Risk" has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission and should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended January 2, 2005. Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk and our foreign currency risk.

      Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

      We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the nine months ended October 2, 2005.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of October 2, 2005, our notes payable and long-term debt, including current portion, aggregated approximately $1.0 billion and consisted of $627.9 million of variable-rate debt, $182.8 million of fixed-rate debt, $185.6 million of capitalized lease and sale-leaseback obligations and $8.6 million of variable-rate notes payable. We continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $9.4 million principal amount was outstanding as of October 2, 2005, which effectively establishes a fixed interest rate on this debt so long as the one-month London Interbank Offered Rate (LIBOR) is below 6.5%. In addition, in connection with our acquisition of RTM Restaurant Group on July 25, 2005, we borrowed $620.0 million under a new variable-rate seven-year senior secured term loan facility of which $618.5 million is outstanding as of October 2, 2005. We used a substantial portion of the term loan to refinance $268.4 million of our existing fixed-rate debt and $212.0 million of RTM debt that we assumed. The term loan currently bears interest at LIBOR plus 2.25%. In connection with the terms of the related credit agreement, we entered into an interest rate swap agreement during the three months ended October 2, 2005 that fixed the LIBOR interest rate at 4.12% on $100.0 million of the outstanding principal amount until September 30, 2008 and subsequent to October 2, 2005 we entered into two additional interest rate swap agreements that fixed the LIBOR interest rate at 4.60% on an additional $105.0 million of the outstanding principal amount until October 30, 2008. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying condensed consolidated balance sheet to the extent of the effectiveness of these hedges. Any ineffective portion of the change in fair value of these hedges, of which there was none significant in the period ended October 2, 2005, would be recorded in our results of operations. The fair value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty-one years. See below for a discussion of how we manage this risk. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.

Foreign Currency Risk

      We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first nine months of 2005. However, in July 2005 we paid the second half of the purchase price in Australian dollars for our 2004 investment in Jurlique International Pty Ltd., an Australian company, and settled a forward contract whereby we had fixed the exchange rate for payment of this liability. In addition, on July 28, 2005 we made an additional $4.5 million investment in Jurlique, thus increasing our exposure to foreign currency risk. Our existing put and call arrangement on a portion of our original cost related to this investment, whereby we have limited the overall foreign currency risk of holding the investment through July 5, 2007, does not relate to the additional $4.5 million investment.

Overall Market Risk

      We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We are continuing to adjust our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million to seed a new multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by a subsidiary of ours and is currently consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invests principally in various fixed income securities and their derivatives, as opportunities arise. Further, the Opportunities Fund employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase as well as the effective leverage represented by the notional amounts of its various derivatives. The investments of the
Opportunities Fund are subject to interest rate risk and the inherent credit risk related to the underlying creditworthiness of the various issuers. The Opportunities Fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategies. The Opportunities Fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests. As of October 2, 2005, the derivatives held in our short-term investment trading portfolios, principally through the Opportunities Fund, consisted of (1) credit default swaps, (2) bank loan total return swaps, (3) an option on an interest rate swap,
(4) options on foreign currency contracts and a foreign stock market index, (5) futures contracts relating to interest rates, foreign currencies and United States government debt securities and (6) forward contracts on foreign currencies. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

      We maintain investment holdings of various issuers, types and maturities. As of October 2, 2005 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...................................$     223,531
      Short-term investments.....................................................................      808,951
      Investment settlements receivable..........................................................      197,004
      Current and non-current restricted cash equivalents........................................      446,836
      Non-current investments....................................................................       89,826
                                                                                                 -------------
                                                                                                 $   1,766,148
                                                                                                 =============

      Certain liability positions related to investments:
         Investment settlements payable..........................................................$    (176,739)
         Securities sold under agreements to repurchase .........................................     (497,633)
         Securities sold with an obligation to purchase included in "Other liability positions
             related to short-term investments"..................................................     (537,267)
         Derivatives held in trading portfolios in liability positions included in "Other
             liability positions related to short-term investments"..............................       (1,796)
                                                                                                 -------------
                                                                                                 $  (1,213,435)
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

      At October 2, 2005 our investments were classified in the following general types or categories (in thousands):

                                                                                            Carrying Value
                                                                         At Fair       ----------------------
                         Type                             At Cost       Value (d)      Amount         Percent
                         ----                             -------       --------       ------         -------

      Cash equivalents (a)............................$   223,531     $   223,531    $   223,531       13%
      Investment settlements receivable (b)...........    197,004         197,004        197,004       11%
      Restricted cash equivalents.....................    446,836         446,836        446,836       25%
      Investments accounted for as:
           Available-for-sale securities (c)..........    119,239         127,355        127,355        7%
           Trading securities.........................    626,365         632,592        632,592       36%
           Trading derivatives........................        745           3,271          3,271       --%
      Securities purchased under agreements to resell.     23,640          23,677         23,677        2%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     21,501          29,485         21,501        1%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....     23,511          36,722         23,511        2%
      Other current and non-current investments
        accounted for at:
           Cost.......................................     40,659          45,139         40,659        2%
           Equity.....................................     14,602          35,234         19,820        1%
           Fair value ................................      6,391           6,391          6,391       --%
                                                      -----------     -----------    -----------      ----
      Total cash equivalents and long investment
        positions.....................................$ 1,744,024     $ 1,807,237    $ 1,766,148      100%
                                                      ===========     ===========    ===========      ====

      Certain liability positions related to
        investments:
           Investment settlements payable (b).........$  (176,739)    $  (176,739)   $  (176,739)    N/A
           Securities sold under agreements to
              repurchase..............................   (496,552)       (497,633)      (497,633)    N/A
           Securities sold with an obligation to
              purchase................................   (529,756)       (537,267)      (537,267)    N/A
           Derivatives held in trading portfolios in
              liability positions.....................         --          (1,796)        (1,796)    N/A
                                                      -----------     -----------    -----------
                                                      $(1,203,047)    $(1,213,435)   $(1,213,435)
                                                      ===========     ===========    ===========

(a) Includes $6,280,000 of cash equivalents held in deferred compensation trusts.

(b) Represents unsettled security trades as of October 2, 2005 principally in the Opportunities Fund.

(c) Includes $15,180,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $8,619,000.

(d) There can be no assurance that we would be able to sell certain of these investments at these amounts.

      Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss, or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in (1) a public company and (2) a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options in the real estate investment trust that we manage, which we received as stock-based compensation and account for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

      For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at October 2, 2005 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

      The following tables reflect the estimated market risk exposure as of October 2, 2005 based upon assumed immediate adverse effects as noted below (in thousands):


Trading Purposes:

                                                                      Carrying    Interest     Equity        Foreign
                                                                        Value     Rate Risk  Price Risk   Currency Risk
                                                                      --------    ---------  ----------   -------------
   Equity securities...............................................  $  11,704    $    (15)   $  (1,170)  $         --
   Debt securities.................................................    620,888     (17,316)          --             --
   Trading derivatives in asset positions..........................      3,271        (844)        (266)          (384)
   Trading derivatives in liability positions......................     (1,796)        (46)          --            (61)

      The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at October 2, 2005, with all other variables held constant.

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

Other Than Trading Purposes:

                                                            Carrying        Interest          Equity            Foreign
                                                              Value         Rate Risk       Price Risk       Currency Risk
                                                              -----         ---------       ----------       -------------
      Cash equivalents....................................$   223,531    $      (6)       $      --         $    --
      Investment settlements receivable...................    197,004           --               --              --
      Restricted cash equivalents.........................    446,836           (7)              --              --
      Available-for-sale equity securities................     44,974           --           (4,497)             --
      Available-for-sale asset-backed securities..........     25,699       (2,184)              --              --
      Available-for-sale preferred shares of CDOs.........     20,611       (1,008)              --              --
      Available-for-sale United States government and
         government agency debt securities................     12,697          (50)              --              --
      Available-for-sale commercial paper.................     10,858          (21)              --              --
      Available-for-sale debt mutual fund.................      8,744         (219)              --              --
      Available-for-sale corporate debt securities, other
         than commercial paper............................      3,772         (132)              --              --
      Securities purchased under agreements to resell.....     23,677          (58)              --              --
      Investment in Jurlique..............................     30,164           --           (3,016)         (1,696)
      Other investments...................................     81,718       (1,665)          (5,773)            (42)
      Interest rate swap in an asset position.............      1,114       (2,606)              --              --
      Foreign currency put and call arrangement in a net
         liability position...............................       (605)          --               --          (1,211)
      Investment settlements payable......................   (176,739)          --               --              --
      Securities sold under agreements to repurchase......   (497,633)        (152)              --              --
      Securities sold with an obligation to purchase......   (537,267)     (16,722)          (1,067)             --
      Notes payable and long-term debt, excluding
         capitalized lease and sale-leaseback obligations.   (819,259)     (36,195)              --              --
      Interest rate swap agreement in a payable position..        (27)        (118)              --              --


      The sensitivity analysis of financial instruments held at October 2, 2005 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at October 2, 2005, with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

      Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                                        Range            Weighted Average
                                                                                        -----            ----------------
      Cash equivalents (other than money market funds
         and interest-bearing brokerage and bank accounts
         and securities purchased under agreements to resell)...................  7 days - 65 days            23 days
      Restricted cash equivalents...............................................  24 days - 27 days           27 days
      Asset-backed securities...................................................2 1/2 years - 31 years    8 1/2 years
      CDOs underlying preferred shares..........................................  2 years - 7 1/2 years   4 1/2 years
      United States government and government agency debt
         securities.............................................................  1 month - 1 year       4 3/4 months
      Commercial paper..........................................................24 days - 4 3/4 months   2 1/3 months
      Debt mutual fund..........................................................  1 day - 35 years        2 1/2 years
      Corporate debt securities, other than commercial paper....................     3 1/2 years          3 1/2 years
      Debt securities included in other investments (principally held by investment limited partnerships and similar
         investment entities)...................................................         (a)                 10 years

(a) Information is not available for the underlying debt investments of these entities.

      The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $214.6 million and $437.5 million, respectively, of mutual fund and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

      The interest rate risk presented with respect to our securities purchased under agreements to resell, securities sold under agreements to repurchase and securities sold with an obligation to repurchase, which are all financial instruments held almost entirely by the Opportunities Fund, represents the potential impact an adverse change in interest rates of one percentage point would have on the fair value of those respective instruments and on our financial position and results of operations. The securities purchased under agreements to resell and the securities sold under agreements to repurchase, although bearing fixed rates, have short maturities ranging from overnight for most of the securities sold under agreements to repurchase to 105 days for the securities purchased under agreements to resell, which significantly limit the effect of a change in interest rates on the respective fair values of these instruments. The securities sold with an obligation to repurchase represent $526.6 million of fixed income securities, with a weighted-average remaining maturity of 8 1/3 years, and $10.7 million of equity securities. The adverse effects on the fair value of the respective instruments were determined based on market standard pricing models applicable to those particular instruments which consider variables such as coupon rate and frequency, maturity date(s), yield and prepayment assumptions.

      The interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations and therefore relates only to our $636.5 million of variable-rate notes payable and long-term debt outstanding as of October 2, 2005 which had a weighted average remaining maturity of approximately six years and not our fixed rate debt as discussed below. However, as discussed above under "Interest Rate Risk," we have two interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $100.0 million for which we designated an interest rate swap agreement as a cash flow hedge for the term of the swap agreement. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We previously presented interest rate risk with respect to our notes payable and long-term debt based on the potential impact a decrease in interest rates of one percentage point would have on the fair value of our fixed-rate debt, which represented the majority of our long-term debt prior to the acquisition of RTM in July 2005. We still have $182.8 million of fixed-rate debt as of October 2, 2005 for which a potential impact of a decrease in interest rates of one percentage point would have a negative impact of $10.2 million on the fair value of such debt, which is not reflected in the table above since a majority of our debt is now variable-rate debt for which interest rate risk is calculated based on the potential effect on our results of operations.

      The foreign currency risk presented for our investment in Jurlique as of October 2, 2005 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique's operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of each of these respective financial instruments and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments held since January 2, 2005 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. The analysis also assumed that the decrease in the equity markets and the change in foreign currency were other than temporary with respect to these investments. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

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

Change in Internal Control Over Financial Reporting

          As a result of our acquisition of the RTM Restaurant Group ("RTM") in the third quarter of fiscal 2005 (see Part II, Item 5 below), we incorporated internal controls over financial reporting to include consolidation of RTM's results of operations, as well as acquisition related accounting and disclosures. There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

          This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company"), and those statements preceded by, followed by, or that include the words "may," "believes," "plans," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

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

o    adverse  economic   conditions,   including  high  unemployment  rates,  in
     geographic   regions   that   contain  a  high   concentration   of  Arby's
     restraurants;

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

o    the  impact  of  general  economic   conditions  on  consumer  spending  or
     securities investing, including a slower consumer economy, rising energy and gasoline prices and the effects of war or terrorist activities;

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

Item 1.  Legal Proceedings

          As discussed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "Form 10-K"), in 1998 a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named Triarc, Messrs. Nelson Peltz, our Chairman and Chief Executive Officer and a director of Triarc, and Peter W. May, our President and Chief Operating Officer and a director of Triarc, and the other then directors of Triarc as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our Class A Common Stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, plaintiffs filed a motion asking the court to dismiss the action as moot, but to retain jurisdiction for the limited purpose of considering a subsequent application by plaintiffs for legal fees and expenses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2005:

                     Issuer Repurchases of Equity Securities

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                              Total Number of       Average Price Paid Per     Publicly Announced Plan     May Yet Be Purchased
         Period            Shares Purchased (1)             Share                        (1)                Under the Plan (2)
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
      July 4, 2005               1 Class A             $16.00 (Class A)               1 Class A                $49,999,954
         through            2 Class B, Series 1   $14.87 (Class B, Series 1)     2 Class B, Series 1
      July 31, 2005
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
     August 1, 2005
         through                    ---                      ---                         ---                   $49,999,954
     August 28, 2005
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
     August 29, 2005
         through                    ---                      ---                         ---                   $49,999,954
     October 2, 2005
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
          Total                  1 Class A             $16.00 (Class A)               1 Class A                $49,999,954
                            2 Class B, Series 1   $14.87 (Class B, Series 1)     2 Class B, Series 1
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------

(1) On December 16, 2004, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2006 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock. During the third fiscal quarter of 2005, we repurchased one share of Class A Common Stock and two shares of Class B Common Stock, Series 1.

Item 5.  Other Information.

RTM Acquisition

          As previously reported, on July 25, 2005, the Company completed its acquisition of RTM Restaurant Group ("RTM"). RTM is the largest Arby's(R) franchisee, with 775 Arby's restaurants in 22 states. The Company, through its subsidiaries, is the franchisor of the Arby's restaurant system and, as a result of the transaction, is the owner and operator of over 1,000 Arby's restaurants located in the United States.

          Total consideration in the RTM acquisition consisted of $175 million in cash, subject to post closing adjustment, plus approximately 9.7 million shares of the Company's Class B Common Stock, Series 1, and options to purchase approximately 774,000 shares of the Company's Class B Common Stock, Series 1 (weighted average exercise price of $8.92), which were issued in replacement of existing RTM stock options. The combined value of the shares and options issued by the Company in connection with the RTM acquisition was approximately $150 million, based on a closing price of $15.00 per share on July 25, 2005. In connection with the RTM acquisition, Arby's Restaurant Group, Inc. ("ARG"), a wholly owned subsidiary of the Company, also assumed approximately $400 million of RTM net debt, including approximately $180 million of RTM capitalized lease and financing obligations.

          The Company provided $135 million in cash to fund the acquisition. ARG funded the remaining cash needed to complete the acquisition, including transaction costs, and refinanced substantially all of its and RTM's existing indebtedness, with the proceeds from a new $720 million credit facility (consisting of a $620 million senior term loan B facility and a $100 million senior revolving credit facility, with a $30 million subfacility for letters of credit). This refinancing included the repayment of approximately $234 million of RTM third-party debt and approximately $71 million of ARG third-party debt as well as the defeasance of the Arby's Franchise Trust, 7.44% insured non-recourse securitization notes (total principal amount of $198 million), which was redeemed in full on August 22, 2005, and the payment of related prepayment penalties.

Potential Corporate Restructuring

     The Company is continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off of the Company's asset management operations to the Company's shareholders. Options for the Company's other non-restaurant assets are also under review and could include the allocation of these other assets between the Company's two businesses and/or a special dividend or distribution to shareholders. The goal of the restructuring would be to enhance value to the Company's shareholders by allowing them to hold shares in two industry-specific public companies thereby potentially unlocking the value of both independently-managed businesses. There can be no assurance that the corporate restructuring will occur or the terms or timing of such restructuring if it does occur. As of the date hereof, the Company's Board of Directors has not reached any definitive conclusions concerning the scope, benefits or timing of the corporate restructuring.

          If the corporate restructuring is completed, following a transition period, it is currently anticipated that Arby's would be led by its current President and Chief Executive Officer, Douglas N. Benham, and the Arby's management team, and that Deerfield & Company would be led by its current Chairman and Chief Executive Officer, Gregory H. Sachs, and the Deerfield management team. In addition, Nelson Peltz and Peter W. May, currently Triarc's Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, who together beneficially owned an aggregate of approximately 30.9% of the shares of Triarc's Class A Common Stock and Class B Common Stock, Series 1, as of November 1, 2005, would continue to be large shareholders and directors of the two new public companies. It is also currently anticipated that Messrs. Peltz and May would be Chairman and Vice Chairman, respectively, of Arby's, that Mr. Peltz would continue in his role as Chairman of Deerfield Triarc Capital Corp. ("DTCC"), a publicly traded mortgage REIT managed by Deerfield Capital Management LLC ("Deerfield"), an indirect majority-owned subsidiary of the Company, and that Messrs. Peltz and May and Triarc's current Vice Chairman, Edward P. Garden, would continue in their roles on the DTCC investment committee.

          On November 1, 2005, Nelson Peltz and Peter May (the "Executives") and the Company's Vice Chairman (collectively, the "Principals") started a series of equity investment funds (the "Funds") that are separate and distinct from the Company and that are being managed by the Principals and other senior officers of the Company (the "Employees") through a management company (the "Management Company") formed by the Principals.

          The Company has committed to invest $75,000,000 in an account to be managed by the Management Company that will co-invest substantially in parallel with the Funds (subject to legal, tax or regulatory constraints). The Principals and certain Employees have invested in the Funds and certain Employees may invest in the Funds or in an account to be managed by the Management Company. The Management Company has agreed not to charge the Company, the Principals or the Employees any management fees with respect to their investments. Further, the Principals and the Employees will not pay any incentive fees while the Company will pay no incentive fees for the first two years and, thereafter, will pay lower incentive fees than those generally charged to other investors in the Funds. The Company will be entitled to withdraw its investment on the same terms as the Principals. A special committee comprised of independent members of the Company's Board of Directors (the "Special Committee") unanimously recommended the Company's investment on these terms to the Executive Committee of the Company's Board of Directors, which in turn unanimously approved such investment, with the Executives abstaining from the vote.

          The Principals and Employees continue to serve as officers of, and be compensated by, the Company. The Company is making available the services of the Principals and the Employees, as well as certain support services, to the Management Company. The extent and length of time that these management services will be provided and the amount and/or timing of any reimbursement of the costs that the Company incurs for the allocable portion of these services has not yet been determined. The Special Committee is reviewing and considering these arrangements.

Equity Arrangements

          On November 10, 2005, the Compensation Committee of the Board of Directors of the Company unanimously approved certain equity arrangements pursuant to which the Company's management was authorized to subscribe for equity interests in the Company's holdings of Deerfield & Company LLC ("Deerfield") and Jurlique International Pty Ltd. ("Jurlique"). The terms and conditions of such awards are set forth in (i) an Amended and Restated Limited Liability Company Agreement (the "Deerfield LLC Agreement") of Triarc Deerfield Holdings, LLC ("Triarc Deerfield Holdco"), which is the entity through which the Company owns equity interests in Deerfield, (ii) an Amended and Restated Limited Liability Company Agreement (the "Jurl LLC Agreement") of Jurl Holdings, LLC ("Jurl Holdco"), which is the entity through which the Company owns equity interests in Jurlique and (iii) subscription agreements to be entered into with respect to each such award. Except as set forth below, the Deerfield LLC Agreement and the Jurl LLC Agreement are substantially identical in all material respects. Set forth below are brief descriptions of the material terms and conditions of these agreements. The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the actual agreements which are being filed as exhibits to this filing.

          Members of the Company's senior management team, including Nelson Peltz, Peter W. May, Edward P. Garden, Brian L. Schorr and Francis T. McCarron (collectively, the "Executive Recipients"), along with other members of management (collectively, such additional members, along with the Executive Recipients, are referred to as the "Management Employees"), are eligible to subscribe for the equity interests. Pursuant to the Deerfield LLC Agreement and the Jurl LLC Agreement, each Management Employee who subscribes will be issued membership units in Triarc Deerfield Holdco and Jurl Holdco, respectively (the "Class B Units"), which entitle such holder to participate more directly in the appreciation of the Company's ownership interests in Deerfield and Jurlique, respectively.

          The Class B Units are divided into two parts, (i) a capital interest portion, reflecting the capital contributions made by each Management Employee to subscribe for his or her Class B Units, and (ii) a profits interest portion, which reflects a holder's right to share, in the aggregate, up to 15% of the net income generated by Deerfield or Jurlique (subject to a 8% preferred return to the Company) and up to 15% of any investment gain derived from the sale of any or all of the equity interests in Deerfield or Jurlique that are owned by the Company (subject to a return of the Company's invested capital and a preferred return of 8%). However, in the case of the Company's interest in Deerfield, if the Company contributes additional capital to Triarc Deerfield Holdco to fund the purchase or redemption of membership interests in Deerfield that are held by third parties, the Class B Units do not share in any net income that is attributable to, or any appreciation of, the additional Deerfield interests that are so acquired. Subject to the preceding sentence, the Executive Recipients will be entitled to share in the following percentages of the net income and investment gain generated by Deerfield or Jurlique (subject to a return of the Company's invested capital and preferred return): (A) Deerfield: Peltz - 5.1%, May - 1.875%; Garden - 4.65%, Schorr -1.35%; and McCarron - 1.05%; and (B)
Jurlique: Peltz - 6.75%; May - 2.55%; Garden - 2.25%; Schorr - 1.35%; and McCarron - 1.05%.

          As long as a Triarc Change of Control (as defined below) has not occurred, 25% of any net after-tax distributions otherwise payable to the Management Employees will be retained by the Company and distributed on the second anniversary of the date such amounts have been retained as long as there have not been any write downs of the equity interests held by the Company in Deerfield or Jurlique, as the case may be. All or a portion of such retained amounts will be distributed to the Company if there has been a write down relating to the investment by the Company in Deerfield or Jurlique, as the case may be. In addition, upon a Triarc Change of Control, all retained amounts will be distributed to the Management Employees. A "Triarc Change of Control" means
(i) the acquisition by any person or entity (other than the Executives and their affiliates) of beneficial ownership, directly or indirectly, of more than 50% of the combined voting power of the Company's outstanding securities entitled to vote generally in the election of directors or (ii) a majority of the directors of the Company being individuals who are not nominated by the Company's board.

          Following a liquidation of Triarc Deerfield Holdco or Jurl Holdco, as the case may be, a sale of all or substantially all of the Company's interest in Deerfield or Jurlique or a Restructuring Event (as defined below), Management Employees who have received aggregate distributions in excess of the amounts that they would otherwise have been entitled to, are required to refund the overage to the Company. Any retained amounts described in the preceding paragraph will be applied against this giveback obligation. The giveback obligation of the Management Employees is reduced over time depending on when such obligation arises. The giveback obligation is as follows: (i) prior to February 15, 2011, 100%; (ii) on or after February 15, 2011 to and including February 14, 2012, 66-2/3%; (iii) on or after February 15, 2012 and to and including February 14, 2013, 33-1/3%; and (iv) on or after February 15, 2013, 0%.

          Pursuant to the subscription agreements to be entered into by each Management Employee and Triarc Deerfield Holdco and Jurl Holdco, as the case may be, with respect to the issuance of Class B Units, the profits interest portion of the Class B Units is subject to a three-year vesting schedule, vesting one-third on each of February 15, 2006, February 15, 2007 and February 15, 2008. Vesting will be accelerated to 100% upon the occurrence of a Restructuring Event or a Triarc Change of Control. If a Management Employee resigns from the Company and its subsidiaries, then he or she will forfeit the unvested profits interest portion of his or her Class B Units, except that if such resignation occurs on or prior to the third anniversary of the acquisition by the Company of Deerfield or Jurlique, as the case may be, such Management Employee will only be entitled to 50% of the vested profits interest portion of his or her Class B Units. If a Management Employee is terminated for cause, he or she will forfeit all of the profits interest portion of his or her Class B Units, vested or unvested. If a Management Employee dies, suffers a permanent disability, is terminated without cause or is otherwise constructively terminated, he or she will be entitled to the vested profits interest portion of his or her Class B Units.

          On the fifth, seventh and eighth anniversary of the date of the acquisition of the equity interests in Deerfield or Jurlique, the Company will conduct a fair market valuation of its interest in these companies. Based on the valuations, each Management Employee has the right to require the Company to purchase from such Management Employee (i) in the case of the fifth year valuation, up to 50% of the vested profits interest portion of his or her Class B Units, as long as such Units have been held for more than two years, (ii) in the case of the seventh year valuation, (taking into account any Units sold following the fifth year valuation) up to 75% of the vested profits interest portion of his or her Class B Units, as long as such Units have been held for more than two years, and (iii) in the case of the eighth year valuation, all of such Management Employee's vested Class B Units (both the capital interest and the profits interest portions), as long as such Units have been held for more than two years. The purchase price will be based on the valuation made in the applicable year, as if the equity interests in Deerfield or Jurlique, as the case may be, were sold by the Company for an amount equal to such valuation and the distributions that would be received by members of Triarc Deerfield Holdco or Jurl Holdco, as applicable, assuming a hypothetical liquidation of the holding company on a fair market value basis. Payment may be made by the Company, at its election, in cash or in a combination of cash and a two year interest bearing promissory note.

          If the Company wishes to transfer 15% or more of its membership interests in Triarc Deerfield Holdco or Jurl Holdco to any third party, then each Management Employee is entitled to tag along rights. If the Company wishes to transfer at least 80% of its membership interests in Triarc Deerfield Holdco or Jurl Holdco to any third party, then the Company has the right to require the Management Employees to transfer a pro rata portion of their Class B Units to the third party purchaser.

          If the Company decides to spin off or otherwise restructure Deerfield or Jurlique, as the case may be, with the ultimate objective of distributing to the stockholders of the Company the economic benefit of 85% or more of the equity interests in such companies that are represented by the Company's membership interests in the respective holding companies (a "Restructuring Event"), the Class B Units will be converted into the equity securities of the entity that is formed to effect the restructuring and the profits interest portion of the Units will be automatically extinguished. Such conversion will be based on the Company's good faith estimate of the fair market value of the new entity and the distributions that would be made by Triarc Deerfield Holdco or Jurl Holdco, as the case may be, assuming a hypothetical liquidation of such holding company on a fair market value basis and the application of any giveback obligation.

          If a Management Employee ceases to be employed by the Company or any of its subsidiaries or a Triarc Trigger Event occurs (as defined below), the Company has the right to require the Management Employee to sell the capital interest portion and the vested profits interest portion of his or her Class B Units to the Company at their fair market value. Payment may be made by the Company, at its election, in cash or in a combination of cash and a two-year interest bearing promissory note. A "Triarc Trigger Event" means (i) the acquisition by any person or entity of beneficial ownership, directly or indirectly, of more than 35% of the combined voting power of the Company's outstanding securities entitled to vote generally in the election of directors, provided that the Executives and their affiliates beneficially own, directly or indirectly, less than 30% of the combined voting power of the Company's outstanding securities entitled to vote generally in the election of directors,
(ii) a majority of the directors of the Company being individuals who are not nominated by the Company's board, (iii) a liquidation or dissolution of the Company, or (iv) the merger or consolidation of the Company with another person or entity or the sale of all or substantially all of the assets of the Company (other than to the Executives or any of their affiliates), provided that in the case of a merger or consolidation, the Company's shareholders do not receive securities representing at least a majority of the combined voting power of the surviving person or entity.

          If a Management Employee ceases to be employed by the Company or its affiliates, he or she has the right to require the Company to purchase the capital interest portion of his or her Class B Units for a cash purchase price at fair market value, except that if the Management Employee is terminated for cause, then the purchase price will be the lower of cost and fair market value.

Item 6.  Exhibits.

2.1 Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to
     Exhibit 2.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.2 First Amendment to Membership Interest Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc. Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.4 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.3 First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
     2.6 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

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

10.1 Credit Agreement, dated as of July 25, 2005, among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.2 Employment Agreement, dated July 25, 2005, by and between Douglas N. Benham and Arby's Restaurant Group, Inc., incorporated herein by reference to
     Exhibit 10.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.3 Investment Management Agreement dated as of November 14, 2005 between TCMG-MA, LLC and Trian Fund Management, L.P.*

10.4 Amended and Restated Limited Liability Company Agreement of Jurl Holdings, LLC dated as of November 10, 2005 by and among Triarc Acquisition, LLC and the Class B members party thereto. *

10.5 Amended and Restated Limited Liability Company Agreement of Triarc Deerfield Holdings, LLC dated as of November 10, 2005 by and among Triarc Companies, Inc., Madison West Associates Corp. and the Class B members party thereto. *

10.6 Form of Triarc Deerfield Holdings, LLC Class B Unit Subscription Agreement*

10.7 Form of Jurl Holdings, LLC Class B Unit Subscription Agreement*

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

                                             TRIARC COMPANIES, INC.
                                             Registrant)


Date:  November 14, 2005                     By: /s/FRANCIS T. MCCARRON
                                                  ------------------------------
                                                  Francis T. McCarron
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (On behalf of the Company)


Date:  November 14, 2005                     By:  /s/FRED H. SCHAEFER
                                                  ------------------------------
                                                  Fred H. Schaefer
                                                  Senior Vice President and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index
Exhibit
  No.                      Description
-------                     -----------

2.1 Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to
     Exhibit 2.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.2 First Amendment to Membership Interest Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc. Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.4 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.3 First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
     2.6 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

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

10.1 Credit Agreement, dated as of July 25, 2005, among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.2 Employment Agreement, dated July 25, 2005, by and between Douglas N. Benham and Arby's Restaurant Group, Inc., incorporated herein by reference to
     Exhibit 10.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.3 Investment Management Agreement dated as of November 14, 2005 between TCMG-MA, LLC and Trian Fund Management, L.P. *

10.4 Amended and Restated Limited Liability Company Agreement of Jurl Holdings, LLC dated as of November 10, 2005 by and among Triarc Acquisition, LLC and the Class B members party thereto. *

10.5 Amended and Restated Limited Liability Company Agreement of Triarc Deerfield Holdings, LLC dated as of November 10, 2005 by and among Triarc Companies, Inc, Madison West Associates Corp. and the Class B members party thereto. *

10.6 Form of Triarc Deerfield Holdings, LLC Class B Unit Subscription Agreement*

10.7 Form of Jurl Holdings, LLC Class B Unit Subscription Agreement*

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

                                                                    Exhibit 10.3

                         INVESTMENT MANAGEMENT AGREEMENT

                    This Investment Management Agreement ("Agreement") between TCMG-MA, LLC (the "Investor") and Trian fund Management, L.P., a Delaware limited partnership (the "Investment Manager"), is entered into as of the 14th day of November, 2005.

                    WHEREAS, the Investment Manager serves as (i) the management company for Trian Partners, L.P. (the "US Fund"), Trian Partners, Ltd. (the "Offshore Fund"), Trian Partners Master Fund, L.P. (the "Offshore Master Fund"), Trian Partners (Non-ERISA), Ltd. (the "Non-ERISA Fund") and Trian Partners Master Fund (Non-ERISA), L.P. (the "Non-ERISA Master Fund", and collectively, the "Funds"); and (ii) the investment manager of Trian Partners Parallel Fund I, L.P. ("Account I") and such other investment vehicles and managed accounts formed to invest substantially in parallel with the Funds, subject to tax and regulatory considerations ("Parallel Vehicles" and, together with the Funds and Account I, the "Other Accounts"); and

                    WHEREAS, the Investor desires to retain the Investment Manager, of which Mr. Nelson Peltz, Mr. Peter May and Mr. Edward Garden (the "Principals") serve as officers and portfolio managers, to act as discretionary investment manager with respect to the Account (as defined below) and the Investment Manager desires to be so retained.

                    In consideration of the mutual covenants contained herein, the parties hereto agree as follows:

                    1. The Investor hereby appoints the Investment Manager as its discretionary investment manager with respect to the Account, and the Investment Manager hereby accepts such appointment, pursuant to the provisions of this Agreement. The "Account" shall mean a separate investment account of, and in the name of, the Investor comprised of all of the cash and assets held by the Custodians (as defined below) plus any investments, reinvestments and proceeds of the sale thereof, including without limitation, all dividends and interest on investments, and all appreciation thereof, net of withdrawals therefrom.

                    2. The Investor hereby commits to invest an amount equal to $75 million in the Account (such amount, the "Capital Commitment"). The Investor will be required to contribute the entire Capital Commitment to the Account on or about December 1, 2005 (the "Contribution Date").

                    3. (a) The Investor acknowledges and agrees that the Account will be invested substantially in parallel with the Other Accounts (subject to legal, tax or regulatory constraints) and that in investing the assets of the Account the Investment Manager will follow an investment strategy ("Investment Strategy") substantially similar to the investment strategy of the U.S. Fund (as previously provided to the Investor).

                         (b) In  furtherance  of  the  foregoing,  the  Investor
acknowledges that the Investment Manager may invest the assets of the Account, on margin or otherwise, in securities and other financial instruments of United States and non-United States entities, including, without limitation: capital stock; preferred stock; shares of beneficial interest; partnership interests and similar financial instruments; bonds, bank debt and other fixed income investments, notes and debentures (whether subordinated, convertible or otherwise); currencies; commodities; interest rate, currency, commodity, equity and other derivative products (including, without limitation: (i) futures contracts (and options thereon) relating to stock indicies, currencies, United States government securities and securities of foreign governments, other financial instruments and all other commodities, (ii) swaps, options, warrants, repurchase agreements, reverse repurchase agreements, caps collars, floors and forward rate agreements, (iii) spot and forward currency transactions and (iv) agreements relating to or securing such transactions); equipment lease certificates; equipment trust certificates; loans; accounts and notes receivable and payable held by trade or other creditors; bankruptcy and trade claims; contract and other claims; executory contracts; participations; mutual funds; money market funds and other cash equivalents; obligations of the United States or any state thereof, foreign governments and instrumentalities of any of them; commercial paper; certificates of deposit; bankers' acceptances; trust receipts; investments in other physical assets; private equity and debt transactions and other obligations and instruments or evidences of indebtedness of whatever kind or nature, in each case, of any person, corporation, government or other entity whatsoever, whether or not publicly traded or readily marketable (all such items being called herein a "Security" or "Securities"), and to sell Securities short and cover such sales. The Investor further acknowledges and agrees that the Investment Manager shall not invest more than 40% of the net asset value of the Account in non-U.S. Securities.

                         (c) The investor  acknowledges  that the  Account,  the
U.S. Fund, the Offshore Master Fund, the Non-ERISA Master Fund and Parallel Vehicles (collectively, the "ROFR Investors") shall have a right of first refusal ("ROFR") with respect to their respective pro rata shares (as determined by the Investment Manager) of all investment opportunities presented to the Account or to the Principals that meet the investment objective of the Account; provided, that such right shall not extend to: (i) investments in excess of 50% of the outstanding voting securities of businesses relating to the quick service restaurant industry (as long as (x) Triarc Companies, Inc. ("Triarc") continues to control the outstanding equity interests of businesses in such industry, (y) one or more of the Principals serves as a director of Triarc, and (z) the Principals directly or indirectly own in the aggregate in excess of 10% of Triarc's common equity); (ii) investments presented to members of the Investment Manager's investment team in their individual capacities as directors of corporations or under other similar circumstances where pre-existing fiduciary duties apply; or (iii) investments below $15 million, all of which investments described in clauses (i)-(iii) may, at the option of the Principals, be offered to the Account (provided that the ROFR shall apply to any such investment referred to in clauses (i) and (ii) above that is rejected by such corporation or other fiduciary entity).

                    4. The Investor acknowledges and agrees that assets of the Account shall be valued for purposes of determining the Performance Fee (as defined below) as follows:

                         (a) Securities that are listed on a securities exchange
shall be valued at their last sales prices on the date of determination on the primary securities exchange on which such Securities shall have traded on such date (or, in the event that the date of determination is not a date upon which a securities exchange was open for trading, on the last prior date on which such securities exchange was so open not more than 10 days prior to the date of determination). Securities that are not listed on an exchange but are traded over-the-counter shall be valued at the mean between the last "bid" and "asked" price for such security on such date, unless included in the NASDAQ National Market System, in which case they shall be valued based upon their last sales prices (if such prices are available); provided that, if the last sales price of a Security does not fall between the last "bid" and "asked" price for such Security on such date, then the Investment Manager shall value such Security at the mean between the last "bid" and "asked" price for such Security on such date. Securities not denominated in U.S. dollars shall be translated into U.S. dollars at prevailing exchange rates as the Investment Manager may determine in good faith. Assets held in a Segregated Sub-Account (as defined below) will be valued: (i) in the case of investments in Securities that are listed on a securities exchange or traded over-the-counter, in the manner describe above as of the last day of the immediately preceding quarter; and (ii) in the case of all other investments, at cost (any such valuation pursuant to clauses (i) and (ii) above, a "Value"). Securities that are difficult to value, including illiquid Securities of the type referred to in clause (i) above, will be valued as the Investment Manager may determine in good faith.

                         (b) All other assets of the Account  (except  goodwill,
which shall not be taken into account) shall be assigned such value as the Investment Manager may determine in good faith.

                         (c) If the  Investment  Manager  determines in its sole
discretion that the valuation of any Securities pursuant to Section 4(a) (other than Securities valued pursuant to clause (ii) thereof) does not fairly represent market value, the Investment Manager may value such Securities as it determines in good faith and shall set forth the basis of such valuation in writing in the Account's records.

                         (d) All values  assigned to Securities and other assets
by the Investment Manager pursuant to this Section 4 shall be final and conclusive as to the Investor.

                    5. The Investor acknowledges and agrees that liabilities of the Account shall be determined using generally accepted accounting principles, as a guideline, applied on a consistent basis; provided, however, that the Investment Manager in its discretion may provide reserves for estimated accrued expenses, liabilities or contingencies, including general reserves for unspecified contingencies (even if such reserves are not in accordance with generally accepted accounting principles).

                    6. All matters concerning the valuation of Securities and other assets, liabilities, profits and losses of the Account, and accounting procedures, not expressly provided for by the terms of this Agreement, shall be determined by the Investment Manager whose determination shall be final and conclusive as to the Investor.

                    7. (a) No management fee shall be due to the Investment Manager in respect of the services provided hereunder by the Investment Manager.

                         (b) 100% of all broken deal and 50% of all  transaction
and advisory fees received by or otherwise payable to the Investment Manager or its Affiliates in connection with the Account's share of an actual or prospective investment will be paid to the Account (as reasonably determined by the Investment Manager based on the proportion of the actual or prospective investment therein made or to be made by the Account versus that made by Other Accounts).

                    8. (a) During the 24-month period commencing on the Contribution Date (the "Waiver Period"), no performance fee shall be charged to the Investor in respect of the Account. Thereafter, an annual performance fee (the "Performance Fee") equal to 15% of the net unrealized and realized appreciation of the Account (excluding Segregated Investments (as defined below)) during each calendar year (starting immediately after the expiration of the Waiver Period) shall be paid to the Investment Manager after adjustment for any additional capital contributions and/or withdrawals from the Account by the Investor; provided, that no Performance Fee due in respect of any calendar year shall be paid to the Investment Manager until all net losses of the Account from any prior calendar year have been recouped.

                         (b)  From  time to time,  the  Investment  Manager  may
determine that certain assets in the Account lack a readily assessable market value and/or are intended to be longer term investments and should, therefore, be held until the resolution of a special event or circumstance. Such illiquid and/or longer term investments ("Segregated Investments") may be held in a "Segregated Sub-Account". Segregated Investments may, but are not expected to, comprise more than 25% of the net asset value of the Account. Whenever a Segregated Investment is realized or the Investment Manager determines, at its sole discretion, that such Segregated Investment should no longer be maintained in a Segregated Sub-Account, the Segregated Investment shall be transferred out of the Segregated Sub-Account and 100% of the unrealized appreciation or depreciation (if any) of such Segregated Investment will be applied to the Account for purposes of calculating the Performance Fee.

                         (c) Any  Performance  Fee due  the  Investment  Manager
shall be paid within 30 days from December 31 of each calendar year.

                         (d) Any Performance Fee due in respect of a period that
is shorter than one year shall be calculated pro rata based on the number of days in such period, assuming a 365-day year.

                         (e) The  Investment  Manager  shall  have the  right to
amend, without the consent of the Investor, this Section 8 so that the Performance Fee therein provided conforms to any applicable requirements of the Securities and Exchange Commission (the "SEC") and other regulatory authorities; provided, however, that no such amendment shall increase the Performance Fee that otherwise would be charged to the Investor.

                    9. The Investment Manager shall have full discretion and authority, without obtaining any prior approval from the Investor, as the Investor's agent and attorney-in-fact, and at the Investor's expense:

                         (a) to make all investment  decisions in respect of the
Account;

                         (b) to invest the Account in  Securities  in accordance
with the Investment Strategy;

                         (c) to give instructions to the Custodians  relating to
investment decisions in respect of the Account;

                         (d) to complete,  execute and return  documentation  on
behalf of the Investor relating to Securities to be bought or sold for the Investor pursuant to this Agreement including any proxy solicitation or related materials distributed by the issuer of any Security held in the Account; and.

                         (e) in  furtherance  of the  foregoing,  to do anything
that the Investment Manager shall deem requisite, appropriate or advisable in connection therewith, including, without limitation, the selection of such brokers, dealers and others as the Investment Manager shall determine.

                    10. The Investment Manager is not authorized to take custody or possession of any cash or Securities constituting a part of the Account. The Investor shall appoint Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated or any of their now or hereafter existing affiliated entities as a custodian (each a "Custodian" and together the "Custodians") for the assets of the Account. All trades shall be executed in the name of "TCMG-MA, LLC" and deposited with the Custodians. The Investment Manager shall have no responsibility or liability with respect to the acts, omissions or other conduct of the Custodians.

                    11. The Investor shall provide such certificates, limited powers of attorney or other documentation reasonably requested by the Custodians or any broker through which the Investment Manager may be authorized to cause the purchase and sale of securities in connection with the performance of the Investment Manager's duties hereunder.

                    12. The Investor hereby irrevocably constitutes and appoints the Investment Manager as its agent and attorney-in-fact to, in its discretion, vote, tender, exercise or convert any Securities in the Account and to execute proxies, waivers, consents and other instruments with respect to the foregoing; and to endorse, transfer or deliver such Securities and to participate in or consent to any class action, plan of reorganization, merger, combination, consolidation, liquidation or similar plan with reference to such securities (collectively, the "Discretionary Acts"). The Investment Manager shall not incur any liability to the Investor by reason of any exercise of, or failure to exercise, discretion with respect to the Discretionary Acts. The Investment Manager will exercise its discretion with respect to the Discretionary Acts and take such action with respect to the Discretionary Acts as it determines in good faith to be in the best interest of the Investor. The Investor agrees to (i) provide such documentation and (ii) take such necessary action, as may be requested by the Investment Manager in order to facilitate the performance of the Discretionary Acts.

                    13. (a) The Investment Manager hereby confirms that Messrs. Peltz and May and/or entities (other than the Investor) controlled by them have committed to invest at least $75 million in aggregate in the U.S. Fund and the Parallel Vehicles.

                         (b) The Investor represents, warrants and agrees that:

                         (i) The  retention  of the  Investment  Manager  by the
Investor as investment manager with respect to the investment of all assets held in the Account is authorized by the Limited Liability Company Agreement of the Investor.

                         (ii) The  execution,  delivery and  performance of this
Agreement does not violate any obligation by which the Investor or its property is bound, whether arising by contract, operation of law or otherwise.

                         (iii)  This  Agreement  has  been  duly  authorized  by
appropriate action and when executed and delivered will be a legal, valid and binding agreement of the Investor, enforceable against the Investor in accordance with its terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and similar laws of general application relating to or affecting the rights and remedies of creditors and by general principles of equity), and the Investor will deliver to the Investment Manager such evidence of such authority as the Investment Manager may reasonably require, whether by way of a certified resolution or otherwise.

                         (iv) The Investor is an  "accredited  investor" as that
term is defined in Rule 501(a) of the Securities Act of 1933, as amended, a "qualified purchaser" as that term is defined in Section 2(a)(51) of the Investment Company Act of 1940, as amended, and a "qualified client" as defined in Rule 205-3 of the Investment Advisers Act of 1940, as amended.

                         (v) The foregoing  representations and warranties shall
continue during the term of this Agreement, and if at any time during the term of this Agreement any event has occurred that would make any of the foregoing representations and warranties untrue or inaccurate in any material respect, the Investor will promptly notify the Investment Manager of such event and inform the Investment Manager of the representations and warranties that are no longer true.

                    14. (a) The Investor understands that the Investment Manager will perform investment advisory services for other investment vehicles and accounts, including the Other Accounts. Nothing in this Agreement shall be deemed to impose upon the Investment Manager any obligation to purchase or sell for the Account any Security that the Investment Manager, its principals, affiliates or employees may purchase or sell for its or their own accounts or for the account of any other client, if in the sole discretion of the Investment Manager, such transaction or investment appears unsuitable, impractical or undesirable for the Account. Furthermore, the Investor acknowledges that the portfolios, as well as the performance, of the Account and the Other Accounts will differ as a result of differing capital flows (i.e., differences in the amount and timing of contributions and withdrawals) as well as because of different tax and regulatory considerations.

                         (b) The Investor acknowledges that other clients of the
Investment Manager and clients of the Investment Manager's affiliates, and affiliates, officers, directors, and employees of any of them may have an interest in a security whose purchase or sale is recommended or that is purchased, sold or otherwise traded by the Investment Manager on behalf of the Investor. Accordingly, the Investor agrees that the Investment Manager may engage in transactions on behalf of the Investor that may be inconsistent with transactions recommended to, or engaged in by the Investment Manager on behalf of other clients of the Investment Manager or clients of the Investment Manager's affiliates, or transactions engaged in by the affiliates, officers, directors or employees of any of them.

                         (c) The  Investor  acknowledges  and  agrees  that  the
Investment Manager may cause the Account, either alone or together with other members of a group (including the U.S. Fund, the Offshore Master Fund, the Non-ERISA Master Fund and any Parallel Vehicles), to acquire a "control" position in the Securities of a company in which the Account is invested, and may secure the appointment of persons selected by the Investment Manager or other members of the group to such company's management team or board of directors. In so doing, the Investor acknowledges and agrees that the Investment Manager may acquire fiduciary duties to such company and to the other shareholders of such company; and that these fiduciary duties may compel the Investment Manager to take actions that, while in the best interests of such company and/or its shareholders, may not be in the best interests of the Investor. Accordingly, the Investor acknowledges and agrees that the Investment Manager may have a conflict of interest between the fiduciary duties (if any) that it owes to such companies and their shareholders, on the one hand, and those that it owes to the Investor, on the other hand.

                    15. The Investor agrees that the Investment Manager shall not be under any duty with regard to any assets, securities, funds or other property held by the Investor that are not part of the Account.

                    16. Subject to the Investment Manager's right to comply with any demand of any legal, regulatory or taxing authority having jurisdiction over the Investment Manager, the Investment Manager shall treat as confidential all information pertaining to the Account and the Investor shall treat the advice of the Investment Manager and its other actions in respect thereof in the same manner.

                    17. Until further written notice from the Investor to the Investment Manager, the individuals whose names and specimen signatures are designated to the Investment Manager in writing shall be the only persons authorized to direct the Investment Manager. Any such written notice must contain the names and specimen signatures of the individuals who are authorized to act on behalf of the Investor and must be signed by one of the persons previously designated to the Investment Manager as an authorized person. Any instructions from the Investor or any such authorized individuals shall be made in writing, or orally and confirmed in writing as soon as practicable thereafter. The Investment Manager shall be entitled to rely upon any notice, designation, instruction, direction, request or other communication given it hereunder (whether given in writing by letter, fax, email, order or other document, or orally by telephone or in person) without being required to determine the authenticity or correctness thereof, provided the Investment Manager believes such notice, designation, instruction, direction, request or other communication to be genuine or given by a person duly authorized.

                    18. Instructions of the Investment Manager to the Investor shall be made in writing, or orally and confirmed in writing as soon as practicable thereafter. The Investment Manager shall instruct all brokers or dealers executing orders on behalf of the Account to forward to the Investor copies of all brokerage or dealer confirmations promptly in written or electronic form after execution of all transactions.

                    19. The Investment Manager cannot and does not insure any increase in the value of the Account. Additionally, the Investor acknowledges that none of the Investment Manager, its affiliates, and any of their respective shareholders, members, partners, directors, officers and employees (each, an "Indemnified Party" and collectively, the "Indemnified Parties") shall be liable to the Investor for (i) any acts or omissions arising out of, related to or in connection with the Account or any entity in which it has an interest, any transaction or activity relating to the Account or any entity in which it has an interest, any investment or proposed investment made or held, or to be made or held by the Account, or this Agreement or any similar matter, unless such action or inaction was made in bad faith or constitutes fraud, willful misconduct or gross negligence or (ii) any act or omission of any broker or agent of any Indemnified Party, provided that the selection, engagement or retention of such broker or agent was not made by the Indemnified Party seeking exculpation in bad faith and does not constitute fraud, willful misconduct or gross negligence of the Indemnified Party seeking exculpation. Each of the Indemnified Parties may consult with counsel and accountants in respect of the Account's affairs and be fully protected and justified in any action or inaction that is taken in accordance with the advice or opinion of such counsel or accountants, provided that their selection of such counsel or accountants was not made in bad faith and does not constitute fraud, willful misconduct or gross negligence of the Indemnified Party seeking exculpation.

                    20. The Investor acknowledges that to the fullest extent permitted by law, the Investor shall indemnify and hold harmless, solely from the Account's assets, each Indemnified Party from and against any loss, cost or expense suffered or sustained by an Indemnified Party by reason of (i) any acts, omissions or alleged acts or omissions arising out of or in connection with the Account, or any entity in which it has an interest, any investment or proposed investment made or held, or to be made or held by the Account, or this Agreement or any similar matter (collectively, "Covered Acts"), including, without limitation, any judgment, award, settlement, reasonable attorneys' fees and other costs or expenses incurred in connection with the defense of any actual or threatened action, proceeding, or claim, provided that such acts, omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim are based were not made in bad faith or did not constitute fraud, willful misconduct or gross negligence by the Indemnified Party seeking indemnification, or (ii) any acts or omissions, or alleged acts or omissions, of any broker or agent of any Indemnified Party (collectively, "Covered Broker Acts"), provided that the selection, engagement or retention of such broker was not made by the Indemnified Party seeking indemnification in bad faith and does not constitute fraud, willful misconduct or gross negligence of the Indemnified Party seeking indemnification. The Account shall advance to any Indemnified Party reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any action or proceeding that arises out of any Covered Act or any Covered Broker Act, whether or not the provisos of (i) or
(ii) apply. In the event that such an advance is made by the Investor, the Indemnified Party shall agree to reimburse the Investor for such fees, costs and expenses to the extent that it shall be finally determined by non-appealable order of a court of competent jurisdiction that it was not entitled to indemnification. In no event shall the Investor have any liability under this
Section 20 in excess of the assets in the Account.

                    21. (a) The Investor understands that during the 36-month period commencing on the Contribution Date (the "Lock-up Period"), it may withdraw all or a portion of the assets in the Account (excluding any portion thereof allocated to a Segregated Sub-Account) at the end of any fiscal quarter on 65 days' notice to the Investment Manager; provided, however, that in the event of a Triggering Withdrawal (as defined below), the Investor will not withdraw prior to the Trigger Withdrawal Date (as defined below).

                         (b) (i) A "Triggering  Withdrawal"  means any direct or
indirect withdrawal by an Affiliated Investor (as defined below), including the Investor, during the Lock-up Period (other than a withdrawal of an incentive allocation from the U.S. Fund, the Offshore Master Fund or the Non-ERISA Master
Fund) that would cause the aggregate amounts invested by the Affiliated Investors (including the value of their pro rata share in any segregated investment or sub-accounts) in the Funds, the Account and any Parallel Vehicles to be below an amount equal to the Affiliated Investment (as defined below) reduced by any losses thereon.

                         (ii) A "Trigger  Withdrawal  Date"  shall mean a day at
the end of the fiscal quarter, on which the Non-Affiliated Investors (as defined below) may be eligible to withdraw or redeem certain specified amounts from their investments in the Funds following a Triggering Withdrawal, as set forth in a written notice from the Investment Manager or its affiliates to the Non-Affiliated Investors.

                         (iii)  "Affiliate"  shall  mean,  with  respect  to any
Person, any Person controlling, controlled by or under common control with, such Person. "Person" shall mean any individual, partnership, limited liability company, corporation, trust or other entity.

                         (iv) "Affiliated  Investors" shall mean the Principals,
the general partner of the U.S. Fund and/or their respective Affiliates. "Non-Affiliated Investors" shall mean investors not affiliated with the Principals, the general partner of the U.S. Fund and/or their respective Affiliates.

                         (v)  "Affiliated   Investment"   shall  mean  aggregate
investments by the Affiliated Investors in the U.S. Fund, the Offshore Master Fund, the Non-ERISA Master Fund, Account I, the Account and/or any Parallel Vehicles equal to the lesser of (x) 10% of the aggregate capital commitments of all Non-Affiliated Investors in the U.S. Fund, the Non-ERISA Fund and the Offshore Fund committed on the initial closing of such Funds, and (y) $200 million.

                         (c) Subject to the provisions set forth below, upon the
expiration of the Lock-up Period, the Investor shall have the right to withdraw capital from the Account on December 31 of each year subject to 90 days' written notice delivered to the Investment Manager.

                         (d) Payment of any withdrawal proceeds shall be made in
cash (or in kind if the Investment Manager reasonably determines that cash payments are impractical) within 30 days of the withdrawal date; provided, however, that if the Investor elects to withdraw 90% or more of the net asset value of the Account (excluding for this purpose the Segregated Sub-Account), the Investor shall receive an amount equal to at least 90% of its estimated withdrawal proceeds (excluding its pro rata share in any Segregated Sub-Account and computed on the basis of unaudited data as of the withdrawal date) within 30 days after the withdrawal date and the balance of the withdrawal shall be paid (subject to audit adjustments) within 30 days after completion of the audit of the Account for the year in which such withdrawal occurs. No interest will be paid on any balance due after a withdrawal date. The Investor will retain its interest in any Segregated Sub-Account until there is a realization of the investment in such account or the Investment Manager determines that the investment should no longer be maintained in the Segregated Sub-Account. Upon such realization or determination, the investment or its proceeds will be distributed to the Investor (net of any accrued Performance Fees with respect to the Segregated Sub-Account) within 60 days of the end of the accounting period in which such event occurs.

                         (e) In the event that the aggregate withdrawal requests
(other than pursuant to Section 21(f)) made by the Investor and investors in the Other Accounts for any withdrawal date exceed 20% of the total net asset value of all such accounts as of such date (excluding the value of any segregated investments), the Investment Manager may, in its sole discretion, (i) satisfy the Investor's withdrawal request, or (ii) reduce the Investor's withdrawal request so that only 20% (such limitation, the "Gate") (or more, at the sole discretion of the Investment Manager) of the net asset value of the Account
(excluding the value of any Segregated Investments) is withdrawn on such withdrawal date. A withdrawal request that is not satisfied in full as of the intended withdrawal date because of the foregoing restrictions will be satisfied at the immediately following withdrawal date; provided, however, that the withdrawal request will be fully satisfied (subject to the suspension provisions described in Section 21(h)) no later than the last day of the twelfth full month following the initial withdrawal date to which the withdrawal request relates. Until the withdrawal date as of which a withdrawal becomes effective, the Account will remain at risk. Notwithstanding the foregoing, the Investment Manager agrees that it will not provide investors in Other Accounts with any relief from the "gate" restriction applicable to such investors unless the Investment Manager provides the same relief to the Account.

                         (f) The  Investor  shall  have the  right  to  withdraw
assets from the Account (without being subject to the Gate) if both Nelson Peltz and Peter W. May: (i) die; (ii) are unable, by reason of illness or injury, to perform their duties as officers of the Investment Manager for 90 consecutive days; or (iii) for any reason other than death, illness or injury, cease to perform their duties as officers of the Investment Manager. Upon the occurrence of such an event, the Investment Manager will promptly notify the Investor. During the 90-day period following notice of such an event (the "Suspension Period"), no withdrawals shall be made. Upon the receipt of at least 30 days' written notice prior to the end of the Suspension Period, the Investor may withdraw assets from the Account as of the last day of the first full month after the expiration of such Suspension Period (without being subject to the Gate). Upon exercise of such special withdrawal right, the Investor will be paid 90% of its estimated withdrawal request (determined as of the end of such calendar month), such amount to be paid promptly following the end of such calendar month. The balance of the Investor's withdrawal request will be paid (subject to audit adjustments) to the Investor within 30 days after completion of a special audit of the Account as of the end of such calendar month.

                         (g) The Investment Manager may, in its sole discretion,
require the Investor to withdraw all or any part of the assets from the Account at any time, for any reason or no reason, upon 5 days' prior written notice. The Investment Manager also may require the Investor to withdraw all of the assets from the Account immediately in the event that the Investment Manager, in its sole discretion, determines that any representations or warranties made by the Investor under Section 13(b) are no longer true.

                         (h)  The  Investment  Manager  may  suspend  withdrawal
rights, in whole or in part: (i) during any period when any stock exchange or over-the-counter market on which the Account's investments are quoted, traded or dealt in is closed, other than for ordinary holidays and weekends, or during periods in which dealings are restricted or suspended; (ii) during the existence of any state of affairs as a result of which, in the opinion of the Investment Manager, disposal of the Account's investments would not be reasonably practicable; (iii) during any breakdown in the means of communication normally employed in determining the price or value of the Account's assets or liabilities, or of current prices in any stock market as aforesaid, or when for any other reason the prices or values of any assets or liabilities of the Account cannot reasonably be promptly and accurately ascertained; (iv) during any period when the transfer of funds involved in the realization or acquisition of any investments cannot, in the opinion of the Investment Manager, be effected at normal rates of exchange; or (v) where such withdrawal would impede a pending tender offer, proxy contest, shareholder vote or other hostile action with respect to an issuer. Upon the determination by the Investment Manager that any of the above-mentioned conditions no longer applies, withdrawal rights shall be promptly reinstated, and any pending withdrawal requests shall be honored as of the end of the fiscal quarter following such determination.

                         (i)   The   Investment   Manager   may   waive   notice
requirements and require or permit withdrawals under such other circumstances as it approves.


                    22. The Investment Manager agrees to provide the Investor monthly position and activity reports in sufficient detail to allow the Investor and/or its affiliates to record, value and confirm the activity that took place within the Account during the prior month in the financial statements of the Investor and/or its affiliates. The Investment Manager agrees to (i) establish and implement all accounting, financial reporting and bookkeeping policies and procedures and prepare and deliver to the Investor and/or its affiliates all tax, accounting, financial and other information, in such form and manner and at such times as the Investor and/or its affiliates may request to enable the Investor and/or its affiliates to satisfy their tax, accounting, financial reporting, bookkeeping and other obligations under applicable laws, rules and regulations (including those under accounting principles generally accepted in the United States of America, and those of the SEC, any stock exchange or other self-regulatory organization) and its obligations under the Sarbanes-Oxley Act of 2002, as amended from time to time, and (ii) use all reasonable efforts to provide to the Investor, its affiliates and/or their respective agents or representatives (including auditors) such other information and appropriate access to the personnel and records of the Investment Manager and the personnel and records of the counterparties to derivative transactions at such times (including on a monthly basis) as may be reasonably requested by the Investor and/or its affiliates in order to permit the Investor and/or its affiliates to satisfy any other reporting obligations under applicable law or regulations.

                    23. The Investor agrees that it will bear all expenses relating to the Account including, but not limited to, expenses relating to the cost of purchasing investments (e.g., brokerage commissions and trading costs), financing fees, prime brokerage fees, filing fees, registration fees and similar fees, audit and tax return preparation fees, fees in respect of consulting, custodial, accounting, investment banking, appraisal and financial advisory services provided by third parties not affiliated with the Investment Manager relating to investments or prospective investments, due diligence expenses and fees relating to investments or prospective investments, conduct of proxy contests and tender offers, litigation expenses and legal expenses (including the cost of in-house counsel of the Investment Manager and its affiliates in amounts not to exceed those that would be payable to outside counsel engaged to perform such services as reasonably determined by the Investment Manager in good faith) incurred in connection with the making or administration of investments (to the extent not borne by companies in which the Account has an investment and regardless of whether consummated), liability insurance covering the Investment Manager and its respective affiliates, members, directors, officers, employees and agents, and extraordinary expenses and other similar expenses related to the Account as the Investment Manager determines in its sole discretion. The Investment Manager will allocate the foregoing expenses amongst the Account and the Other Accounts in an equitable manner and on a timely basis sufficient to allow the Investor to meet its financial reporting requirements; provided, that the Investment Manager may, in its discretion, specially allocate expenses to the Account to reflect its interest in a Segregated Sub-Account, such allocation to be in proportion to the Account's participating percentage in such Segregated Sub-Account.

                    24. (a) The Investment Manager shall regard as confidential all information concerning the businesses and affairs of the Investor and, except to the extent required by law or regulation, shall not disclose such information to anyone outside of the Investment Manager without the prior written consent of the Investor; provided, however, that the Investment Manager may include the name of the Investor in a representative client list.

                         (b) The Investor  acknowledges  that it will receive or
have access to confidential proprietary information concerning the Investment Manager, including, without limitation, this Agreement, portfolio positions, valuations, information regarding potential investments, financial information, trade secrets and the like, which is proprietary in nature and non-public. The Investor agrees that it shall not disclose or cause to be disclosed any such confidential information to any person or use any such confidential information for its own purposes or its own other accounts, except in connection with its investment in the Account (including for federal securities, tax, accounting or other reporting purposes) and except as otherwise required by any regulatory authority, law or regulation, or by legal process. Notwithstanding the foregoing, the Investor (and each employee, representative or other agent of the Investor) may disclose to any and all persons, without limitation of any kind, the tax treatment and tax structure of the transactions described herein and all materials of any kind (including opinions or other tax analyses) that are provided to the Investor relating to such tax treatment and tax structure, it being understood that "tax treatment" and "tax structure" do not include the information identifying the transactions described herein.

                    25. (a) This Agreement will have an initial term of three years, and thereafter shall be automatically renewed on a one-year rolling basis unless the Investor gives the Investment Manager 90 days written notice prior to the applicable three-year or one-year period. The Investment Manager may terminate the Agreement at any time, upon 90 days' prior written notice to the Investor.

                         (b) The Investor may  terminate  this  Agreement at any
time when it has withdrawn, in accordance with this Agreement, all of the assets from the Account.

                    26. Any notice, consent or other communication made or given in connection with this Agreement shall be in writing and shall be deemed to have been duly given when delivered by hand or facsimile or five days after mailed by certified mail, return receipt requested, as follows:

                           to the Investment Manager at:

                           Trian Fund Management, L.P.
                           280 Park Avenue, 41st Floor
                           New York, New York  10017
                           Attn:  General Counsel

                           and to the Investor at:

                           TCMG-MA, LLC
                           280 Park Avenue, 41st Floor
                           New York, New York  10017
                           Attn:  General Counsel

                    27. No provision of this Agreement may be amended, modified, waived or discharged except as agreed to in writing by the parties. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

                    28. This Agreement shall be binding upon and inure to the benefit of the Investor, the Investment Manager, and with respect to Sections 19 and 20 each Indemnified Party, and their respective successors and permitted assigns. Any person that is not a signatory to this Agreement but is nevertheless conferred any rights or benefits hereunder shall be entitled to such rights and benefits as if such person were a signatory hereto, and the rights and benefits of such person hereunder may not be impaired without such person's express written consent. Except as provided for pursuant to the preceding sentence, nothing in this Agreement, express or implied, is intended to or shall confer any rights or benefits upon any other person or entity than the parties hereto. No party to this Agreement may assign or delegate, by operation of law or otherwise, all or any portion of its rights, obligations or liabilities under this Agreement without the prior written consent of the other party to this Agreement.

                    29. Notwithstanding the place where this Agreement may be executed by either of the parties hereto, the parties expressly agree that all terms and provisions hereof shall be governed by and construed in accordance with the internal laws of the State of New York applicable to contracts made and wholly performed, and to transactions wholly consummated, within that State.

                    30. Each party hereto hereby consents to submit to the jurisdiction of the courts of the State of New York and of the United States of America located in the City of New York, for any action, suit or proceeding arising out of or relating to this Agreement. Each party further waives any objection to the laying of venue of any such action, suit or proceeding in such courts, and further agrees not to plead or claim in any such court that any such action, suit or proceeding has been brought in an inconvenient forum.

                    31. The provisions of Sections 19, 20, 22, 26, 28, 29 and 30 hereof shall survive the termination of this Agreement.

                    32. Except as provided herein, this Agreement contains all of the terms agreed upon or made by the parties relating to the subject matter of this Agreement, and supersedes all prior and contemporaneous agreements, negotiations, correspondence, undertakings and communications of the parties, oral or written, respecting such subject matter.

                    33.  This   Agreement   may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.

Agreed to and accepted as of the        TCMG-MA, LLC

14th day of November, 2005              By:  /s/ Francis T. McCarron
                                             -------------------------
                                             Name: Francis T. McCarron
                                             Title: Executive Vice President and
                                             Chief Financial Officer

                                        Trian Fund Management, L.P.

                                        By:  Trian Fund Management GP, LLC
                                             Its General Partner

                                        By:  /s/ Peter W. May
                                             -------------------------
                                             Name: Peter W. May
                                             Title: Member



                                                                Exhibit 10.4
================================================================================









                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


                                       OF


                               JURL HOLDINGS, LLC


                      A Delaware Limited Liability Company






-------------------------------------------------------------------------------

                          Dated as of November 10, 2005

-------------------------------------------------------------------------------









===============================================================================

                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT
                                       OF
                               JURL HOLDINGS, LLC

                                Table of Contents

                                                                          Page
                                                                          ----

ARTICLE 1 THE COMPANY....................................................... .1
         1.1        Name......................................................1
         1.2        Place of Business; Agent..................................1
         1.3        Purpose...................................................2
         1.4        Statutory Compliance......................................2
         1.5        Title to Property.........................................2
         1.6        Duration..................................................2
         1.7        Qualification in Other Jurisdictions......................2
         1.8        Definitions...............................................2

ARTICLE 2 CAPITALIZATION; RECAPITALIZATION...................................13
         2.1        Capitalization...........................................13
         2.2        Recapitalization.........................................13
         2.3        Capital Contributions....................................13
         2.4        No Partition; No Drawings; Etc...........................14
         2.5        Liabilities of Members...................................14
         2.6        Capital Accounts.........................................14

ARTICLE 3 DISTRIBUTIONS......................................................15
         3.1        Distributions of Available Net Cash......................15
         3.2        Tax Advances.............................................16
         3.3        Tax Withholding..........................................16
         3.4        Distributions - General Principles.......................17
         3.5        Retained Amounts - General...............................17
         3.6        Write-Downs of Jurlique Interest.........................18
         3.7        Sale of Jurlique Interest; Restructuring Event...........19
         3.8        Class B Clawback.........................................19

ARTICLE 4 ALLOCATIONS........................................................20
         4.1        Allocations of Net Income and Net Loss...................20
         4.2        Allocations For Income Tax Purposes......................20
         4.3        Special Allocations......................................20

ARTICLE 5 ACCOUNTING FOR THE COMPANY; TAX MATTERS............................22
         5.1        Accounting for the Company...............................22
         5.2        Books and Records; Access................................22
         5.3        Reports..................................................23
         5.4        Tax Returns..............................................23
         5.5        Tax Matters Partner......................................23
         5.6        Treatment as Partnership.................................23

ARTICLE 6 MANAGEMENT; VOTING.................................................24
         6.1        Board of Managers........................................24
         6.2        Meetings of the Board of Managers........................25
         6.3        Quorum; Voting...........................................26
         6.4        Committees of the Board of Managers......................26
         6.5        Compensation.............................................27
         6.6        No Management by Members.................................27
         6.7        Officers.................................................27
         6.8        Voting Rights of Members.................................29
         6.9        Indemnification..........................................29

ARTICLE 7 PUT OF CLASS B UNITS...............................................31
         7.1        Valuations...............................................31
         7.2        Fifth Year Put...........................................31
         7.3        Seventh Year Put.........................................31
         7.4        Eighth Year Put..........................................32
         7.5        Payment..................................................32
         7.6        Termination of Put Rights................................33

ARTICLE 8 TRIARC CALL RIGHT; ADDITIONAL CLASS B MEMBER PUT RIGHT.............33
         8.1        Triarc Call Right........................................33
         8.2        Class B Member Put Right.................................34
         8.3        Financing Limitation.....................................34
         8.4        Termination of Put/Call Rights...........................34

ARTICLE 9 TAG-ALONG RIGHTS; DRAG-ALONG RIGHTS; RESTRUCTURING EVENT...........35
         9.1        Tag-Along Rights.........................................35
         9.2        Drag-Along Right.........................................36
         9.3        Pro Rata Sale............................................36
         9.4        Distribution of Jurlique Interest........................37
         9.5        Jurlique IPO.............................................38

ARTICLE 10 TRANSFER RESTRICTIONS AND ADMISSION OF NEW MEMBERS................38
         10.1       Transfer Restrictions....................................38
         10.2       Additional Restrictions on Transfers.....................38
         10.3       Assignees................................................39
         10.4       Admission of Additional Members..........................39

ARTICLE 11 DISSOLUTION, LIQUIDATION AND TERMINATION OF THE COMPANY...........40
         11.1       Events Causing Dissolution...............................40
         11.2       Liquidation..............................................40
         11.3       Termination..............................................42

ARTICLE 12 AMENDMENTS........................................................43
         12.1       Amendments Generally.....................................43
         12.2       Notice of Amendments.....................................43

ARTICLE 13 MISCELLANEOUS.....................................................43
         13.1       Notices..................................................43
         13.2       Severability.............................................44
         13.3       Interpretation...........................................44
         13.4       Additional Documents.....................................44
         13.5       Entire Agreement.........................................44
         13.6       Applicable Law...........................................44
         13.7       No Third-Party Beneficiary...............................44
         13.8       Confidentiality..........................................44
         13.9       Counterparts.............................................45

Schedule A - Schedule of Class A Members, Member's Capital Contributions, Units
             Issued, Percentage Interests

Schedule B - List of Executive Officers

                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT
                                       OF
                               JURL HOLDINGS, LLC



     AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF JURL HOLDINGS, LLC, dated as of November 10, 2005, by and among the undersigned Members and such other parties who may from time to time be admitted as Members of the Company in accordance with the terms of this Agreement. Definitions of certain terms used in this Agreement are contained in Section 1.8.

                                    RECITALS

     A. The Company was formed as a Delaware limited liability company pursuant to a certificate of formation filed with the Secretary of State of the State of Delaware on May 20, 2004 (the "Certificate of Formation").

     B. The Members wish to enter into this Agreement to amend and restate the Limited Liability Company Operating Agreement of the Company, dated as of May 20, 2004 (the "Original Agreement").

     NOW, THEREFORE, in consideration of the premises and covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby amend and restate the Original Agreement in its entirety to read as follows:

                                    ARTICLE 1

                                   THE COMPANY

     1.1 Name. The Company is organized as a limited liability company under and pursuant to the provisions of the Act. The rights, duties and obligations of the Members shall be as provided in the Act, except as otherwise provided in this Agreement. The name of the Company is "Jurl Holdings, LLC." All business of the Company shall be conducted in such name or such other name as the Board of Managers may determine; provided, that, (i) the name shall always contain the words "Limited Liability Company" or the letters "LLC" or "L.L.C.", and (ii) the name shall not contain the name (or identifiable portion thereof) of a Member without such Member's consent. The Company shall give prompt notice of any name change to each Member.

     1.2 Place of Business; Agent. The principal office of the Company shall be located initially at 280 Park Avenue, New York, New York 10017. The Company shall maintain a registered agent (upon whom process may be served) and registered office in the State of Delaware, which initially are Corporation Service Company, 2711 Centerville Road, Suite 400, Wilmington, Delaware 19808. The Board of Managers may change the office locations and agent of the Company at any time by giving written notice thereof to the Members.

     1.3 Purpose. The business of the Company shall be to engage in any and all lawful activity permitted under the Act and to do any other act or thing incidental or ancillary thereto. In furtherance of its business, the Company shall have and may exercise all of the powers now or hereafter conferred by the laws of the State of Delaware on limited liability companies formed under the laws of the State of Delaware, including the power to deal in and with all types of property, both real and personal, tangible and intangible, and to do any and all things related or incidental to this business.

     1.4 Statutory Compliance. The Board of Managers shall cause the Company to promptly make such filings from time to time as are required by applicable law to give effect to the provisions of this Agreement and to cause the Company to be treated as a limited liability company under the laws of the State of Delaware. The Board of Managers hereby authorizes each Executive Officer to execute, file and record or cause to be executed, filed and recorded all such other certificates and documents, including amendments to the Certificate of Formation, and to do or cause to be done such other acts as may be appropriate to comply with all requirements for the formation, continuation and operation of a limited liability company, the ownership of property and the conduct of business under the laws of the State of Delaware and any other jurisdiction in which the Company may own property or conduct business, but only to the extent consistent with this Agreement.

     1.5 Title to Property. All property owned by the Company shall be owned by the Company as an entity. Unless required by applicable law, no Member shall have any ownership interest in Company property in its separate name or right. Each Member's interest in the Company shall be personal property of such Member for all purposes.

     1.6 Duration. The Company shall continue in full force and effect until terminated pursuant to Article 11.

     1.7 Qualification in Other Jurisdictions. The Board of Managers shall cause the Company to be qualified, formed, reformed or registered under assumed or fictitious name statutes or similar laws in any jurisdiction in which the Company transacts business if such qualification, formation, reformation or registration is necessary or desirable in order to protect the limited liability of the Members or to permit the Company lawfully to transact business.

     1.8 Definitions.

          (a) Capitalized terms used in this Agreement have the following meanings:

     "Act" means the Delaware Limited Liability Company Act, 6 Del. C ss.ss. 18-101 et seq., as amended from time to time, and any successor to such Act.

     "Adjusted Capital Contributions" means, with respect to each Class A Member and Class B Member as of any determination date, the sum of the amounts computed separately for each Capital Contribution made with respect to Class A Units or Class B Units (as the case may be) equal to the product of (x) the amount of such Capital Contributions with respect to Class A Units or Class B Units (as the case may be), and (y) a fraction, the numerator of which is the sum of the fair market value of the Company on the Jurlique Acquisition Date (treating the fair market value of the Jurlique Interest as equal to the cost basis of the Jurlique Interest on the Jurlique Acquisition Date), plus the aggregate amount of any subsequent Adjusted Capital Contributions made prior to such determination date, and the denominator of which is the fair market value of the Company on the date such Capital Contribution is made.

     "Affiliate" means, with respect to any Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with such Person. For the purposes of this definition, the term "control" means the power to direct the principal business management and activities of a Person, whether through ownership of voting securities, by agreement, or otherwise.

     "Agreement" means this Amended and Restated Limited Liability Company Agreement, including all Schedules hereto, as amended, modified, supplemented or restated from time to time. This Agreement is the Company's "operating agreement" within the meaning of the Act.

     "Attributable GAAP Net Profits" means, as of any date of determination, with respect to any Class B Member, the product of (x) the cumulative net profits of the Company earned since the Issuance Date as determined in accordance with GAAP, (y) the Class A Capital Percentage, and (z) such Class B Member's Class B Percentage. For the avoidance of any doubt, (i) in the event of a sale or other disposition of all or a portion of the Company's assets or any similar transaction, subclause (x) shall, to the extent otherwise required under this Agreement, include the net profits and losses of the Company attributable to such sale or disposition computed from the Jurlique Acquisition Date as determined in accordance with GAAP; and (ii) subclause (x) shall, to the extent otherwise required under this Agreement, include the net profits and losses of the Company as determined in accordance with GAAP attributable to any hypothetical or deemed liquidation of the Company or sale, or adjustment to fair market value, of Company assets, as if such events actually occurred (including pursuant to Sections 4.1(a), 4.3(h), 9.3, 9.4 and 11.2(d)).

     "Available Net Cash" means, for any Fiscal Year (or portion thereof), the aggregate amount of cash of the Company at the end of such period, as reasonably determined by the Board of Managers, minus any Operating Reserve.

     "Average Retained Amount Percentage" means, with respect to any Class B Member, as of any date of sale of the Jurlique Interest, a fraction (expressed as a percentage), the numerator of which is the sum of the products of the Retained Amount Percentage with respect to each Reserve Period and the amount of the applicable Retained Amount or Frozen Release Amount (as the case may be) as of the date of such sale with respect to such Reserve Period, and the denominator of which is the total Retained Amounts or Frozen Release Amounts (as the case may be) as of the date of such sale with respect to all Reserve Periods.

     "Business Day" means each Monday, Tuesday, Wednesday, Thursday and Friday that is not a day on which banking institutions in New York, New York are authorized or required by law or executive order to close.

     "Capital Contributions" means, with respect to each Member, as of any date of determination, (i) the total amount of cash contributed or deemed contributed to the Company, (ii) the fair market value of any property (as reasonably determined in good faith by the Board of Managers) that such Member has contributed to the Company (net of any liabilities that the Company has assumed or taken subject to, under Section 752 of the Code, in connection with acquiring such property), and (iii) the amount of any Company liabilities that such Member has assumed, within the meaning of Section 1.704-1(b)(2)(iv)(c) of the Regulations, other than in connection with receiving a distribution from the Company.

     "Capital Interest Portion" means, with respect to each Class B Member's Class B Units, the right to distributions pursuant to Sections 3.1(a)(i) and 11.2(b)(iii)(x) (and distributions pursuant to Section 3.2 to the extent treated as made under such Sections).

     "Carrying Value" means, with respect to any Company asset, the asset's adjusted net basis for United States federal income tax purposes, except that the Carrying Values of all Company assets may, at the discretion of the Board of Managers, be adjusted to equal their respective fair market values (as reasonably determined in good faith by the Board of Managers), in accordance with the rules set forth in Regulation Section 1.704-1(b)(2)(iv)(f), as provided for in Section 4.3(h). In connection with the transactions contemplated by the issuance of the Class B Units on the Issuance Date, the Carrying Values of all Company assets as of the Issuance Date, other than the Jurlique Interest, shall be adjusted to equal their fair market values and the Carrying Value of the Jurlique Interest shall be adjusted to equal the Issuance Date Value (in a manner reasonably determined in good faith by the Board of Managers in accordance with Regulation Section 1.704-1(b)(2)(iv)(f)). In the case of any Company asset that has a Carrying Value that differs from its adjusted tax basis, Carrying Value shall be adjusted by the amount of depreciation, depletion and amortization calculated for purposes of the definitions of "Net Income" and "Net Loss" rather than the amount of depreciation, depletion and amortization determined for United States federal income tax purposes.

     "Class" means any Class of Units.

     "Class A Attributable GAAP Net Profits" means, with respect to each Class A Member, an amount equal to the product of (A) the excess, if any, of (x) the cumulative net profits of the Company earned since the Issuance Date as determined in accordance with GAAP, over (y) an amount equal to cumulative Class B Attributable GAAP Net Profits with respect to all Class A Members; and (B) a fraction, the numerator of which is such Class A Member's Adjusted Capital
Contributions and the denominator of which is the aggregate Adjusted Capital Contributions of the Class A Members. For the avoidance of any doubt, (i) in the event of a sale or other disposition of all or a portion of the Company's assets or any similar transaction, subclause (x) shall include the net profits and losses of the Company attributable to such sale or disposition computed from the Jurlique Acquisition Date as determined in accordance with GAAP; and (ii) subclause (x) shall, to the extent otherwise required under this Agreement, include the net profits and losses of the Company as determined in accordance with GAAP attributable to any hypothetical liquidation of the Company or sale, or adjustment to fair market value, of Company assets, as if such events actually occurred (including pursuant to Sections 4.1(a), 4.3(h), 9.3, 9.4 and 11.2(d)).

     "Class A Capital Percentage" means a fraction (expressed as a percentage), the numerator of which is the aggregate Adjusted Capital Contributions made by the Class A Members, and the denominator of which is the aggregate Adjusted Capital Contributions made by the Class A Members and Class B Members.

     "Class A Member" means a Member who holds Class A Units.

     "Class A Percentage" means, with respect to a Class A Member, a fraction (expressed as a percentage), the numerator of which is the number of Class A Units owned by such Member and the denominator of which is the total number of Class A Units owned by all Members.

     "Class B Attributable GAAP Net Profits" means, with respect to each Class A Member, an amount equal to the product of (A) the aggregate Attributable GAAP Net Profits amounts for all Class B Members; and (B) a fraction, the numerator of which is such Class A Member's Adjusted Capital Contributions and the denominator of which is the aggregate Adjusted Capital Contributions of the Class A Members.

     "Class B Clawback  Percentage"  means with  respect to each Class B Member,
(i) prior to February 15, 2011, 100%, (ii) on or after February 15, 2011 to and including February 14, 2012, 66?%, (iii) on or after February 15, 2012 and to and including February 14, 2013, 33?%, and (iv) on or after February 15, 2013, 0%.

     "Class B Member" means a Member who holds Class B Units.

     "Class B Percentage" means, with respect to a Class B Member, the percentage set forth in the Company's Register of Members, as the same may be adjusted pursuant to such Class B Member's Subscription Agreement, including to reflect any forfeiture of the Profits Interest Portion of his Class B Units.

     "Class B Profits Interest Percentage" means a percentage equal to the sum of the Class B Percentages of all of the Class B Members.

     "Class of Units" means the Class A Units or Class B Units, as the case may be or as the context requires.

     "Code" means the U.S. Internal Revenue Code of 1986, as amended, and any successor thereto.

     "Company" means Jurl Holdings, LLC, and its successors.

     "Company Minimum Gain" has the meaning specified for "partnership minimum gain" in Regulation Section 1.704-2(b)(2) and 1.704-2(d).

     "Control Group" means any of Nelson Peltz or Peter W. May or any Affiliate of Nelson Peltz or Peter W. May or any Person affiliated with either such persons (including any spouse, siblings and their spouses and the descendants of any of them, and any trust, partnership, foundation or other entity established and maintained primarily for the benefit of any of them).

     "Cumulative Unrealized Loss" means, as of any determination date, the excess, if any, of (i) the aggregate Capital Contributions made by all Members with respect to Class A Units and Class B Units, over (ii) the sum of the Fair Market Value of the Company, as of such determination date and all distributions of Available Net Cash to the Members.

     "Deemed Cumulative Tax Liability with respect to the Profits Interest Portion" with respect to each Class B Member, means the aggregate amount of Tax Liability computed for such Class B Member for each Taxable Year (or portion thereof) over the period during which the Class B Units were held by such Class B Member.

     "Fair Market Value" means, with respect to any asset, property or interest, as of the date of determination, the price at which, in the reasonable good faith determination of the Triarc Board, such asset, property or interest would likely be sold in an arm's length transaction between a willing and able buyer and a willing and able seller, neither of which is an Affiliate of the other and neither of which is under compulsion to enter into such transaction, based on then prevailing market conditions and taking into account all circumstances determined to be relevant to the establishment of such price at such time, including, if applicable, multiples of EBITDA, revenues and net income for which asset management companies similar to Jurlique are being acquired and other relevant comparables, and in the case of equity securities, without any minority or illiquidity discounts or any discount based on the difference in voting or other rights conferred as a result of the provisions of this Agreement. "Fair Market Value" shall be determined as of the date of the event giving rise to the need to determine "Fair Market Value."

     "Fiscal Year" means the calendar year or, in the case of the first and last Fiscal Years of the Company, the fraction thereof commencing on the date of the filing of the Certificate of Formation or ending on the date on which the winding up of the Company is completed, as the case may be.

     "GAAP" means generally accepted accounting principles of the United States of America.

     "Interest Rate" means LIBOR, plus 450 basis points.

     "Issuance Date" means the execution date of this Agreement.

     "Issuance Date Value" means the value of the Jurlique Interest as of the Issuance Date as determined by the appraisal completed by a third-party appraiser.

     "Jurlique"   means   Jurlique   International   Pty  Ltd.,   an  Australian
corporation.

     "Jurlique Acquisition Date" means July 8, 2004.

     "Jurlique Interest" means the shares in the share capital of Jurlique that are owned by the Company.

     "Jurlique Interest Percentage" means, as of the date of any sale of all or a portion of the Jurlique Interest, a fraction (expressed as a percentage), the numerator of which is the Liquidation Value of the portion of the Jurlique Interest that is the subject of such sale, and the denominator of which is the Liquidation Value of the entire Jurlique Interest.

     "LIBOR" means, in relation to any relevant sum and any relevant period:

     (i) the rate shown on Bloomberg page "BBAM1" of the Bloomberg Screen as being the rate per annum at which Dollar deposits are offered for a period equal or comparable to such period at or about 11:00 a.m. (London time) on the second Business Day in London before the first day of such period; for this purpose "Bloomberg Screen" means the display page so designated on the Bloomberg service; or

     (ii) if at or about such time on the relevant day no such rate appears on the Bloomberg Screen, the rate shown on the Telerate Monitor Screen as being the rate per annum at which U.S. dollar deposits are offered for a period equal or comparable to such period at or about 11:00 a.m. (London time) on the second Business Day in London before the first day of such period; for this purpose "Telerate Monitor Screen" means the display designated as page "3750" on the Telerate Monitor system or such other page as may replace page "3750" on that system for the purpose of displaying offered rates for U.S. dollar deposits; or

     (iii) if at or about such time on the relevant day no such rate appears on the Telerate Monitor Screen, the rate per annum at which U.S. dollar deposits in an amount comparable to such sum are offered to Citibank, N.A. for such period by prime banks in the London interbank market at or about l1:00 a.m. (London time) on the second Business Day in London before the first day of such period, as determined by the Triarc Board.

     "Liquidation Value" means, as of the date of any sale of all or a portion of the Jurlique Interest, the amounts that would be received by the Company from Jurlique assuming that (i) Jurlique was dissolved, its affairs wound up and its assets sold for cash equal to their Fair Market Value, (ii) Jurlique's liabilities were satisfied, and (iii) the net assets of Jurlique were distributed to its shareholders in accordance with applicable law.

     "Manager" means a member of the Board of Managers.

     "Member" means any Class A Member or Class B Member.

     "Member Nonrecourse Debt Minimum Gain" means, with respect to each Member nonrecourse debt (which has the same meaning as "partner recourse debt" in Regulation Section 1.704-2(b)(4)), an amount equal to the Company Minimum Gain that would result if such Member nonrecourse debt were treated as a nonrecourse liability (as defined in Regulation Section 1.752-1(a)(2)) determined in accordance with Regulation Section 1.704-2(i)(3).

     "Member Nonrecourse Deductions" has the meaning specified for "partner nonrecourse deductions" in Regulation Section 1.704-2(i)(2).

     "Net Income" and "Net Loss" means, for each Fiscal Year or other period, the taxable income or loss of the Company, or particular items thereof, determined in accordance with the accounting method used by the Company for United States federal income tax purposes with the following adjustments: (a) all items of income, gain, loss, or deduction allocated pursuant to Section 4.3 (other than Section 4.3(h)) shall not be taken into account in computing such taxable income or loss; (b) any income of the Company that is exempt from United States federal income taxation and not otherwise taken into account in computing Net Income and Net Loss shall be added to such taxable income or loss; (c) if the Carrying Value of any asset is adjusted pursuant to the definition of Carrying Value, or an adjustment is made to the Capital Accounts under Section 4.3(h) with respect to a distribution of property, the amount of such adjustment shall be taken into account, immediately prior to the event giving rise to such adjustment, as gain or loss from the disposition of such asset for purposes of computing Net Income or Net Loss; (d) if the Carrying Value of any asset differs from its adjusted tax basis for United States federal income tax purposes, any gain or loss resulting from a disposition of such asset shall be calculated with reference to such Carrying Value; (e) if the Carrying Value of any asset differs from its adjusted tax basis for United States federal income tax purposes, the amount of depreciation, amortization or cost recovery deductions with respect to such asset shall for purposes of determining Net Income and Net Loss be an amount which bears the same ratio to such Carrying Value as the United States federal income tax depreciation, amortization or other cost recovery deductions bears to such adjusted tax basis (provided, that if the United States federal income tax depreciation, amortization or other cost recovery deduction is zero, the Board of Managers may use any reasonable method for purposes of determining depreciation, amortization or other cost recovery deductions in calculating Net Income and Net Loss); and (f) any expenditures of the Company that are described in Section 705(a)(2)(B) of the Code or are treated as described in Section 705(a)(2)(B) of the Code pursuant to Regulation Section 1.704-1(b)(2)(iv)(i) and not otherwise taken into account in computing Net Income and Net Loss shall be treated as deductible items.

     "Operating Reserve" means such amount as is determined by the Board of Managers in good faith to be necessary or prudent for the Company to maintain in order to satisfy the Company's accrued or anticipated expenses, including contingent liabilities, and otherwise to meet the operational needs of the Company's business.

     "Participating Members" means the Class A Members with respect to Class A Units, and the Class B Members with respect to Class B Units.

     "Participating Percentages" means, (i) in the case of a Class B Member, the Class B Percentage of such Member; and (ii) in the case of a Class A Member, the product of (x) the excess of 100%, over the Class B Profits Interest Percentage, and (y) such Class A Member's Class A Percentage.

     "Permitted Transferee" means (i) with respect to any individual Member, any Person that is, directly or indirectly, controlled by such Member or, upon the death of such Member, any Person who is the beneficiary of such Member's estate, whether by will or by intestate succession; and (ii) with respect to any Member that is not an individual, any Affiliate of such Member or any partner, member or shareholder of such Member or any of its Affiliates.

     "Person" means an individual, a corporation, a company, a voluntary association, a partnership, a joint venture, a limited liability company, a trust, an estate, an unincorporated organization, a governmental authority or other entity.

     "Profits Interests" means the right attaching to a Class B Unit with respect to distributions pursuant to Sections 3.1(a)(ii), 3.1(c) and 11.2(b)(iii)(y) (and distributions pursuant to Section 3.2 to the extent treated as made under such Sections).

     "Profits Interest Portion" means, with respect to each Class B Member's Class B Units, the right to distributions in respect of Profits Interests.

     "Protected Person" means each Member, each Affiliate of a Member, and the partners, members, shareholders, managers, officers, directors, representatives, agents and employees of the Company and each Member and such Affiliate, each Manager and any Person who was, at the time of the act or omission in question, such a Person.

     "Register of Members" means the register maintained by the Company setting forth, among other things, the name and address of each Member, its Capital Contributions to the Company, the number and class of Units held by such Member, and its applicable percentage interest in the Company.

     "Regulations" means the temporary and final regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

     "Retained Amount Tax Liability" means, with respect to any distribution to a Class B Member under Section 3.1(a)(ii) or 3.1(c), the product of (x) the taxable income allocated (or to be allocated) to such Class B Member with respect to such distribution as reasonably determined by the Board of Managers, and (y) the Tax Rate.

     "Subscription Agreement" means the Subscription Agreement entered into by a Class B Member and the Company pursuant to which such Class B Member subscribes for, and is issued, Class B Units.

     "Tax Liability" means, with respect to any Taxable Year or portion thereof, in the case of any Class of Units, the product of (x) the excess, if any, of (A) the distributive share of the taxable net income of the Company allocated to such Class of Units held by such Member for such Taxable Year or portion thereof, over (B) the amount of net operating loss or capital loss, as the case may be, allocated to such Class of Units held by such Member for a prior Taxable Year or for a prior portion of the current Taxable Year (to the extent not previously utilized in computing Tax Liability (taking into account the character of items composing such taxable net income)); and (y) the Tax Rate.

     "Tax Rate" means the highest marginal tax rates for an individual resident in New York City with consideration to any differential tax rate applicable to capital gains, qualified dividends or other income, and taking into account the deductibility of state and local income taxes as applicable at the time for United States federal income tax purposes and any limitations thereon, including pursuant to Section 68 of the Code.

     "Taxable Year" means the calendar year or such other fiscal period as may be required by the Code or the Regulations.

     "Termination Date" means, with respect to a Class B Member, the date that such Class B Member ceases to be employed by Triarc or any of its Affiliates.

     "Transfer" means to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting or otherwise), assign or in any other way encumber or dispose of, directly or indirectly and whether or not by operation of law or for value.

     "Triarc" means Triarc Companies, Inc., a Delaware corporation, and any successor thereto.

     "Triarc Board" means the board of directors of Triarc.

     "Triarc Change of Control" means (i) the acquisition by any Person or group (other than any member of the Control Group) of beneficial ownership, directly or indirectly, of 50% or more of the combined voting power of Triarc's outstanding securities entitled to vote generally in the election of directors, or (ii) a majority of the directors of Triarc being individuals who are not nominated by the Triarc Board.

     "Triarc Trigger Event" means the occurrence of any one of the following events: (i) the acquisition by any Person or group, other than any member of the Control Group, of beneficial ownership, directly or indirectly, of more than 35% of the combined voting power of Triarc's outstanding securities entitled to vote generally in the election of directors; provided, that the Control Group beneficially owns, directly or indirectly, less than 30% of the combined voting power of Triarc's outstanding securities entitled to vote generally in the election of directors; (ii) a majority of the directors of Triarc being individuals who are not nominated by the Triarc Board; (iii) the adoption of a plan relating to the liquidation or dissolution of Triarc; or (iv) the merger or consolidation of Triarc with or into another Person or the merger of another Person with or into Triarc, or the sale of all or substantially all of the assets of Triarc to another Person (other than a Person that is directly or indirectly controlled by one or more members of the Control Group), and in the case of any such merger or consolidation, the securities of Triarc that are outstanding immediately prior to such transaction are changed into or exchanged for cash, securities or property, unless pursuant to such transaction such securities are changed into or exchanged for, in addition to any other consideration, securities of the surviving Person or transferee that represent immediately after such transaction at least a majority of the combined voting power of the surviving Person or transferee.

     "Units" means the Class A Units or the Class B Units, as the case may be or as the context requires.

     "Unpaid Preferred Return" means, with respect to each Class A Member as of the date of any distribution of Available Net Cash, an amount equal to the excess on a cumulative basis of (i) an amount equal to 8% per annum compounded annually, on the Unrecovered Capital of such Class A Member's Class A Units from time to time, over (ii) the amounts distributed in respect of such Class A Member's Class A Units (x) under subclauses (A) and (C) of Section 3.1(a)(ii) (including advances thereof pursuant to Section 3.2), (y) under Sections 3.1(b)(ii) and 3.1(b)(iii) (including advances thereof pursuant to Section 3.2), and (z) under subclauses (B), (D) and (E) of Section 11.2(b)(iii)(y) (including advances thereof pursuant to Section 3.2). For purposes of determinations under clause (i) of this definition of "Unpaid Preferred Return," (A) except with respect to Capital Contributions made to the Company on or prior to the Issuance Date, computations shall be made from the date such Capital Contribution is made by the Class A Member to the Company; and (B) with respect to Capital Contributions made to the Company on or prior to the Issuance Date, computations shall be made from the Issuance Date.

     "Unrecovered Capital" means, with respect to each Class A Member as of any determination date, the excess of (i) the cumulative Capital Contributions made by the Class A Member in respect of its Class A Units as of such determination date, over (ii) the sum of the amount distributed in respect of such Class A Member's Class A Units (x) under subclause (C) of Section 3.1(a)(ii) (including advances thereof pursuant to Section 3.2) to the extent that related distributions to the Class B Members in respect of their Class B Units were limited by Attributable GAAP Net Profits pursuant to Section 3.1(b)(i), (y) under Section 3.1(b)(i) and (z) under Section 11.2(b)(iii)(y)(A).

     "Vested Profits Interest Portion" with respect to each Class B Member's Class B Units, has the meaning set forth in such Class B Member's Subscription Agreement.

     "Voting Interests" means the voting rights that attach to the Units as described in Section 6.8.

          (b) The following terms shall have the meaning defined in the Section indicated:


                  Defined Term                                Section Reference
                  ------------                                -----------------

                  Actual Release Amount                            3.6(a)
                  Adjustments                                      7.2
                  Board of Managers                                6.1(a)
                  Call Right                                       8.1(a)
                  Capital Account                                  2.6(a)
                  Cash/Note Consideration                          7.5(c)
                  Certificate of Formation                         Recital A
                  Class A Units                                    2.1(a)(i)
                  Class B Clawback                                 3.8
                  Class B Units                                    2.1(a)(ii)
                  Confidential Information                        13.8
                  Drag Transaction                                 9.2(a)
                  Drag-Along Notice                                9.2(b)
                  Drag-Along Right                                 9.2(a)
                  Drag-Along Sellers                               9.2(b)
                  Eighth Year Valuation                            7.1(a)
                  Executive Officers                               6.7(a)
                  Fifth Year Valuation                             7.1(a)
                  Financing Limitation                             8.3
                  Frozen Release Amount                            3.6(a)
                  Liabilities                                      6.9(a)
                  Memorandum Account                               3.5(a)
                  Negative Capital Account Limitation              3.1(b)(ii)
                  Newco                                            9.4(a)
                  Newco Securities                                 9.4(a)
                  Offering Notice                                  9.1(a)
                  Original Agreement                               Recital B
                  Other Officers                                   6.7(b)
                  Pro Rata Portion                                 9.3
                  Profits Interest Limitation                      3.1(b)(iii)
                  Regulatory Allocations                           4.3(g)
                  Reserve Period                                   3.5(b)
                  Restructuring Event                              9.4(a)
                  Restructuring Valuation                          9.4(a)
                  Retained Amount Percentage                       3.5(d)
                  Retained Amounts                                 3.5(a)
                  Seventh Year Valuation                           7.1(a)
                  Tag-Along Rightholder                            9.1(a)
                  Tag-Along Transaction                            9.1(a)
                  Tax Advances                                     3.2
                  Tax Matters Partner                              5.5
                  Tentative Release Amount                         3.6(a)
                  Third Party Purchaser                            9.1(a)
                  Valuations                                       7.1(a)
                  Withholding Advances                             3.3



                                     ARTICLE 2

                        CAPITALIZATION; RECAPITALIZATION

     2.1 Capitalization.

          (a) The membership interests of the Company shall be represented by:

               (i) Class A Units (the "Class A Units"); and

               (ii) Class B Units (the "Class B Units").

          (b) There shall initially be authorized (i) 10,000 Class A Units,  and
(ii) 100 Class B Units. With the affirmative vote of a majority of the Voting Interests of the Members, the Company may increase or decrease the number of authorized Units of any Class or subdivide or combine the number of issued Units of any Class into a greater or lesser number of Units. The Company may issue fractional Units.

          (c) Any Class B Units (or portion thereof) that are either purchased by Triarc pursuant to Article 7 or Section 8.1 or 8.2 or forfeited pursuant to a Class B Member's Subscription Agreement shall automatically upon any such purchase or forfeiture, as the case may be, be cancelled and deemed authorized but unissued.

     2.2 Recapitalization. Immediately upon the date of this Agreement, the membership interest in the Company held by Triarc Acquisition, LLC shall automatically be exchanged for such number of Class A Units as is set forth on Schedule A attached hereto.

     2.3 Capital Contributions.

          (a) As of the date hereof, each Class A Member has made Capital Contributions to the Company in the amounts set forth opposite each such Member's name in Schedule A attached hereto.

          (b) As of the date hereof, each Class B Member has made Capital Contributions to the Company in the amounts set forth in such Class B Member's Subscription Agreement.

          (c) From and after the date hereof, no Member shall have any obligation to make any Capital Contributions to the Company. A Member may, from time to time, make Capital Contributions to the Company if the Board of Managers consents to the making of such Capital Contributions.

     2.4 No Partition; No Drawings; Etc. No Member shall have the right to partition the assets of the Company or to cause the sale of any Company asset except as otherwise expressly set forth herein. No Member shall receive any salary or drawing with respect to its Capital Contributions or its Capital Account or for services rendered on behalf of the Company or otherwise in its capacity as a Member, except as otherwise provided in this Agreement. No interest shall be paid on Capital Contributions.

     2.5 Liabilities of Members. Except as otherwise expressly set forth herein or in the Act, the debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and no Member shall be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a Member.

     2.6 Capital Accounts.

     (a) A separate capital account (a "Capital Account") shall be maintained for each Member in accordance with Regulation Section 1.704-1(b)(2)(iv), and this Section 2.6 shall be interpreted and applied in a manner consistent therewith.

     (b) Each Member's Capital Account shall be increased by the amount of: (i) such Member's Capital Contributions pursuant to Section 2.3; (ii) any Net Income or other item of income or gain allocated to such Member pursuant to Section 4.1 or 4.3; and (iii) Company liabilities, if any, assumed by such Member or secured, in whole or in part, by any Company assets that are distributed to such Member. Each Member's Capital Account shall be decreased by the amount of: (i) cash and the fair market value (as reasonably determined in good faith by the Board of Managers) on the date of distribution of any other Company property distributed to such Member pursuant to Article 3 or Article 11; (ii) any Net Loss or other item of loss or deduction allocated to such Member pursuant to
Section 4.1 or 4.3; and (iii) liabilities, if any, of such Member assumed by the Company or secured, in whole or in part, by any assets contributed to the Company by such Member.

     (c) The Company shall also maintain a separate sub-Capital Account with respect to each Member's Classes of Units and the Profits Interest Portion of any Class B Member's Class B Units, which shall be maintained in accordance with the principles governing the Members' Capital Accounts.

     (d) If any Person becomes a substituted Member in accordance with this Agreement, such substituted Member shall succeed to the Capital Account of the transferor Member to the extent such Capital Account relates to the transferred Units (or portion thereof).



                                    ARTICLE 3

                                  DISTRIBUTIONS

     3.1 Distributions of Available Net Cash.

          (a) With respect to Available Net Cash that the Board of Managers determines to distribute to the Members, subject to Sections 3.1(b), 3.1(c), 3.2, 3.5, 3.6, 3.7 and 11.2, the Company shall apportion the amount of such Available Net Cash among the Participating Members in proportion to their Adjusted Capital Contributions, and such amounts shall be distributed as follows:

               (i) the amount so apportioned to the Class B Members shall be distributed to the Class B Members in proportion to their respective Class B Units;

               (ii) the amount so apportioned to each Class A Member shall, subject to Sections 3.1(b) and 3.1(c), be distributed as follows:

                    (A) first, to the Class A Member an amount equal to its share of the Unpaid Preferred Return;

                    (B) second, to the Class B Members in proportion to their respective Class B Percentages, until the Class B Members have received under this subclause (B) (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(c) to the extent treated as made under this subclause (B)), cumulative distributions equal to the product of the Class B Profits Interest Percentage and the sum of (i) cumulative amounts distributed (or treated as distributed) pursuant to subclause (A) of this Section 3.1(a)(ii) to the Class A Member (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(b) to the extent treated as made under subclause
(A)) and (ii) cumulative amounts distributed to the Class B Members pursuant to this subclause (B) (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(c) to the extent treated as made under this subclause (B)); and

                    (C) thereafter, to the Class A Member and the Class B Members in accordance with their respective Participating Percentages.

          (b) Notwithstanding anything in this Agreement to the contrary,

               (i) aggregate distributions to a Class B Member under Section 3.1(a)(ii) (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(c) to the extent treated as made under Section 3.1(a)(ii)), and distributions pursuant to subclause (C) and (D) of Section 11.2(b)(iii)(y) shall not exceed cumulative Attributable GAAP Net Profits with respect to such Class B Member (and any such excess amounts shall instead be distributed to the Class A Members in proportion to their Class A Units);

               (ii) no distributions to a Class B Member shall be made under this Agreement to the extent such distribution creates or increases a deficit in the Capital Account balance of the Class B Member with respect to its Class B Units (the "Negative Capital Account Limitation") (and any such amounts shall instead be distributed to the Class A Members in proportion to their Class A Units); and

               (iii) distributions to a Class B Member under this Agreement shall be limited as reasonably determined in good faith by the Board of Managers so that in the reasonable, good faith judgment of the Board of Managers the Profits Interests qualify as "profits interests" for U.S. federal tax purposes (the "Profits Interest Limitation") (and any such amounts shall instead be distributed to the Class A Members in proportion to their Class A Units).

          (c) If, and to the extent that, any distributions to a Class B Member are limited by the Profits Interest Limitation or by the Negative Capital Account Limitation, subsequent distributions of Available Net Cash under Section 3.1(a)(ii) and distributions under Section 11.2(b)(iii)(y) shall, subject to the provisions of Section 3.1(b), be made (i) first to the Class B Members, in proportion to and to the extent of, the amount necessary so that each Class B Member has received the amount of distributions such Class B Member would have been entitled to receive if there had been no such limitation and (ii) thereafter in accordance with Section 3.1(a)(ii) or Section 11.2(b)(iii)(y) (as the case may be).

     3.2 Tax Advances. Subject to Section 11.2, and to the extent of Available Net Cash, on a quarterly basis the Company shall distribute an amount to the Class A Members, with respect to Class A Units, and Class B Members, with respect to Class B Units, pro rata in proportion to the excess, if any, of (x) the Tax Liability computed for such Member with respect to each Class of Units for the Taxable Year (or portion thereof) that includes such quarter, over (y) the aggregate amount distributed to each such Member with respect to such Class of Units for the Taxable Year that includes such quarter pursuant to Section 3.1 (such distributions, "Tax Advances"). All Tax Advances made on behalf of a Member with respect to such Class of Units shall reduce the amount of the next succeeding distribution or distributions that would otherwise have been made to such Member with respect to such Class of Units or, if such distributions are not sufficient for that purpose, shall reduce the proceeds of liquidation otherwise distributable under Section 11.2 with respect to such Class of Units to such Member. To the extent that an amount otherwise distributable to a Member is so applied, it shall be treated for all purposes hereof as if such amount had actually been distributed to such Member with respect to such Class of Units pursuant to Sections 3.1, 3.5, 3.6, 3.7 and 11.2, as the case may be.

     3.3 Tax Withholding. To the extent the Company is required by applicable law to withhold or to make tax payments on behalf of or with respect to any Member (e.g., backup withholding) ("Withholding Advances"), the Company may withhold such amounts and make such tax payments as so required. All Withholding Advances made on behalf of a Member, plus interest thereon at a rate equal to the prime rate, as announced by Citibank, N.A., plus 2%, shall (i) be paid on demand by the Member on whose behalf such Withholding Advances were made (it being understood that no such payment shall increase such Member's Capital Contributions or Capital Account balance), or (ii) with the consent of the Board of Managers, in its sole discretion, be repaid by reducing the amount of the current or next succeeding distribution or distributions which would otherwise have been made to such Member or, if such distributions are not sufficient for that purpose, by so reducing the proceeds of liquidation otherwise payable to such Member. If repayment of a Withholding Advance is made by a Member pursuant to clause (ii), such Member shall not be required to pay any interest thereon. Notwithstanding the foregoing, whenever repayment of a Withholding Advance by a Member is made as described in clause (ii), for all other purposes of this Agreement such Member shall be treated as having received all distributions unreduced by the amount of such Withholding Advance. Each Member hereby agrees to fund, and otherwise reimburse the Company for any liability with respect to Withholding Advances (including interest thereon) required or made on behalf of or with respect to such Member (including penalties imposed with respect thereto) (it being understood that no such funding or reimbursement shall increase such Member's Capital Contributions or Capital Account balance).

     3.4 Distributions - General Principles.

          (a) Except as otherwise expressly provided in this Article 3 or in Articles 7, 8 and 11, no Member shall have the right to withdraw capital from the Company or to receive any distribution or return of any of its Capital Contributions.

          (b) Distributions pursuant to this Article 3 may be made to the Members in cash or in kind; provided, that distributions shall be made, to the extent practicable, in the same form and proportions as any cash or property is received by the Company. Any distributions of non-cash proceeds shall be made in the same form (and the same proportion with respect to cash distributed) as are received by the Company. Distributions of non-cash proceeds shall be made as if cash in an amount equal to the fair market value of such proceeds (as reasonably determined in good faith by the Board of Managers) were to be distributed.

     3.5 Retained Amounts - General.

          (a) The Company shall establish an account on its books, which shall be represented by a memorandum account (each, a "Memorandum Account") for each Class B Member and reflected in the Capital Account of such Class B Member in accordance with Section 2.6. Except as provided in Sections 3.5(b), (c) and (e), the Company shall retain as an asset of the Company an amount equal to 25% of the excess of (x) amounts otherwise distributable to a Class B Member pursuant to Section 3.1(a)(ii) and Section 3.1(c) (to the extent treated as made under Section 3.1(a)(ii)), over (y) the Retained Amount Tax Liability with respect to such distributions (the "Retained Amounts"). Retained Amounts in respect of a Class B Member shall be credited to such Class B Member's Memorandum Account. Any Retained Amounts that are distributed to a Class B Member as described in this Section 3.5 and Sections 3.6 and 3.7 shall be debited against such Class B Member's Memorandum Account.

          (b) Subject to Sections 3.5(c) and (d), 3.6 and 3.7, within 10 days following the second anniversary of the date on which each such portion of the Retained Amounts would otherwise have been distributed to a Class B Member (such period, the "Reserve Period"), an amount equal to such Retained Amounts shall be distributed to such Class B Member, without interest.

          (c) Any distributions to a Class B Member with respect to Retained Amounts shall be made in respect of amounts credited to such Class B Member's Memorandum Account in the order of the earliest of such credit entries to the most recent credit entry; provided that such distribution may be made in kind to the extent that the underlying distribution was also made in kind.

          (d) If any amount with respect to Retained Amounts is to be distributed to a Class B Member, then the amounts shall be distributed to such Class B Member in respect of whom a credit entry was originally made in his Memorandum Account in accordance with such Class B Member's Class B Percentage at the time such entry was made in his Memorandum Account (as adjusted pursuant to the following proviso, the "Retained Amount Percentage"); provided that if such Class B Member has been terminated for "cause" as defined in such Class B Member's Subscription Agreement, then the amount that shall be distributed shall be based on the then vested portion of the Class B Percentage at the time of such termination and any amounts remaining in such Class B Member's Memorandum Account shall be distributed and paid to the Class A Members in proportion to their Class A Units.

          (e) The provisions set forth in this Section 3.5, and Sections 3.6 and
3.7 shall no longer be applicable on or after the date of the occurrence of a Triarc Change of Control; it being understood that from and after such date, the Company shall not retain or holdback any Retained Amounts. Within 10 days following the date of occurrence of a Triarc Change of Control, all Retained Amounts that have theretofore been held back and retained by the Company shall be distributed in full to the Class B Members in accordance with the credit balances in their respective Memorandum Accounts, without interest.

     3.6 Write-Downs of Jurlique Interest.

          (a) If the Triarc Board determines in good faith that the Company is subject to a Cumulative Unrealized Loss as of the end of any Reserve Period, then the amount to be distributed to a Class B Member at the end of such Reserve Period (the "Tentative Release Amount") shall be reduced by an amount equal to the lesser of (x) the aggregate balance of the Memorandum Account of such Class B Member immediately prior to the end of such Reserve Period, and (y) the excess, if any, of (A) the product of the (i) Retained Amount Percentage with respect to the amount to be distributed to such Class B Member at the end of such Reserve Period, and (ii) the amount of such Cumulative Unrealized Loss, over (B) the aggregate balance of the Memorandum Account of such Class B Member immediately prior to the end of such Reserve Period attributable to other Reserve Periods. For purposes of this Section 3.6, "Frozen Release Amount" with respect to the end of each Reserve Period equals the excess of the Tentative Release Amount, over the amounts actually distributed to the Class B Members with respect to such Reserve Period (the "Actual Release Amount").

          (b) If, following any determination that the Company is subject to a Cumulative Unrealized Loss, there is a subsequent revaluation in the good faith determination of the Triarc Board that values the Company at an amount greater than the amount as of which it was valued as part of the determination of such Cumulative Unrealized Loss, then an amount shall be distributed to each Class B Member equal to the lesser of (x) the aggregate amounts of outstanding Frozen Release Amounts with respect to such Class B Member that would have been treated as Actual Release Amounts with respect to such Class B Member if the computations with respect to the related Reserve Period had been done on the basis of the subsequent revaluation, and (y) the aggregate balance in such Class B Member's Memorandum Account immediately prior to the date of such revaluation.

     3.7 Sale of Jurlique Interest; Restructuring Event. If there is a sale of all or a portion of the Jurlique Interest or a Restructuring Event occurs (whether or not the Company has been subject to a Cumulative Unrealized Loss), then an amount computed for each Class B Member equal to the lesser of (x) the aggregate balance of the Memorandum Account of such Class B Member immediately prior to such sale or the occurrence of a Restructuring Event, and (y) the product of (i) such Class B Member's Class B Percentage, (ii) the Jurlique Interest Percentage, and (iii) the amount of any Cumulative Unrealized Loss as of the date of such sale or the occurrence of such Restructuring Event, will be distributed and paid to the Class A Members in proportion to their Class A Units. In the case of a sale of all of the Jurlique Interest or the occurrence of a Restructuring Event, any outstanding balance in a Class B Member's
Memorandum Account after the distribution and payment described in the immediately preceding sentence, will be distributed to such Class B Member.

     3.8 Class B Clawback. If prior to February 15, 2013, (i) the Company receives a distribution upon the liquidation of Jurlique, (ii) the Company sells all or a portion of the Jurlique Interest, or (iii) a Restructuring Event occurs, each Class B Member shall return to the Company an amount equal to its Class B Clawback, which amount shall be distributed and paid to the Class A Members in proportion to their Class A Units. The "Class B Clawback" with respect to each Class B Member, means the amount necessary to cause (x) the aggregate distributions made by the Company to such Class B Member in respect of such Class B Member's Profits Interest Portion, not to exceed (y) the aggregate distributions that would have been due from the Company to such Class B Member pursuant to Section 11.2(b)(iii)(y) in respect of such Class B Member's final Profits Interest Portion determined on a cumulative basis as if distributions were made simultaneously (but computing the Unpaid Preferred Return for such purposes without regard to this assumption), and after taking into account, as of such determination date, all reduced distributions otherwise due to such Class B Member as a result of any unvested and forfeited Class B Units; provided, that, no Class B Member shall be required to return to the Company in respect of its Class B Clawback an amount that exceeds the lesser of (i) the product of such Class B Member's Class B Clawback and such Class B Member's Class B Clawback Percentage and (ii) an amount equal to the excess of the cumulative amount of distributions made to such Class B Member by the Company in respect of the Profits Interest Portion over such Class B Member's Deemed Cumulative Tax Liability with respect to the Profits Interest Portion. The amount of any outstanding Class B Clawback due under this Section 3.8 shall first offset and reduce any distributions to be made to such Class B Member under Section 3.1(a)(ii), 3.1(c) or 11.2(b)(iii)(y).


                                   ARTICLE 4

                                  ALLOCATIONS

     4.1 Allocations of Net Income and Net Loss. Except as otherwise provided in this Agreement, Net Income and Net Loss (and, to the extent necessary, individual items of income, gain, loss, deduction or credit) of the Company shall be allocated among the Class A Members and the Class B Members in a manner such that, after giving effect to the special allocations set forth in Section 4.3, the Capital Account of each Member with respect to Class A Units and Class B Units, immediately after making such allocation, is, as nearly as possible, equal (proportionately) to (i) the distributions that would be made to such Members pursuant to Sections 11.2(b)(iii) if the Company were dissolved, its affairs wound up and its assets sold for cash equal to their Carrying Value, all Company liabilities were satisfied (limited with respect to each nonrecourse liability to the Carrying Value of the assets securing such liability), and the net assets of the Company were distributed in accordance with Section 11.2(b)(iii) to the Members immediately after making such allocation, minus (ii) such Member's share of Company Minimum Gain and Member Nonrecourse Debt Minimum Gain, computed immediately prior to the hypothetical sale of assets, minus (iii) in the case of a Class B Member, any obligation of such Class B Member to make a Capital Contribution to the Company pursuant to Section 3.8 if the Company were dissolved at such time, plus (iv) in the case of a Class A Member, any right of such Class A Member to a distribution pursuant to Section 3.8 if the Company were dissolved at such time.

     4.2 Allocations For Income Tax Purposes. For United States federal, state and local income tax purposes, items of income, gain, loss, deduction and credit shall be allocated to the Members in accordance with the allocations of the corresponding items for Capital Account purposes under Sections 4.1 and 4.3, except that items with respect to which there is a difference between adjusted tax basis and Carrying Value will be allocated in accordance with Section 704(c) of the Code, the Regulations thereunder and Regulation Section 1.704-1(b)(4)(i) in a manner determined by the Board of Managers.

     4.3 Special Allocations.

          (a) Minimum Gain  Chargeback.  Notwithstanding  any other provision of
Section 4.2, if there is a net decrease in Company Minimum Gain or Member Nonrecourse Debt Minimum Gain (determined in accordance with the principles of Regulation sections 1.704-2(d) and 1.704-2(i)) during any Taxable Year, the Members shall be specially allocated items of Company income and gain for such year (and, if necessary, subsequent years) in an amount equal to their respective shares of such net decrease during such year, determined pursuant to Regulation sections 1.704-2(g) and 1.704-2(i)(5). The items to be so allocated shall be determined in accordance with Regulation Section 1.704-2(f). This
Section 4.3(a) is intended to comply with the minimum gain chargeback requirements in such Regulation sections and shall be interpreted consistently therewith, including that no chargeback shall be required to the extent of the exceptions provided in Regulation sections 1.704-2(f) and 1.704-2(i)(4).

          (b) Qualified Income Offset. If any Member unexpectedly received any adjustments, allocations or distributions described in Regulation Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6), items of Company income and gain shall be specially allocated to such Member in an amount and manner sufficient to eliminate the deficit balance in its Capital Account created by such adjustments, allocations or distributions as promptly as possible. This Section 4.3(b) is intended to comply with the "qualified income offset" requirement in such Regulation Section and shall be interpreted consistently therewith.

          (c) Gross Income Allocations. If any Member has a deficit Capital Account at the end of any Fiscal Year that is in excess of the sum of (i) the amount such Member is obligated to restore, if any, pursuant to any provision of this Agreement, and (ii) the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentences of Regulation sections 1.704-2(g)(1) and 1.704-2(i)(5), each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible; provided, that an allocation pursuant to this Section 4.3(c) shall be made only if and to the extent that a Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in
Section 4.2 and this Section 4.3 have been tentatively made as if Section 4.3(b) and this Section 4.3(c) were not in this Agreement.

          (d) Nonrecourse Deductions. Nonrecourse Deductions shall be allocated to the Members in proportion to their Capital Contributions.

          (e) Member Nonrecourse Deductions. Member Nonrecourse Deductions for any taxable period shall be allocated to the Member who bears the economic risk of loss with respect to the liability to which such Member Nonrecourse Deductions are attributable in accordance with Regulation Section 1.704-2(j).

          (f) Regulatory Compliance. The provisions of Sections 4.1, 4.2 and this Section 4.3 and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Regulation Section 1.704-1(b) and shall be interpreted and applied in a manner consistent with such Regulation. The Tax Matters Partner shall be authorized to make appropriate amendments to the allocations of items pursuant to Section 4.2 if necessary in order to comply with Section 704 of the Code or applicable Regulations thereunder; provided, that no such change shall have an adverse effect upon the amount distributable to any Member pursuant to this Agreement.

          (g) Curative Allocations. The allocations set forth in Sections 4.3(a), 4.3(b), 4.3(c), 4.3(d) and 4.3(e) (the "Regulatory Allocations") are intended to comply with certain requirements of the Regulations. The Tax Matters Partner is authorized to offset all Regulatory Allocations either with other Regulatory Allocations or with special allocations of income, gain, loss or deductions pursuant to this Section 4.3(g) in whatever manner it reasonably and in good faith determines appropriate so that, after such offsetting allocations are made, each Member's Capital Account balance is, to the extent possible, equal to the Capital Account balance such Member would have had if the Regulatory Allocations were not part of this Agreement and all items of income, gain, loss or deduction were allocated pursuant to Section 4.2. In exercising its discretion under this Section 4.3(g), the Tax Matters Partner shall take into account future Regulatory Allocations under Section 4.3(a) that, although not yet made, are likely to offset other Regulatory Allocations made under Sections 4.3(d) and 4.3(e).

          (h) Adjustments of Capital Accounts. The Capital Accounts of the Members may at the discretion of, and in the manner reasonably determined in good faith by, the Tax Matters Partner, be adjusted in accordance with Regulation Section 1.704-1(b)(2)(iv)(f), and thereafter maintained in accordance with Regulation Section 1.704-1(b)(2)(iv)(g), to reflect the fair market value of Company property as reasonably determined in good faith by the Board of Managers whenever an interest in the Company is relinquished to the Company, upon the issuance of a new or additional Units for more than a de minimis capital contribution to the Company, upon the issuance of any Class B Units, or upon a liquidation of the Company, and shall be adjusted in accordance with Regulation Section 1.704-1(b)(2)(iv)(e) in the case of a distribution of more than a de minimis amount of property (other than cash).


                                   ARTICLE 5

                    ACCOUNTING FOR THE COMPANY; TAX MATTERS

     5.1 Accounting for the Company. The Company shall use such method of accounting as may be determined by the Board of Managers that is consistent with GAAP or such other accounting methods and conventions as it may from time to time determine to be used in the preparation of the Company's tax returns.

     5.2 Books and Records; Access. The Board of Managers shall keep or cause to be kept complete and appropriate records and books of account of the Company prepared on the accrual method of accounting (unless otherwise determined by the Board of Managers). Such books and records will be retained by the Company for a period of three years following termination of the Company. Except as otherwise expressly provided herein, such books and records shall be maintained on the basis used in preparing the Company's federal income tax returns. The books and records shall be maintained at the principal office of the Company. The Company shall allow each Member, at its own expense, access to such books and records of the Company to examine and make copies thereof.

     5.3 Reports. After the end of each Fiscal Year (or portion thereof), the Board of Managers shall cause an audit of the Company's financial statements (including a balance sheet, statement of operations, statement of changes in Members' equity and statement of cash flows) for such Fiscal Year (or portion thereof). Such financial statements and a copy of the audit opinion thereon shall be delivered to each Member within 120 days after the end of each Fiscal Year (or portion thereof). Within 120 days after the end of each Fiscal Year (or portion thereof), the Company will also cause to be delivered to each Member a statement showing the balances in such Member's Capital Account as of the end of such Fiscal Year (or portion thereof).

     5.4 Tax Returns.

          (a) The Company shall prepare or cause the Company's accountants to prepare all income and other tax returns of the Company and shall cause the same to be filed in a timely manner. The expenses of preparing the Company's tax returns shall be expenses of the Company and not of any Member.

          (b) Within 90 days after the end of each Taxable Year, or as soon as reasonably practicable thereafter, the Company shall furnish to each Member such information (including completed schedule K-1s) regarding the amount of such Member's share in the Company's taxable income or loss for such year, in sufficient detail to enable such Member to prepare its United States federal, state and other tax returns. In addition, the Company shall timely furnish to each Member sufficient information as is reasonably requested to enable such Member to comply with any estimated income tax payment requirements.

     5.5 Tax Matters Partner. The Members agree and acknowledge that the "tax matters partner" of the Company within the meaning of Section 6231(a)(7) of the Code (the "Tax Matters Partner") shall be Triarc Acquisition, LLC. The Tax Matters Partner shall (i) prepare and file, or cause to be prepared and filed, all tax returns on behalf of the Company; (ii) make (or revoke) any elections under the Code or similar state, local or foreign law; and (iii) represent the Company in connection with any audit, claim for refund or administrative or judicial proceeding involving any asserted tax liability or refund with respect to the Company or the Members in their capacity as such. Triarc Acquisition, LLC shall be entitled to be reimbursed by the Company for all costs and expenses incurred by it as the Tax Matters Partner and to be indemnified by the Company (solely out of Company assets) with respect to any action brought against it in connection with its activities as Tax Matters Partner. Any Member who enters into a settlement agreement with respect to any Company item shall notify the Tax Matters Partner of such settlement agreement and its terms within 30 days after the date of settlement. This provision shall survive any termination of this Agreement.

     5.6 Treatment as Partnership. Notwithstanding anything in this Agreement to the contrary, the Board of Managers shall use commercially reasonable efforts taking into account then applicable law to ensure that the Company is at all times treated as a partnership for federal, state and local income tax purposes, and that the Company does not become treated as a "publicly traded partnership" or otherwise taxable as a corporation for any federal, state or local income tax purposes.


                                   ARTICLE 6

                               MANAGEMENT; VOTING

     6.1 Board of Managers.

          (a) General Powers. Subject to Section 6.6(b), the business and affairs of the Company shall be managed by or under the direction of a board of managers (the "Board of Managers"), which may exercise all such powers of the Company and perform all such lawful acts and things as are not by the Act or this Agreement required to be exercised or performed by the Members.

          (b) Number and Term of Office. The number of Managers shall be three or such other number as shall be fixed from time to time by a majority in Voting Interest of the Members. Managers need not be Members. Managers shall be elected upon the affirmative vote of a majority in Voting Interest of the Members and each Manager shall hold office until his successor is elected and qualified or until his earlier death or resignation or removal in the manner provided in this
Section 6.1. As of the date hereof, the members of the Board of Managers are Peter W. May, Francis T. McCarron and Brian L. Schorr.

          (c) Resignation. Any Manager may resign at any time by written notice to the Board of Managers. Such resignation shall take effect at the time specified in such notice or, if the time is not specified, upon receipt thereof by the Board of Managers. Unless otherwise specified therein, acceptance of such resignation shall not be necessary to make it effective.

          (d) Removal. Any or all of the Managers may be removed, with or without cause, at any time upon the affirmative vote of a majority in Voting Interest of the Members.

          (e) Vacancies. Vacancies occurring on the Board of Managers as a result of the removal of Managers without cause may be filled only upon the affirmative vote of a majority in Voting Interest of the Members. Vacancies occurring on the Board of Managers for any other reason, including vacancies occurring as a result of the creation of new positions that increase the number of Managers, may be filled upon the affirmative vote of a majority in Voting Interest of the Members, by a majority of the Managers then in office or by a written consent of the Board of Managers. If the number of Managers then in office is less than a quorum, such other vacancies may be filled by vote of a majority of the Managers then in office or by a written consent of the Board of Managers. Unless earlier removed pursuant to 6.1(d), each Manager chosen in accordance with this Section 6.1(e) shall hold office until the next annual election of Managers by the Members and until his or her successor shall be elected and qualified.

     6.2 Meetings of the Board of Managers.

          (a) Times and Places of Meetings. The Board of Managers may hold meetings, both regular and special, either within or without the State of Delaware. The times and places for holding meetings of the Board of Managers may be fixed from time to time by resolution of the Board of Managers or (unless contrary to a resolution of the Board of Managers) in the notice of the meeting.

          (b) Annual Meetings. As soon as practicable after each annual election of Managers by the Members, the Board of Managers may hold its annual meeting, without notice of such meeting, for the purposes of organization, the election of officers and the transaction of other business. The annual meeting of the Board of Managers may be held at any other time and place specified in a notice given as provided in Section 6.2(d) for special meetings of the Board of Managers or in a waiver of notice thereof.

          (c) Regular Meetings. Regular meetings of the Board of Managers may be held without notice at such times and at such places as shall from time to time be determined by the Board of Managers.

          (d) Special Meetings. Special meetings of the Board of Managers may be called by the President or the Secretary or by any two or more Managers then serving on at least one day's notice to each Manager given by one of the means specified in Section 6.2(g) other than by mail or courier service, or on at least three days' notice if given by mail or courier service. Special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of any two or more of the Managers then serving.

          (e) Telephone Meetings. Managers or members of any committee designated by the Board of Managers may participate in a meeting of the Board of Managers or of such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 6.2(e) shall constitute presence in person at such meeting.

          (f) Adjourned Meetings. A majority of the Managers present at any meeting of the Board of Managers, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place. At least one day's notice of any adjourned meeting of the Board of Managers shall be given to each Manager whether or not present at the time of the adjournment, if such notice shall be given by one of the means specified in Section 6.2(g) other than by mail or courier service, or at least three days' notice if by mail or courier service. Any business may be transacted at an adjourned meeting that might have been transacted at the meeting as originally called.

          (g) Notice Procedure. Subject to Sections 6.2(d) and 6.2(f), whenever, under the provisions of this Agreement, notice is required to be given to any Manager, such notice shall be deemed given effectively if given in person or by telephone, by mail addressed to such Manager at such Manager's address as it appears on the records of the Company, with postage thereon prepaid, or by nationally recognized courier service, telecopy, e-mail or similar means addressed as aforesaid.

          (h) Waiver of Notice. Whenever the giving of any notice is required by this Section 6.2, a waiver thereof, in writing, signed by the person or persons entitled to such notice, whether before or after the event as to which such notice is required, shall be deemed equivalent to notice. Attendance by a person at a meeting shall constitute a waiver of notice of such meeting except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the ground that the meeting has not been lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Managers or a committee of the Board of Managers need be specified in any written waiver of notice unless so required by this Agreement.

          (i) Organization. At each meeting of the Board of Managers, the President shall preside; and if the President is unavailable, then an Executive Vice President shall preside. The Secretary shall act as secretary at each meeting of the Board of Managers. In case the Secretary shall be absent from any meeting of the Board of Managers, an Assistant Secretary shall perform the duties of secretary at such meeting, and in the absence from any such meeting of the Secretary and all Assistant Secretaries, the person presiding at the meeting may appoint any person to act as secretary of the meeting.

     6.3 Quorum; Voting.

          (a) Quorum of Managers. The presence in person of a majority of the entire Board of Managers shall be necessary and sufficient to constitute a quorum for the transaction of business at any meeting of the Board of Managers, but a majority of a smaller number may adjourn any such meeting to a later date.

          (b) Action by Majority Vote. Except as otherwise expressly required by this Agreement, the act of a majority of the Managers present at a meeting at which a quorum is present shall be the act of the Board of Managers.

          (c) Written Consents. Unless otherwise restricted by this Agreement, any action required or permitted to be taken at any meeting of the Board of Managers or of any committee thereof may be taken without a meeting if all Managers or members of such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Managers or committee.

     6.4 Committees of the Board of Managers. The Board of Managers may, by resolution passed by a vote of the entire Board of Managers, designate one or more committees, each committee to consist of one or more of the Managers. The Board of Managers may designate one or more Managers as alternate members of any committee, who may replace any absent or disqualified member at any meeting of such committee. If a member of a committee shall be absent from any meeting, or disqualified from voting thereat, the remaining member or members present and not disqualified from voting, whether or not such member or members constitute a quorum, may, by a unanimous vote, appoint another member of the Board of Managers to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Managers passed as aforesaid, shall have and may exercise all the powers and authority of the Board of Managers in the management of the business and affairs of the Company. Unless otherwise specified in the resolution of the Board of Managers designating a committee, at all meetings of such committee a majority of the total number of members of the committee shall constitute a quorum for the transaction of business, and the vote of a majority of the members of the committee present at any meeting at which there is a quorum shall be the act of the committee. Each committee shall keep regular minutes of its meetings. Unless the Board of Managers otherwise provides, each committee designated by the Board of Managers may make, alter and repeal rules for the conduct of its business. In the absence of such rules, each committee shall conduct its business in the same manner as the Board of Managers conducts its business pursuant to Section 6.2.

     6.5 Compensation. The Board of Managers may determine the compensation of Managers. In addition, as determined by the Board of Managers, Managers may be reimbursed by the Company for their expenses, if any, in the performance of their duties as Managers. Managers who serve as members of any committee of the Board of Managers in consideration of serving as such shall be entitled to such additional amount per annum or such fees for attendance at committee meetings, or both, as the Board of Managers may from time to time determine, together with reimbursement for their expenses, if any, in the performance of their duties. No such compensation or reimbursement shall preclude any Manager from serving the Company in any other capacity and receiving compensation therefor.

     6.6 No Management by Members.

          (a) Except as otherwise expressly provided herein, the Members shall not take part in the day-to-day management, or the operation or control of the business and affairs, of the Company.

          (b) If all of the Class A Units are redeemed by the Company but the Class B Units remain outstanding, then (i) the management and control of the Company shall thereupon automatically vest in the Class B Members, acting by the vote of holders of a majority of the Class B Units, (ii) the provisions of Sections 6.1, 6.2, 6.3, 6.4 and 6.5 shall have no further force or effect, and
(iii) all references in this Agreement to "the Board of Managers" shall be automatically deemed to be a reference to actions to be taken or decisions to be made by holders of a majority of the Class B Units.

     6.7 Officers.

          (a) Executive Officers. As of the date hereof, the Board of Managers has elected as executive officers of the Company the persons listed on Schedule B attached hereto. The persons who may from time to time hold the office of President, Executive Vice President, Senior Vice President, Vice President or Secretary are referred to in this Agreement as "Executive Officers." The Board of Managers may from time to time appoint such other Executive Officers and agents of the Company as the interests of the Company may require and may fix their duties and terms of office. To the extent permitted by law, any number of offices may be held by the same person.

          (b) Other Officers. In addition to the Executive Officers elected by the Board of Managers pursuant to Section 6.7(a), the President may from time to time appoint such other officers of the Company, including Assistant Vice Presidents, Assistant Secretaries, Assistant Treasurers and Controllers, as the interests of the Company may require (the "Other Officers"); provided, however, that no Other Officer may be appointed to the office of President, Executive Vice President, Senior Vice President, Vice President or Secretary. Each appointment of an Other Officer shall be in writing and shall set forth the duties of the Other Officer being appointed and, subject to Section 6.7(c), such officer's term of office.

          (c) Term of Office. Each Executive Officer shall hold office until the annual meeting of the Board of Managers next succeeding such officer's election and until such officer's successor is elected and qualified, or until such officer's earlier death, resignation, retirement or removal. Each Other Officer shall hold office for a term to be decided by the appointing President; provided, however, that no such term shall be for a period longer than the term of office of the appointing President.

          (d) Removal of Officers. Any Executive Officer or Other Officer may be removed from office with or without cause at any time by the affirmative vote of a majority of the Board of Managers. Any Other Officer may also be removed from office at any time with or without cause by the President.

          (e) Vacancies. A vacancy in the position of any Executive Officer or Other Officer arising from any cause may be filled for the unexpired portion of the term by the Board of Managers. A vacancy in the position of any Other Officer arising from any cause may also be filled for the unexpired portion of the term by the President.

          (f) Compensation of Officers. The salaries or compensation, if any, of all Executive Officers shall be fixed by the Board of Managers or the Compensation Committee of the Board of Managers, if there be one. The salaries or compensation of the Other Officers may be fixed from time to time by the Board of Managers or the President.

          (g) President. The President shall be a member of the Board of Managers and shall be responsible for directing, administering and coordinating the business operations of the Company in accordance with policies, goals and objectives established by the Board of Managers. Such officer shall perform all other duties and enjoy all other powers which are commonly incident to the office of President or which are delegated to such officer by the Board of Managers. The President shall preside at meetings of the Members of the Company and the Board of Managers.

          (h) Executive Vice Presidents, Senior Vice Presidents and Vice Presidents Elected by the Board. The Executive Vice Presidents, the Senior Vice Presidents and the Vice Presidents elected by the Board of Managers pursuant to
Section 6.7(a), if there be any, shall have such powers and perform such duties as may from time to time be assigned to them by the Board of Managers or the President.

          (i) Secretary. The Secretary shall record the proceedings of all meetings of Members and of the Board of Managers which such officer attends in a book or books to be kept for that purpose. Such officer shall attend to the giving and serving of all notices on behalf of the Company and shall have custody of the records of the Company. Such officer shall, in general, perform all the duties and functions incident to the office of Secretary and shall also perform such other duties as may from time to time be assigned to such officer by the Board of Managers or the President.

          (j) Powers and Duties of Other Officers. The Other Officers shall have such powers and perform such duties as may from time to time be assigned to them by the Board of Managers or the President.

     6.8 Voting Rights of Members.

          (a) Each Class A Member shall be entitled to exercise a number of votes equal to the product of (i) 10, and (ii) the number of its Class A Units.

          (b) Each Class B Member shall be entitled to exercise a number of votes equal to the product of (i) one, and (ii) the number of his Class B Units.

          (c) Except as expressly set forth otherwise in this Agreement, the Class A Members and the Class B Members shall be entitled to vote, together as a single class, on all matters required by this Agreement or the Act to be voted on by the Members.

     6.9 Indemnification.

          (a) Indemnification of Protected Persons. To the fullest extent permitted by law, the Company shall indemnify, hold harmless, protect and defend each Protected Person against any losses, claims, damages or liabilities, including legal fees and expenses incurred in investigating or defending against any such losses, claims, damages or liabilities, and any amounts expended in settlement of any claims approved by the Board of Managers (collectively, "Liabilities"), to which any Protected Person may become subject:

               (i) by reason of any act or omission or alleged act or omission (even if negligent) performed or omitted to be performed in connection with the activities of the Company;

               (ii) by reason of the fact that he is or was acting in connection with the activities of the Company in any capacity or that he is or was serving at the request of the Company as a member, partner, shareholder, manager, director, officer, employee or agent of any Person; or

               (iii)by reason of any other act or omission or alleged act or omission arising out of or in connection with the activities of the Company; unless, in each case, with respect to a Protected Person, to the extent such Liability is found in a final and non-appealable judgment to have resulted from such Protected Person's own fraud, gross negligence or willful misconduct.

          (b) Reimbursement of Expenses. The Company shall promptly reimburse (and/or advance to the extent reasonably required) each Protected Person for reasonable legal or other expenses (as incurred) of each Protected Person in connection with investigating, preparing to defend or defending any claim, lawsuit or other proceeding relating to any Liabilities for which the Protected Person may be indemnified pursuant to this Section 6.9; provided, that (i) such Protected Person executes a written undertaking to repay the Company for such reimbursed or advanced expenses if it is finally determined by a court of competent jurisdiction that such Protected Person is not entitled to the indemnification provided by this Section 6.9, and (ii) in the event such claim, lawsuit or other proceeding is brought by the Company against such Protected Person or brought by such Protected Person against the Company, such Protected Person shall only be entitled to reimbursement of expenses in connection with investigating and preparing to defend itself against such claim (1) if and when it is finally determined by a court of competent jurisdiction that such Protected Person is entitled to indemnification under this Section 6.9, or (2) if the Company so determines that such Protected Person is entitled to advancement or prompt reimbursement of expenses prior to the final disposition of the proceeding.

          (c) Survival of Protection. The provisions of this Section 6.9 shall continue to afford protection to each Protected Person regardless of whether such Protected Person remains in the position or capacity pursuant to which such Protected Person became entitled to indemnification under this Section 6.9 and regardless of any subsequent amendment to this Agreement; provided, that no such amendment shall reduce or restrict the extent to which these indemnification provisions apply to actions taken or omissions made prior to the date of such amendment.

          (d) Recovery. The Company shall use its reasonable efforts to pursue other third party sources of indemnification in respect of any Liabilities for which it or any Protected Person may require indemnification in accordance with this Section 6.9. If any Protected Person recovers any amounts in respect of any Liabilities from insurance coverage or any third party source, then such Protected Person shall, to the extent that such recovery is duplicative, reimburse the Company for any amounts previously paid to it by the Company in respect of such Liabilities.

          (e) Reserves. If deemed appropriate or necessary by the Board of Managers, the Company may establish reasonable reserves, escrow accounts or similar accounts to fund its obligations under this Section 6.9.


                                   ARTICLE 7

                              PUT OF CLASS B UNITS

     7.1 Valuations.

          (a) If, on December 31 of the year in which the fifth, seventh or eighth anniversary of the Jurlique Acquisition Date occurs, the Company continues to own all or a portion of the Jurlique Interest, then, no later than January 31 of the following year, the Triarc Board shall conduct and complete a valuation of the Company, as of December 31 of the year in which such anniversary occurs (the "Fifth Year Valuation," the "Seventh Year Valuation," and the "Eighth Year Valuation," respectively, and together, the "Valuations"), and shall notify the Members in writing of such Valuation within five days after the completion of the applicable Valuation.

          (b) Each Valuation will value the Company, based on its Fair Market Value, taking into account such factors as the multiples of EBITDA, revenues and net income for which companies similar to Jurlique are being acquired and other relevant comparables.

     7.2 Fifth Year Put. Within five Business Days following the date of notification of the Fifth Year Valuation, a Class B Member shall be entitled to elect, by notice in writing to Triarc to be given in such five Business Day period, to require Triarc to purchase from such Class B Member, for a payment, at the election of Triarc, to be paid in full in cash (but subject to the Financing Limitation) or in the form of the Cash/Note Consideration, Class B Units held by him representing up to 50% of the sum of (i) the Class B Units that were originally granted to him, and (ii) any additional Class B Units granted to him thereafter up to the fifth anniversary of the Jurlique Acquisition Date, in both cases, (x) as adjusted, if applicable, to reflect any reclassification of the membership interests of the Company, any recapitalization of the Company or any other modifications to the capital structure of the Company (collectively, the "Adjustments"), and (y) to the extent of the Vested Profits Interest Portion of such Class B Units and to the extent that such Class B Units have been held by such Class B Member for more than two years.

     7.3 Seventh Year Put. Within five Business Days following the date of notification of the Seventh Year Valuation, a Class B Member shall be entitled to elect, by notice in writing to Triarc to be given in such five Business Day period, to require Triarc to purchase from such Class B Member, for a payment, at the election of Triarc, to be paid in full in cash (but subject to the Financing Limitation) or in the form of the Cash/Note Consideration, Class B Units held by him representing up to the excess of (i) 75% of the sum of (x) the Class B Units that were originally granted to him, and (y) any additional Class B Units granted to him thereafter up to the seventh anniversary of the Jurlique Acquisition Date, in both cases, (1) as adjusted, if applicable, to reflect any Adjustments, and (2) to the extent of the Vested Profits Interest Portion of such Class B Units and to the extent that such Class B Units have been held by such Class B Member for more than two years, over (ii) any portion of the Vested Profits Interest Portion of the Class B Units of such Class B Member that Triarc purchased from such Class B Member following the Fifth Year Valuation pursuant to Section 7.2.

     7.4 Eighth Year Put. Within five Business Days following the date of notification of the Eighth Year Valuation, a Class B Member shall be entitled to elect, by notice in writing to Triarc to be given in such five Business Day period, to require Triarc to purchase from such Class B Member, for a payment, at the election of Triarc, to be paid in full in cash (but subject to the Financing Limitation) or in the form of the Cash/Note Consideration, all or a portion of the Class B Units held by him to the extent that such Class B Units have vested and been held by such Class B Member for more than two years. For the avoidance of doubt, any purchase by Triarc of Class B Units pursuant to this
Section 7.4 shall include the Capital Interest Portion and the Vested Profits Interest Portion of such Class B Units (or a proportionate portion thereof if the Class B Member wishes to sell only a portion of his Class B Units).

     7.5 Payment.

          (a) For the purposes of Sections 7.2, 7.3 and 7.4, the payment for the Vested Profits Interest Portion and, if applicable, the Capital Interest Portion, of Class B Units shall be computed based on the Fifth Year Valuation, Seventh Year Valuation or Eighth Year Valuation, as applicable, as if the Company had been sold for an amount equal thereto, and the distributions that would be received by the Members under Section 11.2(b)(iii) assuming a hypothetical liquidation of the Company on a Fair Market Value basis. When determining the amount payable to a Class B Member in respect of his Class B Units pursuant to Sections 7.2, 7.3 and/or 7.4, (i) any Tax Advances previously made to such Class B Member will be taken into account (to the extent not previously taken into account in the payments made under Sections 7.2 and/or 7.3, as applicable) and (ii) any Class B Clawback and/or Retained Amounts will be taken into account.

          (b) Any payments required to be made to a Class B Member following the exercise of a put right described in Section 7.2, 7.3 or 7.4 shall be payable within 30 days following the date of delivery by such Class B Member of his notice to exercise such right.

          (c) If, following the exercise of a put right as described in Section 7.2, 7.3 or 7.4, Triarc elects to make payment in the form of the Cash/Note Consideration, such consideration will be made as follows, but in all cases subject to the Financing Limitation (the "Cash/Note Consideration"):

               (i) 50% of the amount payable to the Class B Member shall be paid in cash; and

               (ii) the balance of the amount payable to the Class B Member shall be paid by way of a note, with a maturity date no later than the second anniversary of the closing of the sale and purchase of the Vested Profits Interest Portion and, if applicable, the Capital Interest Portion, of Class B Units, subject to full and immediate acceleration if a Triarc Change of Control occurs, and bearing interest at an annual rate equal to the Interest Rate, which interest shall be payable in cash annually.

     7.6 Termination of Put Rights. This Article 7 shall automatically terminate and have no force or effect upon the occurrence of a Restructuring Event.


                                   ARTICLE 8

             TRIARC CALL RIGHT; ADDITIONAL CLASS B MEMBER PUT RIGHT

     8.1 Triarc Call Right.

          (a) Upon a Class B Member's Termination Date or upon the occurrence of a Triarc Trigger Event, unless such Class B Member continues as a director of Triarc or a consultant to Triarc on terms reasonably satisfactory to Triarc for purposes of this Section 8.1, in such latter case, then upon such Class B Member ceasing to be a director of or consultant to Triarc, Triarc or its designee shall have the right (but not the obligation) (the "Call Right") to acquire from time to time, in whole or in part in one or more transactions, the Capital Interest Portion and the Vested Profits Interest Portion of the Class B Units of such Class B Member at a purchase price equal to the aggregate Fair Market Value thereof (taking into account the distributions that would be received by the Members under Section 11.2(b)(iii) assuming a hypothetical liquidation of the Company on a Fair Market Value basis and the application of Section 3.8, if applicable, with respect to any Class B Clawback), and if the determination is made in the sixth, eighth or ninth year following the Jurlique Acquisition Date, such determination shall be based on the applicable Valuation, as adjusted by the Triarc Board to take into account any circumstances or events that, in the reasonable judgment of the Triarc Board, (i) have occurred since the determination of such Valuation, and (ii) have affected the value of Jurlique. Triarc may exercise its Call Right at any time following a Class B Member's Termination Date by notice in writing to such Class B Member. In the case of Triarc's exercise of the Call Right following a Triarc Trigger Event, all of the unvested Profits Interest Portion of a Class B Member's Class B Units shall, immediately prior to the exercise of the Call Right, be deemed to have vested in full.

          (b) In the case of Triarc's exercise of the Call Right following a Class B Member's Termination Date, subject to the Financing Limitation and to
Section 8.1(c), the purchase price may, at Triarc's election, be paid in full in cash, or by way of Cash/Note Consideration, in which case, the portion of the purchase price payable in cash shall be paid at the closing of the sale and purchase of such Class B Member's Class B Units. Any payments due from Triarc shall take into account any Tax Advances previously received by the Class B Member, and any Retained Amounts and Class B Clawback obligations of such Class B Member.

          (c) In the case of Triarc's exercise of the Call Right following a Triarc Trigger Event, subject to the Financing Limitation, the purchase price shall be paid by Triarc in cash.

     8.2 Class B Member Put Right. Subject to the Financing Limitation, within 30 days following the Termination Date of a Class B Member, unless such Class B Member continues as a director of or a consultant to Triarc on terms reasonably satisfactory to Triarc for purposes of this Section 8.2, in such latter case, then upon such Class B Member ceasing to be a director of or consultant to Triarc, such Class B Member shall have the right (but not the obligation) to require Triarc to purchase all of the Capital Interest Portion of his Class B Units at a cash purchase price equal to (x) the Fair Market Value thereof (taking into account the distributions that would be received by the Members under Section 11.2(b)(iii) assuming a hypothetical liquidation of the Company on a Fair Market Value basis and the application of Section 3.8, if applicable, with respect to any Class B Clawback), and if the determination is made in the sixth, eighth or ninth year following the Jurlique Acquisition Date, such determination shall be based on the applicable Valuation, as adjusted by the Triarc Board to take into account any circumstances or events that, in the reasonable judgment of the Triarc Board, (1) have occurred since the determination of such Valuation, and (2) have affected the value of Jurlique, or
(y) in the case where the Class B Member was terminated for Cause (as defined in such Class B Member's Subscription Agreement), at a purchase price equal to the lower of cost and the Fair Market Value thereof (as such Fair Market Value is determined as described in this Section 8.2). Any payments due from Triarc shall take into account any Tax Advances previously received by the Class B Member, and any Retained Amounts and Class B Clawback obligations of such Class B Member.

     8.3 Financing Limitation. Notwithstanding the provisions of Article 7 and Sections 8.1 and 8.2, Triarc shall not be obligated to take any action or make any payment in satisfaction of the exercise by a Class B Member of his put right under Article 7 or Section 8.2 or by Triarc of its Call Right if (i) in the case of any payment to be made by Triarc in cash, an event of default should then exist and be continuing, in either case, under the terms of any agreement with an unaffiliated third party for indebtedness for borrowed money to which Triarc is a party or is bound at the time, or (ii) such action or payment would constitute a default or event of default or result in a mandatory prepayment requirement under the terms of any agreement with an unaffiliated third party for indebtedness for borrowed money to which Triarc is a party or is bound at the time (each, a "Financing Limitation"). If the obligation of Triarc to make payments in connection with the exercise by a Class B Member of his put right under Article 7 or Section 8.2 or by Triarc of its Call Right is suspended due to a Financing Limitation, Triarc shall make payment at the earliest practicable date following the date when such payment would no longer contravene a Financing Limitation, together with interest at the Interest Rate from (and including) the date payment would have been due had the Financing Limitation not existed at the time of exercise of the put right or the Call Right to (but excluding) the date of payment.

     8.4 Termination of Put/Call Rights. This Article 8 shall automatically terminate and have no force or effect upon the occurrence of a Restructuring Event.


                                    ARTICLE 9

            TAG-ALONG RIGHTS; DRAG-ALONG RIGHTS; RESTRUCTURING EVENT

     9.1 Tag-Along Rights.

          (a) Tag-Along Right. If one or more Class A Members wish to transfer 15% or more of its Class A Units to any Person (other than to an Affiliate of such Class A Members) (a "Third Party Purchaser") in a single transaction or a series of related transactions, then each Class B Member (each, a "Tag-Along Rightholder") shall have the right to sell to such Third Party Purchaser, upon the terms set forth in a notice delivered to each Tag-Along Rightholder (an "Offering Notice"), a Pro Rata Portion of his Class B Units as determined in accordance with Section 9.3 (a "Tag-Along Transaction").

          (b) Exercise of Rights. The Class A Members shall give the Offering Notice to each Tag-Along Rightholder of each proposed sale by them of Class A Units that gives rise to the rights of the Tag-Along Rightholders set forth in this Section 9.1, at least 15 days prior to the proposed consummation of such sale, setting forth the number of Class A Units that they propose to sell to the Third Party Purchaser, the name and address of the proposed Third Party Purchaser, the proposed amount and form of consideration and terms and conditions of payment offered by such Third Party Purchaser, and the Pro Rata Portion of Class B Units that such Tag-Along Rightholder may sell to such Third Party Purchaser as determined in accordance with Section 9.3. The tag-along rights provided by this Section 9.1 must be exercised by any Tag-Along Rightholder wishing to sell his Class B Units within 10 days following receipt of the Offering Notice, by delivery of a written notice to the Class A Members indicating such Tag-Along Rightholder's wish to exercise its rights and specifying the number of Class B Units (up to the Pro Rata Portion of his Class B Units required to be purchased by such Third Party Purchaser) it wishes to sell; provided that any Tag-Along Rightholder may waive his rights under this
Section 9.1 prior to the expiration of such 10-day period by giving written notice to the Class A Members, with a copy to the Company. The failure of a Tag-Along Rightholder to respond within such 10-day period shall be deemed to be a waiver of such Tag-Along Rightholder's rights under this Section 9.1. If a Third Party Purchaser fails to purchase Class B Units from any Tag-Along Rightholder that has properly exercised its tag-along rights pursuant to this
Section 9.1, then the Class A Members shall not be permitted to consummate the proposed sale of the Offered Units, and any such attempted sale shall be null and void ab initio.

     (c) Closing of Tag-Along Transaction. At the closing of the Tag-Along Transaction, (i) if required by the definitive agreements governing such Tag-Along Transaction, each Tag-Along Rightholder who has exercised his rights under this Section 9.1 shall deliver instruments of transfer for the Class B Units being sold by him, and such Class B Units shall be free and clear of any Liens (other than those arising hereunder and those attributable to actions by the Third Party Purchaser) and each such Tag-Along Rightholder shall so represent and warrant, and shall further represent and warrant that he is the sole beneficial and record owner of such Class B Units, (ii) the Third Party Purchaser or a paying agent (if provided in the definitive agreements governing such Tag-Along Transaction) shall deliver to the such Tag-Along Rightholders payment in full in immediately available funds or securities, as applicable, for the Class B Units purchased by the Third Party Purchaser, and (iii) all of the parties to the transaction shall execute such additional documents as are otherwise reasonably necessary or appropriate to consummate the Tag-Along Transaction.

     9.2 Drag-Along Right.

          (a) Triggering Event. Notwithstanding anything to the contrary set forth in Section 9.1, if the Class A Members desire to Transfer all or a portion of their Class A Units to any Third Party Purchaser in a transaction (a "Drag Transaction") that would result in the Third Party Purchaser owning at least 80% of the issued Class A Units, then the Class A Members may, subject to the provisions of this Section 9.2 (the "Drag-Along Right"), require each of the Class B Members to sell, transfer and deliver to the Third Party Purchaser a Pro Rata Portion of their Class B Units as determined pursuant to Section 9.3.

          (b) Drag-Along Notice. If the Class A Members wish to exercise the Drag-Along Right, then the Class A Members shall give written notice (the "Drag-Along Notice") to the Company setting forth the name and address of the Third Party Purchaser, the estimated date on which such Drag Transaction is proposed to be consummated, the proposed amount and form of consideration and any other material terms and conditions of such Drag Transaction. The Company shall immediately (but in any event not later than two Business Days) give a copy of the Drag-Along Notice to each Class B Member (the "Drag-Along Sellers"). Each Drag-Along Seller shall be obligated to (i) sell all of the Pro Rata Portion of his Class B Units in the Drag Transaction on the terms and conditions set forth in the definitive agreements governing the Drag Transaction and (ii) otherwise take all necessary actions to cause the consummation of such Drag Transaction.

          (c) Closing of Drag Transaction. At the closing of the Drag Transaction, (i) if required by the definitive agreements governing such Drag Transaction, each Drag-Along Seller shall deliver instruments of transfer for the Class B Units being sold by him, and such Class B Units shall be free and clear of any Liens (other than those arising hereunder and those attributable to actions by the Third Party Purchaser) and each Drag-Along Seller shall so represent and warrant, and shall further represent and warrant that he is the sole beneficial and record owner of such Class B Units, (ii) the Third Party Purchaser or a paying agent (if provided in the definitive agreements governing such Drag Transaction) shall deliver to the Drag-Along Sellers payment in full in immediately available funds or securities, as applicable, for the Class B Units purchased by the Third Party Purchaser, and (iii) all of the parties to the transaction shall execute such additional documents as are otherwise reasonably necessary or appropriate to consummate the Drag Transaction.

     9.3 Pro Rata Sale. The "Pro Rata Portion" of a Class B Member's Class B Units permitted (in the case of the tag-along rights set forth in Section 9.1), or required (in the case of a Drag-Along Right) to be transferred to a Third Party Purchaser, and the sharing of proceeds related to any such transfers of Units to the Third Party Purchaser, shall be determined based on the distributions that would be made by the Company to the Members assuming; (i) a hypothetical liquidation of the Company on a Fair Market Value basis (including, with respect to the Jurlique Interest, a Liquidation Value), taking into account the price proposed to be paid by the Third Party Purchaser, and (ii) the application of Section 3.8, if applicable, with respect to any Class B Clawback.

     9.4 Distribution of Jurlique Interest.

          (a) Valuation in connection with Spin-Off. If Triarc determines that it wishes to spin-off or otherwise restructure Jurlique with the objective of ultimately distributing to the stockholders of Triarc the economic benefit of 85% or more of the equity interests in Jurlique that are represented by the Class A Units (a "Restructuring Event") (which will be effected through the distribution of the equity securities of a newly-formed entity ("Newco" and such securities of Newco, the "Newco Securities") that will hold all of the equity interests of Jurlique as described in this Section 9.4), Triarc shall first conduct a valuation of the Class A Units and the Class B Units (the "Restructuring Valuation"). The Restructuring Valuation shall be the Triarc Board's good faith determination, made in consultation with the investment bankers or other financial advisors engaged by Triarc in connection with the Restructuring Event, of the fair market value of Newco, and the distributions that would be made by the Company to the holders of Class A Units and the Class B Units under Section 11.2 assuming a hypothetical liquidation of the Company on a Fair Market Value basis and the application of Section 3.8, if applicable, with respect to any Class B Clawback.

          (b) Distribution of the Jurlique Interest. Prior to the consummation of a Restructuring Event, Triarc will cause the Company to distribute to the holders of the Class A Units and the Class B Units such portions of the Jurlique Interest as are attributable to their respective Units, based on the Restructuring Valuation, except that if such distribution were to occur prior to the second anniversary of the date hereof, then the Jurlique Interest attributable to the Class B Units shall continue to be held by the Company. The Company shall be deemed to have redeemed the Units in respect of which it has made a distribution of the attributable portions of the Jurlique Interest. For the avoidance of doubt, in connection with such distribution of the applicable portion of the Jurlique Interest to the holders of the Class B Units (or the retention of such the Jurlique Interest by the Company, as applicable), the Profits Interest Portion of the Class B Units will be automatically extinguished.

          (c) Contribution to Newco. Following the distribution of the Jurlique Interest as set forth in Section 9.4(b), the holders of the Jurlique Interest (i.e., the holders of the Class A Units and the Class B Units (or the Company, if applicable)) shall contribute their respective portions of the Jurlique Interest to Newco in exchange for an appropriate number of Newco Securities, based on the Restructuring Valuation, and Triarc will thereafter cause Triarc Acquisition, LLC to distribute its Newco Securities to Triarc, and Triarc will then distribute such Newco Securities to its stockholders.

          (d) Company Holding Newco Securities. If, in connection with a Restructuring Event and the redemption of all of the Class A Units, the Company holds Newco Securities on behalf of the Class B Members, then (i) all major decisions involving the Company shall be made upon the approval of holders of a majority of the Class B Units and (ii) immediately following the second anniversary of the date hereof, the Company will be dissolved and the Newco Securities distributed to the Class B Members. For this purpose, each Class B Member hereby grants an irrevocable power of attorney to each of Nelson Peltz, Peter W. May and Edward Garden, acting singly, to execute such instruments that any of them deems necessary or advisable to effect such dissolution and distribution.

          (e) Registration Rights. In connection with the Restructuring Event, Triarc shall cause Newco to enter into a registration rights agreement in customary form with the Class B Members (and/or, if applicable, the Company), which shall include demand, piggyback and Form S-3 registration rights, pursuant to which Newco agrees to register the Newco Securities that are held by the Class B Members (and/or, if applicable, the Company) (subject to customary cutback provisions) pursuant to the Securities Act of 1933, as amended, at the expense of Newco.

     9.5 Jurlique IPO. In the event of an initial public offering of any equity interests in Jurlique (or any entity utilized to effect such initial public offering), the receipt of such equity interests by the Company shall not in and of itself give rise to any distribution or other rights under this Agreement to the Members.

                                    ARTICLE 10

               TRANSFER RESTRICTIONS AND ADMISSION OF NEW MEMBERS

     10.1 Transfer Restrictions. No holder of Units may Transfer all or any part of its Units, except for Transfers to Permitted Transferees of such Member or as provided in Article 7, 8 or 9, without the prior written consent of the Board of Managers.

     10.2 Additional Restrictions on Transfers.

          (a) Notwithstanding any other provisions of this Article 10, no Transfer of a Unit may be made unless the Transferring Member shall deliver to the Company an opinion of counsel reasonably satisfactory in form and substance to the Company (which opinion may be waived, in whole or in part, at the discretion of the Company), to the effect that:

               (i) such Transfer would not cause the Company to lose its status as a partnership that is not a publicly-traded partnership for United States federal income tax purposes and, unless the Board of Managers determines it to be immaterial, would not cause a termination of the Company pursuant to Section 708 of the Code; and

               (ii) such Transfer would not violate any federal securities laws or any state securities or "blue sky" laws (including any investor suitability standards) applicable to the Company or the Units to be Transferred; and such opinion of counsel is delivered in writing to the Company prior to the date of the Transfer.

          (b) Each Member agrees that it will, prior to the Transfer of Units by that Member, pay all reasonable expenses, including attorneys' fees, incurred by the Company in connection with such Transfer.

          (c) Any purported Transfer of any Unit that is not made in compliance with this Agreement is hereby declared to be null and void and of no force or effect whatsoever.

          (d) The Company may reasonably interpret and is hereby authorized to take such action as it deems necessary or desirable to effect the foregoing provisions of this Section 10.2.

     10.3 Assignees.

          (a) The Company shall not recognize for any purpose any purported Transfer of all or any part of a Unit of a Member unless the provisions of this
Article 10 shall have been complied with and there shall have been filed with the Company a dated notification of such Transfer, executed and acknowledged by both the transferor and the transferee, and such notification (i) contains the acceptance by the transferee of all of the terms and provisions of this Agreement and an express assumption of responsibility for all obligations or liabilities of the transferor under this Agreement (in its capacity as a Member or otherwise), (ii) contains representations of both parties that such Transfer was made in accordance with all applicable laws and contractual obligations, and
(iii) is otherwise in form and substance acceptable to the Company.

          (b) Except as set forth in Section 10.3(a), any Member who Transfers all of its Units shall cease to be a Member and shall not retain any statutory rights as a Member.

          (c) For purposes of this Agreement, in the case of any Transfer of Class B Units permitted hereunder, the termination of employment with Triarc or any of its Affiliates of the transferor shall result in Triarc and any such permitted transferee being entitled and subject to the same rights and obligations as if the Transferred Class B Units had continued to be held by the Transferring Class B Member immediately prior to such Member's termination.

     10.4 Admission of Additional Members.

          (a) The Board of Managers may cause the Company to admit additional Members upon the execution by such additional Members of a letter of acceptance of the terms and conditions of this Agreement. In addition, a newly admitted Member may be permitted or required to make a contribution to the Company to acquire a Unit. Notwithstanding the foregoing, no additional Class A Members may be admitted without the consent of those Class A Members holding at least 80% of the Class A Percentage.

          (b) The admission of any Person as a substitute Member shall be conditioned upon such Person's written acceptance and adoption of all the terms and provisions of this Agreement.

          (c) Any Permitted Transferee of a Member or any other Person to whom any Units are Transferred under this Agreement as permitted under this Agreement shall be automatically admitted as a substitute or additional Member concurrently with the effective date of the applicable Transfer of Units.


                                   ARTICLE 11

            DISSOLUTION, LIQUIDATION AND TERMINATION OF THE COMPANY

     11.1 Events Causing Dissolution. The Company shall dissolve and its affairs shall be wound up upon the happening of any of the following events:

          (a) the sale or other disposition at one time of all or substantially all of the assets of the Company;

          (b) the affirmative consent of at least 75% in Voting Interest of the Members; or

          (c) the entry of a decree of judicial dissolution pursuant to Section 18-802 of the Act.

     11.2 Liquidation.

          (a) Upon dissolution of the Company, the Board of Managers, or if the Board of Managers appoints a liquidating trustee for the Company, then the liquidating trustee, shall commence to wind up the affairs of the Company and to liquidate its assets. The Board of Managers (or the liquidating trustee if one shall have been appointed) shall have full right and unlimited discretion to determine the time, manner and terms of any sale or sales of Company assets pursuant to such liquidation for the purpose of obtaining, in its opinion, fair value for such assets, having due regard to the activity and condition of the relevant markets and general financial and economic conditions. Prior to the distribution of all of the assets of the Company, the business of the Company and the affairs of the Members, as such, shall continue to be governed by this Agreement.

          (b) Upon the liquidation of the Company, the Board of Managers (or the liquidating trustee if one shall have been appointed) shall distribute the proceeds of such liquidation in the following order of priority, unless otherwise required by mandatory provisions of applicable law:

               (i) First, to the payment of all debts and liabilities of the Company, including expenses of its liquidation.

               (ii) Second, to the setting up of any reserves which the Board of Managers (or the liquidating trustee if one shall have been appointed) may deem necessary for any contingent or unforeseen liabilities or obligations of the Company or of the Members arising out of or in connection with the Company.

               (iii)Third, the Company shall apportion any remaining amounts among the Participating Members in proportion to their Adjusted Capital Contributions, and such amounts shall be distributed as follows:

                    (x) first, the amount so apportioned to the Class B Members shall, subject to the Negative Capital Account Limitation and Profits Interest Limitation, be distributed to Class B Members in proportion to their Class B Units;

                    (y) second, the amount so apportioned to each Class A Member shall, subject to Sections 3.1(b) and 3.1(c), be distributed to such Class A Member and to the Class B Members as follows:

                    (A) first, to the Class A Member in an amount equal to its then Unrecovered Capital;

                    (B) second, to the Class A Member in an amount equal to its then Unpaid Preferred Return;

                    (C) third, to the Class B Members in proportion to their respective Class B Percentages, until the Class B Members have received under this subclause (C) and Section 3.1(a)(ii)(B) (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(c) to the extent treated as made under this subclause (C) and Section 3.1(a)(ii)(B)), cumulative distributions equal to the product of the Class B Profits Interest Percentage and the sum of (i) cumulative amounts distributed (or treated as distributed) pursuant to subclause (B) of this Section 11.2(b)(iii)(y) and Section 3.1(a)(ii)(A) to the Class A Member (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(b) to the extent treated as made under subclause (B) of this Section 11.2(b)(iii)(y) and Section 3.1(a)(ii)(A)), and (ii) cumulative amounts distributed to the Class B Members under this subclause (C) and Section 3.1(a)(ii)(B) (including advances thereof pursuant to Section 3.2 and distributions under Section 3.1(c) to the extent treated as made under this subclause (C) and Section 3.1(a)(ii)(B));

                    (D) fourth, to the Class B Members (in proportion to their respective Class B Percentages) and to the Class A Member in proportion to and to the extent of, (x) in the case of the Class B Members, an amount so that the Class B Members have received an amount of cumulative distributions pursuant to
Section 3.1(a)(ii), Section 3.1(c) (to the extent treated as distributions under Section 3.1(a)(ii) or Section 11.2(b)(iii)(y)), Section 3.2 (to the extent treated as distributions under Section 3.1(a)(ii) or Section 11.2(b)(iii)(y)), subclause (C) of this Section 11.2(b)(iii)(y) and this subclause (D) equal to the cumulative Class B Attributable GAAP Net Profits with respect to such Class A Member; and (y) in the case of the Class A Member, an amount so that the Class A Member has received an amount of cumulative distributions pursuant to Section 3.1(a)(ii), Section 3.1(b) (to the extent treated as distributions under Section 3.1(a)(ii) or subclauses (B), (D) and (E) of this Section 11.2(b)(iii)(y)),
Section 3.2 (to the extent treated as distributions under Section 3.1(a)(ii) or subclauses (B), (D) and (E) of this Section 11.2(b)(iii)(y)), subclauses (B) and
(E) of this Section 11.2(b)(iii)(y) and this subclause (D) equal to its share of the cumulative Class A Attributable GAAP Net Profits; and

                    (E) thereafter, to the Class A Member.

                    (c) The reserves established pursuant to Section 11.2(b)(ii) shall be paid by the Board of Managers (or the liquidating trustee if one shall have been appointed) to a bank or other financial institution, to be held in escrow for the purpose of paying any such contingent or unforeseen liabilities or obligations and, at the expiration of such period as the Board of Managers or the liquidating trustee, as the case may be, deems advisable, such reserves shall be distributed to the Members in the priorities set forth in Section 11.2(b).

                    (d) The Board of Managers (or the liquidating trustee if one shall have been appointed) may distribute assets of the Company in kind upon the liquidation of the Company. Any asset to be distributed in kind shall be distributed on the basis of its fair market value as reasonably determined by the Board of Managers (or the liquidating trustee if one shall have been appointed). For purposes of making the final allocation of Net Income or Net Loss and other items required by Article 4, any asset other than cash that is to be distributed to one or more Members in kind shall be treated as having then been sold by the Company for its fair market value as reasonably determined by the Board of Managers (or the liquidating trustee if one shall have been appointed) (provided, that, solely for purposes of making the final allocation of Net Income or Net Loss and other items required by Article 4, the fair market value of any asset that is distributed subject to a nonrecourse indebtedness shall not be less than the amount of such indebtedness). Each Member who receives an interest in any Company asset distributed hereunder shall hold its interest in such asset as a tenant-in-common with all other Members who receive an interest in such asset, unless interests in any such asset are divisible.

     11.3 Termination. When the Board of Managers or the liquidating trustee, as the case may be, has complied with the liquidation plan described in Section 11.2, there shall be executed and filed an instrument evidencing the cancellation of the Certificate of Formation and such other documents as are necessary to effectuate and evidence the termination and dissolution of the Company.


                                   ARTICLE 12

                                   AMENDMENTS

     12.1 Amendments Generally. This Agreement (including Schedule A hereto) may not be amended or the provisions hereof waived except (a) as otherwise expressly permitted by the terms of this Agreement or (b) by one or more written agreements executed by the Company (acting by the consent of the Board of Managers) and Members representing a majority of the Voting Interests of the Members, provided, however, that (i) no amendment shall be adopted pursuant to this Section 12.1 that would (x) alter any Member's right to receive distributions or allocations of Net Income or Net Loss except as expressly provided hereunder, or (y) alter, or result in the alteration of, the limited liability of the Members or the status of the Company as a partnership for federal income tax purposes, except, in each case, with the consent of each Member; (ii) notwithstanding anything to the contrary contained herein, the Board of Managers may, without the consent of any Member, amend or waive any provision of this Agreement to reflect (x) a change in the name of the Company or the location of the principal place of business or the registered office and registered agent of the Company, (y) a change that is of an inconsequential nature, or (z) a change clarifying any ambiguity, defect or inconsistency in this Agreement, and notice of any such amendment or waiver shall be sent to each Member promptly after its adoption; (iii) no amendment shall be adopted pursuant to this Section 12.1 that would (x) materially adversely affect the rights of holders of any Class, except with the consent of all of the holders of any such Class, or (y) treat one or more holders of any Class differently in a material respect from the other holders of such Class; and (iv) any amendment that affects the rights or obligations of (x) the Class A Members only shall require the consent of Class A Members holding at least two-thirds of the issued Class A Units, and (y) the Class B Members only shall require the consent of Class B Members holding at least two-thirds of the issued Class B Units.

     12.2 Notice of Amendments. Promptly (and, in any event, within 30 days following the adoption of any amendment to this Agreement), the Company shall provide a copy of any such amendment to the Members.


                                   ARTICLE 13

                                 MISCELLANEOUS

     13.1 Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be given by personal delivery, sent via a nationally recognized overnight courier service, or sent by United States mail or by e-mail, or by facsimile transmission, receipt confirmed, if to the Members, to the addresses set forth on Schedule A hereto or the Company's Register of Members, as the case may be, or to such other address as any Member shall have last designated by notice to the Company and the other Members, and if to the Company, to its principal office address. Any notice shall be deemed received, unless earlier received (in which case, it shall be deemed received on the date of receipt), (a) if sent by overnight courier service, on the next Business Day, (b) if sent by certified or registered United States mail, return receipt requested, when actually received,
(c) if sent by United States mail, first class, five Business Days after posting in the United States mail, and (d) if sent by e-mail or facsimile transmission or delivered by hand, on the date of receipt.

     13.2 Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

     13.3 Interpretation. The Article and Section headings in this Agreement are for convenience of reference only, and shall not be deemed to alter or affect the meaning or interpretation of any provisions hereof. Whenever the context permits, the use of a particular gender shall include the masculine, feminine and neuter genders, and any reference to the singular or the plural shall be interchangeable with the other. The use of the word "including" herein shall not be considered to limit the provision which it modifies but instead shall mean "including, without limitation."

     13.4 Additional Documents. Each Member agrees to perform all further acts and execute, acknowledge and deliver any documents which may be reasonably necessary, appropriate or desirable to carry out the provisions of this Agreement.

     13.5 Entire Agreement. This Agreement (together with Schedule A and the Subscription Agreements) represent the entire agreement among the parties hereto governing the subject matter hereof, and supersede and cancel all prior negotiations, correspondence or agreements, written or oral, among the parties hereto with respect thereto.

     13.6 Applicable Law. This Agreement shall be construed and governed in accordance with the laws of the State of Delaware, without giving effect to the conflicts of laws principles thereof.

     13.7 No Third-Party Beneficiary. Unless otherwise expressly provided herein, no term or provision of this Agreement shall be for the benefit of, or enforceable by, any third party that is not a party hereto.

     13.8 Confidentiality. By executing this Agreement, each Member expressly agrees, at all times during the term of the Company and thereafter and whether or not at the time a Member, to maintain the confidentiality of, and not to disclose to any Person, any material information relating to the business, financial results, clients or affairs of the Company that shall not be generally available to the public and that is not already properly within its possession ("Confidential Information"), except (a) to such Member's partners, members, shareholders, professional advisers or employees, so long as each of them agrees to be bound by this confidentiality obligation, or to such other Persons on a "need to know" basis only, (b) as required by law, by rule or regulation having the force of law, by any regulatory or self-regulatory organization having jurisdiction over such Member or the Company or by process of law or (c) as is necessary and appropriate in the course of and in furtherance of the conduct of the business of the Company. The provisions of this Section 13.8 shall survive the termination of the Company. Each Member shall use Confidential Information solely for purposes relating to the Company and to monitor its investment therein.

     13.9 Counterparts. This Agreement may be executed in one or more counterparts and all such counterparts so executed shall constitute an original agreement binding on all the parties, but together shall constitute but one instrument.

                  [Remainder of Page Intentionally Left Blank]

                               JURL HOLDINGS, LLC
                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


                  IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.


                                       CLASS A MEMBER:
                                       --------------


                                       TRIARC ACQUISITION, LLC


                                       By:/s/EDWARD P. GARDEN
                                          ---------------------------------
                                          Name: Edward P. Garden
                                          Title:Executive Vice President

                               JURL HOLDINGS, LLC
                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


               IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.


                                            CLASS B MEMBERS:
                                            ---------------

                                            /s/NELSON PELTZ
                                            -------------------------------
                                            Nelson Peltz


                                            /s/PETER W. MAY
                                            -------------------------------
                                            Peter W. May


                                            /s/EDWARD P. GARDEN
                                            -------------------------------
                                            Edward P. Garden


                                            /s/BRIAN L. SCHORR
                                            -------------------------------
                                            Brian L. Schorr


                                            /s/FRANCIS T. MCCARRON
                                            -------------------------------
                                            Francis T. McCarron


                                            /s/STUART I. ROSEN
                                            -------------------------------
                                            Stuart I. Rosen


                                            /s/ANNE A. TARBELL
                                            -------------------------------
                                            Anne A. Tarbell


                                            /s/GREG ESSNER
                                            -------------------------------
                                            Greg Essner


                                            /s/CHAD FAUSER
                                            -------------------------------
                                            Chad Fauser


                                            /s/ROBERT J. CROWE
                                            -------------------------------
                                            Robert J. Crowe


                                            /s/DAVID I. MOSSE
                                            -------------------------------
                                            David I. Mosse


                                            /s/EDUARDO SANTOS
                                            -------------------------------
                                            Eduardo Santos


                                            /s/JOSH FRANK
                                            -------------------------------
                                            Josh Frank


                                            /s/FRED SCHAEFER
                                            -------------------------------
                                            Fred Schaefer

                               JURL HOLDINGS, LLC
                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


          Agreeing to be bound, as of the date first written above, solely with respect to the rights and obligations set forth in this Agreement that apply to the undersigned.


                                            TRIARC COMPANIES, INC.


                                            By: /s/EDWARD P. GARDEN
                                               ---------------------------------
                                                  Name:  Edward P. Garden
                                                  Title: Vice Chairman

                                                                      SCHEDULE A

JURL HOLDINGS, LLC SCHEDULE OF CLASS A MEMBERS, MEMBERS' CAPITAL CONTRIBUTIONS,
                       UNITS ISSUED, PERCENTAGE INTERESTS
                            as of November 10, 2005


                                                          Number of Class A       Class A
Member and Address                Capital Contributions       Units Held         Percentage
Triarc Acquisition, LLC           $30,164,000                   1,000               100%
280 Park Avenue
New York, New York 10017
Attention:  General Counsel
Facsimile No.:  (212) 451-3216

                                                                      SCHEDULE B

                               EXECUTIVE OFFICERS
                             as of November 10, 2005




Peter W. May             President

Brian L. Schorr          Executive Vice President and General Counsel

Francis T. McCarron      Executive Vice President and Chief Financial Officer

Stuart I. Rosen          Senior Vice President and Secretary

Robert J. Crowe          Vice President - Taxes

                                                                   Exhibit 10.5
===============================================================================









                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


                                       OF


                         TRIARC DEERFIELD HOLDINGS, LLC


                      A Delaware Limited Liability Company






--------------------------------------------------------------------------------

                          Dated as of November 10, 2005

--------------------------------------------------------------------------------









================================================================================

                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT
                                       OF
                         TRIARC DEERFIELD HOLDINGS, LLC

                                Table of Contents
                                ------------------
                                                                           Page

ARTICLE 1 THE COMPANY..........................................................1
         1.1        Name.......................................................1
         1.2        Place of Business; Agent...................................2
         1.3        Purpose....................................................2
         1.4        Statutory Compliance.......................................2
         1.5        Title to Property..........................................2
         1.6        Duration...................................................2
         1.7        Qualification in Other Jurisdictions.......................2
         1.8        Definitions................................................2

ARTICLE 2 CAPITALIZATION; RECAPITALIZATION....................................13
         2.1        Capitalization............................................13
         2.2        Recapitalization..........................................14
         2.3        Capital Contributions.....................................14
         2.4        No Partition; No Drawings; Etc............................14
         2.5        Liabilities of Members....................................15
         2.6        Capital Accounts..........................................15

ARTICLE 3 DISTRIBUTIONS.......................................................16
         3.1        Distributions of Available Net Cash.......................16
         3.2        Distributions Attributable To Special Investments.........17
         3.3        Tax Advances..............................................17
         3.4        Tax Withholding...........................................18
         3.5        Distributions - General Principles........................18
         3.6        Retained Amounts - General................................18
         3.7        Write-Downs of Deerfield Interest.........................19
         3.8        Sale of Deerfield Interest; Restructuring Event...........20
         3.9        Class B Clawback..........................................20

ARTICLE 4 ALLOCATIONS.........................................................21
         4.1        Allocations of Net Income and Net Loss....................21
         4.2        Allocations For Income Tax Purposes.......................22
         4.3        Special Allocations.......................................22

ARTICLE 5 ACCOUNTING FOR THE COMPANY; TAX MATTERS.............................24
         5.1        Accounting for the Company................................24
         5.2        Books and Records; Access.................................24
         5.3        Reports...................................................24
         5.4        Tax Returns...............................................24
         5.5        Tax Matters Partner.......................................25
         5.6        Treatment as Partnership..................................25

ARTICLE 6 MANAGEMENT; VOTING..................................................25
         6.1        Board of Managers.........................................25
         6.2        Meetings of the Board of Managers.........................26
         6.3        Quorum; Voting............................................27
         6.4        Committees of the Board of Managers.......................28
         6.5        Compensation..............................................28
         6.6        No Management by Members..................................29
         6.7        Officers..................................................29
         6.8        Voting Rights of Members..................................30
         6.9        Indemnification...........................................31

ARTICLE 7 PUT OF CLASS B UNITS................................................32
         7.1        Valuations................................................32
         7.2        Fifth Year Put............................................32
         7.3        Seventh Year Put..........................................33
         7.4        Eighth Year Put...........................................33
         7.5        Payment...................................................33
         7.6        Termination of Put Rights.................................34

ARTICLE 8 TRIARC CALL RIGHT; ADDITIONAL CLASS B MEMBER PUT RIGHT..............34
         8.1        Triarc Call Right.........................................34
         8.2        Class B Member Put Right..................................35
         8.3        Financing Limitation......................................36
         8.4        Termination of Put/Call Rights............................36

ARTICLE 9 TAG-ALONG RIGHTS; DRAG-ALONG RIGHTS; RESTRUCTURING EVENT............36
         9.1        Tag-Along Rights..........................................36
         9.2        Drag-Along Right..........................................37
         9.3        Pro Rata Sale.............................................38
         9.4        Distribution of Deerfield Interest........................38
         9.5        Deerfield IPO.............................................39

ARTICLE 10 TRANSFER RESTRICTIONS AND ADMISSION OF NEW MEMBERS.................40
         10.1       Transfer Restrictions.....................................40
         10.2       Additional Restrictions on Transfers......................40
         10.3       Assignees.................................................40
         10.4       Admission of Additional Members...........................41

ARTICLE 11 DISSOLUTION, LIQUIDATION AND TERMINATION OF THE COMPANY............41
         11.1       Events Causing Dissolution................................41
         11.2       Liquidation...............................................42
         11.3       Termination...............................................44

ARTICLE 12 AMENDMENTS.........................................................44
         12.1       Amendments Generally......................................44
         12.2       Notice of Amendments......................................45

ARTICLE 13 MISCELLANEOUS......................................................45
         13.1       Notices...................................................45
         13.2       Severability..............................................45
         13.3       Interpretation............................................45
         13.4       Additional Documents......................................46
         13.5       Entire Agreement..........................................46
         13.6       Applicable Law............................................46
         13.7       No Third-Party Beneficiary................................46
         13.8       Confidentiality...........................................46
         13.9       Counterparts..............................................46

Schedule A -      Schedule of Class A and C Members, Member's Capital
                  Contributions, Units Issued, Percentage Interests

Schedule B -      List of Executive Officers

                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT
                                       OF
                         TRIARC DEERFIELD HOLDINGS, LLC



     AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF TRIARC DEERFIELD HOLDINGS, LLC, dated as of November 10, 2005, by and among the undersigned Members and such other parties who may from time to time be admitted as Members of the Company in accordance with the terms of this Agreement. Definitions of certain terms used in this Agreement are contained in Section 1.8.

                                    RECITALS

     A. The Company was formed as a Delaware limited liability company pursuant to a certificate of formation filed with the Secretary of State of the State of Delaware on July 21, 2004 (the "Certificate of Formation").

     B. The Members wish to enter into this Agreement to amend and restate the Limited Liability Company Operating Agreement of the Company, dated as of July 22, 2004, as amended by the First Amendment dated as of August 16, 2004, the Second Amendment dated as of December 23, 2004, and the Third Amendment dated as of December 31, 2004 (the "Original Agreement").

     NOW, THEREFORE, in consideration of the premises and covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby amend and restate the Original Agreement in its entirety to read as follows:

                                    ARTICLE I

                                   THE COMPANY

     1.1 Name. The Company is organized as a limited liability company under and pursuant to the provisions of the Act. The rights, duties and obligations of the Members shall be as provided in the Act, except as otherwise provided in this Agreement. The name of the Company is "Triarc Deerfield Holdings, LLC." All business of the Company shall be conducted in such name or such other name as the Board of Managers may determine; provided, that, (i) the name shall always contain the words "Limited Liability Company" or the letters "LLC" or "L.L.C.", and (ii) the name shall not contain the name (or identifiable portion thereof) of a Member without such Member's consent. Triarc hereby consents to the use of "Triarc" in the name of the Company for so long as Triarc owns or controls at least 50% of the Class A Units. The Company shall give prompt notice of any name change to each Member.

     1.2 Place of Business; Agent. The principal office of the Company shall be located initially at 280 Park Avenue, New York, New York 10017. The Company shall maintain a registered agent (upon whom process may be served) and registered office in the State of Delaware, which initially are Corporation Service Company, 2711 Centerville Road, Suite 400, Wilmington, Delaware 19808. The Board of Managers may change the office locations and agent of the Company at any time by giving written notice thereof to the Members.

     1.3 Purpose. The business of the Company shall be to engage in any and all lawful activity permitted under the Act and to do any other act or thing incidental or ancillary thereto. In furtherance of its business, the Company shall have and may exercise all of the powers now or hereafter conferred by the laws of the State of Delaware on limited liability companies formed under the laws of the State of Delaware, including the power to deal in and with all types of property, both real and personal, tangible and intangible, and to do any and all things related or incidental to this business.

     1.4 Statutory Compliance. The Board of Managers shall cause the Company to promptly make such filings from time to time as are required by applicable law to give effect to the provisions of this Agreement and to cause the Company to be treated as a limited liability company under the laws of the State of Delaware. The Board of Managers hereby authorizes each Executive Officer to execute, file and record or cause to be executed, filed and recorded all such other certificates and documents, including amendments to the Certificate of Formation, and to do or cause to be done such other acts as may be appropriate to comply with all requirements for the formation, continuation and operation of a limited liability company, the ownership of property and the conduct of business under the laws of the State of Delaware and any other jurisdiction in which the Company may own property or conduct business, but only to the extent consistent with this Agreement.

     1.5 Title to Property. All property owned by the Company shall be owned by the Company as an entity. Unless required by applicable law, no Member shall have any ownership interest in Company property in its separate name or right. Each Member's interest in the Company shall be personal property of such Member for all purposes.

     1.6 Duration. The Company shall continue in full force and effect until terminated pursuant to Article 11.

     1.7 Qualification in Other Jurisdictions. The Board of Managers shall cause the Company to be qualified, formed, reformed or registered under assumed or fictitious name statutes or similar laws in any jurisdiction in which the Company transacts business if such qualification, formation, reformation or registration is necessary or desirable in order to protect the limited liability of the Members or to permit the Company lawfully to transact business.

     1.8  Definitions.

          (a) Capitalized terms used in this Agreement have the following meanings:

          "Act" means the Delaware Limited Liability Company Act, 6 Del. C ss.ss. 18-101 et seq., as amended from time to time, and any successor to such Act.

          "Adjusted Capital Contributions" means, with respect to each Class A Member and Class B Member as of any determination date, the sum of the amounts computed separately for each Capital Contribution made with respect to Class A Units or Class B Units (as the case may be) equal to the product of (x) the amount of such Capital Contributions with respect to Class A Units or Class B Units (as the case may be), and (y) a fraction, the numerator of which is the sum of the fair market value of the Company, excluding the fair market value of any Special Investments, on the Deerfield Acquisition Date (treating the fair market value of the Deerfield Interest as equal to the cost basis of the Deerfield Interest on the Deerfield Acquisition Date) plus the aggregate amount of any subsequent Adjusted Capital Contributions made prior to such determination date, and the denominator of which is the fair market value of the Company, excluding the fair market value of any Special Investments, on the date such Capital Contribution is made.

          "Affiliate" means, with respect to any Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with such Person. For the purposes of this definition, the term "control" means the power to direct the principal business management and activities of a Person, whether through ownership of voting securities, by agreement, or otherwise.

          "Agreement" means this Amended and Restated Limited Liability Company Agreement, including all Schedules hereto, as amended, modified, supplemented or restated from time to time. This Agreement is the Company's "operating agreement" within the meaning of the Act.

          "Attributable GAAP Net Profits" means, as of any date of determination, with respect to any Class B Member, the product of (x) the cumulative net profits of the Company earned since the Issuance Date as determined in accordance with GAAP, excluding any net profits and net losses attributable to any Special Investment, (y) the Class A Capital Percentage, and
(z) such Class B Member's  Class B  Percentage.  For the avoidance of any doubt,
(i) in the event of a sale or other disposition of all or a portion of the Company's assets or any similar transaction, subclause (x) shall, to the extent otherwise required under this Agreement, include the net profits and losses of the Company attributable to such sale or disposition computed from the Deerfield Acquisition Date as determined in accordance with GAAP, excluding any net profits and losses attributable to any Special Investment; and (ii) subclause
(x) shall, to the extent otherwise required under this Agreement, include the net profits and losses of the Company as determined in accordance with GAAP attributable to any hypothetical or deemed liquidation of the Company or sale, or adjustment to fair market value, of Company assets, as if such events actually occurred (including pursuant to Sections 4.1(a), 4.3(h), 9.3, 9.4 and 11.2(d)).

          "Available Net Cash" means, for any Fiscal Year (or portion thereof), the aggregate amount of cash of the Company at the end of such period, excluding any cash attributable to any Special Investment as reasonably determined by the Board of Managers, minus any Operating Reserve.

          "Average Retained Amount Percentage" means, with respect to any Class B Member, as of any date of sale of the Deerfield Interest, a fraction (expressed as a percentage), the numerator of which is the sum of the products of the Retained Amount Percentage with respect to each Reserve Period and the amount of the applicable Retained Amount or Frozen Release Amount (as the case may be) as of the date of such sale with respect to such Reserve Period, and the denominator of which is the total Retained Amounts or Frozen Release Amounts (as the case may be) as of the date of such sale with respect to all Reserve Periods.

          "Business Day" means each Monday, Tuesday, Wednesday, Thursday and Friday that is not a day on which banking institutions in New York, New York are authorized or required by law or executive order to close.

          "Capital Contributions" means, with respect to each Member, as of any date of determination, (i) the total amount of cash contributed or deemed contributed to the Company, (ii) the fair market value of any property (as reasonably determined in good faith by the Board of Managers) that such Member has contributed to the Company (net of any liabilities that the Company has assumed or taken subject to, under Section 752 of the Code, in connection with acquiring such property), and (iii) the amount of any Company liabilities that such Member has assumed, within the meaning of Section 1.704-1(b)(2)(iv)(c) of the Regulations, other than in connection with receiving a distribution from the Company.

          "Capital Interest Portion" means, with respect to each Class B Member's Class B Units, the right to distributions pursuant to Sections 3.1(a)(i) and 11.2(b)(iv)(x) (and distributions pursuant to Section 3.3 to the extent treated as made under such Sections).

          "Carrying Value" means, with respect to any Company asset, the asset's adjusted net basis for United States federal income tax purposes, except that the Carrying Values of all Company assets may, at the discretion of the Board of Managers, be adjusted to equal their respective fair market values (as reasonably determined in good faith by the Board of Managers), in accordance with the rules set forth in Regulation Section 1.704-1(b)(2)(iv)(f), as provided for in Section 4.3(h). In connection with the transactions contemplated by the issuance of the Class B Units on the Issuance Date, the Carrying Values of all Company assets as of the Issuance Date, other than the Deerfield Interest, shall be adjusted to equal their fair market values and the Carrying Value of the Deerfield Interest shall be adjusted to equal the Issuance Date Value (in a manner reasonably determined in good faith by the Board of Managers in accordance with Regulation Section 1.704-1(b)(2)(iv)(f)). In the case of any Company asset that has a Carrying Value that differs from its adjusted tax basis, Carrying Value shall be adjusted by the amount of depreciation, depletion and amortization calculated for purposes of the definitions of "Net Income" and "Net Loss" rather than the amount of depreciation, depletion and amortization determined for United States federal income tax purposes.

          "Class" means any Class of Units.

          "Class A Attributable GAAP Net Profits" means, with respect to each Class A Member, an amount equal to the product of (A) the excess, if any, of (x) the cumulative net profits of the Company earned since the Issuance Date as determined in accordance with GAAP, excluding any net profits and net losses attributable to any Special Investment, over (y) an amount equal to cumulative Class B Attributable GAAP Net Profits with respect to all Class A Members; and
(B) a fraction, the numerator of which is such Class A Member's Adjusted Capital Contributions and the denominator of which is the aggregate Adjusted Capital Contributions of the Class A Members. For the avoidance of any doubt, (i) in the event of a sale or other disposition of all or a portion of the Company's assets or any similar transaction, subclause (x) shall include the net profits and losses of the Company attributable to such sale or disposition computed from the Deerfield Acquisition Date as determined in accordance with GAAP, excluding any net profits and losses attributable to any Special Investment; and (ii) subclause (x) shall, to the extent otherwise required under this Agreement, include the net profits and losses of the Company as determined in accordance with GAAP attributable to any hypothetical liquidation of the Company or sale, or adjustment to fair market value, of Company assets, as if such events actually occurred (including pursuant to Sections 4.1(a), 4.3(h), 9.3, 9.4 and 11.2(d)).

          "Class A Capital Percentage" means a fraction (expressed as a percentage), the numerator of which is the aggregate Adjusted Capital Contributions made by the Class A Members, and the denominator of which is the aggregate Adjusted Capital Contributions made by the Class A Members and Class B Members.

          "Class A Member" means a Member who holds Class A Units.

          "Class A Percentage" means, with respect to a Class A Member, a fraction (expressed as a percentage), the numerator of which is the number of Class A Units owned by such Member and the denominator of which is the total number of Class A Units owned by all Members.

          "Class B Attributable GAAP Net Profits" means, with respect to each Class A Member, an amount equal to the product of (A) the aggregate Attributable GAAP Net Profits amounts for all Class B Members; and (B) a fraction, the numerator of which is such Class A Member's Adjusted Capital Contributions and the denominator of which is the aggregate Adjusted Capital Contributions of the Class A Members.

          "Class B Clawback Percentage" means with respect to each Class B Member, (i) prior to February 15, 2011, 100%, (ii) on or after February 15, 2011 to and including February 14, 2012, 66?%, (iii) on or after February 15, 2012 and to and including February 14, 2013, 33?%, and (iv) on or after February 15, 2013, 0%.

          "Class B Member" means a Member who holds Class B Units.

          "Class B Percentage" means, with respect to a Class B Member, the percentage set forth in the Company's Register of Members, as the same may be adjusted pursuant to such Class B Member's Subscription Agreement, including to reflect any forfeiture of the Profits Interest Portion of his Class B Units.

          "Class B Profits Interest Percentage" means a percentage equal to the sum of the Class B Percentages of all of the Class B Members.

          "Class C Member" means a Member who holds Class C Units.

          "Class of Units" means the Class A Units, Class B Units or Class C Units, as the case may be or as the context requires.

          "Code" means the U.S. Internal Revenue Code of 1986, as amended, and any successor thereto.

          "Company" means Triarc Deerfield Holdings, LLC, and its successors.

          "Company Minimum Gain" has the meaning specified for "partnership minimum gain" in Regulation Section 1.704-2(b)(2) and 1.704-2(d).

          "Control Group" means any of Nelson Peltz or Peter May or any Affiliate of Nelson Peltz or Peter W. May or any Person affiliated with either such persons (including any spouse, siblings and their spouses and the descendants of any of them, and any trust, partnership, foundation or other entity established and maintained primarily for the benefit of any of them).

          "Cumulative Unrealized Loss" means, as of any determination date, the excess, if any, of (i) the aggregate Capital Contributions made by all Members with respect to Class A Units and Class B Units, over (ii) the sum of the Fair Market Value of the Company, excluding the Fair Market Value of any Special Investments, as of such determination date and all distributions of Available Net Cash to the Members.

          "Deemed Cumulative Tax Liability with respect to the Profits Interest Portion" with respect to each Class B Member, means the aggregate amount of Tax Liability computed for such Class B Member for each Taxable Year (or portion thereof) over the period during which the Class B Units were held by such Class B Member.

          "Deerfield" means Deerfield & Company LLC, an Illinois limited liability company, and any successor thereto.

          "Deerfield Acquisition Date" means July 22, 2004.

          "Deerfield Agreement" means the Fourth Amended and Restated Operating Agreement of Deerfield, dated as of June 26, 2004, as amended, modified, supplemented or restated from time to time.

          "Deerfield Interest" means the membership interests held by the Company in Deerfield (but excludes any membership interests in Deerfield that are acquired as part of a Special Investment as described in clause (ii) of the definition of "Special Investment").

          "Deerfield Interest Percentage" means, as of the date of any sale of all or a portion of the Deerfield Interest, a fraction (expressed as a percentage), the numerator of which is the Liquidation Value of the portion of the Deerfield Interest that is the subject of such sale, and the denominator of which is the Liquidation Value of the entire Deerfield Interest.

          "Fair Market Value" means, with respect to any asset, property or interest, as of the date of determination, the price at which, in the reasonable good faith determination of the Triarc Board, such asset, property or interest would likely be sold in an arm's length transaction between a willing and able buyer and a willing and able seller, neither of which is an Affiliate of the other and neither of which is under compulsion to enter into such transaction, based on then prevailing market conditions and taking into account all circumstances determined to be relevant to the establishment of such price at such time, including, if applicable, multiples of EBITDA, revenues and net income for which asset management companies similar to Deerfield are being acquired and other relevant comparables, and in the case of equity securities, without any minority or illiquidity discounts or any discount based on the difference in voting or other rights conferred as a result of the provisions of this Agreement. "Fair Market Value" shall be determined as of the date of the event giving rise to the need to determine "Fair Market Value."

          "Fiscal Year" means the calendar year or, in the case of the first and last Fiscal Years of the Company, the fraction thereof commencing on the date of the filing of the Certificate of Formation or ending on the date on which the winding up of the Company is completed, as the case may be.

          "GAAP" means generally accepted accounting principles of the United States of America.

          "Interest Rate" means LIBOR, plus 450 basis points.

          "Issuance Date" means the execution date of this Agreement.

          "Issuance Date Value" means the value of the Deerfield Interest as of the Issuance Date as determined by the appraisal completed by a third-party appraiser.

          "LIBOR" means, in relation to any relevant sum and any relevant period:

          (i) the rate shown on Bloomberg page "BBAM1" of the Bloomberg Screen as being the rate per annum at which Dollar deposits are offered for a period equal or comparable to such period at or about 11:00 a.m. (London time) on the second Business Day in London before the first day of such period; for this purpose "Bloomberg Screen" means the display page so designated on the Bloomberg service; or

          (ii) if at or about such time on the relevant day no such rate appears on the Bloomberg Screen, the rate shown on the Telerate Monitor Screen as being the rate per annum at which U.S. dollar deposits are offered for a period equal or comparable to such period at or about 11:00 a.m. (London time) on the second Business Day in London before the first day of such period; for this purpose "Telerate Monitor Screen" means the display designated as page "3750" on the Telerate Monitor system or such other page as may replace page "3750" on that system for the purpose of displaying offered rates for U.S. dollar deposits; or

          (iii) if at or about such time on the relevant day no such rate appears on the Telerate Monitor Screen, the rate per annum at which U.S. dollar deposits in an amount comparable to such sum are offered to Citibank, N.A. for such period by prime banks in the London interbank market at or about l1:00 a.m. (London time) on the second Business Day in London before the first day of such period, as determined by the Triarc Board.

          "Liquidation Value" means, as of the date of any sale of all or a portion of the Deerfield Interest, the amounts that would be received by the Company from Deerfield assuming that (i) Deerfield was dissolved, its affairs wound up and its assets sold for cash equal to their Fair Market Value, (ii) Deerfield's liabilities were satisfied, and (iii) the net assets of Deerfield were distributed to its members in accordance with Section 11.2 of the Deerfield Agreement (or any successor provision).

          "Madison West" means Madison West Associates Corp., a Delaware corporation, and any successor thereto.


          "Manager" means a member of the Board of Managers.

          "Member" means any Class A Member, Class B Member or Class C Member.

          "Member Nonrecourse Debt Minimum Gain" means, with respect to each Member nonrecourse debt (which has the same meaning as "partner recourse debt" in Regulation Section 1.704-2(b)(4)), an amount equal to the Company Minimum Gain that would result if such Member nonrecourse debt were treated as a nonrecourse liability (as defined in Regulation Section 1.752-1(a)(2)) determined in accordance with Regulation Section 1.704-2(i)(3).

          "Member Nonrecourse Deductions" has the meaning specified for "partner nonrecourse deductions" in Regulation Section 1.704-2(i)(2).

          "Net Income" and "Net Loss" means, for each Fiscal Year or other period, the taxable income or loss of the Company, or particular items thereof, determined in accordance with the accounting method used by the Company for United States federal income tax purposes with the following adjustments: (a) all items of income, gain, loss, or deduction allocated pursuant to Section 4.3 (other than Section 4.3(h)) shall not be taken into account in computing such taxable income or loss; (b) any income of the Company that is exempt from United States federal income taxation and not otherwise taken into account in computing Net Income and Net Loss shall be added to such taxable income or loss; (c) any Special Investment Net Income or Net Loss (and all items of income, gain, loss or deduction with respect thereto) shall not be taken into account in computing such taxable income or loss; (d) if the Carrying Value of any asset is adjusted pursuant to the definition of Carrying Value, or an adjustment is made to the Capital Accounts under Section 4.3(h) with respect to a distribution of property, the amount of such adjustment shall be taken into account, immediately prior to the event giving rise to such adjustment, as gain or loss from the disposition of such asset for purposes of computing Net Income or Net Loss; (e) if the Carrying Value of any asset differs from its adjusted tax basis for United States federal income tax purposes, any gain or loss resulting from a disposition of such asset shall be calculated with reference to such Carrying Value; (f) if the Carrying Value of any asset differs from its adjusted tax basis for United States federal income tax purposes, the amount of depreciation, amortization or cost recovery deductions with respect to such asset shall for purposes of determining Net Income and Net Loss be an amount which bears the same ratio to such Carrying Value as the United States federal income tax depreciation, amortization or other cost recovery deductions bears to such adjusted tax basis (provided, that if the United States federal income tax depreciation, amortization or other cost recovery deduction is zero, the Board of Managers may use any reasonable method for purposes of determining depreciation, amortization or other cost recovery deductions in calculating Net Income and Net Loss); and (g) any expenditures of the Company that are described in Section 705(a)(2)(B) of the Code or are treated as described in Section 705(a)(2)(B) of the Code pursuant to Regulation Section 1.704-1(b)(2)(iv)(i) and not otherwise taken into account in computing Net Income and Net Loss shall be treated as deductible items.

          "Operating Reserve" means such amount as is determined by the Board of Managers in good faith to be necessary or prudent for the Company to maintain in order to satisfy the Company's accrued or anticipated expenses, including contingent liabilities, and otherwise to meet the operational needs of the Company's business.

          "Participating Members" means the Class A Members with respect to Class A Units, and the Class B Members with respect to Class B Units.

          "Participating Percentages" means, (i) in the case of a Class B Member, the Class B Percentage of such Member; and (ii) in the case of a Class A Member, the product of (x) the excess of 100%, over the Class B Profits Interest Percentage, and (y) such Class A Member's Class A Percentage.

          "Permitted Transferee" means (i) with respect to any individual Member, any Person that is, directly or indirectly, controlled by such Member or, upon the death of such Member, any Person who is the beneficiary of such Member's estate, whether by will or by intestate succession; and (ii) with respect to any Member that is not an individual, any Affiliate of such Member or any partner, member or shareholder of such Member or any of its Affiliates.

          "Person" means an individual, a corporation, a company, a voluntary association, a partnership, a joint venture, a limited liability company, a trust, an estate, an unincorporated organization, a governmental authority or other entity.

          "Profits Interests" means the right attaching to a Class B Unit with respect to distributions pursuant to Sections 3.1(a)(ii), 3.1(c) and 11.2(b)(iv)(y) (and distributions pursuant to Section 3.3 to the extent treated as made under such Sections).

          "Profits Interest Portion" means, with respect to each Class B Member's Class B Units, the right to distributions in respect of Profits Interests.

          "Protected Person" means each Member, each Affiliate of a Member, and the partners, members, shareholders, managers, officers, directors, representatives, agents and employees of the Company and each Member and such Affiliate, each Manager and any Person who was, at the time of the act or omission in question, such a Person.

          "Register of Members" means the register maintained by the Company setting forth, among other things, the name and address of each Member, its Capital Contributions to the Company, the number and class of Units held by such Member, and its applicable percentage interest in the Company.

          "Regulations" means the temporary and final regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

          "Retained Amount Tax Liability" means, with respect to any distribution to a Class B Member under Section 3.1(a)(ii) or 3.1(c), the product of (x) the taxable income allocated (or to be allocated) to such Class B Member with respect to such distribution as reasonably determined by the Board of Managers, and (y) the Tax Rate.

          "Special Investment" means (i) any investment funded by Capital Contributions made pursuant to the Funding Agreement, dated as of December 23, 2004, among Triarc, the Company, Deerfield and Deerfield Capital Management LLC, as amended, modified, supplemented or restated from time to time; and (ii) any investment of the Company in Deerfield subsequent to the date hereof which is acquired as a result of the purchase or redemption of the membership interests in Deerfield that are held by the members thereof (other than the Company), where such investment is funded by Capital Contributions made by Triarc.

          "Special Investment Net Income" and "Special Investment Net Loss" means, with respect to a Special Investment, the taxable income or loss of the Company, as the case may be, attributable to such Special Investment, determined in the same manner as Net Income and Net Loss (without regard to clause (c) of the definition of "Net Income" and "Net Loss").

          "Subscription Agreement" means the Subscription Agreement entered into by a Class B Member and the Company pursuant to which such Class B Member subscribes for, and is issued, Class B Units.

          "Tax Liability" means, with respect to any Taxable Year or portion thereof, in the case of any Class of Units, the product of (x) the excess, if any, of (A) the distributive share of the taxable net income of the Company allocated to such Class of Units held by such Member for such Taxable Year or portion thereof, over (B) the amount of net operating loss or capital loss, as the case may be, allocated to such Class of Units held by such Member for a prior Taxable Year or for a prior portion of the current Taxable Year (to the extent not previously utilized in computing Tax Liability (taking into account the character of items composing such taxable net income)); and (y) the Tax Rate.

          "Tax Rate" means the highest marginal tax rates for an individual resident in New York City with consideration to any differential tax rate applicable to capital gains, qualified dividends or other income, and taking into account the deductibility of state and local income taxes as applicable at the time for United States federal income tax purposes and any limitations thereon, including pursuant to Section 68 of the Code.

          "Taxable Year" means the calendar year or such other fiscal period as may be required by the Code or the Regulations.

          "Termination Date" means, with respect to a Class B Member, the date that such Class B Member ceases to be employed by Triarc or any of its Affiliates.

          "Transfer" means to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting or otherwise), assign or in any other way encumber or dispose of, directly or indirectly and whether or not by operation of law or for value.

          "Triarc" means Triarc Companies, Inc., a Delaware corporation, and any successor thereto.

          "Triarc Board" means the board of directors of Triarc.

          "Triarc Change of Control" means (i) the acquisition by any Person or group (other than any member of the Control Group) of beneficial ownership, directly or indirectly, of 50% or more of the combined voting power of Triarc's outstanding securities entitled to vote generally in the election of directors, or (ii) a majority of the directors of Triarc being individuals who are not nominated by the Triarc Board.

          "Triarc Trigger Event" means the occurrence of any one of the following events: (i) the acquisition by any Person or group, other than any member of the Control Group, of beneficial ownership, directly or indirectly, of more than 35% of the combined voting power of Triarc's outstanding securities entitled to vote generally in the election of directors; provided, that the Control Group beneficially owns, directly or indirectly, less than 30% of the combined voting power of Triarc's outstanding securities entitled to vote generally in the election of directors; (ii) a majority of the directors of Triarc being individuals who are not nominated by the Triarc Board; (iii) the adoption of a plan relating to the liquidation or dissolution of Triarc; or (iv) the merger or consolidation of Triarc with or into another Person or the merger of another Person with or into Triarc, or the sale of all or substantially all of the assets of Triarc to another Person (other than a Person that is directly or indirectly controlled by one or more members of the Control Group), and in the case of any such merger or consolidation, the securities of Triarc that are outstanding immediately prior to such transaction are changed into or exchanged for cash, securities or property, unless pursuant to such transaction such securities are changed into or exchanged for, in addition to any other consideration, securities of the surviving Person or transferee that represent immediately after such transaction at least a majority of the combined voting power of the surviving Person or transferee.

          "Units" means the Class A Units, the Class B Units or the Class C Units, as the case may be or as the context requires.

          "Unpaid Preferred Return" means, with respect to each Class A Member as of the date of any distribution of Available Net Cash, an amount equal to the excess on a cumulative basis of (i) an amount equal to 8% per annum compounded annually, on the Unrecovered Capital of such Class A Member's Class A Units from time to time, over (ii) the amounts distributed in respect of such Class A Member's Class A Units (x) under subclauses (A) and (C) of Section 3.1(a)(ii) (including advances thereof pursuant to Section 3.3), (y) under Sections 3.1(b)(ii) and 3.1(b)(iii) (including advances thereof pursuant to Section 3.3), and (z) under subclauses (B), (D) and (E) of Section 11.2(b)(iv)(y) (including advances thereof pursuant to Section 3.3). For purposes of determinations under clause (i) of this definition of "Unpaid Preferred Return," (A) except with respect to Capital Contributions made to the Company on or prior to the Issuance Date, computations shall be made from the date such Capital Contribution is made by the Class A Member to the Company; and (B) with respect to Capital Contributions made to the Company on or prior to the Issuance Date, computations shall be made from the Issuance Date.

          "Unrecovered Capital" means, with respect to each Class A Member as of any determination date, the excess of (i) the cumulative Capital Contributions made by the Class A Member in respect of its Class A Units as of such determination date, over (ii) the sum of the amount distributed in respect of such Class A Member's Class A Units (x) under subclause (C) of Section 3.1(a)(ii) (including advances thereof pursuant to Section 3.3) to the extent that related distributions to the Class B Members in respect of their Class B Units were limited by Attributable GAAP Net Profits pursuant to Section 3.1(b)(i), (y) under Section 3.1(b)(i) and (z) under Section 11.2(b)(iv)(y)(A). For the avoidance of doubt, clause (i) above shall not include any Capital Contributions utilized to fund Special Investments.

          "Vested Profits Interest Portion" with respect to each Class B Member's Class B Units, has the meaning set forth in such Class B Member's Subscription Agreement.

          "Voting Interests" means the voting rights that attach to the Units as described in Section 6.8.

               (b) The  following  terms shall have the  meaning  defined in the
Section indicated:

             Defined Term                                     Section Reference

             Actual Release Amount                                3.7(a)
             Adjustments                                          7.2
             Board of Managers                                    6.1(a)
             Call Right                                           8.1(a)
             Capital Account                                      2.6(a)
             Cash/Note Consideration                              7.5(c)
             Certificate of Formation                             Recital A
             Class A Units                                        2.1(a)(i)
             Class B Clawback                                     3.9
             Class B Units                                        2.1(a)(ii)
             Class C Units                                        2.1(a)(iii)
             Confidential Information                             13.8
             Drag Transaction                                     9.2(a)
             Drag-Along Notice                                    9.2(b)
             Drag-Along Right                                     9.2(a)
             Drag-Along Sellers                                   9.2(b)
             Eighth Year Valuation                                7.1(a)
             Executive Officers                                   6.7(a)
             Fifth Year Valuation                                 7.1(a)
             Financing Limitation                                 8.3
             Frozen Release Amount                                3.7(a)
             Liabilities                                          6.9(a)
             Memorandum Account                                   3.6(a)
             Negative Capital Account Limitation                  3.1(b)(ii)
             Newco                                                9.4(a)
             Newco Securities                                     9.4(a)
             Offering Notice                                      9.1(a)
             Original Agreement                                   Recital B
             Other Officers                                       6.7(b)
             Pro Rata Portion                                     9.3
             Profits Interest Limitation                          3.1(b)(iii)
             Regulatory Allocations                               4.3(g)
             Reserve Period                                       3.6(b)
             Restructuring Event                                  9.4(a)
             Restructuring Valuation                              9.4(a)
             Retained Amount Percentage                           3.6(d)
             Retained Amounts                                     3.6(a)
             Seventh Year Valuation                               7.1(a)
             Tag-Along Rightholder                                9.1(a)
             Tag-Along Transaction                                9.1(a)
             Tax Advances                                         3.3
             Tax Matters Partner                                  5.5
             Tentative Release Amount                             3.7(a)
             Third Party Purchaser                                9.1(a)
             Valuations                                           7.1(a)
             Withholding Advances                                 3.4

                                      ARTICLE 2

                        CAPITALIZATION; RECAPITALIZATION

     2.1 Capitalization.

          (a) The membership  interests of the Company shall be represented by:

               (i) Class A Units (the "Class A Units");

               (ii) Class B Units (the "Class B Units"); and

               (iii) Class C Units (the "Class C Units").

          (b) There shall initially be authorized (i) 10,000 Class A Units, (ii) 100 Class B Units and (iii) 100 Class C Units. With the affirmative vote of a majority of the Voting Interests of the Members, the Company may increase or decrease the number of authorized Units of any Class or subdivide or combine the number of issued Units of any Class into a greater or lesser number of Units. The Company may issue fractional Units.

          (c) Any Class B Units (or portion thereof) that are either purchased by Triarc pursuant to Article 7 or Section 8.1 or 8.2 or forfeited pursuant to a Class B Member's Subscription Agreement shall automatically upon any such purchase or forfeiture, as the case may be, be cancelled and deemed authorized but unissued.

     2.2 Recapitalization. Immediately upon the date of this Agreement:

          (a) The membership interest in the Company held by Triarc (other than its membership interest with respect to any Special Investment) shall automatically be exchanged for such number of Class A Units as is set forth on Schedule A attached hereto.

          (b) The membership interest in the Company held by Madison West shall automatically be exchanged for such number of Class A Units as is set forth on Schedule A attached hereto.

          (c) The membership interest in the Company held by Triarc with respect to any Special Investment shall automatically be exchanged for such number of Class C Units as is set forth on Schedule A attached hereto.

    2.3 Capital Contributions.

          (a) As of the date hereof, each Class A Member and Class C Member has made Capital Contributions to the Company in the amounts set forth opposite each such Member's name in Schedule A attached hereto.

          (b) As of the date hereof, each Class B Member has made Capital Contributions to the Company in the amounts set forth in such Class B Member's Subscription Agreement.

          (c) From and after the date hereof, no Member shall have any obligation to make any Capital Contributions to the Company. A Member may, from time to time, make Capital Contributions to the Company if the Board of Managers consents to the making of such Capital Contributions.

     2.4 No Partition; No Drawings; Etc. No Member shall have the right to partition the assets of the Company or to cause the sale of any Company asset except as otherwise expressly set forth herein. No Member shall receive any salary or drawing with respect to its Capital Contributions or its Capital Account or for services rendered on behalf of the Company or otherwise in its capacity as a Member, except as otherwise provided in this Agreement. No interest shall be paid on Capital Contributions.

     2.5 Liabilities of Members. Except as otherwise expressly set forth herein or in the Act, the debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and no Member shall be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a Member.

     2.6 Capital Accounts.

          (a) A separate capital account (a "Capital Account") shall be maintained for each Member in accordance with Regulation Section 1.704-1(b)(2)(iv), and this Section 2.6 shall be interpreted and applied in a manner consistent therewith.

          (b) Each Member's Capital Account shall be increased by the amount of:
(i) such Member's Capital Contributions pursuant to Section 2.3; (ii) any Net Income, Special Investment Net Income or other item of income or gain allocated to such Member pursuant to Section 4.1 or 4.3; and (iii) Company liabilities, if any, assumed by such Member or secured, in whole or in part, by any Company assets that are distributed to such Member. Each Member's Capital Account shall be decreased by the amount of: (i) cash and the fair market value (as reasonably determined in good faith by the Board of Managers) on the date of distribution of any other Company property distributed to such Member pursuant to Article 3 or Article 11; (ii) any Net Loss, Special Investment Net Loss or other item of loss or deduction allocated to such Member pursuant to Section 4.1 or 4.3; and
(iii) liabilities, if any, of such Member assumed by the Company or secured, in whole or in part, by any assets contributed to the Company by such Member.

          (c) The Company shall also maintain a separate sub-Capital Account with respect to each Member's Classes of Units and the Profits Interest Portion of any Class B Member's Class B Units, which shall be maintained in accordance with the principles governing the Members' Capital Accounts.

          (d) If any Person becomes a substituted Member in accordance with this Agreement, such substituted Member shall succeed to the Capital Account of the transferor Member to the extent such Capital Account relates to the transferred Units (or portion thereof).

                                   ARTICLE 3

                                  DISTRIBUTIONS

     3.1  Distributions of Available Net Cash.

          (a) With respect to Available Net Cash that the Board of Managers determines to distribute to the Members, subject to Sections 3.1(b), 3.1(c), 3.3, 3.6, 3.7, 3.8 and 11.2, the Company shall apportion the amount of such Available Net Cash among the Participating Members in proportion to their Adjusted Capital Contributions, and such amounts shall be distributed as follows:

               (i) the amount so apportioned to the Class B Members shall be distributed to the Class B Members in proportion to their respective Class B Units;

               (ii) the amount so apportioned to each Class A Member shall, subject to Sections 3.1(b) and 3.1(c), be distributed as follows:

                    (A) first, to the Class A Member an amount equal to its share of the Unpaid Preferred Return;

                    (B) second, to the Class B Members in proportion to their respective Class B Percentages, until the Class B Members have received under this subclause (B) (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(c) to the extent treated as made under this subclause (B)), cumulative distributions equal to the product of the Class B Profits Interest Percentage and the sum of (i) cumulative amounts distributed (or treated as distributed) pursuant to subclause (A) of this Section 3.1(a)(ii) to the Class A Member (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(b) to the extent treated as made under subclause
(A)) and (ii) cumulative amounts distributed to the Class B Members pursuant to this subclause (B) (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(c) to the extent treated as made under this subclause (B)); and

                    (C) thereafter, to the Class A Member and the Class B Members in accordance with their respective Participating Percentages.

          (b) Notwithstanding anything in this Agreement to the contrary,

               (i) aggregate distributions to a Class B Member under Section 3.1(a)(ii) (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(c) to the extent treated as made under Section 3.1(a)(ii)), and distributions pursuant to subclause (C) and (D) of Section 11.2(b)(iv)(y) shall not exceed cumulative Attributable GAAP Net Profits with respect to such Class B Member (and any such excess amounts shall instead be distributed to the Class A Members in proportion to their Class A Units);

               (ii) no distributions to a Class B Member shall be made under this Agreement to the extent such distribution creates or increases a deficit in the Capital Account balance of the Class B Member with respect to its Class B Units (the "Negative Capital Account Limitation") (and any such amounts shall instead be distributed to the Class A Members in proportion to their Class A Units); and

               (iii) distributions to a Class B Member under this Agreement shall be limited as reasonably determined in good faith by the Board of Managers so that in the reasonable, good faith judgment of the Board of Managers the Profits Interests qualify as "profits interests" for U.S. federal tax purposes (the "Profits Interest Limitation") (and any such amounts shall instead be distributed to the Class A Members in proportion to their Class A Units).

          (c) If, and to the extent that, any distributions to a Class B Member are limited by the Profits Interest Limitation or by the Negative Capital Account Limitation, subsequent distributions of Available Net Cash under Section 3.1(a)(ii) and distributions under Section 11.2(b)(iv)(y) shall, subject to the provisions of Section 3.1(b), be made (i) first to the Class B Members, in proportion to and to the extent of, the amount necessary so that each Class B Member has received the amount of distributions such Class B Member would have been entitled to receive if there had been no such limitation and (ii) thereafter in accordance with Section 3.1(a)(ii) or Section 11.2(b)(iv)(y) (as the case may be).

     3.2 Distributions Attributable To Special Investments. Distributions of any cash or property attributable to a Special Investment (as reasonably determined by the Board of Managers) shall be made to the Class C Members at such times and in such amounts determined by the Board of Managers in proportion to the Capital Contributions of the Class C Members with respect to each such Special Investment.

     3.3 Tax Advances. Subject to Section 11.2, and to the extent of Available Net Cash, on a quarterly basis the Company shall distribute an amount to the Class A Members, with respect to Class A Units, and Class B Members, with respect to Class B Units, pro rata in proportion to the excess, if any, of (x) the Tax Liability computed for such Member with respect to each Class of Units for the Taxable Year (or portion thereof) that includes such quarter, over (y) the aggregate amount distributed to each such Member with respect to such Class of Units for the Taxable Year that includes such quarter pursuant to Section 3.1 (such distributions, "Tax Advances"). All Tax Advances made on behalf of a Member with respect to such Class of Units shall reduce the amount of the next succeeding distribution or distributions that would otherwise have been made to such Member with respect to such Class of Units or, if such distributions are not sufficient for that purpose, shall reduce the proceeds of liquidation otherwise distributable under Section 11.2 with respect to such Class of Units to such Member. To the extent that an amount otherwise distributable to a Member is so applied, it shall be treated for all purposes hereof as if such amount had actually been distributed to such Member with respect to such Class of Units pursuant to Sections 3.1, 3.6, 3.7, 3.8 and 11.2, as the case may be. For the avoidance of doubt, no distributions under this Section 3.3 shall be made to a Class C Member with respect to Class C Units.

     3.4 Tax Withholding. To the extent the Company is required by applicable law to withhold or to make tax payments on behalf of or with respect to any Member (e.g., backup withholding) ("Withholding Advances"), the Company may withhold such amounts and make such tax payments as so required. All Withholding Advances made on behalf of a Member, plus interest thereon at a rate equal to the prime rate, as announced by Citibank, N.A., plus 2%, shall (i) be paid on demand by the Member on whose behalf such Withholding Advances were made (it being understood that no such payment shall increase such Member's Capital Contributions or Capital Account balance), or (ii) with the consent of the Board of Managers, in its sole discretion, be repaid by reducing the amount of the current or next succeeding distribution or distributions which would otherwise have been made to such Member or, if such distributions are not sufficient for that purpose, by so reducing the proceeds of liquidation otherwise payable to such Member. If repayment of a Withholding Advance is made by a Member pursuant to clause (ii), such Member shall not be required to pay any interest thereon. Notwithstanding the foregoing, whenever repayment of a Withholding Advance by a Member is made as described in clause (ii), for all other purposes of this Agreement such Member shall be treated as having received all distributions unreduced by the amount of such Withholding Advance. Each Member hereby agrees to fund, and otherwise reimburse the Company for any liability with respect to Withholding Advances (including interest thereon) required or made on behalf of or with respect to such Member (including penalties imposed with respect thereto) (it being understood that no such funding or reimbursement shall increase such Member's Capital Contributions or Capital Account balance).

     3.5 Distributions - General Principles.

          (a) Except as otherwise expressly provided in this Article 3 or in Articles 7, 8 and 11, no Member shall have the right to withdraw capital from the Company or to receive any distribution or return of any of its Capital Contributions.

          (b) Distributions pursuant to this Article 3 may be made to the Members in cash or in kind; provided, that distributions shall be made, to the extent practicable, in the same form and proportions as any cash or property is received by the Company. Any distributions of non-cash proceeds shall be made in the same form (and the same proportion with respect to cash distributed) as are received by the Company. Distributions of non-cash proceeds shall be made as if cash in an amount equal to the fair market value of such proceeds (as reasonably determined in good faith by the Board of Managers) were to be distributed.

     3.6 Retained Amounts - General.

          (a) The Company shall establish an account on its books, which shall be represented by a memorandum account (each, a "Memorandum Account") for each Class B Member and reflected in the Capital Account of such Class B Member in accordance with Section 2.6. Except as provided in Sections 3.6(b), (c) and (e), the Company shall retain as an asset of the Company an amount equal to 25% of the excess of (x) amounts otherwise distributable to a Class B Member pursuant to Section 3.1(a)(ii) and Section 3.1(c) (to the extent treated as made under Section 3.1(a)(ii)), over (y) the Retained Amount Tax Liability with respect to such distributions (the "Retained Amounts"). Retained Amounts in respect of a Class B Member shall be credited to such Class B Member's Memorandum Account. Any Retained Amounts that are distributed to a Class B Member as described in this Section 3.6 and Sections 3.7 and 3.8 shall be debited against such Class B Member's Memorandum Account.

          (b) Subject to Sections 3.6(c) and (d), 3.7 and 3.8, within 10 days following the second anniversary of the date on which each such portion of the Retained Amounts would otherwise have been distributed to a Class B Member (such period, the "Reserve Period"), an amount equal to such Retained Amounts shall be distributed to such Class B Member, without interest.

          (c) Any distributions to a Class B Member with respect to Retained Amounts shall be made in respect of amounts credited to such Class B Member's Memorandum Account in the order of the earliest of such credit entries to the most recent credit entry; provided that such distribution may be made in kind to the extent that the underlying distribution was also made in kind.

          (d) If any amount with respect to Retained Amounts is to be distributed to a Class B Member, then the amounts shall be distributed to such Class B Member in respect of whom a credit entry was originally made in his Memorandum Account in accordance with such Class B Member's Class B Percentage at the time such entry was made in his Memorandum Account (as adjusted pursuant to the following proviso, the "Retained Amount Percentage"); provided that if such Class B Member has been terminated for "cause" as defined in such Class B Member's Subscription Agreement, then the amount that shall be distributed shall be based on the then vested portion of the Class B Percentage at the time of such termination and any amounts remaining in such Class B Member's Memorandum Account shall be distributed and paid to the Class A Members in proportion to their Class A Units.

          (e) The provisions set forth in this Section 3.6, and Sections 3.7 and
3.8 shall no longer be applicable on or after the date of the occurrence of a Triarc Change of Control; it being understood that from and after such date, the Company shall not retain or holdback any Retained Amounts. Within 10 days following the date of occurrence of a Triarc Change of Control, all Retained Amounts that have theretofore been held back and retained by the Company shall be distributed in full to the Class B Members in accordance with the credit balances in their respective Memorandum Accounts, without interest.

     3.7 Write-Downs of Deerfield Interest.

          (a) If the Triarc Board determines in good faith that the Company, excluding any Special Investments, is subject to a Cumulative Unrealized Loss as of the end of any Reserve Period, then the amount to be distributed to a Class B Member at the end of such Reserve Period (the "Tentative Release Amount") shall be reduced by an amount equal to the lesser of (x) the aggregate balance of the Memorandum Account of such Class B Member immediately prior to the end of such Reserve Period, and (y) the excess, if any, of (A) the product of the (i) Retained Amount Percentage with respect to the amount to be distributed to such Class B Member at the end of such Reserve Period, and (ii) the amount of such Cumulative Unrealized Loss, over (B) the aggregate balance of the Memorandum Account of such Class B Member immediately prior to the end of such Reserve Period attributable to other Reserve Periods. For purposes of this Section 3.7, "Frozen Release Amount" with respect to the end of each Reserve Period equals the excess of the Tentative Release Amount, over the amounts actually distributed to the Class B Members with respect to such Reserve Period (the "Actual Release Amount").

          (b) If, following any determination that the Company, excluding any Special Investments, is subject to a Cumulative Unrealized Loss, there is a subsequent revaluation in the good faith determination of the Triarc Board that values the Company, excluding the Fair Market Value of any Special Investments, at an amount greater than the amount as of which it was valued as part of the determination of such Cumulative Unrealized Loss, then an amount shall be distributed to each Class B Member equal to the lesser of (x) the aggregate amounts of outstanding Frozen Release Amounts with respect to such Class B Member that would have been treated as Actual Release Amounts with respect to such Class B Member if the computations with respect to the related Reserve Period had been done on the basis of the subsequent revaluation, and (y) the aggregate balance in such Class B Member's Memorandum Account immediately prior to the date of such revaluation.

     3.8 Sale of Deerfield Interest; Restructuring Event. If there is a sale of all or a portion of the Deerfield Interest or a Restructuring Event occurs (whether or not the Company, excluding any Special Investments, has been subject to a Cumulative Unrealized Loss), then an amount computed for each Class B Member equal to the lesser of (x) the aggregate balance of the Memorandum Account of such Class B Member immediately prior to such sale or the occurrence of a Restructuring Event, and (y) the product of (i) such Class B Member's Class B Percentage, (ii) the Deerfield Interest Percentage, and (iii) the amount of any Cumulative Unrealized Loss as of the date of such sale or the occurrence of such Restructuring Event, will be distributed and paid to the Class A Members in proportion to their Class A Units. In the case of a sale of all of the Deerfield Interest or the occurrence of a Restructuring Event, any outstanding balance in a Class B Member's Memorandum Account after the distribution and payment described in the immediately preceding sentence, will be distributed to such Class B Member.

     3.9 Class B Clawback. If prior to February 15, 2013, (i) the Company receives a distribution upon the liquidation of Deerfield, (ii) the Company sells all or a portion of the Deerfield Interest, or (iii) a Restructuring Event occurs, each Class B Member shall return to the Company an amount equal to its Class B Clawback, which amount shall be distributed and paid to the Class A Members in proportion to their Class A Units. The "Class B Clawback" with respect to each Class B Member, means the amount necessary to cause (x) the aggregate distributions made by the Company to such Class B Member in respect of such Class B Member's Profits Interest Portion, not to exceed (y) the aggregate distributions that would have been due from the Company to such Class B Member pursuant to Section 11.2(b)(iv)(y) in respect of such Class B Member's final Profits Interest Portion determined on a cumulative basis as if distributions were made simultaneously (but computing the Unpaid Preferred Return for such purposes without regard to this assumption), and after taking into account, as of such determination date, all reduced distributions otherwise due to such Class B Member as a result of any unvested and forfeited Class B Units; provided, that, no Class B Member shall be required to return to the Company in respect of its Class B Clawback an amount that exceeds the lesser of (i) the product of such Class B Member's Class B Clawback and such Class B Member's Class B Clawback Percentage and (ii) an amount equal to the excess of the cumulative amount of distributions made to such Class B Member by the Company in respect of the Profits Interest Portion over such Class B Member's Deemed Cumulative Tax Liability with respect to the Profits Interest Portion. The amount of any outstanding Class B Clawback due under this Section 3.9 shall first offset and reduce any distributions to be made to such Class B Member under Section 3.1(a)(ii), 3.1(c) or 11.2(b)(iv)(y).

                                    ARTICLE 4

                                   ALLOCATIONS

     4.1 Allocations of Net Income and Net Loss.

          (a) Except as otherwise provided in this Agreement, Net Income and Net Loss (and, to the extent necessary, individual items of income, gain, loss, deduction or credit) of the Company shall be allocated among the Class A Members and the Class B Members in a manner such that, after giving effect to the special allocations set forth in Section 4.3, the Capital Account of each Member with respect to Class A Units and Class B Units, immediately after making such allocation, is, as nearly as possible, equal (proportionately) to (i) the distributions that would be made to such Members pursuant to Sections 11.2(b)(iv) if the Company were dissolved, its affairs wound up and its assets (other than any assets attributable to a Special Investment) sold for cash equal to their Carrying Value, all Company liabilities were satisfied (limited with respect to each nonrecourse liability to the Carrying Value of the assets securing such liability), and the net assets of the Company (other than any assets attributable to a Special Investment) were distributed in accordance with
Section 11.2(b)(iv) to the Members immediately after making such allocation, minus (ii) such Member's share of Company Minimum Gain and Member Nonrecourse Debt Minimum Gain, computed immediately prior to the hypothetical sale of assets, minus (iii) in the case of a Class B Member, any obligation of such Class B Member to make a Capital Contribution to the Company pursuant to Section
3.9 if the Company were dissolved at such time, plus (iv) in the case of a Class A Member, any right of such Class A Member to a distribution pursuant to Section
3.9 if the Company were dissolved at such time.

          (b) Except as otherwise provided in this Agreement, Special Investment Net Income and Special Investment Net Loss (and, to the extent necessary, individual items of income, gain, loss, deduction or credit) of the Company shall be allocated to the Class C Members, with respect to each Special Investment, in proportion to their Capital Contributions with respect to such Special Investment.

     4.2 Allocations For Income Tax Purposes. For United States federal, state and local income tax purposes, items of income, gain, loss, deduction and credit shall be allocated to the Members in accordance with the allocations of the corresponding items for Capital Account purposes under Sections 4.1 and 4.3, except that items with respect to which there is a difference between adjusted tax basis and Carrying Value will be allocated in accordance with Section 704(c) of the Code, the Regulations thereunder and Regulation Section 1.704-1(b)(4)(i) in a manner determined by the Board of Managers.

     4.3 Special Allocations.

          (a) Minimum Gain  Chargeback.  Notwithstanding  any other provision of
Section 4.2, if there is a net decrease in Company Minimum Gain or Member Nonrecourse Debt Minimum Gain (determined in accordance with the principles of Regulation sections 1.704-2(d) and 1.704-2(i)) during any Taxable Year, the Members shall be specially allocated items of Company income and gain for such year (and, if necessary, subsequent years) in an amount equal to their respective shares of such net decrease during such year, determined pursuant to Regulation sections 1.704-2(g) and 1.704-2(i)(5). The items to be so allocated shall be determined in accordance with Regulation Section 1.704-2(f). This
Section 4.3(a) is intended to comply with the minimum gain chargeback requirements in such Regulation sections and shall be interpreted consistently therewith, including that no chargeback shall be required to the extent of the exceptions provided in Regulation sections 1.704-2(f) and 1.704-2(i)(4).

          (b) Qualified Income Offset. If any Member unexpectedly received any adjustments, allocations or distributions described in Regulation Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6), items of Company income and gain shall be specially allocated to such Member in an amount and manner sufficient to eliminate the deficit balance in its Capital Account created by such adjustments, allocations or distributions as promptly as possible. This Section 4.3(b) is intended to comply with the "qualified income offset" requirement in such Regulation Section and shall be interpreted consistently therewith.

          (c) Gross Income Allocations. If any Member has a deficit Capital Account at the end of any Fiscal Year that is in excess of the sum of (i) the amount such Member is obligated to restore, if any, pursuant to any provision of this Agreement, and (ii) the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentences of Regulation sections 1.704-2(g)(1) and 1.704-2(i)(5), each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible; provided, that an allocation pursuant to this Section 4.3(c) shall be made only if and to the extent that a Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in
Section 4.2 and this Section 4.3 have been tentatively made as if Section 4.3(b) and this Section 4.3(c) were not in this Agreement.

          (d) Nonrecourse Deductions. Nonrecourse Deductions shall be allocated to the Members in proportion to their Capital Contributions.

          (e) Member Nonrecourse Deductions. Member Nonrecourse Deductions for any taxable period shall be allocated to the Member who bears the economic risk of loss with respect to the liability to which such Member Nonrecourse Deductions are attributable in accordance with Regulation Section 1.704-2(j).

          (f) Regulatory Compliance. The provisions of Sections 4.1, 4.2 and this Section 4.3 and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Regulation Section 1.704-1(b) and shall be interpreted and applied in a manner consistent with such Regulation. The Tax Matters Partner shall be authorized to make appropriate amendments to the allocations of items pursuant to Section 4.2 if necessary in order to comply with Section 704 of the Code or applicable Regulations thereunder; provided, that no such change shall have an adverse effect upon the amount distributable to any Member pursuant to this Agreement.

          (g) Curative Allocations. The allocations set forth in Sections 4.3(a), 4.3(b), 4.3(c), 4.3(d) and 4.3(e) (the "Regulatory Allocations") are intended to comply with certain requirements of the Regulations. The Tax Matters Partner is authorized to offset all Regulatory Allocations either with other Regulatory Allocations or with special allocations of income, gain, loss or deductions pursuant to this Section 4.3(g) in whatever manner it reasonably and in good faith determines appropriate so that, after such offsetting allocations are made, each Member's Capital Account balance is, to the extent possible, equal to the Capital Account balance such Member would have had if the Regulatory Allocations were not part of this Agreement and all items of income, gain, loss or deduction were allocated pursuant to Section 4.2. In exercising its discretion under this Section 4.3(g), the Tax Matters Partner shall take into account future Regulatory Allocations under Section 4.3(a) that, although not yet made, are likely to offset other Regulatory Allocations made under Sections 4.3(d) and 4.3(e).

          (h) Adjustments of Capital Accounts. The Capital Accounts of the Members may at the discretion of, and in the manner reasonably determined in good faith by, the Tax Matters Partner, be adjusted in accordance with Regulation Section 1.704-1(b)(2)(iv)(f), and thereafter maintained in accordance with Regulation Section 1.704-1(b)(2)(iv)(g), to reflect the fair market value of Company property as reasonably determined in good faith by the Board of Managers whenever an interest in the Company is relinquished to the Company, upon the issuance of a new or additional Units for more than a de minimis capital contribution to the Company, upon the issuance of any Class B Units, or upon a liquidation of the Company, and shall be adjusted in accordance with Regulation Section 1.704-1(b)(2)(iv)(e) in the case of a distribution of more than a de minimis amount of property (other than cash).

                                      ARTICLE 5

                     ACCOUNTING FOR THE COMPANY; TAX MATTERS

     5.1 Accounting for the Company. The Company shall use such method of accounting as may be determined by the Board of Managers that is consistent with GAAP or such other accounting methods and conventions as it may from time to time determine to be used in the preparation of the Company's tax returns.

     5.2 Books and Records; Access. The Board of Managers shall keep or cause to be kept complete and appropriate records and books of account of the Company prepared on the accrual method of accounting (unless otherwise determined by the Board of Managers). Such books and records will be retained by the Company for a period of three years following termination of the Company. Except as otherwise expressly provided herein, such books and records shall be maintained on the basis used in preparing the Company's federal income tax returns. The books and records shall be maintained at the principal office of the Company. The Company shall allow each Member, at its own expense, access to such books and records of the Company to examine and make copies thereof.

     5.3 Reports. After the end of each Fiscal Year (or portion thereof), the Board of Managers shall cause an audit of the Company's financial statements (including a balance sheet, statement of operations, statement of changes in Members' equity and statement of cash flows) for such Fiscal Year (or portion thereof). Such financial statements and a copy of the audit opinion thereon shall be delivered to each Member within 120 days after the end of each Fiscal Year (or portion thereof). Within 120 days after the end of each Fiscal Year (or portion thereof), the Company will also cause to be delivered to each Member a statement showing the balances in such Member's Capital Account as of the end of such Fiscal Year (or portion thereof).

     5.4 Tax Returns.

          (a) The Company shall prepare or cause the Company's accountants to prepare all income and other tax returns of the Company and shall cause the same to be filed in a timely manner. The expenses of preparing the Company's tax returns shall be expenses of the Company and not of any Member.

          (b) Within 90 days after the end of each Taxable Year, or as soon as reasonably practicable thereafter, the Company shall furnish to each Member such information (including completed schedule K-1s) regarding the amount of such Member's share in the Company's taxable income or loss for such year, in sufficient detail to enable such Member to prepare its United States federal, state and other tax returns. In addition, the Company shall timely furnish to each Member sufficient information as is reasonably requested to enable such Member to comply with any estimated income tax payment requirements.

     5.5 Tax Matters Partner. The Members agree and acknowledge that the "tax matters partner" of the Company within the meaning of Section 6231(a)(7) of the Code (the "Tax Matters Partner") shall be Triarc. The Tax Matters Partner shall
(i) prepare and file, or cause to be prepared and filed, all tax returns on behalf of the Company; (ii) make (or revoke) any elections under the Code or similar state, local or foreign law; and (iii) represent the Company in connection with any audit, claim for refund or administrative or judicial proceeding involving any asserted tax liability or refund with respect to the Company or the Members in their capacity as such. Triarc shall be entitled to be reimbursed by the Company for all costs and expenses incurred by it as the Tax Matters Partner and to be indemnified by the Company (solely out of Company assets) with respect to any action brought against it in connection with its activities as Tax Matters Partner. Any Member who enters into a settlement agreement with respect to any Company item shall notify the Tax Matters Partner of such settlement agreement and its terms within 30 days after the date of settlement. This provision shall survive any termination of this Agreement.

     5.6 Treatment as Partnership. Notwithstanding anything in this Agreement to the contrary, the Board of Managers shall use commercially reasonable efforts taking into account then applicable law to ensure that the Company is at all times treated as a partnership for federal, state and local income tax purposes, and that the Company does not become treated as a "publicly traded partnership" or otherwise taxable as a corporation for any federal, state or local income tax purposes.

                                   ARTICLE 6

                               MANAGEMENT; VOTING

     6.1 Board of Managers.

          (a) General Powers. Subject to Section 6.6(b), the business and affairs of the Company shall be managed by or under the direction of a board of managers (the "Board of Managers"), which may exercise all such powers of the Company and perform all such lawful acts and things as are not by the Act or this Agreement required to be exercised or performed by the Members.

          (b) Number and Term of Office. The number of Managers shall be three or such other number as shall be fixed from time to time by a majority in Voting Interest of the Members. Managers need not be Members. Managers shall be elected upon the affirmative vote of a majority in Voting Interest of the Members and each Manager shall hold office until his successor is elected and qualified or until his earlier death or resignation or removal in the manner provided in this
Section 6.1. As of the date hereof, the members of the Board of Managers are Peter W. May, Francis T. McCarron and Brian L. Schorr.

          (c) Resignation. Any Manager may resign at any time by written notice to the Board of Managers. Such resignation shall take effect at the time specified in such notice or, if the time is not specified, upon receipt thereof by the Board of Managers. Unless otherwise specified therein, acceptance of such resignation shall not be necessary to make it effective.

          (d) Removal. Any or all of the Managers may be removed, with or without cause, at any time upon the affirmative vote of a majority in Voting Interest of the Members.

          (e) Vacancies. Vacancies occurring on the Board of Managers as a result of the removal of Managers without cause may be filled only upon the affirmative vote of a majority in Voting Interest of the Members. Vacancies occurring on the Board of Managers for any other reason, including vacancies occurring as a result of the creation of new positions that increase the number of Managers, may be filled upon the affirmative vote of a majority in Voting Interest of the Members, by a majority of the Managers then in office or by a written consent of the Board of Managers. If the number of Managers then in office is less than a quorum, such other vacancies may be filled by vote of a majority of the Managers then in office or by a written consent of the Board of Managers. Unless earlier removed pursuant to 6.1(d), each Manager chosen in accordance with this Section 6.1(e) shall hold office until the next annual election of Managers by the Members and until his or her successor shall be elected and qualified.

     6.2 Meetings of the Board of Managers.

          (a) Times and Places of Meetings. The Board of Managers may hold meetings, both regular and special, either within or without the State of Delaware. The times and places for holding meetings of the Board of Managers may be fixed from time to time by resolution of the Board of Managers or (unless contrary to a resolution of the Board of Managers) in the notice of the meeting.

          (b) Annual Meetings. As soon as practicable after each annual election of Managers by the Members, the Board of Managers may hold its annual meeting, without notice of such meeting, for the purposes of organization, the election of officers and the transaction of other business. The annual meeting of the Board of Managers may be held at any other time and place specified in a notice given as provided in Section 6.2(d) for special meetings of the Board of Managers or in a waiver of notice thereof.

          (c) Regular Meetings. Regular meetings of the Board of Managers may be held without notice at such times and at such places as shall from time to time be determined by the Board of Managers.

          (d) Special Meetings. Special meetings of the Board of Managers may be called by the President or the Secretary or by any two or more Managers then serving on at least one day's notice to each Manager given by one of the means specified in Section 6.2(g) other than by mail or courier service, or on at least three days' notice if given by mail or courier service. Special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of any two or more of the Managers then serving.

          (e) Telephone Meetings. Managers or members of any committee designated by the Board of Managers may participate in a meeting of the Board of Managers or of such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 6.2(e) shall constitute presence in person at such meeting.

          (f) Adjourned Meetings. A majority of the Managers present at any meeting of the Board of Managers, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place. At least one day's notice of any adjourned meeting of the Board of Managers shall be given to each Manager whether or not present at the time of the adjournment, if such notice shall be given by one of the means specified in Section 6.2(g) other than by mail or courier service, or at least three days' notice if by mail or courier service. Any business may be transacted at an adjourned meeting that might have been transacted at the meeting as originally called.

          (g) Notice Procedure. Subject to Sections 6.2(d) and 6.2(f), whenever, under the provisions of this Agreement, notice is required to be given to any Manager, such notice shall be deemed given effectively if given in person or by telephone, by mail addressed to such Manager at such Manager's address as it appears on the records of the Company, with postage thereon prepaid, or by nationally recognized courier service, telecopy, e-mail or similar means addressed as aforesaid.

          (h) Waiver of Notice. Whenever the giving of any notice is required by this Section 6.2, a waiver thereof, in writing, signed by the person or persons entitled to such notice, whether before or after the event as to which such notice is required, shall be deemed equivalent to notice. Attendance by a person at a meeting shall constitute a waiver of notice of such meeting except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the ground that the meeting has not been lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Managers or a committee of the Board of Managers need be specified in any written waiver of notice unless so required by this Agreement.

          (i) Organization. At each meeting of the Board of Managers, the President shall preside; and if the President is unavailable, then an Executive Vice President shall preside. The Secretary shall act as secretary at each meeting of the Board of Managers. In case the Secretary shall be absent from any meeting of the Board of Managers, an Assistant Secretary shall perform the duties of secretary at such meeting, and in the absence from any such meeting of the Secretary and all Assistant Secretaries, the person presiding at the meeting may appoint any person to act as secretary of the meeting.

     6.3 Quorum; Voting.

          (a) Quorum of Managers. The presence in person of a majority of the entire Board of Managers shall be necessary and sufficient to constitute a quorum for the transaction of business at any meeting of the Board of Managers, but a majority of a smaller number may adjourn any such meeting to a later date.

          (b) Action by Majority Vote. Except as otherwise expressly required by this Agreement, the act of a majority of the Managers present at a meeting at which a quorum is present shall be the act of the Board of Managers.

          (c) Written Consents. Unless otherwise restricted by this Agreement, any action required or permitted to be taken at any meeting of the Board of Managers or of any committee thereof may be taken without a meeting if all Managers or members of such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Managers or committee.

     6.4 Committees of the Board of Managers. The Board of Managers may, by resolution passed by a vote of the entire Board of Managers, designate one or more committees, each committee to consist of one or more of the Managers. The Board of Managers may designate one or more Managers as alternate members of any committee, who may replace any absent or disqualified member at any meeting of such committee. If a member of a committee shall be absent from any meeting, or disqualified from voting thereat, the remaining member or members present and not disqualified from voting, whether or not such member or members constitute a quorum, may, by a unanimous vote, appoint another member of the Board of Managers to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Managers passed as aforesaid, shall have and may exercise all the powers and authority of the Board of Managers in the management of the business and affairs of the Company. Unless otherwise specified in the resolution of the Board of Managers designating a committee, at all meetings of such committee a majority of the total number of members of the committee shall constitute a quorum for the transaction of business, and the vote of a majority of the members of the committee present at any meeting at which there is a quorum shall be the act of the committee. Each committee shall keep regular minutes of its meetings. Unless the Board of Managers otherwise provides, each committee designated by the Board of Managers may make, alter and repeal rules for the conduct of its business. In the absence of such rules, each committee shall conduct its business in the same manner as the Board of Managers conducts its business pursuant to Section 6.2.

     6.5 Compensation. The Board of Managers may determine the compensation of Managers. In addition, as determined by the Board of Managers, Managers may be reimbursed by the Company for their expenses, if any, in the performance of their duties as Managers. Managers who serve as members of any committee of the Board of Managers in consideration of serving as such shall be entitled to such additional amount per annum or such fees for attendance at committee meetings, or both, as the Board of Managers may from time to time determine, together with reimbursement for their expenses, if any, in the performance of their duties. No such compensation or reimbursement shall preclude any Manager from serving the Company in any other capacity and receiving compensation therefor.

     6.6 No Management by Members.

          (a) Except as otherwise expressly provided herein, the Members shall not take part in the day-to-day management, or the operation or control of the business and affairs, of the Company.

          (b) If all of the Class A Units are redeemed by the Company but the Class B Units remain outstanding, then (i) the management and control of the Company shall thereupon automatically vest in the Class B Members, acting by the vote of holders of a majority of the Class B Units, (ii) the provisions of Sections 6.1, 6.2, 6.3, 6.4 and 6.5 shall have no further force or effect, and
(iii) all references in this Agreement to "the Board of Managers" shall be automatically deemed to be a reference to actions to be taken or decisions to be made by holders of a majority of the Class B Units.

     6.7 Officers.

          (a) Executive Officers. As of the date hereof, the Board of Managers has elected as executive officers of the Company the persons listed on Schedule B attached hereto. The persons who may from time to time hold the office of President, Executive Vice President, Senior Vice President, Vice President or Secretary are referred to in this Agreement as "Executive Officers." The Board of Managers may from time to time appoint such other Executive Officers and agents of the Company as the interests of the Company may require and may fix their duties and terms of office. To the extent permitted by law, any number of offices may be held by the same person.

          (b) Other Officers. In addition to the Executive Officers elected by the Board of Managers pursuant to Section 6.7(a), the President may from time to time appoint such other officers of the Company, including Assistant Vice Presidents, Assistant Secretaries, Assistant Treasurers and Controllers, as the interests of the Company may require (the "Other Officers"); provided, however, that no Other Officer may be appointed to the office of President, Executive Vice President, Senior Vice President, Vice President or Secretary. Each appointment of an Other Officer shall be in writing and shall set forth the duties of the Other Officer being appointed and, subject to Section 6.7(c), such officer's term of office.

          (c) Term of Office. Each Executive Officer shall hold office until the annual meeting of the Board of Managers next succeeding such officer's election and until such officer's successor is elected and qualified, or until such officer's earlier death, resignation, retirement or removal. Each Other Officer shall hold office for a term to be decided by the appointing President; provided, however, that no such term shall be for a period longer than the term of office of the appointing President.

          (d) Removal of Officers. Any Executive Officer or Other Officer may be removed from office with or without cause at any time by the affirmative vote of a majority of the Board of Managers. Any Other Officer may also be removed from office at any time with or without cause by the President.

          (e) Vacancies. A vacancy in the position of any Executive Officer or Other Officer arising from any cause may be filled for the unexpired portion of the term by the Board of Managers. A vacancy in the position of any Other Officer arising from any cause may also be filled for the unexpired portion of the term by the President.

          (f) Compensation of Officers. The salaries or compensation, if any, of all Executive Officers shall be fixed by the Board of Managers or the Compensation Committee of the Board of Managers, if there be one. The salaries or compensation of the Other Officers may be fixed from time to time by the Board of Managers or the President.

          (g) President. The President shall be a member of the Board of Managers and shall be responsible for directing, administering and coordinating the business operations of the Company in accordance with policies, goals and objectives established by the Board of Managers. Such officer shall perform all other duties and enjoy all other powers which are commonly incident to the office of President or which are delegated to such officer by the Board of Managers. The President shall preside at meetings of the Members of the Company and the Board of Managers.

          (h) Executive Vice Presidents, Senior Vice Presidents and Vice Presidents Elected by the Board. The Executive Vice Presidents, the Senior Vice Presidents and the Vice Presidents elected by the Board of Managers pursuant to
Section 6.7(a), if there be any, shall have such powers and perform such duties as may from time to time be assigned to them by the Board of Managers or the President.

          (i) Secretary. The Secretary shall record the proceedings of all meetings of Members and of the Board of Managers which such officer attends in a book or books to be kept for that purpose. Such officer shall attend to the giving and serving of all notices on behalf of the Company and shall have custody of the records of the Company. Such officer shall, in general, perform all the duties and functions incident to the office of Secretary and shall also perform such other duties as may from time to time be assigned to such officer by the Board of Managers or the President.

          (j) Powers and Duties of Other Officers. The Other Officers shall have such powers and perform such duties as may from time to time be assigned to them by the Board of Managers or the President.

     6.8 Voting Rights of Members.

          (a) Each Class A Member shall be entitled to exercise a number of votes equal to the product of (i) 10, and (ii) the number of its Class A Units.

          (b) Each Class B Member shall be entitled to exercise a number of votes equal to the product of (i) one, and (ii) the number of his Class B Units.

          (c) Except as expressly set forth otherwise in this Agreement, the Class C Members shall not be entitled to any voting rights.

          (d) Except as expressly set forth otherwise in this Agreement, the Class A Members and the Class B Members shall be entitled to vote, together as a single class, on all matters required by this Agreement or the Act to be voted on by the Members.

     6.9 Indemnification.

          (a) Indemnification of Protected Persons. To the fullest extent permitted by law, the Company shall indemnify, hold harmless, protect and defend each Protected Person against any losses, claims, damages or liabilities, including legal fees and expenses incurred in investigating or defending against any such losses, claims, damages or liabilities, and any amounts expended in settlement of any claims approved by the Board of Managers (collectively, "Liabilities"), to which any Protected Person may become subject:

               (i) by reason of any act or omission or alleged act or omission (even if negligent) performed or omitted to be performed in connection with the activities of the Company;

               (ii) by reason of the fact that he is or was acting in connection with the activities of the Company in any capacity or that he is or was serving at the request of the Company as a member, partner, shareholder, manager, director, officer, employee or agent of any Person; or

               (iii) by reason of any other act or omission or alleged act or omission arising out of or in connection with the activities of the Company;

unless, in each case, with respect to a Protected Person, to the extent such Liability is found in a final and non-appealable judgment to have resulted from such Protected Person's own fraud, gross negligence or willful misconduct.

          (b) Reimbursement of Expenses. The Company shall promptly reimburse (and/or advance to the extent reasonably required) each Protected Person for reasonable legal or other expenses (as incurred) of each Protected Person in connection with investigating, preparing to defend or defending any claim, lawsuit or other proceeding relating to any Liabilities for which the Protected Person may be indemnified pursuant to this Section 6.9; provided, that (i) such Protected Person executes a written undertaking to repay the Company for such reimbursed or advanced expenses if it is finally determined by a court of competent jurisdiction that such Protected Person is not entitled to the indemnification provided by this Section 6.9, and (ii) in the event such claim, lawsuit or other proceeding is brought by the Company against such Protected Person or brought by such Protected Person against the Company, such Protected Person shall only be entitled to reimbursement of expenses in connection with investigating and preparing to defend itself against such claim (1) if and when it is finally determined by a court of competent jurisdiction that such Protected Person is entitled to indemnification under this Section 6.9, or (2) if the Company so determines that such Protected Person is entitled to advancement or prompt reimbursement of expenses prior to the final disposition of the proceeding.

          (c) Survival of Protection. The provisions of this Section 6.9 shall continue to afford protection to each Protected Person regardless of whether such Protected Person remains in the position or capacity pursuant to which such Protected Person became entitled to indemnification under this Section 6.9 and regardless of any subsequent amendment to this Agreement; provided, that no such amendment shall reduce or restrict the extent to which these indemnification provisions apply to actions taken or omissions made prior to the date of such amendment.

          (d) Recovery. The Company shall use its reasonable efforts to pursue other third party sources of indemnification in respect of any Liabilities for which it or any Protected Person may require indemnification in accordance with this Section 6.9. If any Protected Person recovers any amounts in respect of any Liabilities from insurance coverage or any third party source, then such Protected Person shall, to the extent that such recovery is duplicative, reimburse the Company for any amounts previously paid to it by the Company in respect of such Liabilities.

          (e) Reserves. If deemed appropriate or necessary by the Board of Managers, the Company may establish reasonable reserves, escrow accounts or similar accounts to fund its obligations under this Section 6.9.

                                    ARTICLE 7

                              PUT OF CLASS B UNITS

     7.1 Valuations.

          (a) If, on December 31 of the year in which the fifth, seventh or eighth anniversary of the Deerfield Acquisition Date occurs, the Company continues to own all or a portion of the Deerfield Interest, then, no later than January 31 of the following year, the Triarc Board shall conduct and complete a valuation of the Company, excluding the Fair Market Value of any Special Investments, as of December 31 of the year in which such anniversary occurs (the "Fifth Year Valuation," the "Seventh Year Valuation," and the "Eighth Year Valuation," respectively, and together, the "Valuations"), and shall notify the Members in writing of such Valuation within five days after the completion of the applicable Valuation.

          (b) Each Valuation will value the Company, excluding the Fair Market Value of any Special Investments, based on its Fair Market Value, taking into account such factors as the multiples of EBITDA, revenues and net income for which asset management companies similar to Deerfield are being acquired and other relevant comparables.

     7.2 Fifth Year Put. Within five Business Days following the date of notification of the Fifth Year Valuation, a Class B Member shall be entitled to elect, by notice in writing to Triarc to be given in such five Business Day period, to require Triarc to purchase from such Class B Member, for a payment, at the election of Triarc, to be paid in full in cash (but subject to the Financing Limitation) or in the form of the Cash/Note Consideration, Class B Units held by him representing up to 50% of the sum of (i) the Class B Units that were originally granted to him, and (ii) any additional Class B Units granted to him thereafter up to the fifth anniversary of the Deerfield Acquisition Date, in both cases, (x) as adjusted, if applicable, to reflect any reclassification of the membership interests of the Company, any recapitalization of the Company or any other modifications to the capital structure of the Company (collectively, the "Adjustments"), and (y) to the extent of the Vested Profits Interest Portion of such Class B Units and to the extent that such Class B Units have been held by such Class B Member for more than two years.

     7.3 Seventh Year Put. Within five Business Days following the date of notification of the Seventh Year Valuation, a Class B Member shall be entitled to elect, by notice in writing to Triarc to be given in such five Business Day period, to require Triarc to purchase from such Class B Member, for a payment, at the election of Triarc, to be paid in full in cash (but subject to the Financing Limitation) or in the form of the Cash/Note Consideration, Class B Units held by him representing up to the excess of (i) 75% of the sum of (x) the Class B Units that were originally granted to him, and (y) any additional Class B Units granted to him thereafter up to the seventh anniversary of the Deerfield Acquisition Date, in both cases, (1) as adjusted, if applicable, to reflect any Adjustments, and (2) to the extent of the Vested Profits Interest Portion of such Class B Units and to the extent that such Class B Units have been held by such Class B Member for more than two years, over (ii) any portion of the Vested Profits Interest Portion of the Class B Units of such Class B Member that Triarc purchased from such Class B Member following the Fifth Year Valuation pursuant to Section 7.2.

     7.4 Eighth Year Put. Within five Business Days following the date of notification of the Eighth Year Valuation, a Class B Member shall be entitled to elect, by notice in writing to Triarc to be given in such five Business Day period, to require Triarc to purchase from such Class B Member, for a payment, at the election of Triarc, to be paid in full in cash (but subject to the Financing Limitation) or in the form of the Cash/Note Consideration, all or a portion of the Class B Units held by him to the extent that such Class B Units have vested and been held by such Class B Member for more than two years. For the avoidance of doubt, any purchase by Triarc of Class B Units pursuant to this
Section 7.4 shall include the Capital Interest Portion and the Vested Profits Interest Portion of such Class B Units (or a proportionate portion thereof if the Class B Member wishes to sell only a portion of his Class B Units).

     7.5 Payment.

          (a) For the purposes of Sections 7.2, 7.3 and 7.4, the payment for the Vested Profits Interest Portion and, if applicable, the Capital Interest Portion, of Class B Units shall be computed based on the Fifth Year Valuation, Seventh Year Valuation or Eighth Year Valuation, as applicable, as if the Company, excluding the Fair Market Value of any Special Investments, had been sold for an amount equal thereto, and the distributions that would be received by the Members under Section 11.2(b)(iv) assuming a hypothetical liquidation of the Company on a Fair Market Value basis. When determining the amount payable to a Class B Member in respect of his Class B Units pursuant to Sections 7.2, 7.3 and/or 7.4, (i) any Tax Advances previously made to such Class B Member will be taken into account (to the extent not previously taken into account in the payments made under Sections 7.2 and/or 7.3, as applicable) and (ii) any Class B Clawback and/or Retained Amounts will be taken into account.

          (b) Any payments required to be made to a Class B Member following the exercise of a put right described in Section 7.2, 7.3 or 7.4 shall be payable within 30 days following the date of delivery by such Class B Member of his notice to exercise such right.

          (c) If, following the exercise of a put right as described in Section 7.2, 7.3 or 7.4, Triarc elects to make payment in the form of the Cash/Note Consideration, such consideration will be made as follows, but in all cases subject to the Financing Limitation (the "Cash/Note Consideration"):

               (i) 50% of the amount payable to the Class B Member shall be paid in cash; and

               (ii) the balance of the amount payable to the Class B Member shall be paid by way of a note, with a maturity date no later than the second anniversary of the closing of the sale and purchase of the Vested Profits Interest Portion and, if applicable, the Capital Interest Portion, of Class B Units, subject to full and immediate acceleration if a Triarc Change of Control occurs, and bearing interest at an annual rate equal to the Interest Rate, which interest shall be payable in cash annually.

     7.6 Termination of Put Rights. This Article 7 shall automatically terminate and have no force or effect upon the occurrence of a Restructuring Event.
ARTICLE 8

             TRIARC CALL RIGHT; ADDITIONAL CLASS B MEMBER PUT RIGHT

     8.1 Triarc Call Right.

          (a) Upon a Class B Member's Termination Date or upon the occurrence of a Triarc Trigger Event, unless such Class B Member continues as a director of Triarc or a consultant to Triarc on terms reasonably satisfactory to Triarc for purposes of this Section 8.1, in such latter case, then upon such Class B Member ceasing to be a director of or consultant to Triarc, Triarc or its designee shall have the right (but not the obligation) (the "Call Right") to acquire from time to time, in whole or in part in one or more transactions, the Capital Interest Portion and the Vested Profits Interest Portion of the Class B Units of such Class B Member at a purchase price equal to the aggregate Fair Market Value thereof (taking into account the distributions that would be received by the Members under Section 11.2(b)(iv) assuming a hypothetical liquidation of the Company on a Fair Market Value basis and the application of Section 3.9, if applicable, with respect to any Class B Clawback), and if the determination is made in the sixth, eighth or ninth year following the Deerfield Acquisition Date, such determination shall be based on the applicable Valuation, as adjusted by the Triarc Board to take into account any circumstances or events that, in the reasonable judgment of the Triarc Board, (i) have occurred since the determination of such Valuation, and (ii) have affected the value of Deerfield. Triarc may exercise its Call Right at any time following a Class B Member's Termination Date by notice in writing to such Class B Member. In the case of Triarc's exercise of the Call Right following a Triarc Trigger Event, all of the unvested Profits Interest Portion of a Class B Member's Class B Units shall, immediately prior to the exercise of the Call Right, be deemed to have vested in full.

          (b) In the case of Triarc's exercise of the Call Right following a Class B Member's Termination Date, subject to the Financing Limitation and to
Section 8.1(c), the purchase price may, at Triarc's election, be paid in full in cash, or by way of Cash/Note Consideration, in which case, the portion of the purchase price payable in cash shall be paid at the closing of the sale and purchase of such Class B Member's Class B Units. Any payments due from Triarc shall take into account any Tax Advances previously received by the Class B Member, and any Retained Amounts and Class B Clawback obligations of such Class B Member.

          (c) In the case of Triarc's exercise of the Call Right following a Triarc Trigger Event, subject to the Financing Limitation, the purchase price shall be paid by Triarc in cash.

     8.2 Class B Member Put Right. Subject to the Financing Limitation, within 30 days following the Termination Date of a Class B Member, unless such Class B Member continues as a director of or a consultant to Triarc on terms reasonably satisfactory to Triarc for purposes of this Section 8.2, in such latter case, then upon such Class B Member ceasing to be a director of or consultant to Triarc, such Class B Member shall have the right (but not the obligation) to require Triarc to purchase all of the Capital Interest Portion of his Class B Units at a cash purchase price equal to (x) the Fair Market Value thereof (taking into account the distributions that would be received by the Members under Section 11.2(b)(iv) assuming a hypothetical liquidation of the Company on a Fair Market Value basis and the application of Section 3.9, if applicable, with respect to any Class B Clawback), and if the determination is made in the sixth, eighth or ninth year following the Deerfield Acquisition Date, such determination shall be based on the applicable Valuation, as adjusted by the Triarc Board to take into account any circumstances or events that, in the reasonable judgment of the Triarc Board, (1) have occurred since the determination of such Valuation, and (2) have affected the value of Deerfield, or (y) in the case where the Class B Member was terminated for Cause (as defined in such Class B Member's Subscription Agreement), at a purchase price equal to the lower of cost and the Fair Market Value thereof (as such Fair Market Value is determined as described in this Section 8.2). Any payments due from Triarc shall take into account any Tax Advances previously received by the Class B Member, and any Retained Amounts and Class B Clawback obligations of such Class B Member.

     8.3 Financing Limitation. Notwithstanding the provisions of Article 7 and Sections 8.1 and 8.2, Triarc shall not be obligated to take any action or make any payment in satisfaction of the exercise by a Class B Member of his put right under Article 7 or Section 8.2 or by Triarc of its Call Right if (i) in the case of any payment to be made by Triarc in cash, an event of default should then exist and be continuing, in either case, under the terms of any agreement with an unaffiliated third party for indebtedness for borrowed money to which Triarc is a party or is bound at the time, or (ii) such action or payment would constitute a default or event of default or result in a mandatory prepayment requirement under the terms of any agreement with an unaffiliated third party for indebtedness for borrowed money to which Triarc is a party or is bound at the time (each, a "Financing Limitation"). If the obligation of Triarc to make payments in connection with the exercise by a Class B Member of his put right under Article 7 or Section 8.2 or by Triarc of its Call Right is suspended due to a Financing Limitation, Triarc shall make payment at the earliest practicable date following the date when such payment would no longer contravene a Financing Limitation, together with interest at the Interest Rate from (and including) the date payment would have been due had the Financing Limitation not existed at the time of exercise of the put right or the Call Right to (but excluding) the date of payment.

     8.4 Termination of Put/Call Rights. This Article 8 shall automatically terminate and have no force or effect upon the occurrence of a Restructuring Event.

                                     ARTICLE 9

            TAG-ALONG RIGHTS; DRAG-ALONG RIGHTS; RESTRUCTURING EVENT

     9.1 Tag-Along Rights.

          (a) Tag-Along Right. If one or more Class A Members wish to transfer 15% or more of its Class A Units to any Person (other than to an Affiliate of such Class A Members) (a "Third Party Purchaser") in a single transaction or a series of related transactions, then each Class B Member (each, a "Tag-Along Rightholder") shall have the right to sell to such Third Party Purchaser, upon the terms set forth in a notice delivered to each Tag-Along Rightholder (an "Offering Notice"), a Pro Rata Portion of his Class B Units as determined in accordance with Section 9.3 (a "Tag-Along Transaction").

          (b) Exercise of Rights. The Class A Members shall give the Offering Notice to each Tag-Along Rightholder of each proposed sale by them of Class A Units that gives rise to the rights of the Tag-Along Rightholders set forth in this Section 9.1, at least 15 days prior to the proposed consummation of such sale, setting forth the number of Class A Units that they propose to sell to the Third Party Purchaser, the name and address of the proposed Third Party Purchaser, the proposed amount and form of consideration and terms and conditions of payment offered by such Third Party Purchaser, and the Pro Rata Portion of Class B Units that such Tag-Along Rightholder may sell to such Third Party Purchaser as determined in accordance with Section 9.3. The tag-along rights provided by this Section 9.1 must be exercised by any Tag-Along Rightholder wishing to sell his Class B Units within 10 days following receipt of the Offering Notice, by delivery of a written notice to the Class A Members indicating such Tag-Along Rightholder's wish to exercise its rights and specifying the number of Class B Units (up to the Pro Rata Portion of his Class B Units required to be purchased by such Third Party Purchaser) it wishes to sell; provided that any Tag-Along Rightholder may waive his rights under this
Section 9.1 prior to the expiration of such 10-day period by giving written notice to the Class A Members, with a copy to the Company. The failure of a Tag-Along Rightholder to respond within such 10-day period shall be deemed to be a waiver of such Tag-Along Rightholder's rights under this Section 9.1. If a Third Party Purchaser fails to purchase Class B Units from any Tag-Along Rightholder that has properly exercised its tag-along rights pursuant to this
Section 9.1, then the Class A Members shall not be permitted to consummate the proposed sale of the Offered Units, and any such attempted sale shall be null and void ab initio.

          (c) Closing of Tag-Along Transaction. At the closing of the Tag-Along Transaction, (i) if required by the definitive agreements governing such Tag-Along Transaction, each Tag-Along Rightholder who has exercised his rights under this Section 9.1 shall deliver instruments of transfer for the Class B Units being sold by him, and such Class B Units shall be free and clear of any Liens (other than those arising hereunder and those attributable to actions by the Third Party Purchaser) and each such Tag-Along Rightholder shall so represent and warrant, and shall further represent and warrant that he is the sole beneficial and record owner of such Class B Units, (ii) the Third Party Purchaser or a paying agent (if provided in the definitive agreements governing such Tag-Along Transaction) shall deliver to the such Tag-Along Rightholders payment in full in immediately available funds or securities, as applicable, for the Class B Units purchased by the Third Party Purchaser, and (iii) all of the parties to the transaction shall execute such additional documents as are otherwise reasonably necessary or appropriate to consummate the Tag-Along Transaction.

     9.2 Drag-Along Right.

          (a) Triggering Event. Notwithstanding anything to the contrary set forth in Section 9.1, if the Class A Members desire to Transfer all or a portion of their Class A Units to any Third Party Purchaser in a transaction (a "Drag Transaction") that would result in the Third Party Purchaser owning at least 80% of the issued Class A Units, then the Class A Members may, subject to the provisions of this Section 9.2 (the "Drag-Along Right"), require each of the Class B Members to sell, transfer and deliver to the Third Party Purchaser a Pro Rata Portion of their Class B Units as determined pursuant to Section 9.3.

          (b) Drag-Along Notice. If the Class A Members wish to exercise the Drag-Along Right, then the Class A Members shall give written notice (the "Drag-Along Notice") to the Company setting forth the name and address of the Third Party Purchaser, the estimated date on which such Drag Transaction is proposed to be consummated, the proposed amount and form of consideration and any other material terms and conditions of such Drag Transaction. The Company shall immediately (but in any event not later than two Business Days) give a copy of the Drag-Along Notice to each Class B Member (the "Drag-Along Sellers"). Each Drag-Along Seller shall be obligated to (i) sell all of the Pro Rata Portion of his Class B Units in the Drag Transaction on the terms and conditions set forth in the definitive agreements governing the Drag Transaction and (ii) otherwise take all necessary actions to cause the consummation of such Drag Transaction.

          (c) Closing of Drag Transaction. At the closing of the Drag Transaction, (i) if required by the definitive agreements governing such Drag Transaction, each Drag-Along Seller shall deliver instruments of transfer for the Class B Units being sold by him, and such Class B Units shall be free and clear of any Liens (other than those arising hereunder and those attributable to actions by the Third Party Purchaser) and each Drag-Along Seller shall so represent and warrant, and shall further represent and warrant that he is the sole beneficial and record owner of such Class B Units, (ii) the Third Party Purchaser or a paying agent (if provided in the definitive agreements governing such Drag Transaction) shall deliver to the Drag-Along Sellers payment in full in immediately available funds or securities, as applicable, for the Class B Units purchased by the Third Party Purchaser, and (iii) all of the parties to the transaction shall execute such additional documents as are otherwise reasonably necessary or appropriate to consummate the Drag Transaction.

     9.3 Pro Rata Sale. The "Pro Rata Portion" of a Class B Member's Class B Units permitted (in the case of the tag-along rights set forth in Section 9.1), or required (in the case of a Drag-Along Right) to be transferred to a Third Party Purchaser, and the sharing of proceeds related to any such transfers of Units to the Third Party Purchaser, shall be determined based on the distributions that would be made by the Company to the Members assuming; (i) a hypothetical liquidation of the Company on a Fair Market Value basis (including, with respect to the Deerfield Interest, a Liquidation Value), taking into account the price proposed to be paid by the Third Party Purchaser, and (ii) the application of Section 3.9, if applicable, with respect to any Class B Clawback.

     9.4 Distribution of Deerfield Interest.

          (a) Valuation in connection with Spin-Off. If Triarc determines that it wishes to spin-off or otherwise restructure Deerfield with the objective of ultimately distributing to the stockholders of Triarc the economic benefit of 85% or more of the equity interests in Deerfield that are represented by the Class A Units (a "Restructuring Event") (which will be effected through the distribution of the equity securities of a newly-formed entity ("Newco" and such securities of Newco, the "Newco Securities") that will hold all of the equity interests of Deerfield as described in this Section 9.4), Triarc shall first conduct a valuation of the Class A Units and the Class B Units (the "Restructuring Valuation"). The Restructuring Valuation shall be the Triarc Board's good faith determination, made in consultation with the investment bankers or other financial advisors engaged by Triarc in connection with the Restructuring Event, of the fair market value of Newco, and the distributions that would be made by the Company to the holders of Class A Units and the Class B Units under Section 11.2 assuming a hypothetical liquidation of the Company on a Fair Market Value basis and the application of Section 3.9, if applicable, with respect to any Class B Clawback.

          (b) Distribution of the Deerfield Interest. Prior to the consummation of a Restructuring Event, Triarc will cause the Company to distribute to the holders of the Class A Units and the Class B Units such portions of the Deerfield Interest as are attributable to their respective Units, based on the Restructuring Valuation, except that if such distribution were to occur prior to the second anniversary of the date hereof, then the Deerfield Interest attributable to the Class B Units shall continue to be held by the Company. The Company shall be deemed to have redeemed the Units in respect of which it has made a distribution of the attributable portions of the Deerfield Interest. For the avoidance of doubt, in connection with such distribution of the applicable portion of the Deerfield Interest to the holders of the Class B Units (or the retention of such the Deerfield Interest by the Company, as applicable), the Profits Interest Portion of the Class B Units will be automatically extinguished.

          (c) Contribution to Newco. Following the distribution of the Deerfield Interest as set forth in Section 9.4(b), the holders of the Deerfield Interest (i.e., the holders of the Class A Units and the Class B Units (or the Company, if applicable)) shall contribute their respective portions of the Deerfield Interest to Newco in exchange for an appropriate number of Newco Securities, based on the Restructuring Valuation, and Triarc will thereafter distribute its Newco Securities to its stockholders.

          (d) Company Holding Newco Securities. If, in connection with a Restructuring Event and the redemption of all of the Class A Units, the Company holds Newco Securities on behalf of the Class B Members, then (i) all major decisions involving the Company shall be made upon the approval of holders of a majority of the Class B Units and (ii) immediately following the second anniversary of the date hereof, the Company will be dissolved and the Newco Securities distributed to the Class B Members. For this purpose, each Class B Member hereby grants an irrevocable power of attorney to each of Nelson Peltz, Peter W. May and Edward Garden, acting singly, to execute such instruments that any of them deems necessary or advisable to effect such dissolution and distribution.

          (e) Registration Rights. In connection with the Restructuring Event, Triarc shall cause Newco to enter into a registration rights agreement in customary form with the Class B Members (and/or, if applicable, the Company), which shall include demand, piggyback and Form S-3 registration rights, pursuant to which Newco agrees to register the Newco Securities that are held by the Class B Members (and/or, if applicable, the Company) (subject to customary cutback provisions) pursuant to the Securities Act of 1933, as amended, at the expense of Newco.

     9.5 Deerfield IPO. In the event of an initial public offering of any equity interests in Deerfield (or any entity utilized to effect such initial public offering), the receipt of such equity interests by the Company shall not in and of itself give rise to any distribution or other rights under this Agreement to the Members.

                                   ARTICLE 10

               TRANSFER RESTRICTIONS AND ADMISSION OF NEW MEMBERS

     10.1 Transfer Restrictions. No holder of Units may Transfer all or any part of its Units, except for Transfers to Permitted Transferees of such Member or as provided in Article 7, 8 or 9, without the prior written consent of the Board of Managers.

     10.2 Additional Restrictions on Transfers.

          (a) Notwithstanding any other provisions of this Article 10, no Transfer of a Unit may be made unless the Transferring Member shall deliver to the Company an opinion of counsel reasonably satisfactory in form and substance to the Company (which opinion may be waived, in whole or in part, at the discretion of the Company), to the effect that:

          (i) such Transfer would not cause the Company to lose its status as a partnership that is not a publicly-traded partnership for United States federal income tax purposes and, unless the Board of Managers determines it to be immaterial, would not cause a termination of the Company pursuant to Section 708 of the Code; and

          (ii) such Transfer would not violate any federal securities laws or any state securities or "blue sky" laws (including any investor suitability standards) applicable to the Company or the Units to be Transferred;

and such opinion of counsel is delivered in writing to the Company prior to the date of the Transfer.

          (b) Each Member agrees that it will, prior to the Transfer of Units by that Member, pay all reasonable expenses, including attorneys' fees, incurred by the Company in connection with such Transfer.

          (c) Any purported Transfer of any Unit that is not made in compliance with this Agreement is hereby declared to be null and void and of no force or effect whatsoever.

          (d) The Company may reasonably interpret and is hereby authorized to take such action as it deems necessary or desirable to effect the foregoing provisions of this Section 10.2.

     10.3 Assignees.

          (a) The Company shall not recognize for any purpose any purported Transfer of all or any part of a Unit of a Member unless the provisions of this
Article 10 shall have been complied with and there shall have been filed with the Company a dated notification of such Transfer, executed and acknowledged by both the transferor and the transferee, and such notification (i) contains the acceptance by the transferee of all of the terms and provisions of this Agreement and an express assumption of responsibility for all obligations or liabilities of the transferor under this Agreement (in its capacity as a Member or otherwise), (ii) contains representations of both parties that such Transfer was made in accordance with all applicable laws and contractual obligations, and
(iii) is otherwise in form and substance acceptable to the Company.

          (b) Except as set forth in Section 10.3(a), any Member who Transfers all of its Units shall cease to be a Member and shall not retain any statutory rights as a Member.

          (c) For purposes of this Agreement, in the case of any Transfer of Class B Units permitted hereunder, the termination of employment with Triarc or any of its Affiliates of the transferor shall result in Triarc and any such permitted transferee being entitled and subject to the same rights and obligations as if the Transferred Class B Units had continued to be held by the Transferring Class B Member immediately prior to such Member's termination.

     10.4 Admission of Additional Members.

          (a) The Board of Managers may cause the Company to admit additional Members upon the execution by such additional Members of a letter of acceptance of the terms and conditions of this Agreement. In addition, a newly admitted Member may be permitted or required to make a contribution to the Company to acquire a Unit. Notwithstanding the foregoing, no additional Class A Members may be admitted without the consent of those Class A Members holding at least 80% of the Class A Percentage.

          (b) The admission of any Person as a substitute Member shall be conditioned upon such Person's written acceptance and adoption of all the terms and provisions of this Agreement.

          (c) Any Permitted Transferee of a Member or any other Person to whom any Units are Transferred under this Agreement as permitted under this Agreement shall be automatically admitted as a substitute or additional Member concurrently with the effective date of the applicable Transfer of Units.

                                   ARTICLE 11

             DISSOLUTION, LIQUIDATION AND TERMINATION OF THE COMPANY

     11.1 Events Causing Dissolution. The Company shall dissolve and its affairs shall be wound up upon the happening of any of thefollowing events:

          (a) the sale or other disposition at one time of all or substantially all of the assets of the Company;

          (b) the affirmative consent of at least 75% in Voting Interest of the Members; or

          (c) the entry of a decree of judicial dissolution pursuant to Section 18-802 of the Act.

     11.2 Liquidation.

          (a) Upon dissolution of the Company, the Board of Managers, or if the Board of Managers appoints a liquidating trustee for the Company, then the liquidating trustee, shall commence to wind up the affairs of the Company and to liquidate its assets. The Board of Managers (or the liquidating trustee if one shall have been appointed) shall have full right and unlimited discretion to determine the time, manner and terms of any sale or sales of Company assets pursuant to such liquidation for the purpose of obtaining, in its opinion, fair value for such assets, having due regard to the activity and condition of the relevant markets and general financial and economic conditions. Prior to the distribution of all of the assets of the Company, the business of the Company and the affairs of the Members, as such, shall continue to be governed by this Agreement.

          (b) Upon the liquidation of the Company, the Board of Managers (or the liquidating trustee if one shall have been appointed) shall distribute the proceeds of such liquidation in the following order of priority, unless otherwise required by mandatory provisions of applicable law:

               (i) First, to the payment of all debts and liabilities of the Company, including expenses of its liquidation.

               (ii) Second, to the setting up of any reserves which the Board of Managers (or the liquidating trustee if one shall have been appointed) may deem necessary for any contingent or unforeseen liabilities or obligations of the Company or of the Members arising out of or in connection with the Company.

               (iii) Third, to the Class C Members, with respect to each Special Investment, any amounts attributable to such Special Investment in proportion to their Capital Contributions with respect to such Special Investment.

               (iv) Fourth, the Company shall apportion any remaining amounts among the Participating Members in proportion to their Adjusted Capital Contributions, and such amounts shall be distributed as follows:

                    (x) first, the amount so apportioned to the Class B Members shall, subject to the Negative Capital Account Limitation and Profits Interest Limitation, be distributed to Class B Members in proportion to their Class B Units;

                    (y) second, the amount so apportioned to each Class A Member shall, subject to Sections 3.1(b) and 3.1(c), be distributed to such Class A Member and to the Class B Members as follows:

                    (A) first, to the Class A Member in an amount equal to its then Unrecovered Capital;

                    (B) second, to the Class A Member in an amount equal to its then Unpaid Preferred Return;

                    (C) third, to the Class B Members in proportion to their respective Class B Percentages, until the Class B Members have received under this subclause (C) and Section 3.1(a)(ii)(B) (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(c) to the extent treated as made under this subclause (C) and Section 3.1(a)(ii)(B)), cumulative distributions equal to the product of the Class B Profits Interest Percentage and the sum of (i) cumulative amounts distributed (or treated as distributed) pursuant to subclause (B) of this Section 11.2(b)(iv)(y) and Section 3.1(a)(ii)(A) to the Class A Member (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(b) to the extent treated as made under subclause (B) of this Section 11.2(b)(iv)(y) and Section 3.1(a)(ii)(A)), and (ii) cumulative amounts distributed to the Class B Members under this subclause (C) and Section 3.1(a)(ii)(B) (including advances thereof pursuant to Section 3.3 and distributions under Section 3.1(c) to the extent treated as made under this subclause (C) and Section 3.1(a)(ii)(B));

                    (D) fourth, to the Class B Members (in proportion to their respective Class B Percentages) and to the Class A Member in proportion to and to the extent of, (x) in the case of the Class B Members, an amount so that the Class B Members have received an amount of cumulative distributions pursuant to
Section 3.1(a)(ii), Section 3.1(c) (to the extent treated as distributions under Section 3.1(a)(ii) or Section 11.2(b)(iv)(y)), Section 3.3 (to the extent treated as distributions under Section 3.1(a)(ii) or Section 11.2(b)(iv)(y)), subclause (C) of this Section 11.2(b)(iv)(y) and this subclause (D) equal to the cumulative Class B Attributable GAAP Net Profits with respect to such Class A Member; and (y) in the case of the Class A Member, an amount so that the Class A Member has received an amount of cumulative distributions pursuant to Section 3.1(a)(ii), Section 3.1(b) (to the extent treated as distributions under Section 3.1(a)(ii) or subclauses (B), (D) and (E) of this Section 11.2(b)(iv)(y)),
Section 3.3 (to the extent treated as distributions under Section 3.1(a)(ii) or subclauses (B), (D) and (E) of this Section 11.2(b)(iv)(y)), subclauses (B) and
(E) of this Section 11.2(b)(iv)(y) and this subclause (D) equal to its share of the cumulative Class A Attributable GAAP Net Profits; and

                    (E) thereafter, to the Class A Member.

          (c) The reserves established pursuant to Section 11.2(b)(ii) shall be paid by the Board of Managers (or the liquidating trustee if one shall have been appointed) to a bank or other financial institution, to be held in escrow for the purpose of paying any such contingent or unforeseen liabilities or obligations and, at the expiration of such period as the Board of Managers or the liquidating trustee, as the case may be, deems advisable, such reserves shall be distributed to the Members in the priorities set forth in Section 11.2(b).

          (d) The Board of Managers (or the liquidating trustee if one shall have been appointed) may distribute assets of the Company in kind upon the liquidation of the Company. Any asset to be distributed in kind shall be distributed on the basis of its fair market value as reasonably determined by the Board of Managers (or the liquidating trustee if one shall have been appointed). For purposes of making the final allocation of Net Income or Net Loss and other items required by Article 4, any asset other than cash that is to be distributed to one or more Members in kind shall be treated as having then been sold by the Company for its fair market value as reasonably determined by the Board of Managers (or the liquidating trustee if one shall have been appointed) (provided, that, solely for purposes of making the final allocation of Net Income or Net Loss and other items required by Article 4, the fair market value of any asset that is distributed subject to a nonrecourse indebtedness shall not be less than the amount of such indebtedness). Each Member who receives an interest in any Company asset distributed hereunder shall hold its interest in such asset as a tenant-in-common with all other Members who receive an interest in such asset, unless interests in any such asset are divisible.

     11.3 Termination. When the Board of Managers or the liquidating trustee, as the case may be, has complied with the liquidation plan described in Section 11.2, there shall be executed and filed an instrument evidencing the cancellation of the Certificate of Formation and such other documents as are necessary to effectuate and evidence the termination and dissolution of the Company.

                                   ARTICLE 12

                                   AMENDMENTS

     12.1 Amendments Generally. This Agreement (including Schedule A hereto) may not be amended or the provisions hereof waived except (a) as otherwise expressly permitted by the terms of this Agreement or (b) by one or more written agreements executed by the Company (acting by the consent of the Board of Managers) and Members representing a majority of the Voting Interests of the Members, provided, however, that (i) no amendment shall be adopted pursuant to this Section 12.1 that would (x) alter any Member's right to receive distributions or allocations of Net Income or Net Loss except as expressly provided hereunder, or (y) alter, or result in the alteration of, the limited liability of the Members or the status of the Company as a partnership for federal income tax purposes, except, in each case, with the consent of each Member; (ii) notwithstanding anything to the contrary contained herein, the Board of Managers may, without the consent of any Member, amend or waive any provision of this Agreement to reflect (x) a change in the name of the Company or the location of the principal place of business or the registered office and registered agent of the Company, (y) a change that is of an inconsequential nature, or (z) a change clarifying any ambiguity, defect or inconsistency in this Agreement, and notice of any such amendment or waiver shall be sent to each Member promptly after its adoption; (iii) no amendment shall be adopted pursuant to this Section 12.1 that would (x) materially adversely affect the rights of holders of any Class, except with the consent of all of the holders of any such Class, or (y) treat one or more holders of any Class differently in a material respect from the other holders of such Class; and (iv) any amendment that affects the rights or obligations of (x) the Class A Members only shall require the consent of Class A Members holding at least two-thirds of the issued Class A Units, (y) the Class B Members only shall require the consent of Class B Members holding at least two-thirds of the issued Class B Units, and (z) the Class C Members only, shall require the consent of Class C Members holding at least two-thirds of the issued Class C Units.

     12.2 Notice of Amendments. Promptly (and, in any event, within 30 days following the adoption of any amendment to this Agreement), the Company shall provide a copy of any such amendment to the Members.

                                   ARTICLE 13

                                  MISCELLANEOUS

     13.1 Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be given by personal delivery, sent via a nationally recognized overnight courier service, or sent by United States mail or by e-mail, or by facsimile transmission, receipt confirmed, if to the Members, to the addresses set forth on Schedule A hereto or the Company's Register of Members, as the case may be, or to such other address as any Member shall have last designated by notice to the Company and the other Members, and if to the Company, to its principal office address. Any notice shall be deemed received, unless earlier received (in which case, it shall be deemed received on the date of receipt), (a) if sent by overnight courier service, on the next Business Day, (b) if sent by certified or registered United States mail, return receipt requested, when actually received,
(c) if sent by United States mail, first class, five Business Days after posting in the United States mail, and (d) if sent by e-mail or facsimile transmission or delivered by hand, on the date of receipt.

     13.2 Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

     13.3 Interpretation. The Article and Section headings in this Agreement are for convenience of reference only, and shall not be deemed to alter or affect the meaning or interpretation of any provisions hereof. Whenever the context permits, the use of a particular gender shall include the masculine, feminine and neuter genders, and any reference to the singular or the plural shall be interchangeable with the other. The use of the word "including" herein shall not be considered to limit the provision which it modifies but instead shall mean "including, without limitation."

     13.4 Additional Documents. Each Member agrees to perform all further acts and execute, acknowledge and deliver any documents which may be reasonably necessary, appropriate or desirable to carry out the provisions of this Agreement.

     13.5 Entire Agreement. This Agreement (together with Schedule A and the Subscription Agreements) represent the entire agreement among the parties hereto governing the subject matter hereof, and supersede and cancel all prior negotiations, correspondence or agreements, written or oral, among the parties hereto with respect thereto.

     13.6 Applicable Law. This Agreement shall be construed and governed in accordance with the laws of the State of Delaware, without giving effect to the conflicts of laws principles thereof.

     13.7 No Third-Party Beneficiary. Unless otherwise expressly provided herein, no term or provision of this Agreement shall be for the benefit of, or
enforceable   by,   any  third   party  that  is  not  a  party   hereto.

     13.8 Confidentiality. By executing this Agreement, each Member expressly agrees, at all times during the term of the Company and thereafter and whether or not at the time a Member, to maintain the confidentiality of, and not to disclose to any Person, any material information relating to the business, financial results, clients or affairs of the Company that shall not be generally available to the public and that is not already properly within its possession ("Confidential Information"), except (a) to such Member's partners, members, shareholders, professional advisers or employees, so long as each of them agrees to be bound by this confidentiality obligation, or to such other Persons on a "need to know" basis only, (b) as required by law, by rule or regulation having the force of law, by any regulatory or self-regulatory organization having jurisdiction over such Member or the Company or by process of law or (c) as is necessary and appropriate in the course of and in furtherance of the conduct of the business of the Company. The provisions of this Section 13.8 shall survive the termination of the Company. Each Member shall use Confidential Information solely for purposes relating to the Company and to monitor its investment therein.

     13.9 Counterparts. This Agreement may be executed in one or more counterparts and all such counterparts so executed shall constitute an original agreement binding on all the parties, but together shall constitute but one instrument.

                  [Remainder of Page Intentionally Left Blank]

                         TRIARC DEERFIELD HOLDINGS, LLC
                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


                  IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.


                                       CLASS A MEMBERS:
                                       ---------------


                                       TRIARC COMPANIES, INC.


                                       By:/s/EDWARD P. GARDEN
                                          --------------------------------------
                                          Name:  Edward P. Garden
                                          Title: Vice Chairman



                                       MADISON WEST ASSOCIATES CORP.


                                       By:/s/BRIAN L. SCHORR
                                          -------------------------------------
                                          Name:  Brian L. Schorr
                                          Title: President and General Counsel

                         TRIARC DEERFIELD HOLDINGS, LLC
                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


                  IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.


                                            CLASS B MEMBERS:
                                            ---------------


                                            /s/NELSON PELTZ
                                            -------------------------------
                                            Nelson Peltz


                                            /s/PETER W. MAY
                                            -------------------------------
                                            Peter W. May


                                            /s/EDWARD P. GARDEN
                                            -------------------------------
                                            Edward P. Garden


                                            /s/BRIAN L. SCHORR
                                            -------------------------------
                                            Brian L. Schorr


                                            /s/FRANCIS T. MCCARRON
                                            -------------------------------
                                            Francis T. McCarron


                                            /s/STUART I. ROSEN
                                            -------------------------------
                                            Stuart I. Rosen


                                            /s/ANNE A. TARBELL
                                            -------------------------------
                                            Anne A. Tarbell


                                            /s/GREG ESSNER
                                            -------------------------------
                                            Greg Essner


                                            /s/CHAD FAUSER
                                            -------------------------------
                                            Chad Fauser


                                            /s/ROBERT J. CROWE
                                            -------------------------------
                                            Robert J. Crowe


                                            /s/DAVID I. MOSSE
                                            -------------------------------
                                            David I. Mosse


                                            /s/EDUARDO SANTOS
                                            -------------------------------
                                            Eduardo Santos


                                            /s/JOSH FRANK
                                            -------------------------------
                                            Josh Frank


                                            /s/FRED SCHAEFER
                                            -------------------------------
                                            Fred Schaefer

                         TRIARC DEERFIELD HOLDINGS, LLC
                              AMENDED AND RESTATED
                       LIMITED LIABILITY COMPANY AGREEMENT


                  IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.


                                            CLASS C MEMBER:
                                            --------------


                                            TRIARC COMPANIES, INC.


                                            By: /s/EDWARD P. GARDEN
                                               ---------------------------------
                                                Name:  Edward P. Garden
                                                Title: Vice Chairman

                                                                     SCHEDULE A


TRIARC DEERFIELD HOLDINGS, LLC SCHEDULE OF CLASS A AND CLASS C MEMBERS, MEMBERS'
                      CAPITAL CONTRIBUTIONS, UNITS ISSUED, PERCENTAGE
                                    INTERESTS
                             as of November 10, 2005


1. Class A Members.

                                                                           Number of Class A       Class A
              Member and Address                Capital Contributions          Units Held         Percentage
              ------------------                ---------------------      -----------------      ----------
Triarc Companies, Inc.                             $92,080,043.86             999.8914             99.98914%
280 Park Avenue
New York, New York 10017
Attention:  General Counsel
Facsimile No.:  (212) 451-3216

Madison West Associates Corp.                          $10,000                  0.1086              0.01086%
280 Park Avenue
New York, New York 10017
Attention:  President
Facsimile No.:  (212) 451-3216


------------------------------------------------------------------------------------------------------------------------------------






2. Class C Members.
                                                   Capital                                         Number of Class C
              Member and Address                Contributions              Special Investment          Units Held
              ------------------                -------------              ------------------     ------------------
Triarc Companies, Inc.                          $15,000,000                Deerfield Triarc              15.00
280 Park Avenue                                                            Capital Corp.
New York, New York 10017
Attention:  General Counsel
Facsimile No.:  (212) 451-3216

Triarc Companies, Inc.                          $20,593,829.31             Deerfield                     20.59
280 Park Avenue                                                            Opportunities
New York, New York 10017                                                   Fund, LLC
Attention:  General Counsel
Facsimile No.:  (212) 451-3216

Triarc Companies, Inc.                          $4,758,122.44              DM Fund, LLC                   4.75
280 Park Avenue
New York, New York 10017
Attention:  General Counsel
Facsimile No.:  (212) 451-3216


--------------------------------------------------------------------------------

                                                                      SCHEDULE B


                               EXECUTIVE OFFICERS
                             as of November 10, 2005




Peter W. May            President

Brian L. Schorr         Executive Vice President and General Counsel

Francis T. McCarron     Executive Vice President and Chief Financial Officer

Stuart I. Rosen         Senior Vice President and Associate General Counsel,
                        and Secretary

Robert J. Crowe         Vice President - Taxes

                                                                    Exhibit 10.6



                     FORM OF TRIARC DEERFIELD HOLDINGS, LLC
                       CLASS B UNIT SUBSCRIPTION AGREEMENT

          This Class B Unit Subscription Agreement (this "Agreement"), is made effective as of the __ day of _____________, 2005 (hereinafter referred to as the "Purchase Date"), between Triarc Deerfield Holdings, LLC, a Delaware limited liability company ------------- (the "Company"), and ____________________
("Holder").

                                R E C I T A L S:


          WHEREAS, certain management employees of Triarc Companies, Inc. and its Affiliates, such as Holder, may subscribe for Class B Units pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 10, 2005 (as amended from time to time, the "LLC Agreement") (capitalized terms used and not otherwise defined in this Agreement shall have the meanings set forth in the LLC Agreement);

          WHEREAS, Holder now desires to subscribe for, and the Company desires to issue to Holder, that number of Class B Units set forth in Section 1 below, subject to the terms and conditions set forth in this Agreement and the LLC Agreement.

          NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

          1. Subscription for Class B Units. Subject to the terms and conditions of the LLC Agreement and the additional terms and conditions set forth in this Agreement, Holder hereby subscribes for, and the Company hereby issues to Holder, ___________ Class B Units, representing a Class B Percentage of ___%, for an aggregate purchase price of $_________. The Company has determined that one Class B Unit has a fair market value of $5,000 on the Purchase Date, determined without regard to any restrictions applicable thereto other than restrictions which by their terms do not lapse. Each Class B Unit consists of a Capital Interest Portion and a Profits Interest Portion. The Capital Interest Portion of each Class B Unit subject hereto is fully vested and non-forfeitable as of the Purchase Date. The Profits Interest Portion of each Class B Unit subject hereto shall vest and become non-forfeitable in accordance with Section 2 of this Agreement.

          2. Vesting of Profits Interest Portion.

               (a) Vesting Schedule. Subject to Section 3 below, and contingent upon Holder's continued employment by, or continued provision of services as a non-employee director or, on terms reasonably satisfactory to Triarc, consultant to, Triarc or a subsidiary of Triarc, as applicable, thirty-three and one third percent (33 1/3%) of the Profits Interest Portion of each Class B Unit subject hereto shall vest and become non-forfeitable on each of the first through third anniversaries of the "Vesting Commencement Date" (as defined below); such that one hundred percent (100%) of such Profits Interest Portion shall be vested and non-forfeitable on the third anniversary of the Vesting Commencement Date. For purposes of this Agreement, "Vesting Commencement Date" means February 15, 2005.

               (b) Accelerated Vesting. Notwithstanding Section 2(a) to the contrary, (i) the unvested portion of the Profits Interest Portion of each Class B Unit subject hereto shall immediately vest and become non-forfeitable upon the earlier of (A) a Restructuring Event or (B) a Triarc Change in Control and (ii) Triarc shall have the right, in its sole discretion, to cause the Company to accelerate the vesting of the Profits Interest Portion of any Class B Unit subject hereto.

          3. Effect of Termination of Employment; Forfeiture of Profits Interest Portion. Notwithstanding any provision of this Agreement to the contrary:

               (a) Termination for Cause. Upon the termination of Holder's employment with, or services to, Triarc and its subsidiaries for "Cause" (as defined below), both the vested and the unvested portion of the Profits Interest Portion of each Class B Unit subject hereto shall be automatically forfeited as of Holder's date of termination.

               (b) Termination due to Death, Disability, Constructive Termination or without Cause. Upon the termination of Holder's employment with, or services to, Triarc and its subsidiaries (i) due to Holder's death or "Disability" (as defined below), (ii) by Triarc and its subsidiaries without Cause or (iii) by Holder due to a "Constructive Termination" (as defined below), Holder shall retain the vested portion, if any, of the Profits Interest Portion of each Class B Unit subject hereto (calculated for this purpose as if Holder remained employed by, or continued to provide services to, Triarc and its subsidiaries through the first anniversary of Holder's date of termination) and the unvested portion, if any, of the Profits Interest Portion of each such Class B Unit shall be automatically forfeited as of Holder's date of termination.

               (c) Voluntary Termination. Upon the termination of Holder's employment with, or services to, Triarc and its subsidiaries due to Holder's voluntary resignation (other than due to a Constructive Termination), Holder shall retain the vested portion, if any, of the Profits Interest Portion of each Class B Unit subject hereto and the unvested portion, if any, of the Profits Interest Portion of each such Class B Unit shall be automatically forfeited as of Holder's date of termination; provided, that, if such voluntary resignation occurs prior to July 22, 2007, Holder shall also automatically forfeit, as of Holder's date of termination, 50% of the vested portion, if any, of the Profits Interest Portion of each Class B Unit subject thereto.

               (d) Certain Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

                    (i) "Cause" shall have the meaning set forth in Holder's employment or consulting agreement, as applicable (or any similar such term or concept as set forth in Holder's employment or consulting agreement, as applicable) or, if there is no such employment or consulting agreement, shall mean any of the following: Holder's (1) engagement in misconduct that is materially injurious to the Company, Triarc or any of their respective Affiliates, (2) continued failure to substantially perform Holder's duties to the Company, Triarc or any of their respective Affiliates, (3) dishonesty in the performance of his duties to the Company, Triarc or any of their respective Affiliates,
          (4) commission of an act or acts constituting fraud against, or misappropriation or embezzlement from, the Company, Triarc or any of their respective Affiliates, (5) conviction of or plea of guilty or nolo contendere to a charge of any crime involving moral turpitude or a felony (other than motor vehicle felonies for which only a non-custodial penalty is imposed), or (6) breach of any confidentiality or non-competition covenant between Holder and the Company, Triarc or any of their respective Affiliates.

                    (ii) "Constructive Termination" shall have the meaning set forth in Holder's employment or consulting agreement, as applicable (or any similar such term or concept as set forth in Holder's employment or consulting agreement, as applicable) or, if there is no such employment or consulting agreement, shall mean (1) any substantial diminution in Holder's title, duties or responsibilities from those enjoyed by Holder immediately prior to such diminution, or
          (2) any material reduction in the aggregate compensation and benefits provided to Holder.

                    (iii)  "Disability"  shall  have the  meaning  set  forth in
          Holder's employment or consulting agreement, as applicable (or any similar such term or concept as set forth in Holder's employment or consulting agreement, as applicable) or, if there is no such employment or consulting agreement, shall mean the termination of Holder's employment or services, as applicable, by Triarc or a subsidiary, as applicable, (A) due to the occurrence of an illness (either physical or mental) or injury that has entitled Holder to long term disability benefits pursuant to Triarc's or such subsidiary's long term disability plan or (B) in the absence or inapplicability of such a plan, due to Holder's inability to perform all or a substantial part of Holder's duties or responsibilities as an employee, non-employee director or consultant, as applicable, on account of illness (either physical or mental) or injury for more than 180 days during any consecutive twelve-month period.

          4. Rights as Holder of Class B Units. Subject to the terms of the LLC Agreement, Holder shall be the record owner of both the Capital Interest Portion and the Profits Interest Portion of the Class B Units subject hereto except to the extent that the Profits Interest Portion of any such Class B Units is forfeited pursuant to Section 3 hereof and as record owner shall be entitled to all rights of a holder of Class B Units of the Company, as set forth in the LLC Agreement.

          5. Representations and Warranties of Holder.

               (a) Investment Intent. Holder hereby represents and warrants that the Class B Units subject hereto are being acquired for investment and not with a view to distribution thereof.

               (b) Other Representations. Holder hereby represents and warrants to the Company as follows:

                    (i) Access to Information. Because of Holder's relationship with Triarc or one of its Affiliates as an employee, consultant or non-employee director, as applicable, Holder has had access to all material and relevant information concerning the Company, thereby enabling Holder to make an informed investment decision with respect to his investment in the Company, and all pertinent data and information requested by Holder from the Company or its representatives concerning the business and financial condition of the Company and the terms and conditions of this Agreement and the LLC Agreement have been furnished to Holder. Holder acknowledges that Holder has had the opportunity to ask questions of and receive answers and obtain additional information from the Company and its representatives concerning the present and proposed business and financial condition of the Company.

                    (ii) Financial Sophistication. Holder has such knowledge and experience in financial and business matters that Holder is capable of evaluating the merits and risks of investing in the Class B Units.

                    (iii) Understanding the Investment Risks. Holder understands that:

                         (1) An  investment  in the Class B Units  represents  a
               highly speculative investment, and there can be no assurance as to the success of the Company in its business;

                         (2) There is at present no market for the Class B Units
               and there can be no assurance that a market will develop in the future;

                         (3) The Class B Units may be worthless; and

                         (4) Ownership of the Class B Units may result in taxable income to Holder without a corresponding cash or in-kind distribution.

                    (iv) Understanding of the Nature of the Class B Units. Holder understands and agrees that:

                         (1) The Class B Units  have not been  registered  under
               the Securities Act of 1933, as amended (the "Securities Act"), or any applicable state securities laws for the reason that they are being issued and sold in reliance upon certain exemptions contained in the Securities Act and applicable state securities laws, and the representations and warranties of Holder contained herein are essential to any claim of exemption by the Company under the Securities Act and such state laws;

                         (2) Holder may not sell,  transfer,  assign,  pledge or
               otherwise dispose of or encumber the Class B Units without registration under the Securities Act and applicable state securities laws unless the Company receives an opinion of counsel acceptable to it (as to both counsel and the opinion) that such registration is not required;

                         (3) Only the Company can  register the issuance or sale
               of the Class B Units under the Securities Act and applicable state securities laws, and there can be no assurance that the Company will register any such issuance or sale thereunder;

                         (4) The  Company  may,  from  time to time,  make  stop
               transfer notations in its transfer records to ensure compliance with the Securities Act and any applicable state securities laws, and any additional restrictions imposed by state securities administrators; and

                         (5) The  Company  has not  provided,  and is not hereby
               providing, Holder with any tax advice regarding the purchase and ownership of the Class B Units and Holder has had an opportunity to seek and receive advice from Holder's accountant, tax or other financial advisors or legal counsel regarding the tax consequences of the purchase and ownership of the Class B Units.

                    (v) Commission. Holder acknowledges that neither Holder nor anyone acting on Holder's behalf has paid or will pay a commission or other remuneration to any Person in connection with the purchase of the Class B Units.

          6. Section 83(b) Election. As a condition precedent of the issuance of the Class B Units to Holder pursuant to this Agreement, Holder shall execute and deliver to the Company and the Internal Revenue Service (the "IRS") a timely, valid election (the "83(b) Election") under Section 83(b) of the Internal Revenue Code of 1986, as amended (the "Code"). Holder understands that, under
Section 83 of the Code, regulations promulgated under Section 83 of the Code and certain IRS administrative announcements, in the absence of an effective election under Section 83(b) of the Code, an amount equal to the excess of the fair market value of the Class B Units on the date on which any forfeiture restrictions applicable to such Class B Units lapse over the price paid for the Class B Units (which is $5,000 per Class B Unit) may be reportable as ordinary income at that time. For this purpose, the term "forfeiture restrictions" means the vesting conditions imposed under this Agreement. Holder understands that (a) in making the 83(b) Election, Holder may be taxed at the time the Class B Units are acquired hereunder to the extent the fair market value of the Class B Units exceeds the subscription price, if any, for such Class B Units and (b) in order to be effective, the 83(b) Election must be filed with the IRS within 30 days after the Purchase Date. Holder hereby acknowledges that (i) the foregoing description of the tax consequences of the 83(b) Election is not intended to be complete and, among other things, does not describe state, local or foreign income and other tax consequences, (ii) the Company has not provided, and is not hereby providing, Holder with tax advice regarding the 83(b) Election and has urged Holder to consult Holder's own tax advisor with respect to the income taxation consequences thereof, and (iii) the Company has not advised Holder to rely on any determination by it or its representatives as to the fair market value specified in the 83(b) Election and will have no liability to Holder if the actual fair market value of the Class B Units on the date hereof exceeds the amount specified in the 83(b) Election.

          7. Notices. Any notice necessary under this Agreement shall be addressed to the Company at the principal executive office of the Company and to Holder at the address for Holder appearing in the personnel records of Triarc or the Affiliate of Triarc with which Holder is employed or to which Holder is providing services, as applicable, or to either party at such other address as either party hereto may hereafter designate in writing to the other. Any such notice shall be deemed effective upon receipt thereof by the addressee.

          8. Governing Law. Notwithstanding principles of conflicts of law of any jurisdiction to the contrary, all terms and provisions of this Agreement are to be construed and governed by the internal laws of the State of New York.

          9. Class B Units Subject to LLC Agreement. As a condition of the issuance of the Class B Units, Holder will be required to become a Class B Member of the Company. By entering into this Agreement, Holder agrees and acknowledges that (a) Holder has received and read the attached copy of the LLC Agreement, (b) the Class B Units are subject to the LLC Agreement, the terms and provisions of which are hereby incorporated herein by reference, (c) Holder shall execute, and return to the Company with an executed copy of this Agreement, a copy of the LLC Agreement, and (d) the Class B Units are only transferable if the transfer is permitted under Article 10 of the LLC Agreement. In the event of a conflict between any term or provision contained herein and a term or provision of the LLC Agreement, the applicable terms and provisions of the LLC Agreement will govern and prevail.

          10. No Right to Continued Service. This Agreement shall not be construed as giving Holder the right to be retained in the employ of, or in any other continuing relationship with, the Company, Triarc or any of their respective Affiliates.

          11. Entire Agreement. This Agreement, together with the LLC Agreement, constitute the entire agreement and understanding of the parties hereto with respect to the subject matter contained herein and therein and supercedes all prior communications, representations and negotiations in respect thereto.

          12. Signature in Counterparts. This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

[Name of Holder]

--------------------

Triarc Deerfield Holdings, LLC

By :_________________________
Name:_______________________
Title:________________________

                                                                    Exhibit 10.7




                           FORM OF JURL HOLDINGS, LLC
                       CLASS B UNIT SUBSCRIPTION AGREEMENT

          This Class B Unit Subscription Agreement (this "Agreement"), is made effective as of the __ day of_____________, 2005 (hereinafter referred to as the "Purchase Date"), between Jurl Holdings, LLC, a Delaware limited liability company (the "Company"), and ____________________ ("Holder").


                                R E C I T A L S:


          WHEREAS, certain management employees of Triarc Companies, Inc. and its Affiliates, such as Holder, may subscribe for Class B Units pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 10, 2005 (as amended from time to time, the "LLC Agreement") (capitalized terms used and not otherwise defined in this Agreement shall have the meanings set forth in the LLC Agreement);

          WHEREAS, Holder now desires to subscribe for, and the Company desires to issue to Holder, that number of Class B Units set forth in Section 1 below, subject to the terms and conditions set forth in this Agreement and the LLC Agreement.

          NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

          1. Subscription for Class B Units. Subject to the terms and conditions of the LLC Agreement and the additional terms and conditions set forth in this Agreement, Holder hereby subscribes for, and the Company hereby issues to Holder, ___________ Class B Units, representing a Class B Percentage of ___%, for an aggregate purchase price of $_________. The Company has determined that one Class B Unit has a fair market value of $1,000 on the Purchase Date, determined without regard to any restrictions applicable thereto other than restrictions which by their terms do not lapse. Each Class B Unit consists of a Capital Interest Portion and a Profits Interest Portion. The Capital Interest Portion of each Class B Unit subject hereto is fully vested and non-forfeitable as of the Purchase Date. The Profits Interest Portion of each Class B Unit subject hereto shall vest and become non-forfeitable in accordance with Section 2 of this Agreement.

          2. Vesting of Profits Interest Portion.

               (a) Vesting Schedule. Subject to Section 3 below, and contingent upon Holder's continued employment by, or continued provision of services as a non-employee director or, on terms reasonably satisfactory to Triarc, consultant to, Triarc or a subsidiary of Triarc, as applicable, thirty-three and one third percent (33 1/3%) of the Profits Interest Portion of each Class B Unit subject hereto shall vest and become non-forfeitable on each of the first through third anniversaries of the "Vesting Commencement Date" (as defined below); such that one hundred percent (100%) of such Profits Interest Portion shall be vested and non-forfeitable on the third anniversary of the Vesting Commencement Date. For purposes of this Agreement, "Vesting Commencement Date" means February 15, 2005.

               (b) Accelerated Vesting. Notwithstanding Section 2(a) to the contrary, (i) the unvested portion of the Profits Interest Portion of each Class B Unit subject hereto shall immediately vest and become non-forfeitable upon the earlier of (A) a Restructuring Event or (B) a Triarc Change in Control and (ii) Triarc shall have the right, in its sole discretion, to cause the Company to accelerate the vesting of the Profits Interest Portion of any Class B Unit subject hereto.

          3. Effect of Termination of Employment; Forfeiture of Profits Interest Portion. Notwithstanding any provision of this Agreement to the contrary:

               (a) Termination for Cause. Upon the termination of Holder's employment with, or services to, Triarc and its subsidiaries for "Cause" (as defined below), both the vested and the unvested portion of the Profits Interest Portion of each Class B Unit subject hereto shall be automatically forfeited as of Holder's date of termination.

               (b) Termination due to Death, Disability, Constructive Termination or without Cause. Upon the termination of Holder's employment with, or services to, Triarc and its subsidiaries (i) due to Holder's death or "Disability" (as defined below), (ii) by Triarc and its subsidiaries without Cause or (iii) by Holder due to a "Constructive Termination" (as defined below), Holder shall retain the vested portion, if any, of the Profits Interest Portion of each Class B Unit subject hereto (calculated for this purpose as if Holder remained employed by, or continued to provide services to, Triarc and its subsidiaries through the first anniversary of Holder's date of termination) and the unvested portion, if any, of the Profits Interest Portion of each such Class B Unit shall be automatically forfeited as of Holder's date of termination.

               (c) Voluntary Termination. Upon the termination of Holder's employment with, or services to, Triarc and its subsidiaries due to Holder's voluntary resignation (other than due to a Constructive Termination), Holder shall retain the vested portion, if any, of the Profits Interest Portion of each Class B Unit subject hereto and the unvested portion, if any, of the Profits Interest Portion of each such Class B Unit shall be automatically forfeited as of Holder's date of termination; provided, that, if such voluntary resignation occurs prior to July 8, 2007, Holder shall also automatically forfeit, as of Holder's date of termination, 50% of the vested portion, if any, of the Profits Interest Portion of each Class B Unit subject thereto.

               (d) Certain Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

                    (i) "Cause" shall have the meaning set forth in Holder's employment or consulting agreement, as applicable (or any similar such term or concept as set forth in Holder's employment or consulting agreement, as applicable) or, if there is no such employment or consulting agreement, shall mean any of the following: Holder's (1) engagement in misconduct that is materially injurious to the Company, Triarc or any of their respective Affiliates, (2) continued failure to substantially perform Holder's duties to the Company, Triarc or any of their respective Affiliates, (3) dishonesty in the performance of his duties to the Company, Triarc or any of their respective Affiliates,
          (4) commission of an act or acts constituting fraud against, or misappropriation or embezzlement from, the Company, Triarc or any of their respective Affiliates, (5) conviction of or plea of guilty or nolo contendere to a charge of any crime involving moral turpitude or a felony (other than motor vehicle felonies for which only a non-custodial penalty is imposed), or (6) breach of any confidentiality or non-competition covenant between Holder and the Company, Triarc or any of their respective Affiliates.

                    (ii) "Constructive Termination" shall have the meaning set forth in Holder's employment or consulting agreement, as applicable (or any similar such term or concept as set forth in Holder's employment or consulting agreement, as applicable) or, if there is no such employment or consulting agreement, shall mean (1) any substantial diminution in Holder's title, duties or responsibilities from those enjoyed by Holder immediately prior to such diminution, or
          (2) any material reduction in the aggregate compensation and benefits provided to Holder.

                    (iii)  "Disability"  shall  have the  meaning  set  forth in
          Holder's employment or consulting agreement, as applicable (or any similar such term or concept as set forth in Holder's employment or consulting agreement, as applicable) or, if there is no such employment or consulting agreement, shall mean the termination of Holder's employment or services, as applicable, by Triarc or a subsidiary, as applicable, (A) due to the occurrence of an illness (either physical or mental) or injury that has entitled Holder to long term disability benefits pursuant to Triarc's or such subsidiary's long term disability plan or (B) in the absence or inapplicability of such a plan, due to Holder's inability to perform all or a substantial part of Holder's duties or responsibilities as an employee, non-employee director or consultant, as applicable, on account of illness (either physical or mental) or injury for more than 180 days during any consecutive twelve-month period.

          4. Rights as Holder of Class B Units. Subject to the terms of the LLC Agreement, Holder shall be the record owner of both the Capital Interest Portion and the Profits Interest Portion of the Class B Units subject hereto except to the extent that the Profits Interest Portion of any such Class B Units is forfeited pursuant to Section 3 hereof and as record owner shall be entitled to all rights of a holder of Class B Units of the Company, as set forth in the LLC Agreement.

          5. Representations and Warranties of Holder.

               (a) Investment Intent. Holder hereby represents and warrants that the Class B Units subject hereto are being acquired for investment and not with a view to distribution thereof.

               (b) Other Representations. Holder hereby represents and warrants to the Company as follows:

                    (i) Access to Information. Because of Holder's relationship with Triarc or one of its Affiliates as an employee, consultant or non-employee director, as applicable, Holder has had access to all material and relevant information concerning the Company, thereby enabling Holder to make an informed investment decision with respect to his investment in the Company, and all pertinent data and information requested by Holder from the Company or its representatives concerning the business and financial condition of the Company and the terms and conditions of this Agreement and the LLC Agreement have been furnished to Holder. Holder acknowledges that Holder has had the opportunity to ask questions of and receive answers and obtain additional information from the Company and its representatives concerning the present and proposed business and financial condition of the Company.

                    (ii) Financial Sophistication. Holder has such knowledge and experience in financial and business matters that Holder is capable of evaluating the merits and risks of investing in the Class B Units.

                    (iii) Understanding the Investment Risks. Holder understands that:

                         (1) An  investment  in the Class B Units  represents  a
               highly speculative investment, and there can be no assurance as to the success of the Company in its business;

                         (2) There is at present no market for the Class B Units
               and there can be no assurance that a market will develop in the future;

                         (3) The Class B Units may be worthless; and

                         (4) Ownership of the Class B Units may result in taxable income to Holder without a corresponding cash or in-kind distribution.

                    (iv) Understanding of the Nature of the Class B Units. Holder understands and agrees that:

                         (1) The Class B Units  have not been  registered  under
               the Securities Act of 1933, as amended (the "Securities Act"), or any applicable state securities laws for the reason that they are being issued and sold in reliance upon certain exemptions contained in the Securities Act and applicable state securities laws, and the representations and warranties of Holder contained herein are essential to any claim of exemption by the Company under the Securities Act and such state laws;

                         (2) Holder may not sell,  transfer,  assign,  pledge or
               otherwise dispose of or encumber the Class B Units without registration under the Securities Act and applicable state securities laws unless the Company receives an opinion of counsel acceptable to it (as to both counsel and the opinion) that such registration is not required;

                         (3) Only the Company can  register the issuance or sale
               of the Class B Units under the Securities Act and applicable state securities laws, and there can be no assurance that the Company will register any such issuance or sale thereunder;

                         (4) The  Company  may,  from  time to time,  make  stop
               transfer notations in its transfer records to ensure compliance with the Securities Act and any applicable state securities laws, and any additional restrictions imposed by state securities administrators; and

                         (5) The  Company  has not  provided,  and is not hereby
               providing, Holder with any tax advice regarding the purchase and ownership of the Class B Units and Holder has had an opportunity to seek and receive advice from Holder's accountant, tax or other financial advisors or legal counsel regarding the tax consequences of the purchase and ownership of the Class B Units.

                    (v) Commission. Holder acknowledges that neither Holder nor anyone acting on Holder's behalf has paid or will pay a commission or other remuneration to any Person in connection with the purchase of the Class B Units.

          6. Section 83(b) Election. As a condition precedent of the issuance of the Class B Units to Holder pursuant to this Agreement, Holder shall execute and deliver to the Company and the Internal Revenue Service (the "IRS") a timely, valid election (the "83(b) Election") under Section 83(b) of the Internal Revenue Code of 1986, as amended (the "Code"). Holder understands that, under
Section 83 of the Code, regulations promulgated under Section 83 of the Code and certain IRS administrative announcements, in the absence of an effective election under Section 83(b) of the Code, an amount equal to the excess of the fair market value of the Class B Units on the date on which any forfeiture restrictions applicable to such Class B Units lapse over the price paid for the Class B Units (which is $1,000 per Class B Unit) may be reportable as ordinary income at that time. For this purpose, the term "forfeiture restrictions" means the vesting conditions imposed under this Agreement. Holder understands that (a) in making the 83(b) Election, Holder may be taxed at the time the Class B Units are acquired hereunder to the extent the fair market value of the Class B Units exceeds the subscription price, if any, for such Class B Units and (b) in order to be effective, the 83(b) Election must be filed with the IRS within 30 days after the Purchase Date. Holder hereby acknowledges that (i) the foregoing description of the tax consequences of the 83(b) Election is not intended to be complete and, among other things, does not describe state, local or foreign income and other tax consequences, (ii) the Company has not provided, and is not hereby providing, Holder with tax advice regarding the 83(b) Election and has urged Holder to consult Holder's own tax advisor with respect to the income taxation consequences thereof, and (iii) the Company has not advised Holder to rely on any determination by it or its representatives as to the fair market value specified in the 83(b) Election and will have no liability to Holder if the actual fair market value of the Class B Units on the date hereof exceeds the amount specified in the 83(b) Election.

          7. Notices. Any notice necessary under this Agreement shall be addressed to the Company at the principal executive office of the Company and to Holder at the address for Holder appearing in the personnel records of Triarc or the Affiliate of Triarc with which Holder is employed or to which Holder is providing services, as applicable, or to either party at such other address as either party hereto may hereafter designate in writing to the other. Any such notice shall be deemed effective upon receipt thereof by the addressee.

          8. Governing Law. Notwithstanding principles of conflicts of law of any jurisdiction to the contrary, all terms and provisions of this Agreement are to be construed and governed by the internal laws of the State of New York.

          9. Class B Units Subject to LLC Agreement. As a condition of the issuance of the Class B Units, Holder will be required to become a Class B Member of the Company. By entering into this Agreement, Holder agrees and acknowledges that (a) Holder has received and read the attached copy of the LLC Agreement, (b) the Class B Units are subject to the LLC Agreement, the terms and provisions of which are hereby incorporated herein by reference, (c) Holder shall execute, and return to the Company with an executed copy of this Agreement, a copy of the LLC Agreement, and (d) the Class B Units are only transferable if the transfer is permitted under Article 10 of the LLC Agreement. In the event of a conflict between any term or provision contained herein and a term or provision of the LLC Agreement, the applicable terms and provisions of the LLC Agreement will govern and prevail.

          10. No Right to Continued Service. This Agreement shall not be construed as giving Holder the right to be retained in the employ of, or in any other continuing relationship with, the Company, Triarc or any of their respective Affiliates.

          11. Entire Agreement. This Agreement, together with the LLC Agreement, constitute the entire agreement and understanding of the parties hereto with respect to the subject matter contained herein and therein and supercedes all prior communications, representations and negotiations in respect thereto.

          12. Signature in Counterparts. This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

[Name of Holder]

--------------------

Jurl Holdings, LLC

By :_________________________
Name:_______________________
Title:________________________

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



Date:  November 14, 2005
                                            /s/NELSON PELTZ
                                            ------------------------------------
                                            Nelson Peltz
                                            Chairman and Chief Executive Officer

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



Date:  November 14, 2005
                             /s/FRANCIS T. MCCARRON
                            ----------------------------------------------------
                            Francis T. McCarron
                            Executive Vice President and Chief Financial Officer

TRIARC COMPANIES, INC. AND SUBSIDIARIES

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

     The Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   November 14, 2005                  /s/NELSON PELTZ
                                            ----------------------------------
                                            Nelson Peltz
                                            Chairman and Chief Executive Officer



Dated:   November 14, 2005                  /s/FRANCIS T. MCCARRON
                                            ----------------------------------
                                            Francis T. McCarron
                                            Executive Vice President and Chief
                                            Financial Officer




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