Form 10-K
period 2006-01-01
TRIARC COMPANIES INC
filed 2006-04-03
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 1-2207

TRIARC COMPANIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	38-0471180 (I.R.S. Employer Identification No.)

280 Park Avenue New York, New York (Address of Principal Executive Offices)	10017 (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 451-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.10 par value	New York Stock Exchange
Class B Common Stock, Series 1, $.10 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   Yes ☐   No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐   No ☒

      The aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of July 1, 2005 was approximately $647,432,181. As of March 15, 2006, there were 27,696,463 shares of the registrant's Class A Common Stock and 60,260,398 shares of the registrant's Class B Common Stock, Series 1, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 1, 2006.

PART I
Special Note Regarding Forward-Looking Statements and Projections

       Certain statements in this Annual Report on Form 10-K, including statements under “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries, and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

•	competition, including pricing pressures and the potential impact of competitors' new units on sales by Arby's® restaurants;

•	consumers' perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives;

•	development costs;

•	advertising and promotional efforts;

•	brand awareness;

•	the existence or absence of positive or adverse publicity;

•	new product and concept development by us and our competitors, and market acceptance of such new product offerings and concepts;

•	changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu”;

•	changes in spending patterns and demographic trends;

•	adverse economic conditions, including high unemployment rates in geographic regions that contain a high concentration of Arby's restaurants;

•	the business and financial viability of key franchisees;

•	the timely payment of franchisee obligations due to us;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	the ability of our franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

•	delays in opening new restaurants or completing remodels;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby's restaurants;

•	changes in business strategy or development plans, and the willingness our franchisees to participate in our strategy;

•	business abilities and judgment of our and our franchisees' management and other personnel;

•	availability of qualified restaurant personnel to us and to our franchisees;

•	our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Arby's restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

•	changes in commodity (including beef), labor, supplies and other operating costs and availability and cost of insurance;

•	adverse weather conditions;

•	significant reductions in our client assets under management (which would reduce our advisory fee revenue), due to such factors as weak performance of our investment products (either on an absolute basis or relative to our competitors or other investment strategies), substantial illiquidity or price volatility in the fixed income instruments that we trade, loss of key portfolio management or other personnel, reduced investor demand for the types of investment products we offer, and loss of investor confidence due to adverse publicity;

•	increased competition from other asset managers offering similar types of products to those we offer;

•	pricing pressure on the advisory fees that we can charge for our investment advisory services;

•	difficulty in increasing assets under management, or efficiently managing existing assets, due to market-related constraints on trading capacity or lack of potentially profitable trading opportunities;

•	our removal as investment manager of one or more of the collateral debt obligation vehicles (CDOs) or other accounts we manage, or the reduction in our CDO management fees because of payment defaults by issuers of the underlying collateral or the triggering of certain structural protections built into CDOs;

•	availability, terms (including changes in interest rates) and deployment of capital;

•	changes in legal or self-regulatory requirements, including franchising laws, investment management regulations, accounting standards, environmental laws, overtime rules, minimum wage rates and taxation rates;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the impact of general economic conditions on consumer spending or securities investing, including a slower consumer economy and the effects of war or terrorist activities; and

•	other risks and uncertainties affecting us and our subsidiaries referred to in this Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 1. Business.

Introduction

       We are a holding company and, through our subsidiaries, the franchisor of the Arby's restaurant system, which is comprised of approximately 3,500 restaurants. Of these restaurants, as of January 1, 2006, 1,039 are owned and operated by our subsidiaries. References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants as well as two restaurants managed pursuant to management agreements. We also own an approximate 64% capital interest, a profits interest of at least 52% and approximately 94% of the outstanding voting interests in Deerfield & Company LLC (“Deerfield”), which, through its wholly-owned subsidiary Deerfield Capital Management LLC, is a Chicago-based asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.triarc.com. Information contained on our website is not part of this Form 10-K.

Business Strategy; Potential Corporate Restructuring

       The key elements of our business strategy have included (1) using our resources to grow our restaurant and asset management businesses, (2) evaluating and making various acquisitions and business combinations, whether in the restaurant industry, the asset management industry or other industries, (3) building strong operating management teams for each of our current and future businesses and (4) providing strategic leadership and financial resources to enable these management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Unless circumstances dictate otherwise, it is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

       We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off to our stockholders or other disposition of our ownership interest in Deerfield, our alternative asset management business. In connection with the potential restructuring, on January 26, 2006, in addition to our regular quarterly dividends, we announced our intention to declare and pay during 2006 special cash dividends aggregating $0.45 per share on each outstanding share of our Class A Common Stock and Class B Common Stock, Series 1, the first installment of which, in the amount of $0.15 per share, was paid on March 1, 2006. The declaration and payment of the future additional special cash dividends aggregating $0.30 per share on each outstanding share of our Class A Common Stock and Class B Common Stock is subject to applicable law, will be made at the discretion of our Board of Directors and will be based on such factors as Triarc's earnings, financial condition, cash requirements and other factors, including whether such future installments of the special dividends will result in a material adjustment to the conversion price of our 5% Convertible Notes due 2023. There can be no assurance that any additional special cash dividends will be declared or paid, or of the amount or timing of such dividends, if any. (See “Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.) Options for our other remaining non-restaurant assets are also under review and could include the allocation of our remaining cash, cash equivalents, short-term and other investments between our two businesses (Arby's and Deerfield) and/or additional special dividends or distributions to shareholders. There can be no assurance that the corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Other than as described herein, as of the date hereof, our Board of Directors has not reached any definitive conclusions concerning the scope, benefits or timing of the corporate restructuring.

       On November 1, 2005, Nelson Peltz, Peter May and Edward Garden, Triarc's Vice Chairman (collectively, the “Principals”) started a series of equity investment funds (the “Funds”) that are separate and distinct from Triarc and that are being managed by the Principals and other senior officers of Triarc (the “Employees”)

through a management company (the “Management Company”) formed by the Principals. The Principals and the Employees continue to serve as officers of, and receive compensation from, Triarc. Triarc is making available the services of the Principals and the Employees, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. The length of time that these services will be provided has not yet been determined. Triarc is being reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs for periods both before and after the launch of the Funds. Such reimbursement with respect to 2005 amounts to $775,000. A special committee comprised of independent members of our Board of Directors has reviewed and considered these arrangements and approved the allocation of costs and reimbursement for 2005.

       Our consolidated cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) at January 1, 2006 totaled approximately $502 million. At such date, our consolidated indebtedness was approximately $914 million, including approximately $723 million of debt of our restaurant subsidiaries. The debt of our restaurant subsidiaries has neither been guaranteed by Triarc nor secured by Triarc's cash, cash equivalents or investments. The foregoing amounts do not reflect the special cash dividend paid on March 1, 2006, as described above, the regular quarterly dividend paid on March 15, 2006 in an aggregate amount of approximately $7.6 million or the repurchase of a significant portion of our outstanding 5% Convertible Notes due 2023, as described below under “—Repurchase of 5% Convertible Notes due 2023; Right to Convert Notes During 2006 Second Fiscal Quarter.”

RTM Acquisition

       As previously reported, on July 25, 2005, we completed the acquisition of the RTM Restaurant Group (“RTM”). RTM was the largest Arby's franchisee with 775 Arby's restaurants in 22 states, 773 of which it owned and operated and two of which it operated pursuant to management agreements with two other franchisees.

       Total consideration in the RTM acquisition consisted of $175 million in cash, subject to post closing adjustment, plus approximately 9.7 million shares of our Class B Common Stock, Series 1, and options to purchase approximately 774,000 shares of our Class B Common Stock, Series 1 (weighted average exercise price of $8.92), which were issued in replacement of existing RTM stock options. The combined value of the shares and options issued by us in connection with the RTM acquisition was approximately $150 million, based on a closing price of $15.00 per share on July 25, 2005. In connection with the RTM acquisition, Arby's Restaurant Group, Inc. (“ARG”), a wholly owned subsidiary of ours, also assumed approximately $297 million of RTM net debt, including approximately $85 million of RTM capitalized lease and sale-leaseback obligations.

       Triarc provided $135 million in cash to fund the acquisition. ARG funded the remaining cash needed to complete the acquisition, including transaction costs, and refinanced substantially all of its and RTM's existing indebtedness, with the proceeds from a new $720 million credit facility (consisting of a $620 million senior term loan B facility and a $100 million senior revolving credit facility, with a $30 million subfacility for letters of credit). This refinancing included the repayment of approximately $212 million of RTM third-party debt and approximately $70 million of ARG third-party debt as well as the defeasance of the Arby's Franchise Trust 7.44% insured non-recourse securitization notes, which were redeemed in full on August 22, 2005 (total principal amount of $198 million at closing), and the payment of related prepayment penalties.

       See Note 3 to the Consolidated Financial Statements for additional information regarding the RTM acquisition.

Deerfield Triarc Capital Corp. Initial Public Offering

       On June 29, 2005, Deerfield Triarc Capital Corp. (“DTCC” or the “REIT”) completed the initial public offering of approximately 25 million shares of its common stock and began trading on the New York Stock Exchange under the ticker symbol “DFR.” Formed in December 2004, DTCC is a real estate investment trust managed by Deerfield that invests in real estate-related securities and various other asset classes. DTCC had approximately $697.2 million in net equity as of December 31, 2005. As of December 31, 2005, Triarc and its subsidiaries beneficially owned approximately 2.72% of DTCC's common stock, including restricted shares.

Repurchase of 5% Convertible Notes due 2023; Right to Convert Notes During 2006 Second Fiscal Quarter

       As previously announced, on February 10, 2006, we completed the repurchases of an aggregate of $165,776,000 of the $175,000,000 principal amount of 5% Convertible Notes due 2023 (the “Notes”) that we issued in May 2003. In connection with such repurchases, we also paid accrued and unpaid interest through the applicable date of repurchase and related premiums. In exchange for such Notes, the accrued and unpaid interest and related premiums, we issued an aggregate of 4,144,400 shares of our Class A Common Stock and 8,561,093 shares of our Class B Common Stock, and made aggregate cash payments to the selling noteholders of $6,095,984 (the “Exchanges”). Upon the satisfaction of the conditions set forth in the related indenture, the Notes that were repurchased would have been convertible into 4,144,400 shares of our Class A Common Stock and 8,288,800 shares of our Class B Common Stock (assuming the current conversion rate). The shares of our Class A Common Stock and Class B Common Stock were issued in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. We expect to record a pre-tax charge of approximately $12.5 million, including a non-cash write-off of approximately $3.85 million of unamortized deferred financing costs, with respect to the Exchanges.

       Additionally, as previously announced, the trustee under the Indenture (the “Indenture”) governing the Notes has determined that holders of the Notes are entitled to convert their Notes during the fiscal quarter beginning on April 3, 2006 and ending on July 2, 2006 because the combined closing sale price of one share of our Class A Common Stock and two shares of our Class B Common Stock exceeded 120% of the current conversion price of $40 for at least 20 trading days in the 30-trading day period ending on March 31, 2006, the last trading day of the fiscal quarter ending April 2, 2006. At the current conversion price, each $1,000 principal amount of Notes is convertible into 25 shares of our Class A Common Stock, subject to our right to elect to pay the holder cash in lieu of delivery of all or any portion of these shares of Class A Common Stock and, upon conversion of each $1,000 principal amount of Notes, the holder is also entitled to receive 50 shares of our Class B Common Stock.

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

Business Segments

Restaurant Franchising and Operations (Arby's)

The Arby's Restaurant System

       Through ARG and its subsidiaries, we participate in the quick service restaurant segment of the restaurant industry as the franchisor of the Arby's restaurant system and, as of January 1, 2006, the owner and operator of 1,039 Arby's restaurants. We acquired our company-owned Arby's restaurants through the acquisitions of the RTM Restaurant Group and Sybra, Inc. in July 2005 and December 2002, respectively, as well as other smaller acquisitions from time to time. There are approximately 3,500 Arby's restaurants in the United States and Canada and Arby's is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. According to Nation's Restaurant News, Arby's is the 11th largest quick service restaurant chain in the United States. As of January 1, 2006, there were 1,039 company-owned Arby's restaurants and 2,467 Arby's restaurants owned by 459 franchisees. Of the 2,467 franchisee owned restaurants, 2,337 operated within the United States and 130 operated outside the United States.

       ARG also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection® concept, which includes pasta dishes with a variety of different sauces. Some Arby's restaurants are multi-branded with T.J. Cinnamons or Pasta Connection. 241 domestic Arby's restaurants are multi-branded locations that sell T.J. Cinnamons products and 11 are multi-branded locations that sell Pasta Connection products. At January 1, 2006, T.J. Cinnamons gourmet coffees were also sold in approximately 882 additional Arby's restaurants. ARG is not currently offering to sell any additional Pasta Connection franchises. ARG also owns and operates one Arby's Market Fresh™ unit. Developed as a test design, the Arby's Market Fresh unit features an expansion of Arby's successful Market Fresh® line of premium sandwiches and salads within an in-line shopping center. ARG currently has plans to develop at least two additional company-owned Arby's Market Fresh units during 2006.

       In addition to various slow-roasted roast beef sandwiches, Arby's offers an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. In 2001, Arby's introduced its Market Fresh line of premium sandwiches on a nationwide basis. In 2003, Arby's developed a line of Market Fresh Salads, which were introduced on a nationwide basis in 2004. Arby's also developed Market Fresh wrap sandwiches, which were introduced nationwide in 2004. In addition, during the first quarter of 2006, Arby's is replacing its line of chicken products with Arby's Chicken Naturals™, a new line of menu offerings made with 100 percent all natural chicken breast that is not altered or injected with added water, salt or phosphates. ARG is also currently testing 0g Trans Fat frying methods and menu products for possible introduction throughout the entire system.

       During 2005, ARG opened 24 Arby's restaurants and one Arby's Market Fresh restaurant and closed 10 (generally underperforming) Arby's restaurants, and Arby's franchisees opened 76 new Arby's restaurants and closed 46 (generally underperforming) Arby's restaurants. In addition, during 2005, Arby's franchisees opened 7 and closed 10 T.J. Cinnamons units located in Arby's units. As of January 1, 2006, franchisees have committed to open 237 Arby's restaurants over the next six years. You should read the information contained in “Item 1A. Risk Factors—Arby's is significantly dependent on new restaurant openings, which may be interrupted by factors beyond our control.”

Overview

       As the franchisor of the Arby's restaurant system, ARG, through its subsidiaries, owns and licenses the right to use the Arby's brand name and trademarks in the operation of Arby's restaurants. ARG provides Arby's franchisees with services designed to increase both the revenue and profitability of their Arby's restaurants. The more important of these services are providing strategic leadership for the brand, product development, quality control, operational training and counseling regarding site selection.

       The revenues from our restaurant business are derived from three principal sources: (1) franchise royalties received from all Arby's restaurants; (2) up-front franchise fees from restaurant operators for each new unit opened; and (3) sales at company-owned restaurants.

       References herein to “ARG” may include one or more of ARG's subsidiaries, as applicable.

Arby's Restaurants

       Arby's opened its first restaurant in Boardman, Ohio in 1964. As of January 1, 2006, ARG and Arby's franchisees operated Arby's restaurants in 48 states, the District of Columbia and four foreign countries. As of January 1, 2006, the six leading states by number of operating units were: Ohio, with 286 restaurants; Michigan, with 184 restaurants; Indiana, with 175 restaurants; Florida, with 167 restaurants; Texas, with 155 restaurants; and Georgia, with 152 restaurants. The country outside the United States with the most operating units is Canada with 121 restaurants as of January 1, 2006.

       Arby's restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. At January 1, 2006, approximately 98% of freestanding system-wide restaurants (including approximately 99% of freestanding company-owned restaurants) featured drive-thru windows. Restaurants typically have a manager, at least one assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

       The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 2003 to 2005:

	2003	2004	2005
Restaurants open at beginning of period	3,403	3,450	3,461
Restaurants opened during period	121	94	101
Restaurants closed during period	74	83	56

Restaurants open at end of period	3,450	3,461	3,506

       During the period from December 30, 2002 through January 1, 2006, 316 new Arby's restaurants were opened and 213 (generally underperforming) Arby's restaurants were closed. We believe that closing underperforming Arby's restaurants has contributed to an increase in the average annual unit sales volume of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

       As of January 1, 2006, ARG owned and operated 1,039 domestic Arby's restaurants. Of these 1,039 restaurants, 996 were freestanding units, 28 were in shopping malls, 4 were in convenience stores, 4 were in office buildings/urban in-line, 4 were in travel plazas and 3 were in strip center locations.

Franchise Network

       ARG seeks to identify potential franchisees that have experience in owning and operating quick service restaurant units, have a willingness to develop and operate Arby's restaurants and have sufficient net worth. ARG identifies applicants through targeted mailings, maintaining a presence at industry trade shows and conventions, existing customer and supplier contacts and regularly placed advertisements in trade and other publications. Prospective franchisees are contacted by an ARG sales agent and complete an application for a franchise. As part of the application process, ARG requires and reviews substantial documentation, including financial statements and documents relating to the corporate or other business organization of the applicant. Franchisees that already operate one or more Arby's restaurants must satisfy certain criteria in order to be eligible to enter into additional franchise agreements, including capital resources commensurate with the proposed development plan submitted by the franchisee, a commitment by the franchisee to employ trained restaurant management and to maintain proper staffing levels, compliance by the franchisee with all of its existing franchise agreements, a record of operation in compliance with Arby's operating standards, a satisfactory credit rating and the absence of any existing or threatened legal disputes with Arby's. The initial term of the typical “traditional” franchise agreement is 20 years.

       ARG does not offer any financing arrangements to franchisees seeking to build new franchised units. However, in the fourth quarter of 2005, ARG entered into an agreement with CIT Group pursuant to which CIT has made $25 million available to Arby's franchisees who wish to remodel their existing Arby's restaurants. Pursuant to the loan program, subject to certain terms and conditions, franchisees are eligible for 100% remodel financing over a five- or seven-year term. ARG has guaranteed 20% of the credit line extended by CIT under the program. As of January 1, 2006, no loans were outstanding under the CIT program.

       As of January 1, 2006, ARG had one development agreement with a Canadian franchisee pursuant to which this franchisee has the exclusive right to open an Arby's restaurant in a specific region of Canada. During 2005, no new Arby's units were opened outside the United States and four units in Canada were closed.

       ARG offers franchises for the development of both single and multiple “traditional” restaurant locations. Both new and existing franchisees may enter into either a development agreement, which requires the franchisee to develop two or more Arby's restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby's restaurant on a specified site. All franchisees are required to execute standard franchise agreements. ARG's standard U.S. franchise agreement for new Arby's franchises currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, which is credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by U.S. franchisees was approximately 3.4% in 2003, and 3.5% in 2004 and 2005.

       Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. ARG monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

Acquisitions and Dispositions of Arby's Restaurants

       A key strategic component of ARG's objective of enhancing the Arby's brand, growing the Arby's system and continually improving Arby's system operations is the acquisition and disposition of Arby's restaurants from time to time. These transactions may involve individual restaurants or multiple restaurants in a particular market or geographic area. ARG may use such transactions as a way of further developing a targeted market. For example, ARG may sell a number of restaurants in a particular market to a franchisee and obtain a commitment from the franchisee to develop additional restaurants in that market. Or, ARG may acquire restaurants from a franchisee demonstrating a limited desire to grow and then seek to further penetrate that market through the development of additional company-owned restaurants or by re-selling the acquired restaurants to another franchisee more focused on growth. ARG believes that dispositions can also be an effective strategy for attracting new franchisees who seek to be multiple unit operators to the Arby's system. Such franchisees can immediately enjoy economies of scale by buying a group of restaurants from ARG. In addition, ARG may acquire restaurants from a franchisee who wishes to exit the Arby's system. When ARG acquires underperforming restaurants, it seeks to improve their results of operations and then either continues to operate them as company-owned restaurants or re-sells them to new or existing franchisees.

Advertising and Marketing

       Arby's advertises locally primarily through regional television, radio and newspapers. Payment for advertising time and space is made mostly by local advertising cooperatives in which owners of local franchised restaurants and ARG, to the extent that it owns local restaurants, participate. Some franchisees spend amounts on advertising in addition to contributions made to a local advertising cooperative. Other franchisees who operate in areas where there is no local advertising cooperative handle their own advertising. ARG and Arby's franchisees contribute 0.7% of net sales of their Arby's restaurants to AFA Service Corporation, the company responsible for the marketing and promotional activities for the system, as further described below.

       ARG and Arby's franchisees are also required to spend a reasonable amount, but not less than 3% of monthly net sales of their Arby's restaurants, for local advertising. This amount is divided between (i) individual local market advertising expenses and (ii) expenses of a cooperative area advertising program. Contributions to the cooperative area advertising program, in which both company-owned and franchisee-owned restaurants participate, are determined by the local cooperative participants and are generally in the range of 3% to 6.5% of monthly net sales.

       ARG and Arby's franchisees are also required to contribute incremental dues to AFA Service Corporation equal to 0.5% of net sales of their Arby's restaurants (bringing their total contribution to AFA Service Corporation for advertising and marketing to 1.2% of net sales) to help fund national advertising programs. Pursuant to an agreement between ARG and AFA Service Corporation, ARG contributed $3.0 million to AFA in 2005 for five flights of national advertising. ARG has no such contribution obligation for 2006 or subsequent years.

       AFA Service Corporation is an independent membership corporation that was formed for the purpose of conducting the marketing and promotional activities of the Arby's system. Effective October 2005, ARG and AFA entered into a Management Agreement pursuant to which ARG assumed general responsibility for the day-to-day operations of AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising agencies and media buying agencies, and implementing all marketing/media plans. ARG performs these tasks subject to the approval of AFA's Board of Directors. In addition to these responsibilities, beginning in 2006 ARG is obligated to pay for the general and administrative costs of AFA, other than the cost of an annual audit of AFA and certain other expenses specifically retained by AFA. AFA's budget for general and administrative costs in 2005 was approximately $7.3 million, for which ARG had no financial responsibility other than certain severance costs not covered by the budget and the costs of relocating AFA's offices to ARG's offices. ARG expects to pay approximately $6.3 million to cover AFA's general and administrative costs for 2006. In 2006, AFA is required to pay $2.5 million to ARG to defray a portion of these costs. In addition, AFA is required to pay $1.5 million and $500,000 to ARG in 2007 and 2008, respectively. Beginning in 2009 and for each year thereafter, AFA will no longer be required to make any more of such payments to ARG. Under the Management Agreement, ARG is also required to provide AFA with appropriate office space at no cost to AFA. The Management Agreement with AFA continues in effect until terminated by either party upon one year's prior written notice. In addition, AFA may terminate the Management Agreement upon six months' prior written notice if there is a change in the identity of any two of the individuals holding the titles of Chief Executive Officer, Chief Operating Officer or Chief Administrative Officer of ARG in any period of 36 months.

Provisions and Supplies

       As of January 1, 2006, two independent meat processors supplied all of Arby's beef for roasting in the United States. Franchise operators are required to obtain beef for roasting from approved suppliers. ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby's franchisees. Suppliers to the Arby's system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

       On January 12, 2004, the Food Safety and Inspection Service of the USDA published rules enhancing safeguards to better protect public health and minimize exposure to Bovine Spongiform Encephalopathy (BSE) infective tissues, also known as “mad cow disease.” Examples of these safeguards include (1) all specified risk materials (SRMs) are banned from the human food supply, (2) non-ambulatory cattle are banned from the human food supply, (3) air-injection stunning of cattle is prohibited and (4) SRMs are prohibited from use in advanced meat recovery (AMR) systems. ARG goes even further by prohibiting the purchase of meat generated from AMR systems. Approved suppliers to the Arby's system must certify their compliance with these requirements.

       Canada banned the importation of beef from the United States for some time as a result of one BSE incident in the State of Washington in 2003. Since the ban, a single supplier with one processing facility in Canada has supplied Arby's Canadian franchisees with beef for roasting. Canada now permits importation of beef from the United States if the cattle are younger than 30 months of age when slaughtered; however, management expects that the current Canadian supplier will continue to fulfill all of the beef requirements of Arby's Canadian franchisees.

       Franchisees may obtain other products, including food, ingredients, paper goods, equipment and signs, from any source that meets ARG's specifications and approval. Through ARCOP, ARG and Arby's franchisees purchase food, beverage, proprietary paper and operating supplies through national contracts employing volume purchasing.

Quality Assurance

       ARG has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at all Arby's restaurants. ARG assigns a quality assurance employee to each of the four independent processing facilities that processes roast beef for domestic Arby's restaurants. The quality assurance employee inspects the roast beef for quality and uniformity and to assure compliance with quality and safety specifications of the USDA and the FDA. In addition, ARG periodically tests samples of roast beef from franchisees at independent laboratories. Each year, ARG representatives conduct unannounced inspections of operations of a number of franchisees to ensure that ARG policies, practices and procedures are being followed. ARG field representatives also provide a variety of on-site consulting services to franchisees. ARG has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Trademarks

       ARG, through its subsidiaries, owns several trademarks that we consider to be material to our restaurant business, including Arby's®, Arby's Market Fresh®, Market Fresh®, T.J. Cinnamons®, Horsey Sauce®, Sidekickers® and Arby's Chicken Naturals™.

       ARG's material trademarks are registered or pending trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. There are no pending challenges to ARG's right to use any of its material trademarks in the United States.

Competition

       Arby's faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread, Subway and Quiznos, as well as burger chains, such as McDonald's, Burger King and Wendy's, and quick service restaurant chains, such as Taco Bell and Kentucky Fried Chicken. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities. Arby's also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

       Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites. This has also led some competitors to employ other strategies, including frequent use of price promotions and heavy advertising expenditures. Continued price discounting in the quick service restaurant industry and the re-emphasis on value menus could have an adverse impact on us. In addition, the growth of fast casual chains and other in-line competitors could cause an erosion in customers as some traditional fast food customers are looking to “trade up” to a nicer dining experience but keep the perceived benefits of quick service dining.

       Other restaurant chains have also competed by offering higher quality sandwiches made with fresh ingredients and artisan breads. Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are specifically identified as being consistent with such diets.

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

Governmental Regulations

       Various state laws and the Federal Trade Commission regulate ARG's franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. In addition, ARG and Arby's franchisees must comply with the Fair Labor Standards Act and the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, minimum wages, overtime and other working and safety conditions. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. As described more fully under “Item 3. Legal Proceedings,” one of ARG's subsidiaries is a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the July 2005 acquisition of the RTM Restaurant Group. Under a proposed settlement of that lawsuit, we estimate that ARG will spend approximately $1.0 million per year of capital expenditures over an eight-year period to bring these restaurants into compliance with the ADA.

We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Company's consolidated financial position or results of operations. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Asset Management (Deerfield)

Overview

       Deerfield Capital Management LLC (“DCM”) is a Chicago-based asset manager that offers clients a variety of investment products focused on fixed income securities and related financial instruments. DCM is a Delaware limited liability company that is wholly owned by Deerfield & Company LLC (“D&C”), an Illinois limited liability company. We own an approximate 64% capital interest, a profits interest of at least 52% and approximately 94% of the outstanding voting interests in D&C, which we acquired in July 2004. DCM (together with its predecessor companies) has acted as an asset manager since 1993 and has been registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser since 1997. As of January 1, 2006, Deerfield had approximately $12.3 billion of assets under management.

Investment Management Services and Products

       DCM's current focus is on managing investments in fixed income instruments such as government securities, corporate bonds, bank loans and asset-backed securities. DCM manages these investments for various types of clients, including collateralized debt obligation vehicles (“CDOs”), private investment funds (usually referred to as “hedge” funds), the REIT, a structured loan fund, and managed accounts (separate, non-pooled accounts established by clients). Except for the managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically U.S. and non-U.S. high net worth individuals and financial institutions, such as insurance companies, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Because the REIT's shares are publicly-traded, its investors include retail investors, and DCM might in the future manage other publicly-traded investment products that are available to such investors. DCM is organized into distinct portfolio management teams, each of which focuses on a different category of investments. For example, CDOs that invest in bank loans are managed by DCM's bank loan team. The portfolio management teams are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client's prior authorization of the transaction.

Investment Strategies

       The various investment strategies that DCM uses to manage client accounts are developed internally by DCM and include fundamental credit research (such as for the CDOs) and arbitrage trading techniques (such as for some of the hedge funds). Arbitrage trading generally involves seeking to generate trading profits from changes in the price relationships between related financial instruments rather than from “directional” price movements in particular instruments. Arbitrage trading typically involves the use of substantial leverage, through borrowing of funds, to increase the size of the market position being taken and therefore the potential return on the investment. DCM intends to expand its asset management activities by offering new trading strategies and investment products, which may require the hiring of additional portfolio management and support personnel. The investment accounts managed by DCM are generally considered “alternative” as distinguished from “traditional” fixed income programs.

Assets Under Management

       As of January 1, 2006, the total assets under management by DCM were approximately $12.3 billion, consisting of approximately $10.4 billion in 22 CDOs and a structured loan fund, $947.2 million in four hedge funds, $762.4 million in the REIT, and $226 million in four managed accounts.

       Of the 22 CDOs, eight (representing approximately $2.6 billion in assets under management) are invested mainly in bank loans, five (representing approximately $3.3 billion in assets under management) are invested mainly in investment grade corporate bonds, and nine (representing approximately $4.3 billion in assets under management) are invested mainly in asset-backed securities (such as mortgage-backed securities). The structured loan fund (representing approximately $208 million in assets under management) is invested mainly in bank loans. Of the four hedge funds, DCM manages one fund (representing approximately $613.9 million in assets under management) mainly pursuant to arbitrage strategies, one fund (representing approximately $191.1 million in assets under management) mainly pursuant to a “flight to quality” strategy, one fund (representing approximately $136.6 million in assets under management) mainly pursuant to opportunistic fixed income strategies, and one fund (representing approximately $5.6 million in assets under management) mainly pursuant to global macro strategies. The arbitrage and flight to quality strategy hedge funds invest mainly in government securities and related instruments, such as interest rate swaps and futures contracts. The opportunistic fund invests in various fixed income instruments, such as bank loans, credit default swaps and corporate bonds. The global macro fund invests in various instruments, such as options, currencies, fixed income instruments and futures contracts.

Advisory Fees

       DCM's revenue consists predominantly of investment advisory fees from the accounts it manages. DCM receives a periodic management fee from each account that generally is based on the net assets of the account. This fee ranges from approximately 0.10% to 0.50% per year of the net principal balance for CDOs, 1.5% per year of net assets for hedge funds, 1.75% per year of net assets for the REIT, 0.50% per year of net assets for the structured loan fund, and 0.16% to 0.30% per year of net assets for the managed accounts. DCM is also entitled to a performance fee from many of its accounts, generally based upon a percentage of the annual net profits generated by the account (in the case of the hedge funds) or the returns to certain investors (in the case of the CDOs). DCM also receives from certain CDOs a structuring fee, which is a one-time fee for DCM's services in assisting in structuring the CDO, payable upon formation of the CDO. DCM receives its advisory fees pursuant to investment management agreements entered into with its clients. The terms of these agreements vary, ranging from contracts that are continuous but terminable by the client to those that have terms ranging from one to three years subject to renewal upon expiration of the initial terms. In general, these agreements are terminable by the clients, in most cases only for cause but in some instances without cause.

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

Governmental Regulations

       DCM is registered with the U.S. Securities and Exchange Commission as an investment adviser and with the U.S. Commodity Futures Trading Commission as a commodity pool operator and commodity trading advisor. DCM is also a member of the National Futures Association, the self-regulatory organization for the U.S. commodity futures industry. In these capacities, DCM is subject to various regulatory requirements and restrictions with respect to its asset management activities (in addition to other laws), such as regulations relating to promotional materials, the custody of client funds, allocation of investment opportunities among client accounts, recordkeeping, supervision, the establishment of compliance procedures, investing in securities by DCM employees, conflicts of interest, the prevention of money laundering, and ethical standards. In addition, investment vehicles managed by DCM, such as hedge funds and the REIT, are subject to various securities and other laws.

       DCM currently plans to establish a United Kingdom-based subsidiary in order to expand DCM's overseas business. This subsidiary will likely be subject to significant regulation under the U.K. Financial Services and Markets Act of 2000.

       While DCM believes that it and the investment vehicles it manages are substantially in compliance with all applicable regulatory and other legal requirements, DCM and such investment vehicles may incur significant additional costs to comply with such requirements and any additional requirements that may be imposed in the future. However, we do not believe that any such cost increase would materially affect the Company's consolidated financial position or results of operations.

Other Services

       In connection with its management of client investment vehicles, DCM typically provides other services to those vehicles in addition to investment advice, such as selecting the brokerage firms and counterparties through which the vehicles conduct their investing and assisting the vehicles in obtaining the financing needed to leverage their investing. Also, DCM provides day-to-day administrative services to the REIT in addition to managing its investment portfolio.

Intellectual Property

       We have developed rights in the trademarks and trade names “Deerfield” and “Deerfield Capital Management”, which we consider to be material to our business. We periodically license the “Triarc” and “Deerfield” names on a non-exclusive basis to vehicles that we manage. Any such licenses will automatically terminate if we are terminated or withdraw as investment manager of such vehicles.

General

Environmental Matters

       Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our company-owned Arby's restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matter discussed below or in which we are otherwise involved will have a material adverse effect on our consolidated financial position or results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

       In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams Packing”), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and the work under that plan has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The results of the sampling events, which occurred in January and June 2005, have been submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing and Adams Packing has sought clarification from, and expects to have additional conversations with, the Florida DEP in order to attempt to resolve the matter. Based on provisions made prior to 2004 of approximately $1.7 million for costs associated with this matter, and after taking into consideration various legal defenses available to us, Adams Packing has provided for its estimate of its liability for completion of this matter, including related legal and consulting fees. Accordingly, this matter is not expected to have a material adverse effect on our consolidated financial position or results of operations. See “Item 7. Management"s Discussion and Analysis of Financial Condition and Results of Operations—Legal and Environmental Matters.”

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

Employees

       As of January 1, 2006, we had approximately 25,203 total employees, including 3,203 salaried employees and approximately 22,000 hourly employees. Of these, 69 are employed by Triarc, approximately 25,000 are employed by ARG and 134 are employed by Deerfield. As of January 1, 2006, none of our employees was covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

       We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Relating to Triarc

A substantial amount of our shares of Class A Common Stock and Class B Common Stock is concentrated in the hands of certain stockholders.

       As of March 15, 2006, Nelson Peltz, our Chairman and Chief Executive Officer, and Peter May, our President and Chief Operating Officer, each individually beneficially owned shares of our outstanding Class A Common Stock and Class B Common Stock, Series 1 (including shares issuable upon the exercise of options exercisable within 60 days of March 15, 2006), that collectively constituted approximately 41.9% of our Class A Common Stock, 29.6% of our Class B Common Stock and 39.7% of our total voting power as of March 15, 2006.

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

       We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off to our stockholders or other disposition of our ownership interest in Deerfield. If the corporate restructuring is completed, Messrs. Peltz and May and other members of Triarc's senior management will no longer be involved in actively managing Arby's and Deerfield and the success of those businesses will depend to a significant extent upon the efforts and abilities of their respective senior management teams following the restructuring. In addition, the Principals have started the Funds, which are separate and distinct from Triarc and which are being managed by the Principals and other senior officers of Triarc through the Management Company formed by the Principals. Although the Principals and other senior officers continue to serve as officers of, and be compensated by, Triarc, Triarc is making available the services of the Principals and these officers to the Management Company. Consequently, the Principals and these officers are no longer providing their services exclusively to Triarc. See “Item 1. Business—Business Strategy; Potential Corporate Restructuring.”

We have broad discretion in the use of our significant cash, cash equivalents and investments.

       At January 1, 2006, our consolidated cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) totaled approximately $502 million. The foregoing amounts do not reflect the special cash dividend we paid on March 1, 2006, the regular quarterly dividend we paid on March 15, 2006 or the repurchase of a significant portion of our outstanding Notes in February 2006. We have not designated any specific use for our significant cash, cash equivalents and investment position, other than as previously disclosed in connection with future special cash dividends expected to be declared and paid during 2006. See “Item 1. Business—Business Strategy; Potential Corporate Restructuring” and “—Repurchase of 5% Convertible Notes due 2023; Right to Convert Notes During 2006 Second Fiscal Quarter” above and “Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

Acquisitions have been a key element of our business strategy, but we cannot assure you that we will be able to identify appropriate acquisition targets in the future and that we will be able to successfully integrate any future acquisitions into our existing operations.

       Acquisitions involve numerous risks, including difficulties assimilating new operations and products. In addition, acquisitions may require significant management time and capital resources. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions, if any, are likely to result in the incurrence of additional indebtedness, which could contain restrictive covenants, or the issuance of additional equity securities, which could dilute our existing stockholders.

We cannot assure you that our proposed corporate restructuring will be successfully implemented.

       We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off to our stockholders or other disposition of our ownership interest in Deerfield. There can be no assurance that the corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Our failure to implement these transactions timely and economically could materially increase our costs and impair our results of operations. Even if the restructuring is completed, there can be no assurance that the expected benefits to Triarc and its stockholders would be realized.

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

We may be required to take or not take certain actions, such as foregoing investment opportunities, so as not to be deemed an “investment company” under the Investment Company Act of 1940, as amended.

       The Investment Company Act of 1940, as amended (the “1940 Act”), requires the registration of, and imposes various restrictions on the operations of, companies that own “investment securities” having a value exceeding 40% of their assets (excluding government securities and cash items) on an unconsolidated basis, absent an available exclusion. We and/or our subsidiaries may be required to take actions that we and/or our subsidiaries would not otherwise take so as not to be deemed an “investment company” under the 1940 Act. Presently, neither we nor any of our subsidiaries is an investment company required to register under the 1940 Act. If we or one of our subsidiaries invests more than 40% of its assets in investment securities, and is unable to rely on an exclusion from being an investment company, we and/or that subsidiary might be required to register under and thus become subject to the restrictions of the 1940 Act. We and our subsidiaries intend to continue to make acquisitions and other investments in a manner so as not to be an investment company. As a result, we and/or our subsidiaries may forego investments that we and/or our subsidiaries might otherwise make or retain or dispose of investments or assets that we and/or our subsidiaries might otherwise sell or hold.

In the future, we may have to take actions that we would not otherwise take so as not to be subject to tax as a “personal holding company.”

       If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income, as specially adjusted, from specified passive sources, we would be classified as a “personal holding company” for U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 15% on a portion of our income, to the extent this income is not distributed to shareholders. We do not currently expect to have any liability in 2006 for tax under the personal holding company rules. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

Our certificate of incorporation contains certain anti-takeover provisions and permits our board of directors to issue preferred stock and additional series of Class B Common Stock without stockholder approval.

       Certain provisions in our certificate of incorporation are intended to discourage or delay a hostile takeover of control of us. Our certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock and additional series of Class B Common Stock, which will have such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock and/or Class B Common Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of our Class A Common Stock and Class B Common Stock, Series 1. The preferred stock and additional series of Class B Common Stock could be used to discourage, delay or prevent a change in control of us that is determined by our board of directors to be undesirable. Although we have no present intention to issue any shares of preferred stock or additional series of Class B Common Stock, we cannot assure you that we will not do so in the future.

Risks Relating to Arby's

Our restaurant business is significantly dependent on new restaurant openings, which may be interrupted by factors beyond our control.

       Our restaurant business derives revenues and earnings from franchise royalties and fees from franchised restaurants and sales in company-owned restaurants. Growth in our restaurant revenues and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

•	our ability to attract new franchisees;

•	the availability of site locations for new restaurants;

•	the ability of potential restaurant owners to obtain financing;

•	the ability of restaurant owners to hire, train and retain qualified operating personnel;

•	the availability of construction materials and labor;

•	construction and development costs of new restaurants, particularly in highly-competitive markets;

•	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and

•	adverse weather conditions.

       Although as of January 1, 2006, franchisees had signed commitments to open 237 Arby's restaurants over the next six years and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that franchisees will meet these commitments and that they will result in open restaurants. See “Item 1. Business—Business Segments—Restaurant Franchising and Operations (Arby's)—Franchise Network.”

Arby's franchisees could take actions that could harm our business.

       Arby's franchisees are contractually obligated to operate their restaurants in accordance with the standards ARG sets in its agreements with them. ARG also provides training and support to franchisees. However, franchisees are independent third parties that ARG does not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with ARG's standards, the Arby's image and reputation could be harmed, which in turn could hurt ARG's business and operating results.

ARG's success depends on Arby's franchisees' participation in ARG's strategy.

       Arby's franchisees are an integral part of ARG's business. ARG may be unable to successfully implement its brand strategies that it believes are necessary for further growth if Arby's franchisees do not participate in that implementation. The failure of ARG's franchisees to focus on the fundamentals of restaurant operations such as quality, service and cleanliness would have a negative impact on ARG's success.

ARG's financial results are affected by the financial results of Arby's franchisees.

       ARG receives revenue in the form of royalties and fees from Arby's franchisees, which are generally based on a percentage of sales at franchised restaurants. Accordingly, a substantial portion of ARG's financial results is to a large extent dependent upon the operational and financial success of Arby's franchisees, including their implementation of ARG's strategic plans. If sales trends or economic conditions worsen for Arby's franchisees, their financial results may worsen and ARG's collection rates may decline. To the extent ARG divests company-owned restaurants in the future, ARG may also be required to assume the responsibility for lease payments for these restaurants if the relevant franchisees default on their leases. Additionally, if Arby's franchisees fail to renew their franchise agreements, or if ARG is required to restructure its franchise agreements in connection with such renewal, it could result in decreased revenues for ARG.

ARG may be unable to manage effectively its strategy of acquiring and disposing of Arby's restaurants, which could adversely affect ARG's business and financial results.

       ARG's strategy of acquiring Arby's restaurants from franchisees and eventually “re-franchising” these restaurants by selling them to new or existing franchisees is dependent upon the availability of sellers and buyers as well as ARG's ability to negotiate transactions on terms that ARG deems acceptable. In addition, the operations of restaurants that ARG acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of Arby's restaurants pose various risks to ARG's on-going operations, including:

•	diversion of management attention to the integration of acquired restaurant operations;

•	increased operating expenses and the inability to achieve expected cost savings and operating efficiencies;

•	exposure to liabilities arising out of sellers' prior operations of acquired restaurants; and

•	incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases.

       In addition, engaging in acquisitions and dispositions places increased demands on ARG's operational, financial and management resources and may require ARG to continue to expand these resources. If ARG is unable to manage its acquisition and disposition strategy effectively, its business and financial results could be adversely affected.

ARG does not exercise ultimate control over advertising and purchasing for the Arby's restaurant system, which could hurt sales and the Arby's brand.

       Arby's franchisees control the provision of national advertising and marketing services to the Arby's franchise system through AFA Service Corporation, a company controlled by Arby's franchisees. Subject to ARG's right to protect its trademarks, and except to the extent that ARG participates in AFA through its company-owned restaurants, AFA has the right to approve all significant decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby's system. Although ARG has entered into a Management Agreement pursuant to which it manages the day-to-day operations of AFA, many areas are still subject to ultimate approval by AFA's independent Board of Directors and the

Management Agreement may be terminated by either party for any reason upon one year's prior notice. See “Item 1. Business—Business Segments—Restaurant Franchising and Operations (Arby's)—Advertising and Marketing.” In addition, local cooperatives run by operators of Arby's restaurants in a particular local area (including ARG) make their own decisions regarding local advertising expenditures, subject to spending the required minimum amounts. ARG's lack of control over advertising could hurt sales and the Arby's brand.

       In addition, although ARG ensures that all suppliers to the Arby's system meet quality control standards, Arby's franchisees control the purchasing of food, proprietary paper and other operating supplies from such suppliers through ARCOP, Inc., a not-for-profit entity controlled by Arby's franchisees. ARCOP negotiates national contracts for such food and supplies. ARG is entitled to appoint one representative on the board of directors of ARCOP and participate in ARCOP through its company-owned restaurants, but otherwise exercises no control over the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby's quality control standards. If ARCOP does not properly estimate the needs of the Arby's system with respect to one or more products, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and the financial condition of ARG or Arby's franchisees could be hurt.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Arby's brand reputation and adversely affect ARG's operating results.

       ARG and Arby's franchisees are dependent on frequent deliveries of perishable food products that meet ARG's specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would likely lower ARG's revenues, damage the Arby's reputation and otherwise harm ARG's business.

Additional instances of mad cow disease or other food-borne illnesses, such as bird flu, could adversely affect the price and availability of beef, poultry or other meats and create negative publicity, which could result in a decline in sales.

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

       In addition to losses associated with higher prices and a lower supply of food ingredients, instances of food-borne illnesses could result in negative publicity for Arby's. This negative publicity, as well as any other negative publicity concerning food products Arby's serves, may reduce demand for Arby's food and could result in a decrease in guest traffic to Arby's restaurants. A decrease in guest traffic to Arby's restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in ARG's royalties from sales at franchised restaurants.

Changes in consumer tastes and preferences and in discretionary consumer spending could result in a decline in sales at company-owned restaurants and in the royalties that ARG receives from franchisees.

       The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. ARG's success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, ARG may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending or a decline in family food-away-from-home spending could hurt ARG's sales, results of operations, business and financial condition.

       In addition, if company-owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, ARG and Arby's franchisees may lose customers and the resulting revenues from company-owned restaurants and the royalties that ARG receives from its franchisees may decline.

Changes in food and supply costs could harm ARG's results of operations.

       ARG's profitability depends in part on its ability to anticipate and react to changes in food and supply costs. Any increase in food prices, especially that of roast beef, could harm ARG's operating results. While fuel price increases have increased the costs of transportation and distribution generally, ARG's commodity prices have largely been unaffected by these distribution cost increases in 2005 due to purchase contracts for commodities, which are managed by Arby's purchasing cooperative ARCOP, that have allowed only limited increases for distribution costs. As these contracts expire and are replaced, ARG may experience more variability in its commodity prices. In addition, ARG is susceptible to increases in food costs as a result of other factors beyond ARG's control, such as weather conditions, food safety concerns, product recalls and government regulations. ARG cannot predict whether it will be able to anticipate and react to changing food costs by adjusting its purchasing practices and menu prices, and a failure to do so could adversely affect its operating results. In addition, ARG may not seek to or be able to pass along price increases to its customers.

Competition from other restaurant companies could hurt ARG.

       The market segments in which company-owned and franchised Arby's restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the restaurant facility. Arby's restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering high quality sandwiches and/or menu items that are targeted at certain consumer groups. Additionally, many competitors have introduced lower cost, value meal menu options. ARG's revenues and those of Arby's franchisees may be hurt by this product and price competition.

       Moreover, new companies, including operators outside the quick service restaurant industry, may enter Arby's market areas and target Arby's customer base. For example, additional competitive pressures for prepared food purchases have recently come from deli sections and in-store cafes of several major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect ARG's revenues and profits by reducing gross revenues of company-owned restaurants and royalty payments from franchised restaurants. Many of ARG's competitors have substantially greater financial, marketing, personnel and other resources than ARG, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than ARG can.

Current Arby's restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

       The success of any restaurant depends in substantial part on its location. There can be no assurance that current Arby's locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where Arby's restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices, particularly in the Northeastern region of the U.S., may restrict the ability of ARG or Arby's franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, ARG's ability to effect its growth strategies will be adversely affected.

ARG's business could be hurt by increased labor costs or labor shortages.

       Labor is a primary component in the cost of operating company-owned restaurants. ARG devotes significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or other factors would adversely impact ARG's operating expenses. In addition, ARG's success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If ARG is unable to do so, its results of operations may be hurt.

ARG's leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

       As of January 1, 2006, ARG leased or owned the land and/or the building for over 1,000 Arby's restaurants. Accordingly, ARG is subject to all of the risks associated with leasing and owning real estate. In particular, the value of ARG's real property assets could decrease, and ARG's costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, as well as liability for environmental matters.

       ARG is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. A number of ARG's restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. ARG may also acquire or lease these types of sites in the future. ARG has not conducted a comprehensive environmental review of all of its properties. ARG may not have identified all of the potential environmental liabilities at its leased and owned properties, and any such liabilities identified in the future could cause ARG to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.

       ARG leases land generally for initial terms of 20 years. Many leases provide that the landlord may increase the rent over the term of the lease. Most leases require ARG to pay all of the costs of insurance, taxes, maintenance and utilities. ARG generally cannot cancel these leases. If an existing or future restaurant is not profitable, and ARG decides to close it, ARG may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of ARG's leases expires, ARG may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause ARG to close stores in desirable locations.

Complaints or litigation may hurt ARG.

       Occasionally, customers file complaints or lawsuits against ARG alleging that it is responsible for an illness or injury they suffered at or after a visit to an Arby's restaurant, or alleging that there was a problem with food quality or operations at an Arby's restaurant. ARG is also subject to a variety of other claims arising in the ordinary course of its business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. ARG could also become subject to class action lawsuits related to these matters in the future. Regardless of whether any claims against ARG are valid or whether ARG is found to be liable, claims may be expensive to defend and may divert management's attention away from operations and hurt ARG's performance. A judgment significantly in excess of ARG's insurance coverage for any claims could materially adversely affect ARG's financial condition or results of operations. Further, adverse publicity resulting from these allegations may hurt ARG and Arby's franchisees.

       Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of Arby's restaurants, even if the allegations are not directed against Arby's restaurants or are not valid, and even if ARG is not found liable or the concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of Arby's franchisees could also hurt ARG's business as a whole.

ARG's current insurance may not provide adequate levels of coverage against claims it may file.

       ARG currently maintains insurance customary for businesses of its size and type. However, there are types of losses ARG may incur that cannot be insured against or that ARG believes are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. In addition, ARG currently self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying ARG's reserves for these losses could result in materially different amounts of expense under these programs, which could harm ARG's business and adversely affect its results of operations and financial condition.

Changes in governmental regulation may hurt ARG's ability to open new restaurants or otherwise hurt ARG's existing and future operations and results.

       Each Arby's restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located. There can be no assurance that ARG, or Arby's franchisees, will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future. In addition, more stringent and varied requirements of local and tax governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. ARG, and Arby's franchisees, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. As described more fully under “Item 3. Legal Proceedings,” one of ARG's subsidiaries is a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the July 2005 acquisition of the RTM Restaurant Group. Under a proposed settlement of that lawsuit, ARG estimates that it will spend approximately $1.0 million per year of capital expenditures over an eight-year period to bring these restaurants into compliance with the ADA. ARG cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to ARG's business.

ARG's operations could be influenced by weather conditions.

       Weather, which is unpredictable, can impact sales at Arby's restaurants. Harsh weather conditions that keep customers from dining out result in lost opportunities for Arby's restaurants. A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area. Our first quarter includes winter months and historically has a lower level of sales at company-owned restaurants. Because a significant portion of ARG's restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts ARG's operating margins, resulting in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of ARG's performance or how ARG may perform in the future.

ARG and its subsidiaries are subject to various restrictions, and substantially all of their assets are pledged, under a credit agreement.

       Under ARG's $720 million credit agreement, substantially all of the assets of ARG and its subsidiaries, other than real property, are pledged as collateral security. The credit agreement also contains financial covenants that, among other things, require ARG and its subsidiaries to maintain certain financial ratios and restrict their ability to incur debt, pay dividends or make other distributions, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens. If ARG and its subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the credit agreement, they would be in default under the terms of the credit agreement, which would, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness. You should read the information in Note 11 to the Consolidated Financial Statements.

Risks Relating to Deerfield

DCM may lose client assets, and thus fee revenue, for various reasons.

       DCM's success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees), and on the profits earned by the account or the returns to certain investors in the accounts (performance fees). If there is a reduction in an account's assets, there will be a corresponding reduction in DCM's management fees from the account, and a likely reduction in DCM's performance fees (if any) relating to the account, since the smaller the account's asset base the smaller will be the potential profits earned by the account. There could be a reduction in an account's assets as the result of investment losses in the account, the withdrawal by investors of their capital in the account, or both. Except for the REIT, investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separate accounts to withdraw any or all of their capital on a daily basis, the right of investors in hedge funds to withdraw their capital on a monthly or quarterly basis, and the right of investors in CDOs to terminate the CDO in specified situations. Investors in hedge funds and managed accounts may withdraw capital for many reasons, including their dissatisfaction with the account's performance, adverse publicity regarding DCM, DCM's loss of key personnel, errors in reporting to investors account values, account performance or other matters resulting from problems in Deerfield's systems technology, investors' desire to invest the capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

Poor investment performance could lead to a loss of clients and a decline in DCM's revenues.

       Investment performance is a key factor for the retention of client assets, the growth of DCM's assets under management and the generation of management fee revenue. Poor investment performance could impair DCM's revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees for DCM;

•	DCM's subordinate management fees for a CDO may be deferred;

•	DCM's ability to attract funds from existing and new clients might diminish; and

•	DCM might earn minimal or no performance fees.

       The failure of DCM's investment products to perform well both on an absolute basis and in relation to competing products, therefore, could have a material adverse effect on DCM's business.

DCM derives a substantial portion of its revenues from contracts that may be terminated on short notice.

       DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment manager of the account and replace it with a substitute investment manager. Some of these investment management agreements may be terminated for various reasons, including failure to follow the account's investment guidelines, fraud, breach of fiduciary duty and gross negligence, or may not be renewed. With respect to DCM's agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. All of DCM's agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for “cause,” which typically includes DCM's violation of the management agreement or the CDO's indenture, DCM's breach of its representations and warranties under the agreement, DCM's bankruptcy or insolvency, DCM's fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO's performance tests. DCM's investment management agreements with separate accounts are typically terminable by the client without penalty on 30 days' notice or less. DCM may not be able to replace these agreements on favorable terms. The revenue loss that would result from any such termination could have a material adverse effect on DCM's business.

DCM could lose client assets as the result of the loss of key DCM personnel.

       DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel. The loss of a key member or members of such a team—for example, because of resignation or retirement—could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of some accounts, such as certain CDOs,

DCM can be removed as investment manager upon its loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM's senior management involved in supervising the portfolio teams could have similar adverse effects on DCM's investment products.

DCM may need to offer new investment strategies and products in order to continue to generate revenue.

       The segments of the asset management industry in which DCM operates are subject to rapid change. Investment strategies and products that had historically been attractive to investors may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for DCM in the past may fail to do so in the future. In such case DCM would have to develop new strategies and products in order to retain investors or replace withdrawing investors with new investors. It could be both expensive and difficult for DCM to develop new strategies and products, and there is no assurance that DCM would be successful in this regard. In addition, alternative asset management products represent a substantially smaller segment of the overall asset management industry than traditional asset management products (such as many corporate bond funds). DCM's inability to expand its offerings beyond alternative asset management products could inhibit its growth and harm its competitive position in the investment management industry.

Changes in the fixed income markets could adversely affect DCM.

       DCM's success depends largely on the attractiveness to institutional investors of investing in the fixed income markets, and changes in those markets could significantly reduce the appeal of DCM's investment products to such investors. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments, significant changes in the “spreads” in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities), and the lack of arbitrage opportunities between U.S. Treasury securities and their related instruments (such as interest rate swap and futures contracts). The fixed income markets can be highly volatile, and the prices of fixed income instruments may increase or decrease for many reasons beyond DCM's control or ability to anticipate, including economic and political events and acts of terrorism. Any adverse changes in the fixed income markets could reduce DCM's revenues.

The narrowing of CDO spreads could make it difficult for DCM to launch new CDOs.

       It is important for DCM to be able to launch new CDO products from time to time, both to expand its CDO activities (which are a major part of DCM's business) and to replace existing CDOs as they are terminated or mature. The ability to launch new CDOs is dependent on, among other factors, the amount by which the interest earned on the collateral held by the CDO (such as bank loans or corporate bonds) exceeds the interest payable by the CDO on the debt obligations it issues to investors. If these “spreads” are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could have a material adverse effect on DCM's business.

DCM could lose client assets as the result of adverse publicity.

       Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small lapse in this regard, particularly if it resulted in a regulatory investigation or enforcement proceeding, could materially hurt DCM's business.

DCM could incur losses due to trading errors.

       DCM could make errors in placing transaction orders for client accounts, such as purchasing a security for an account whose investment guidelines prohibited the account from holding the security, purchasing an unintended amount of the security, or placing a buy order when DCM intended to place a sell order. If the transaction resulted in a loss for the account, DCM might be required to reimburse the account for the loss, or DCM might choose to do so for client relations purposes. Such reimbursements could be substantial.

DCM could lose management fee income from its CDOs because of payment defaults by issuers of collateral held by the CDOs or the triggering of certain structural protections built into CDOs.

       Pursuant to the investment management agreements between DCM and the CDOs it manages, DCM's management fee from the CDO is generally subject to a “waterfall” structure, under which DCM will not receive all or a portion of its fees if, among other things, the CDO does not have sufficient cash flows from its underlying collateral (such as corporate bonds or bank loans) to pay the required interest on the notes it has issued to investors and certain expenses. This could occur if there are defaults by issuers of the collateral on their payments of principal or interest relating to the collateral. In that event, DCM's management fees would be deferred until funds are available to pay the fees, if such funds become available. In addition, many CDOs have structural provisions meant to protect investors from deterioration in the credit quality of the underlying collateral pool. If those provisions are triggered, then certain portions of DCM's management fees may be deferred indefinitely as discussed above.

DCM may be unable to increase its assets under management in certain of its investment vehicles, or it may have to reduce such assets, because of capacity constraints.

       A number of DCM's investment vehicles are limited in the amount of client assets they can accommodate by the amount of liquidity in the instruments traded by such vehicles, the arbitrage opportunities available in those instruments, or other factors. Thus, DCM may manage investment vehicles that are relatively successful but that cannot accept additional capital because of such constraints. In addition, DCM might have to reduce the amount of assets managed in investment vehicles that face capacity constraints. Changes in the fixed income markets could materially reduce capacity, such as an increase in the number of asset managers using the same or similar strategies as DCM.

The fixed income investment management market is highly competitive and DCM may lose client assets due to competition from other asset managers who have greater resources than DCM does or who are able to offer services and products at more competitive prices.

       The alternative asset management industry is highly competitive. Many firms offer similar and additional investment management products and services to the same clients that DCM targets. DCM currently focuses almost exclusively on fixed income securities and related financial instruments in managing client accounts. DCM has limited experience in investing in equity securities. This is in contrast to numerous other asset managers with comparable assets under management, which have significant background and experience in both the equity and debt markets. In addition, many of DCM's competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive fund structures and broader name recognition. DCM's competitors may be able to use these resources and capabilities to place DCM at a competitive disadvantage in retaining assets under management and achieving increased market penetration. Also, DCM may be at a disadvantage in competing with other asset managers that are subject to less regulation and thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client's domicile. Because barriers to entry into the alternative asset management business are low, DCM may face increased competition from many new entrants into DCM's relatively limited market of providing fixed income asset management services to institutional clients. Also, DCM is a relatively recent entrant into the REIT management business and DCM competes in this area against numerous firms that are larger, more experienced or both.

       Additionally, if other asset managers offer services and products at more competitive prices than DCM offers, DCM may not be able to maintain its current fee structure. Although DCM's investment management fees vary from product to product, historically DCM has competed primarily on the performance of its products and not on the level of its investment management fees relative to those of its competitors. In recent years, however, despite the fact that alternative asset managers typically charge higher fees than traditional managers, particularly with respect to hedge funds and similar products, there has been a trend toward lower fees in the investment management industry generally. In order to maintain its fee structure in a competitive environment, DCM must be able to continue to provide clients with investment returns and service that make investors willing to pay DCM's fees. DCM cannot assure you that it will succeed in providing investment returns and service that will allow DCM to maintain its current fee structure. Fee reductions on existing or future business could have a material adverse effect on DCM's profit margins and results of operations.

Changes in laws, regulations or government policies affecting DCM's businesses could limit its revenues, increase its costs of doing business and materially and adversely affect its business.

       DCM's business is subject to extensive government regulation. This regulation is primarily at the federal level, through regulation by the SEC under the Investment Advisers Act of 1940, as amended, and regulation by the Commodity Futures Trading Commission, or CFTC, under the Commodity Exchange Act, as amended. DCM is also regulated by state regulators. The Investment Advisers Act imposes numerous obligations on investment advisers including anti-fraud prohibitions, advertising and custody requirements, disclosure obligations, compliance program duties and trading restrictions. The CFTC regulates commodity futures and option markets and imposes numerous obligations on the industry. DCM is registered with the CFTC as both a commodity trading advisor and a commodity pool operator and certain of its employees are registered with the CFTC as “associated persons.” DCM is also a member of the National Futures Association, the self-regulatory organization for the U.S. commodity futures industry, and thus subject to its regulations. If DCM fails to comply with applicable laws or regulations, DCM could be subject to fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser, commodity trading advisor or commodity pool operator. Changes in laws, regulations or government policies could limit DCM's revenues, increase its costs of doing business and materially adversely affect its business.

       Although DCM is not currently directly regulated outside the United States, the non-U.S. domiciled investment funds that DCM manages are regulated in the jurisdiction of their domicile. Changes in the laws or government policies of these foreign jurisdictions could limit DCM's revenues from these funds, increase DCM's costs of doing business in these jurisdictions and materially adversely affect DCM's business. Furthermore, if DCM expands its business into foreign jurisdictions and establishes offices or subsidiaries overseas, it could become subject to non-U.S. laws and government policies.

       The level of investor participation in DCM's products may also be affected by the regulatory and self-regulatory requirements and restrictions applicable to DCM's products and investors, the financial reporting requirements imposed on DCM's investors and financial intermediaries, and the tax treatment of DCM's products. Adverse changes in any of these areas may result in a loss of existing investors or difficulties in attracting new investors.

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

       ARG franchises our restaurant brands to various franchisees. While ARG tries to ensure that the quality of our brands is maintained by all franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Arby's restaurant system. We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. We cannot assure you that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

One of our subsidiaries remains contingently liable with respect to certain obligations relating to a business that we have sold.

       In July 1999, we sold 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.). As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138 million as of January 1, 2006), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas. Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes, which amount to approximately $36.1 million as of January 1, 2006, associated with our sale of the propane business.

       Although we believe that it is unlikely that we will be called upon to make any payments under the indemnification described above, if we are required to make such payments it could have a material adverse effect on our financial position and results of operations. You should read the information in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 26 to the Consolidated Financial Statements.

Changes in governmental regulation may adversely affect our existing and future operations and results.

       Certain of our current and past operations are or have been subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances that provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See “Item 1. Business—General—Environmental Matters.”

Item 1B. Unresolved Staff Comments.

       Not applicable.

Item 2. Properties.

       We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease each of our material properties.

       The following Table contains information about our material facilities as of January 1, 2006:

Active Facilities	Facilities—Location	Land Title	Approximate Sq. Ft. of Floor Space
Triarc Corporate Headquarters	New York, NY	1 leased	30,670
	Rye Brook, NY*	1 leased	53,000
ARG Headquarters	Atlanta, GA	1 leased	125,263	**
	Ft. Lauderdale, FL	1 leased	35,727	***
Deerfield Headquarters	Chicago, IL	2 leased	30,000
	Rosemont, IL	1 leased	69,184	****

*	On December 22, 2004, Triarc entered into a lease agreement pursuant to which it commenced leasing approximately 53,000 square feet of office space in Rye Brook, New York on February 1, 2005. The lease expires on December 31, 2015, although Triarc has the right under certain circumstances to extend the term of the lease for up to two additional five-year periods. In connection with the announced potential corporate restructuring, Triarc is currently exploring alternatives with respect to the Rye Brook, NY facility.
**	On June 16, 2005, ARG commenced leasing approximately 125,263 square feet of office space in Atlanta, Georgia. ARG's corporate headquarters are now at this location. ARCOP, the independent Arby's purchasing cooperative, subleases 2,680 square feet of this space from ARG.
***	The lease relating to approximately 28,820 square feet of this space expires June 30, 2006. The lease relating to the remaining approximately 6,907 square feet expires April 30, 2007.
****	On July 11, 2005, Deerfield entered into a lease agreement pursuant to which it commenced leasing 69,184 square feet of office space in Rosemont, Illinois on March 1, 2006. Deerfield's headquarters will be relocated from the Chicago, IL facility to this location. Deerfield has entered into short-term arrangements and is otherwise exploring alternatives with respect to the Chicago, IL facility.

       ARG also owns five and leases 122 properties that are either leased or sublet principally to franchisees. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

       At January 1, 2006, our company-owned Arby's restaurants were located in the following states: 111 in Michigan, 96 in Florida, 96 in Indiana, 95 in Georgia, 92 in Ohio, 83 in Pennsylvania, 70 in Minnesota, 62 in Alabama, 62 in Texas, 51 in Tennessee, 47 in North Carolina, 32 in Utah, 31 in Kentucky, 24 in Oregon, 24 in Washington, 14 in New Jersey, 11 in South Carolina, 10 in Maryland, 8 in Connecticut, 6 in Illinois, 3 in Missouri, 3 in Wisconsin, 2 in Mississippi, 2 in Virginia, 1 in California, 1 in New York, 1 in West Virginia and 1 in Wyoming. ARG owns the land and/or the building with respect to 255 of these restaurants and, except for two restaurants that ARG manages pursuant to management agreements, ARG leases or subleases the remainder. ARG has regional offices in Atlanta, Georgia, Middleburg Heights, Ohio and Indianapolis, Indiana.

Item 3. Legal Proceedings.

       In 1998, a number of class action lawsuits were filed on behalf of our stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. Each of these actions named Triarc, Messrs. Peltz and May and the other then directors of Triarc as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the SEC in 1999, pursuant to which we repurchased 3,805,015 shares of our Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, plaintiffs filed a motion asking the court to dismiss the action as moot, but to retain jurisdiction for the limited purpose of considering a subsequent application by plaintiffs for legal fees and expenses. The plaintiffs' motion to dismiss the action as moot was granted on October 27, 2005. On December 13, 2005, plaintiffs filed a motion seeking $250,000 in fees and $6,225 for reimbursement of expenses. On February 24, 2006, defendants filed papers in opposition to plaintiffs' motion. On March 29, 2006, the court entered an order awarding plaintiffs $75,000 in fees and expenses. Defendants have not decided whether to pursue an appeal from the order.

       In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (“RTM”), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005. The complaint alleges that the approximately 775 Arby's restaurants owned by RTM and its affiliates failed to comply with Title III of the ADA. The plaintiffs are requesting class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all if its restaurants. The complaint does not seek monetary damages, but does seek attorneys' fees. Without admitting liability, RTM entered into an agreement with the plaintiffs on a class-wide basis, which is subject to court approval. The proposed agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year. The proposed agreement would also apply to restaurants subsequently acquired by RTM and such affiliates. ARG estimates that it will spend approximately $1.0 million per year of capital expenditures to bring the restaurants into compliance under the proposed agreement and pay certain legal fees. The proposed settlement was submitted to the court for approval on August 13, 2004. On April 7, 2005 the court held a fairness hearing on the matter. Prior to the fairness hearing, the parties jointly amended the proposed settlement agreement to clarify certain provisions and to add new provisions regarding policies, training programs and invoicing requirements. On January 30, 2006, the court granted in part the parties' joint motion for leave to amend the proposed agreement, and ordered the parties to provide notice to the plaintiff class regarding the proposed amendments to the proposed agreement no later than April 10, 2006. The court has not yet ruled on the proposed settlement.

       In addition to the legal matters described above and the environmental matter described under “Item 1. Business—General—Environmental Matters”, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.5 million as of January 1, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

       On June 1, 2005, Triarc held its Annual Meeting of Stockholders. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       The principal market for our Class A Common Stock and Class B Common Stock is the New York Stock Exchange (symbols: TRY and TRY.B, respectively). Our Class B Common Stock began trading “regular way” on the NYSE on September 5, 2003 in connection with its distribution to our stockholders as described below. The high and low market prices for our Class A Common Stock and Class B Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

	Market Price
	Class A		Class B
Fiscal Quarters	High	Low	High	Low
2004
First Quarter ended March 28	$12.29	$10.24	$11.94	$9.95
Second Quarter ended June 27	11.30	10.04	11.15	9.67
Third Quarter ended September 26	11.65	9.51	11.70	9.62
Fourth Quarter ended January 2, 2005	13.18	10.85	12.90	10.74
2005
First Quarter ended April 3	16.56	12.50	15.40	11.60
Second Quarter ended July 3	16.66	13.71	15.34	12.36
Third Quarter ended October 2	17.40	15.65	16.00	14.36
Fourth Quarter ended January 1, 2006	17.50	15.81	15.80	14.15

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

       On each of March 16, 2004, June 16, 2004, September 15, 2004, December 15, 2004, March 15, 2005 and June 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our Class A Common Stock and Class B Common Stock, respectively, to holders of record on March 4, 2004, June 3, 2004, September 3, 2004, December 3, 2004, March 3, 2005 and June 3, 2005, respectively. On September 15, 2005, December 15, 2005 and March 15, 2006, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A Common Stock and Class B Common Stock, respectively, to holders of record on September 1, 2005, December 2, 2005 and March 2, 2006, respectively. The March 16, 2004, June 16, 2004, September 15, 2004, December 15, 2004, March 15, 2005, June 15, 2005, September 15, 2005, December 15, 2005 and March 15, 2006 regular quarterly dividends aggregated approximately $4.3 million, $4.6 million, $4.6 million, $4.7 million, $4.7 million, $4.8 million, $6.6 million, $6.6 million and $7.6 million, respectively.

       On March 1, 2006, in connection with our previously announced proposed corporate restructuring, we paid a special cash dividend of $0.15 per share on our Class A Common Stock and Class B Common Stock to holders of record on February 17, 2006. The March 1, 2006 special dividend aggregated approximately $13.1 million. At the time of the announcement of the initial special cash dividend, our board of directors also announced its intention, subject to applicable law and other factors, to declare additional special cash dividends aggregating $0.30 per share on our Class A Common Stock and Class B Common Stock, which would be paid in two further installments in 2006. See “Item 1. Business—Business Strategy; Potential Corporate Restructuring” for a more detailed discussion of the potential corporate restructuring and associated special cash dividends.

       Although we currently intend to continue to declare and pay regular quarterly cash dividends, as well as the two future installments of special cash dividends referred to above, there can be no assurance that any additional regular quarterly or special cash dividends will be declared or paid or the amount or timing of such dividends, if any. The two future installments of the special cash dividends referred to above, including the actual amounts thereof, and any other future dividends will be made at the discretion of our board of directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors, including whether such future installments of the special dividends would result in a material adjustment to the conversion price of our Notes. We have no class of equity securities currently issued and outstanding except for our Class A Common Stock and our Class B Common Stock, Series 1. However, we are currently authorized to issue up to 100 million shares of preferred stock.

       Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries. Under the terms of ARG's credit agreement (see “Item 1A. Risk Factors—Our restaurant subsidiaries are subject to various restrictions, and substantially all of their assets are pledged, under a credit agreement”), there are restrictions on the ability of ARG and its subsidiaries to pay any dividends or make any loans or advances to us. The ability of any of our subsidiaries to pay cash dividends or make any loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. You should read the information in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements.

       As of March 15, 2006, there were approximately 2,661 holders of record of our Class A Common Stock and 2,854 holders of record of our Class B Common Stock.

       The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2005:

Issuer Repurchases of Equity Securities (1)

Period	Total Number of Shares Purchased		Average Price Paid Per Share			Total Number of Shares Purchased As Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(1)
October 3, 2005 through November 2, 2005	—			—		—	$50,000,000
November 3, 2005 through December 2, 2005	—			—		—	$50,000,000
December 3, 2005 through January 1, 2006	1,055,264 Class A(2 2,110,528 Class B(2 165,010 Class B(2	) ) )	$ $ $	16.78(2 14.94(2 15.34(2	) ) )	—	$50,000,000
Total	1,055,264 Class A 2,275,538 Class B			—		—	$50,000,000

(1)	On December 16, 2004, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2006 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock. No transactions were effected under our stock repurchase program during the fourth fiscal quarter of 2005.
(2)	Reflects an aggregate of 1,055,264 and 2,275,538 shares of our Class A Common Stock and Class B Common Stock, respectively, tendered as payment of (i) the exercise price of employee stock options and (ii) tax withholding obligations in respect of distributions made to certain executives pursuant to deferred compensation arrangements. The shares were valued at the respective closing prices of our Class A Common Stock and Class B Common Stock on the dates of exercise of the employee stock options or the date of the deferred compensation distribution, as applicable.

Item 6. Selected Financial Data

	Year Ended(1)
	December 30, 2001		December 29, 2002	December 28, 2003		January 2, 2005		January 1, 2006(2)
	(In Thousands Except Per Share Amounts)
Revenues	$92,823		$97,782	$293,620		$328,579		$727,334
Operating profit (loss)	8,962	(5)	15,339	(1,201	)(7)	2,734		(32,074	)(9)
Income (loss) from continuing operations	8,966	(5)	(9,757)	(13,083	)(7)	1,477	(8)	(58,912	)(9)
Income from discontinued operations	43,450		11,100	2,245		12,464		3,285
Net income (loss)	52,416	(5)	1,343 (6)	(10,838	)(7)	13,941	(8)	(55,627	)(9)
Basic income (loss) per share (3):
Class A common stock:
Continuing operations	.14		(.16)	(.22)		.02		(.84)
Discontinued operations	.67		.18	.04		.18		.05
Net income (loss)	.81		.02	(.18)		.20		(.79)
Class B common stock:
Continuing operations	.14		(.16)	(.22)		.02		(.84)
Discontinued operations	.67		.18	.04		.21		.05
Net income (loss)	.81		.02	(.18)		.23		(.79)
Diluted income (loss) per share (3):
Class A common stock:
Continuing operations	.13		(.16)	(.22)		.02		(.84)
Discontinued operations	.64		.18	.04		.17		.05
Net income (loss)	.77		.02	(.18)		.19		(.79)
Class B common stock:
Continuing operations	.13		(.16)	(.22)		.02		(.84)
Discontinued operations	.64		.18	.04		.20		.05
Net income (loss)	.77		.02	(.18)		.22		(.79)
Cash dividends per share:
Class A common stock	—		—	.13		.26		.29
Class B common stock	—		—	.15		.30		.33
Working capital	556,637		509,541	610,720		463,922		296,427
Total assets	868,409		967,383	1,042,965		1,066,973		2,809,489
Long-term debt	288,955		352,700	483,280		446,479		894,527
Stockholders' equity	332,397		332,742	287,606		303,139		395,570
Weighted average shares outstanding (4):
Class A common stock	21,532		20,446	20,003		22,233		23,766
Class B common stock	43,064		40,892	40,010		40,840		46,245

(1)	The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC, in which the Company acquired a 63.6% capital interest on July 22, 2004, Deerfield Opportunities Fund, LLC, an investment fund which commenced on October 4, 2004 and DM Fund LLC, which commenced on March 1, 2005 report on a calendar year ending on December 31. In accordance with this method, each of the Company's fiscal years presented above contained 52 weeks except for the 2004 fiscal year which contained 53 weeks. All references to years relate to fiscal years rather than calendar years.

(2)	Selected financial data for the year ended January 1, 2006 reflects the operations of RTM Restaurant Group (“RTM”) commencing with its acquisition by the Company on July 25, 2005.

(3)	Income (loss) per share amounts reflect the effect of a stock distribution (the “Stock Distribution”) on September 4, 2003 of two shares of the Company's Class B common stock, series 1, for each share of the Company's Class A common stock issued as of August 21, 2003, as if the Stock Distribution had occurred at the beginning of the year ended December 30, 2001. For the purposes of calculating income per share, net income subsequent to the date of the Stock Distribution was allocated between the Class A common shares and Class B common shares based on the actual dividend payment ratio. Net income for the years prior to the Stock Distribution was allocated equally among each Class A common share and Class B common share since there were no dividends declared or contractually payable during those years. Net loss for any year was also allocated equally.

(4)	The weighted average shares outstanding reflect the effect of the Stock Distribution. The number of shares used in the calculation of diluted income (loss) per share of Class A common stock for the years 2001 and 2004 are 22,692,000 and 23,415,000, respectively. The number of shares used in the calculation of diluted income (loss) per share of Class B common stock for the years 2001 and 2004 are 45,384,000 and 43,206,000, respectively. These shares used for the calculation of diluted income (loss) per share for the years 2001 and 2004 consist of the weighted average common shares outstanding for each class of common stock and potential common shares reflecting the effect of dilutive stock options of 1,160,000 and 1,182,000, respectively, for Class A common stock and 2,320,000 and 2,366,000, respectively, for Class B common stock. The number of shares used in the calculation of diluted income (loss) per share are the same as basic income (loss) per share for the years 2002, 2003 and 2005 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for each of those years.

The shares of Class A common stock for the year ended December 30, 2001 as reported herein include shares of a former Class B common stock since the former Class B common stock participated in income or losses equally per share with the Class A common stock. Prior to 2001, the Company repurchased for treasury 3,805,015 shares of its Class A common stock and 3,998,415 shares of its former Class B common stock and recorded a forward purchase obligation for a then future purchase of 1,999,207 shares of the former Class B common stock that occurred on August 10, 2001. These shares are before the effect of the Stock Distribution. These transactions resulted in reductions of 1,994,000 and 1,214,000 shares in the reported weighted-average Class A common shares outstanding, respectively, in the years 2001 and 2002 and 3,988,000 and 2,428,000 shares in the reported weighted-average Class B common shares outstanding, respectively, in the years 2001 and 2002.

(5)	Reflects certain significant credits recorded during 2001 as follows: $5,000,000 credited to operating profit representing the receipt of a $5,000,000 note receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer (the “Executives”) of the Company received in connection with the settlement of a class action lawsuit involving certain awards of compensation to the Executives; $3,200,000 credited to income from continuing operations representing the aforementioned $5,000,000 less $1,800,000 of related provision for income taxes; and $46,650,000 credited to net income representing the aforementioned $3,200,000 credited to income from continuing operations and $43,450,000 of additional gain on disposal of the Company's beverage businesses resulting from the realization of $200,000,000 of proceeds from the purchaser of the Company's former beverage businesses, net of income taxes, for the Company electing during 2001 to treat certain portions of the sale of the Company's beverage businesses as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, partially offset by additional accruals relating to an estimated post-closing sales price adjustment (the “Post-Closing Adjustment”).

(6)	Reflects a significant credit recorded during 2002 as follows: $11,100,000 credited to net income representing adjustments to the previously recognized gain on disposal of the Company's beverage businesses due to the release of reserves for income taxes associated with the discontinued beverage operations in connection with the receipt of related income tax refunds.

(7)	Reflects certain significant charges and credits recorded during 2003 as follows: $22,000,000 charged to operating loss representing an impairment of goodwill; $11,799,000 charged to loss from continuing operations representing the aforementioned $22,000,000 partially offset by (1) a $5,834,000 gain on sale of business arising principally from the sale by the Company of a portion of its investment in an equity investee and a non-cash gain to the Company from the public offering by the investee of its common stock and (2) $4,367,000 of income tax benefit relating to the above net charges; and $9,554,000 charged to net loss representing the aforementioned $11,799,000 charged to loss from continuing operations partially offset by a $2,245,000 credit to income from discontinued operations principally resulting from the release of reserves, net of income taxes, in connection with the settlement of the Post-Closing Adjustment.

(8)	Reflects certain significant credits recorded during 2004 as follows: $17,333,000 credited to income from continuing operations representing (1) $14,592,000 of income tax benefit due to the release of income tax reserves which were no longer required upon the finalization of the examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, the finalization of a state income tax examination and the expiration of the statute of limitations for the examination of certain of the Company's state income tax returns and (2) a $2,741,000 credit, net of $1,601,000 of income tax provision, representing the release of related interest accruals no longer required; and $29,797,000 credited to net income representing the aforementioned $17,333,000 credited to income from continuing operations and $12,464,000 of additional gain on disposal of the Company's beverage businesses resulting from the release of income tax reserves related to discontinued operations which were no longer required upon finalization of the Federal income tax returns noted above and the expiration of the statute of limitations noted above.
(9)	Reflects certain significant charges and credits recorded during 2005 as follows: $58,939,000 charged to operating loss representing (1) stock-based compensation charges of $28,261,000 representing the intrinsic value of stock options which were exercised by the Executives and subsequently replaced on the date of exercise, the grant of contingently issuable performance-based restricted shares of the Company's class A and class B common stock and the grant of equity interests in two of the Company's subsidiaries, (2) a $17,170,000 loss on settlement of unfavorable franchise rights representing the cost of settling franchise agreements acquired as a component of the acquisition of RTM with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements and (3) facilities relocation and corporate restructuring charges of $13,508,000; $67,526,000 charged to loss from continuing operations representing the aforementioned $58,939,000 and a $35,809,000 loss on early extinguishment of debt upon a debt refinancing in connection with the acquisition of RTM, both partially offset by $27,222,000 of income tax benefit relating to the above charges; and $64,241,000 charged to net loss representing the aforementioned $67,526,000 charged to loss from continuing operations partially offset by income from discontinued operations of $3,285,000 principally resulting from the release of reserves for state income taxes no longer required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       This “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

Introduction and Executive Overview

       We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and, effective with the July 2004 acquisition of Deerfield & Company LLC, which we refer to as Deerfield, in the asset management business.

       On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield, in a transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield provides asset management services for investors through (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT. Deerfield's results of operations, less applicable minority interests, and cash flows are included in our 2004 consolidated results subsequent to the July 22, 2004 date of the Deerfield Acquisition and the full 2005 fiscal year ended January 1, 2006. See below under “Presentation of Financial Information.”

       On July 25, 2005 we completed the acquisition of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group, Arby's largest franchisee with 775 Arby's restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Commencing on July 26, 2005, our consolidated results of operations and cash flows include RTM's results of operations and cash flows but do not include royalties and franchise and related fees from RTM, which are now eliminated in consolidation. See below under “Liquidity and Capital Resources - RTM Acquisition” for a more detailed discussion of the RTM Acquisition. We refer to the 806 RTM restaurants open as of January 1, 2006, including 31 net restaurants added by RTM since the RTM Acquisition, as the RTM Stores. We refer to the 233 restaurants that we already owned before the RTM Acquisition through our subsidiary, Sybra, Inc., as the Sybra Stores.

       In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the year ended January 1, 2006, excluding the RTM Stores. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs and Funds and we may expand the types of investments that we offer and manage.

       We derived investment income throughout the periods presented principally from the investment of our excess cash. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and currently accounted for as a consolidated subsidiary of ours, with minority interests to the extent of participation by investors other than us (see below under “Consolidation of Opportunities Fund”). When we refer to Deerfield or the effect of the Deerfield Acquisition, we mean only Deerfield & Company, LLC and not the Opportunities Fund. The Opportunities Fund principally invests in various fixed income securities and their derivatives, as opportunities arise, and employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund, named DM Fund, LLC, managed by Deerfield and consolidated by us with minority interests to the extent of participation by investors other than us.

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

       As discussed below under “Liquidity and Capital Resources - Investments and Potential Acquisitions,” we continue to evaluate our options for the use of our significant cash and investment position, including business acquisitions, repurchases of our common stock, investments and special cash dividends to our shareholders. In recent years we evaluated a number of business acquisition opportunities, including Deerfield and RTM, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our shareholders.

       We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off to our shareholders or other disposition of our asset management operations. We are also reviewing options for our other remaining non-restaurant net assets, which could include the allocation of these net assets between our two businesses and/or special dividends or distributions to our shareholders, including the special cash dividends of $0.45 per share we have paid or currently intend to pay in 2006 as discussed in more detail below under “Liquidity and Capital Resources - Dividends.” The goal of our restructuring would be to enhance value to our shareholders by allowing them to hold shares in two industry-specific public companies thereby potentially unlocking the value of both independently-managed businesses.

       In recent years our restaurant business has experienced the following trends:

•	Growing U.S. adult population, our principal customer demographic;

•	Addition of selected higher-priced quality items to menus, which appeal more to adult tastes;

•	Increased consumer preference for premium sandwiches with perceived higher levels of freshness, quality and customization along with increased competition in the premium sandwich category which has constrained the pricing of these products;

•	Increased price competition, as evidenced by value menu concepts, which offer comparatively lower prices on some menu items; combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items; the use of coupons and other price discounting and many recent product promotions focused on the lower price of certain menu items;

•	Increased competition among quick service restaurant competitors and other retail food operators for available development sites, higher development costs associated with those sites and increases in the cost of borrowing alternatives, primarily over the last six to nine months, in the lending markets typically used to finance new unit development;

•	Increased availability to consumers of new product choices, including more healthy products focused on freshness driven by a greater consumer awareness of nutritional issues as well as new “indulgent” products that tend to have high calorie, high fat and/or high carbohydrate content, including a wider variety of snack products and non-carbonated beverages;

•	Competitive pressures from operators outside the quick service restaurant industry, such as the deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets offering prepared food purchases;

•	Higher fuel prices which cause a decrease in many consumers' discretionary income;

•	Extended hours of operation by many quick service restaurants including both breakfast and late night hours;

•	Legislative activity on both the federal and state level, which could result in higher wages and related fringe benefits, including health care and other insurance costs, and higher packaging costs; and

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

       We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, impact the royalties and franchise fees we receive from them.

       In recent years, our asset management business has experienced the following trends, including trends prior to our entrance into the asset management business through the Deerfield Acquisition:

•	Growth in the hedge fund market as investors appear to be increasing their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities, and other specific areas;

•	Increased competition in the hedge fund industry in the form of new hedge funds offered by both new and established asset managers to meet the increasing demand of hedge fund investors;

•	Short-term interest rates that have risen over the last year while long-term interest rates essentially remained unchanged, representing a flatter yield curve, resulting in higher funding costs for our securities purchases, which can negatively impact our margins within our managed funds, potentially lowering our asset management fees; and

•	Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.

Presentation of Financial Information

       We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and DM Fund, LLC report on a calendar year ending on December 31. Each of our 2003 and 2005 fiscal years contained 52 weeks and our 2004 fiscal year contained 53 weeks. In this discussion, we refer to the additional week in 2004 as the 53rd week in 2004. Our 2003 fiscal year commenced on December 30, 2002 and ended on December 28, 2003. Our 2004 fiscal year commenced on December 29, 2003 and ended on January 2, 2005. Our 2005 fiscal year commenced on January 3, 2005 and ended on January 1, 2006. All references to years relate to fiscal years rather than calendar years, except for Deerfield, the Opportunities Fund and DM Fund, LLC.

Results of Operations

       Presented below is a table that summarizes our results of operations and compares the amount of the change between (1) 2003 and 2004, which we refer to as the 2004 Change, and (2) 2004 and 2005, which we refer to as the 2005 Change.

	2003	2004	2005	2004 Change	2005 Change
	(In Millions)
Revenues:
Net sales	$201.5	$205.6	$570.8	$4.1	$365.2
Royalties and franchise and related fees	92.1	100.9	91.2	8.8	(9.7)
Asset management and related fees	—	22.1	65.3	22.1	43.2

	293.6	328.6	727.3	35.0	398.7

Costs and expenses:
Cost of sales, excluding depreciation and amortization	151.6	162.6	418.0	11.0	255.4
Cost of services, excluding depreciation and amortization	—	7.8	24.8	7.8	17.0
Advertising and selling	16.1	16.6	43.5	0.5	26.9
General and administrative, excluding depreciation and amortization	91.0	118.8	205.8	27.8	87.0
Depreciation and amortization, excluding amortization of deferred financing costs	14.1	20.1	36.6	6.0	16.5
Loss on settlements of unfavorable franchise rights	—	—	17.2	—	17.2
Facilities relocation and corporate restructuring	—	—	13.5	—	13.5
Goodwill impairment	22.0	—	—	(22.0)	—

	294.8	325.9	759.4	31.1	433.5

Operating profit (loss)	(1.2)	2.7	(32.1)	3.9	(34.8)
Interest expense	(37.2)	(34.2)	(68.8)	3.0	(34.6)
Insurance expense related to long-term debt	(4.2)	(3.9)	(2.3)	0.3	1.6
Loss on early extinguishment of debt	—	—	(35.8)	—	(35.8)
Investment income, net	17.2	21.7	55.3	4.5	33.6
Gain on sale of unconsolidated businesses	5.8	0.2	13.1	(5.6)	12.9
Gain (costs) related to proposed business acquisitions not consummated	2.1	(0.8)	(1.4)	(2.9)	(0.6)
Other income, net	2.9	1.2	5.3	(1.7)	4.1

Loss from continuing operations before benefit from income taxes and minority interests	(14.6)	(13.1)	(66.7)	1.5	(53.6)
Benefit from income taxes	1.4	17.5	16.5	16.1	(1.0)
Minority interests in (income) loss of consolidated subsidiaries	0.1	(2.9)	(8.7)	(3.0)	(5.8)

Income (loss) from continuing operations	(13.1)	1.5	(58.9)	14.6	(60.4)
Gain on disposal of discontinued operations	2.3	12.4	3.3	10.1	(9.1)

Net income (loss)	$(10.8)	$13.9	$(55.6)	$24.7	$(69.5)

2005 Compared with 2004

Net Sales

       Our net sales, which were generated entirely from the Company-owned restaurants, increased $365.2 million to $570.8 million for 2005 from $205.6 million for 2004, reflecting $357.5 million of net sales attributable to the RTM Stores. Aside from the effect of the RTM Acquisition and a $3.6 million effect of the inclusion of a 53rd week in 2004, net sales increased $11.3 million principally due to an approximate 5%

growth in same-store sales of the Sybra Stores in 2005. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The increase in same-store sales reflected (1) introductions of new Market Fresh® sandwiches and wraps and other menu items in 2005, (2) improved marketing including (a) an increase in print media advertising, primarily couponing, (b) the implementation of new menu boards focused on combination meals and (c) more focused value menu programs and (3) operational initiatives targeting continued improvement in customer service levels and convenience. The positive effects of these factors were partially offset by (1) less favorable performance in Company-owned restaurants in the Michigan region, an area where approximately one-third of our Sybra Stores are located and which continues to be particularly impacted by high unemployment and (2) higher fuel prices which caused a decrease in many consumers' discretionary income which we believe had a negative impact on our sales during the 2005 second half. The RTM Stores had lower same-store sales performance for the 2005 period subsequent to the RTM Acquisition principally reflecting new product performance in the 2005 third quarter that was less successful than that of 2004, which had particularly strong same-store sales performance with respect to the RTM Stores.

       Our net sales for 2006 will be significantly higher than 2005 as a result of the RTM Acquisition. We currently anticipate higher sales from continued same-store sales growth for the Company-owned stores, although at a lower rate than the approximate 5% experienced for the Sybra Stores during 2005. We expect same-store sales growth of both Company-owned and franchised restaurants will be positively impacted in 2006 by the anticipated performance of various initiatives such as (1) the launch of Arby's Chicken Naturals™, a line of menu offerings made with 100 percent all natural chicken breast, in the first quarter of 2006, (2) value oriented promotions primarily on some of our roast beef sandwiches and limited time offers with discounted prices on certain premium and limited time menu items and (3) planned additions of other new menu items. In addition, we acquired 15 restaurants from a franchisee and opened an additional 8 restaurants, net of closings, in late December 2005 and we plan to open 44 restaurants in 2006. We will evaluate whether to close any underperforming Company-owned restaurants and continually review the performance of each of those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 62 restaurants where the facilities leases either are scheduled for renewal or expire during 2006 and we currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

       Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $9.7 million to $91.2 million for 2005 from $100.9 million for 2004, reflecting a $13.0 million decrease in royalties and franchise and related fees from RTM from $29.3 million in 2004 to $16.3 million in 2005. This decrease was principally due to the elimination in consolidation of royalties and franchise and related fees from RTM for the portion of 2005 subsequent to the RTM Acquisition. Excluding the royalties and franchise and related fees from RTM and an estimated $1.3 million effect of the inclusion of the 53rd week in 2004 which did not recur in 2005, royalties and franchise and related fees increased $4.6 million, reflecting (1) a $2.3 million increase in royalties from the 76 restaurants opened in 2005, with generally higher than average sales volumes, replacing the royalties from the 46 generally underperforming restaurants closed in 2005, (2) a $1.4 million increase in royalties due to a 2% increase in same-store sales of the franchised restaurants, excluding the RTM Stores, in 2005 as compared with 2004 and (3) a $0.9 million improvement in royalties as a result of slightly higher average royalty rates. The increase in same-store sales of the franchised restaurants reflects (1) the impact of new Market Fresh sandwiches and wraps and other menu items introduced in 2005, (2) improved marketing reflecting (a) the implementation of new menu boards, primarily by our larger franchisees, focused on combination meals, and (b) more targeted and value oriented local marketing programs (3) operational initiatives targeting continued improvement in customer service levels and convenience. Partially offsetting these positive factors was the effect of higher fuel prices which caused a decrease in many consumers' discretionary income which we believe had a negative impact on our franchisees' sales in the 2005 second half. Franchise and related fees, excluding those from RTM, were relatively unchanged between the years.

       Our royalties and franchise and related fees will decrease significantly in 2006 as compared with 2005 due to the elimination in consolidation of royalties and franchise and related fees from RTM, which were $16.3 million in the 2005 period preceding the RTM Acquisition, or 18% of our royalties and franchise and related fees in 2005. The 15 restaurants we acquired from a franchisee in December 2005, represented $0.4 million of our royalties and franchise and related fees in 2005. We expect positive same-store sales growth of existing franchised restaurants for 2006 due to the anticipated performance of the various 2006 initiatives described above under “Net Sales” and the implementation of new menu boards focused on combination meals in the remainder of the Arby's system during the first quarter of 2006. We believe that the higher fuel prices, although recently alleviating somewhat, will continue to temper sales performance of our franchisees.

Asset Management and Related Fees

       Our asset management and related fees, which were generated entirely from the management of CDOs and Funds following the Deerfield Acquisition, increased $43.2 million to $65.3 million for 2005 from $22.1 million for 2004. Approximately $27.6 million of this increase was due to the effect of including Deerfield in our results for all of 2005 but only the portion of 2004 following the July 22, 2004 acquisition date. Aside from this effect, asset management and related fees increased approximately $15.6 million, of which $8.5 million was attributable to the REIT which commenced in December 2004. Assets under management for the REIT increased to $762.4 million as of January 1, 2006, upon which we receive a 1.75% per annum management fee. We also receive a quarterly incentive fee if a specified rate of return is met. The remaining increase of $7.1 million in asset management and related fees was principally due to an increase in assets under management and the recording of $4.3 million of incentive fees in the 2004 period as an asset in connection with our accounting for the purchase of Deerfield and thus excluding them from our 2004 revenues. Incentive fees are based upon the performance of the Funds and CDOs and, in accordance with our revenue recognition policy, are normally recognized when the amounts become fixed and determinable upon the close of a performance period for the Funds and the achievement of performance targets for the CDOs.

Cost of Sales, Excluding Depreciation and Amortization

       Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $255.4 million to $418.0 million for 2005, resulting in a gross margin of 27%, from $162.6 million for 2004, resulting in a gross margin of 21%. Of this increase, $254.8 million is attributable to the RTM Stores, which had a gross margin of 29%. Aside from the effect of the RTM Acquisition and a $2.4 million effect of the inclusion of the 53rd week in 2004 which did not recur in 2005, cost of sales increased $3.0 million, or 2%, resulting in a gross margin of 24% in 2005 compared with 21% in 2004. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales of the Sybra Stores is due to their increase in net sales discussed above. The improvement of 3% in gross margin of the Sybra Stores is primarily attributable to (1) improved product mix reflecting higher sales of combination meals, which result in more sales of higher margin components and are emphasized in our new menu board marketing, (2) improved oversight and training of store management, (3) improved operational reporting made available by the back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated reduced food waste and increased labor efficiencies and (4) the impact of price increases implemented primarily in the second half of 2004 for some of our menu items. Partially offsetting these improvements were higher costs related to incentive compensation as a result of improved performance of the Sybra Stores. The gross margin for the RTM Stores was significantly higher than that of the Sybra Stores due to RTM's relatively more effective operational efficiencies resulting from management and procedural advantages as well as higher average unit sales volumes of the RTM Stores which result in more favorable cost leverage.

       We expect our gross margin for 2006 will continue to be favorably impacted as a result of the RTM Acquisition because of the substantially higher gross margins of the RTM Stores compared with the Sybra Stores and, to a lesser extent, continued operational efficiency improvements in the Sybra Stores. As we continue to implement the most effective operating procedures of RTM in the Sybra Stores, we anticipate that the operational efficiency of the Sybra Stores will improve steadily over the next 12 to 18 months and achieve gross margin performance closer to that of the RTM Stores.

Cost of Services, Excluding Depreciation and Amortization

       Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds following the Deerfield Acquisition, increased $17.0 million to $24.8 million for 2005 from $7.8 million for 2004. Approximately $9.9 million of this increase was due to the effect of including Deerfield for only the portion of 2004 following the July 22, 2004 acquisition date. Aside from this effect, cost of services increased approximately $7.1 million principally due to higher incentive compensation costs related to the increase in asset management and related fees described above and, to a much lesser extent, the hiring of additional personnel to support our growth in assets under management.

       Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

       Our advertising and selling expenses increased $26.9 million, reflecting $25.7 million of advertising expenses attributable to the RTM Stores. Aside from the effect of the RTM Acquisition, advertising and selling expenses increased $1.2 million principally due to increased spending of the Sybra Stores for print media campaigns, primarily couponing.

General and Administrative, Excluding Depreciation and Amortization

       Our general and administrative expenses, excluding depreciation and amortization increased $87.0 million partially reflecting general and administrative expenses of $31.1 million of RTM and $11.8 million attributable to the full year effect in 2005 of the Deerfield Acquisition. Aside from the effects of the RTM Acquisition and the Deerfield Acquisition, general and administrative expenses increased $44.1 million principally due to (1) a $28.3 million increase in stock-based compensation, (2) a $12.1 million increase in other employee compensation reflecting higher incentive compensation costs, increased headcount and higher employer payroll taxes principally on the stock-based compensation, (3) a $2.3 million increase in rent expense due principally to rent expense for duplicate office space in 2005, (4) a $1.0 million charitable contribution in 2005 in connection with the RTM Acquisition to The Arby's Foundation, Inc. and (5) other increases of $4.0 million. Partially offsetting these increases were (1) a $2.4 million aggregate decrease in employee severance, relocation and recruiting costs, excluding those reported in “Facilities relocation and corporate restructuring” in 2005, (2) a $0.8 million decrease in insurance expense due principally to a non-recurring $1.5 million expense in 2004 for an environmental liability insurance policy and (3) a $0.4 million decrease in deferred compensation expense. Deferred compensation expense of $2.6 million in 2004 and $2.2 million in 2005 represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under “Loss From Continuing Operations Before Benefit From Income Taxes and Minority Interests.”

       The $28.3 million increase in stock-based compensation reflects (a) a $16.4 million provision for the intrinsic value of stock options exercised in December 2005 by the Executives that were replaced by us on the date of exercise for our own tax planning reasons, (b) recognition of $6.1 million related to the grant in March 2005 of 149,000 and 731,000 shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, and (c) amortization of $5.8 million related to the grant in November 2005 of equity interests in two of our subsidiaries that hold our interests in Deerfield and Jurlique International Pty Ltd., a cost basis investment of ours which we refer to as Jurlique, granted to certain members of our management.

       We are required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which we refer to as SFAS 123(R), which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which we refer to as SFAS 123, in our 2006 fiscal first quarter. As a result, we will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, the method we are currently using. We currently expect that the adoption of this accounting policy will materially increase the amount of compensation expense recognized over the periods that the respective stock options and restricted stock vest. Had we used the fair value alternative under SFAS 123, our pretax compensation expense using the Black-

Scholes-Merton option pricing model would have been $15.6 million higher for 2005, or $10.0 million on an after-tax basis as set forth in the pro forma disclosure in Note 1 to our accompanying consolidated financial statements. However, $8.3 million of the higher pretax compensation expense under SFAS 123, or $5.3 million on an after-tax basis, is due to the incremental amortization in 2005 of all remaining unearned compensation which would have been recorded if we accounted for stock-based compensation under the fair value method with respect to 4.5 million outstanding employee stock options that were immediately vested by us in December 2005. Although we have not finalized our evaluation of the requirements of SFAS 123(R), we expect that the adoption of SFAS 123(R) will have a material effect on our consolidated results of operations and income (loss) per share.

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

       Our depreciation and amortization, excluding amortization of deferred financing costs increased $16.5 million, principally reflecting $13.4 million of depreciation and amortization of RTM and $2.8 million attributable to the effect of the Deerfield Acquisition occurring on July 22, 2004.

Loss on Settlements of Unfavorable Franchise Rights

       During 2005 we recognized a loss on settlements of unfavorable franchise rights of $17.2 million, principally consisting of $17.0 million in connection with the RTM Acquisition. This loss was recognized in accordance with accounting principles generally accepted in the United States of America that require any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition and another restaurant business acquisition with royalty rates below the current 4% royalty rate that we receive on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase prices paid for the businesses. The amount of the settlement loss represents the estimated amount of royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Facilities Relocation and Corporate Restructuring

       Our facilities relocation and corporate restructuring charges of $13.5 million in 2005 consist of $12.0 million related to our restaurant business segment and $1.5 million of general corporate charges. The $12.0 million of charges in our restaurant segment principally related to combining our existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. RTM concurrently relocated from its former facility in Atlanta to the new offices in Atlanta. The charges consisted of severance and employee retention incentives, employee relocation costs, lease termination costs and office relocation expenses. The general corporate charges of $1.5 million related to our decision in December 2005 not to move our corporate offices from New York City to a newly leased office facility in Rye Brook, New York. This charge represents our estimate of all future costs, net of estimated sublease rental income, related to the Rye Brook lease subsequent to the decision not to move the corporate offices.

       We expect to incur approximately $1.7 million of additional facilities relocation and corporation restructuring charges in our restaurant segment in 2006 for additional severance and employee retention incentives and employee relocation costs.

Interest Expense

       Interest expense increased $34.6 million reflecting (1) a $19.7 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund, which did not commence until October 2004, (2) a $7.1 million net increase in interest expense in connection with the RTM Acquisition, (3) the release in 2004 of $4.3 million of interest accruals no longer required upon the finalization by the Internal Revenue Service of its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, which we refer to as the IRS Examination, which did not recur in 2005 and (4) $3.6 million of interest expense relating to $84.8 million of sale-leaseback and capitalized lease obligations of RTM which we acquired but which were not refinanced and, to a much lesser extent, additional obligations incurred by RTM for new restaurants opened subsequent to the RTM Acquisition. The net increase in interest expense in connection with the RTM Acquisition reflects a $351.6 million net increase in our level of new debt compared with our previous debt that was refinanced, as discussed in more detail below under “Liquidity and Capital Resources—New Credit Agreement,” due to (1) the refinancing of $212.0 million of acquired debt of RTM and (2) $139.6 million of new debt proceeds used to fund a portion of the purchase price in the RTM Acquisition and to pay related fees and expenses, including $31.0 million related to the early extinguishment of debt discussed below under “Loss on Early Extinguishment of Debt.” This effect on interest expense of the $351.6 million increased level of debt is partially offset by the effect of the lower interest rate on the new debt.

Insurance Expense Related to Long-Term Debt

       Insurance expense related to long-term debt decreased $1.6 million principally due to its settlement upon the repayment of the related debt as part of the July 2005 refinancing, which we refer to as the Refinancing, of most of our restaurant segment's debt, including some of the debt acquired of RTM. All insurance costs relating to periods subsequent to the debt repayment were paid in connection with the Refinancing and reported in “Loss on early extinguishment of debt.”

Loss on Early Extinguishment of Debt

       The loss on early extinguishment of debt of $35.8 million in 2005 resulted from the Refinancing and consisted of $27.4 million of prepayment penalties, $4.8 million of write-offs of previously unamortized deferred financing costs and original issue discount, $3.5 million of accelerated insurance payments related to the extinguished debt and $0.1 million of fees.

       We expect to record a $12.5 million loss on early extinguishment of debt in our 2006 first quarter in connection with the effective conversion of an aggregate $165.8 million of our 5% convertible notes due 2023, which we refer to as the Convertible Notes, as discussed in more detail below under “Liquidity and Capital Resources—Convertible Notes.”

Investment Income, Net

       The following table summarizes and compares the major components of investment income, net:

	2004	2005	Change
	(In Millions)
Interest income	$16.3	$42.7	$26.4
Other than temporary unrealized losses	(6.9)	(1.5)	5.4
Recognized net gains	10.6	12.7	2.1
Distributions, including dividends	2.5	1.9	(0.6)
Other	(0.8)	(0.5)	0.3

	$21.7	$55.3	$33.6

       Interest income increased $26.4 million primarily due to an increase in average rates on higher average balances of our interest-bearing investments from 2.5% in 2004 to 3.8% in 2005. The higher average balances of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of our investments to provide cash for the Deerfield Acquisition in July 2004 and the RTM Acquisition in July 2005. The increase in the average rates was principally due to our investing in additional higher yielding, but more risk-inherent, debt securities through the use of leverage in the Opportunities Fund with the objective of improving the overall return on our interest-bearing investments, and the general increase in the money market and short-term interest rate environment. Our other than temporary unrealized losses decreased $5.4 million reflecting the recognition of $6.9 million of impairment charges in 2004 based on significant declines in market values of some of our higher yielding, but more risk-inherent, debt investments, as well as declines in three of our available-for-sale investments in publicly-traded companies, compared with $1.5 million of other than temporary unrealized losses in 2005 related to various securities, including a large publicly-traded company which represented $0.7 million of these losses. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods. Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and our securities sold short with an obligation to purchase. The $2.1 million increase in our recognized net gains was principally due to an increase in realized gains on sales of available-for-sale securities and an unrealized gain on put and call option combinations on an equity security in 2005, both partially offset by lower gains realized on the sales of several investment limited partnerships and other cost-method investments in 2005 compared with 2004. During 2004 and 2005, our recognized net gains included $2.4 million and $2.0 million, respectively, of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, as explained in more detail below under “Loss from Continuing Operations Before Benefit From Income Taxes and Minority Interests.” All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable.

       As of January 1, 2006, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $9.9 million and $(0.8) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Businesses

       The gain on sale of unconsolidated businesses increased $12.9 million to $13.1 million in 2005 from $0.2 million in 2004. The gain in 2005 consists of (1) $11.7 million of gains on sales of a portion of our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, and (2) $1.4 million of non-cash gains from (a) our equity in the net proceeds to both the REIT and Encore from their sales of stock, including exercises of stock options and shares issued for an Encore business acquisition, over the portion of our respective carrying values allocable to our decrease in ownership percentages and (b) the amortization of deferred gain on a restricted Encore stock award to a former officer of ours. In accordance with our accounting policy, we recognize a non-cash gain or loss upon sale by an equity investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee to the extent realization of the gain is reasonably assured.

Costs Related to Proposed Business Acquisitions Not Consummated

       The costs related to proposed business acquisitions not consummated of $0.8 million in 2004 and $1.4 million in 2005 related to a proposed business acquisition that we decided not to pursue and did not consummate in 2004 and a business acquisition proposal we submitted but was not accepted in 2005.

Other Income, Net

       Other income, net increased $4.1 million, of which $1.3 million relates to RTM principally for rental income on restaurants not operated by RTM. Aside from the effect of the RTM Acquisition, other income increased $2.8 million principally reflecting (1) a $2.3 million improvement from a $1.7 million foreign currency transaction loss in 2004 to a $0.6 million gain in 2005 related to a liability payable in Australian dollars for a portion of the cost of our investment in Jurlique, which we settled in July 2005, (2) a $0.8 million increase in equity in net earnings of investees entirely due to equity in earnings of the REIT, in which we made an investment in December 2004, (3) a $0.7 million gain on lease termination of an underperforming Sybra Store and (4) a $0.3 million recovery in 2005 upon collection of a fully-reserved non-trade note receivable of Sybra which predated our December 2002 acquisition of Sybra. These increases were partially offset by $1.5 million of costs recognized in 2005 related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition.

Loss From Continuing Operations Before Benefit From Income Taxes and Minority Interests

       Our loss from continuing operations before benefit from income taxes and minority interests increased $53.6 million to $66.7 million in 2005 from $13.1 million in 2004 reflecting (1) the increase in stock-based compensation of $28.3 million, including $16.4 million for the intrinsic value of the stock options exercised by the Executives and replaced by us, (2) the loss on settlement of unfavorable franchise rights of $17.2 million, (3) the facilities relocation and corporate restructuring charges of $13.5 million and (4) the loss on early extinguishment of debt of $35.8 million, the latter three items principally in connection with the RTM Acquisition, as well as the effect of the other variances discussed in the captions above.

       As discussed above, we recognized deferred compensation expense of $2.6 million in 2004 and $2.2 million in 2005, within general and administrative expenses, for increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of $2.1 million and $1.8 million in 2004 and 2005, respectively, consisting of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts of $2.4 million and $2.0 million, respectively, which included increases in value prior to 2004 and 2005 of $1.8 million and $1.6 million, respectively, interest and dividend income of less than $0.1 million in 2004 and $0.1 million in 2005, less investment management fees of $0.3 million in each year. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

       The benefit from income taxes represented effective rates of 25% in 2005 and 134% in 2004 on the respective losses from continuing operations before benefit from income taxes and minority interests. The effective benefit rate in 2005 is lower due to the release of $14.6 million of income tax reserves related to our continuing operations in 2004 which were no longer required upon the finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns. We did not release any income tax reserves relating to continuing operations in 2005.

Minority Interests in Income of Consolidated Subsidiaries

       The minority interests in income of consolidated subsidiaries increased $5.8 million, reflecting $3.3 million due to the effect of the Deerfield Acquisition in July 2004, $2.3 million due to increased income of Deerfield and $0.2 million due to the participation of investors other than us in the Opportunities Fund.

Gain on Disposal of Discontinued Operations

       The gain on disposal of discontinued operations declined $9.1 million to $3.3 million for 2005 from $12.4 million for 2004. During 2005 we recorded an additional gain of $3.3 million resulting from the release of $2.8 million of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examinations of certain of our state income tax returns and a $0.5 million gain from the sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the purchaser. During 2004 we recorded an additional gain of $12.4 million on the disposal of our former beverage businesses resulting from the release of income tax reserves which were no longer required upon finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain of our state income tax returns.

Net Income (Loss)

       Our net income (loss) declined $69.5 million to a net loss of $55.6 million in 2005 from net income of $13.9 million in 2004 principally reflecting the after-tax and minority interest effects of (1) $20.2 million from the increase in stock-based compensation, including $10.5 million for the intrinsic value of the stock options exercised by the Executives and replaced by us, (2) $17.2 million from the loss on settlement of unfavorable franchise rights, (3) $8.3 million from the facilities relocation and corporate restructuring charges, (4) $21.9 million from the loss on early extinguishment of debt, the latter three items principally in connection with the RTM Acquisition, (5) $14.6 million from the release of income tax reserves relating to continuing operations in 2004 which did not recur in 2005 and (6) $9.1 million from the decline in the gain on disposal of discontinued operations principally from the release of less income tax reserves relating to discontinued operations in 2005 compared with 2004.

2004 Compared with 2003

Net Sales

       Our net sales, which were generated entirely from the Company-owned restaurants, increased $4.1 million, or 2%, to $205.6 million for 2004 from $201.5 million for 2003. Aside from a $3.6 million effect of the inclusion of the 53rd week in 2004, our net sales were relatively flat.

       Our net sales improved $1.2 million due to a 1% growth in same-store sales of the Company-owned restaurants during 2004 compared with the weak same-store sales performance during 2003, partially offset by a $0.7 million decrease in net sales due to the closing during 2004 of four underperforming Company-owned restaurants, two of which were closed at the end of 2004 and did not affect the decrease. The increase in same-store sales reflected new menu offerings consisting of salads and wraps and new sandwiches which were introduced beginning in the second and third quarters of 2004, the effects of which were partially offset by unfavorable performance in Sybra Stores in the Michigan region, an area where approximately one-third of our Sybra Stores are located and which has been particularly impacted by high unemployment. The growth in same-store sales of Company-owned restaurants of 1% was less than the 4% growth in same-store sales of franchised restaurants discussed under “Royalties and Franchise and Related Fees” below. Factors contributing to this difference include the (1) economic conditions in the Michigan region as previously discussed and (2) weaker revenue performance in the Dallas region as a result of lower advertising spending in the region for our combined Company-owned and franchised restaurants than would have occurred if that market were more fully penetrated. Same-store sales during 2004 also reflect increased price promotions compared with 2003, although we are unable to determine if the incremental effect on sales volume of the price promotions was sufficient to exceed or partially offset the unfavorable effect on pricing.

Royalties and Franchise and Related Fees

       Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $8.8 million, or 10%, to $100.9 million, including $29.3 million from RTM, for 2004 from $92.1 million, including $27.3 million from RTM, for 2003. This increase consisted of (1) a $4.0 million improvement in royalties due to a 4% increase in same-store sales of the franchised restaurants during 2004 compared with the weak same-store sales performance during 2003, (2) a $3.5 million improvement in royalties from the 93 restaurants opened in 2004 with generally higher than average sales volumes, replacing the royalties from the 79 generally underperforming restaurants closed in 2004 and (3) an estimated $1.3 million increase as a result of the 53rd week in 2004.

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

Advertising and Selling

       Our advertising and selling expenses increased $0.5 million, or 3%, principally due to a $0.4 million increase in advertising expenses of the Sybra Stores primarily related to the new menu offerings introduced in the second and third quarters of 2004.

General and Administrative, Excluding Depreciation and Amortization

       Our general and administrative expenses, excluding depreciation and amortization increased $27.8 million, partially reflecting $10.4 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $17.4 million due to (1) a $10.4 million increase in incentive compensation costs, (2) a $3.0 million increase in employee severance, relocation and recruiting costs attributable to personnel changes, (3) a $1.5 million expense in 2004 for an environmental liability insurance policy covering unknown pre-existing and future conditions on all of our currently-owned properties as well as unknown pre-existing conditions on formerly-owned properties, (4) a $1.3 million increase in professional fees as a result of our compliance with the Sarbanes-Oxley Act of 2002 and (5) other inflationary increases. These increases were partially offset by a $0.8 million decrease in deferred compensation expense. Deferred compensation expense of $3.4 million in 2003 and $2.6 million in 2004 represents the increase in the fair value of investments in the Deferred Compensation Trusts for the benefit of the Executives, as explained in more detail below under “Loss From Continuing Operations Before Benefit From Income Taxes and Minority Interests.”

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

       Our depreciation and amortization, excluding amortization of deferred financing costs increased $6.0 million, partially reflecting $2.2 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $3.8 million principally due to a $3.0 million increase in impairment losses on Sybra Stores and our T.J. Cinnamons trademark and a $0.7 million effect of our implementation of new back office and point-of-sale restaurant systems in the second half of 2004. The impairment loss in 2004 of $3.4 million consisted of $1.8 million related to the Sybra Stores and $1.6 million related to our T.J. Cinnamons trademark. Restaurant impairment losses in 2003 and 2004 predominantly reflect (1) impairment charges resulting from the deterioration in operating performance of certain restaurants and (2) in 2004, additional charges for restaurants impaired in 2003 which did not recover in 2004, principally for the investment in their back office and point-of-sale systems installed in each of the Company-owned restaurants in 2004. The trademark impairment loss in 2004 resulted from our assessment during the fourth quarter of the T.J. Cinnamons brand, which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products. This assessment resulted in (1) our decision to not actively pursue new T.J. Cinnamons franchisees until additional new product offerings within its existing product line are tested and become available and (2) the corresponding significant reduction in anticipated T.J. Cinnamons unit growth.

Goodwill Impairment

       We test the goodwill of our restaurant business for impairment annually during the fourth quarter in conjunction with our annual budgeting and long range forecasting process. We recorded a goodwill impairment loss of $22.0 million for 2003 relating to our Company-owned restaurants, which prior to the RTM Acquisition in 2005 consisted solely of Sybra Stores. Company-owned restaurants are considered to be a separately identified reporting unit even though we acquired the Sybra Stores to enhance the value of the Arby's brand. The impairment loss resulted from the overall effect on cash flows and anticipated cash flows of the Sybra Stores due to stiff competition from new product choices in the marketplace and significant cost increases in roast beef, the largest component for Sybra's menu offerings. In light of the increased competitive pressures and recognizing the unfavorable trend in roast beef costs versus historical averages during 2003, we determined that in evaluating the Company-owned restaurants as a separate reporting unit, the expected cash flows were not sufficient to fully support the carrying value of the goodwill associated with our December 2002 acquisition of the Sybra Stores. For 2004, as well as 2005, we determined that our goodwill was recoverable and did not require the recognition of any additional impairment loss.

       We have evaluated from time to time whether the value of our restaurant business would be enhanced by selectively seeking the sale of certain of our Company-owned restaurants to secure additional multiple unit development agreements with new or existing franchisees. Therefore, we may decide to pursue sales at prices that we would not otherwise consider on a stand-alone basis for our Company-owned restaurant reporting unit, even if the sales could result in impairment charges at the restaurant reporting unit level to long-lived assets, goodwill or both. Moreover, we may conclude that the long-term benefit to the Arby's brand may warrant pursuing certain strategies even though the expected future results under such strategies may not result in positive cash flows for our restaurant reporting unit or for us on a consolidated basis.

Interest Expense

       Interest expense decreased $3.0 million principally due to (1) the release in 2004 of $4.3 million of interest accruals no longer required upon the finalization of the IRS Examination, (2) a $2.5 million decrease attributable to lower outstanding amounts of a majority of our long-term debt and (3) $0.4 million of interest expense in 2003 which did not recur in 2004 relating to a post-closing sales price adjustment settled in December 2003 in connection with the sale of our former beverage businesses. These decreases were partially offset by a $3.7 million increase in interest expense, including related amortization of deferred financing costs, due to the full period effect in 2004 of the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued in May 2003 and a $0.9 million increase in interest expense on debt securities sold with an obligation to purchase.

Insurance Expense Related to Long-Term Debt

       Insurance expense related to long-term debt decreased $0.3 million due to a reduction in the outstanding balance of the related debt which was subsequently repaid in 2005.

Investment Income, Net

       The following table summarizes and compares the major components of investment income, net:

	2003	2004	Change
	(In Millions)
Interest income	$9.3	$16.3	$7.0
Other than temporary unrealized losses	(0.4)	(6.9)	(6.5)
Recognized net gains	6.7	10.6	3.9
Distributions, including dividends	2.3	2.5	0.2
Other	(0.7)	(0.8)	(0.1)

	$17.2	$21.7	$4.5

       Interest income increased $7.0 million partially reflecting $1.3 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $5.7 million primarily due to an increase in average rates on our interest-bearing investments from 1.4% in 2003 to 2.5% in 2004 principally due to our investing in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. These factors were partially offset by a lower average outstanding balance of our interest-bearing investments in 2004 because of the liquidation of some of these investments to provide cash for the Deerfield Acquisition. Our other than temporary unrealized losses increased $6.5 million reflecting the recognition of $6.9 million of impairment charges based on significant declines in the market values of some of our higher yielding, but more risk-inherent, debt investments, as well as declines in three of our available-for-sale investments in publicly-traded companies. The increase in our recognized net gains of $3.9 million was principally due to gains realized on the sales of two cost-method investments in 2004. During 2003 and 2004, our recognized net gains included $0.9 million and $2.4 million, respectively, of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, as explained in more detail below under “Loss From Continuing Operations Before Benefit From Income Taxes and Minority Interests.”

Gain on Sale of Unconsolidated Businesses

       The gain on sale of unconsolidated businesses decreased $5.6 million to $0.2 million in 2004 from $5.8 million in 2003. The gain in 2003 arose in connection with an offering of common stock of Encore, completed in October 2003 for both newly issued shares and shares held by certain existing stockholders, including us. This gain principally consists of (1) $3.3 million related to the sale of a portion of our investment in Encore and (2) $2.4 million related to a non-cash gain from our equity in the net proceeds to Encore from the Encore offering over the portion of our carrying value in Encore allocable to the decrease in our ownership percentage, which was recognized in accordance with our accounting policy as described in the comparison of 2005 with 2004.

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

Other Income, Net

       The $1.7 million decrease in other income, net is principally attributable to a $1.5 million net loss on transactions related to our July 2004 investment in Jurlique. The net loss consists of a $1.4 million loss on a foreign currency put and call arrangement on a portion of our total cost related to the investment in Jurlique whereby we limited our overall foreign currency risk of holding the investment through July 2007 and a $0.1 million net loss from a $1.7 million foreign currency transaction loss on a liability payable in Australian dollars for a portion of the cost of our investment in Jurlique which we settled in July 2005 substantially offset by a $1.6 million gain on a foreign currency forward contract whereby we fixed the exchange rate in connection with this liability.

Loss From Continuing Operations Before Benefit From Income Taxes and Minority Interests

       Our loss from continuing operations before benefit from income taxes and minority interests decreased $1.5 million to $13.1 million in 2004 from $14.6 million in 2003 due to the effect of the variances explained in the captions above.

       As discussed above, we recognized deferred compensation expense of $3.4 million in 2003 and $2.6 million in 2004, within general and administrative expenses, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the

Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of $0.7 million and $2.1 million during 2003 and 2004, respectively, consisting of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts of $0.9 million and $2.4 million, respectively, which included increases in value prior to 2003 and 2004 of $0.7 million and $1.8 million, respectively, less investment management fees of $0.2 million and $0.3 million, respectively.

Benefit From Income Taxes

       The benefit from income taxes represented effective rates of 9% in 2003 and 134% in 2004 on the respective losses from continuing operations before benefit from income taxes and minority interests. The effective benefit rate is higher in 2004 due to the release of $14.6 million of income tax reserves related to our continuing operations which were no longer required upon the finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns. The effective benefit rate for 2003 is lower than the Federal statutory rate of 35% principally due to the effects of the non-deductible portion of the impairment charge for goodwill previously discussed under “Goodwill Impairment” and compensation costs.

Minority Interests in (Income) Loss of Consolidated Subsidiaries

       The minority interests in (income) loss of consolidated subsidiaries was $(2.9) million in 2004 relating entirely to the minority interests resulting from the Deerfield Acquisition compared with $0.1 million in 2003.

Gain on Disposal of Discontinued Operations

       The gain on disposal of discontinued operations increased $10.1 million to $12.4 million for 2004 from $2.3 million for 2003. During 2004 we recorded an additional gain of $12.4 million on the disposal of our former beverage businesses resulting from the release of reserves for income taxes which were no longer required upon the finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain state income tax returns. The gain on disposal of discontinued operations of $2.3 million in 2003 resulted principally from the release of excess reserves, net of income taxes, of $1.6 million in connection with the settlement by arbitration of a post-closing sales price adjustment. The post-closing sales price adjustment related to the sale in 2000 of our former beverage businesses.

Net Income (Loss)

       Our net income (loss) improved $24.7 million to net income of $13.9 million in 2004 from a net loss of $10.8 million in 2003, principally reflecting the release of $14.6 million and $12.4 million of income tax reserves relating to continuing operations and discontinued operations, respectively, in 2004, as well as the effect of the other variances described in the captions above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

       Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $586.2 million during 2005 principally reflecting a net loss of $55.6 million and net operating investment adjustments of $546.5 million.

       The net operating investment adjustments principally reflect net purchases of trading securities and net settlements of trading derivatives, which were principally funded by proceeds from net sales of repurchase agreements and the net proceeds from securities sold short. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying consolidated statements of cash flows. However, the net sales of repurchase agreements and the net proceeds from securities sold short are reported in continuing investing activities in the accompanying consolidated statements of cash flows. The cash provided by changes in current assets and liabilities associated with operating activities of $18.7 million principally reflects a $36.0 million increase in accounts payable and accrued expenses and other current liabilities partially offset by an $8.3 million increase in accounts and notes receivable and a $7.5 million increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses and other current liabilities was principally due to an $18.0 million increase in accrued incentive compensation. The increase in accounts and notes receivable reflected an increase in accrued interest receivable on a higher level of interest-bearing investments in the Opportunities Fund due to a greater use of leverage. The increase in prepaid expenses and other current assets was due to an increase in prepaid advertising costs. Other adjustments to reconcile the net loss to the cash used in continuing operating activities were principally comprised of a $49.9 million payment of withholding taxes relating to stock compensation and non-cash adjustments for a deferred tax benefit of $17.0 million and the classification of a gain on sale of unconsolidated businesses of $13.1 million as an investing activity, all partially offset by non-cash adjustments for depreciation and amortization of $39.6 million, a stock-based compensation provision of $30.3 million and minority interests in income of consolidated subsidiaries of $8.8 million.

       Excluding the effect of the net purchases of trading securities and net settlements of trading derivatives, which represent the discretionary investment of excess cash, our continuing operating activities used cash of $51.2 million in 2005. We expect positive cash flows from continuing operating activities during 2006, excluding the effect, if any, of net sales or purchases of trading securities, reflecting improved operating results before net non-cash charges since we do not expect certain significant charges related to the RTM Acquisition and a related debt refinancing (see “New Credit Agreement” below) and the significant payment of withholding taxes relating to stock compensation to recur in 2006.

Working Capital and Capitalization

       Working capital, which equals current assets less current liabilities, was $296.4 million at January 1, 2006, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.2:1. Working capital at January 1, 2006 decreased $167.5 million from $463.9 million at January 2, 2005, primarily attributable to (1) the $98.4 million excess of current liabilities assumed over current assets acquired in the acquisition of RTM (see “RTM Acquisition” below) and (2) the cash payment of $49.9 million of withholding taxes related to December 2005 stock compensation transactions by the Executives for which we were reimbursed by them with shares of our common stock owned by them.

       Our total capitalization at January 1, 2006 was $1,317.2 million, consisting of stockholders' equity of $395.6 million, long-term debt of $913.6 million, including current portion, and notes payable of $8.0 million. Our total capitalization at January 1, 2006 increased $515.1 million from $802.1 million at January 2, 2005 principally due to (1) the net increase of $429.9 million in long-term debt, including current portion, principally due to funding the cash portion of the purchase price and the long-term debt assumed in the acquisition of RTM and (2) the issuance from treasury of 9,684,000 shares of our class B common stock for a portion of the purchase price for RTM with a fair value aggregating $145.3 million, both partially offset by our net loss of $55.6 million.

RTM Acquisition

       On July 25, 2005, we completed the acquisition of substantially all of the equity interests or the assets of entities comprising RTM. RTM was the largest franchisee of Arby's restaurants with 775 Arby's in 22 states as of the date of acquisition. The cost of the RTM Acquisition is currently estimated to be $368.7 million, subject to a post-closing adjustment, consisting of (1) $175.0 million in cash, (2) 9,684,000 shares of our class B common stock issued from treasury with a fair value of $145.3 million as of July 25, 2005 based on the closing price of our class B common stock on that date and the two prior days of $15.00 per share, (3) the payment of $21.8 million of debt, including related accrued interest and prepayment penalties, that was not an obligation of the entities included in the RTM Acquisition, (4) the vested portion of stock options to purchase 774,000 shares of our class B common stock with a fair value of $4.1 million as of July 25, 2005, issued in exchange for existing RTM stock options and (5) $22.5 million of related expenses. The total consideration represents $17.0 million for the settlement loss from unfavorable franchise rights and $351.7 million for the aggregate purchase price for RTM. The settlement loss is discussed above in “Results of Operations” – “Loss on Settlements of Unfavorable Franchise Rights.” RTM's results of operations and cash flows subsequent to the July 25, 2005 date of the RTM Acquisition have been included in our consolidated results of operations and cash flows.

New Credit Agreement

       In connection with the RTM Acquisition, we entered into a new credit agreement, which we refer to as the Credit Agreement, for our restaurant business segment. The Credit Agreement includes a senior secured term loan facility in the original principal amount of $620.0 million, which we refer to as the Term Loan, of which $616.9 million was outstanding as of January 1, 2006 and a senior secured revolving credit facility of $100.0 million, none of which is outstanding as of January 1, 2006. The proceeds of the Term Loan, together with other cash resources, were used to fund the $175.0 million cash portion of the purchase price for RTM and to repay $268.4 million of then existing debt of our restaurant segment and $212.0 million of then existing debt of RTM. The debt of our restaurant segment that was repaid included $198.1 million of insured non-recourse securitization notes, $61.5 million of leasehold notes and $8.8 million of equipment, mortgage and other notes. The Term Loan is due $6.2 million in each year through 2010, $294.5 million in 2011 and $291.4 million in 2012. However, the Term Loan requires prepayments of principal amounts resulting from certain events and, beginning in 2007, from excess cash flow of the restaurant segment as determined under the Credit Agreement. The Term Loan bears interest at our option at either (1) the London Interbank Offered Rate, which we refer to as LIBOR, plus 2.00% or 2.25% depending on a leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal Funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio. However, in accordance with the terms of the Credit Agreement, we entered into three interest rate swap agreements during 2005 that fixed the LIBOR interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount of the Term Loan until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. In addition, we incurred $13.3 million of expenses related to the Credit Agreement which have been deferred and are being amortized as interest expense using the interest rate method over the life of the Term Loan.

       The obligations under the Credit Agreement are secured by substantially all of the assets, other than real property, of our restaurant segment which had an aggregate net book value of approximately $205.0 million as of January 1, 2006 and are also guaranteed by substantially all of the entities comprising our restaurant segment. Triarc, however, is not a party to the guarantees.

Convertible Notes

       We had outstanding at January 1, 2006, $175.0 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023. However, the Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

       In February 2006, an aggregate of $165.8 million principal amount of the Convertible Notes were effectively converted into an aggregate of 4,144,000 shares of our class A common stock and 8,289,000 shares of our class B common stock. In order to induce this conversion, we paid negotiated premiums aggregating $8.7 million to the converting noteholders consisting of cash of $5.0 million and 226,000 shares of our class B common stock with an aggregate fair value of $3.7 million based on the closing market price of our class B common stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. As a result, as of February 28, 2006, there remains $9.2 million aggregate principal amount of Convertible Notes outstanding which are convertible into 231,000 shares of our class A common stock and 461,000 shares of our class B common stock. We expect to record a pretax charge of $12.5 million in connection with these transactions, consisting of the premiums aggregating $8.7 million and the write-off of $3.8 million of related unamortized deferred financing costs, in our 2006 first quarter ending April 2, 2006.

Sale-Leaseback Obligations

       We have outstanding $55.6 million of sale-leaseback obligations as of January 1, 2006, which relate principally to RTM and are due through 2026, of which $1.3 million is due in 2006.

Capitalized Lease Obligations

       We have outstanding $49.0 million of capitalized lease obligations as of January 1, 2006, which principally relate to RTM and extend through 2036, of which $1.0 million is due in 2006.

Other Long-Term Debt

       We have outstanding a secured bank term loan payable through 2008 in the amount of $8.6 million as of January 1, 2006, of which $3.2 million is due in 2006, and a secured promissory note payable due in 2006 in the amount of $7.2 million as of January 1, 2006. We also have outstanding $1.3 million of leasehold notes as of January 1, 2006, which were assumed in connection with the acquisition of certain restaurants in December 2005 and are due through 2014, of which $0.1 million is due in 2006.

Notes Payable

       We have outstanding $8.0 million of non-recourse notes payable as of January 1, 2006 which relate to Deerfield and are secured by our short-term investments in preferred shares of CDOs with a carrying value of $15.3 million as of January 1, 2006. These notes have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, those investments and a portion of the asset management fees to be paid to us from the CDOs.

Revolving Credit Facilities

       Our $100.0 million revolving credit facility is currently fully available for borrowing. In addition, through an agreement we entered into on February 28, 2006 with CNL Restaurant Capital, LP, which we refer to as CNL, we have $30.0 million available for sale-leaseback financing from CNL for development and operation of Arby's restaurants. This agreement ends on June 30, 2006; however, we have an option to extend the agreement for an additional six months.

Debt Repayments and Covenants

       Our total scheduled long-term debt and notes payable repayments during 2006, are $24.1 million consisting of $7.2 million under our secured promissory note, $6.2 million under our Term Loan, $5.1 million expected to be paid under our notes payable, $3.2 million under our secured bank term loan, $1.3 million relating to sale-leaseback obligations, $1.0 million relating to capitalized leases and $0.1 million under our leasehold notes.

       Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends to Triarc. We were in compliance with all of these covenants as of January 1, 2006. As of January 1, 2006 there was $9.1 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

       A significant number of the underlying leases for our sale-leaseback obligations, capitalized lease obligations and operating leases, require periodic financial reporting of certain subsidiary entities within our restaurant business segment or of individual restaurants, which in many cases has not been prepared or reported. Accordingly, we were not in compliance with such reporting requirements under those lease agreements as of January 1, 2006, and we remain not in compliance with a substantial number of these leases, although none of the lessors have asserted that we are in default of any of those lease agreements. We are in the process of negotiating alternative covenants with our most significant lessors which, if successful, principally would substitute consolidated financial reporting of our restaurant segment for that of our subsidiary entities and would modify restaurant level reporting requirements. We do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

       The following table summarizes the expected payments under our outstanding contractual obligations at January 1, 2006:

	Fiscal Years
	2006	2007-2008	2009-2010	After 2010	Total
	(In Millions)
Long-term debt (a)	$16.7	$18.0	$12.6	$761.7	$809.0
Sale-leaseback obligations (b)	1.3	3.2	4.2	46.9	55.6
Capitalized lease obligations (b)	1.0	2.1	2.9	43.0	49.0
Operating leases (c)	76.1	141.7	124.7	467.9	810.4
Deferred compensation payable to related parties (d)	—	34.0	—	—	34.0
Purchase obligations (e)	29.0	24.4	24.7	32.3	110.4

Total	$124.1	$223.4	$169.1	$1,351.8	$1,868.4

(a)	Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table, and interest.
(b)	Excludes interest.
(c)	Represents the future minimum rental obligations including $36.4 million of unfavorable lease amounts we have provided and which will not be included in rent expense in future periods. In addition, these amounts have not been decreased by $57.9 million of related sublease rental receipts.
(d)	Represents amounts due to the Executives in 2008, which can be settled either by the payment of cash or transfer of the investments held in the Deferred Compensation Trusts.
(e)	Includes (1) an approximate $90.0 million obligation to purchase PepsiCo, Inc. beverage products to be served in all of our Company-owned and franchised restaurants and (2) a $7.5 million purchase obligation for expected future capital expenditures.

Guarantees and Commitments

       Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of January 1, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of January 1, 2006. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Prior to 2003, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.1 million as of January 1, 2006, associated with the sale and other tax basis differences, prior to 2003, of our propane business if National Propane required the repurchase. As of January 1, 2006, we have net operating loss tax carryforwards sufficient to offset these deferred taxes.

       Prior to the RTM Acquisition, RTM guaranteed the lease obligations, which we refer to as the Affiliate Lease Guarantees, of 24 restaurants operated by affiliates of RTM not acquired by us. The RTM selling stockholders have indemnified us with respect to the guarantee of these lease obligations. In addition, the purchasers of 23 restaurants sold in various transactions by RTM prior to the RTM Acquisition assumed the associated lease obligations, although RTM remains contingently liable if the respective purchasers do not make the required lease payments which, collectively with the Affiliate Lease Guarantees, we refer to as the Lease Guarantees. All those lease obligations, which extend through 2025 including all then existing extension or renewal option periods, could aggregate a maximum of approximately $42.0 million as of January 1, 2006, including approximately $36.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through January 1, 2006. The estimated fair value of the Lease Guarantees was $1.4 million as of the date of the RTM Acquisition, as determined in accordance with a preliminary independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by us. Such amount is being amortized as other income based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time. There remains an unamortized carrying amount of $1.2 million as of January 1, 2006 with respect to the Lease Guarantees.

       Triarc guaranteed mortgage notes payable related to 355 restaurants we sold to RTM in 1997. RTM also assumed substantially all of the associated lease obligations, although we remained contingently liable if RTM did not make the required lease payments. As a result of our debt refinancing and the RTM Acquisition, the mortgage notes were repaid and we are now directly responsible for the lease obligations.

Capital Expenditures

       Cash capital expenditures amounted to $35.4 million in 2005. We expect that cash capital expenditures will be approximately $68.9 million in 2006 principally relating to (1) the opening of an estimated 44 new Company-owned restaurants, (2) remodeling some of our existing restaurants, (3) maintenance capital expenditures for our Company-owned restaurants and (4) leasehold improvements for recently leased corporate office facilities of the restaurant and asset management segments. We have $7.5 million of outstanding commitments for these capital expenditures as of January 1, 2006.

Dividends

       On March 15, 2005 and June 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share and on September 15, 2005 and December 15, 2005 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $22.5 million, including $1.6 million of dividends paid on our class A and class B common stock held in two deferred compensation trusts. On March 15, 2006, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, to holders of record on March 2, 2006 aggregating $7.6 million. In addition, on March 1, 2006, we paid a special cash dividend of $0.15 per share aggregating $13.1 million on our class A common stock and class B common stock to holders of record on February 17, 2006. We have announced our intention to declare additional special cash dividends in 2006 aggregating $0.30 per share on our class A common stock and class B common stock that would be payable in two further installments. We currently intend to continue to declare and pay regular quarterly cash dividends. However, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay regular quarterly cash dividends for the remainder of 2006 at the same rate as paid in our 2006 first quarter and pay two additional special dividends at the same rate as we paid in our 2006 first quarter, our total cash requirement for the regular and special cash dividends for all of 2006 would be $70.0 million based on the actual dividends paid in the first quarter and, for the remainder of the year, the number of our class A and class B common shares outstanding as of March 15, 2006.

Investments and Acquisitions

       In July 2004 we acquired a 25% equity interest, with a 14.3% general voting interest, in Jurlique, a privately held Australian skin and beauty products company. We paid $13.3 million of the cost of the investment, including expenses of $0.4 million, and in July 2005 we made the final payment of $12.3 million. In July 2005, we made an additional investment in Jurlique of $4.6 million which resulted in an increase to our equity interest to 29.0%, with a 15.0% general voting interest. We account for our investment in Jurlique under the cost method since our voting interest does not provide us the ability to exercise significant influence over Jurlique's operating and financial policies.

       On July 25, 2005 we completed the RTM Acquisition for an aggregate estimated cost of $368.7 million, subject to a post-closing adjustment, as discussed in more detail in “RTM Acquisition” above.

       As of January 1, 2006, we had $502.0 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $95.2 million invested in the Opportunities Fund and $4.8 million in DM Fund, LLC, which are both managed by Deerfield and consolidated by us and which we have agreed not to withdraw before October 4, 2006. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, a potential corporate restructuring as discussed above under “Introduction and Executive Overview,” repurchases of Triarc common stock (see “Treasury Stock Purchases” below), the payment of our special cash dividend on March 1, 2006 and the two additional special cash dividends to be paid during the remainder of 2006 and investments.

Income Taxes

       During 2004, the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without any additional income tax liability to us. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. We have received notices of proposed tax adjustments aggregating $6.4 million in connection with certain of these state income tax returns. However, we have disputed these notices and, accordingly, cannot determine the ultimate amount of any tax liability associated with these notices.

Treasury Stock Purchases

       Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2006 up to a total of $50.0 million of our class A and class B common stock. However, due to the previously announced potential corporate restructuring, previously discussed above under “Introduction and Executive Overview,” we expect to be precluded from repurchasing shares at certain times. We did not make any treasury stock purchases during 2005 and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

       Our consolidated cash requirements for continuing operations for 2006, exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) cash capital expenditures of approximately $68.9 million, (3) regular and special cash dividends aggregating approximately $70.0 million, (4) scheduled debt principal repayments aggregating $24.1 million and (5) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, (3) our $100.0 million revolving credit facility, (4) our $30.0 million sale-leaseback financing agreement with CNL and (5) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Consolidation of Opportunities Fund

       We consolidate the Opportunities Fund since we currently have a majority voting interest of 76.4%. Our voting interest decreased from 95.2% at January 2, 2005 due to investments from third party investors during 2005 and we continue to market the Opportunities Fund to other investors. Further, commencing in October 2006 we have the right to withdraw our investment in the Opportunities Fund. Should either the sales of equity interests in the Opportunities Fund or a withdrawal of funds by us result in us owning less than a majority voting interest, we would no longer consolidate the Opportunities Fund. However, no assurance can be given that this will occur. If this does occur, we will account for our investment in the Opportunities Fund under the equity method of accounting on a prospective basis from the date of deconsolidation.

Legal and Environmental Matters

       In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing and Adams Packing has sought clarification from, and expects to have additional conversations with, the Florida DEP in order to attempt to resolve this matter. Based on provisions made prior to 2003 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

       In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. In October, 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $0.3 million of legal fees and expenses against which the defendants, including us, filed their opposition on February 24, 2006. On March 29, 2006, the court awarded the plaintiffs $0.1 million in fees and expenses. Defendants, including us, have not decided whether to pursue an appeal from the order.

       In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.5 million as of January 1, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

       We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Reserves for the resolution of income tax contingencies which are subject to future examinations of our Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations” in our consolidated balance sheets:

As previously discussed above, in 2004 the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without assessing any additional income tax liability to us. In this connection, in 2004 and, to a much lesser extent in 2005, our results of operations were materially impacted by the release of income tax reserves and related interest accruals that were no longer required. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. We believe that adequate provisions have been made in prior periods for any liabilities, including interest, that may result from the completion of these examinations. To the extent that any estimated amount required to liquidate the related liability as it pertains to the former beverage businesses that we sold in October 2000 is determined to be less than or in excess of the aggregate of amounts included in “Current liabilities relating to discontinued operations” in the accompanying consolidated balance sheets, any such difference will be recorded at that time as a component of gain or loss on disposal of discontinued operations. To the extent that any estimated amount required to liquidate the related liability as it pertains to our continuing operations is determined to be less than or in excess of the income tax contingency amounts included in “Other liabilities and deferred income,” any such difference will be recorded at that time as a component of results from continuing operations.

•	Reserves which total $1.5 million at January 1, 2006 for the resolution of all of our legal and environmental matters as discussed immediately above under “Legal and Environmental Matters”:

Should the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differ from the reserves we have accrued, that difference will be reflected in our results of operations in the fiscal quarter in which the matter is resolved or when our estimate of the cost changes.

•	Valuations of some of our investments:

Our investments in short-term available-for-sale and trading marketable securities are valued principally based on quoted market prices, broker/dealer prices or statements of account received from investment managers which are principally based on quoted market or broker/dealer prices. Accordingly, we do not anticipate any significant changes from the valuations of these investments. Our investments in other short-term investments accounted for under the cost method, which we refer to as Cost Investments, and the majority of our non-current investments are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or the investees in valuing those securities. These valuations are subjective and thus subject to estimates which could change significantly from period to period. Those changes in estimates in Cost Investments would impact our earnings only to the extent of losses which are deemed to be other than temporary. The total carrying value of these investments was approximately $10.0 million as of January 1, 2006. In addition, we have a $30.2 million Cost Investment in Jurlique, an Australian company not publicly traded, for which we currently believe the carrying amount is recoverable due to an analysis prepared by us using assumptions reflected in a recent independent appraisal of management equity interests in Jurlique, using the foreign currency exchange rate as of January 1, 2006. We also have $3.8 million of non-marketable Cost Investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises for which we currently believe the carrying amount is recoverable.

•	Provisions for unrealized losses on certain investments deemed to be other than temporary:

We review all of our investments that have unrealized losses for any that we might deem other than temporary. The losses we have recognized were deemed to be other than temporary due to declines in the market value of or liquidity problems associated with specific securities. This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss. This process is subjective and subject to estimation. In determining whether an investment has suffered an other than temporary loss, we consider such factors as the length of time the carrying value of the investment was below its market value, the severity of the decline, the investee's financial condition and the prospect for future recovery in the market value of the investment. The use of different judgments and estimates could affect the determination of which securities suffered an other than temporary loss and the amount of that loss. We have aggregate unrealized holding losses on our available-for-sale marketable securities of $0.8 million as of January 1, 2006 which, if not recovered, may result in the recognition of future losses. Also, should any of our Cost Investments totaling approximately $75.9 million, including $17.2 million held in the Deferred Compensation Trusts as of January 1, 2006, experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses. However, any market value declines on the investments in the Deferred Compensation Trusts would also result in a reduction of the corresponding deferred compensation payable and related deferred compensation expense. We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses of $0.4 million, $6.9 million and $1.5 million during 2003, 2004, and 2005, respectively. As such, recoveries in the value of these investments, if any, will not be recognized in income until the investments are sold.

•	Provisions for impairment of goodwill and long-lived assets:

As of January 1, 2006, $464.2 million of our goodwill relates to our restaurant segment, of which $445.4 million is associated with the Company-owned restaurant operating unit, and $54.1 million relates to our asset management segment. We test the goodwill of each of our restaurant business reporting units and our asset management segment for impairment annually. We recognize a goodwill impairment charge, if any, for any excess of the net carrying amount of the respective goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the existing goodwill was determined substituting the fair value for the cost of the reporting unit. The fair value of the reporting unit has been estimated to be the present value of the anticipated cash flows associated with the reporting unit. We did not incur any goodwill impairment in 2004 and 2005. However, as explained more fully in the comparison of 2004 with 2003 in “Goodwill Impairment” under “Results of Operations” above, we recognized a $22.0 million goodwill impairment charge in 2003 with respect to the Company-owned restaurants we had purchased in the Sybra Acquisition. The amount of the impairment in 2003, and the recoverability of the goodwill in 2004 and 2005, was based on estimates we made regarding the present value of the anticipated cash flows associated with the Company-owned restaurant reporting unit. Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional goodwill impairment charges in future years. Further, fair value of the reporting unit can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amount of the goodwill impairment charge, if any, might have differed significantly from the amounts reported.

We review our long-lived assets, which exclude goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If that review indicates an asset may not be recoverable based upon forecasted, undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset. The fair value is estimated to be the present value of the associated cash flows. Our critical estimates in this review process include (1) anticipated future cash flows of each of our Company-owned restaurants used in assessing the recoverability of their respective long-lived assets and (2) anticipated future cash flows of one of our product lines to which a trademark relates. We recognized related impairment losses of $0.4 million, $3.4 million and $1.9 million in 2003, 2004 and 2005, respectively. The entire impairment loss in 2003 and $1.8 million of the loss in 2004 and $0.9 million of the loss in 2005 related to long-lived assets of certain restaurants which were determined to not be fully recoverable in order to reduce the carrying value of those assets to their estimated fair value. The remaining $1.6 million impairment loss in 2004 and $0.5 million of the loss in 2005 related to the trademark referred to above. The remaining $0.5 million of the loss in 2005 related to a reduction in the value of an asset management contract for a collateralized debt obligation. The fair values of the impaired assets were estimated to be the present value of the anticipated cash flows associated with each affected Company-owned restaurant, the trademark and the asset management contract. Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years. Further, fair value of the long-lived assets can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amounts of the respective impairment charges might have differed significantly from the charges reported. As of January 1, 2006, the remaining net carrying value of that trademark, the Company-owned restaurant long-lived assets and asset management contracts were $1.1 million, $61.3 million and $26.7 million, respectively. In addition, we have Company-owned restaurant long-lived assets of RTM with a net book value of $378.1 million as of January 1, 2006 that could require testing for impairment should future events or changes in circumstances indicate they may not be recoverable.

       Our estimates of each of these items historically have been adequate. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

Inflation and Changing Prices

       We believe that inflation did not have a significant effect on our consolidated results of operations during 2003, 2004 and 2005 since inflation rates generally remained at relatively low levels.

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

Recently Issued Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which we refer to as SFAS 123(R), which revises SFAS No. 123, “Accounting for Stock-Based Compensation, ” which we refer to as SFAS 123, and which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which we refer to as APB 25. The requirements of SFAS 123(R) are similar to those of SFAS 123, except that SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for a grant of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award using an appropriate fair value option-pricing model. The intrinsic value method of measuring these awards under APB 25, which we currently use, and the resulting required pro forma disclosures under SFAS 123 will no longer be an alternative to the use of the fair value method under SFAS 123(R). In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that defers the required effective date of SFAS 123(R) for us to our first fiscal quarter of 2006. During 2005 and through February 2006 the FASB staff issued FASB Staff Position (“FSP”) FAS 123(R)-1, FSP FAS 123(R)-2, FSP FAS 123(R)-3 and FSP FAS 123(R)-4. FSP 123(R)-1 through FSP 123(R)-4 provide implementational guidance for SFAS 123(R) and will be applicable commencing the first quarter of 2006 upon initial adoption of SFAS 123(R). Upon adoption of SFAS 123(R), we currently expect to use the modified prospective application method, which will apply to new grants and to grants modified, repurchased, or cancelled on or after the effective date of SFAS 123(R). Under this method, the fair value of all grants vesting on or after the adoption date will be included in the determination of our results of operations. On December 21, 2005, we immediately vested 4,465,500 previously unvested stock options resulting in the exclusion of any effect of these options upon the adoption of SFAS 123(R) in 2006. The total estimated compensation cost relating to nonvested grants issued prior to January 2, 2006, as determined in accordance with the fair value method, is $15.5 million. In accordance with the modified prospective application method, this $15.5 million will be amortized to expense over the current vesting periods of the grants principally through our first fiscal quarter of 2008 assuming no changes are made to the currently scheduled vesting. The estimated amount of compensation cost based on currently outstanding stock awards related to the Company's year ending December 31, 2006 is $10.7 million. Any employee stock compensation grants on or after January 2, 2006 will be valued in accordance with SFAS 123(R) and will have a material impact on our consolidated results of operations and income (loss) per share.

       In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which we refer to as SFAS 154. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual case when specific transition provisions are not provided by the accounting pronouncement. SFAS 154 requires retrospective application to prior periods' financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under SFAS 154, a change in the method of applying an accounting principle will also be considered a change in accounting principle. SFAS 154 is effective commencing with our first fiscal quarter of 2006. We presently do not believe that the adoption of SFAS 154 will have any immediate effect on our consolidated financial position or results of operations since we do not currently anticipate changing any accounting methods or principles except with regard to the adoption of SFAS 123(R) which provides specific transition provisions.

       In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs during a Construction Period,” which we refer to as FSP 13-1. FSP 13-1 addresses rental costs associated with land or building operating leases that are incurred during a construction period and address whether a lessee may capitalize such rental costs. FAS 13-1 requires that such rental costs be recognized as rental expense and not capitalized. FSP 13-1 is effective commencing with our first fiscal quarter of 2006. Currently, we are recognizing any such costs as rental expense and, accordingly, believe that the adoption of FSP 13-1 will not have any effect on our consolidated financial position or results of operations.

       In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which we refer to as FSP 115 and FSP 124. FSP 115 and FSP 124 address the determination as to when an investment becomes impaired, whether that impairment is other-than-temporary and the measurement of impairment loss and will be effective with our first fiscal quarter of 2006. Since the principles we use to measure any other-than-temporary impairment losses are generally consistent with those provided in FSP 115 and FSP 124, we do not believe FSP 115 and FSP 124 upon adoption will have any effect on our consolidated financial position or results of operations.

       In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which we refer to as SFAS 155. SFAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which we refer to as SFAS 133, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155

resolves issues addressed in SFAS 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective commencing with our first quarter of 2007 although early adoption is permitted. Since we do not currently hold or plan to hold any financial instruments of the type to which SFAS 155 applies, we currently do not believe that the adoption of SFAS 155 will have any effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

       Certain statements we make under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

       We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

       Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of January 1, 2006 our notes payable and long-term debt, including current portion, aggregated $921.6 million and consisted of $625.5 million of variable-rate debt, $183.5 million of fixed-rate debt, $104.6 million of capitalized lease and sale-leaseback obligations and $8.0 million of variable-rate notes payable. We did not have any interest rate cap agreements outstanding as of January 1, 2006. In connection with our acquisition of RTM Restaurant Group on July 25, 2005, we borrowed $620.0 million under a new variable-rate seven-year senior secured term loan facility of which $616.9 million is outstanding as of January 1, 2006. We used a substantial portion of the term loan to refinance $268.4 million of our then existing fixed-rate debt and $212.0 million of RTM debt that we assumed. The term loan currently bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25%. In connection with the terms of the related credit agreement, we entered into three interest rate swap agreements during the year ended January 1, 2006 that fixed the LIBOR interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying consolidated balance sheet to the extent of the effectiveness of these hedges. Any ineffective portion of the change in fair value of these hedges, of which there was none through January 1, 2006, would be recorded in our results of operations. In addition, we have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $8.6 million principal amount was outstanding as of January 1, 2006, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. The fair value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty-one years. See below for a discussion of how we manage this risk. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.

Commodity Price Risk

       We purchase certain food products, such as beef, poultry, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. Management monitors our exposure to commodity price risk. However, we do not enter into financial instruments to hedge commodity prices or hold any significant inventories of these commodities. In order to ensure favorable pricing for beef, poultry, pork, cheese and other food products, as well as maintain an adequate supply of fresh food products, a purchasing cooperative with our franchisees negotiates contracts with approved suppliers on behalf of the Arby's system. These contracts establish pricing arrangements, and historically have limited the variability of these commodity costs, but do not establish any firm purchase commitments by us or our franchisees.

Equity Market Risk

       Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, equity securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. Our board of directors has established certain policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations but has delegated the discretionary authority to our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, to make certain investments. In addition, our board of directors also delegated authority to these two officers to direct the investment of a portion of our funds. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by the Executives and our Vice Chairman and from which we can withdraw quarterly upon 65 days' prior written notice. Although the Equities Account was invested principally in cash equivalents as of January 1, 2006, we expect that it will be invested principally in the equity securities of a limited number of publicly-traded companies in the future. A special committee comprised of independent members of our Board of Directors approved our $75.0 million investment in the Equities Account.

Foreign Currency Risk

       Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. As of January 1, 2006 our primary exposure to foreign currency risk related to our $30.2 million cost-method investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique. We have a put and call arrangement on approximately $18.2 million of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment through July 5, 2007. To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, and for one of these funds that buys or sells foreign currencies or financial instruments denominated in foreign currencies. However, some of the investment managers hedge the foreign currency exposure, thereby substantially mitigating the risk. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) an investment in a foreign subsidiary and (2) export revenues and related receivables denominated in foreign currencies, both of which are subject to foreign currency fluctuations. Our foreign subsidiary exposures relate to administrative operations in Canada and our export revenue exposures relate to royalties earned from Arby's franchised restaurants in Canada. Foreign operations and foreign export revenues for each of the years ended January 2, 2005 and January 1, 2006 together represented only 3% of our total royalties and franchise and related fees and represented less than 1% of our total revenues. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2005 and January 1, 2006 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

       We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We are continuing to adjust our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and Company, LLC, a subsidiary of ours which we refer to as Deerfield, and is currently consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invests principally in various fixed income securities and their derivatives, as opportunities arise. Further, the Opportunities Fund employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase as well as the effective leverage represented by the notional amounts of its various derivatives. The investments of the Opportunities Fund are subject to interest rate risk and the inherent credit risk related to the underlying creditworthiness of the various issuers. The Opportunities Fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategies. The Opportunities Fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests. As of January 1, 2006, the derivatives held in our short-term investment trading portfolios, principally through the Opportunities Fund and the Equities Account, consisted of (1) put and call combinations on an equity security, (2) interest rate swaps, (3) bank loan total return swaps, (4) credit default swaps, (5) stock options, (6) options on United States government debt securities and foreign currency, (7) futures contracts relating to interest rates, foreign currencies, United States government and foreign debt securities and a foreign stock market index and (8) a foreign currency forward contract. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

       We maintain investment holdings of various issuers, types and maturities. As of January 2, 2005 and January 1, 2006, these investments were classified in our consolidated balance sheets as follows (in thousands):

	Year-End
	2004	2005
Cash equivalents included in “Cash” in our consolidated balance sheets	$356,708	$171,955
Short-term investments pledged as collateral	15,141	541,143
Other short-term investments	183,077	230,176
Investment settlements receivable	30,116	236,060
Current and non-current restricted cash equivalents	49,158	346,399
Non-current investments	82,214	85,086

	$716,414	$1,610,819

Certain liability positions related to investments:
Investment settlements payable	$(9,651)	$(124,199)
Securities sold under agreements to repurchase	(15,169)	(522,931)
Payment due for investment in Jurlique included in “Accrued expenses and other current liabilities”	(14,049)	—
Securities sold with an obligation to purchase included in “Other liability positions related to short-term investments”	(10,251)	(456,262)
Derivatives held in trading portfolios in liability positions included in “Other liability positions related to short-term investments”	(373)	(903)

	$(49,493)	$(1,104,295)

       Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in interest-bearing brokerage and bank accounts with a stable value, cash in mutual fund and bank money market accounts, securities purchased under agreements to resell the following day collateralized by United States government debt securities, commercial paper of high credit-quality entities and United States government debt securities.

       At January 2, 2005 our investments were classified in the following general types or categories (in thousands):

			Carrying Value
Type	At Cost	At Fair
		Value (e)	Amount	Percent
Cash equivalents (a)	$356,708	$356,708	$356,708	50%
Investment settlements receivable (b)	30,116	30,116	30,116	4%
Restricted cash equivalents	49,158	49,158	49,158	7%
Investments accounted for as:
Available-for-sale securities (c)	112,613	119,481	119,481	17%
Trading securities	58,620	58,347	58,347	8%
Trading derivatives	—	1,042	1,042	—%
Non-current investments held in deferred compensation trusts accounted for at cost	17,001	23,233	17,001	2%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	19,553	31,481	19,553	3%
Other current and non-current investments accounted for at:
Cost	36,302	39,093	36,302	5%
Equity	14,955	61,683	22,385	3%
Fair value	6,321	6,321	6,321	1%

Total cash equivalents and long investment positions	$701,347	$776,663	$716,414	100%

Certain liability positions related to investments:
Investment settlements payable (b)	$(9,651)	$(9,651)	$(9,651)	N/A
Securities sold under agreements to repurchase	(15,152)	(15,169)	(15,169)	N/A
Payment due for investment in Jurlique (d)	(12,308)	(14,049)	(14,049)	N/A
Securities sold with an obligation to purchase	(6,748)	(10,251)	(10,251)	N/A
Derivatives held in trading portfolios in liability positions	—	(373)	(373)	N/A

	$(43,859)	$(49,493)	$(49,493)	N/A

(a)	Includes $3,009,000 of cash equivalents held in deferred compensation trusts.
(b)	Represents unsettled security trades as of January 2, 2005 principally in the Opportunities Fund.
(c)	Includes $14,266,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would have required us to use the proceeds to repay our related notes payable of $10,334,000.
(d)	The fair value of this liability does not reflect the offsetting effect of the related foreign currency forward contract in an asset position which had a fair value of $1,640,000.
(e)	There can be no assurance that we would be able to sell certain of these investments at these amounts.

       At January 1, 2006 our investments were classified in the following general types or categories (in thousands):

Type	At Cost	At Fair Value (d)	Carrying Value
			Amount	Percent
Cash equivalents (a)	$171,955	$171,955	$171,955	11%
Investment settlements receivable (b)	236,060	236,060	236,060	15%
Restricted cash equivalents	346,399	346,399	346,399	22%
Investments accounted for as:
Available-for-sale securities (c)	113,317	122,392	122,392	8%
Trading securities	634,150	629,587	629,587	39%
Trading derivatives	176	877	877	—%
Non-current investments held in deferred compensation trusts accounted for at cost	17,159	23,776	17,159	1%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	21,089	29,774	21,089	1%
Other current and non-current investments accounted for at:
Cost	37,618	40,911	37,618	2%
Equity	15,992	36,331	21,575	1%
Fair value	4,853	6,108	6,108	—%

Total cash equivalents and long investment positions	$1,598,768	$1,644,170	$1,610,819	100%

Certain liability positions related to investments:
Investment settlements payable (b)	$(124,199)	$(124,199)	$(124,199)	N/A
Securities sold under agreements to repurchase	(521,356)	(522,931)	(522,931)	N/A
Securities sold with an obligation to purchase	(452,543)	(456,262)	(456,262)	N/A
Derivatives held in trading portfolios in liability positions	(39)	(903)	(903)	N/A

	$(1,098,137)	$(1,104,295)	$(1,104,295)

(a)	Includes $3,813,000 of cash equivalents held in deferred compensation trusts.
(b)	Represents unsettled security trades as of January 1, 2006 principally in the Opportunities Fund.
(c)	Includes $15,349,000 of preferred shares of CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $8,036,000.
(d)	There can be no assurance that we would be able to sell certain of these investments at these amounts.

       Our marketable securities are reported at fair market value and are classified and accounted for either as “available-for-sale” or “trading” with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss, or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in two public companies, one of which is a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options in the real estate investment trust that we manage, which we received as stock-based compensation and account for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the tables above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

       For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at January 2, 2005 and January 1, 2006 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated market risk exposure as of January 2, 2005 and January 1, 2006 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

	Year-End
	2004			2005
	Carrying Value	Interest Rate Risk	Equity Price Risk	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk

Equity securities	$50	$—	$(5)	$7,723	$(26)	$(772)	$—
Debt securities	58,297	(393)	—	621,864	(18,515)	—	—
Trading derivatives in asset positions	1,042	(4,791)	—	877	(647)	(157)	(443)
Trading derivatives in liability positions	(373)	(2,478)	—	(903)	(3,876)	—	(75)

       The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at January 2, 2005 and January 1, 2006, with all other variables held constant. The securities included in the trading portfolio as of January 2, 2005 did not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk presented as of that date.

       The interest rate risk with respect to our debt securities and our trading derivatives reflects the effect of the assumed adverse interest rate change on the fair value of each of those securities or derivative positions and does not reflect any offsetting of hedged positions. The adverse effects on the fair values of the respective securities and derivatives were determined based on market standard pricing models applicable to those particular instruments. Those models consider variables such as coupon rate and frequency, maturity date(s), yield and, in the case of derivatives, volatility, price of the underlying instrument, strike price, expiration, prepayment assumptions and probability of default.

Other Than Trading Purposes:

	Year-End 2004
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk

Cash equivalents	$356,708	$—	$—	$—
Investment settlements receivable	30,116	—	—	—
Restricted cash equivalents	49,158	—	—	—
Available-for-sale equity securities	40,685	—	(4,069)	—
Available-for-sale asset-backed securities	25,488	(2,039)	—	—
Available-for-sale preferred shares of CDOs	18,684	(802)	—	—
Available-for-sale United States government and government agency debt securities	13,981	(52)	—	—
Available-for-sale commercial paper	9,157	(23)	—	—
Available-for-sale debt mutual fund	8,645	(173)	—	—
Available-for-sale corporate debt securities, other than commercial paper	2,841	(114)	—	—
Investment in Jurlique	25,611	—	(2,561)	(1,241)
Other investments	75,951	(640)	(5,006)	(21)
Foreign currency forward contract in an asset position	1,640	—	—	(1,396)
Foreign currency put and call arrangement in a net liability position	(691)	—	—	(1,271)
Investment settlements payable	(9,651)	—	—	—
Securities sold under agreements to repurchase	(15,169)	—	—	—
Remaining payment due for investment in Jurlique	(14,049)	—	—	(1,405)
Securities sold with an obligation to purchase	(10,251)	(44)	(928)	—
Notes payable and long-term debt, excluding capitalized lease obligations	(497,991)	(20,129)	—	—
Interest rate swap agreement in a payable position	(284)	(192)	—	—

	Year-End 2005
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$171,955	$(5)	$—	$—
Investment settlements receivable	236,060	—	—	—
Restricted cash equivalents	346,399	(8)	—	—
Available-for-sale equity securities	42,129	—	(4,213)	—
Available-for-sale asset-backed securities	25,706	(2,314)	—	—
Available-for-sale preferred shares of CDOs	20,993	(1,207)	—	—
Available-for-sale United States government and government agency debt securities	13,357	(59)	—	—
Available-for-sale commercial paper	11,417	(25)	—	—
Available-for-sale debt mutual fund	8,790	(220)	—	—
Investment in Jurlique	30,164	—	(3,016)	(1,696)
Other investments	73,385	(1,572)	(6,515)	(94)
Interest rate swaps in an asset position	1,949	(5,152)	—	—
Foreign currency put and call arrangement in a net liability position	(276)	—	—	(1,052)
Investment settlements payable	(124,199)	—	—	—
Securities sold under agreements to repurchase	(522,931)	(119)	—	—
Securities sold with an obligation to purchase	(456,262)	(14,608)	(740)	—
Notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations	(817,065)	(31,754)	—	—

       The sensitivity analysis of financial instruments held at January 2, 2005 and January 1, 2006 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at January 2, 2005 and January 1, 2006, respectively, and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

       Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

	As of January 2, 2005		As of January 1, 2006
	Range	Weighted Average	Range	Weighted Average
Cash equivalents (other than money market funds and interest-bearing brokerage and bank accounts and securities purchased under agreements to resell)	3 days–12 days	9 days	26 days–72 days	42 days
Restricted cash equivalents	—	—	23 days–36 days	35 days
Asset-backed securities	1 1⁄3 years–30 years	8 years	2 1⁄2 years–31 years	9 years
CDOs underlying preferred shares	2 1⁄2 years–9 1⁄2 years	7 years	1 2⁄3 years–8 1⁄3 years	4 1⁄2 years
United States government and government agency debt securities	1 month–11 months	4 1⁄2 months	1 month–10 1⁄2 months	5 1⁄3 months
Commercial paper	38 days–7 1⁄3 months	3 months	9 days–6 1⁄3 months	2 2⁄3 months
Debt mutual fund	1 day–35 years	2 years	1 day–35 years	2 1⁄2 years
Corporate debt securities, other than commercial paper	5 months–4 1⁄3 years	4 years	—	—
Debt securities included in other investments (principally held by investment limited partnerships and similar investment entities)	(a)	10 years	(a)	10 years

(a)	Information is not available for the underlying debt investments of these entities.

       The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $352.4 million and $48.8 million, respectively, as of January 2, 2005 and $167.5 million and $338.1 million, respectively, as of January 1, 2006 of mutual fund and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

       The interest rate risk presented with respect to our securities sold under agreements to repurchase and securities sold with an obligation to repurchase, which are all financial instruments held almost entirely by the Opportunities Fund, represents the potential impact an adverse change in interest rates of one percentage point would have on the fair value of those respective instruments and on our financial position and results of operations. The securities sold under agreements to repurchase, although bearing fixed rates, principally have maturities of twelve days or less which significantly limit the effect of a change in interest rates on the respective fair values of these instruments. As of January 2, 2005 and January 1, 2006, the securities sold with an obligation to repurchase represent $1.0 million and $448.9 million, respectively, of fixed income securities, with a weighted-average remaining maturity of approximately 5 years and 11 years, respectively, and $9.3 million and $7.4 million, respectively, of equity securities. The adverse effects on the fair value of the respective instruments were determined based on market standard pricing models applicable to those particular instruments which consider variables such as coupon rate and frequency, maturity date(s), yield and prepayment assumptions.

       As of January 2, 2005, a majority of our debt was fixed-rate debt and therefore the interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease obligations, relates only to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $470.8 million of fixed-rate debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximated the carrying value since the floating interest rate resets daily, monthly or quarterly and, as a result, we assumed no associated interest rate risk for purposes of this analysis as of January 2, 2005.

       As of January 1, 2006, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $633.5 million of variable-rate notes payable and long-term debt outstanding as of January 1, 2006, which had a weighted average remaining maturity of approximately six years, and not our fixed rate debt as discussed below. However, as discussed above under “Interest Rate Risk,” we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We still have $183.5 million of fixed-rate debt as of January 1, 2006 for which a potential impact of a decrease in interest rates of one percentage point would have a negative impact of $8.8 million on the fair value of such debt, which is not reflected in the table above since a majority of our debt is now variable-rate debt for which interest rate risk is calculated based on the potential effect on our results of operations.

       The foreign currency risk presented for our investment in Jurlique as of January 2, 2005 and January 1, 2006 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique's operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency forward contract as of January 2, 2005 and the foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of each of these respective financial instruments and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in “Other investments” in the tables above, the decrease in the equity markets and the change in foreign currency were assumed for this analysis to be other than temporary. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

Item 8. Financial Statements and Supplementary Data.

Triarc Companies, Inc. and Subsidiaries
GLOSSARY OF DEFINED TERMS
January 1, 2006

Defined Term	Footnote Where Defined
280 BT	(1)	Summary of Significant Accounting Policies
2003 Encore Acquisition	(8)	Investments
2004 REIT Offering	(8)	Investments
2005 REIT Offering	(8)	Investments
401(k) Plans	(24)	Retirement Benefit Plans
Adams	(1)	Summary of Significant Accounting Policies
Additional Deferred Compensation Trusts	(27)	Transactions with Related Parties
AFA	(1)	Summary of Significant Accounting Policies
AFA Agreement	(23)	Variable Lease Entities
Affiliate Lease Guarantees	(26)	Guarantees and Other Commitments
AmeriGas Eagle	(26)	Guarantees and Other Commitments
AmeriGas Propane	(26)	Guarantees and Other Commitments
Arby's	(1)	Summary of Significant Accounting Policies
Arby's Restaurant	(1)	Summary of Significant Accounting Policies
ARG	(1)	Summary of Significant Accounting Policies
As Adjusted Data	(3)	Business Acquisitions
Asset Management	(29)	Business Segments
Bank Term Loan	(11)	Long-Term Debt
Bank Term Loan Swap Agreement	(11)	Long-Term Debt
Beverage Discontinued Operations	(22)	Discontinued Operations
Black-Scholes Model	(3)	Business Acquisitions
Capitalized Lease Obligations	(11)	Long-Term Debt
Carrying Value Difference	(1)	Summary of Significant Accounting Policies
CDOs	(1)	Summary of Significant Accounting Policies
CERCLIS	(28)	Legal and Environmental Matters
Class A Common Shares	(1)	Summary of Significant Accounting Policies
Class A Common Stock	(1)	Summary of Significant Accounting Policies
Class A Options	(16)	Stockholders' Equity
Class B Common Shares	(1)	Summary of Significant Accounting Policies
Class B Common Stock	(1)	Summary of Significant Accounting Policies
Class B Options	(16)	Stockholders' Equity
Class B Units	(16)	Stockholders' Equity
Company	(1)	Summary of Significant Accounting Policies
Company's Encore Sale	(8)	Investments
Convertible Notes	(4)	Income (Loss) Per Share
Convertible Notes Conversion	(11)	Long-Term Debt
Cost Investments	(1)	Summary of Significant Accounting Policies
Cost Method	(1)	Summary of Significant Accounting Policies
Credit Agreement	(11)	Long-Term Debt
Debt Refinancing	(11)	Long-Term Debt
Deerfield	(1)	Summary of Significant Accounting Policies
Deerfield Acquisition	(3)	Business Acquisitions
Deerfield Equity Interests	(1)	Summary of Significant Accounting Policies
Deferred Compensation Trusts	(27)	Transactions with Related Parties
Depreciation and Amortization	(29)	Business Segments

Triarc Companies, Inc. and Subsidiaries
GLOSSARY OF DEFINED TERMS—(Continued)
January 1, 2006

Defined Term	Footnote Where Defined
DM Fund	(1)	Summary of Significant Accounting Policies
EBITDA	(29)	Business Segments
EITF 04-8	(30)	Quarterly Financial Information (Unaudited)
Employees	(27)	Transactions with Related Parties
Encore	(8)	Investments
Encore Common Stock	(8)	Investments
Encore Notes	(27)	Transactions with Related Parties
Encore Offering	(8)	Investments
Encore Preferred Stock	(8)	Investments
Equity Funds	(27)	Transactions with Related Parties
Equity Investments	(1)	Summary of Significant Accounting Policies
Equity Method	(1)	Summary of Significant Accounting Policies
Equity Plans	(16)	Stockholders' Equity
Executive Option Replacement	(16)	Stockholders' Equity
Executives	(16)	Stockholders' Equity
Executives' Note	(27)	Transactions with Related Parties
Fair Value Derivatives	(1)	Summary of Significant Accounting Policies
FDEP	(28)	Legal and Environmental Matters
Foundation	(27)	Transactions with Related Parties
Funds	(1)	Summary of Significant Accounting Policies
GAAP	(1)	Summary of Significant Accounting Policies
Indemnification	(26)	Guarantees and Other Commitments
Indiana Restaurants	(3)	Business Acquisitions
Indiana Restaurant Acquisition	(3)	Business Acquisitions
IRS	(15)	Income Taxes
Jurl	(1)	Summary of Significant Accounting Policies
Jurlique	(8)	Investments
K12	(27)	Transactions with Related Parties
Lease Guarantees	(26)	Guarantees and Other Commitments
Leasehold Notes	(11)	Long-Term Debt
LIBOR	(10)	Notes Payable
Management Company	(27)	Transactions with Related Parties
Mortgage Guarantee	(26)	Guarantees and Other Commitments
National Propane	(1)	Summary of Significant Accounting Policies
Note Guarantee	(27)	Transactions with Related Parties
Opportunities Fund	(1)	Summary of Significant Accounting Policies
Other Than Temporary Losses	(1)	Summary of Significant Accounting Policies
Package Options	(16)	Stockholders' Equity
Pepsi	(26)	Guarantees and Other Commitments
Principals	(27)	Transactions with Related Parties
Profit Interests	(1)	Summary of Significant Accounting Policies
Promissory Note	(11)	Long-Term Debt
Propane Discontinued Operations	(22)	Discontinued Operations
REIT	(1)	Summary of Significant Accounting Policies
Replacement Options	(16)	Stockholders' Equity

Triarc Companies, Inc. and Subsidiaries
GLOSSARY OF DEFINED TERMS—(Continued)
January 1, 2006

Defined Term	Footnote Where Defined
Repurchase Agreements	(5)	Short-Term Investments and Certain Liability Positions
Restaurants	(29)	Business Segments
Restricted Investments	(8)	Investments
Restricted Shares	(1)	Summary of Significant Accounting Policies
RTM	(1)	Summary of Significant Accounting Policies
RTM Acquisition	(3)	Business Acquisitions
RTM Lease Guarantee	(26)	Guarantees and Other Commitments
RTM Options	(16)	Stockholders' Equity
Sale-Leaseback Obligations	(11)	Long-Term Debt
SEC	(3)	Business Acquisitions
SEPSCO	(1)	Summary of Significant Accounting Policies
SEPSCO Discontinued Operations	(22)	Discontinued Operations
SFAS	(1)	Summary of Significant Accounting Policies
SFAS 123	(1)	Summary of Significant Accounting Policies
SFAS 123(R)	(1)	Summary of Significant Accounting Policies
SFAS 133	(1)	Summary of Significant Accounting Policies
SFAS 142	(1)	Summary of Significant Accounting Policies
Short Sales	(5)	Short-Term Investments and Certain Liability Positions
Special Committee	(27)	Transactions with Related Parties
Stock Distribution	(4)	Income (Loss) Per Share
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Swap Agreements	(11)	Long-Term Debt
Sybra	(1)	Summary of Significant Accounting Policies
Sybra Acquisition	(18)	Impairment
TDH	(1)	Summary of Significant Accounting Policies
Term Loan	(11)	Long-Term Debt
Term Loan Swap Agreements	(11)	Long-Term Debt
Triarc	(1)	Summary of Significant Accounting Policies
Year-End 2004	(1)	Summary of Significant Accounting Policies
Year-End 2005	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
TRIARC COMPANIES, INC.
New York, New York

       We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
New York, New York
March 31, 2006

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

	January 2, 2005	January 1, 2006
Assets
Current assets:
Cash (including cash equivalents of $356,708 and $171,955) (Note 6)	$367,992	$202,840
Restricted cash equivalents (Note 7)	16,272	344,060
Short-term investments pledged as collateral (Note 5)	15,141	541,143
Other short-term investments (Note 5)	183,077	230,176
Investment settlements receivable	30,116	236,060
Accounts and notes receivable (Notes 6 and 27)	34,215	47,919
Inventories (Note 6)	2,222	11,101
Deferred income tax benefit (Note 15)	14,620	21,706
Prepaid expenses and other current assets	6,111	20,281

Total current assets	669,766	1,655,286
Restricted cash equivalents (Note 7)	32,886	2,339
Investments (Note 8)	82,214	85,086
Properties (Notes 6 and 18)	103,434	443,857
Goodwill (Notes 3, 9 and 18)	118,264	518,328
Other intangible assets (Note 9)	38,896	75,696
Deferred costs and other assets (Notes 6 and 27)	21,513	28,897

	$1,066,973	$2,809,489

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable (Note 10)	$15,334	$8,036
Current portion of long-term debt (Note 11)	37,214	19,049
Accounts payable (Note 6)	13,261	64,450
Investment settlements payable	9,651	124,199
Securities sold under agreements to repurchase (Note 5)	15,169	522,931
Other liability positions related to short-term investments (Note 5)	10,624	457,165
Accrued expenses and other current liabilities (Note 6)	90,757	152,580
Current liabilities relating to discontinued operations (Note 22)	13,834	10,449

Total current liabilities	205,844	1,358,859
Long-term debt (Note 11)	446,479	894,527
Deferred compensation payable to related parties (Note 27)	32,941	33,959
Deferred income taxes (Note 15)	20,002	9,423
Minority interests in consolidated subsidiaries (Note 6)	10,688	43,426
Other liabilities and deferred income (Notes 13, 15, 24, 25 and 26)	47,880	73,725
Commitments and contingencies (Notes 2, 11, 15, 24, 25, 26, 27 and 28)
Stockholders' equity (Note 16):
Class A common stock, $.10 par value; shares authorized: 100,000,000; shares issued: 29,550,663	2,955	2,955
Class B common stock, $.10 par value; shares authorized: 150,000,000; shares issued: 59,101,326	5,910	5,910
Additional paid-in capital	128,096	264,770
Retained earnings	337,415	259,285
Common stock held in treasury	(227,822)	(130,179)
Deferred compensation payable in common stock	54,457	—
Unearned compensation	(1,350)	(12,103)
Accumulated other comprehensive income	3,478	5,451
Note receivable from non-executive officer	—	(519)

Total stockholders' equity	303,139	395,570

	$1,066,973	$2,809,489

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (A)
(In Thousands Except Per Share Amounts)

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006
Revenues:
Net sales	$201,484	$205,590	$570,846
Royalties and franchise and related fees	92,136	100,928	91,163
Asset management and related fees	—	22,061	65,325

	293,620	328,579	727,334

Costs and expenses:
Cost of sales, excluding depreciation and amortization (Note 25)	151,612	162,597	417,975
Cost of services, excluding depreciation and amortization	—	7,794	24,816
Advertising and selling	16,115	16,587	43,472
General and administrative, excluding depreciation and amortization (Notes 16, 24, 25 and 27)	91,043	118,806	205,797
Depreciation and amortization, excluding amortization of deferred financing costs (Notes 9, 18 and 27)	14,051	20,061	36,670
Loss on settlements of unfavorable franchise rights (Note 3)	—	—	17,170
Facilities relocation and corporate restructuring (Note 17)	—	—	13,508
Goodwill impairment (Note 18)	22,000	—	—

	294,821	325,845	759,408

Operating profit (loss)	(1,201)	2,734	(32,074)
Interest expense (Notes 10, 11, 13 and 15)	(37,225)	(34,171)	(68,789)
Insurance expense related to long-term debt (Note 11)	(4,177)	(3,874)	(2,294)
Loss on early extinguishment of debt (Note 12)	—	—	(35,809)
Investment income, net (Notes 19 and 27)	17,251	21,662	55,336
Gain on sale of unconsolidated businesses (Note 20)	5,834	154	13,068

Gain (costs) related to proposed business acquisitions not consummated	2,064	(793)	(1,376)
Other income, net (Notes 21 and 27)	2,881	1,199	5,255

Loss from continuing operations before benefit from income taxes and minority interests	(14,573)	(13,089)	(66,683)
Benefit from income taxes (Note 15)	1,371	17,483	16,533
Minority interests in (income) loss of consolidated subsidiaries (Note 27)	119	(2,917)	(8,762)

Income (loss) from continuing operations	(13,083)	1,477	(58,912)
Gain on disposal of discontinued operations (Note 22)	2,245	12,464	3,285

Net income (loss)	$(10,838)	$13,941	$(55,627)

Basic income (loss) per share:
Class A common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.18	.05

Net income (loss)	$(.18)	$.20	$(.79)

Class B common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.21	.05

Net income (loss)	$(.18)	$.23	$(.79)

Diluted income (loss) per share:
Class A common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.17	.05

Net income (loss)	$(.18)	$.19	$(.79)

Class B common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.20	.05

Net income (loss)	$(.18)	$.22	$(.79)

(A)	The results of operations for the year ended January 1, 2006 reflect the acquisition of the RTM Restaurant Group on July 25, 2005. See Note 3 for a discussion of the effect of this acquisition.

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

							Accumulated Other Comprehensive Income (Deficit)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation Payable in Common Stock	Unrealized Gain on Available- for-Sale Securities	Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 29, 2002	$2,955	$—	$131,708	$360,995	$(162,084)	$—	$160	$(64)	$(928)	$332,742

Comprehensive income (loss):
Net loss	—	—	—	(10,838)	—	—	—	—	—	(10,838)
Net unrealized gains on available-for-sale securities (Note 5)	—	—	—	—	—	—	1,153	—	—	1,153
Net change in currency translation adjustment	—	—	—	—	—	—	—	18	—	18
Recovery of unrecognized pension loss (Note 24)	—	—	—	—	—	—	—	—	196	196

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,471)

Repurchases of class A common stock for treasury (Note 16)	—	—	—	—	(43,081)	—	—	—	—	(43,081)
Dividends (Note 16)	—	—	—	(8,515)	—	—	—	—	—	(8,515)
Stock distribution of class B common stock and related distribution costs (Note 16)	—	5,910	(6,841)	—	—	—	—	—	—	(931)
Issuance of common stock upon exercises of stock options (Note 16)	—	—	1,262	—	12,426	—	—	—	—	13,688
Deferred gains from exercises of stock options payable in common stock (Note 27)	—	—	317	—	(10,477)	10,160	—	—	—	—
Tax benefit from exercises of stock options	—	—	2,109	—	—	—	—	—	—	2,109
Equity in additions to paid-in capital of an equity investee (Note 8)	—	—	552	—	—	—	—	—	—	552
Stock-based compensation expense (Note 16)	—	—	422	—	—	—	—	—	—	422
Other	—	—	43	—	48	—	—	—	—	91

Balance at December 28, 2003	$2,955	$5,910	$129,572	$341,642	$(203,168)	$10,160	$1,313	$(46)	$(732)	$287,606

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In Thousands)

								Accumulated Other Comprehensive Income (Deficit)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation Payable in Common Stock	Unearned Compensation	Unrealized Gain on Available- for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 28, 2003	$2,955	$5,910	$129,572	$341,642	$(203,168)	$10,160	$—	$1,313	$—	$(46)	$(732)	$287,606

Comprehensive income (loss):
Net income	—	—	—	13,941	—	—	—	—	—	—	—	13,941
Net unrealized gains on available-for-sale securities (Note 5)	—	—	—	—	—	—	—	3,026	—	—	—	3,026
Net unrealized losses on cash flow hedges (Note 5)	—	—	—	—	—	—	—	—	(6)	—	—	(6)
Net change in currency translation adjustment	—	—	—	—	—	—	—	—	—	9	—	9
Unrecognized pension loss (Note 24)	—	—	—	—	—	—	—	—	—	—	(86)	(86)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	16,884

Dividends (Note 16)	—	—	—	(18,168)	—	—	—	—	—	—	—	(18,168)
Issuance of common stock upon exercises of stock options (Note 16)	—	—	1,163	—	13,831	—	—	—	—	—	—	14,994
Deferred gains from exercises of stock options payable in common stock (Note 27)	—	—	(5,623)	—	(38,674)	44,297	—	—	—	—	—	—
Tax benefit from exercises of stock options	—	—	2,316	—	—	—	—	—	—	—	—	2,316
Equity in stock issuance costs incurred by an equity investee (Note 8)	—	—	(912)	—	—	—	—	—	—	—	—	(912)
Fair value of membership interests granted in future profits of a subsidiary (Note 16)	—	—	1,260	—	—	—	(1,260)	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	246	—	—	—	224	—	—	—	—	470
Other	—	—	74	—	189	—	(314)	—	—	—	—	(51)

Balance at January 2, 2005	$2,955	$5,910	$128,096	$337,415	$(227,822)	$54,457	$(1,350)	$4,339	$(6)	$(37)	$(818)	$303,139

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In Thousands)

								Accumulated Other Comprehensive Income (Deficit)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation Payable in Common Stock	Unearned Compensation/ Note Receivable from Non-Executive Officer	Unrealized Gain on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at January 2, 2005	$2,955	$5,910	$128,096	$337,415	$(227,822)	$54,457	$(1,350)	$4,339	$(6)	$(37)	$(818)	$303,139

Comprehensive income (loss):
Net loss	—	—	—	(55,627)	—	—	—	—	—	—	—	(55,627)
Net unrealized gains on available-for-sale securities (Note 5)	—	—	—	—	—	—	—	37	—	—	—	37
Net unrealized gains on cash flow hedges (Note 5)	—	—	—	—	—	—	—	—	2,054	—	—	2,054
Net change in currency translation adjustment	—	—	—	—	—	—	—	—	—	82	—	82
Unrecognized pension loss (Note 24)	—	—	—	—	—	—	—	—	—	—	(200)	(200)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(53,654)

Common stock issued from treasury in connection with the acquisition of RTM Restaurant Group (“RTM”) (Note 3)	—	—	63,723	—	81,542	—	—	—	—	—	—	145,265
Grant of stock options in connection with the acquisition of RTM (Note 16)	—	—	5,310	—	—	—	(1,183)	—	—	—	—	4,127
Dividends (Note 16)	—	—	—	(22,503)	—	—	—	—	—	—	—	(22,503)
Common stock received as payment for withholding taxes on capital stock transactions (Notes 16 and 27)	—	—	—	—	(47,063)	—	—	—	—	—	—	(47,063)
Stock-based compensation expense (Note 16)	—	—	16,979	—	—	—	13,076	—	—	—	—	30,055
Issuance of common stock upon exercises of stock options (Note 16)	—	—	410	—	3,613	—	—	—	—	—	—	4,023
Common stock received for exercise of stock options (Note 16)	—	—	(5,074)	—	5,074	—	—	—	—	—	—	—
Issuance of common stock for deferred compensation payable in common stock (Note 27)	—	—	—	—	54,457	(54,457)	—	—	—	—	—	—
Grant of restricted stock (Note 16)	—	—	11,602	—	—	—	(11,602)	—	—	—	—	—
Grant of equity interests in subsidiaries (Note 16)	—	—	10,880	—	—	—	(10,880)	—	—	—	—	—
Tax benefit from capital stock transactions	—	—	33,680	—	—	—	—	—	—	—	—	33,680
Note receivable from non-executive officer assumed in the acquisition of RTM	—	—	—	—	—	—	(519)	—	—	—	—	(519)
Other	—	—	(836)	—	20	—	(164)	—	—	—	—	(980)

Balance at January 1, 2006	$2,955	$5,910	$264,770	$259,285	$(130,179)	$—	$(12,622)	$4,376	$2,048	$45	$(1,018)	$395,570

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006
Cash flows from continuing operating activities:
Net income (loss)	$(10,838)	$13,941	$(55,627)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Operating investment adjustments, net (see below)	(37,054)	(20,567)	(546,452)
Payment of withholding taxes relating to stock compensation	—	—	(49,943)
Gain on sale of unconsolidated businesses	(5,834)	(154)	(13,068)
Deferred income tax benefit	(3,585)	(6,101)	(17,044)
Amortization of non-cash deferred asset management fees	—	(95)	(3,838)
Gain on disposal of discontinued operations	(2,245)	(12,464)	(3,285)
Unfavorable lease liability recognized	(1,351)	(1,382)	(2,447)
Equity in undistributed earnings of investees	(2,052)	(2,219)	(1,713)
Stock-based compensation provision	422	470	30,251
Depreciation and amortization of properties	12,810	15,099	27,965
Amortization of other intangible assets and certain other items	1,241	4,962	8,705
Amortization of deferred financing costs and original issue discount	2,334	2,627	2,905
Minority interests in income (loss) of consolidated subsidiaries	(119)	2,917	8,762
Write-off of unamortized deferred financing costs and original issue discount on early extinguishment of debt	—	—	4,772
Straight-line rent accrual	605	1,051	3,726
Deferred compensation provision	3,438	2,585	2,296
Release of income tax and related interest accruals	—	(18,934)	—
Goodwill impairment	22,000	—	—
Other, net	(719)	25	(867)
Changes in operating assets and liabilities:
Increase in accounts and notes receivable	(1,276)	(9,106)	(8,256)
(Increase) decrease in inventories	(142)	194	(1,554)
(Increase) decrease in prepaid expenses and other current assets	552	(732)	(7,491)
Increase (decrease) in accounts payable and accrued expenses and other current liabilities	(8,518)	14,843	36,030

Net cash used in continuing operating activities	(30,331)	(13,040)	(586,173)

Cash flows from continuing investing activities:
Investment activities, net (see below)	58,990	(37,471)	508,324
Transfers from restricted cash equivalents collateralizing long-term debt	146	117	30,547
Collection of note receivable	—	—	5,000
Cost (adjustment to cost in 2003) of business acquisitions less cash acquired of $1,014 in 2004 and $7,616 in 2005 and less equity consideration of $149,392 in 2005	(200)	(93,893)	(198,227)
Capital expenditures	(5,098)	(12,141)	(35,390)
Other, net	(571)	(657)	6,196

Net cash provided by (used in) continuing investing activities	53,267	(144,045)	316,450

Cash flows from continuing financing activities:
Proceeds from issuance of term loan in connection with the RTM Acquisition	—	—	620,000
Proceeds from issuance of other long-term debt and notes payable	175,000	—	10,981
Net contributions from minority interests in consolidated subsidiaries	—	5,083	23,828
Proceeds from exercises of stock options	13,688	14,994	4,023
Repayments of long-term debt in connection with the RTM Acquisition	—	—	(480,355)
Repayments of other long-term debt and notes payable	(43,208)	(37,001)	(38,295)
Dividends paid	(8,515)	(18,168)	(22,503)
Deferred financing costs	(6,638)	—	(13,262)
Repurchases of common stock for treasury	(41,700)	—	—
Class B common stock distribution costs	(931)	—	—

Net cash provided by (used in) continuing financing activities	87,696	(35,092)	104,417

Net cash provided by (used in) continuing operations	110,632	(192,177)	(165,306)

Net cash provided by (used in) discontinued operations:
Operating activities	(6,510)	(341)	(319)
Investing activities	—	—	473

	(6,510)	(341)	154

Net increase (decrease) in cash and cash equivalents	104,122	(192,518)	(165,152)
Cash and cash equivalents at beginning of year	456,388	560,510	367,992

Cash and cash equivalents at end of year	$560,510	$367,992	$202,840

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006
Detail of cash flows related to investments:
Operating investment adjustments, net:
Cost of trading securities purchased	$(333,962)	$(343,041)	$(2,541,328)
Proceeds from sales of trading securities and net settlements of trading derivatives	303,434	327,758	2,006,404
Net recognized (gains) losses from trading securities, derivatives and short positions in securities	(569)	2,491	993
Other net recognized gains, net of other than temporary losses	(5,777)	(6,125)	(12,207)
Other	(180)	(1,650)	(314)

	$(37,054)	$(20,567)	$(546,452)

Investing investment activities, net:
Net proceeds from sales of repurchase agreements	$—	$15,152	$506,124
Proceeds from sales and maturities of available-for-sale securities and other investments	263,509	232,953	160,293
Cost of available-for-sale securities and other investments purchased	(210,546)	(256,967)	(147,542)
Proceeds from securities sold short	47,536	100,231	2,690,299
Payments to cover short positions in securities	(35,326)	(119,835)	(2,373,062)
Increase in restricted cash collateralizing securities obligations	(6,183)	(9,005)	(327,788)

	$58,990	$(37,471)	$508,324

Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$36,658	$36,250	$62,991

Income taxes, net of refunds	$2,612	$1,882	$2,353

       Due to their non-cash nature, the following transactions are not reflected in the respective consolidated statements of cash flows (amounts in whole shares and dollars):

       In September 2003, Triarc Companies, Inc. (the “Company”) made a stock distribution (the “Stock Distribution”) of two shares of a newly designated series 1 of the Company's previously authorized class B common stock for each share of its class A common stock issued as of August 21, 2003, resulting in the issuance of 59,101,326 shares of class B common stock. The non-cash effect of this transaction was reflected in the accompanying consolidated statement of stockholders' equity for the year ended December 28, 2003 as an increase in “Class B common stock” and a corresponding decrease in “Additional paid-in capital” of $5,910,000, representing the $.10 per share par value of the class B common shares issued. See Note 16 for further disclosure of this transaction.

       In October 2003, Encore Capital Group, Inc. (“Encore”), an equity investee of the Company, completed a public offering of its common stock (the “Encore Offering”). In connection with such offering, the Company recorded a non-cash gain of $2,362,000 included as a component of “Gain on sale of unconsolidated businesses” in the accompanying consolidated statement of operations for the year ended December 28, 2003 and a corresponding increase in the carrying value of the Company's investment in Encore. Such gain represented the excess of the Company's equity in the net proceeds to Encore in the Encore Offering over the portion of the Company's carrying value in Encore allocable to the decrease in the Company's ownership percentage resulting from the Encore Offering. See Note 8 for further disclosure of this transaction.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

       During the year ended December 28, 2003, the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the “Executives”) exercised an aggregate 1,000,000 stock options under the Company's equity plans and paid the exercise price utilizing shares of the Company's class A common stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by 360,795 shares of the Company's class A common stock based on the market price at the date of exercise. An additional 721,590 shares of class B common stock were issued as part of the Stock Distribution. During the year ended January 2, 2005 the Executives exercised an aggregate 3,250,000 stock options, each of which was exercisable for a package (the “Package Options”) of one share of class A common stock and two shares of class B common stock as a result of the Stock Distribution, under the Company's equity plans and paid the exercise prices utilizing shares of the Company's class B common stock effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $44,297,000, represented by an additional 1,334,323 shares of class A common stock and 2,668,630 shares of class B common stock based on the market prices at the dates of exercises. All such shares for the years ended December 28, 2003 and January 2, 2005 were held in two additional deferred compensation trusts until their release in December 2005. The aggregate resulting non-cash obligation of $54,457,000 was reported as the “Deferred compensation payable in common stock” component of “Stockholders' equity” in the accompanying consolidated balance sheet as of January 2, 2005. On December 29, 2005 the Company accelerated the delivery of all of the shares held in the two deferred compensation trusts to the Executives. As a result of this acceleration, the $54,457,000 of “Deferred compensation payable in common stock” was satisfied with an offsetting reduction in “Common stock held in treasury” during the year ended January 1, 2006. See Note 27 for further disclosure of these transactions.

       In July 2004, the Company purchased a 63.6% capital interest in Deerfield & Company LLC (“Deerfield”) for $94,907,000, including expenses of $8,375,000. The purchase price, less cash of Deerfield of $1,014,000, resulted in a net use of the Company's cash of $93,893,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired, excluding cash acquired	$119,979
Net cash paid for the 63.6% capital interest	(93,893)

Liabilities assumed, including minority interests	$26,086

See Note 3 for further disclosure of this transaction.

       In December 2004, in connection with a private offering of shares of Deerfield Triarc Capital Corp., a real estate investment trust (the “REIT”) managed by the Company through Deerfield, the Company was granted 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT (collectively, the “Restricted Investments”). The Restricted Investments represent stock-based compensation granted in consideration of the Company's management of the REIT. The Restricted Investments were recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income. See Note 8 for further disclosure of this transaction.

       On July 25, 2005, the Company completed the acquisition of substantially all of the equity interests or the assets of the entities comprising RTM Restaurant Group (“RTM”) for a total consideration of $368,718,000, subject to a post-closing adjustment and including related expenses of $22,509,000. On December 22, 2005 the Company completed the acquisition of 15 restaurants from a franchisee for total consideration of $4,572,000, subject to a post-closing adjustment and including related estimated expenses of $125,000. The purchase price for both of these acquisitions, less cash and, for RTM, equity consideration resulted in a net use of the Company's cash of $197,759,000, which does not include $468,000 of cash for other

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

restaurant acquisitions in 2005. In conjunction with these acquisitions, liabilities were assumed as follows (in thousands):

Fair value of assets acquired, excluding cash acquired	$809,464
Net cash paid	(197,759)
Equity consideration (stock issued and stock options granted)	(149,392)

Liabilities assumed	$462,313

See Note 3 for further disclosure of these transactions.

       In December 2005, the Company withheld from delivery to the Executives an aggregate of 1,059,957 and 1,954,908 shares of the Company's class A and class B common stock, respectively, to satisfy statutory withholding taxes in connection with the accelerated delivery of shares from the deferred compensation trusts disclosed above and the delivery of shares upon the Executives' exercise of stock options. The aggregate fair value of the shares withheld of $47,063,000, based on the closing market prices of the Company's class A and class B common shares on the dates of the respective transactions, was charged to the “Treasury stock” component of “Stockholders' equity” with an equal offsetting increase in “Accrued expenses and other current liabilities” representing the amount of the withholding taxes that the Company was required to pay. See notes 16 and 27 for further disclosure of certain of these transactions.

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2006

(1) Summary of Significant Accounting Policies

Principles of Consolidation

       The consolidated financial statements include the accounts of Triarc Companies, Inc. (“Triarc” and, collectively with its subsidiaries, the “Company”) and its subsidiaries. The principal subsidiaries of the Company, each indirectly wholly-owned as of January 1, 2006 unless otherwise indicated, are (1) Arby's Restaurant Group, Inc. (“ARG”), (2) Deerfield & Company LLC (“Deerfield”), in which the Company acquired a 63.6% capital interest on July 22, 2004 and (3) Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), an investment fund which commenced on October 4, 2004 in which the Company holds an aggregate 76.4% direct and indirect capital interest as of January 1, 2006. ARG owns (1) Arby's, LLC (“Arby's”), (2) Sybra, Inc. (“Sybra”) and (3) Arby's Restaurant LLC (“Arby's Restaurant”), which, in turn, owns entities comprising the RTM Restaurant Group (“RTM”), which was acquired by the Company on July 25, 2005. Effective August 20, 2004 Deerfield granted membership interests in future profits (the “Profit Interests”) to certain of its key employees, which reduced the Company's interest in profits of Deerfield subsequent to August 19, 2004 to 61.5% (see Note 16). On November 10, 2005, pursuant to an equity arrangement approved by the Company, certain members of Triarc's management subscribed for equity interests (the “Deerfield Equity Interests”) in Deerfield, each of which consists of a capital interest portion and a profits interest portion. The Deerfield Equity Interests have the effective result of reducing the Company's 61.5% interest in the profits of Deerfield to as low as 52.3%, depending on the level of Deerfield profits. See Note 16 for further discussion of the terms of these interests. The Company's other wholly-owned subsidiaries at January 1, 2006 that are referred to in these notes to consolidated financial statements include National Propane Corporation (“National Propane”); SEPSCO, LLC (“SEPSCO”); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. (“Adams”); and Madison West Associates Corp. which owns 58.9% of 280 BT Holdings LLC (“280 BT”). Other subsidiaries referred to in these notes are Triarc Deerfield Holdings, LLC (“TDH”) and Jurl Holdings, LLC (“Jurl”), each of which was wholly-owned by the Company until the issuance on November 10, 2005 of the Deerfield Equity Interests with respect to TDH and similar equity interests with respect to Jurl, which reduced the Company's capital interest in those respective subsidiaries to 99.7% and the Company's interest in their respective profits to as low as 85% (see Note 16); and DM Fund, LLC (the “DM Fund”) which commenced on March 1, 2005 and in which the Company owns a 93.3% capital interest. The Company effective October 3, 2005 also consolidates AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which the Company has voting interests of less than 50%, but with respect to which the Company is deemed to be the primary beneficiary under accounting principles generally accepted in the United States of America (“GAAP”) (see Note 23 for further discussion). In addition, the Company consolidates 29 local advertising cooperatives for which the Company has a greater than 50% voting interest. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for further disclosure of the acquisitions referred to above.

Fiscal Year

       The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund report on a calendar year ending on December 31. Each of the Company's 2003 and 2005 fiscal years contained 52 weeks and its 2004 fiscal year contained 53 weeks. Such periods are referred to herein as (1) “the year ended December 28, 2003” or “2003,” which commenced on December 30, 2002 and ended on December 28, 2003, (2) “the year ended January 2, 2005” or “2004,” which commenced on December 29, 2003, and ended on January 2, 2005, except that for this period, Deerfield and the Opportunities Fund are included commencing July 23, 2004 and October 4, 2004, respectively, through their year-end of December 31, 2004 and (3) “the year ended January 1, 2006” or “2005,” which commenced on January 3, 2005 and ended on January 1, 2006 except that (1) RTM is included commencing July 26, 2005 and (2) Deerfield, the Opportunities Fund and the DM Fund are included on a calendar year basis. The effect of including Deerfield, the Opportunities Fund and the DM Fund on a calendar

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

year basis instead of the Company's fiscal year basis was not material to the Company's consolidated financial position or results of operations. January 2, 2005 and January 1, 2006 are referred to herein as “Year-End 2004” and “Year-End 2005,” respectively. All references to years and year-ends herein relate to fiscal years rather than calendar years except with respect to Deerfield, the Opportunities Fund and the DM Fund as disclosed above.

Cash Equivalents

       All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company's cash equivalents principally consist of cash in interest-bearing brokerage and bank accounts, cash in mutual fund and bank money market accounts, securities purchased under agreements to resell the following day collateralized by United States government debt securities, commercial paper of high credit-quality entities and United States government debt securities.

Investments

Short-Term Investments

       Short-term investments include (1) debt securities and marketable equity securities with readily determinable fair values, (2) other short-term investments that are not readily marketable, including investments in limited partnerships and similar investment entities, (3) preferred shares of collateralized debt obligation vehicles (“CDOs”) for which the Company acts as collateral manager and (4) short-term derivative instruments. The Company's debt and marketable equity securities are classified and accounted for either as “available-for-sale” or “trading” and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income or included as a component of net income, respectively. The cost or the amount reclassified out of accumulated other comprehensive income (deficit) into earnings or loss of securities sold for all marketable securities is determined using the specific identification method. Other short-term equity investments that are not readily marketable as of January 2, 2005 and January 1, 2006 consist entirely of investments in which the Company does not have significant influence over the investees (“Cost Investments”). Cost Investments are accounted for under the cost method (the “Cost Method”). Preferred shares of CDOs are considered financial assets subject to prepayment, are accounted for similar to debt securities as described above and are therefore classified as available-for-sale securities. Interest income is accreted on the preferred shares of CDOs over the respective estimated lives of the CDOs using the effective yield method. Derivative instruments are carried at fair value and, to the extent they are held in trading portfolios, are accounted for similar to, and classified as, trading securities. Short-term investments that represent collateral for other financial instruments are separately classified in the accompanying consolidated balance sheets as “Short-term investments pledged as collateral.”

       See Note 5 for further disclosure of the Company's short-term investments.

Non-Current Investments

       The Company's non-current investments consist of (1) investments in which the Company had significant influence over the operating and financial policies of the investee (“Equity Investments”) which are accounted for in accordance with the equity method (the “Equity Method”), (2) Cost Investments which are accounted for under the Cost Method and (3) unvested restricted stock and stock option investments, received by the Company as stock-based compensation, in Deerfield Triarc Capital Corp., a real estate investment trust (the “REIT”) for which the Company acts as the investment manager. Under the Equity Method each such investment is reported at cost plus the Company's proportionate share of the income or loss or other changes in stockholders' equity of each such investee since its acquisition or date of vesting for restricted stock in the REIT. The Company's consolidated results of operations include such proportionate share of income or loss. The restricted stock and stock options were recorded at fair value and are adjusted for any subsequent changes in their fair value.

       See Note 8 for further disclosure of the Company's non-current investments.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Equity Investments

       The difference, if any, between the carrying value of the Company's Equity Investments and its underlying equity in the net assets of each investee (the “Carrying Value Difference”) is accounted for as if the investee were a consolidated subsidiary. For acquisitions of Equity Investments prior to December 31, 2001, any Carrying Value Difference is amortized on a straight-line basis over 15 years. Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Accordingly, for acquisitions of Equity Investments after December 30, 2001, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary. To the extent the Carrying Value Difference represents goodwill, it is not amortized. Where the Carrying Value Difference represents an excess of the Company's interest in the underlying net assets of an investee over the carrying value of the Company's Equity Investment, such excess is allocated as a reduction of the Company's proportionate share of certain assets of the investee with any unallocable portion recognized in results of operations.

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

All Investments

       The Company reviews all of its investments in which the Company has unrecognized unrealized losses and recognizes an investment loss for any such unrealized losses deemed to be other than temporary (“Other Than Temporary Losses”) with a corresponding permanent reduction in the cost basis component of the investments. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the net unrealized gain or a decrease in the net unrealized loss on the available-for-sale investments component of “Comprehensive income (loss).” The Company considers such factors as the length of time the carrying value of an investment has been below its market value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment.

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

Properties and Depreciation and Amortization

       Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 15 years for office, restaurant and

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

transportation equipment and 15 to 30 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

Amortization of Intangibles and Deferred Costs

       Goodwill, representing the costs in excess of net assets of acquired companies, is not amortized.

       Asset management contracts are amortized on the straight-line basis over their estimated lives of 2 years to 27 years for CDO contracts and 15 years for contracts under which the Company acts as the investment manager for investment funds.

       Other intangible assets are amortized on the straight-line basis using the estimated useful lives of the related classes of intangibles: the lives of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases; 20 years for reacquired rights under franchise agreements; 3 years to 5 years for costs of computer software acquired new; 2 years for costs of computer software acquired used; 15 years for trademarks and distribution rights and 2 years to 8 years for non-compete agreements.

       Deferred financing costs and original issue debt discount are amortized as interest expense over the lives of the respective debt using the interest rate method.

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

       See Note 18 for further disclosure related to the Company's impairment charges.

Derivative Instruments

       The Company's derivative instruments, excluding those that may be settled in its own stock and therefore not subject to the guidance in SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” are recorded at fair value (the “Fair Value Derivatives”). Changes in fair value of the Fair Value Derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains on cash flow hedges” component of “Accumulated other comprehensive income (deficit)” in the accompanying consolidated statements of stockholders' equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in results of operations. Changes in fair value of Fair Value Derivatives that have not been designated as hedging instruments are included in the Company's results of operations.

       See Note 13 for further disclosure related to the Company's derivative instruments.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Stock-Based Compensation

       The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method, rather than the fair value method. Compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's class A common stock (the “Class A Common Stock” or “Class A Common Shares”), and/or class B common stock, series 1 (the “Class B Common Stock” or “Class B Common Shares”), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. The Company's contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the “Restricted Shares”) are accounted for as variable plan awards, since they vest only if the Company's Class B Common Stock meets certain market price targets. The Company measures compensation costs for its Restricted Shares by estimating the expected number of shares that will ultimately vest based on the market price of its Class B Common Stock at the end of each period. Such amounts are recognized ratably as compensation expense over the vesting period of the related Restricted Shares and are adjusted based on the market price of the Class B Common Stock at the end of each period. Compensation cost for equity instruments of certain subsidiaries granted to certain key employees is measured as the excess, if any, of the estimated market value of the respective equity instrument at the date of grant over the amount, if any, the employee must pay for the instrument and is amortized over the respective vesting period. See Note 16 for further disclosure with respect to the Company's employee stock-based compensation.

       A summary of the effect on net income (loss) and net income (loss) per share in each year presented as if the fair value method had been applied to all outstanding and unvested stock options, Restricted Shares and grants of subsidiary equity instruments during each of the years presented is as follows (in thousands except per share data):

	2003	2004	2005
Net income (loss), as reported	$(10,838)	$13,941	$(55,627)
Reversal of stock-based compensation expense determined under the intrinsic value method included in reported net income or loss, net of related income taxes and minority interests (Note 16)	270	295	21,445
Recognition of total stock-based compensation expense determined under the fair value method, net of related income taxes and minority interests	(5,158)	(2,329)	(31,454	)(a)

Net income (loss), as adjusted	$(15,726)	$11,907	$(65,636)

Net income (loss) per share:
Class A Common Stock:
Basic, as reported	$(.18)	$.20	$(.79)
Basic, as adjusted	(.26)	.17	(.94)
Diluted, as reported	(.18)	.19	(.79)
Diluted, as adjusted (b)	(.26)	.17	(.94)
Class B Common Stock:
Basic, as reported	$(.18)	$.23	$(.79)
Basic, as adjusted	(.26)	.20	(.94)
Diluted, as reported	(.18)	.22	(.79)
Diluted, as adjusted (b)	(.26)	.20	(.94)

(a)	Reflects, in addition to the higher level of stock-based compensation recorded under the intrinsic value method as adjusted to the fair value method, $5,286,000 of stock-based compensation expense, net of related income taxes, due to the incremental amortization in 2005 of all remaining unearned compensation which would have been recorded if the Company accounted for stock-based compensation under the fair value method with respect to 4,456,500 outstanding employee stock options exercisable for Class B Common Shares that were immediately vested by the Company on December 21, 2005 (see Note 16).

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(b)	Diluted net income (loss) per share, as adjusted, is the same as basic net income (loss) per share, as adjusted, for each share of the Class A and Class B Common Stock since the Company would have had a loss from continuing operations, on an as adjusted basis, in each of the years. As such, the effect of all potentially dilutive securities on the loss per share from continuing operations, as adjusted, would have been antidilutive and are not included in the calculation of diluted net income (loss) per share.

See Note 16 for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values, as calculated under the Black-Scholes-Merton option pricing model, of stock options granted in 2003 through 2005 reflected in the table above.

       The Company is required to adopt SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) which revised SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) in its quarter ending April 2, 2006. As a result, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, which the Company is currently using. Under SFAS 123(R), the Company must choose a fair value method from among several types of acceptable fair value models, including the Black-Scholes-Merton option pricing model, and expects to use the modified prospective application method, which will apply to new grants and to grants modified, repurchased, or cancelled on or after January 2, 2006. Under this method, amortization of the fair value of all grants vesting on or after January 2, 2006 will be included in the Company's results of operations. The total estimated compensation cost relating to nonvested grants issued prior to January 2, 2006, as determined in accordance with the fair value method under SFAS No. 123, is $15,528,000 which, in accordance with the modified prospective application method, will be amortized to expense over the current vesting periods of the grants principally through the Company's first fiscal quarter of 2008 assuming no changes are made to the currently scheduled vesting. Any employee stock compensation grants on or after January 2, 2006 will be valued in accordance with SFAS 123(R). Accordingly, the Company expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations and income (loss) per share.

Treasury Stock

       Common stock held in treasury is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

Costs of Business Acquisitions

       The Company defers any costs incurred relating to the pursuit of business acquisitions while the potential acquisition process is ongoing. Whenever the acquisition is successful, such costs are included as a component of the purchase price of the acquired entity. Whenever the Company decides it will no longer pursue a potential acquisition, any related deferred costs are expensed at that time.

Foreign Currency Translation

       Financial statements of a foreign subsidiary are prepared in its local currency and translated into United States dollars at the current exchange rate for assets and liabilities and at an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the “Currency translation adjustment” component of “Accumulated other comprehensive income (deficit)” in the accompanying consolidated statements of stockholders' equity.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Income Taxes

       The Company files a consolidated Federal income tax return with all of its subsidiaries except Deerfield, the Opportunities Fund and the DM Fund. The Company provides for Federal income taxes on the income of these entities net of minority interests since, as limited liability companies, their income is includable in the Federal income tax returns of its various members. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

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

       Asset management and related fees consist of the following types of revenues generated by the Company in its capacity as the investment manager for various investment funds and private investment accounts (collectively with the REIT, the “Funds”) and as the collateral manager for various CDOs: (1) management fees, (2) incentive fees and (3) other related fees. Management fees are recognized as revenue when the management services have been performed for the period and sufficient cash flows have been generated by the CDOs to pay the fees under the terms of the related management agreements. In connection with these agreements, the Company has subordinated receipt of certain of its management fees. In addition, the Company recognizes non-cash management fee revenue related to its restricted stock and stock options in the REIT based on their current fair values which are amortized from deferred income to revenues over the vesting period. Incentive fees are based upon the performance of the Funds and CDOs and are recognized as revenues when the amounts become fixed and determinable upon the close of a performance period for the Funds and all contingencies have been resolved. Contingencies may include the achievement of minimum CDO or Fund performance requirements specified under certain agreements with some investors to provide minimum rate of return or principal loss protection. Other related fees primarily include structuring and warehousing fees earned by the Company for services provided to CDOs and are recognized as revenues upon the rendering of such services and the closing of the respective CDO.

Advertising Costs

       The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales of Company-owned restaurants. Except as noted below, the Company accounts for contributions made related to the Company-owned restaurants to advertising cooperatives as expense when the related net sales are recognized for those respective advertising cooperatives that are not consolidated by the Company or as an expense the first time the related advertising takes place for those advertising cooperatives that are consolidated by the Company. In addition, the Company makes certain

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

contributions to AFA, which are not dependent on net sales, specifically as part of a national cable television advertising campaign, which are also expensed the first time the related advertising takes place. All other advertising costs are expensed as incurred. Substantially all of the “Advertising and selling” expenses in the accompanying consolidated statements of operations for 2003, 2004 and 2005 represent advertising costs.

Rental Expense

       Rental expense, including scheduled rent increases, is recognized on a straight-line basis over the term of the respective operating lease, including periods covered by renewal options that the Company believes it is reasonably assured of exercising where the failure to renew would result in an economic detriment to the Company (“Straight-Line Rent”).

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

       The restaurant segment is operated through franchised and Company-owned Arby's® quick service restaurants specializing in slow-roasted roast beef sandwiches. Arby's restaurants also offer an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. These include Arby's Market Fresh® sandwiches, salads and wraps. Some of the Arby's system-wide restaurants are multi-branded with the Company's T.J. Cinnamons® product line. The franchised restaurants are principally located throughout the United States and, to a much lesser extent, Canada. The Company's owned restaurants are located in 28 states, with the largest number in Michigan, Florida, Indiana, Georgia, Ohio and Pennsylvania. Information concerning the number of Arby's franchised and Company-owned restaurants is as follows:

	2003	2004	2005
Franchised restaurants opened	121	93	76
Franchised restaurants closed	71	79	46
Franchised restaurants acquired principally in the acquisition of RTM (Note 3)	—	—	791
Franchised restaurants open at end of year	3,214	3,228	2,467
Company-owned restaurants open at end of year	236	233	1,039
System-wide restaurants open at end of year	3,450	3,461	3,506

       The asset management segment is comprised of an asset management company that offers a diverse range of fixed income and credit-related strategies to institutional investors from its domestic offices. It currently provides asset management services for CDOs and Funds, including the REIT, but may expand its services into other types of investments.

Use of Estimates

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

       The Company's significant estimates which are susceptible to change in the near term relate to (1) provisions for the resolution of income tax contingencies subject to future examinations of the Company's Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations,” (see Note 15), (2) provisions for the resolution of legal and environmental matters (see Note 28), (3) the valuation of investments and liability positions related to investments which are not publicly traded (see Note 14), (4) provisions for Other Than Temporary Losses (see Note 19) and (5) estimates of impairment of the carrying values of long-lived assets of the restaurant business (see Notes 1 and 18). The Company's estimates of each of these items historically have been adequate. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term. In this connection, in 2004 and, to a much lesser extent, in 2005 the Company's results of operations were materially impacted by the release of income tax reserves and related interest accruals that were no longer required (see Notes 15 and 22).

Certain Risk Concentrations

       The Company believes its vulnerability to risk concentrations in its cash equivalents and investments, including leverage employed in its trading portfolios, is mitigated by (1) the Company's policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments, (3) insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by substantially all of the Company's brokerage firms, to the extent the Company's cash equivalents and investments are held in brokerage accounts, (4) hedging strategies employed in its trading portfolios that are not designated as hedging instruments and (5) diversification of credit positions by industry, credit rating and individual issuers for asset-backed and corporate debt securities in its trading portfolios. The Company has no significant major customers which accounted for 10% or more of consolidated revenues in 2003, 2004 or 2005. However, RTM accounted for 9%, 9% and 2% of consolidated revenues and 30%, 29% and 18% of royalties and franchise and related fees in 2003, 2004 and 2005, respectively. The significant decline in those percentages in 2005 resulted from the Company's acquisition of RTM on July 25, 2005. The Company also derives revenues from the REIT, which accounted for 23% of asset management and related fees in 2005, as well as revenues from another Fund, which accounted for 20% and 18% of asset management and related fees in 2004 subsequent to the Deerfield Acquisition and 2005, respectively. In addition, the Company has an institutional investor whose participation in various Funds managed by the Company generated approximately 17% and 12% of asset management and related fees in 2004 subsequent to the Deerfield Acquisition and 2005, respectively. Although revenues attributable to the REIT, the Fund and the institutional investor each represented less than 10% of consolidated revenues during each period, the loss of these revenues would have a material adverse impact on the Company's business.

       The Company's restaurant segment could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses. The Company believes that its vulnerability to risk concentrations in its restaurant segment related to significant vendors and sources of its raw materials for itself and its franchisees is not significant. However, increases in the cost of beef adversely affected profit margins of the Company-owned restaurants in 2003 and 2004, although in 2005 these costs stabilized. The Company also believes that its vulnerability to risk concentrations related to geographical concentration in its restaurant segment is mitigated

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

since the Company and its franchisees generally operate throughout the United States and have minimal foreign exposure.

       The Company believes that it has no material risk concentrations in its asset management segment with respect to sources of investment products or geographic concentration. Since the segment performs its services from its domestic offices, it has no significant foreign exposure although there are investors and Funds and CDOs in certain foreign countries.

(3) Business Acquisitions

2005 Transactions

Acquisition of RTM

       On July 25, 2005, the Company completed the acquisition (the “RTM Acquisition”) of substantially all of the equity interests or the assets of the entities comprising RTM. RTM was the largest franchisee of Arby's restaurants with 775 Arby's in 22 states as of the date of acquisition.

       The total consideration in connection with the RTM Acquisition is currently estimated to be $368,718,000, subject to a post-closing adjustment, consisting of (1) $175,000,000 in cash, (2) 9,684,000 shares of the Company's Class B Common Stock issued from treasury with a fair value of $145,265,000 as of July 25, 2005 based on the closing price of the Company's Class B Common Stock on such date and the two prior days of $15.00 per share, (3) the payment of $21,817,000 of debt, including related accrued interest and prepayment penalties, that was not an obligation of the entities included in the RTM Acquisition, (4) the vested portion of stock options to purchase 774,000 shares of the Company's Class B Common Stock, with a fair value of $4,127,000 as of July 25, 2005, issued in exchange for existing RTM stock options and (5) $22,509,000 of related expenses. The $145,265,000 fair value of the stock issued reduced “Common stock held in treasury” by $81,542,000 representing the average cost of our treasury shares as of July 25, 2005 and increased “Additional paid-in capital” by the remaining $63,723,000. The total consideration represents $17,024,000 for the settlement loss from unfavorable franchise rights and $351,694,000 for the aggregate purchase price for RTM. The settlement loss from unfavorable franchise rights, included in the accompanying consolidated statement of operations for the year ended January 1, 2006, was recognized in accordance with accounting principles generally accepted in the United States of America that require that any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for RTM. The amount of the settlement loss represents the estimated amount of royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements. The closing price on July 25, 2005 of the Company's Class B Common Stock and the two prior days was used to value the 9,684,000 shares since July 25, 2005 was the date that the final terms of the RTM Acquisition were agreed to and announced. The value of the vested portion of the options to purchase 774,000 shares represents the fair value of the total options calculated using the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) less the intrinsic value of the nonvested portion of the options related to future service of the employees.

       In August 2005, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) that is not yet currently effective, covering the resale of the 9,684,000 shares of the Class B Common Stock that were issued by the Company as a portion of the purchase price for RTM, as previously disclosed.

       In connection with the RTM Acquisition, the Company refinanced all of the $268,381,000 existing indebtedness of its restaurant segment and $211,974,000 of then existing RTM debt (see Note 11).

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       The preliminary allocation of the purchase price of RTM to the assets acquired and liabilities assumed is reflected in the table at the end of this footnote under “Purchase Price Allocations of Acquisitions.” Such allocation remains preliminary and is subject to finalization. The RTM Acquisition resulted in $397,814,000 of goodwill, of which $157,410,000 will be fully deductible for income tax purposes, and was assigned entirely to the Company's restaurant segment. Such goodwill reflects the substantial value of RTM's historically profitable restaurant business and the Company's expectation of being able to grow RTM's restaurant business and to improve operating efficiencies of the Company's previously existing restaurants through economies of scale. All of the acquired identifiable intangible assets, aggregating $43,620,000, are amortizable and principally include (1) favorable leases of $24,558,000 and (2) reacquired rights under franchise agreements of $17,983,000. Each of those amounts represents the fair value of the respective intangible asset, as determined in accordance with a preliminary independent appraisal. The acquired identifiable intangible assets have a currently estimated weighted average amortization period of approximately 17 years, reflecting a currently estimated weighted average of approximately 15 years for the favorable leases and 20 years for the reacquired rights under franchise agreements.

       The independent appraisal of the fair values of the properties and other intangible assets acquired and the long-term debt and certain other liabilities assumed have been adjusted since the allocation of the purchase price of RTM as reported in the Company's condensed consolidated balance sheet as of October 2, 2005. The allocation of the purchase price of RTM as of January 1, 2006 remains preliminary and subject to finalization since, among other items, the independent appraisal has not been finalized. A reconciliation of the change in goodwill from the estimated preliminary allocation of the purchase price of RTM as reported in the Company's unaudited condensed consolidated balance sheet as of October 2, 2005 to the estimated preliminary allocation as reported in the accompanying consolidated balance sheet as of January 1, 2006 and as set forth in the table below under “Purchase Price Allocations of Acquisitions” is summarized as follows (in thousands):

Goodwill related to the RTM acquisition in estimated preliminary allocation of purchase price at October 2, 2005		$423,541
Adjustment to estimated cost of RTM from a decrease in estimated expenses		(786)
Changes to fair values of assets acquired and liabilities assumed, principally as a result of revisions to a preliminary estimated independent appraisal:
Increase in current assets	$(6,682)
Decrease in properties	17,951
Decrease in other intangible assets	17,222
Increase in deferred costs and other assets	(418)
Increase in current liabilities	10,495
Decrease in long-term debt	(97,287)
Increase in other liabilities and deferred income	19,438	(39,281)

Increase in deferred tax liability due to effects of above adjustments		14,340

Goodwill related to the RTM Acquisition in estimated preliminary allocation of purchase price at January 1, 2006		$397,814

       RTM's results of operations and cash flows subsequent to the July 25, 2005 date of the RTM Acquisition have been included in the accompanying consolidated statements of operations and cash flows for the year ended January 1, 2006, as applicable, but are not included in 2003 and 2004. In this regard, net sales of RTM commencing with the Company's acquisition on July 25, 2005 were $357,520,000 in 2005. Royalties and franchise and related fees earned by the Company from RTM through July 25, 2005 were $27,325,000 and $29,275,000 in 2003 and 2004, respectively, and were $16,253,000 through July 25, 2005. Following the RTM Acquisition, royalties and franchise and related fees from RTM of $13,587,000 were eliminated in consolidation.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Acquisition of Indiana Restaurants

       On December 22, 2005, the Company completed the acquisition of the operating assets, net of liabilities assumed, of 15 restaurants (the “Indiana Restaurants”) in the Indianapolis and South Bend, Indiana markets from entities controlled by a franchisee (the “Indiana Restaurant Acquisition”) for total estimated consideration of $4,572,000. The total estimated consideration was comprised of (1) $3,083,000 in cash, (2) the assumption of $1,202,000 of debt, (3) $125,000 of related estimated expenses and (4) the estimated liability for a post-closing adjustment of $162,000. The total consideration represents $146,000 for the settlement loss from unfavorable franchise rights (see discussion of accounting for settlement loss above under “Acquisition of RTM”) and $4,426,000 for the aggregate purchase price. In connection with the Indiana Restaurant Acquisition, the Company entered into new twenty-year leases for seven of the restaurants with entities affiliated with the seller with rental payments in 2006 under these leases expected to be $618,000.

       The preliminary allocation of the purchase price of the Indiana Restaurants to the assets acquired and liabilities assumed is reflected in the table at the end of this footnote under “Purchase Price Allocations of Acquisitions.” The Indiana Restaurant Acquisition resulted in goodwill of $2,371,000 that will be fully deductible for income tax purposes and has been assigned entirely to the Company's restaurant segment. The only identifiable asset as determined in accordance with a preliminary independent appraisal relates to reacquired rights under franchise agreements of $375,000, which will be amortized over 20 years.

       The results of operations and cash flows of the Indiana Restaurants subsequent to the December 22, 2005 date of the Indiana Restaurant Acquisition have been included in the accompanying consolidated statements of operations and cash flows for the year ended January 1, 2006, as applicable, but are not included in 2003 and 2004. In this regard, net sales related to the Indiana Restaurants commencing with the Company's acquisition on December 22, 2005 were $265,000. Royalties and franchise and related fees earned by the Company from the Indiana Restaurants were $378,000 and $429,000 in 2003 and 2004, respectively, and were $382,000 in 2005 through December 22, 2005. Following the Indiana Restaurant Acquisition, royalties and franchise and related fees from the Indiana Restaurants of $9,000 were eliminated in consolidation.

2004 Transaction

Acquisition of Deerfield

       On July 22, 2004 the Company completed the acquisition of a 63.6% capital interest in Deerfield (the “Deerfield Acquisition”) for an aggregate cost of $94,907,000, consisting of payments of $86,532,000 to selling owners and expenses of $8,375,000, including expenses reimbursed to a selling owner. The Company acquired Deerfield with the expectation of growing the substantial value of Deerfield's historically profitable investment advisory brand. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager and represents a business segment of the Company (see Notes 2 and 29).

       The final allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed is presented below at the end of this footnote under “Purchase Price Allocations of Acquisitions.” The Deerfield Acquisition resulted in $54,111,000 of goodwill (see Note 9), which will be fully deductible for income tax purposes and was assigned entirely to the Company's asset management business segment. Such goodwill reflects the substantial value of Deerfield's historically profitable investment advisory brand, as disclosed above, and the Company's expectation of being able to further grow Deerfield's asset management portfolio thereby increasing its asset management fee revenues. The acquired identifiable intangible assets, aggregating $34,227,000, principally include (1) asset management contracts for Funds of $17,720,000, (2) asset management contracts for CDOs of $14,508,000, (3) asset management computer software systems of $1,062,000 and (4) non-compete agreements of $846,000, and are all amortizable. Each of those amounts represents the Company's 63.6% interest in the fair value of the respective intangible asset, as determined in accordance with an independent appraisal. The management contracts were valued using an income approach based on the present value of estimated net cash flows that these contracts are expected to generate in the

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

future. Software technology was valued utilizing a replacement cost approach involving development costs, annual support costs and license fees and the associated timing of these costs. The non-compete contracts were valued using a lost revenues approach which is a type of income approach that involves present valued estimates of probable revenue losses if key individuals were to initiate a competing enterprise. The acquired identifiable intangible assets have a weighted average amortization period of approximately 11 years, reflecting a weighted average of approximately 12 years for the asset management contracts and approximately 4 years for the other intangible assets.

       Deerfield's results of operations, less applicable minority interests, and cash flows subsequent to the July 22, 2004 date of the Deerfield Acquisition through January 1, 2006 have been included in the accompanying consolidated statements of operations and cash flows for the years ended January 2, 2005 and January 1, 2006.

Pro Forma Operating Data (Unaudited)

       The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted Data”) of the Company for 2004 and 2005 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the Deerfield Acquisition, the RTM Acquisition and the Indiana Restaurant Acquisition as if they had been consummated as of the beginning of each respective year (in thousands except per share amounts):

	2004		2005
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues	$328,579	$1,117,037	$727,334	$1,159,314
Operating profit (loss)	2,734	51,169	(32,074)	(8,038)
Income (loss) from continuing operations	1,477	15,500	(58,912)	(55,422)
Net income (loss)	13,941	42,081	(55,627)	(52,137)
Basic income (loss) per share:
Class A Common Stock:
Continuing operations	.02	.19	(.84)	(.74)
Net income (loss)	.20	.54	(.79)	(.69)
Class B Common Stock:
Continuing operations	.02	.22	(.84)	(.74)
Net income (loss)	.23	.59	(.79)	(.69)
Diluted income (loss) per share:
Class A Common Stock:
Continuing operations	.02	.18	(.84)	(.74)
Net income (loss)	.19	.51	(.79)	(.69)
Class B Common Stock:
Continuing operations	.02	.21	(.84)	(.74)
Net income (loss)	.22	.57	(.79)	(.69)

       This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Deerfield Acquisition, the RTM Acquisition and the Indiana Restaurant Acquisition actually been consummated as of the beginning of each of the respective years presented above or of the Company's future results of operations.

       The 2005 results set forth above, both “As Reported” and “As Adjusted,” include $11,961,000 of pretax “Facilities relocation and corporate restructuring” charges following the RTM Acquisition. These charges are discussed further in Note 17.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Purchase Price Allocations of Acquisitions

       The following table (1) summarizes the final allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed in the Deerfield Acquisition, (2) summarizes on a preliminary basis the allocations of the purchase price of each of RTM and the Indiana Restaurants to the assets acquired and liabilities assumed in the RTM Acquisition and the Indiana Restaurant Acquisition which remain subject to finalization due to the recent dates of the acquisitions and (3) provides a reconciliation to “Cost of business acquisitions, less cash acquired and equity consideration” in the accompanying consolidated statements of cash flows for the years ended January 2, 2005 and January 1, 2006 (in thousands):

	2004	2005
	Deerfield Acquisition	RTM Acquisition	Indiana Restaurant Acquisition	Total

Current assets	$30,877	$42,048	$155	$42,203
Restricted cash equivalents	400	—	—	—
Investments	49	—	—	—
Properties	739	314,827	9,838	324,665
Goodwill	54,111	397,814	2,371	400,185
Other intangible assets	34,227	43,620	375	43,995
Deferred costs and other assets	590	5,496	17	5,513
Note receivable from non-executive officer of a subsidiary of the Company reported as a reduction of stockholders' equity	—	519	—	519

Total assets acquired	120,993	804,324	12,756	817,080

Current liabilities, including current portion of long-term debt of $52,560 in 2005	24,039	140,486	422	140,908
Long-term debt	—	244,470	9,214	253,684
Deferred income taxes	—	39,873	—	39,873
Other liabilities and deferred income	2,047	27,801	47	27,848

Total liabilities assumed	26,086	452,630	9,683	462,313

Net assets acquired	94,907	351,694	3,073	354,767
Less:
Cash acquired	(1,014)	(7,605)	(11)	(7,616)
Triarc Class B Common Stock issued to sellers	—	(145,265)	—	(145,265)
Stock options to purchase Triarc Class B Common Stock granted to employees of RTM replacing their options in RTM	—	(4,127)	—	(4,127)

Cost of Deerfield, RTM and Indiana Restaurant Acquisitions, less cash acquired and, for RTM, equity consideration	93,893	$194,697	$3,062	197,759

Other restaurant acquisitions	—			468

Cost of business acquisitions, less cash acquired and equity consideration	$93,893			$198,227

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(4) Income (Loss) Per Share

       Income (loss) per share amounts in the accompanying consolidated financial statements and notes thereto reflect the effect of a stock distribution (the “Stock Distribution”) on September 4, 2003 of two shares of Class B Common Stock for each share of Class A Common Stock issued as of August 21, 2003 (see Note 16), as if the Stock Distribution had occurred at the beginning of 2003.

       Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. Net loss for 2003 and 2005 was allocated equally among each weighted average outstanding share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for 2004 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. The weighted average number of shares includes the weighted average effect of the shares that were held in two deferred compensation trusts until their release in December 2005, for which the fair value as of the date of issuance was reported in “Deferred compensation payable in common stock” as a component of “Stockholders' equity,” and not as outstanding shares, in the accompanying consolidated balance sheet as of January 2, 2005 (see Notes 16 and 27).

       Diluted loss per share for 2003 and 2005 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive. Diluted income per share for 2004 has been computed by dividing the allocated income for the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class plus the potential common share effect on each class of dilutive stock options, computed using the treasury stock method, as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income from continuing operations per share (see Note 11).

       The only Company securities as of January 1, 2006 that could dilute basic income per share for years subsequent to January 1, 2006 are (1) outstanding stock options which can be exercised into 3,849,000 shares and 14,485,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively (see Note 16), (2) 149,000 and 730,000 contingently issuable Restricted Shares of the Company's Class A Common Stock and Class B Common Stock, respectively (see Note 16) and (3) the Convertible Notes of $175,000,000 as of January 1, 2006 which were convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively (see Note 11). However, as disclosed in Note 11, in February 2006 $165,776,000 of the Convertible Notes were effectively converted into 4,144,000 and 8,289,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, reducing the outstanding Convertible Notes to $9,224,000 and the shares issuable upon conversion to 231,000 and 461,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively. The weighted average effect of these newly-issued shares will be included in basic shares for the income or loss per share calculation for periods beginning with the Company's 2006 first quarter ending April 2, 2006.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

	2003	2004	2005
Class A Common Stock:
Continuing operations	$(4,361)	$476	$(19,998)
Discontinued operations	748	4,018	1,115

Net income (loss)	$(3,613)	$4,494	$(18,883)

Class B Common Stock:
Continuing operations	$(8,722)	$1,001	$(38,914)
Discontinued operations	1,497	8,446	2,170

Net income (loss)	$(7,225)	$9,447	$(36,744)

The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

	2003	2004	2005
Class A Common Stock:
Weighted average shares
Outstanding	19,755	21,111	22,090
Held in deferred compensation trusts	248	1,122	1,676

Basic shares	20,003	22,233	23,766
Dilutive effect of stock options	—	1,182	—

Diluted shares	20,003	23,415	23,766

Class B Common Stock:
Weighted average shares
Outstanding	39,514	38,249	42,892
Held in deferred compensation trusts	496	2,591	3,353

Basic shares	40,010	40,840	46,245
Dilutive effect of stock options	—	2,366	—

Diluted shares	40,010	43,206	46,245

(5) Short-Term Investments and Certain Liability Positions

Short-Term Investments

       The Company's short-term investments are carried at fair market value, except for short-term Cost Investments (see Note 1) set forth in the table below. These short-term investments include both short-term investments not pledged as collateral which are reported as “Other short-term investments” in the accompanying consolidated balance sheets and short-term trading securities pledged as collateral, where the counterparty may sell or pledge the securities, which are reported as “Short-term investments pledged as collateral” in the accompanying consolidated balance sheets. The cost of available-for-sale debt securities represents amortized cost. The cost of available-for-sale securities and other short-term investments have also been reduced by any Other Than Temporary Losses (see Note 19). Information regarding the Company's short-term investments at January 2, 2005 and January 1, 2006 is as follows (in thousands):

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

	Year-End 2004					Year-End 2005
		Unrealized Holding					Unrealized Holding
	Cost	Gains	Losses	Fair Value	Carrying Amount	Cost	Gains	Losses	Fair Value	Carrying Amount
Available-for-sale:
Marketable equity securities	$34,751	$6,231	$(297)	$40,685	$40,685	$32,919	$9,759	$(549)	$42,129	$42,129
Asset-backed securities	25,497	10	(19)	25,488	25,488	25,699	13	(6)	25,706	25,706
Preferred shares of CDOs (Note 23)	18,350	334	—	18,684	18,684	20,890	103	—	20,993	20,993
United States government and government agency debt securities	14,019	—	(38)	13,981	13,981	13,419	—	(62)	13,357	13,357
Commercial paper	9,157	—	—	9,157	9,157	11,417	—	—	11,417	11,417
Debt mutual fund	8,653	—	(8)	8,645	8,645	8,973	—	(183)	8,790	8,790
Corporate debt securities	2,186	655	—	2,841	2,841	—	—	—	—	—

Total available-for-sale securities	112,613	$7,230	$(362)	119,481	119,481	113,317	$9,875	$(800)	122,392	122,392

Trading, other than securities pledged as collateral:
Asset-backed securities	32,359			32,354	32,354	74,121			76,213	76,213
United States government debt securities	2,810			2,799	2,799	—			—	—
Corporate debt securities	8,004			8,003	8,003	5,008			5,018	5,018
Marketable equity securities	317			50	50	2,731			2,720	2,720
Participations in bank loans	—			—	—	4,470			4,493	4,493
Derivatives (Note 13)	—			1,042	1,042	176			877	877

Total trading securities	43,490			44,248	44,248	86,506			89,321	89,321

Short-term derivatives other than trading	—			—	—	671			1,926	1,926

Short-term Cost Investments	19,348			24,530	19,348	16,537			19,975	16,537

Total “Other short-term investments”	$175,451			$188,259	$183,077	$217,031			$233,614	$230,176

Trading, pledged as collateral:
Asset-backed securities	$10,632			$10,632	$10,632	$493,823			$487,322	$487,322
United States government debt securities	—			—	—	41,074			40,960	40,960
Corporate debt securities	4,498			4,509	4,509	7,973			7,858	7,858
Marketable equity securities	—			—	—	4,950			5,003	5,003

Total “Short-term investments pledged as collateral”	$15,130			$15,141	$15,141	$547,820			$541,143	$541,143

       As of January 1, 2006, the Company had an aggregate of $800,000 of unrealized holding losses on available-for-sale securities relating to 29 securities and a debt mutual fund. The debt mutual fund and 26 of the 29 securities have been in a continuous unrealized loss position for less than 12 months representing an aggregate unrealized loss of $798,000. Three of the 29 securities have been in a continuous loss position for more than 12 months representing an aggregate unrealized loss of $2,000.

       The maturities as of January 1, 2006 of asset-backed securities, including those with and without a single maturity date, United States government and government agency debt securities and commercial paper which are classified as available-for-sale at fair value, which is equal to their carrying value, are as follows (in thousands):

Within one year	$24,774
After two years through five years	6,557
Six years	1,552
Asset-backed securities not due at a single maturity date	17,597

$50,480

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Proceeds from sales and maturities of available-for-sale securities and gross realized gains and gross realized losses on those sales, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 19), are as follows (in thousands):

	2003	2004	2005
Proceeds from sales, including maturities	$247,364	$206,563	$100,595

Gross realized gains	$5,238	$12,055	$7,278
Gross realized losses	(98)	(8,243)	(621)

	$5,140	$3,812	$6,657

       The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):

	2003	2004	2005
Unrealized holding gains arising during the year	$2,105	$5,501	$6,615
Reclassifications of prior year unrealized holding gains into net income or loss	(324)	(627)	(4,408)
Equity in unrealized holding losses arising during the year	(23)	(20)	(2,631)
Equity in reclassifications of prior year unrealized holding losses into net income or loss	—	—	420

	1,758	4,854	(4)
Income tax provision	(605)	(1,699)	(48)
Minority interests in (increase) decrease in unrealized holding gains of a consolidated subsidiary	—	(129)	89

	$1,153	$3,026	$37

       The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income (loss) (in thousands):

	2004	2005
Unrealized holding gains arising during the year	$—	$1,930
Equity in unrealized holding gains (losses) arising during the year	(9)	1,330
Equity in reclassifications of prior year unrealized holding losses into net income or loss	—	35

	(9)	3,295
Income tax benefit (provision)	3	(1,241)

	$(6)	$2,054

       The change in the net unrealized gain (loss) on trading securities and trading derivatives, resulted in gains (losses) of $5,205,000, $(2,050,000) and $(5,392,000) in 2003, 2004 and 2005, respectively, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 19).

       Short-term Cost Investments represent (1) investments in limited partnerships, limited liability companies and similar investment entities, principally hedge funds which invest in securities that primarily consist of debt securities, common and preferred equity securities, convertible preferred equity and debt securities, stock warrants and stock options and (2) an operating limited liability company. The underlying investments include both domestic and foreign securities.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Certain Liability Positions Related to Short-Term Investments

       Certain liability positions related to short-term investments consisted of the following (in thousands):

	Year-End
	2004	2005
Securities sold under agreements to repurchase	$15,169	$522,931

Other liability positions related to short-term investments:
Securities sold with an obligation to purchase	10,251	456,262
Derivatives held in trading portfolios in liability positions (Note 13)	373	903

	$10,624	$457,165

       The Company enters into (1) securities sold under agreements to repurchase (“Repurchase Agreements”), (2) debt and equity securities sold with an obligation to purchase (“Short Sales”) and (3) derivatives which are held in trading portfolios, certain of which were in liability positions, principally in the Opportunities Fund as part of the fund's investment strategy. Repurchase Agreements are securities sold under agreements to repurchase for fixed amounts at specified future dates. Short Sales are debt and equity securities not owned at the time of sale that require purchase of the respective debt and equity securities at a future date. The change in the net unrealized gains (losses) on securities sold with an obligation to purchase resulted in gains (losses) of $(4,578,000), $291,000 and $(64,000) in 2003, 2004 and 2005, respectively, which are included in “Investment income, net” (see Note 19). Derivatives held in trading portfolios in liability positions as of January 2, 2005 consisted of certain futures contracts and credit default swaps, and as of January 1, 2006, consisted of certain interest rate swaps, credit default swaps, options on United States government debt securities and foreign currency and a foreign currency forward contract (see Notes 13 and 14).

Collateral

       It is the Company's policy to obtain collateral with a market value equal to or in excess of the contract amount, including accrued interest, under reverse repurchase agreements at the time of executing the transaction. Similarly, the Company provides collateral to counterparties under repurchase agreements. As of January 1, 2006, debt securities and marketable equity securities with an aggregate carrying value of $541,143,000 classified as “Short-term investments pledged as collateral” in the accompanying consolidated balance sheet and restricted cash of $4,056,000 (see Note 7) are pledged as collateral for Repurchase Agreements. In addition, as of January 1, 2006, the Company had received securities with a fair value of $319,141,000, including accrued interest, as collateral for its reverse repurchase agreements of $317,408,000 included in restricted cash and cash equivalents. Of the securities received as collateral by the Company, $317,745,000 was used by the Company to satisfy obligations under securities sold with an obligation to purchase during 2005. Further, as of January 1, 2006, marketable equity securities with an aggregate carrying value of $3,985,000 and restricted cash equivalents of $7,401,000 are pledged as collateral for Short Sales. Restricted cash of $14,938,000 secures the notional amounts of derivatives held in trading portfolios (see Note 13). Restricted cash of $257,000 secures the notional amount of other short-term derivatives (see Note 13). In addition, certain preferred shares of CDOs with an aggregate carrying value of $15,349,000 as of January 1, 2006 are pledged as collateral for certain notes payable (see Note 10).

(6) Balance Sheet Detail

Cash

       Cash and cash equivalents aggregating $52,241,000 as of January 1, 2006 are pledged as collateral for obligations under the Company's credit agreement (see Note 11). Although such balances were pledged as collateral, they were not restricted from use within the Company.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Accounts and Notes Receivable

       The following is a summary of the components of accounts and notes receivable (in thousands):

	Year-End
	2004	2005
Accounts:
Trade	$26,795	$31,417
Related parties (Note 27)	19	1,144
Other	2,662	13,615

	29,476	46,176
Notes:
Trade	—	444
Related parties (a)	—	1,890
Other (Note 10)	5,000	—

	34,476	48,510

Less allowance for doubtful accounts:
Trade accounts	137	101
Other accounts	124	68
Related party notes (a)	—	422

	261	591

	$34,215	$47,919

       The following is an analysis of the allowance for doubtful accounts (in thousands):

	2003	2004	2005
Balance at beginning of year	$1,259	$675	$261

Provision for (recovery of) doubtful accounts:
Trade accounts (b)	(115)	(363)	123
Other accounts	(12)	—	—
Trade notes (c)	(367)	—	—

	(494)	(363)	123

Allowance for doubtful accounts for related party notes (a)	—	—	422

Uncollectible accounts written off:
Trade accounts	(77)	(7)	(159)
Other accounts	(13)	(44)	(56)

	(90)	(51)	(215)

Balance at end of year	$675	$261	$591

(a)	Represents notes receivable due in 2006 from officers and employees relating to co-investments with the Company and the related allowance for doubtful accounts. Such notes and the related allowance for doubtful accounts were included in non-current assets at Year-End 2004 in accordance with their terms (see “Deferred Costs and Other Assets” below and Note 27).
(b)	The recovery in 2003 and 2004 represents the release of allowances for doubtful accounts no longer required due to a continuing favorable collections history for formerly delinquent trade accounts.
(c)	The reversal in 2003 represents the realization of collections related to fully-reserved notes receivable from two franchisees.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Certain receivables with an aggregate net book value of $21,999,000 as of January 1, 2006 are pledged as collateral for obligations under the Company's credit agreement (see Note 11).

Inventories

       Inventories consist principally of food, beverage and paper inventories and are classified entirely as raw materials. As of January 1, 2006, all inventories are pledged as collateral for certain debt (see Note 11).

Properties

       The following is a summary of the components of properties (in thousands):

	Year-End
	2004	2005
Owned:
Land	$1,526	$73,993
Buildings and improvements	1,080	67,402
Office, restaurant and transportation equipment	96,273	176,893
Leasehold improvements	48,625	81,969
Leased (a):
Capitalized leases	1,550	35,246
Sale-leaseback assets	—	77,116

	149,054	512,619
Less accumulated depreciation and amortization	45,620	68,762

	$103,434	$443,857

(a)	Leased assets capitalized principally include buildings and improvements.

       Properties with a net book value of $237,130,000 as of January 1, 2006 are pledged as collateral for certain debt (see Note 11).

Deferred Costs and Other Assets

       The following is a summary of the components of deferred costs and other assets (in thousands):

	Year-End
	2004	2005
Deferred financing costs	$19,827	$19,968
Notes receivable from related parties, net of allowance of $422 (a)	1,468	—
Other notes receivable	388	3,227
Other	9,966	9,892

	31,649	33,087
Less accumulated amortization	10,136	4,190

	$21,513	$28,897

(a)	The allowance for non-current doubtful accounts was $569,000 as of December 29, 2002. The allowance was increased during 2003 by a $67,000 additional provision and was reduced during 2003 and 2004 by $194,000 and $20,000, respectively, in connection with the write-off of certain uncollectible accounts which were forgiven in accordance with their terms. The notes receivable from related parties are due in 2006 and, accordingly, the notes receivable and the related allowance of $422,000 were classified as current and included in “Accounts and notes receivable” (see above) as of Year-End 2005.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Other assets aggregating $5,874,000 as of January 1, 2006 are pledged as collateral for obligations under the Company's credit agreement (see Note 11).

Accounts Payable

       The following is a summary of the components of accounts payable (in thousands):

	Year-End
	2004	2005
Trade	$10,530	$56,148
Related parties (Note 27)	140	5,190
Other	2,591	3,112

	$13,261	$64,450

Accrued Expenses and Other Current Liabilities

       The following is a summary of the components of accrued expenses and other current liabilities (in thousands):

	Year-End
	2004	2005
Accrued compensation and related benefits	$50,666	$88,355
Accrued interest	3,879	9,862
Accrued taxes	8,977	14,227
Remaining payment due for investment in Jurlique International Pty Ltd. (Note 8)	14,049	—
Other	13,186	40,136

	$90,757	$152,580

Minority Interests in Consolidated Subsidiaries

       The following is a summary of the components of minority interests in equity of consolidated subsidiaries (in thousands):

	Year-End
	2004	2005
Minority interests in:
Opportunities Fund (4.8% and 23.6%) (Note 1)	$5,154	$31,106
Deerfield (36.4% capital interest and 38.5% profit interests) (Notes 1 and 16)	4,949	10,758
280 BT (41.1%) (Note 27)	585	585
TDH (0.3% capital interests and up to 15% profit interests) (Note 16)	—	499
DM Fund (6.7%)	—	379
Jurl (0.3% capital interests and up to 15% profit interests) (Note 16)	—	99

	$10,688	$43,426

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Except for the Opportunities Fund, the minority interests set forth above are comprised principally of interests held by the Company's management (see Notes 16 and 27).

(7) Restricted Cash and Cash Equivalents

       The following is a summary of the components of current restricted cash and cash equivalents (in thousands):

	Year-End
	2004	2005
Collateral securing obligations for securities sold with an obligation to purchase (Note 5)	$10,255	$324,809
Margin requirement securing Repurchase Agreements and the notional amounts of short-term investment derivatives (Note 5)	6,017	19,251

	$16,272	$344,060

       The following is a summary of the components of non-current restricted cash equivalents (in thousands):

	Year-End
	2004	2005
Collateral supporting letters of credit securing payments due under leases	$2,339	$2,339
Collateral supporting obligations under insured securitization notes refinanced in 2005	30,547	—

	$32,886	$2,339

(8) Investments

       The following is a summary of the carrying value of investments classified as non-current (in thousands):

	Investment
	Year-End		Year-End 2005
	2004	2005	% Owned	Underlying Equity	Market Value
Encore Capital Group, Inc., at equity	$8,330	$6,121	5.3%	$6,260	$20,787
Deerfield Triarc Capital Corp., at equity	14,055	15,454	2.2%	15,313	15,544
Unvested restricted stock and stock options in Deerfield Triarc Capital Corp., at fair value	6,321	4,182
Jurlique International Pty Ltd., at cost	25,611	30,164
Investments held in deferred compensation trusts, at cost (Note 27)	17,001	17,159
Non-marketable equity securities, at cost	3,756	3,756
Other, at cost	7,140	8,250

	$82,214	$85,086

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       The Company's consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and included as a component of “Other income, net” (see Note 21) in the accompanying consolidated statements of operations consisted of the following components (in thousands):

	2003	2004	2005
Encore Capital Group, Inc.	$2,052	$2,230	$1,873
Deerfield Triarc Capital Corp.	—	(11)	1,112

	$2,052	$2,219	$2,985

       The Company and certain of its officers have invested in Encore Capital Group, Inc. (“Encore”), with the Company owning 5.3% and certain present officers, including entities controlled by them, collectively owning 5.8% of Encore's issued and outstanding common stock (the “Encore Common Stock”) as of January 1, 2006. Encore is a financial services company which purchases and manages charged-off consumer receivable portfolios acquired at deep discounts from their face value. The Company accounts for its investment in Encore under the Equity Method, though it owns less than 20% of the voting stock of Encore, because of the Company's ability to exercise significant influence over operating and financial policies of Encore through the Company's greater than 20% representation on Encore's board of directors. In their capacity as directors, the Company's representatives consult with the management of Encore with respect to various operational and financial matters of Encore and approve the selection of Encore's senior officers.

       In connection with a public offering of Encore Common Stock in October 2003 (the “Encore Offering”), all of the outstanding convertible preferred stock of Encore (the “Encore Preferred Stock”) was converted into 10,000,000 shares of Encore Common Stock and certain stock warrants, including warrants owned by the Company, and employee stock options for Encore Common Stock were exercised. The Company received 1,745,660 shares and 101,275 shares of Encore Common Stock upon conversion of its Encore Preferred Stock and exercise of warrants, respectively. Immediately prior to these conversions and exercises, the Company owned 535,609 shares, or 7.2%, of the outstanding Encore Common Stock. As a result of these conversions and exercises, the Company owned 13.0% of the outstanding Encore Common Stock before giving effect to the Encore Offering. In the Encore Offering, 5,750,000 shares of Encore Common Stock were sold at a price of $11.00 per share, before fees and expenses of $0.96 per share. The Encore Offering included 3,000,000 newly issued shares and 2,750,000 shares offered by certain existing stockholders, including the Company and certain of the Company's officers, of which the Company sold 379,679 shares (the “Company's Encore Sale”). The Company's ownership percentage in Encore was reduced to 9.4% after giving effect to the Encore Offering and was further reduced to 9.1%, 9.0% and 5.3% as of December 28, 2003, January 2, 2005 and January 1, 2006, respectively, as a result of additional exercises of Encore stock options, exercises of warrants by third parties in 2003 and sales of Encore Common Stock by the Company in 2005.

       The Company recorded a $5,810,000 gain for the year ended December 28, 2003 relating to the Company's Encore Sale and the effect of the Encore Offering. Such gain consisted of (1) $3,292,000 arising from the Company's Encore Sale and (2) $2,518,000 representing non-cash gains consisting of $2,362,000 from the Encore Offering for the Company's equity in the excess of the $10.04 net per share proceeds to Encore in the Encore Offering over the Company's carrying value per share and the decrease in the Company's ownership percentage and $156,000 from the exercises of Encore stock options and warrants, as referred to in the preceding paragraph, not participated in by the Company. The Company recorded gains of $66,000 and $226,000 in the accompanying consolidated statements of operations for the years ended January 2, 2005 and January 1, 2006 from the exercise of Encore stock options not participated in by the Company. The Company recorded a gain of $11,749,000 for the year ended January 1, 2006 as a result of sales of Encore Common Stock by the Company during 2005 as noted above. All such gains are included in “Gain on sale of unconsolidated businesses” (see Note 20) in the accompanying consolidated statements of operations.

       The Company made additional acquisitions of Encore Common Stock (the “2003 Encore Acquisition”) in October 2003 in connection with the preferred stock conversion and the warrant exercise. Since each of those

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

transactions also involved the contribution of capital to Encore's common equity from other third parties, the Company recorded its $540,000 equity interest in those capital contributions as a component of the $552,000 increase in “Additional paid-in capital” reported as “Equity in additions to paid-in capital of an equity investee” in the accompanying consolidated statement of stockholders' equity for the year ended December 28, 2003. The cost of the 2003 Encore Acquisition was $1,026,000 less than the additional underlying equity in the net assets of Encore, excluding the aforementioned third party contributions. The Company's proportionate share of the Encore assets to which such difference could be allocated as a reduction of the Company's proportionate share of those assets as if Encore were a consolidated subsidiary was $350,000. The remaining $676,000 could not be allocated to Encore assets and, since such amount was not material in relation to the Company's consolidated net loss, was included in the 2003 equity in the earnings of Encore of $2,052,000 as set forth in the preceding table. The carrying value of the Company's investment in the common stock of Encore at January 1, 2006 is $139,000 less than the corresponding underlying equity interest in Encore, net of accumulated amortization, comprised of (1) $120,000 related to the Company's original investment in Encore Common Stock prior to 2003 and (2) $19,000 remaining from the $350,000 effectively allocated to Encore's assets, net of amortization and other reductions. The decrease in the difference between the Company's investment in Encore Common Stock and the corresponding underlying equity interest in Encore amounted to $207,000 during the year ended January 1, 2006, of which $133,000 is netted in the gain from sale of investment in Encore included in “Gain on sale of unconsolidated businesses” and $74,000 is netted in the equity in net earnings of investees included in “Other income, net” (see Note 21) in the accompanying consolidated statement of operations.

       In December 2004 the Company purchased 1,000,000 shares of the REIT (see Note 1), the assets of which are managed by the Company. This purchase was pursuant to a private offering (the “2004 REIT Offering”), and was for $15,000,000, less $912,000 of related issuance costs, principally underwriters' discount. These shares represented a 3.7% ownership percentage of the REIT at January 2, 2005. The Company accounts for its investment in the REIT under the Equity Method due to the Company's significant influence over the operational and financial policies of the REIT, principally reflecting the Company's greater than 20% representation on the REIT's board of directors and the management of the REIT by the Company. During the year ended January 1, 2006, the REIT sold 25,000,000 shares in an initial public offering (the “2005 REIT Offering”) at a price of $16.00 per share before issuance costs of $1.05 per share. As a result of the 2005 REIT Offering, the Company's then ownership percentage in the REIT decreased to 1.9% from 3.7% and the Company recorded a non-cash gain of $467,000 during 2005 representing the Company's equity in the excess of the $14.95 net per share proceeds to the REIT in the 2005 REIT Offering over the Company's carrying value per share and the decrease in the Company's ownership percentage. This gain is included in “Gain on sale of unconsolidated businesses” (see Note 20) in the accompanying consolidated statements of operations. The Company received $1,272,000 of distributions with respect to its investment in the REIT during the year ended January 1, 2006 which, in accordance with the Equity Method, reduced the carrying value of this investment.

       In connection with the 2004 REIT Offering, the Company was granted 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT (collectively, the “Restricted Investments”). During the year ended January 1, 2006, one-third of the Restricted Investments vested, resulting in 134,616 shares and 448,719 options becoming unrestricted (see below) at fair values of $1,882,000 and $265,000, respectively. The aggregate 1,134,616 unrestricted shares owned by the Company represent an ownership percentage in the REIT of 2.2% at January 1, 2006. The Restricted Investments represent stock-based compensation granted in consideration of the Company's management of the REIT. The Restricted Investments were initially recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income and are adjusted for any subsequent changes in their fair value. Such deferred income is amortized to revenues as “Asset management and related fees” ratably over the three-year vesting period of the Restricted Investments and amounted to $95,000 and $3,838,000 for the years ended January 2, 2005 and January 1, 2006 respectively. During the year ended January 2, 2005, the Company recorded its $232,000 equity in the value of the

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Restricted Investments recorded by the REIT as a charge to the “Unearned Compensation” component of “Stockholders' equity” with an equal offsetting increase to “Additional paid-in capital.” During the year ended January 1, 2006, $113,000 of the unearned compensation was amortized as compensation expense in “General and administrative, excluding depreciation and amortization.” The carrying value of the investment in the REIT exceeded the Company's interest in the underlying equity of the REIT by $222,000 at the time of the Company's purchase of shares in the 2004 REIT Offering as a result of the dilution caused by the grant of restricted stock to the Company for which the REIT received no consideration. This excess is not being amortized since it is similar to goodwill. The carrying value of the investment in the REIT exceeded the Company's interest in the underlying equity in the REIT by $141,000 as of January 1, 2006. This amount consists of (1) $119,000 with respect to the 1,000,000 shares from the 2004 REIT Offering, which decreased from the difference at January 2, 2005 due to the net effect of the 2005 REIT Offering and (2) $22,000 with respect to the 134,616 vested shares noted above, which reflects the excess of the fair value of these shares at the date of vesting compared with the underlying equity at that date.

       In July 2004 the Company acquired a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd. (“Jurlique”), a privately held Australian skin and beauty products company. The Company paid $13,303,000 of the cost of the investment, including expenses of $407,000, in July 2004 with the remainder of 18,000,000 Australian dollars to be paid in July 2005 ($14,049,000 at January 2, 2005 based on the exchange rate at that date—see Note 6). The Company paid $12,308,000 in July 2005 to settle this liability. The amount paid reflected the effect of a foreign currency forward contract the Company had entered into in July 2004 in order to fix the exchange rate for this payment. The Company recorded an overall net gain from this contract of $1,152,000 consisting of a gain in 2004 of $1,640,000 and a loss in 2005 of $(488,000). Despite the effect of the forward contract, the liability for the remainder of the purchase price was required under GAAP to be carried at the then current currency exchange rate. Accordingly, the gain from the forward contract was substantially offset by an overall net loss from the foreign currency adjustment relating to the liability of $(1,138,000) consisting of a loss of $(1,741,000) in 2004 and a gain of $603,000 in 2005. These gains and losses were included in “Other income, net” in the accompanying consolidated statements of operations (see Note 21). In July 2005 the Company made an additional investment in Jurlique of $4,553,000, including expenses of $28,000, which resulted in an increase to the Company's equity interest to 29.0%, with a 15.0% general voting interest. The Company accounts for its investment in Jurlique under the Cost Method since its voting interest does not provide it the ability to exercise significant influence over Jurlique's operational and financial policies. In connection with the Jurlique investment and the July 2005 payment, the Company entered into certain foreign currency related derivative transactions, including the forward contract noted above, that are described in Note 13.

Summary Financial Information of Equity Investments

       Presented below is summary income statement information of Encore for the year ended December 31, 2003, Encore's year-end. Summary information is not presented as of and for the years ended January 2, 2005 and January 1, 2006 because the Company's Equity Investments were not significant to the Company's consolidated total assets or consolidated loss from continuing operations before income taxes and minority interests at those dates or for those years. The summary financial information is as follows (in thousands):

2003
Revenues	$117,502
Income before income taxes	29,423
Net income	18,420
Net income available to common stockholders	18,046

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(9) Goodwill and Other Intangible Assets

       The following is a summary of the components of goodwill (in thousands):

	Year-End
	2004	2005
Goodwill	$129,941	$530,005
Less accumulated amortization	11,677	11,677

	$118,264	$518,328

       The Company no longer amortizes goodwill. A summary of the changes in the carrying amount of goodwill for 2004 and 2005 is as follows (in thousands):

	2004			2005
	Restaurant Segment	Asset Management Segment	Total	Restaurant Segment	Asset Management Segment	Total
Balance at beginning of year	$64,153	$—	$64,153	$64,153	$54,111	$118,264
Goodwill resulting from the Deerfield Acquisition (Note 3)	—	54,111	54,111	—	—	—
Goodwill resulting from the RTM and Indiana Restaurant Acquisitions (Note 3)	—	—	—	400,185	—	400,185
Goodwill resulting from other restaurant acquisitions	—	—	—	302	—	302
Goodwill written off related to sale of restaurant (see below)	—	—	—	(423)	—	(423)

Balance at end of year	$64,153	$54,111	$118,264	$464,217	$54,111	$518,328

       The goodwill write-off of $423,000 in 2005 represents the portion of total goodwill attributable to the Company-owned restaurants reporting unit that was allocated to the restaurant sold based on the ratio of the fair value of the restaurant sold to the total estimated fair value of the Company-owned restaurants reporting unit. Such amount was charged to “Depreciation and amortization, excluding amortization of deferred financing costs” in 2005. The Company may pursue as a part of its strategic plan additional future sales of restaurants to seed market development by new franchisees. These sales may result in additional goodwill write-offs and resulting losses on sales of restaurants even when there had not been any prior impairment of the goodwill of the Company-owned restaurants reporting unit or the long-lived assets of the sold restaurants.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       The following is a summary of the components of other intangible assets, all of which are subject to amortization (in thousands):

	Year-End 2004			Year-End 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Asset management contracts	$32,228	$1,594	$30,634	$31,711	$5,042	$26,669
Favorable leases	3,218	348	2,870	27,848	1,415	26,433
Reacquired rights under franchise agreements	—	—	—	18,358	403	17,955
Computer software	3,174	700	2,474	4,773	2,106	2,667
Trademarks	6,194	4,120	2,074	5,695	4,427	1,268
Non-compete agreements and distribution rights	956	112	844	956	252	704

	$45,770	$6,874	$38,896	$89,341	$13,645	$75,696

       Other intangible assets, related to the restaurant operations other than favorable leases, with an aggregate net book value of $21,225,000 as of January 1, 2006 are pledged as collateral under the Company's credit agreement (see Note 11).

Aggregate amortization expense:
Actual for fiscal year (a):
2004	$4,669
2005	7,796
Estimate for fiscal year:
2006	$8,574
2007	7,161
2008	6,257
2009	5,844
2010	5,479

(a)	Includes $1,670,000 and $969,000 of impairment charges related to other intangible assets in 2004 and 2005, respectively (see Note 18).

(10) Notes Payable

       Notes payable consisted of the following (in thousands):

	Year-End
	2004	2005
Notes payable to financial institutions bearing interest at a weighted average rate of 4.98% and net of unamortized discount of $54, both as of January 1, 2006 (a)	$10,334	$8,036
Note payable to an institutional investor settled on January 26, 2005 (b)	5,000	—

	$15,334	$8,036

(a)	These notes are non-recourse and are secured by certain of the Company's short-term investments in preferred shares of CDOs having a carrying value of $15,349,000 as of January 1, 2006. The notes bear interest at variable rates ranging from the three-month London Interbank Offered Rate (“LIBOR”) plus 0.33% to LIBOR plus 1%, reset quarterly. The notes have no stated maturities, but are payable from a portion or all of distributions the Company receives on, or sales proceeds from, the respective preferred shares of CDOs, as well as certain of the asset management fees to be paid to the Company from the CDOs.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(b)	This note was effectively offset by a related note receivable included in “Accounts and notes receivable” as of January 2, 2005 (see Note 6), both of which were settled on January 26, 2005.

(11) Long-Term Debt

       Long-term debt consisted of the following (in thousands):

	Year-End
	2004	2005
Senior secured term loan bearing interest effectively at a weighted average rate of 6.64% as of January 1, 2006 due through 2012 (a)	$—	$616,900
5% convertible notes due 2023 (b)	175,000	175,000
Sale-leaseback obligations due through 2026 (c)	—	55,553
Capitalized lease obligations due through 2036 (d)	1,036	48,994
Secured bank term loan bearing interest effectively at 6.8% due through 2008 (e)	11,833	8,606
Secured promissory note bearing interest at 8.95% due in 2006 (f)	9,427	7,204
Leasehold notes bearing interest at 10.06% as of January 1, 2006 due through 2014 (g)	64,640	1,319
Insured securitization notes repaid in 2005 (a)	211,860	—
Mortgage, equipment and other notes repaid in 2005 (a)	9,897	—

Total debt	483,693	913,576
Less amounts payable within one year	37,214	19,049

	$446,479	$894,527

       Aggregate annual maturities of long-term debt were as follows as of January 1, 2006 (in thousands):

Fiscal Year	Amount
2006	$19,049
2007	11,957
2008	11,295
2009	9,469
2010	10,273
Thereafter	851,533

$913,576

(a)	In connection with the RTM Acquisition, the Company entered into a new credit agreement (the “Credit Agreement”) for its restaurant business segment. The Credit Agreement includes a senior secured term loan facility in the original principal amount of $620,000,000 (the “Term Loan”) of which $616,900,000 was outstanding as of January 1, 2006 and a senior secured revolving credit facility of $100,000,000, none of which is outstanding as of January 1, 2006. The proceeds of the Term Loan, together with other cash resources, were used to fund the $175,000,000 cash portion of the purchase price for RTM (see Note 3) and to repay $268,381,000 of then existing debt of the Company's restaurant segment (the “Debt Refinancing”) and $211,974,000 of then existing debt of RTM. The debt of the Company's restaurant segment that was repaid included $198,121,000 of insured non-recourse securitization notes, $61,500,000 of leasehold notes and $8,760,000 of equipment, mortgage and other notes. The Term Loan is due $6,200,000 in each year through 2010, $294,500,000 in 2011 and $291,400,000 in 2012. However, the Term Loan requires prepayments of principal amounts resulting from certain events and, beginning in 2007, from excess cash flow of the restaurant segment as determined under the Credit Agreement. The Term Loan bears interest at the Company's option at either (1) LIBOR plus 2.00% or 2.25% depending on a leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio. However, in accordance with the terms of the Credit Agreement, the Company entered into three interest rate swap agreements (the “Term Loan Swap Agreements”) during 2005 that fixed the LIBOR interest rate at 4.12%, 4.56% and 4.64% on $100,000,000, $50,000,000 and $55,000,000, respectively, of the outstanding principal amount of the Term Loan until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. In addition, the Company incurred $13,262,000 of expenses related to the Credit Agreement which have been deferred in “Deferred costs and other assets” in the accompanying consolidated balance sheet as of January 1, 2006 and are being amortized as interest expense using the interest rate method over the life of the Term Loan.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

The obligations under the Credit Agreement are secured by substantially all of the assets, other than real property, of the Company's restaurant segment which had an aggregate net book value of approximately $205,000,000 as of January 1, 2006 and are also guaranteed by substantially all of the entities comprising the restaurant segment. Triarc, however, is not a party to the guarantees. In addition, the Credit Agreement contains various covenants relating to the Company's restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc. The Company was in compliance with all of such covenants as of January 1, 2006. As of January 1, 2006, there was $9,105,000 available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

(b)	The 5% convertible notes due 2023 (the “Convertible Notes”) were issued on May 19, 2003 and as of January 1, 2006 were convertible into an aggregate 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, at a combined conversion rate of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances and after giving effect to the Stock Distribution. This rate represents an aggregate conversion price of $40.00 for every one share of Class A Common Stock and two shares of Class B Common Stock. The Convertible Notes are redeemable at the Company's option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

In February 2006, an aggregate of $165,776,000 principal amount of the Convertible Notes were effectively converted into an aggregate of 4,144,000 Class A Common Shares and 8,289,000 Class B Common Shares (the “Convertible Notes Conversion”). In order to induce such effective conversion, the Company paid negotiated premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company's Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In addition, the Company issued an additional 46,000 Class B Common Shares to those noteholders who agreed to receive such shares in lieu of a cash payment for accrued and unpaid interest. As of February 28, 2006, there remains $9,224,000 aggregate principal amount of Convertible Notes outstanding which are convertible into 231,000 Class A Common Shares and 461,000 Class B Common Shares. The Company expects to record a pretax charge of $12,544,000 in its 2006 first quarter ending April 2, 2006 consisting of the premiums aggregating $8,694,000 and the write-off of $3,850,000 of related unamortized deferred financing costs.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(c)	The sale-leaseback obligations (the “Sale-Leaseback Obligations”), which extend through 2026, were principally assumed in connection with the RTM Acquisition and relate to restaurant leased assets capitalized with an aggregate net book value of $75,326,000 as of January 1, 2006 (see Note 25).

(d)	The capitalized lease obligations (the “Capitalized Lease Obligations”), which extend through 2036, were principally assumed in connection with the RTM Acquisition and relate to restaurant leased assets with an aggregate net book value of $33,564,000 as of January 1, 2006 (see Note 25).

(e)	The secured bank term loan (the “Bank Term Loan”) is due in the amount of $3,227,000 in each of 2006 and 2007 and the balance of $2,152,000 in 2008. The Bank Term Loan bears interest at variable rates (6.14% as of January 1, 2006), determined at the Company's option, at the prime rate or the one-month LIBOR plus 1.85%, reset monthly. The Company also maintains an interest rate swap agreement (the “Bank Term Loan Swap Agreement” and, collectively with the Term Loan Swap Agreements, the “Swap Agreements”) through the term of the Bank Term Loan whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Bank Term Loan Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see Note 13). Obligations under the Bank Term Loan are secured by an airplane with a net book value of $17,354,000 as of January 1, 2006.

(f)	The secured promissory note (the “Promissory Note”) is due in 2006 and is secured by an airplane with a net book value of $20,433,000 as of January 1, 2006.

(g)	The leasehold notes (the “Leasehold Notes”) outstanding as of January 2, 2005 were all repaid prior to or in connection with the Debt Refinancing. The Leasehold Notes outstanding as of January 1, 2006 were assumed in connection with the acquisition of certain restaurants in December 2005 (see Note 3) and are secured by restaurant equipment, leasehold improvements, and inventories with respective net book values of $195,000, $62,000 and $29,000, respectively, as of January 1, 2006.

       A significant number of the underlying leases for the Sale-Leaseback Obligations and the Capitalized Lease Obligations, as well as the operating leases disclosed in Note 25, require periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases has not been prepared or reported. Accordingly, the Company was not in compliance with such reporting requirements under those lease agreements as of January 1, 2006, and remains not in compliance with a substantial number of these leases, although none of the lessors have asserted that the Company is in default of any of those lease agreements. The Company is in the process of negotiating alternative covenants with its most significant lessors which, if successful, principally would substitute consolidated financial reporting of ARG for that of its subsidiary entities and would modify restaurant level reporting requirements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

(12) Loss on Early Extinguishment of Debt

       In connection with the Debt Refinancing, the Company incurred a $35,809,000 loss on early extinguishment of debt during 2005 which consisted of the following (in thousands):

Prepayment penalties	$27,414
Write-off of previously unamortized deferred financing costs and original issue discount	4,772
Accelerated insurance payments related to the extinguished debt	3,555
Fees	68

$35,809

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(13) Derivative Instruments

       The Company invests in derivative instruments that are subject to the guidance in SFAS 133. At January 1, 2006, these instruments are as follows: (1) derivatives held in short-term investment trading portfolios (described in detail below), (2) the Swap Agreements (see Note 11 and below), (3) a put and call arrangement on a portion of the Company's total cost related to the investment in Jurlique whereby the Company limited its overall foreign currency risk of holding the investment through July 2007, (4) put and call option combinations on an equity security and (5) the vested portion of stock options owned by the Company in the REIT. At January 1, 2006, the Company's derivatives held in short-term investment trading portfolios consisted of (1) interest rate swaps, (2) bank loan total return swaps, (3) credit default swaps, (4) options on United States government debt securities and foreign currency, (5) futures contracts relating to interest rates, foreign currencies, United States government and foreign debt securities and a foreign stock market index and (6) a foreign currency forward contract. Other than the Term Loan Swap Agreements (see below), the Company did not designate these derivatives as hedging instruments and, accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in the Company's results of operations. The Company invests in the derivatives held in short-term investment trading portfolios as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of the Company's investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with other investments, including these trading derivatives.

       During 2005, the Company entered into interest rate swap agreements to hedge a portion of the interest rate risk exposure under its Term Loan. As discussed in Note 11, interest payments under the Company's Term Loan are based on LIBOR plus a spread. To hedge this exposure, the Company entered into the Term Loan Swap Agreements. These hedges of interest rate risk relating to the Company's Term Loan were designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. The effectiveness of these hedges is calculated by comparing the fair values of the derivatives to hypothetical derivatives that would be perfect hedges of the underlying borrowings under the Company's Term Loan. There was no ineffectiveness from this hedge through January 1, 2006. At January 1, 2006, the Company has an asset of $1,930,000, before income taxes of $750,000, which represents the fair value of the excess of variable cash inflows over fixed cash outflows for the remaining terms of the hedges. The excess of cash inflows over cash outflows largely reflects the increase in LIBOR as compared to LIBOR at the time that the Company entered into the Term Loan Swap Agreements. The asset is included in “Deferred costs and other assets” and the net amount after income taxes is included in “Accumulated other comprehensive income” in the Company's consolidated balance sheet as of January 1, 2006. The accounting for gains and losses associated with changes in the fair value of cash flow hedges and the effect on the Company's consolidated financial statements will depend on whether the hedges are highly effective in achieving offsetting changes in fair value of cash flows of the liability hedged. As of January 1, 2006, the Company anticipates reclassifying $471,000, net of income taxes of $300,000, of the balance of derivatives classified as cash flow hedges in accumulated other comprehensive income to results of operations in fiscal 2006.

       The Bank Term Loan Swap Agreement effectively establishes a fixed interest rate on the variable-rate Bank Term Loan, but with an embedded written call option whereby the Bank Loan Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the Bank Loan Swap Agreement, the fair market value of the Bank Loan Swap Agreement and the embedded written call option netted to zero but, as interest rates either increase(d) or decrease(d), the fair market values of the Bank Loan Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount.

       Derivative instruments that may be settled in the Company's own stock are not subject to the guidance in SFAS 133 (see Note 16).

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       The notional amounts, converted as applicable into United States dollars, and the carrying amounts of the Company's derivatives described above as of January 1, 2006, and their classification in the accompanying consolidated balance sheet, are as follows (in thousands):

	Year-End 2005
	Notional Amount Long (Short)	Carrying Amount
Short-term investments:
Put and call option combinations on an equity security	$14,985	$1,679
Bank loan total return swaps	87,484	444
Credit default swaps	9,000	105
Credit default swaps	(56,500)	163
Vested stock options in the REIT (Note 8)	6,731	247
Options on United States government debt securities and foreign currency	11,155	104
Futures contracts relating to interest rates, foreign currencies, United States government securities and a foreign stock market index	448,316	100
Futures contracts relating to interest rates, foreign currencies and United States government and foreign debt securities	(95,987)	(39)

		$2,803

Deferred costs and other assets:
Term Loan Swap Agreements	205,000	$1,930
Bank Term Loan Swap Agreement	8,606	19

		$1,949

Other liability positions related to short-term investments:
Interest rate swaps	213,832	$774
Credit default swaps	33,000	49
Credit default swaps	(40,000)	67
Options on United States government debt securities and foreign currency	(6,185)	11
Foreign currency forward contract	2,368	2

		$903

Other liabilities and deferred income:
Foreign currency put and call arrangement	18,220	$276

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Recognized net gains (losses) on the Company's derivatives were classified in the accompanying consolidated statements of operations as follows (in thousands):

	2003	2004	2005
Interest expense:
Swap Agreements	$403	$543	$169
Investment income, net:
Trading derivatives	—	814	4,718
Put and call option combinations on an equity security	—	—	1,273
Vested stock options in the REIT (Note 8)	—	—	(18)
Other income, net:
Foreign currency forward contract settled in 2005 (Note 8)	—	1,640	(488)
Foreign currency put and call arrangement	—	(1,411)	415

	$403	$1,586	$6,069

(14) Fair Value of Financial Instruments

       The carrying amounts and estimated fair values of the Company's financial instruments for which the disclosure of fair values is required were as follows (in thousands):

	Year-End
	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (a)	$367,992	$367,992	$202,840	$202,840
Restricted cash equivalents (Note 7) (a):
Current	16,272	16,272	344,060	344,060
Non-current	32,886	32,886	2,339	2,339
Other short-term investments (Note 5) (b)	183,077	188,259	230,176	233,614
Short-term investments pledged as collateral (Note 5) (b)	15,141	15,141	541,143	541,143
Non-current Cost Investments (Note 8) for which it is:
Practicable to estimate fair value (c)	49,752	65,521	55,574	70,731
Not practicable to estimate fair value (d)	3,756		3,756
Restricted Investments (Note 8) (e)	6,321	6,321	4,182	4,182
Term Loan Swap Agreements (Note 13) (f)	—	—	1,930	1,930
Bank Term Loan Swap Agreement (Note 13) (f)	—	—	19	19
Foreign currency forward contract (Note 8) (g)	1,640	1,640	—	—
Financial liabilities:
Notes payable (Note 10) (h)	15,334	15,334	8,036	8,036
Long-term debt, including current portion (Note 11):
Term Loan (h)	—	—	616,900	616,900
Convertible Notes (i)	175,000	189,000	175,000	208,000
Sale-Leaseback Obligations (j)	—	—	55,553	55,091
Capitalized Lease Obligations (j)	1,036	1,026	48,994	48,596
Bank Term Loan (h)	11,833	11,833	8,606	8,606
Promissory Note (j)	9,427	9,882	7,204	7,311
Leasehold Notes (j)	64,640	63,207	1,319	1,319
Insured securitization notes repaid in 2005 (j)	211,860	228,522	—	—
Mortgage, equipment and other notes repaid in 2005 (j)	9,897	10,169	—	—

Total long-term debt, including current portion	483,693	513,639	913,576	945,823

(table continued on next page)

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(table continued from previous page)

	Year-End
	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Repurchase Agreements (Note 5) (k)	$15,169	$15,169	$522,931	$522,931
Securities sold with an obligation to purchase (Note 5) (b)	10,251	10,251	456,262	456,262
Trading derivative liabilities (Notes 5 and 13) (l)	373	373	903	903
Deferred compensation payable to related parties (Note 27) (m)	32,941	32,941	33,959	33,959
Foreign currency put and call arrangement in a net liability position (Note 13) (g)	691	691	276	276
Investment purchase obligation payable in Australian dollars paid in 2005 (n)	14,049	14,049	—	—
Bank Term Loan Swap Agreement (g)	284	284	—	—
Guarantees of (Note 26):
Lease obligations:
RTM entities (p)	85	85	—	—
Holders of restaurants not operated by the Company (o)	—	—	1,231	1,231
Debt obligations:
RTM entities (p)	66	66	—	—
AmeriGas Eagle Propane, L.P. (q)	—	690	—	690

(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.
(b)	The fair values were based principally on (1) quoted market prices, (2) broker/dealer prices or (3) statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices.
(c)	These consist of investments held in deferred compensation trusts and certain other non-current Cost Investments. The fair values of these investments, other than Jurlique, were based almost entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on third-party appraisals or valuations performed by the investment managers or investees in valuing those investments. The fair value of the Company's investment in Jurlique, which is not publicly traded, as of January 2, 2005, was based on converting the original purchase price in Australian dollars, which was assumed to approximate fair value due to the then relatively recent purchase of such investment in July 2004, to United States dollars using the foreign currency exchange rate as of January 2, 2005. The fair value of this investment at January 1, 2006 was based on an analysis prepared by the Company using the assumptions reflected in a recent independent appraisal of management equity interests relating to the Company's investment in Jurlique (see Note 16), using the foreign currency exchange rate as of January 1, 2006.
(d)	It was not practicable to estimate the fair value of these Cost Investments because the investments are non-marketable.
(e)	The Restricted Investments consist of unvested restricted stock and stock options in the REIT. The fair value of the restricted stock was determined, at Year-End 2004, by the offering price of the stock in a recent private offering and, at Year-End 2005, by the quoted market price following the 2005 REIT offering. The fair value of the restricted stock options was calculated under the Black-Scholes Model.
(f)	The fair values were based on quotes provided by the respective bank counterparties.
(g)	The fair values were determined by broker/dealer prices and were based on current and expected future currency rates.
(h)	The fair values approximated the carrying value due to the frequent reset, on a monthly or quarterly basis, of the floating interest rates.
(i)	The fair values were based on the quoted asked price. A substantial portion of the Convertible Notes were effectively converted into the Company's common stock after January 1, 2006 (see Note 11).
(j)	The fair values were determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(footnotes continued on next page)

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(footnotes continued from previous page)

(k)	The fair values approximated the carrying amount, due to the daily resetting of interest rates on the contractual amounts.
(l)	The fair values were based on quoted market prices or broker/dealer quotations or, to the extent those sources were not available, internally developed valuation models.
(m)	The fair values were equal to the fair value of the underlying investments held by the Company in the related trusts which may be used to satisfy such payable in full.
(n)	The fair value represents the liability converted at the foreign currency exchange rate as of January 1, 2006.
(o)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the RTM Acquisition date less subsequent amortization.
(p)	The fair values were assumed to reasonably approximate their carrying amounts since the carrying amounts represent the fair value as of the inception of the guarantee less subsequent amortization. The carrying amounts of these guarantees became fully amortized upon completion of the RTM Acquisition.
(q)	The fair value was determined through an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company.

       The carrying amounts of accounts and notes receivable, accounts payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts and notes receivable, accounts payable and accrued expenses and, accordingly, they are not required to be presented in the table above.

(15) Income Taxes

       The loss from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

	2003	2004	2005
Domestic	$14,523	$13,073	$66,099
Foreign	50	16	584

	$14,573	$13,089	$66,683

       The benefit from (provision for) income taxes from continuing operations consisted of the following components (in thousands):

	2003	2004	2005
Current:
State	$(1,938)	$(2,950)	$(457)
Foreign	(276)	(260)	(54)

	(2,214)	(3,210)	(511)

Deferred:
Federal	2,774	4,697	16,573
State	811	1,404	471

	3,585	6,101	17,044

Release of tax contingency reserve	—	14,592	—

Total	$1,371	$17,483	$16,533

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

	Year-End
	2004	2005
Current deferred income tax benefit (liability):
Accrued compensation and related benefits	$9,245	$13,636
Investment write-downs for Other Than Temporary Losses on marketable equity securities and an investment limited partnership	3,526	2,462
Severance, retention, employee relocation and closed store reserves	131	2,173
Investment limited partnerships basis differences	4,321	2,041
Accrued liabilities of SEPSCO discontinued operations (Note 22)	483	367
Allowance for doubtful accounts	102	66
Net unrealized gains on available-for-sale and trading securities and securities sold with an obligation to purchase (Note 5)	(968)	(2,295)
Other, net	(2,220)	3,256

	14,620	21,706

Non-current deferred income tax benefit (liability):
Accelerated depreciation and other property basis differences	(12,479)	(50,013)
Gain on sale of propane business	(34,503)	(34,503)
Net operating and capital loss carryforwards	17,290	63,661
Net unfavorable leases	3,715	3,905
Goodwill impairment	4,032	2,844
Investment write-downs for Other Than Temporary Losses on non-current investments	2,370	2,399
Other, net	(427)	2,284

	(20,002)	(9,423)

	$(5,382)	$12,283

       The change in net deferred taxes from a liability of $5,382,000 at January 2, 2005 to an asset of $12,283,000 at January 1, 2006, differs from the benefit for deferred taxes of $17,044,000 for 2005. The difference of $621,000 is principally due to the recognition of deferred tax assets related to the exercise of employee stock options including those relating to the Executives in December 2005 (see Notes 16 and 27) substantially offset by deferred tax liabilities resulting from the preliminary allocation of the purchase price of RTM to its assets and liabilities.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       A reconciliation of the difference between the reported benefit from income taxes and the benefit that would result from applying the 35% Federal statutory rate to the loss from continuing operations before income taxes and minority interests is as follows (in thousands):

	2003	2004	2005
Income tax benefit computed at Federal statutory rate	$5,101	$4,581	$23,339
Increase (decrease) in Federal income tax benefit resulting from:
Loss on settlement of non-deductible unfavorable franchise rights	—	—	(6,010)
Non-deductible compensation	(1,486)	(1,913)	(3,235)
Minority interests in income (loss) of consolidated subsidiaries	(42)	1,021	3,067
Dividend income exclusion	594	383	151
State income taxes, net of Federal income tax benefit	(733)	(1,005)	9
Release of tax contingency reserve	—	14,592	—
Impairment of non-deductible goodwill	(1,891)	—	—
Other, net	(172)	(176)	(788)

	$1,371	$17,483	$16,533

       During 2004, the Internal Revenue Service (the “IRS”) finalized its examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without assessing any additional income tax liability. Also during 2004, a state income tax examination was finalized and the statute of limitations for examinations of certain state income tax returns expired. During 2005, the statute of limitations for examination of additional state income tax returns expired. In connection with these matters, the Company determined that it had income tax reserves and related interest accruals that were no longer required and released (1) $27,056,000 of income tax reserves in 2004, of which $14,592,000 increased the “Benefit from income taxes” and $12,464,000 was reported as the “Gain on disposal of discontinued operations” (see Note 22), (2) $4,342,000 of related interest accruals included as a reduction of “Interest expense” in 2004 and (3) $2,814,000 of income tax reserves in 2005 included in “Gain on disposal of discontinued operations” in the accompanying consolidated statements of operations. The Company's Federal income tax returns are not currently under examination by the IRS although certain state income tax returns are currently under examination. The Company has received notices of proposed tax adjustments aggregating $6,402,000 in connection with certain of these state income tax returns. The Company has disputed these notices and, accordingly, cannot determine the ultimate amount of any resulting tax liability. However, management of the Company believes that adequate aggregate provisions have been made in prior periods for any liabilities, including interest, that may result from any such examinations. Such contingency reserves are included in “Other liabilities and deferred income” in the accompanying consolidated balance sheets.

(16) Stockholders' Equity

Class A Common Stock

       The Company's Class A Common Stock has one vote per share. There were no changes in the 100,000,000 shares authorized and the 29,550,663 shares issued of Class A Common Stock throughout 2003, 2004 and 2005.

Class B Common Stock

       The Company increased the number of shares authorized of Class B Common Stock to 150,000,000 shares in June 2004 from 100,000,000 shares authorized prior to 2003.

       Prior to September 4, 2003 there were no shares issued of Class B Common Stock. On September 4, 2003 the Company made the Stock Distribution of two shares of a newly designated Series 1 of the Company's

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

previously authorized Class B Common Stock for each share of its Class A Common Stock issued as of August 21, 2003 resulting in the issuance of 59,101,326 shares of Class B Common Stock. There have been no further changes in the number of shares issued of Class B Common Stock through January 1, 2006.

       As a result of the Stock Distribution, the Company in 2003 recorded an increase in “Class B common stock” of $5,910,000, representing the $.10 per share par value of the Class B Common Shares issued, and a decrease in “Additional paid-in capital” of $6,841,000 consisting of the $5,910,000 par value of Class B Common Shares issued plus the $931,000 of issuance costs. The Class B Common Stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share declared on the Class A Common Stock and paid on or before September 4, 2006. Thereafter, the Class B Common Stock will be entitled to participate equally on a per share basis with the Class A Common Stock in any cash dividends.

Dividends

       The Company has paid regular quarterly cash dividends on its Class A Common Stock and Class B Common Stock of $0.065 and $0.075 per share commencing in September 2003 and through June 2005 and $0.08 and $0.09 per share from September 2005 through December 2005, respectively. Cash dividends aggregated $8,515,000 in 2003, $18,168,000 in 2004, and $22,503,000 in 2005. On March 15, 2006 the Company paid regular quarterly cash dividends of $0.08 and $0.09 per share on its Class A Common Stock and Class B Common Stock, respectively, to holders of record on March 2, 2006. In addition, on March 1, 2006, the Company paid a special cash dividend of $0.15 per share on its Class A Common Stock and Class B Common Stock to holders of record on February 17, 2006. The Company has announced its intention to declare additional special cash dividends aggregating $0.30 per share on its Class A Common Stock and Class B Common Stock payable in two further installments in 2006. The Company currently intends to declare and pay regular quarterly cash dividends and the remaining two special dividends; however, there can be no assurance that any regular quarterly or special dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Preferred Stock

       There were 100,000,000 shares authorized and no issued shares of preferred stock throughout 2003, 2004 and 2005.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Treasury Stock

       A summary of the changes in the number of shares of Class A Common Stock and Class B Common Stock held in treasury is as follows (in thousands):

	2003		2004		2005
	Class A	Class B	Class A	Class B	Class A	Class B
Number of shares at beginning of year	9,166	—	10,135	20,020	7,561	20,695
Common shares issued in connection with the RTM Acquisition (Note 3)	—	—	—	—	—	(9,684)
Common shares issued for deferred compensation payable in common shares (Note 27)	—	—	—	—	(1,695)	(3,390)
Common shares issued upon exercises of stock options	(1,661)	(541)	(3,913)	(7,826)	(1,031)	(2,126)
Common shares received as payment for withholding taxes on capital stock transactions (see below and Note 27)	—	—	—	—	1,060	1,955
Common shares received as payment in connection with exercises of stock options (see below and Note 27)	647	16	7	5,833	299	766
Common shares acquired in connection with the issuance of the Convertible Notes	1,500	—	—	—	—	—
Common shares acquired in open market transactions	125	—	—	—	—	—
Class B Stock Distribution	—	20,545	—	—	—	—
Common shares included in shares issued upon exercises of stock options above related to deferred gains from exercises of stock options and reported as deferred compensation payable in common stock (Note 27)	361	—	1,334	2,668	—	—
Common shares issued for directors' fees	(3)	—	(2)	—	(2)	—

Number of shares at end of year	10,135	20,020	7,561	20,695	6,192	8,216

       As a result of the Convertible Notes Conversion in February 2006, the common stock held in treasury as of January 1, 2006 has been substantially reduced.

Stock-Based Compensation

Stock Options

       The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, tandem stock appreciation rights and restricted shares of the Company's common stock to certain officers, other key employees, non-employee directors and consultants and shares of the Company's common stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. Following the Stock Distribution, each then outstanding stock option under the Equity Plans was adjusted so as to become exercisable for a package (the “Package Options”) consisting of one share of Class A Common Stock and two shares of Class B Common Stock. Stock options granted subsequent to

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

the Stock Distribution are exercisable either for one share of Class A Common Stock (the “Class A Options”) or one share of Class B Common Stock (the “Class B Options”). In addition to stock options granted under the Equity Plans, the Company granted Class B Options to certain employees of RTM (the “Replacement Options”) in connection with the consummation of the RTM Acquisition (see below). As of January 1, 2006 there were 3,521,419 Class A Common Shares and 543,094 Class B Common Shares available for future grants under the Equity Plans.

       A summary of changes in the Company's outstanding stock options is as follows:

	Package Options			Class A Options			Class B Options
	Options	Option Price	Weighted Average Option Price	Options	Option Price	Weighted Average Option Price	Options	Option Price	Weighted Average Option Price
Outstanding at December 29, 2002	9,238,086	$10.125–$30.00	$20.61
Granted during 2003	24,000	$27.80	$27.80	—			204,000	$11.25	$11.25
Exercised during 2003	(1,660,833)	$10.125–$27.17	$19.24	—			—
Terminated during 2003	(31,834)	$24.60–$30.00	$26.33	—			—

Outstanding at December 28, 2003	7,569,419	$10.125–$27.80	$20.91	—			204,000	$11.25	$11.25
Granted during 2004	—			43,000	$10.46–$11.25	$10.74	1,826,500	$10.09–$12.01	$11.89
Exercised during 2004	(3,913,287)	$10.125–$26.93	$19.66	—			—
Terminated during 2004	(74,331)	$19.375–$26.93	$24.87	—			—

Outstanding at January 2, 2005	3,581,801	$10.125–$27.80	$22.18	43,000	$10.46–$11.25	$10.74	2,030,500	$10.09–$12.01	$11.83
Granted during 2005	—			1,256,943	$15.46–$16.78	$16.75	6,986,886	$14.39–$15.35	$15.03
Replacement Options granted to RTM employees:
Above market price							78,802	$15.59	$15.59
Below market price							695,264	$4.49–$14.18	$8.17
Exercised during 2005	(1,031,430)	$10.125–$26.93	$19.19	—			(62,999)	$12.01	$12.01
Terminated during 2005	(1,668)	$26.93	$26.93	—			(340,836)	$12.01–$15.09	$12.08

Outstanding at January 1, 2006	2,548,703	$12.54–$27.80	$23.39	1,299,943	$10.46–$16.78	$16.55	9,387,617	$4.49–$15.59	$13.96

       As of the July 25, 2005 date of the RTM Acquisition, the Company issued 774,066 Replacement Options to certain RTM employees in exchange for then existing options (the “RTM Options”) to purchase common stock of RTM. The Replacement Options were assigned the vesting status of the RTM Options. The vested portion of the Replacement Options with a fair value of $4,127,000 as of July 25, 2005 was accounted for as additional purchase price for RTM and was credited to “Additional paid-in-capital.” The intrinsic value of the nonvested portion of the Replacement Options issued at below market prices of $1,183,000 was charged to the “Unearned compensation” component of “Stockholders' equity” and is being amortized as compensation expense over the applicable vesting periods.

       The weighted average grant date fair values calculated under the Black-Scholes Model of the Company's stock options granted during 2003, 2004 and 2005, which were granted at exercise prices equal to the market

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

price of the Company's common stock on the grant date except as otherwise indicated below for 2005, were as follows:

	Package Options	Class A Options	Class B Options
2003	$7.56	$—	$3.48
2004	$—	$2.23	$3.28
2005:
Exercise price equals grant date market price	$—	$2.53	$3.64
Exercise price is above grant date market price	$—	$—	$3.90
Exercise price is below grant date market price	$—	$—	$7.02

       A summary of the Company's exercisable stock options is as follows:

	Package Options			Class A Options			Class B Options
	Options	Option Price	Weighted Average Option Price	Options	Option Price	Weighted Average Option Price	Options	Option Price	Weighted Average Option Price
December 28, 2003	6,681,914	$10.125–$27.80	$20.19
January 2, 2005	3,305,797	$10.125–$27.80	$21.78				68,000	$11.25	$11.25
January 1, 2006	2,548,703	$12.54–$27.80	$23.39	1,235,443	$10.46–$16.78	$16.67	8,136,114	$4.49–$15.59	$14.29

       The following table sets forth information relating to the Company's stock options outstanding at January 1, 2006:

Stock Options Outstanding				Stock Options Exercisable
Option Price	Outstanding at Year-End 2005	Weighted Average Years Remaining	Weighted Average Option Price	Outstanding at Year-End 2005	Weighted Average Option Price
Package Options:
$12.54–$12.625	309,000	1.2	$12.54	309,000	$12.54
$16.875–$23.312	450,978	2.9	$20.48	450,978	$20.48
$24.60–$27.80	1,788,725	6.0	$26.00	1,788,725	$26.00

	2,548,703	4.8	$23.39	2,548,703	$23.39

Class A Options:
$10.46–$16.48	86,000	8.9	$13.28	21,500	$10.74
$16.78	1,213,943	3.5	$16.78	1,213,943	$16.78

	1,299,943	3.8	$16.55	1,235,443	$16.67

Class B Options:
$4.49–$7.57	537,659	9.6	$6.40	430,128	$6.40
$10.09–$14.39	1,847,770	8.8	$12.06	796,840	$12.05
$14.94	2,427,886	3.5	$14.94	2,427,886	$14.94
$15.09	4,465,500	9.1	$15.09	4,465,500	$15.09
$15.35–$15.59	108,802	9.6	$15.52	15,760	$15.59

	9,387,617	7.6	$13.96	8,136,114	$14.29

       The Company's currently outstanding stock options have maximum terms of ten years and principally vest ratably over three years. However, on December 21, 2005, the Company immediately vested 4,465,500 outstanding Class B Options previously granted to officers and employees under the Company's Equity Plans thereby modifying the terms of the stock option agreements. The accelerated vesting of the options will result in the exclusion of compensation expense for these options upon the adoption of SFAS 123(R) effective with the

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Company's fiscal year beginning January 2, 2006. Since the exercise price of these options exceeded the closing market price of the Company's Class B Common Stock on the modification date, the immediate vesting of these stock options did not result in any compensation expense in 2005.

       Pursuant to an agreement the Company entered into for its own tax planning reasons, on December 29, 2005 the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the “Executives”) exercised 649,599 Package Options and paid the exercise prices utilizing shares of the Company's Class A and Class B Common Stock held by them and effectively owned by the Executives for more than six months at the dates the options were exercised. In addition, shares of the Company's Class A and Class B Common Stock from the exercise of these 649,599 Package Options were withheld to satisfy statutory withholding taxes. The shares used to pay the Executives' exercise prices and withholding taxes aggregated 457,502 and 915,003 shares of the Company's Class A and Class B Common Stock, respectively. On December 29, 2005 the Company then granted the Executives 457,502 and 915,003 Class A Options and Class B Options, respectively, to compensate the Executives for the unintended economic disadvantage relative to future price appreciation from the use of shares of the Company's Class A and Class B Common Stock to pay the exercise prices and withholding taxes. The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company's Class A and Class B Common Stock of $16.78 and $14.94, respectively, on December 29, 2005, were fully vested at the grant date and have the same expiration terms as the corresponding exercised options. As a result of a combination of the exercise of the Package Options and their subsequent replacement by the Company (the “Executive Option Replacement”), the Company was required to recognize compensation expense amounting to the intrinsic value of the 649,599 Package Options exercised of $16,367,000 based on the December 29, 2005 closing market prices of its Class A and Class B Common Stock. See Note 27 for disclosure of additional stock options granted to the Executives which did not result in the recognition of any compensation expense under the intrinsic value method.

Restricted Shares

       On March 14, 2005, the Company granted certain officers and key employees 149,155 and 731,411 Restricted Shares of Class A Common Stock and Class B Common Stock, respectively, under one of its Equity Plans, of which 149,155 and 729,920, respectively, were outstanding as of January 1, 2006. The Restricted Shares vest ratably over three years, subject to meeting, in each case, certain Class B Common Share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a Class B Common Share market price target of $18.50 per share. On March 14, 2006, the closing market price of the Class B Common Stock was $16.65 per share, resulting in the vesting of one-third of the outstanding Restricted Shares. The prices of the Company's Class A and Class B Common Stock on the March 14, 2005 grant date were $15.59 and $14.75 per share, respectively. The Company's Restricted Shares are accounted for as variable plan awards since they vest only if the Company's Class B Common Stock meets certain market price targets. The Company measures compensation cost for its Restricted Shares by estimating the expected number of shares that will ultimately vest based on the market price of its Class B Common Stock at the end of each period. Based on the Company's market prices of its Class A and Class B Common Stock as of January 1, 2006, the Company charged aggregate unearned compensation of $11,602,000 to the “Unearned compensation” component of “Stockholders' equity” with an equal offsetting increase in “Additional paid-in capital.” Such unearned compensation is recognized ratably as compensation expense over the vesting period of the related Restricted Shares and prior to the adoption of SFAS 123(R) was adjusted retrospectively based on the market price of the Class B Common Stock at the end of each period. During the year ended January 1, 2006, the Company recognized related compensation expense of $6,051,000 included in “General and administrative, excluding depreciation and amortization” expense in the accompanying 2005 consolidated statement of operations.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Equity Instruments of Subsidiaries

       Deerfield granted Profit Interests effective August 20, 2004 to certain of its key employees, which effectively increased the minority interests in any profits of Deerfield subsequent to August 19, 2004 by 2.1% to 38.5% from 36.4% and decreased the Company's interest in such profits to 61.5% from 63.6%. No payments were required from the employees to acquire the Profit Interests. The estimated market value at the date of grant of the Profit Interests was $2,050,000 in accordance with an independent appraisal of their fair value and represents the probability-weighted present value of estimated future cash flows to those Profit Interests. This estimated market value resulted in aggregate unearned compensation of $1,260,000, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders' equity” with an equal offsetting increase in “Additional paid-in capital” in 2004. The vesting of Profit Interests varies by employee either vesting ratably in each of the three years ended August 20, 2007, 2008 and 2009 or 100% on August 20, 2007. Accordingly, this unearned compensation is being amortized as compensation expense as earned over periods of three or five years.

       On November 10, 2005, the Company granted to certain members of its management equity interests (the “Class B Units”) in TDH and Jurl which hold the Company's respective interests in Deerfield and Jurlique. The Class B Units consist of a capital interest portion reflecting the subscription price paid by each employee, which aggregated $600,000, and a profits interest portion of up to 15% of the equity interest of those subsidiaries in the respective net income of Deerfield and Jurlique and up to 15% of any investment gain derived of equity interest from the sale of any or all of their equity interests in Deerfield or Jurlique. The grant of the Class B Units resulted in aggregate unearned compensation of $10,880,000, net of minority interests, being charged to the “Unearned compensation” component of “Stockholder's equity” with an equal offsetting increase in “Additional paid-in-capital” in 2005. The unearned compensation represents the excess of the estimated market value of the Class B Units as of the date of grant, in accordance with an independent appraisal of their fair value reflecting the probability-weighted present value of estimated future cash flows to the Class B Units, over the $600,000 aggregate subscription price paid by the employees. The profits interest portion of the Class B Units vest ratably on each of February 15, 2006, 2007 and 2008. Accordingly the unearned compensation is being amortized ratably as compensation expense over the three-year vesting period which commenced retroactively as of February 15, 2005.

Stock-Based Compensation Expense

       As disclosed in Note 1, the Company accounts for stock options and other stock-based compensation in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the common stock at the respective dates of grant. The pro forma net income (loss) and basic and diluted net income (loss) per share set forth in Note 1 adjusts such data as set forth in the accompanying consolidated statements of operations to reflect (1) the reversal of stock-based employee compensation expense determined under the intrinsic value method included in reported net income or loss and set forth in the table below, (2) the recognition of total stock-based employee compensation expense for all outstanding and unvested stock options and other stock-based compensation during each of the years presented determined under the fair value method and (3) the income tax and minority interests effects of each.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Stock-based employee compensation expense determined under the intrinsic value method included in reported net income or loss is as follows (in thousands):

	2003	2004	2005
Compensation expense related to the Executive Option Replacement	$—	$—	$16,367
Compensation expense related to modifications to the vesting or exercise periods of stock options principally relating to certain terminated employees of the Company	422	246	612
Compensation expense related to equity instruments of certain subsidiaries	—	224	6,460
Compensation expense related to Restricted Shares	—	—	6,051
Compensation expense related to the non-vested portion of below market stock options issued in connection with the RTM Acquisition	—	—	565

Compensation expense credited to “Stockholders' Equity”	422	470	30,055
Compensation expense related to dividends and related interest on Restricted Shares	—	—	196

Total compensation expense included in “General and administrative, excluding depreciation and amortization” expenses, except for the $612,000 in 2005 which is included in “Facilities relocation and corporate restructuring”	422	470	30,251
Less:
Income tax effect	(152)	(89)	(8,565)
Minority interests effect	—	(86)	(241)

Amounts reversed in the calculation of pro forma net income (loss) set forth in Note (1)	$270	$295	$21,445

       The fair value of the Company's stock options on the date of grant was estimated using the Black-Scholes Model with the weighted average assumptions set forth as follows:

	2003		2004		2005
	Package Options	Class B Options	Class A Options	Class B Options	Class A Options	Class B Options
Risk-free interest rate	2.90%	3.86%	3.96%	3.89%	4.38%	4.05%
Expected option life in years	7	7	7	7	3.6	5.8
Expected volatility	17.5%	34.1%	19.6%	29.6%	17.4%	27.6%
Dividend yield	None (a)	2.66%	2.41%	2.63%	2.11%	2.57%

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

Restricted Net Assets of Subsidiaries

       Restricted net assets of consolidated subsidiaries were $119,279,000, representing 30% of the Company's consolidated stockholders' equity as of January 1, 2006, and consisted of net assets of the Company's restaurant

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

segment which were restricted as to transfer to Triarc in the form of cash dividends, loans or advances under the covenants of the Credit Agreement (see Note 11).

(17) Facilities Relocation and Corporate Restructuring

       The facilities relocation and corporate restructuring charge in 2005 consists of charges related to the Company's restaurant business segment (see Note 29) of $11,961,000 and to general corporate charges of $1,547,000.

       The charges in the restaurant segment principally related to the Company combining its existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of its restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. RTM concurrently relocated from its former facility in Atlanta to the new offices in Atlanta. The charges consisted of severance and employee retention incentives, employee relocation costs, lease termination costs for the former AFA office facility in Atlanta which relocated to the new offices of the restaurant group and office relocation expenses. The charges in the corporate segment of $1,547,000 related to the Company's decision in December 2005 not to move Triarc's corporate offices from New York City to a newly leased office facility in Rye Brook, New York. This charge represents the Company's estimate of all future costs, net of estimated sublease rental income, related to the Rye Brook lease subsequent to the decision not to move the corporate offices.

       The components of facilities relocation and corporate restructuring charges in 2005 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows (in thousands):

	Provision	Payments	Write-off of Related Assets	Credited to Additional Paid-in Capital	Balance January 1, 2006	Total Expected to be Incurred
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$4,534	$(722)	$—	$—	$3,812	$5,999
Employee relocation costs	4,380	(2,836)	—	—	1,544	4,624
Office relocation costs	1,554	(1,294)	—	—	260	1,554
Lease termination costs	774	—	—	—	774	774

	11,242	(4,852)	—	—	6,390	12,951

Non-cash charges:
Compensation expense from modified stock awards	612	—	—	(612)	—	612
Loss on fixed assets	107	—	(107)	—	—	107

	719	—	(107)	(612)	—	719

	11,961	(4,852)	(107)	(612)	6,390	13,670
General Corporate:
Cash obligations:
Duplicative rent	1,547	(12)	—	—	1,535	1,547

	$13,508	$(4,864)	$(107)	$(612)	$7,925	$15,217

(18) Impairment

Long-Lived Assets

       The Company recorded impairment losses of $364,000, $3,382,000 and $1,878,000 in 2003, 2004 and 2005, respectively. The impairment loss in 2003 related entirely to restaurant equipment and leasehold

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

improvements of certain of its Company-owned restaurants acquired in the December 2002 acquisition of Sybra (the “Sybra Acquisition”), an owner and operator of Arby's restaurants. The impairment loss in 2004 was comprised of $1,800,000 related to Company-owned restaurants acquired in the Sybra Acquisition and $1,582,000 related to the Company's T.J. Cinnamons trademark. The 2004 impairment loss related to the Company-owned restaurants included $1,712,000 related to equipment, leasehold improvements and leased assets capitalized, $65,000 related to computer software and $23,000 related to favorable leases. The impairment loss in 2005 was comprised of $920,000 related to Company-owned restaurants acquired in the Sybra Acquisition, $499,000 related to the T.J. Cinnamons trademark and $459,000 related to an asset management contract. The portion of the 2005 impairment loss related to Company-owned restaurants included $877,000 related to equipment and leasehold improvements, $32,000 related to construction in progress and $11,000 related to computer software. The restaurant impairment losses in each year predominantly reflected (1) impairment charges resulting from the deterioration in operating performance of certain restaurants including, for 2005, the effect of three restaurants to be closed in 2006 and (2) in 2004 and 2005, additional charges for investments in restaurants impaired in a prior year which did not subsequently recover. The trademark impairment losses in 2004 and 2005 resulted from the Company's assessment of the T.J. Cinnamons brand, which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products. These impairment assessments resulted from (1) the Company's decision in 2004 to not actively pursue new T.J. Cinnamons franchisees until additional new product offerings within its existing product line are tested and become available, (2) the corresponding reduction in anticipated T.J. Cinnamons unit growth and (3) in 2005, lower than expected revenues from T.J. Cinnamons coffee and an overall decrease in management's focus on the T.J. Cinnamons brand. The 2005 charge related to the asset management contracts represented a reduction in the value of an asset management contract for a CDO (see Note 3) as a result of that CDO being terminated early during 2005 rather than the projected date in 2010 and the related reduction of the Company's asset management fees to be received. All of these impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Depreciation and amortization, excluding amortization of deferred financing costs” in the accompanying consolidated statements of operations. These impairment losses are all reported in the Company's restaurant business operating segment except for the $459,000 related to the asset management contract in 2005 which is reported in the Company's asset management business operating segment (see Note 29). The fair values of impaired assets discussed above were estimated to be the present values of the anticipated cash flows associated with each affected Company-owned restaurant, the trademark and the asset management contract.

Goodwill

       The Company determined that for the years ended January 2, 2005 and January 1, 2006 its goodwill was recoverable and did not require the recognition of an impairment loss. However, for the year ended December 28, 2003 the Company recorded an impairment loss of $22,000,000 with respect to goodwill relating to Sybra, which at that time was an identified reporting unit one level below the restaurant business operating segment, on a stand-alone basis. The impairment loss represented the excess of the carrying value of the goodwill of this reporting unit over the implied fair value of such goodwill. The implied fair value of the goodwill was determined by allocating the fair value of Sybra to all of the Sybra assets and liabilities based on their estimated fair values with the excess fair value representing goodwill. The fair value of Sybra was estimated to be the present value of the anticipated cash flows associated with the Company-owned restaurant reporting unit. The impairment loss resulted from the overall effect of stiff competition from new product choices in the marketplace and significant cost increases in roast beef, the largest component for Sybra's menu offerings. Consequently, the cash flows during 2003 and anticipated cash flows of the Company-owned restaurant reporting unit were adversely impacted in 2003. In light of the increased competitive pressures and recognizing the unfavorable trend in roast beef costs versus historical averages during 2003, the Company determined that in evaluating the Company-owned restaurants as a separate reporting unit, the expected cash

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

flows were not sufficient to fully support the carrying value of the goodwill associated with the Sybra Acquisition.

Although the Company reports its Company-owned restaurants and its franchising of restaurants as one business segment and acquired Sybra and RTM with the expectation of strengthening and increasing the value of its Arby's brand, its Company-owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under SFAS 142. The reporting unit was expanded to include RTM stores as part of the RTM Acquisition, as part of the Company-owned restaurants. Accordingly, goodwill is tested for impairment at the Company-owned restaurant level based on its separate cash flows independent of the Company's strategic reasons for owning restaurants.

(19) Investment Income, Net

       Investment income, net consisted of the following components (in thousands):

	2003	2004	2005
Interest income	$9,287	$16,250	$42,671
Distributions, including dividends	2,280	2,533	1,963
Realized gains on sales of investment limited partnerships, similar investment entities and other Cost Investments	1,074	9,256	7,010
Realized gains on available-for-sale securities	5,140	3,812	6,657
Realized gains (losses) on securities sold and subsequently purchased	(1,772)	(2,408)	4,061
Realized gains (losses) on trading securities and, in 2004 and 2005, trading derivatives	1,714	1,676	(853)
Unrealized gain on derivatives other than trading	—	—	1,255
Unrealized gains (losses) on trading securities and, in 2004 and 2005, trading derivatives	5,205	(2,050)	(5,392)
Unrealized gains (losses) on securities sold with an obligation to purchase	(4,578)	291	(64)
Other Than Temporary Losses	(437)	(6,943)	(1,460)
Premium received to induce conversion of a convertible debt security	—	—	396
Investment fees	(662)	(755)	(908)

	$17,251	$21,662	$55,336

       The Other Than Temporary Losses in 2004 of $6,943,000 related primarily to the recognition of (1) $5,157,000 of impairment charges based on significant declines in the market values of some of the Company's higher yielding, but more risk-inherent, debt securities that were entered into with the objective of improving the overall return on the Company's interest-bearing investments and (2) $1,383,000 of impairment charges based on significant declines in the market values of three of the Company's available-for-sale investments in publicly-traded companies. The Other Than Temporary Losses in 2005 of $1,460,000 related primarily to the recognition of (1) $1,085,000 of impairment charges based on significant declines in the market values of four of the Company's available-for-sale investments in publicly-traded companies and (2) $156,000 of impairment charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(20) Gain on Sale of Unconsolidated Businesses

       Gain on sale of unconsolidated businesses consisted of the following (in thousands):

	2003	2004	2005
Gain from sale of investment in Encore (Note 8)	$3,292	$—	$11,749
Non-cash gain from issuance of stock by Encore, principally the Encore Offering (Note 8)	2,518	66	226
Amortization of deferred gain on restricted Encore stock award to a former officer of the Company (Note 27)	24	88	626
Non-cash gain from issuance of stock in the 2005 REIT Offering (Note 8)	—	—	467

	$5,834	$154	$13,068

(21) Other Income, Net

       Other income, net consisted of the following income (expense) components (in thousands):

	2003	2004	2005
Equity in net earnings of investees (Note 8)	$2,052	$2,219	$2,985
Costs related to a financing alternative not consummated	—	—	(1,516)
Rental income on restaurants not operated by the Company	—	—	1,156
Gain on lease termination	—	—	700
Foreign currency transaction gain (loss)	—	(1,741)	603
Gain (loss) on foreign currency forward contract	—	1,640	(488)
Gain (loss) on foreign currency put and call arrangement (Note 13)	—	(1,411)	415
Recovery of a pre-acquisition non-trade note receivable with no estimated fair value when acquired	—	—	345
Interest income	485	117	299
Amortization of fair value of debt guarantees	446	70	271
Other income	507	756	525
Other expenses	(609)	(451)	(40)

	$2,881	$1,199	$5,255

(22) Discontinued Operations

       Prior to 2003 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”), (2) the stock or principal assets of the companies comprising SEPSCO's former utility and municipal services and refrigeration business segments (the “SEPSCO Discontinued Operations”) and (3) substantially all of its interests in a partnership and a subpartnership comprising the Company's former propane business segment (the “Propane Discontinued Operations”). The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company.

       During 2003, 2004 and 2005 the Company recorded additional gains from these discontinued operations of $2,245,000, $12,464,000 and $3,285,000, respectively. The additional gain in 2003 principally resulted from the release of excess reserves, net of income taxes, in connection with the settlement by arbitration of a post-closing sales price adjustment resulting from the sale of the businesses comprising the Beverage Discontinued Operations and adjustments to the remaining liabilities not transferred to the purchasers of the SEPSCO and Propane Discontinued Operations. The additional gain in 2004 resulted from the release of reserves for income taxes which were no longer required upon the finalization of the IRS examination of the

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 and the expiration of the statute of limitations for examinations of certain of the Company's state income tax returns. The additional gain in 2005 resulted from the release of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examinations of certain of the Company's state income tax returns, the sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the purchaser.

       The gain on disposal of discontinued operations consisted of the following (in thousands):

	2003	2004	2005
Additional gain on the disposal of businesses before income taxes	$3,489	$—	$725
Benefit from (provision for) income taxes	(1,244)	12,464	2,560

	$2,245	$12,464	$3,285

       Current liabilities relating to discontinued operations as of January 2, 2005 and January 1, 2006 consisted of the following (in thousands):

	Year-End
	2004	2005
Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations	$12,455	$9,400
Liabilities relating to the SEPSCO and Propane Discontinued Operations	1,379	1,049

	$13,834	$10,449

       Accrued income taxes and other accrued expenses of the Beverage Discontinued Operations as of January 1, 2006 represent remaining liabilities payable with respect to the Beverage Discontinued Operations. The liabilities of the SEPSCO and Propane Discontinued Operations principally represent liabilities that have not been liquidated as of January 2, 2005. The Company expects that the liquidation of the remaining liabilities associated with all of these discontinued operations as of January 1, 2006 will not have any material adverse impact on its consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(23) Variable Interest Entities

AFA Service Corporation

       As discussed in Note 1, the Company consolidates AFA, in which the Company has a significant variable interest as a result of a management services agreement (the “AFA Agreement”) the Company entered into with AFA effective October 3, 2005. AFA is a cooperative that represents operators of domestic Arby's restaurants and is responsible for marketing and advertising the Arby's brand. Membership in AFA is compulsory for all domestic Arby's operators, who pay a percentage of their monthly gross sales to AFA for such services. The Company does not have any assets that collateralize AFA's obligations. Under the AFA Agreement, however, the Company is responsible for the excess, if any, of expenses over the higher of the actual or budgeted related fee revenue from the operators, although creditors and members of AFA have no recourse to the general credit of the Company.

       The effect of the consolidation of AFA was an increase to each of consolidated assets and liabilities of $5,587,000 in the accompanying consolidated balance sheet as of January 1, 2006. In accordance with accounting principles generally accepted in the United States, the contributions to and expenses of AFA are both reported in, and accordingly offset in, “Advertising and selling” in the accompanying consolidated

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

statement of operations for the year ended January 1, 2006 since the Company is acting in the capacity of an agent with regard to these contributions and expenses.

Collateralized Debt Obligations

       The Company has variable interests in each of the CDOs it manages due to the provision of the underlying management agreements and the ownership of preferred shares in certain of the CDOs (see Note 5). The preferred shares of CDOs represent less than 5% of each of the CDOs' total debt and equity as of January 1, 2006. In addition, the Company has determined that it does not have the majority of expected losses or gains of the respective CDOs. The Company may be considered to have significant variable interests in the CDOs in which the Company manages and owns an equity interest in the CDOs, but is not the primary beneficiary. The Company's maximum loss exposure relating to these variable interests is comprised of its investment balance of $20,993,000 (see Note 5), partially offset by the non-recourse notes payable to financial institutions of $8,036,000 (see Note 10) financing these investments, and the potential loss of future management fees.

(24) Retirement Benefit Plans

       The Company maintains several 401(k) defined contribution plans (the “401(k) Plans”) covering all of its employees who meet certain minimum requirements and elect to participate, including employees of Deerfield and RTM subsequent to July 22, 2004 and July 25, 2005, respectively. Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20%, 50% or 100%, depending on the respective plan, subject to certain limitations. The 401(k) Plans provide for Company matching contributions at 25% of employee contributions up to the first 4% thereof, 50% of employee contributions up to the first 6% thereof or discretionary matching contributions (which were none for one plan and 25% of employee contributions for another plan), depending on the respective plan. In addition, all but one of the 401(k) Plans permit discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the 401(k) Plans. However, effective January 1, 2006, contributions from certain highly compensated employees and related Company matching and profit sharing contributions under one of these plans have been significantly restricted or prohibited. In connection with the matching and profit sharing contributions, the Company provided $1,232,000, $1,386,000 and $1,367,000 as compensation expense in 2003, 2004 and 2005, respectively.

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

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of the plans' assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are (in thousands):

	2004	2005
Change in accumulated benefit obligations:
Accumulated benefit obligations at beginning of year	$4,693	$4,721
Service cost (consisting entirely of plan administrative expenses)	90	95
Interest cost	242	235
Actuarial loss	168	264
Benefit payments	(358)	(347)
Plan administrative and investment expense payments	(114)	(120)

Accumulated benefit obligations at end of year	4,721	4,848

Change in fair value of the plans' assets:
Fair value of the plans' net assets at beginning of year	3,903	3,983
Actual gain on the plans' assets	288	180
Company contributions	264	—
Benefit payments	(358)	(347)
Plan administrative and investment expense payments	(114)	(120)

Fair value of the plans' net assets at end of year	3,983	3,696

Unfunded status at end of year	(738)	(1,152)
Unrecognized net actuarial and investment loss	1,286	1,600

Net amount recognized	$548	$448

       The net amount recognized in the consolidated balance sheets consisted of the following (in thousands):

	Year-End
	2004	2005
Accrued pension liability reported in “Other liabilities and deferred income”	$(738)	$(1,152)
Unrecognized pension loss reported in the “Accumulated other comprehensive income” component of “Stockholders' equity”	1,286	1,600

Net amount recognized	$548	$448

       As of January 2, 2005 and January 1, 2006 each of the two plans have accumulated benefit obligations in excess of the fair value of the assets of the respective plan.

       The components of the net periodic pension cost are as follows (in thousands):

	2003	2004	2005
Service cost (consisting entirely of plan administrative expenses)	$85	$90	$95
Interest cost	249	242	235
Expected return on the plans' assets	(265)	(286)	(280)
Amortization of unrecognized net loss	66	31	50

Net periodic pension cost	$135	$77	$100

       The unrecognized pension recovery in 2003 and the losses in 2004 and 2005, less related deferred income taxes, have been reported as “Recovery of unrecognized pension loss” and “Unrecognized pension loss,”

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders' equity consisting of the following (in thousands):

	2003	2004	2005
Unrecognized pension recovery (loss)	$306	$(136)	$(314)
Deferred income tax (provision) benefit	(110)	50	114

	$196	$(86)	$(200)

       The actuarial assumptions used in measuring the net periodic pension cost and accumulated benefit obligations are as follows:

	2003	2004	2005
Net periodic pension cost:
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%
Discount rate	5.5%	5.5%	5.0%
Benefit obligations at end of year:
Discount rate	5.5%	5.0%	5.0%

       The expected long-term rate of return on plan assets of 7.5% for 2005 reflects the Company's estimate of the average returns on plan investments and amounts available for reinvestment. The rate was determined with consideration given to the targeted asset allocation discussed below.

       The effect of the decrease in the discount rate used in measuring the net periodic pension cost from 2004 to 2005 resulted in an increase in the net periodic pension cost of $2,000. The effect of the decrease in the discount rate used in measuring the accumulated benefit obligations from 2003 to 2004 resulted in an increase in the accumulated benefit obligations of $216,000.

       The weighted-average asset allocations of the two defined benefit plans by asset category at January 2, 2005 and January 1, 2006 are as follows:

	Year-End
	2004	2005
Debt securities	57%	58%
Equity securities	42%	38%
Cash and cash equivalents	1%	3%
Other	—	1%

	100%	100%

       Since the benefits under the Company's defined benefit plans are frozen, the strategy for the investment of plan assets is weighted towards capital preservation. Accordingly, the target asset allocation is 60% of assets in debt securities with intermediate maturities and 40% in large capitalization equity securities.

       The Company currently expects to contribute an aggregate $73,000 to its two defined benefit plans in 2006.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       The expected benefits to be paid by the Company's two defined benefit plans over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Fiscal Year(s)

2006	$332
2007	341
2008	364
2009	363
2010	366
2011–2015	1,816

(25) Lease Commitments

       The Company leases real property and restaurant, transportation, and office equipment. Some leases related to restaurant operations provide for contingent rentals based on sales volume. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below. In connection with the RTM Acquisition, the Company assumed numerous leases in 2005, consisting of the Sale-Leaseback Obligations (see Note 11), capitalized leases and operating leases.

       Rental expense under operating leases, which increased significantly as a result of the RTM Acquisition on July 25, 2005, consisted of the following components (in thousands):

	2003	2004	2005
Minimum rentals	$17,292	$18,266	$45,556
Contingent rentals	739	745	1,371

	18,031	19,011	46,927
Less sublease income	233	164	3,438

	$17,798	$18,847	$43,489

       The Company's (1) future minimum rental payments and (2) sublease rental receipts, for noncancelable leases having an initial lease term in excess of one year as of January 1, 2006, are as follows (in thousands):

	Rental Payments			Sublease Rental Receipts
Fiscal Year	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases
2006	$6,185	$5,557	$77,514	$1,042	$232	$7,942
2007	6,408	5,596	72,163	1,042	232	7,304
2008	6,459	5,707	68,068	1,042	232	6,625
2009	6,522	5,680	63,011	1,042	232	5,926
2010	7,160	6,222	57,728	1,042	232	5,065
Thereafter	79,349	74,963	433,711	8,277	2,163	25,028

Total minimum payments	112,083	103,725	$772,195	$13,487	$3,323	$57,890

Less interest	56,530	54,731

Present value of minimum sale-leaseback and capitalized lease payments	$55,553	$48,994

       As of January 1, 2006, the Company had $26,433,000 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” (see Note 9) and $36,446,000 of unfavorable leases included

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

in “Other liabilities and deferred income,” resulting in $10,013,000 of net unfavorable leases. The future minimum rental payments set forth above reflect the effect of adjustments to record increases in rent expense on a straight-line basis over the lease terms and have been reduced by (1) the $10,013,000 of net unfavorable leases, (2) the lease obligations for corporate facilities and closed restaurants for which the fair value of those obligations, reduced by estimated related sublease rental receipts, of $17,189,000 has already been recognized by the Company, (3) $6,648,000 advanced by landlords for improvements to the leased facilities and reimbursed through future rent payments and (4) $4,309,000 of Straight-Line Rent. Sublease rental receipts have been reduced by those receipts relating to the closed restaurants.

       The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable, in the accompanying consolidated balance sheet as of January 1, 2006 (see Note 11).

(26) Guarantees and Other Commitments

Guarantees

       National Propane retains a less than 1% special limited partner interest in its former propane business, now known as AmeriGas Eagle Propane, L.P. (“AmeriGas Eagle”). National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify (the “Indemnification”) the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of January 1, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50,000,000 as of January 1, 2006. The Company believes it is unlikely that it will be called upon to make any payments under the Indemnification. Prior to 2003, AmeriGas Propane L.P. (“AmeriGas Propane”) purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments if AmeriGas Propane required the repurchase or the Company would accelerate payment of deferred taxes of $36,100,000 as of January 1, 2006, associated with the sale and other tax basis differences, prior to 2003, of the propane business if National Propane required the repurchase. As of January 1, 2006 the Company has net operating loss tax carryforwards sufficient to offset these deferred taxes.

       Prior to the RTM Acquisition, RTM guaranteed the lease obligations (the “Affiliate Lease Guarantees”) of 24 restaurants operated by affiliates of RTM not acquired by the Company. The RTM selling stockholders have indemnified the Company with respect to the guarantee of these lease obligations (see Note 27). In addition, the purchasers of 23 restaurants sold in various transactions by RTM prior to the RTM Acquisition assumed the associated lease obligations, although RTM remains contingently liable if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”). All those lease obligations, which extend through 2025 including all then existing extension or renewal option periods, could aggregate a maximum of approximately $42,000,000 as of January 1, 2006, including approximately $36,000,000 under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through January 1, 2006. The estimated fair value of the Lease Guarantees was $1,351,000 as of the date of the RTM Acquisition, as determined in accordance with a preliminary independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company. Such amount was recorded as a liability by the Company in connection with the RTM Acquisition purchase price allocation reflected in Note 3 and is being amortized to “Other income, net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time. There remains an unamortized carrying amount of $1,231,000 included in “Other liabilities and deferred income” as of January 1, 2006 with respect to the Lease Guarantees.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       Triarc guaranteed mortgage notes payable through 2015 (the “Mortgage Guarantee”) related to 355 restaurants the Company sold to RTM in 1997, of which approximately $38,000,000 was outstanding as of January 2, 2005. As a result of the Debt Refinancing, on July 26, 2005 the mortgage notes were repaid and, accordingly, the Company no longer has the related guarantee. RTM also assumed substantially all of the associated lease obligations, although the Company remained contingently liable if RTM did not make the required lease payments (the “RTM Lease Guarantee”). As a result of the RTM Acquisition, the Company is now directly responsible for these lease obligations, which aggregated a maximum of approximately $52,000,000 as of January 2, 2005. The Mortgage Guarantee and RTM Lease Guarantee, which had an aggregate unamortized carrying amount of $151,000 included in “Other liabilities and deferred income” as of January 2, 2005, became fully amortized as a result of the RTM Acquisition.

Other Commitments

       Effective January 1, 2006, the Company entered into an agreement with PepsiCo, Inc. (“Pepsi”) for Pepsi to provide fountain beverage products and certain marketing support funding to the Company. The agreement requires the Company and its Arby's franchisees to purchase fountain beverage syrup from Pepsi at then current preferred prices until a contractual gallonage total has been reached. Future purchases by the Company under this commitment are estimated to be approximately $11,000,000 to $12,000,000 per year, aggregating approximately $90,000,000 over the life of the contract based on current preferred prices and the current ratio of sales at Company-owned restaurants to franchised Arby's restaurants.

(27) Transactions with Related Parties

       Prior to 2003 the Company provided aggregate incentive compensation of $22,500,000 to the Executives which was invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit. Deferred compensation expense of $3,438,000, $2,580,000 and $2,235,000 was recognized in 2003, 2004 and 2005, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the Cost Method. Accordingly, the Company recognized net investment income from investments in the Deferred Compensation Trusts of $720,000 in 2003, $2,042,000 in 2004 and $1,814,000 in 2005. The net investment income during 2003, 2004 and 2005 consisted of (1) realized gains from the sale of certain Cost Method investments in the Deferred Compensation Trusts of $949,000, $2,358,000 and $2,026,000, respectively, which included increases in value prior to 2003, 2004 and 2005 of $668,000, $1,823,000 and $1,629,000, respectively, (2) interest income of $9,000, $18,000 and $122,000, respectively, less (3) management fees of $238,000, $334,000 and $334,000, respectively. Realized gains, interest income and investment management fees are included in “Investment income, net” and deferred compensation expense is included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations. As of January 2, 2005 and January 1, 2006, the obligation to the Executives related to the Deferred Compensation Trusts is $31,724,000 and $33,959,000, respectively, and is included in “Deferred compensation payable to related parties” in the accompanying consolidated balance sheets. As of January 2, 2005 and January 1, 2006 the assets in the Deferred Compensation Trusts consisted of $17,001,000 and $17,159,000, respectively, included in “Investments,” which does not reflect the unrealized increase in the fair value of the investments, $6,725,000 and $6,370,000, respectively, included in “Investment settlements receivable” and $1,792,000 and $3,813,000, respectively, included in “Cash (including cash equivalents)” in the accompanying consolidated balance sheets. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

       In 2003 and 2004, the Executives elected to defer the receipt of certain shares issuable upon the exercise of stock options. In April 2003 the Executives exercised an aggregate 1,000,000 stock options under the Company's Equity Plans and paid the exercise price utilizing shares of the Company's Class A Common Stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by 360,795 shares of the Company's Class A Common Stock based on the market price at the date of exercise. An additional 721,590 shares of Class B Common Stock were issued as part of the Stock Distribution. During 2004 the Executives exercised an aggregate 3,250,000 Package Options (see Note 16) under the Company's Equity Plans and paid the exercise prices utilizing shares of the Company's Class B Common Stock effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $44,297,000, represented by an additional 1,334,323 Class A Common Shares and 2,668,630 Class B Common Shares based on the market prices at the dates of exercises. All such shares for 2003 and 2004 were held in two additional deferred compensation trusts (the “Additional Deferred Compensation Trusts”) until their release in December 2005. The aggregate resulting obligation of $54,457,000 was reported as the “Deferred compensation payable in common stock” component of “Stockholders' equity” in the accompanying consolidated balance sheet as of January 2, 2005. Cash equivalents of $1,217,000 as of January 2, 2005 funded from cumulative dividends paid on shares held by the Additional Deferred Compensation Trusts and interest thereon which had not yet paid to the Executives were included in “Cash (including cash equivalents),” and the related obligation was included in “Deferred compensation payable to related parties” in the accompanying consolidated balance sheet as of January 2, 2005. The Company did not record any income or loss from the change in the fair market value of the “Deferred compensation payable in common stock” since the trusts were invested in the Company's own common stock. The Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2008. However, pursuant to an agreement the Company entered into for its own tax planning reasons, on December 29, 2005 the Company accelerated the delivery of all of the shares and related cash dividends held in the Additional Deferred Compensation Trusts to the Executives. An aggregate 756,441 and 1,512,883 shares of the Company's Class A and Class B Common Stock, respectively, and related cash dividends of $2,879,000 were withheld by the Company to satisfy the Executive's statutory withholding taxes. Additionally, on December 29, 2005 the Company granted the Executives 756,441 and 1,512,883 Class A Options and Class B Options, respectively, to compensate the Executives for the unintended economic disadvantage relative to future price appreciation from the use of shares of the Company's Class A and Class B Common Stock to pay the withholding taxes. The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company's Class A and Class B Common Stock of $16.78 and $14.94, respectively, on December 29, 2005, were fully vested at the grant date and expire on January 1, 2009. This replacement of stock options by the Company did not result in additional compensation expense to the Company under the intrinsic value method since the shares in the Additional Deferred Compensation Trusts were effectively owned for more than six months at the date the new options were granted. Also pursuant to the agreement with the Company, the Executives exercised options and the Company issued new options to compensate for shares tendered to pay the exercise price and shares withheld to satisfy taxes. See Note 16 for further disclosure of related party transactions consisting of stock-based compensation, including the Executive Option Replacement which resulted in the recognition of compensation expense of $16,367,000 in 2005.

       A class action lawsuit relating to certain awards of compensation to the Executives in 1994 through 1997 was settled in 2001 whereby, among other things, the Company received an interest-bearing note (the “Executives' Note”) from the Executives, in the aggregate amount of $5,000,000. The Executives' Note was repaid in three equal installments in March 2001, 2002 and 2003. The Executives' Note bore interest at an annual rate of 1.75% in 2003 and resulted in interest income of $7,000 during 2003.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       As part of its overall retention efforts, the Company had provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management prior to 2003. Subsequently, the Company has not entered into any new co-investments or made any co-investment loans to management officers or employees and the current co-investment and corporate opportunity policy no longer permits any new loans. The former co-investment and corporate opportunity policy approved by the Company's audit committee previously provided that the Company could make loans to management, not to exceed an aggregate of $5,750,000 principal amount outstanding, where the Company's portion of the aggregate co-investment was at least 20%. Each loan could not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and was to be evidenced by promissory notes, of which at least one-half were to be recourse notes, secured by such member's co-investment shares. The promissory notes mature no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee; and bear interest at the prime rate payable and reset annually. The Company and certain of its management have two remaining co-investments in accordance with this policy which had outstanding balances or activity during 2003, 2004 or 2005: (1) K12 Inc. (“K12”) and (2) 280 BT. 280 BT is a limited liability holding company principally owned by the Company and present and former company management that, among other third parties, invested in operating companies. The investment in K12, however, is directly in the operating company.

       Information pertaining to the two remaining co-investments from their inception, including years prior to 2003, is as follows (dollars in thousands):

	K12	280 BT
Received from management on date of co-investment:	July 2001	November 2001
Cash	$222	$825
Recourse notes	222	825
Non-recourse notes	222	825
Note activity:
Collections	—	102
Provisions for uncollectible non-recourse notes (a)	—	525
Management notes outstanding at January 1, 2006:
Recourse notes	$222	$723
Non-recourse notes	222	723
Allowance for uncollectible non-recourse notes	—	(422)
Interest rate	6.25%	7.00%
Ownership percentages at January 1, 2006:
Company	1.7%	58.9	%(b)
Present Company management	0.5%	32.5%
Unaffiliated	97.8%	8.6%

(a)	The provisions for uncollectible non-recourse notes were established due to either declines in value of the underlying investments of 280 BT or settlements of related non-recourse notes described in (b) below. Such provisions for uncollectible notes, to the extent they relate to years subsequent to 2002, were included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations.
(b)	Includes the effect of the surrender by former Company officers of portions of their respective co-investment interests in 280 BT to the Company in settlement of non-recourse notes of $50,000 prior to 2003, $17,000 in 2003 and $35,000 in 2004, which resulted in increases in the Company's ownership percentage, which has increased to 58.9% at January 1, 2006 from 55.9% as of the issuance of the 280 BT co-investment loans prior to 2003. Such settlements resulted in a pretax loss to the Company of $10,000 in 2003 and none in 2004, consisting of reductions of the minority interests in 280 BT of $7,000 and $15,000, respectively, as a result of the Company now owning the surrendered interests, less charges of $18,000 and $15,000, respectively, for the extinguishment of the non-recourse notes and related accrued interest. During 2005, there were no such settlements of non-recourse notes and therefore no resulting effects in the accompanying consolidated statement of operations. In 2003 and 2004 the reductions of the minority interests were included as credits to “Minority interests in (income) loss of consolidated subsidiaries” and the charges for the extinguishment of the notes were included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       In addition to the co-investments set forth in the preceding table, the Company and certain of its officers, including entities controlled by them, have invested in Encore (see Note 8). The Company owns 5.3% and certain present officers collectively own 5.8% of Encore's issued and outstanding common stock as of January 1, 2006. In October 2002 the Company made a restricted stock award of 90,000 shares of Encore Common Stock owned by it to a then officer of the Company who is not one of the Executives and who began serving on Encore's board of directors. In connection with this award, the Company recorded the $72,000 fair market value of the Encore shares as of the date of grant as a deferred cost which was amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” ratably over the three-year vesting period of the restricted stock award. An equal offsetting deferred gain was amortized to income included in “Gain on sale of unconsolidated businesses” (see Note 20). The officer's employment with the Company was terminated in December 2004, and the terms of the unvested portion of the restricted stock award of 30,000 shares of Encore Common Stock were modified. As a result of the modification, the $667,000 incremental fair market value of the Encore shares was recorded as a deferred cost of which $65,000 and $602,000 were amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” during 2004 and 2005 through the October 2005 vesting date. An equal offsetting deferred gain was amortized to income included in “Gain on sale of unconsolidated businesses” (see Note 20).

       Prior to 2003 the Company had entered into a guarantee (the “Note Guarantee”) of $10,000,000 principal amount of senior notes that were scheduled to mature in January 2007 (the “Encore Notes”) issued by Encore to a major financial institution, of which the guaranteed amount as of December 30, 2002 was $6,698,000. In connection with the Encore Offering, the Encore Notes were repaid in 2003, thereby relieving the Company of the Note Guarantee. The Company recorded a pretax gain of $156,000 during 2003 representing the release of the then remaining unamortized carrying amount of the Note Guarantee which was reported in the “Amortization of fair value of debt guarantees” component of “Other income, net” (see Note 21) in 2003.

       As of January 1, 2006, the Company owns 63.6% of the capital interests in Deerfield. The remaining capital interests in Deerfield are owned directly or indirectly by executives of Deerfield, including one who is also a director of the Company. In connection with the Deerfield Acquisition, commencing July 22, 2009, the Company will have certain rights to acquire the capital interests of Deerfield owned by two of Deerfield's executives, which aggregate 35.5% of the capital interests and 34.3% of the Profit Interests. In addition, commencing July 22, 2007, those two executives will have certain rights to require the Company to acquire their economic interests. In each case, the rights are generally exercisable at a price equal to the then current fair market value of those interests and are subject to acceleration under certain circumstances.

       In December 2004 the Company purchased 1,000,000 shares of the REIT (see Note 8) for $15,000,000, and certain officers of the Company and/or its subsidiaries purchased 115,414 shares of the REIT for a cost of $1,731,000. Such shares were all purchased at the same price and terms as those shares purchased by third-party investors pursuant to the 2004 REIT Offering. Additional shares were acquired subsequent to the 2004 REIT Offering by certain of those officers at various prices in open-market transactions. The Company, however, did not acquire any shares subsequent to the 2004 REIT offering. The Company, through Deerfield, is the investment manager of the REIT and it has a 43% representation on the REIT's board of directors. The Company accounts for its investment in the REIT under the Equity Method. In addition, the Company

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

received the Restricted Investments in 2004 consisting of 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT, which represent stock-based compensation granted in consideration of the Company's management of the REIT. In 2005, the restrictions lapsed on 134,616 shares and 448,719 options vested. The aggregate 1,134,616 unrestricted shares held by the Company represents an ownership percentage in the REIT of 2.2% at January 1, 2006. Certain officers of Triarc and Deerfield hold shares in the REIT, representing an ownership percentage of approximately 0.5% at January 1, 2006. All of these transactions that involve the Company's ownership in the REIT are disclosed in more detail in Note 8.

       In accordance with an employment agreement with an executive of Deerfield who is also a director of the Company, Deerfield incurred expenses in 2004 and 2005 of $199,000 and $617,000, respectively, included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations, to reimburse an entity of which the executive is the principal owner for operating expenses related to the usage of an airplane. As of January 2, 2005 and January 1, 2006, the Company had a remaining payable to this entity of $140,000 and $91,000, respectively, included in “Accounts payable” in the accompanying consolidated balance sheets.

       On November 1, 2005, the Executives and the Company's Vice Chairman (collectively, the “Principals”) started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by the Principals and other senior officers of the Company (the “Employees”) through a management company (the “Management Company”) formed by the Principals. The Principals and the Employees continue to serve as officers of, and receive compensation from, the Company. The Company is making available the services of the Principals and the Employees, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. The length of time that these services will be provided has not yet been determined. The Company is being reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs for periods both before and after the launch of the Equity Funds. Such reimbursement with respect to 2005 amounts to $775,000 and has been recognized as a reduction of “General and administrative, excluding depreciation and amortization” expenses and is included in “Accounts and notes receivable” in the accompanying consolidated balance sheet as of January 1, 2006. A special committee comprised of independent members of the Company's Board of Directors (the “Special Committee”) has reviewed and considered these arrangements and approved the allocation of costs and reimbursement for 2005.

       In December 2005, the Company invested $75,000,000 in an account which is managed by the Management Company and co-invests on a parallel basis with the Equity Funds. The Principals and certain Employees have invested in the Equity Funds and certain Employees may invest additional amounts in the Equity Funds or in an account to be managed by the Management Company. The Management Company has agreed not to charge the Company, the Principals or the Employees any management fees with respect to their investments. Further, the Principals and the Employees will not pay any incentive fees and the Company will not pay any incentive fees for the first two years and, thereafter, will pay lower incentive fees than those generally charged to other investors in the Equity Funds. The Company is entitled to withdraw its investment quarterly upon 65 days' prior written notice. The Special Committee unanimously recommended the Company's investment on these terms to the executive committee of the Company's Board of Directors, which in turn unanimously approved such investment, with the Executives abstaining from the vote.

       The Company has a note receivable of $519,000 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition and is reported as the “Note receivable from non-executive officer” component of “Stockholders' equity” in the Company's consolidated balance sheet as of January 1, 2006. The note bears interest at a bank base rate plus 2% (9.25% as of January 1, 2006). The note is payable in annual installments through 2013 and is secured by 88,058 shares of the Company's Class B Common Stock that the Company issued to the selling stockholder in connection with the RTM Acquisition. The Company recorded $20,000 of interest income on this note during 2005.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

       On July 25, 2005, the Company entered into two lease arrangements through February 2006 and April 2006, respectively, for RTM's previous corporate office facilities with entities owned by certain selling stockholders of RTM, including a selling stockholder who became a member of the Company's Board of Directors subsequent to the RTM Acquisition. The combined monthly rent was $54,000 plus real estate taxes and operating costs and aggregated $283,000 during 2005, which has been included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying 2005 consolidated statement of operations. The Company believes the rental payments under the leases approximate fair market value. In addition, as of January 1, 2006 the Company has reflected $5,099,000 in “Accounts payable” for costs incurred by the RTM selling stockholders in connection with the RTM Acquisition which the Company is obligated to reimburse to them under the terms of the related agreement.

       In connection with the RTM Acquisition, the Company provides certain management services to certain affiliates of RTM that the Company did not acquire including information technology, risk management, accounting, tax and other management services. The Company charges a monthly fee of $36,000 plus out-of-pocket expenses for such services which aggregated $193,000 during 2005 and was recognized as a reduction of “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statement of operations. In connection therewith, $35,000 was due to the Company as of January 1, 2006 which is included in “Accounts and notes receivable” in the accompanying consolidated balance sheet. This services agreement may be terminated by either party after February 1, 2006 upon 30 days notice, although as of February 28, 2006 no such notice had been given by either party. The Company believes that these fees approximate the cost to the Company of providing the management services. In addition, the Company continues to have limited transactions with certain of these affiliates which during 2005 resulted in the Company recording (1) rental income of $26,000 for a restaurant leased to one of the affiliates and (2) royalty expense of $10,000 related to the use of a brand owned by one of these affiliates in 4 Company-owned restaurants. As disclosed in Note 26, RTM remains contingently liable for certain lease obligations aggregating approximately $36,000,000 that it had guaranteed on behalf of certain affiliates prior to the RTM Acquisition. However, the Company has been indemnified by the selling stockholders of RTM for any future payments the Company may be required to make under such guarantees. In addition, as of January 1, 2006, the Company has a receivable of $248,000 from an affiliate principally for payroll costs incurred on the affiliate's behalf by RTM prior to the RTM Acquisition.

       In connection with the RTM Acquisition, a portion of the cash purchase price paid by the Company was used to repay promissory notes and related accrued interest owed by RTM to certain former stockholders of RTM, including $11,821,000 of principal and accrued interest to ARG's President and Chief Executive Officer who, prior to joining the Company in January 2004, had been a former officer, director and stockholder of RTM.

       The Company made $1,303,000 of charitable contributions in 2005 to The Arby's Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors, including $1,000,000 in connection with the RTM Acquisition.

       The Company's President and Chief Operating Officer has an equity interest in a franchisee that owns an Arby's restaurant. That franchisee is a party to a standard Arby's franchise license agreement and pays to Arby's fees and royalty payments that unaffiliated third-party franchisees pay. Under an arrangement that pre-dated the Sybra Acquisition, Sybra manages the restaurant for the franchisee and did not receive any compensation for its services during 2003, 2004 or 2005.

       During 2005, the Company sold one of its restaurants to a former employee for a cash sale price of $408,000, which resulted in a loss of $235,000 recognized in “Depreciation and amortization, excluding amortization of deferred financing costs,” including the write-off of $423,000 of allocated goodwill (see Note 9). The Company believes that such sale price represented the then fair value of the restaurant.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

(28) Legal and Environmental Matters

       In 2001, a vacant property owned by Adams, an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the FDEP for its review. In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams and Adams has sought clarification from, and expects to have additional conversations with, the FDEP in order to attempt to resolve this matter. Based on provisions made prior to 2003 of $1,667,000 for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

       In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $256,000 of legal fees and expenses against which the defendants, including the Company, filed their opposition on February 24, 2006. On March 29, 2006, the court awarded the plaintiffs $75,000 in fees and expenses. Defendants, including the Company, have not decided whether to pursue an appeal from the order.

       In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,500,000 as of January 1, 2006. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(29) Business Segments

       The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”). Restaurants include RTM effective with the RTM Acquisition on July 25, 2005. Asset Management consists entirely of Deerfield effective with the Deerfield Acquisition on July 22, 2004. The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs (“Depreciation and Amortization”). Operating profit has been computed as revenues less operating expenses. In computing EBITDA and operating profit, interest

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash and cash equivalents, short-term investments, investment settlement receivables, non-current investments and properties.

       The following is a summary of the Company's segment information (in thousands):

	2003	2004	2005
Revenues:
Restaurants	$293,620	$306,518	$662,009
Asset Management	—	22,061	65,325

Consolidated revenues	$293,620	$328,579	$727,334

EBITDA:
Restaurants	$75,148	$72,094	$79,324
Asset Management	—	3,607	11,472
General corporate	(40,298)	(52,906)	(86,200)

Consolidated EBITDA	34,850	22,795	4,596

Less Depreciation and Amortization:
Restaurants	8,487	12,912	26,448
Asset Management	—	1,996	4,835
General corporate	5,564	5,153	5,387

Consolidated Depreciation and Amortization	14,051	20,061	36,670

Less goodwill impairment:
Restaurants	22,000	—	—

Operating profit (loss):
Restaurants	44,661	59,182	52,876
Asset Management	—	1,611	6,637
General corporate	(45,862)	(58,059)	(91,587)

Consolidated operating profit (loss)	(1,201)	2,734	(32,074)
Interest expense	(37,225)	(34,171)	(68,789)
Insurance expense related to long-term debt	(4,177)	(3,874)	(2,294)
Loss on early extinguishment of debt	—	—	(35,809)
Investment income, net	17,251	21,662	55,336
Gain on sale of unconsolidated businesses	5,834	154	13,068
Gain (costs) related to proposed business acquisitions not consummated	2,064	(793)	(1,376)
Other income, net	2,881	1,199	5,255

Consolidated loss from continuing operations before benefit from income taxes and minority interests	$(14,573)	$(13,089)	$(66,683)

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

	Year-End
	2003	2004	2005
Identifiable assets:
Restaurants	$209,167	$209,856	$1,044,199
Asset Management	—	138,818	149,247
General corporate	833,798	718,299	1,616,043

Consolidated total assets	$1,042,965	$1,066,973	$2,809,489

(30) Quarterly Financial Information (Unaudited)

       The table below sets forth summary unaudited consolidated quarterly financial information for 2004 and 2005. The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund report on a calendar year ending on December 31. Excluding Deerfield, the Opportunities Fund and the DM Fund, all of the Company's fiscal quarters in 2004 and 2005 contained 13 weeks except for the fourth quarter of 2004 which contained 14 weeks. This unaudited consolidated quarterly financial information includes the quarterly results of operations of Deerfield, on a basis of calendar quarters, and RTM subsequent to their acquisition dates of July 22, 2004 and July 25, 2005, respectively. See Note 3 for more detailed disclosure of these acquisitions. The Opportunities Fund and the DM Fund have been included in this unaudited consolidated quarterly financial information from their respective commencement dates of October 4, 2004 and March 1, 2005.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

	Quarter Ended
	March 28,	June 27,	September 26, (b)	January 2, 2005
	(In Thousands Except Per Share Amounts)
2004
Revenues	$69,191	$77,465	$85,960	$95,963
Cost of sales, excluding depreciation and amortization	37,385	41,604	40,902	42,706
Cost of services, excluding depreciation and amortization	—	—	2,042	5,752
Operating profit (loss)	(22)	3,296	5,528	(6,068)
Income (loss) from continuing operations	(3,156)	(1,276)	11,149	(5,240)
Gain on disposal of discontinued operations (Note 22)	—	—	10,823	1,641
Net income (loss)	(3,156)	(1,276)	21,972	(3,599)
Basic income (loss) per share (a):
Class A common stock:
Continuing operations	(.05)	(.02)	.16	(.08)
Discontinued operations	—	—	.16	.02
Net income (loss)	(.05)	(.02)	.32	(.06)
Class B common stock:
Continuing operations	(.05)	(.02)	.18	(.08)
Discontinued operations	—	—	.18	.02
Net income (loss)	(.05)	(.02)	.36	(.06)
Diluted income (loss) per share (a):
Class A common stock:
Continuing operations	(.05)	(.02)	.15	(.08)
Discontinued operations	—	—	.13	.02
Net income (loss)	(.05)	(.02)	.28	(.06)
Class B common stock:
Continuing operations	(.05)	(.02)	.16	(.08)
Discontinued operations	—	—	.14	.02
Net income (loss)	(.05)	(.02)	.30	(.06)

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
January 1, 2006

	Quarter Ended
	April 3,	July 3,	October 2, (c)	January 1, 2006 (d)
	(In Thousands Except Per Share Amounts)
2005 (e)
Revenues	$87,697	$93,723	$240,356	$305,558
Cost of sales, excluding depreciation and amortization	39,189	41,038	148,162	189,586
Cost of services, excluding depreciation and amortization	4,149	4,614	4,610	11,443
Operating profit (loss)	436	2,729	(11,160)	(24,079)
Income (loss) from continuing operations	2,679	(52)	(42,480)	(19,059)
Gain on disposal of discontinued operations (Note 22)	—	471	—	2,814
Net income (loss)	2,679	419	(42,480)	(16,245)
Basic and diluted income (loss) per share of Class A Common Stock and Class B Common Stock (a):
Continuing operations	.04	—	(.58)	(.25)
Discontinued operations	—	.01	—	.04
Net income (loss)	.04	.01	(.58)	(.21)

(a)	Basic and diluted income (loss) per share amounts reflect the effect of the Stock Distribution and have been computed consistent with the annual calculations explained in Note 4. Basic and diluted income (loss) per share for each of the Class A and Class B Common Shares are the same for each of the first two quarters and the fourth quarter of 2004 and the last three quarters of 2005 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations in each of those quarters. The basic and diluted income per share for each of the Class A and Class B Common Shares are the same for the quarter ended April 3, 2005 since the difference is less than one cent.

The diluted income per share amounts for the quarter ended September 26, 2004 have been retroactively restated in accordance with Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” of the Emerging Issues Task Force of the Financial Accounting Standards Board. EITF 04-8 became applicable in the Company's 2005 fiscal year and requires that contingently convertible debt instruments be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent conversion feature has been met, with retroactive restatement of diluted earnings per share of all comparable periods presented.

(b)	The income from continuing operations and net income for the quarter ended September 26, 2004 were materially affected by (1) the release of reserves for income taxes no longer required of $25,415,000 (see Note 15) of which $14,592,000 increased the benefit from income taxes included in income (loss) from continuing operations and $10,823,000 was reported as gain on disposal of discontinued operations (see Note 22) and (2) the release of related interest accruals of $4,342,000, or $2,741,000 after an income tax provision of $1,601,000, included in income (loss) from continuing operations.

(c)	The loss from continuing operations and net loss for the quarter ended October 2, 2005 were materially affected by (1) the loss on early extinguishment of debt of $35,790,000 (see Note 12), or $21,852,000 after an income tax benefit of $13,938,000, (2) the loss on settlement of unfavorable franchise rights of $17,024,000, with no income tax benefit and (3) the charge for facilities relocation and corporate restructuring of $6,559,000 (see Note 17), or $4,010,000 after an income tax benefit of $2,549,000.

(d)	The loss from continuing operations and net loss for the quarter ended January 1, 2006 were materially affected by (1) compensation expense related to the Executive Option Replacement of $16,367,000 (see Note 16), or $10,475,000 after an income tax benefit of $5,892,000 and (2) a facilities relocation and corporate restructuring charge of $6,949,000 (see Note 17), or $4,286,000 after an income tax benefit of $2,663,000.

(e)	Certain amounts prior to the quarter ended January 1, 2006 have been reclassified to conform with the presentation in the accompanying consolidated statement of operations for the year ended January 1, 2006.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

       Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 1, 2006. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of January 1, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), including the extended period for the filing of this Form 10-K provided for under Rule 12b-25(b) of the Exchange Act.

RTM Restaurant Group

       As noted below in Management's Report on Internal Control over Financial Reporting, pursuant to guidance provided by the SEC, we have excluded from our assessment of the effectiveness of internal control over financial reporting as of January 1, 2006 the RTM Restaurant Group (“RTM”), a business we acquired on July 25, 2005. Prior to our acquisition, RTM was privately held and had no previous public company reporting obligations with the Securities and Exchange Commission.

       During our ongoing assessment of RTM's system of internal control, we have noted certain significant deficiencies in RTM's systems, procedures and internal control over financial reporting, principally attributable to a lack of sufficient permanent personnel with adequate public company accounting experience, inadequate or inconsistent accounting procedures, inaccurate journal entry preparation and account classifications, inadequate reconciliation and review processes and limitations attributable to the age of RTM's accounting systems. These deficiencies were detected principally through our existing controls and procedures at both the restaurant operating segment and parent company (Triarc) levels. To ensure that our financial statements were materially correct, we performed supplemental procedures in addition to the normal recurring control procedures and closing processes. Based on the additional procedures to supplement RTM's existing internal controls and procedures, as well as our additional reviews and procedures performed at the parent company (Triarc) level, we have concluded that our financial statements as of and for the year ended January 1, 2006 are fairly stated, in all material respects, in accordance with GAAP. We have communicated these significant deficiencies and the scope and nature of the additional procedures noted above to our Audit Committee.

       We have begun remediating these deficiencies, including the hiring of additional staff and the planning and design of enhanced controls and procedures. In addition, we are beginning plans for a conversion to new, more robust accounting systems to be used by our restaurant businesses, including RTM. Our assessment of RTM's internal control over financial reporting is ongoing, however, and we cannot be certain that additional deficiencies will not be discovered or that the existing deficiencies will not result in a delay in the filing of future periodic reports. Until our assessment is complete and related remediation effected, we will continue to perform supplemental procedures necessary to ensure that our financial statements are fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Management's Report on Internal Control Over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       Pursuant to SEC guidance, we have excluded from our assessment of the effectiveness of internal control over financial reporting as of January 1, 2006 RTM and AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, but which we consolidate because we are deemed to be the primary beneficiary under GAAP. For our fiscal year ended January 1, 2006, RTM accounted for $357.5 million (or 49%) of our $727.3 million of consolidated revenues, had $18.8 million of operating profit within our $(32.1) million of consolidated operating loss and accounted for $822.9 million (29%) of our $2,809.5 million of consolidated assets. Collectively, the entities comprising RTM are “significant subsidiaries” (as defined in Regulation S-X under the Exchange Act). The effect of the consolidation of AFA was an increase to our consolidated assets of $5.6 million (less than 1%). The consolidation of AFA had no effect on our reported results of operations.

       Based on our assessment of the system of internal control, management believes that, as of January 1, 2006, our internal control over financial reporting was effective.

       Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on our assessment of our internal control over financial reporting, which is included below.

Change in Internal Control Over Financial Reporting

       As a result of the RTM Acquisition, we have changed our internal control over financial reporting to include consolidation of RTM's results of operations, as well as acquisition-related accounting and disclosures. The effects on our system of internal control over financial reporting as a result of the RTM Acquisition are discussed above. We anticipate that the remediation associated with the significant deficiencies described above will have a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Triarc Companies, Inc.
New York, New York

       We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Triarc Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the RTM Restaurant Group (“RTM”), interests in which were acquired on July 25, 2005 and whose financial statements reflect total assets and revenues constituting 29 and 49 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2006. Accordingly, our audit did not include the internal control over financial reporting at RTM. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

       In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2006 of the Company and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 31, 2006

Item 9B. Other Information.

       Not applicable.

PART III
Items 10, 11, 12, 13 and 14.

       The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to May 1, 2006 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee,” “Audit Committee Report” and “Stock Price Performance Graph” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements:
		See Index to Financial Statements (Item 8).

	2.	Financial Statement Schedules:
		Independent Auditors' Report

		Schedule I—Condensed Balance Sheets (Parent Company Only)—as of January 2, 2005 and January 1, 2006; Condensed Statements of Operations (Parent Company Only)—for the fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006; Condensed Statements of Cash Flows (Parent Company Only)—for the fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006.

       All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger dated September 15, 2000, among Cadbury Schweppes plc, CSN Acquisition Inc., CRC Acquisition Inc., Triarc Companies, Inc., Snapple Beverage Group, Inc. and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).
2.2	—	Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).
2.3	—	First Amendment to Purchase Agreement, dated as of July 22, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.8 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).
2.4	—	Agreement and Plan of Merger, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
2.5	—	Membership Interest Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.3 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
2.6	—	Asset Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.5 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

Exhibit No.		Description
2.7	—	Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Acquisition Co., Arby's Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
2.8	—	First Amendment to Membership Interest Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc. Arby's Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.4 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
2.9	—	First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.6 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
3.1	—	Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).
3.2	—	By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 5, 2004 (SEC file no. 1-2207).
3.3	—	Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).
4.1	—	Indenture dated as of November 21, 2000 among Arby's Franchise Trust, as issuer, Ambac Assurance Corporation, as insurer, and BNY Midwest Trust Company, a Bank of New York Company, as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
4.2	—	Indenture, dated as of May 19, 2003, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Registration Statement on Form S-3 dated June 19, 2003 (SEC file no. 333-106273).
4.3	—	Supplemental Indenture, dated as of November 21, 2003, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.3 to Triarc's Registration Statement on Form S-3 dated November 24, 2003 (SEC file no. 333-106273).
4.4	—	Registration Rights Agreement, dated as of July 25, 2005, among Triarc Companies, Inc. and certain stockholders of Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
4.5	—	First Supplemental Indenture, dated as of July 13, 2005, among Arby's Franchise Trust, Ambac Assurance Corporation, as Insurer and as Controlling Party, and BNY Midwest Trust Company, as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
10.1	—	Form of Non-Incentive Stock Option Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file no. 1-2207).**
10.2	—	Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 13 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file no. 1-2207).**
10.3	—	Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy (SEC file no. 1-2207).**

Exhibit No.		Description
10.4	—	Form of Non-Incentive Stock Option Agreement under the 1997 Equity Plan, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file no. 1-2207).**
10.5	—	Form of Non-Incentive Stock Option Agreement under Triarc's 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC file no. 1-2207).**
10.6	—	Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 1-2207).
10.7	—	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc's 1999 Proxy Statement (SEC file no. 1-2207).**
10.8	—	Employment Agreement dated as of May 1, 1999 between Triarc and Nelson Peltz, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**
10.9	—	Employment Agreement dated as of May 1, 1999 between Triarc and Peter W. May, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**
10.10	—	Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**
10.11	—	Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).**
10.12	—	Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
10.13	—	Form of Non-Incentive Stock Option Agreement under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 27, 2003 (SEC file no. 1-2207).**
10.14	—	Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of June 26, 2004, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).
10.15	—	Commitment Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Scott A. Roberts and Deerfield Capital Management LLC, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).
10.16	—	Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).**
10.17	—	Supplement, dated as of July 14, 2004, to the Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).**
10.18	—	First Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of July 22, 2004, incorporated herein by reference to Exhibit 10.9 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

Exhibit No.		Description
10.19	—	Second Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 16, 2004, incorporated herein by reference to Exhibit 10.10 to Triarc's Amendment No. 1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).
10.20	—	Third Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 20, 2004, incorporated herein by reference to Exhibit 10.11 to Triarc's Amendment No. 1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).
10.21	—	Lease Agreement, dated as of December 22, 2004, between 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC, as Lessor, and Triarc Companies, Inc., as Lessee, incorporated herein by reference to Exhibit 10.12 to Triarc's Current Report on Form 8-K dated December 16, 2004 (SEC file no. 1-2207).
10.22	—	Form of Restricted Stock Agreement for Class A Common Stock under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).**
10.23	—	Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).**
10.24	—	Third Amended and Restated Commitment Agreement, dated as of February 28, 2005, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Scott A. Roberts and Deerfield Capital Management, LLC., incorporated herein by reference to Exhibit 10.1 to Triarc's Form 10-Q for the quarter ended April 3, 2005 (SEC file no. 1-2207).
10.25	—	Credit Agreement, dated as of July 25, 2005, among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
10.26	—	Employment Agreement, dated July 25, 2005, by and between Douglas N. Benham and Arby's Restaurant Group, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).**
10.27	—	Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
10.28	—	Investment Management Agreement dated as of November 14, 2005 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Triarc's Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.29	—	Amended and Restated Limited Liability Company Agreement of Jurl Holdings, LLC dated as of November 10, 2005 by and among Triarc Acquisition, LLC and the Class B members party thereto, incorporated herein by reference to Exhibit 10.4 to Triarc's Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.30	—	Amended and Restated Limited Liability Company Agreement of Triarc Deerfield Holdings, LLC dated as of November 10, 2005 by and among Triarc Companies, Inc., Madison West Associates Corp. and the Class B members party thereto, incorporated herein by reference to Exhibit 10.5 to Triarc's Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

Exhibit No.		Description
10.31	—	Form of Triarc Deerfield Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.6 to Triarc's Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.32	—	Form of Jurl Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.7 to Triarc's Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.33	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 433,626 shares of the Company' s Class A Common Stock, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.34	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 867,253 shares of the Company' s Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.35	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Peter W. May, with respect to 322,815 shares of the Company' s Class A Common Stock, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.36	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Peter W. May, with respect to 645,630 shares of the Company' s Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.37	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 170,116 shares of the Company' s Class A Common Stock, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.38	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 131,411 shares of the Company' s Class A Common Stock, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.39	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 108,457 shares of the Company' s Class A Common Stock, incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.40	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 340,231 shares of the Company' s Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 10.8 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.41	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 262,824 shares of the Company' s Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 10.9 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**

Exhibit No.		Description
10.42	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Nelson Peltz, with respect to 216,912 shares of the Company' s Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 10.10 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.43	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Peter W. May, with respect to 47,518 shares of the Company' s Class A Common Stock, incorporated herein by reference to Exhibit 10.11 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.44	—	Non-Incentive Stock Option Agreement Under Triarc Companies, Inc. 2002 Equity Participation Plan, dated as of December 29, 2005, by and between the Company and Peter W. May, with respect to 95,036 shares of the Company' s Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 10.12 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.45	—	Agreement, dated as of December 29, 2005, between the Company and Nelson Peltz, incorporated herein by reference to Exhibit 10.13 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.46	—	Agreement, dated as of December 29, 2005, between the Company and Peter W. May, incorporated herein by reference to Exhibit 10.14 to Triarc's Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**
10.47	—	Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).**
10.48	—	Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).**
10.49	—	Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).**
10.50	—	Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207).**
10.51	—	Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 1, 2005 (SEC file no. 1-2207).**
21.1	—	Subsidiaries of the Registrant*
23.1	—	Consent of Deloitte & Touche LLP*
23.2	—	Consent of BDO Seidman, LLP*
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	—	Consolidated Financial Statements of Encore Capital Group, Inc.*

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

(d) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

The consolidated financial statements of Encore Capital Group, Inc., an investment of the Company accounted for in accordance with the equity method, are hereby incorporated by reference from “Item 8. Consolidated Financial Statements” of the Annual Report on Form 10-K for the year ended December 31, 2005 of Encore Capital Group, Inc. (SEC file no. 000-26489). A copy of the consolidated financial statements incorporated by reference in this Item 15(d) is included as Exhibit 99.1 to this Form 10-K.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triarc Companies, Inc. (Registrant)
/s/ NELSON PELTZ Nelson Peltz Chairman and Chief Executive Officer

Dated: April 3, 2006

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 3, 2006 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Titles
/s/ NELSON PELTZ (Nelson Peltz)	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
/s/ PETER W. MAY (Peter W. May)	President and Chief Operating Officer, and Director (Principal Operating Officer)
/s/ FRANCIS T. MCCARRON (Francis T. McCarron)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ FRED H. SCHAEFER (Fred H. Schaefer)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ HUGH L. CAREY (Hugh L. Carey)	Director
/s/ CLIVE CHAJET (Clive Chajet)	Director
/s/ EDWARD P. GARDEN (Edward P. Garden)	Vice Chairman and Director
/s/ JOSEPH A. LEVATO (Joseph A. Levato)	Director
/s/ GREGORY H. SACHS (Gregory H. Sachs)	Director
/s/ DAVID E. SCHWAB II (David E. Schwab II)	Director
/s/ RAYMOND S. TROUBH (Raymond S. Troubh)	Director
/s/ GERALD TSAI, JR. (Gerald Tsai, Jr.)	Director
/s/ RUSSELL V. UMPHENOUR, JR. (Russell V. Umphenour, Jr.)	Director
/s/ JACK G. WASSERMAN (Jack G. Wasserman)	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Triarc Companies, Inc.
New York, New York

       We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and for each of the three years in the period ended January 1, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 1, 2006, and the effectiveness of the Company's internal control over financial reporting as of January 1, 2006, and have issued our reports thereon dated March 31, 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 31, 2006

SCHEDULE I

Triarc Companies, Inc. (Parent Company Only)
CONDENSED BALANCE SHEETS
(In Thousands Except Share Data)

	January 2, 2005	January 1, 2006
Assets
Current assets:
Cash and cash equivalents	$38,971	$17,746
Short-term investments	53,075	50,963
Investment settlements receivable	14,930	15,229
Amounts due from subsidiaries	130,490	100,232
Deferred income tax benefit, other receivables and other current assets	9,390	13,194

Total current assets	246,856	197,364
Investments in consolidated subsidiaries	390,190	538,388
Restricted cash equivalents	1,939	1,939
Note receivable from Sybra, Inc.	27,636	—
Investments	17,002	17,159
Properties	25,812	22,971
Deferred income taxes	—	15,316
Deferred costs and other assets	11,662	9,327

	$721,097	$802,464

Liabilities and Stockholders' Equity
Current liabilities:
Intercompany demand note payable to a subsidiary	$50,000	$50,000
Other amounts due to subsidiaries	44,226	72,284
Current portion of long-term debt (a)	4,180	8,799
Accounts payable	4,810	5,083
Accrued expenses and other current liabilities	30,641	38,661
Current liabilities related to discontinued operations	12,455	9,400

Total current liabilities	146,312	184,227

Long-term debt (b)	190,810	180,379
Deferred compensation payable to related parties	32,941	33,959
Deferred income taxes	39,018	—
Other liabilities and deferred income	8,877	8,329
Stockholders' equity:
Class A common stock, $.10 par value; shares authorized: 100,000,000; shares issued: 29,550,663	2,955	2,955
Class B common stock, $.10 par value; shares authorized: 150,000,000; shares issued: 59,101,326	5,910	5,910
Additional paid-in capital	128,096	264,770
Retained earnings	337,415	259,285
Common stock held in treasury	(227,822)	(130,179)
Deferred compensation payable in common stock	54,457	—
Unearned compensation	(1,350)	(12,103)
Accumulated other comprehensive income	3,478	5,451
Note receivable from non-executive officer of subsidiary	—	(519)

Total stockholders' equity	303,139	395,570

	$721,097	$802,464

(a)	Consists of the current portion of long-term debt of $3,227,000 and guaranteed subsidiary debt of $953,000 and $5,572,000 as of January 2, 2005 and January 1, 2006, respectively. The parent company obligation for the guarantee of subsidiary debt was eliminated in consolidation in the accompanying consolidated balance sheets.
(b)	Consists of 5% convertible notes due 2023 in the amount of $175,000,000, a secured bank term loan of $8,606,000 and $5,379,000 as of January 2, 2005 and January 1, 2006, respectively, and guaranteed subsidiary debt of $7,204,000 as of January 2, 2005. The parent company obligation for the guarantee of subsidiary debt was eliminated in consolidation in the accompanying consolidated balance sheets.

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006
Revenues and income:
Net sales to subsidiaries	$35,278	$62,397	$60,706
Equity in income from continuing operations of subsidiaries	18,311	32,690	3,128
Investment income	4,698	7,921	9,455
Intercompany interest income	375	1,078	1,130

	58,662	104,086	74,419

Costs and expenses:
Cost of sales, excluding depreciation and amortization	35,278	62,397	60,706
General and administrative, excluding depreciation and amortization	43,091	56,267	86,708
Depreciation and amortization, excluding amortization of deferred financing costs	3,704	3,249	2,956
Facilities relocation and corporate restructuring	—	—	1,547
Intercompany interest expense	756	1,002	1,546
Other interest expense	7,241	9,253	10,103
Other (income) expense	(2,547)	690	1,091

	87,523	132,858	164,657

Loss from continuing operations before benefit from income taxes	(28,861)	(28,772)	(90,238)
Benefit from income taxes	15,778	30,249	31,326

Income (loss) from continuing operations	(13,083)	1,477	(58,912)
Equity in income from discontinued operations of subsidiaries	2,245	12,464	3,285

Net income (loss)	$(10,838)	$13,941	$(55,627)

Basic income (loss) per share:
Class A common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.18	.05

Net income (loss)	$(.18)	$.20	$(.79)

Class B common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.21	.05

Net income (loss)	$(.18)	$.23	$(.79)

Diluted income (loss) per share:
Class A common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.17	.05

Net income (loss)	$(.18)	$.19	$(.79)

Class B common stock:
Continuing operations	$(.22)	$.02	$(.84)
Discontinued operations	.04	.20	.05

Net income (loss)	$(.18)	$.22	$(.79)

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006
Cash flows from operating activities:
Net income (loss)	$(10,838)	$13,941	$(55,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of withholding taxes relating to stock compensation	—	—	(49,943)
Deferred income tax benefit	(15,035)	(19,525)	(30,422)
Operating investment adjustments, net (see below)	(31,747)	41,973	(7,483)
Equity in income from continuing operations of subsidiaries	(18,311)	(32,690)	(3,128)
Equity in income from discontinued operations of subsidiaries	(2,245)	(12,464)	(3,285)
Stock-based compensation provision	249	160	22,614
Dividends from subsidiaries	1,540	8,222	10,625
Depreciation and amortization of properties	3,361	2,992	2,848
Amortization of other intangible assets and certain other items	343	257	108
Amortization of deferred financing costs	594	973	958
Deferred compensation provision	3,438	2,585	2,296
Collection of non-current receivables	1,667	500	—
Release of income tax and related interest accruals	—	(10,828)	—
Change in due from/to subsidiaries	(4,788)	(4,413)	(630)
(Increase) decrease in receivables and other current assets	(1,010)	413	(1,422)
Increase in accounts payable and accrued expenses	1,048	2,978	7,089
Other, net	104	1,204	2,565

Net cash used in operating activities	(71,630)	(3,722)	(102,837)

Cash flows from investing activities:
Net (advances to) repayments from subsidiaries	(2,364)	86,428	94,460
Investment activities, net (see below)	10,931	(69,555)	9,134
Capital expenditures	(682)	(13)	(7)
Cost of business acquisition	—	(94,907)	—
Capital contributed to subsidiaries	(5,000)	(4,000)	—
Investment in subsidiary	—	(100,000)	—
Investment in affiliate	—	(15,000)	—
Other, net	126	(29)	(27)

Net cash provided by (used in) investing activities	3,011	(197,076)	103,560

Cash flows from financing activities:
Dividends paid	(8,515)	(18,168)	(22,503)
Repayments of long-term debt	(3,227)	(3,227)	(3,227)
Proceeds from exercises of stock options	13,688	14,994	4,023
Proceeds from issuance of long-term debt	175,000	—	—
Repurchases of common stock for treasury	(41,700)	—	—
Deferred financing costs	(6,638)	—	—
Class B common stock distribution costs	(931)	—	—

Net cash provided by (used in) financing activities	127,677	(6,401)	(21,707)

Net cash provided by (used in) continuing operations	59,058	(207,199)	(20,984)
Net cash used in discontinued operations—operating activities	(6,395)	(176)	(241)

Net increase (decrease) in cash and cash equivalents	52,663	(207,375)	(21,225)
Cash and cash equivalents at beginning of year	193,683	246,346	38,971

Cash and cash equivalents at end of year	$246,346	$38,971	$17,746

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006
Detail of cash flows related to investments:
Operating investment adjustments, net:
Cost of trading securities purchased	$(333,962)	$(114,394)	$—
Proceeds from sales of trading securities	303,434	161,914	10
Net recognized (gains) losses from trading securities and short positions in securities	(546)	1,177	(10)
Other net recognized gains, including other than temporary losses	(865)	(6,632)	(6,937)
Other	192	(92)	(546)

	$(31,747)	$41,973	$(7,483)

Investing investment activities, net:
Proceeds from sales and maturities of available-for-sale securities and other investments	$9,151	$28,780	$69,690
Cost of available-for-sale securities and other investments purchased	(5,713)	(77,278)	(60,566)
Proceeds from securities sold short	41,792	10,733	—
Payments to cover short positions in securities	(33,124)	(34,039)	—
(Increase) decrease in restricted cash collateralizing securities obligations	(1,175)	2,249	10

	$10,931	$(69,555)	$9,134