Form 10-Q
period 2006-04-02
TRIARC COMPANIES INC
filed 2006-05-12
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207
                        ------

                             TRIARC COMPANIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               38-0471180
             -------                                ----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification No.)

  280 Park Avenue, New York, New York                 10017
  -----------------------------------                 -----
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

                                      Yes  [X]         No   [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      Yes  [  ]        No   [X]

     There were 27,705,003 shares of the registrant's Class A Common Stock and 60,344,908 shares of the registrant's Class B Common Stock outstanding as of April 28, 2006.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          January 1,           April 2,
                                                                                           2006 (A)              2006
                                                                                           -------               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   202,840          $   243,299
     Restricted cash equivalents.......................................................    344,060              677,803
     Short-term investments pledged as collateral......................................    541,143            1,076,105
     Other short-term investments......................................................    230,176              598,823
     Investment settlements receivable.................................................    236,060            1,264,765
     Accounts and notes receivables....................................................     47,919               39,056
     Inventories.......................................................................     11,101                8,938
     Deferred income tax benefit.......................................................     21,706               20,210
     Prepaid expenses and other current assets.........................................     20,281               17,369
                                                                                       -----------          -----------
         Total current assets..........................................................  1,655,286            3,946,368
Investments............................................................................     85,086               84,959
Properties.............................................................................    443,857              449,601
Goodwill ..............................................................................    518,328              516,237
Other intangible assets................................................................     75,696               75,523
Deferred costs and other assets........................................................     31,236               30,023
                                                                                       -----------          -----------
                                                                                       $ 2,809,489          $ 5,102,711
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$     8,036          $     6,588
     Current portion of long-term debt.................................................     19,049               19,019
     Accounts payable..................................................................     64,450               53,918
     Investment settlements payable....................................................    124,199              941,366
     Securities sold under agreements to repurchase....................................    522,931            1,042,492
     Other liability positions related to short-term investments.......................    457,165            1,436,630
     Accrued expenses and other current liabilities....................................    152,580              139,084
     Current liabilities relating to discontinued operations...........................     10,449               10,425
                                                                                       -----------          -----------
        Total current liabilities......................................................  1,358,859            3,649,522
Long-term debt.........................................................................    894,527              733,900
Deferred compensation payable to related parties.......................................     33,959               35,042
Deferred income taxes..................................................................      9,423                3,361
Minority interests in consolidated subsidiaries........................................     43,426               49,540
Other liabilities and deferred income..................................................     73,725               90,098
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                6,038
     Additional paid-in capital........................................................    264,770              320,156
     Retained earnings.................................................................    259,285              225,721
     Common stock held in treasury.....................................................   (130,179)             (22,337)
     Unearned compensation.............................................................    (12,103)                  --
     Accumulated other comprehensive income............................................      5,451                9,234
     Note receivable from non-executive officer........................................       (519)                (519)
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    395,570              541,248
                                                                                       -----------          -----------
                                                                                       $ 2,809,489          $ 5,102,711
                                                                                       ===========          ===========

     (A) Derived and reclassified from the audited consolidated financial statements as of January 1, 2006.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (A)

                                                                                               Three Months Ended
                                                                                        -------------------------------
                                                                                        April 3,               April 2,
                                                                                          2005                   2006
                                                                                          ----                   ----
                                                                                    (In Thousands Except Per Share Amounts)
                                                                                                   (Unaudited)

Revenues:
     Net sales.........................................................................$    51,190          $   258,959
     Royalties and franchise and related fees .........................................     23,579               18,388
     Asset management and related fees ................................................     12,928               14,796
                                                                                       -----------          -----------
                                                                                            87,697              292,143
                                                                                       -----------          -----------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization............................     39,189              192,574
     Cost of services, excluding depreciation and amortization.........................      4,149                5,520
     Advertising and selling...........................................................      4,583               20,102
     General and administrative, excluding depreciation and amortization...............     33,814               60,367
     Depreciation and amortization, excluding amortization of deferred financing costs.      5,526               13,381
     Facilities relocation and corporate restructuring.................................         --                  803
                                                                                       -----------          -----------
                                                                                            87,261              292,747
                                                                                       -----------          -----------
           Operating profit (loss).....................................................        436                 (604)
Interest expense.......................................................................    (10,253)             (27,376)
Insurance expense related to long-term debt............................................       (904)                  --
Loss on early extinguishment of debt...................................................         --              (12,544)
Investment income, net.................................................................      9,100               20,950
Gain on sale of unconsolidated business................................................      9,608                2,256
Other income (expense), net............................................................       (370)               1,737
                                                                                       -----------          -----------
           Income (loss) before income taxes and minority interests....................      7,617              (15,581)
Benefit from (provision for) income taxes..............................................     (2,513)               5,766
Minority interests in income of consolidated subsidiaries..............................     (2,425)              (3,090)
                                                                                       -----------          -----------
           Net income (loss)...........................................................$     2,679          $   (12,905)
                                                                                       ===========          ===========

Basic and diluted income (loss) per share of Class A common stock and
     Class B common stock..............................................................$       .04          $      (.16)
                                                                                       ===========          ===========
--------------
(A)    The results of operations for the three months ended April 2, 2006 reflect the acquisition of RTM Restaurant Group on July 25, 2005. See
       Note 3 for a discussion of the effect of this acquisition.



          See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                             ---------------------------
                                                                                             April 3,           April 2,
                                                                                               2005               2006
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
   Net income (loss)....................................................................$      2,679        $   (12,905)
   Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
         Operating investment adjustments, net (see below)..............................    (356,608)          (722,556)
         Deferred income tax provision (benefit)........................................           4             (7,028)
         Gain on sale of unconsolidated business........................................      (9,608)            (2,256)
         Payment of withholding taxes related to stock compensation.....................          --             (1,907)
         Unfavorable lease liability recognized.........................................        (290)            (1,040)
         Excess tax benefits from share-based payment arrangements......................          --               (812)
         Equity in undistributed earnings of investees..................................        (705)              (669)
         Amortization of non-cash deferred asset management fees........................        (727)              (391)
         Receipt of deferred vendor incentive...........................................          --             14,040
         Depreciation and amortization of properties....................................       3,985             11,364
         Amortization of other intangible assets and certain other items................       1,541              2,017
         Amortization of deferred financing costs and original issue discount...........         637                617
         Write-off of unamortized deferred financing costs..............................          --              3,850
         Stock-based compensation provision.............................................         397              3,849
         Non-cash charge for stock issued to induce effective conversion of
           convertible notes............................................................          --              3,719
         Minority interests in income of consolidated subsidiaries......................       2,425              3,090
         Straight-line rent accrual.....................................................         171              1,512
         Deferred compensation provision................................................         463              1,083
         Other, net.....................................................................         333               (289)
         Changes in operating assets and liabilities:
             Decrease in accounts and notes receivables.................................       7,667              8,639
             Decrease in inventories....................................................          97              2,085
             (Increase) decrease in prepaid expenses and other current assets...........        (294)             2,854
             Decrease in accounts payable and accrued expenses and other current
               liabilities..............................................................     (21,889)           (22,069)
                                                                                         -----------        -----------
                Net cash used in continuing operating activities (A)....................    (369,722)          (713,203)
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     361,389            779,691
   Proceeds from dispositions of assets.................................................           4              4,249
   Collections of notes receivable......................................................       5,000                 58
   Capital expenditures.................................................................      (1,588)           (14,570)
   Cost of business acquisitions........................................................      (2,556)                --
   Other, net...........................................................................          55               (289)
                                                                                        ------------        -----------
                Net cash provided by continuing investing activities....................     362,304            769,139
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
   Dividends paid  .....................................................................      (4,684)           (20,659)
   Repayments of long-term debt and notes payable.......................................     (16,268)            (5,167)
   Proceeds from issuance of a note payable and long-term debt..........................       1,425              4,095
   Net contributions from (distributions to) minority interests in consolidated
     subsidiaries.......................................................................        (986)             2,985
   Proceeds from exercises of stock options.............................................         785              2,482
   Excess tax benefits from share-based payment arrangements............................          --                812
                                                                                        ------------        -----------
                Net cash used in continuing financing activities........................     (19,728)           (15,452)
                                                                                        ------------        -----------
Net cash provided by (used in) continuing operations....................................     (27,146)            40,484
Net cash used in discontinued operations - operating activities.........................        (261)               (25)
                                                                                        ------------        -----------
Net increase (decrease) in cash and cash equivalents....................................     (27,407)            40,459
Cash and cash equivalents at beginning of period........................................     367,992            202,840
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    340,585        $   243,299
                                                                                        ============        ===========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                 Three Months Ended
                                                                                           -----------------------------
                                                                                           April 3,             April 2,
                                                                                             2005                 2006
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Detail of cash flows related to investments:
    Operating investment adjustments, net:
       Cost of trading securities purchased.............................................$ (1,039,424)       $(1,807,227)
       Proceeds from sales of trading securities and net settlements of trading
         derivatives....................................................................     685,723          1,086,926
       Net recognized (gains) losses from trading securities, derivatives and short
          positions in securities.......................................................      (2,167)             2,014
       Other net recognized gains, net of other than temporary losses...................        (637)            (4,927)
       Other............................................................................        (103)               658
                                                                                        ------------        -----------
                                                                                        $   (356,608)       $  (722,556)
                                                                                        ============        ===========
    Investing investment activities, net:
       Proceeds from securities sold short..............................................$    113,530        $ 1,564,135
       Payments to cover short positions in securities..................................        (971)        (1,042,564)
       Net proceeds from sales of repurchase agreements.................................     254,136            519,317
       Proceeds from sales and maturities of available-for-sale securities and
         other investments..............................................................      43,464            104,384
       Cost of available-for-sale securities and other investments purchased............     (32,002)           (31,838)
       Increase in restricted cash collateralizing securities obligations ..............     (16,768)          (333,743)
                                                                                        ------------        -----------
                                                                                        $    361,389        $   779,691
                                                                                        ============        ===========
--------------
(A)  Net cash used in continuing  operating  activities reflects the significant net  purchases  of  trading  securities  and  net  settlements  of  trading derivatives,  which were  principally  funded by proceeds from net sales of repurchase  agreements  and the net proceeds  from  securities  sold short.
     These purchases and sales were principally transacted through an investment fund,  Deerfield  Opportunities  Fund,  LLC, which employs  leverage in its trading  activities and which we consolidate in our condensed  consolidated financial statements. Under accounting principles generally accepted in the
     United States of America,  the net purchases of trading  securities and the net  settlements  of trading  derivatives  must be reported  in  continuing operating activities,  while the net sales of repurchase agreements and the net  proceeds  from  securities  sold  short  are  reported  in  continuing investing activities.





          See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  April 2, 2006
                                  (Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three-month periods set forth in the following paragraph. The results of operations for the three-month period ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company owns a 63.6% capital interest, Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), in which the Company owns an aggregate 73.6% capital interest, and DM Fund, LLC (the "DM Fund") which commenced on March 1, 2005 and in which the Company owns a 93.3% capital interest, report on a calendar year ending on December 31. The Company's first quarter of fiscal 2005 commenced on January 3, 2005 and ended on April 3, 2005, except that Deerfield, the Opportunities Fund and DM Fund are included on a calendar quarter basis. The Company's first quarter of fiscal 2006 commenced on January 2, 2006 and ended on April 2, 2006 except that Deerfield, the Opportunities Fund and the DM Fund are included on a calendar quarter basis. The period from January 3, 2005 to April 3, 2005 is referred to herein as the three-month period ended April 3, 2005 and the period from January 2, 2006 to April 2, 2006 is referred to herein as the three-month period ended April 2, 2006. Each quarter contained 13 weeks. The effect of including Deerfield, the Opportunities Fund and the DM Fund in the Company's Financial Statements on a calendar quarter basis, instead of the Company's fiscal quarter basis, was not material. All references to quarters and quarter-end(s) herein relate to fiscal quarters rather than calendar quarters, except with respect to Deerfield, the Opportunities Fund and DM Fund.

     Certain amounts included in the accompanying prior quarter's condensed consolidated financial statements have been reclassified to conform with the current quarter's presentation.

(2)  Share-Based Compensation

     The Company maintains several equity plans (the "Equity Plans") which collectively provide or provided for the grant of stock options, tandem stock appreciation rights, restricted shares of the Company's common stock and restricted share units to certain officers, other key employees, non-employee directors and consultants, including shares of the Company's common stock granted in lieu of annual retainer or meeting attendance fees to non-employee directors. In addition to stock options granted under the Equity Plans, the Company also granted stock options to replace those held by certain employees of a business acquired in July 2005 (the "Replacement Options"). The Company has also granted equity instruments in three of its subsidiaries to key employees.

     Except for the Replacement Options, all of the Company's outstanding nonvested stock options were granted at exercise prices equal to the market price of the Company's common stock on the date of grant, have maximum contractual terms of ten years and principally vest ratably over three years. The Replacement Options were issued at exercise prices both below and above the market price of the Company's common stock on the date of issuance in accordance with the terms of the related business acquisition agreement. The Company's outstanding stock options are exercisable for either (1) a package (the "Package Options") of one share of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") and two shares of the Company's class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares"), (2) one share of Class A Common Stock (the "Class A Options") or (3) one share of Class B Common Stock (the "Class B Options"). The Company's outstanding restricted shares under the Equity Plans consist of contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the "Restricted Shares") which vest ratably over three years or, to the extent not previously vested, on March 14, 2010 only if the Company's Class B Common Stock meets certain market price targets as of each respective vesting anniversary. The Company has no outstanding tandem stock appreciation rights or restricted share units. The equity instruments granted in three of the Company's subsidiaries consist of (1) certain minority interests in any profits of Deerfield commencing with their grant on August 20, 2004, which required no payment by the grantees and, depending on the grantee, vest either ratably in each of the three years ended August 20, 2007, 2008 and 2009 or 100% on August 20, 2007 and (2) equity interests in two subsidiaries which hold the Company's respective interests in Deerfield and Jurlique International Pty Ltd., an Australian cost method investee, each of which consist of a capital portion reflecting the subscription price paid by each grantee which is not subject to vesting and a profits interest portion commencing with their grant on November 10, 2005 which vests ratably over a three-year period commencing retroactively as of February 15, 2005.

     Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which revised SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, which the Company previously used. The Company has elected the modified prospective application method permitted under SFAS 123(R) whereby amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, is included in the Company's results of operations commencing January 2, 2006, and prior periods are not restated. As required under SFAS 123(R), the Company has reversed the "Unearned compensation" component of "Stockholders' equity" against "Additional paid-in capital" as of January 2, 2006 and is now incrementally increasing "Additional paid-in capital" to the extent of share-based compensation costs recognized during the period. Any new employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006, of which there were none during the three-month period ended April 2, 2006, will be valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has yet to choose (1) a fair value method from among several types of acceptable fair value models, including the Black-Scholes-Merton option pricing model (the "Black-Scholes Model"), for purposes of determining the fair value of any future grants and (2) the method of recognizing compensation costs for any future grants with graded vesting.

     Total share-based compensation expense and related income tax benefit and minority interests recognized in the Company's condensed consolidated statements of operations were as follows (in thousands):

                                                                                               Three Months Ended
                                                                                        -------------------------------
                                                                                          April 3,             April 2,
                                                                                            2005                 2006
                                                                                            ----                 ----
      Share-based compensation expense recognized in "General and administrative,
        excluding depreciation and amortization" expenses...............................$       397         $      3,849
      Income tax benefit................................................................        (87)                (911)
      Minority interests................................................................        (59)                 (62)
                                                                                        -----------         ------------
        Share-based compensation expense, net of related income taxes and
           minority interests...........................................................$       251         $      2,876
                                                                                        ===========         ============

     A summary of the effect of adopting SFAS 123(R) on selected reported items for the three-month period ended April 2, 2006 and what those items would have been under the intrinsic value method previously used by the Company is as follows (in thousands except per share amounts):

                                                                                Three Months Ended April 2, 2006
                                                                        --------------------------------------------------
                                                                                             Under
                                                                                           Intrinsic
                                                                         As Reported      Value Method         Difference
                                                                         ------------     -------------        ----------
      Loss before income taxes and minority interests....................$  (15,581)      $   (16,942)        $   1,361(a)
      Net loss...........................................................$  (12,905)      $   (13,781)        $     876
      Net cash used in continuing operating activities...................$ (713,203)      $  (712,391)        $    (812)
      Net cash used in continuing financing activities...................$  (15,452)      $   (16,264)        $     812
      Basic and diluted loss per share of Class A Common Stock and
        Class B Common Stock.............................................$     (.16)      $      (.17)        $     .01
--------------
(a)  Total  share-based  compensation  expense would have been greater under the intrinsic value method compared with the fair value method reflected in the
     "As  Reported"  column  principally  due to  the  differing  effect  of the contingently  issuable  Restricted Stock under the two methods.

     As  of  April  2,  2006,  there  was  $11,656,000  of  total   unrecognized
compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.4 years.

     A summary of the Company's outstanding stock options as of and for the three-month period ended April 2, 2006 is as follows:

                                                                                    Weighted
                                                                   Weighted          Average             Aggregate
                                                                    Average         Remaining            Intrinsic
                                                                   Exercise        Contractual           Value (a)
                                                     Options         Price       Term (In Years)      (In Thousands)
                                                     -------         -----       --------------       -------------
      Package Options
      ---------------
      Outstanding at January 2, 2006...............  2,548,703     $  23.39
      Granted .....................................         --
      Exercised ...................................    (62,768)    $  25.41                               $   1,449
                                                                                                          =========
      Forfeited....................................         --
                                                   -----------
      Outstanding at April 2, 2006.................  2,485,935     $  23.34            4.6                $  74,205
                                                   ===========                                            =========

      Exercisable at April 2, 2006.................  2,485,935     $  23.34            4.6                $  74,205
                                                   ===========                                            =========


      Class A Options
      ---------------
      Outstanding at January 2, 2006...............  1,299,943     $  16.55
      Granted .....................................         --
      Exercised ...................................         --
      Forfeited....................................         --
                                                   -----------
      Outstanding at April 2, 2006.................  1,299,943     $  16.55            3.6                $   2,184
                                                   ===========                                            =========

      Exercisable at April 2, 2006.................  1,242,943     $  16.64            3.3                $   1,976
                                                   ===========                                            =========


      Class B Options
      ---------------
      Outstanding at January 2, 2006...............  9,387,617     $  13.96
      Granted .....................................         --
      Exercised ...................................    (73,863)    $  12.01                               $     282
                                                                                                          =========
      Forfeited....................................    (81,668)    $  12.01
                                                   -----------
      Outstanding at April 2, 2006.................  9,232,086     $  14.00            7.4                $  32,128
                                                   ===========                                            =========

      Exercisable at April 2, 2006.................  8,148,011     $  14.29            7.2                $  25,992
                                                   ===========                                            =========
--------------
(a)  Intrinsic  value for purposes of this table  represents the amount by which the fair  value of the  underlying  stock  based on the  respective  market prices at April 2, 2006 or, if  exercised,  the exercise  dates exceeds the exercise prices of the respective options.

     The Company received $785,000 and $2,482,000 of cash proceeds from exercises of stock options during the three-month periods ended April 3, 2005 and April 2, 2006, respectively. The actual tax benefit realized for the tax deductions from options exercised during those periods was $178,000 and $630,000, respectively.

     A summary of the Company's nonvested Restricted Shares as of and for the three-month period ended April 2, 2006 is as follows:

                                                         Class A Common Stock                   Class B Common Stock
                                                      -------------------------               -----------------------
                                                                     Grant Date                            Grant Date
      Nonvested Restricted Shares                      Shares        Fair Value               Shares       Fair Value
      ---------------------------                      ------        ----------               ------       ----------
      Nonvested at January 2, 2006..................   149,155        $  15.59                729,920       $   14.75
      Granted.......................................       --                                      --
      Vested .......................................   (49,718)       $  15.59               (243,305)      $   14.75
      Forfeited.....................................        --                                     --
                                                    ----------                               --------
      Nonvested at April 2, 2006....................    99,437        $  15.59                486,615       $   14.75
                                                    ==========                               ========

     The total fair value of Restricted Shares and grants of subsidiary equity interests which vested during the three-month period ended April 2, 2006 was $4,936,000 and $3,633,000, respectively, as of the respective vesting dates.

     In accordance with the modified prospective application method under SFAS 123(R), the accompanying condensed consolidated statement of operations for the three-month period ended April 3, 2005 was not restated. A summary of the effect on net income and net income per share for the three months ended April 3, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model), Restricted Shares and grants of subsidiary equity instruments is as follows (in thousands except per share data):

                                                                                        Three Months
                                                                                       Ended April 3,
                                                                                            2005
                                                                                            ----

      Net income, as reported............................................................$   2,679
      Reversal of stock-based compensation expense determined under the intrinsic value method included in reported net income,
        net of related income taxes and minority interests...............................      251
      Recognition of stock-based compensation expense determined under
        the fair value method, net of related income taxes and minority interests........   (1,972)
                                                                                         ---------
      Net income, as adjusted............................................................$     958
                                                                                         =========

      Net income per share:
        Class A Common Stock:
           Basic, as reported............................................................$     .04
           Basic, as adjusted............................................................      .01
           Diluted, as reported..........................................................      .04
           Diluted, as adjusted..........................................................      .01
        Class B Common Stock:
           Basic, as reported............................................................$     .04
           Basic, as adjusted............................................................      .02
           Diluted, as reported..........................................................      .04
           Diluted, as adjusted..........................................................      .01

     During the three-month period ended April 3, 2005, the Company granted 4,473,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted-average grant date fair value of these stock options was $3.98 using the Black-Scholes Model with the assumptions set forth as follows:

      Risk-free interest rate.....................................................  3.86%
      Expected option life in years...............................................    7
      Expected volatility.........................................................  28.1%
      Dividend yield..............................................................  2.63%

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

(3)   Business Acquisition

Acquisition of RTM Restaurant Group

     On July 25, 2005, the Company completed the acquisition (the "RTM Acquisition") of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group ("RTM"), as disclosed in more detail in Note 3 to the Company's consolidated financial statements contained in the Form 10-K. RTM was the largest franchisee of Arby's restaurants with 775 Arby's in 22 states as of the date of acquisition.

     On December 22, 2005, the Company completed the acquisition of the operating assets, net of liabilities assumed, of 15 restaurants (the "Indiana Restaurants") in the Indianapolis and South Bend, Indiana markets from entities controlled by a franchisee (the "Indiana Restaurant Acquisition") as disclosed in more detail in Note 3 to the Company's consolidated financial statements contained in the Form 10-K. The total consideration in connection with the Indiana Restaurant Acquisition of $4,619,000 increased $47,000 from the estimated amount disclosed in the Form 10-K reflecting the finalization of a payment by the Company for a post-closing adjustment.

     The results of operations and cash flows of RTM and the Indiana Restaurants have been included in the accompanying consolidated statements of operations and cash flows for the three-month period ended April 2, 2006, but are not included in the three-month period ended April 3, 2005.

     The preliminary allocations of the purchase prices of RTM and the Indiana Restaurants to the assets acquired and liabilities assumed included in Note 3 to the consolidated financial statements contained in the Form 10-K remain subject to finalization but changed during the three-month period ended April 2, 2006 only by the effect of the $47,000 increase in the purchase price of the Indiana Restaurant Acquisition noted above.

     The following supplemental pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for the three-month period ended April 3, 2005 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the RTM Acquisition and the Indiana Restaurant Acquisition as if they had been consummated as of January 3, 2005 (in thousands except per share amounts):

                                                                                           Three Months Ended
                                                                                             April 3, 2005
                                                                                    -------------------------------
                                                                                    As Reported         As Adjusted
                                                                                    ------------        -----------

      Revenues.....................................................................$    87,697         $   285,522
      Operating profit.............................................................        436              10,562
      Net income...................................................................      2,679               4,803
      Basic income per share:
        Class A Common Stock.......................................................        .04                 .06
        Class B Common Stock.......................................................        .04                 .07
      Diluted income per share:
        Class A Common Stock.......................................................        .04                 .06
        Class B Common Stock.......................................................        .04                 .06


     This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the RTM Acquisition and the Indiana Restaurant Acquisition actually been consummated as of January 3, 2005 or of the Company's future results of operations.

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 3,             April 2,
                                                                                       2005                 2006
                                                                                       ----                 ----

      Net income (loss) ............................................................$    2,679          $  (12,905)
      Net change in unrealized gains and losses on available-for-sale
        securities (see below)......................................................      (677)              1,910
      Net change in unrealized gains on cash flow hedges (see below)................       416               1,824
      Net change in currency translation adjustment.................................        19                  49
                                                                                    ----------          ----------
           Comprehensive income (loss)..............................................$    2,437          $   (9,122)
                                                                                    ==========          ==========

     The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 3,             April 2,
                                                                                       2005                 2006
                                                                                       ----                 ----

      Unrealized holding gains arising during the period............................$    1,394          $    3,977
      Reclassifications of prior period net unrealized holding (gains) losses into
         net income or loss.........................................................    (1,006)                148
      Equity in change in unrealized holding losses arising during the period.......    (1,363)             (1,161)
                                                                                    ----------          ----------
                                                                                          (975)              2,964
      Income tax benefit (provision)................................................       375              (1,078)
      Minority interests in (increase) decrease in unrealized holding gains of a
        consolidated subsidiary.....................................................       (77)                 24
                                                                                    ----------          ----------
                                                                                    $     (677)         $    1,910
                                                                                    ==========          ==========

     The following is a summary of the components of the net change in unrealized gains on cash flow hedges included in comprehensive income (loss) (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 3,             April 2,
                                                                                       2005                 2006
                                                                                       ----                 ----

      Unrealized holding gains arising during the period............................$       --          $    2,024
      Reclassifications of prior period unrealized holding gains into net loss......        --                 (88)
      Equity in change in unrealized holding gains arising during the period........       649                 968
                                                                                    ----------          ----------
                                                                                           649               2,904
      Income tax provision..........................................................      (233)             (1,080)
                                                                                    ----------          ----------
                                                                                    $      416          $    1,824
                                                                                    ==========          ==========

(5)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. Net income for the three-month period ended April 3, 2005 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. The net loss for the three-month period ended April 2, 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. The weighted average number of shares for the three-month period ended April 3, 2005 includes the weighted average effect of the shares that were held in two deferred compensation trusts, which were released in December 2005.

     Diluted income per share for the three-month period ended April 3, 2005 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options, computed using the treasury stock method and (2) contingently issuable performance-based Restricted Shares of Class A and Class B Common Stock that would have been issuable based on the market price as of April 3, 2005, as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's 5% convertible notes due 2023 (the "Convertible Notes") which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income per share. Diluted loss per share for the three-month period ended April 2, 2006 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive.

     In February 2006, $165,776,000 of the Convertible Notes were effectively converted into 4,144,000 and 8,289,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as disclosed in Note 7. The weighted average effect of these shares is included in the basic loss per share calculation for the three-month period ended April 2, 2006.

     The only Company securities as of April 2, 2006 that could dilute basic income per share for periods subsequent to April 2, 2006 are (1) outstanding stock options which can be exercised into 3,786,000 shares and 14,204,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively,
(2) 99,000 and 487,000 contingently issuable Restricted Shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (3) $9,244,000 of Convertible Notes which are convertible into 231,000 shares and 461,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Income (loss) per share has been computed by allocating the net income or loss as follows (in thousands):

                                                                                                Three Months Ended
                                                                                             -------------------------
                                                                                             April 3,         April 2,
                                                                                               2005             2006
                                                                                               ----             ----
        Class A Common Stock..............................................................$      882      $   (4,071)
        Class B Common Stock..............................................................$    1,797      $   (8,834)

     The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                                                Three Months Ended
                                                                                            ------------------------
                                                                                            April 3,        April 2,
                                                                                              2005           2006
                                                                                              ----           ----
      Class A Common Stock:
        Weighted average shares
             Outstanding..................................................................    22,014          25,968
             Held in deferred compensation trusts.........................................     1,695              --
                                                                                          ----------      ----------
        Basic shares......................................................................    23,709          25,968
             Dilutive effect of stock options.............................................     1,124              --
             Contingently issuable Restricted Shares......................................        18              --
                                                                                          ----------      ----------
        Diluted shares....................................................................    24,851          25,968
                                                                                          ==========      ==========

      Class B Common Stock:
        Weighted average shares
             Outstanding..................................................................    38,454          56,344
             Held in deferred compensation trusts.........................................     3,390              --
                                                                                          ----------      ----------
        Basic shares......................................................................    41,844          56,344
             Dilutive effect of stock options.............................................     2,445              --
             Contingently issuable Restricted Shares......................................        86              --
                                                                                          ----------      ----------
        Diluted shares....................................................................    44,375          56,344
                                                                                          ==========      ==========


(6)  Facilities Relocation and Corporate Restructuring

     As described in more detail in Note 17 to the financial statements contained in the Form 10-K, the Company recognized facilities relocation and corporate restructuring charges during the second half of fiscal 2005 consisting of charges related to the Company's restaurant business segment of $11,961,000 and to general corporate charges of $1,547,000. An analysis of activity in the facilities relocation and corporate restructuring charges and the related accruals during the quarter ended April 2, 2006 is as follows (in thousands):

                                             Balance                                        Balance     Total
                                            January 1,                            Other     April 2,   Incurred
                                               2006     Provision   Payments   Adjustments    2006    to Date (a)
                                               ----     ---------   --------   -----------    ----    ----------
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive
         compensation..................... $   3,812  $      803  $   (1,547) $        4  $   3,072  $   5,337
      Employee relocation costs...........     1,544          --        (568)         (5)       971      4,380
      Office relocation costs.............       260          --         (40)         --        220      1,554
      Lease termination costs.............       774          --        (135)         --        639        774
                                           ---------  ----------  ----------  ----------  ---------  ---------
                                               6,390         803      (2,290)         (1)     4,902     12,045
                                           ---------  ----------  ----------  ----------  ---------  ---------
   Non-cash charges:
      Compensation expense from
         modified stock awards............        --          --          --          --         --        612
      Loss on fixed assets................        --          --          --          --         --        107
                                           ---------  ----------  ----------  ----------  ---------  ---------
                                                  --          --          --          --         --        719
                                           ---------  ----------  ----------  ----------  ---------  ---------
                                               6,390         803      (2,290)         (1)     4,902     12,764
General Corporate:
   Cash obligations:
      Duplicative rent....................     1,535          --        (243)       (128)     1,164      1,547
                                           ---------  ----------  ----------  ----------  ---------  ---------
                                           $   7,925  $      803  $   (2,533) $     (129) $   6,066  $  14,311
                                           =========  ==========  ==========  ==========  =========  =========
--------------
(a)  No additional facilities  relocation and corporate  restructuring costs are presently expected to be incurred.

(7)  Loss on Early Extinguishment of Debt

     In February 2006, an aggregate of $165,776,000 principal amount of the Company's Convertible Notes were effectively converted into an aggregate of 4,144,000 Class A Common Shares and 8,289,000 Class B Common Shares (the "Convertible Notes Conversion"). In order to induce such effective conversion, the Company paid negotiated premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company's Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In addition, the Company issued an additional 46,000 Class B Common Shares to those noteholders who agreed to receive such shares in lieu of a cash payment for accrued and unpaid interest. In connection with the Convertible Notes Conversion, the Company recorded a loss on early extinguishment of debt of $12,544,000 in the three-month period ended April 2, 2006 consisting of the premiums aggregating $8,694,000 and the write-off of $3,850,000 of related unamortized deferred financing costs.

(8)  Discontinued Operations

     Prior to 2005 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (collectively, the "Beverage Discontinued Operations"), (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company, and (3) substantially all of its interest in a partnership and subpartnership comprising the Company's former propane business segment (the "Propane Discontinued Operations"). The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company. There remain certain obligations not transferred to the buyers of these discontinued businesses to be liquidated.

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                    January 1,            April 2,
                                                                                       2006                 2006
                                                                                       ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$     9,400          $     9,396
      Liabilities relating to the SEPSCO and Propane Discontinued Operations.......      1,049                1,029
                                                                                   -----------          -----------
                                                                                   $    10,449          $    10,425
                                                                                   ===========          ===========

     The Company expects that the liquidation of these remaining liabilities associated with all of these discontinued operations as of April 2, 2006 will not have any material adverse impact on its consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(9)  Retirement Benefit Plans

     The Company maintains two defined benefit plans, the benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans. The measurement date used by the Company in determining the components of pension expense is December 31 based on an actuarial report with a one-year lag.

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                                              Three Months Ended
                                                                                          ----------------------------
                                                                                          April 3,            April 2,
                                                                                            2005                2006
                                                                                            ----                ----

      Service cost (consisting entirely of plan administrative expenses)................$       24         $       24
      Interest cost.....................................................................        59                 54
      Expected return on the plans' assets..............................................       (70)               (66)
      Amortization of unrecognized net loss.............................................        12                 12
                                                                                        ----------         ----------
              Net periodic pension cost.................................................$       25         $       24
                                                                                        ==========         ==========

(10) Transactions with Related Parties

     Prior to 2005 the Company provided aggregate incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $457,000 and $1,083,000 was recognized in the three-month periods ended April 3, 2005 and April 2, 2006, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $(60,000) and $52,000 in the three-month periods ended April 3, 2005 and April 2, 2006, respectively. The net investment loss during the three-month period ended April 3, 2005 consisted of investment management fees of $89,000, less interest income of $29,000. The net investment income during the three-month period ended April 2, 2006 consisted of interest income of $62,000, less investment management fees of $10,000. Interest income and investment management fees are included in "Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. As of April 2, 2006, the obligation to the Executives related to the Deferred Compensation Trusts was $35,042,000 reflected as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet. As of April 2, 2006, the assets in the Deferred Compensation Trusts consisted of $17,159,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, $9,607,000 included in "Cash and cash equivalents" and $637,000 included in "Investment settlements receivable" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     In March 2006, the Company sold 9 of its restaurants to a former officer of its restaurant segment for a cash sale price of $3,400,000, which resulted in a gain of $608,000 recognized as an adjustment of "Depreciation and amortization, excluding amortization of deferred financing costs," net of the write-off of $2,091,000 of allocated goodwill. The Company believes that such sale price represented the then fair value of the 9 restaurants.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 27 to the consolidated financial statements contained in the Form 10-K.

(11) Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the FDEP for its review. In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams and Adams has sought clarification from, and expects to have additional conversations with, the FDEP in order to attempt to resolve this matter. Based on provisions for all of these costs made prior to 2005 of $1,667,000, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $256,000 of legal fees and expenses against which the defendants, including the Company, filed their opposition on February 24, 2006. On March 29, 2006, the court awarded the plaintiffs $75,000 in fees and expenses. On April 28, 2006, defendants filed a notice of appeal.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,400,000 as of April 2, 2006. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

(12) Business Segments

     The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management ("Asset Management"). Restaurants include RTM effective with the RTM Acquisition on July 25, 2005. The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit, interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash and cash equivalents, short-term investments, investment settlement receivables, non-current investments and properties.

     The following is a summary of the Company's segment information (in thousands):

                                                                                                 Three Months Ended
                                                                                             -------------------------
                                                                                              April 3,         April 2,
                                                                                                2005             2006
                                                                                                ----             ----
      Revenues:
          Restaurants.......................................................................$    74,769    $   277,347
          Asset Management..................................................................     12,928         14,796
                                                                                            -----------    -----------
               Consolidated revenues........................................................$    87,697    $   292,143
                                                                                            ===========    ===========
      EBITDA:
          Restaurants.......................................................................$    17,063    $    29,840
          Asset Management..................................................................      3,923          2,108
          General corporate.................................................................    (15,024)       (19,171)
                                                                                            -----------    -----------
               Consolidated EBITDA..........................................................      5,962         12,777
                                                                                            -----------    -----------
      Less Depreciation and Amortization:
          Restaurants.......................................................................      2,936         10,813
          Asset Management..................................................................      1,083          1,483
          General corporate.................................................................      1,507          1,085
                                                                                            -----------    -----------
               Consolidated Depreciation and Amortization...................................      5,526         13,381
                                                                                            -----------    -----------
      Operating profit (loss):
          Restaurants.......................................................................     14,127         19,027
          Asset Management..................................................................      2,840            625
          General corporate.................................................................    (16,531)       (20,256)
                                                                                            -----------    -----------
               Consolidated operating profit (loss).........................................        436           (604)
      Interest expense......................................................................    (10,253)       (27,376)
      Insurance expense related to long-term debt...........................................       (904)            --
      Loss on early extinguishment of debt..................................................         --        (12,544)
      Investment income, net................................................................      9,100         20,950
      Gain on sale of unconsolidated business...............................................      9,608          2,256
      Other income (expense), net...........................................................       (370)         1,737
                                                                                            -----------    -----------
               Consolidated income (loss) before income taxes and minority interests........$     7,617    $   (15,581)
                                                                                            ===========    ===========

                                                                                             January 1,        April 2,
                                                                                                2006             2006
                                                                                                ----             ----
      Identifiable assets:
        Restaurants.........................................................................$ 1,044,199    $ 1,066,354
        Asset Management....................................................................    149,247        133,885
        General corporate...................................................................  1,616,043      3,902,472
                                                                                            -----------    -----------
               Consolidated total assets....................................................$ 2,809,489    $ 5,102,711
                                                                                            ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Item 7 of our 2005 Form 10-K describes the application of our critical accounting policies. There have been no significant changes as of April 2, 2006 pertaining to that topic. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

     We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and in the asset management business through Deerfield & Company LLC, which we refer to as Deerfield.

     On July 25, 2005 we completed the acquisition of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group, Arby's largest franchisee with 775 Arby's restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Commencing on July 26, 2005, our consolidated results of operations and cash flows include RTM's results of operations and cash flows but do not include royalties and franchise and related fees from RTM, which are now eliminated in consolidation. Accordingly, RTM's results of operations and cash flows are included in our consolidated results for the three-month period ended April 2, 2006 but are not included in our consolidated results for the three-month period ended April 3, 2005. We refer to the 797 RTM restaurants open as of April 2, 2006, including 22 net restaurants added by RTM since the RTM Acquisition, as the RTM Stores. We refer to the other 232 restaurants that we own as of April 2, 2006 through our subsidiary, Sybra, Inc., as the Sybra Stores.

     In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the three months ended April 2, 2006. In our asset management business, we derive revenues in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT, and we may expand the types of investments that we offer and manage.

     We derived investment income throughout the periods presented principally from the investment of our excess cash. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and currently accounted for as a consolidated subsidiary of ours, with minority interests to the extent of participation by investors other than us (see below under "Consolidation of Opportunities Fund"). When we refer to Deerfield or the effect of the Deerfield Acquisition, we mean only Deerfield & Company, LLC and not the Opportunities Fund. The Opportunities Fund principally invests in various fixed income securities and their derivatives, as opportunities arise, and employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase. In December 2004 we invested $15.0 million in the REIT. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund, named DM Fund, LLC, managed by Deerfield and consolidated by us with minority interests to the extent of participation by investors other than us.

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

     As discussed below under "Liquidity and Capital Resources - Investments and Acquisitions," we continue to evaluate our options for the use of our significant cash and investment position, including business acquisitions, repurchases of our common stock, investments and special cash dividends to our shareholders. In recent years we evaluated a number of business acquisition opportunities, including Deerfield and RTM, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our shareholders.

     We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off to our shareholders or other disposition of our asset management operations. We are also reviewing options for our other remaining non-restaurant net assets, which could include the allocation of these net assets between our two businesses and/or special dividends or distributions to our shareholders, including the special cash dividends of $0.45 per share we have paid or currently intend to pay in 2006 as discussed in more detail below under "Liquidity and Capital Resources - Dividends." The goal of our restructuring would be to enhance value to our shareholders by allowing them to hold shares in industry-specific public companies thereby potentially unlocking the value of our independently-managed businesses.

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

     o Increased competition among quick service restaurant competitors and other retail food operators for available development sites, higher development costs associated with those sites and increases in the cost of borrowing alternatives, primarily over the last nine to twelve months, in the lending markets typically used to finance new unit development;

     o Increased availability to consumers of new product choices, including more healthy products focused on freshness driven by a greater consumer awareness of nutritional issues as well as new "indulgent" products that tend to include larger sizes and more flavorful ingredients, as well as a wider variety of snack products and non-carbonated beverages;

     o Competitive pressures from operators outside the quick service restaurant industry, such as the deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets offering prepared food purchases;

     o    Higher  fuel  prices  which  cause  a  decrease  in  many   consumers'
          discretionary income;

     o    Extended  hours  of  operation  by  many  quick  service   restaurants
          including both breakfast and late night hours;

     o Legislative activity on both the federal and state level, which could result in higher wages and related fringe benefits, including health care and other insurance costs, and higher packaging costs; and

     o    Competitive   pressures   from  an  increasing   number  of  franchise
          opportunities seeking to attract qualified franchisees.

     We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, impact the royalties and franchise fees we receive from them.

     In recent periods, our asset management business has experienced the following trends:

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

     o Short-term interest rates that have risen over the last year while long-term interest rates have increased to a much lesser extent, representing a flatter yield curve, resulting in higher funding costs for our securities purchases, which can negatively impact our margins within our managed funds, potentially lowering our asset management fees; and

     o Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.


Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and DM Fund, LLC report on a calendar year ending on December 31. Our first quarter of fiscal 2005 commenced on January 3, 2005 and ended on April 3, 2005, and our first quarter of fiscal 2006 commenced on January 2, 2006 and ended on April 2, 2006. When we refer to the "three months ended April 3, 2005," or the "2005 first quarter," we mean the period from January 3, 2005 to April 3, 2005, and when we refer to the "three months ended April 2, 2006," or the "2006 first quarter," we mean the period from January 2, 2006 to April 2, 2006. Each quarter contained 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and DM Fund, LLC.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount of the change between the 2005 first quarter and the 2006 first quarter.

                                                                      Three Months Ended
                                                                   ------------------------
                                                                   April 3,        April 2,
                                                                     2005            2006           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)
Revenues:
   Net sales.....................................................$     51.2      $    258.9     $    207.7
   Royalties and franchise and related fees......................      23.6            18.4           (5.2)
   Asset management and related fees.............................      12.9            14.8            1.9
                                                                 ----------      ----------     ----------
                                                                       87.7           292.1          204.4
                                                                 ----------      ----------     ----------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization........      39.2           192.6          153.4
   Cost of services, excluding depreciation and amortization.....       4.2             5.5            1.3
   Advertising and selling.......................................       4.6            20.1           15.5
   General and administrative, excluding depreciation and
     amortization................................................      33.8            60.3           26.5
   Depreciation and amortization, excluding amortization of
     deferred financing costs ...................................       5.5            13.4            7.9
   Facilities relocation and corporate restructuring.............        --             0.8            0.8
                                                                 ----------      ----------     ----------
                                                                       87.3           292.7          205.4
                                                                 ----------      ----------     ----------
       Operating profit (loss)...................................       0.4            (0.6)          (1.0)
Interest expense ................................................     (10.2)          (27.4)         (17.2)
Insurance expense related to long-term debt......................      (0.9)           --              0.9
Loss on early extinguishment of debt.............................        --           (12.5)         (12.5)
Investment income, net...........................................       9.1            20.9           11.8
Gain on sale of unconsolidated business..........................       9.6             2.3           (7.3)
Other income (expense), net......................................      (0.4)            1.7            2.1
                                                                 ----------      ----------     ----------
       Income (loss) before income taxes and minority interests..       7.6           (15.6)         (23.2)
Benefit from (provision for) income taxes........................      (2.5)            5.8            8.3
Minority interests in income of consolidated subsidiaries........      (2.4)           (3.1)          (0.7)
                                                                 ----------      ----------     ----------
       Net income (loss).........................................$      2.7      $    (12.9)    $    (15.6)
                                                                 ==========      ==========     ==========



Three Months Ended April 2, 2006 Compared with Three Months Ended April 3, 2005

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $207.7 million to $258.9 million for the three months ended April 2, 2006 from $51.2 million for the three months ended April 3, 2005, reflecting $205.9 million of net sales attributable to the RTM Stores and a 2% growth in same-store sales of the Sybra Stores in the 2006 first quarter as compared with the 2005 first quarter. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The increase in same-store sales of our Sybra Stores reflected (1) the effect of recent marketing initiatives and (2) the launch of Arby's Chicken Naturals(TM), a line of menu offerings made with 100 percent all natural chicken breast, in March 2006. The positive effects of these factors were partially offset by (1) continued underperformance of Company-owned restaurants in the Michigan region and (2) the effect of higher fuel prices on consumers' discretionary income which we believe has negatively impacted our sales beginning in the second half of 2005. The RTM Stores had same-store sales performance for the 2006 first quarter relatively consistent with, and driven by essentially the same factors as, Sybra as discussed above.

     The 2% growth in same-store sales of the Sybra Stores in the 2006 first quarter compared with the 2005 first quarter is less than the 5% growth in same-store sales of franchised restaurants discussed below under "Royalties and Franchise and Related Fees" primarily due to the relatively stronger same-store sales performance of the Sybra Stores in the 2005 first quarter reflecting the increased use of couponing in that period.

     Our net sales for the remainder of 2006 will be significantly higher than in 2005 as a result of the RTM Acquisition. We expect continued positive same-store sales growth of both Company-owned and franchised restaurants for the remainder of 2006, driven by the anticipated performance of various initiatives such as (1) the continued sales of Arby's Chicken Naturals, (2) value oriented promotions primarily on some of our roast beef sandwiches and limited time offers with discounted prices on certain premium and limited time menu items and
(3) planned additions of other new menu items. We presently plan to open 41 new Company-owned restaurants during the remainder of 2006. We will evaluate whether to close any underperforming Company-owned restaurants and continually review the performance of each of those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 44 restaurants where the facilities leases either are scheduled for renewal or expire during the remainder of 2006 and we currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $5.2 million to $18.4 million for the three months ended April 2, 2006 from $23.6 million for the three months ended April 3, 2005, reflecting $6.8 million of royalties and franchise and related fees from RTM recognized in the 2005 first quarter, whereas royalties from RTM are eliminated in consolidation subsequent to the RTM Acquisition. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees increased $1.6 million in the 2006 first quarter, reflecting (1) a $0.8 million increase in royalties due to a 5% increase in same-store sales of the franchised restaurants in the 2006 first quarter as compared with the 2005 first quarter and (2) a $0.6 million increase in royalties from the 82 restaurants opened since April 3, 2005, with generally higher than average sales volumes, replacing the royalties from the 50 generally underperforming restaurants closed since April 3, 2005 and the elimination of royalties from 15 restaurants we acquired from a franchisee in December 2005. The increase in same-store sales of the franchised restaurants reflects (1) recent marketing initiatives and (2) the launch of Arby's Chicken Naturals, both as mentioned above under "Net Sales." Partially offsetting these positive factors was the effect of higher fuel prices on consumers' discretionary income which we believe had a negative impact on our franchisees' sales beginning in the second half of 2005. Franchise and related fees, excluding those from RTM, were relatively unchanged between the quarters.

     Our royalties and franchise and related fees will decrease significantly in the second and third quarters of 2006 as compared with the same period of 2005 due to the elimination in consolidation of royalties and franchise and related fees from RTM, which were $9.5 million in the comparable 2005 period preceding the RTM Acquisition. We expect positive same-store sales growth of existing franchised restaurants for 2006 due to the anticipated performance of the various 2006 initiatives described above under "Net Sales." We believe that the higher fuel prices will continue to temper the sales performance of our franchisees.

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $1.9 million, or 15%, to $14.8 million for the three months ended April 2, 2006 from $12.9 million for the three months ended April 3, 2005 principally due to a $363.5 million increase in assets under management for the REIT resulting from an initial public stock offering in June 2005. Assets under management for the REIT were $763.9 million as of April 2, 2006, upon which we receive a 1.75% per annum management fee and a quarterly incentive fee if a specified rate of return is met.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $153.4 million to $192.6 million for the three months ended April 2, 2006, resulting in a gross margin of 26%, from $39.2 million for the three months ended April 3, 2005, resulting in a gross margin of 23%. Of this increase, $151.0 million is attributable to the RTM Stores, which had a gross margin of 27%. Aside from the effect of the RTM Acquisition, cost of sales increased $2.4 million, or 6%, resulting in a gross margin of 22% in the first quarter of 2006 compared with 23% in the first quarter of 2005. We define gross margin as the difference between net sales and cost of sales divided by net sales. The decrease of 1% in gross margin of the Sybra Stores is primarily attributable to (1) increased labor costs as a result of an increase in restaurant managers, increased staffing levels during peak periods and to a lesser extent, minimum wage increases in several states, (2) increased utility costs as a result of higher gas and electric costs and (3) increased spending for repairs and maintenance, partially as a result of costs related to the conversion to Pepsi beverage products in the 2006 first quarter. These increases were partially offset by reduced food and paper costs as a result of improved monitoring of variances in the 2006 first quarter. The gross margin for the RTM Stores was significantly higher than that of the Sybra Stores due to RTM's relatively more effective operational efficiencies resulting from management and procedural advantages as well as higher average unit sales volumes of the RTM Stores which result in more favorable cost leverage.

     We expect our overall gross margin for the remainder of 2006 will continue to be favorably impacted as a result of the RTM Acquisition because of the substantially higher gross margins of the RTM Stores compared with the Sybra Stores and, to a lesser extent, operational efficiency improvements in the Sybra Stores. As we continue to implement the more effective operating procedures of RTM in the Sybra Stores, we anticipate that the operational efficiency of the Sybra Stores will improve steadily over the next 9 to 15 months and achieve gross margin performance closer to that of the RTM Stores.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $1.3 million, or 31%, to $5.5 million for the three months ended April 2, 2006 from $4.2 million for the three months ended April 3, 2005 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management.

     Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $15.5 million almost entirely due to advertising expenses attributable to the RTM Stores.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $26.5 million, reflecting a $20.0 million increase in general and administrative expenses of our restaurant segment principally relating to RTM. Such increase in our restaurant segment reflects (1) higher employee related costs, including recruiting, as a result of increased headcount due to the RTM Acquisition and the strengthening of its infrastructure, (2) increased costs related to outside consultants that we utilized to assist with the integration of RTM and a related ongoing computer systems implementation and
(3) increased corporate office rent and related occupancy costs. Aside from the increase attributable to our restaurant segment, general and administrative expenses increased $6.5 million primarily due to (1) a $3.1 million increase in employee share-based compensation principally related to grants of shares of our contingently issuable performance-based restricted class A and class B common stock in March 2005 and grants of equity interests in two of our subsidiaries in November 2005, (2) a $2.2 million increase in other employee compensation principally reflecting higher incentive compensation and (3) a $0.6 million increase in deferred compensation expense. Deferred compensation expense of $0.5 million in the 2005 first quarter and $1.1 million in the 2006 first quarter represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and our President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Income (Loss) Before Income Taxes and Minority Interests."

     Effective January 2, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which we refer to as SFAS 123(R), which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which we refer to as SFAS 123. As a result, we now measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, which we previously used. We elected the modified prospective application method permitted under SFAS 123(R) whereby amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, is included in our results of operations commencing January 2, 2006, and prior periods are not restated. Any new employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006, of which there were none during our 2006 first quarter, will be valued in accordance with SFAS 123(R). Had we used the fair value alternative under SFAS 123 during the 2005 first quarter, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $2.7 million higher, or $1.7 million after taxes and minority interests as set forth in the pro forma disclosure in Note 2 to our accompanying condensed consolidated financial statements. As of April 2, 2006, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.4 years. The adoption of SFAS 123(R) reduced the amount of compensation expense we recognized in our 2006 first quarter from what we would have recognized under the intrinsic value method by $1.4 million, principally due to the differing effect of our contingently issuable restricted stock under the two methods. However, our adoption of SFAS 123(R) could materially increase our share-based compensation expense in future periods as a result of future stock option grants.

     We expect to incur charges of between $2.5 million and $3.0 million in our 2006 second quarter in connection with our replacement of the President and Chief Executive Officer of our restaurant segment in April 2006, including severance, accelerated vesting of stock options and relocation costs.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $7.9 million due to depreciation and amortization of RTM.

Facilities Relocation and Corporate Restructuring

     Our facilities relocation and corporate restructuring charges of $0.8 million in the 2006 first quarter consist of additional severance and employee retention incentives in connection with combining our existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia in late 2005.

Interest Expense

     Interest expense increased $17.2 million reflecting (1) a $10.8 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund, (2) a $5.3 million net increase in interest expense relating to our term loan borrowings in connection with the RTM Acquisition compared to the interest expense on the previous debt of our restaurant segment which a portion of the term loan borrowings refinanced at a lower interest rate in July 2005 and (3) $2.5 million of interest expense relating to sales-leaseback and capitalized lease obligations of RTM which were acquired but which were not refinanced and, to a much lesser extent, additional obligations incurred by RTM for new restaurants opened subsequent to the RTM Acquisition. These increases were partially offset by a $1.4 million decrease in interest expense related to our 5% convertible notes due 2023, which we refer to as the Convertible Notes, due to the effective conversion of an aggregate $165.8 million principal amount of the Convertible Notes into shares of our class A and class B common stock in February 2006, as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes."

Insurance Expense Related to Long-Term Debt

     Insurance expense related to long-term debt decreased $0.9 million due to its settlement upon the repayment of the related debt as part of the July 2005 refinancing of most of our restaurant segment's debt, including some of the debt assumed in the RTM Acquisition.

Loss on Early Extinguishment of Debt

     The loss on early extinguishment of debt of $12.5 million in the 2006 first quarter resulted from the effective conversion of an aggregate $165.8 million of our Convertible Notes, as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes," and consisted of $8.7 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock and the write-off of $3.8 million of related unamortized deferred financing costs.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                      Three Months Ended
                                                                   ------------------------
                                                                   April 3,        April 2,
                                                                     2005            2006           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)

      Interest income.............................................$     6.3        $   18.0       $   11.7
      Recognized net gains........................................      3.1             2.9           (0.2)
      Other than temporary unrealized losses......................     (0.3)              --           0.3
      Distributions, including dividends..........................      0.2             0.2            --
      Other.......................................................     (0.2)           (0.2)           --
                                                                  ---------        --------       -------
                                                                  $     9.1        $   20.9       $   11.8
                                                                  =========        ========       ========

     Interest  income  increased  $11.7 million  primarily due to higher average outstanding balances of our interest-bearing investments and an increase in average rates on those investments from 3.6% in the 2005 first quarter to 4.2% in the 2006 first quarter. The higher average outstanding balance of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. However, the average outstanding balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM acquisition in July 2005. Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to purchase. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods.

Gain on Sale of Unconsolidated Business

     The gain on sale of unconsolidated business decreased $7.3 million to $2.3 million for the 2006 first quarter from $9.6 million for the 2005 first quarter. All of these gains relate to our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, principally due to cash sales of a portion of our investment in Encore during each of those periods.

Other Income (Expense), Net

     Other income (expense), net improved $2.1 million, of which $0.9 million relates to RTM principally for rental income on restaurants not operated by RTM. Aside from the effect of the RTM Acquisition, other income (expense), net improved $1.2 million principally due to $1.3 million of costs recognized in the 2005 first quarter related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition which did not recur in the 2006 first quarter.

Income (Loss) Before Income Taxes and Minority Interests

     Our income (loss) before income taxes and minority interests decreased $23.2 million to a loss of $15.6 million for the three months ended April 2, 2006 from income of $7.6 million for the three months ended April 3, 2005 reflecting (1) the loss on early extinguishment of debt of $12.5 million and (2) the decrease of $7.3 million in gain on sale of unconsolidated business, as well as the effect of the other variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $0.5 million in the 2005 first quarter and $1.1 million in the 2006 first quarter, within general and administrative expenses, for increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $(0.1) million in the 2005 first quarter and $0.1 million in the 2006 first quarter consisting of interest income net of investment management fees. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From (Provision For) Income Taxes

     The benefit from income taxes represented an effective rate of 37% for the three months ended April 2, 2006 and the provision for income taxes represented an effective rate of 33% for the three months ended April 3, 2005. The effective benefit rate in the 2006 first quarter reflects an annual effective rate which was based on forecasted pretax income for the 2006 full year. It is higher than the Federal statutory rate of 35% due to (1) the effect of non-deductible compensation costs and other expenses and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. These increases are partially offset by the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the forecasted pretax income used to calculate the effective tax rate. The effective provision rate in the 2005 first quarter was lower than the Federal statutory rate of 35% due to the effect of minority interests in income of consolidated subsidiaries partially offset by (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, for the reasons discussed above.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries increased $0.7 million, reflecting an increase of $1.2 million due to the increased participation of investors other than us in increased income of the Opportunities Fund, partially offset by a $0.5 million decrease due to lower income of Deerfield in the 2006 first quarter compared with the 2005 first quarter.

Net Income (Loss)

     Our net income (loss) declined $15.6 million to a net loss of $12.9 million in the 2006 first quarter from net income of $2.7 million in the 2005 first quarter principally reflecting (1) $8.0 million, net of tax effect, from the loss on early extinguishment of debt and (2) $4.7 million, net of tax effect, from the decrease in the gain on sale of unconsolidated business, as well as the after tax effects of the other variances discussed in the captions above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $713.2 million during the three months ended April 2, 2006 principally reflecting a net loss of $12.9 million and net operating investment adjustments of $722.6 million.

     The net operating investment adjustments principally reflect net purchases of trading securities and net settlements of trading derivatives, which were principally funded by proceeds from net proceeds from securities sold short and net sales of repurchase agreements. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying consolidated statements of cash flows. However, net proceeds from securities sold short and net sales of repurchase agreements are reported in continuing investing activities in the accompanying consolidated statements of cash flows. The cash used by changes in current assets and liabilities associated with operating activities of $8.5 million principally reflects a $22.1 million decrease in accounts payable and accrued expenses and other current liabilities partially offset by an $8.6 million decrease in accounts and notes receivable. The decrease in accounts payable and accrued expenses and other current liabilities was principally due to the payment of a portion of previously accrued incentive compensation. The decrease in accounts and notes receivable principally resulted from collections of asset management incentive fees receivable. Other adjustments to reconcile the net loss to the cash used in continuing operating activities were principally comprised of non-cash adjustments for a receipt of deferred vendor incentive payment of $14.0 million, depreciation and amortization of $14.0 million, write-off of unamortized deferred financing costs of $3.8 million, a stock-based compensation provision of $3.8 million, stock issued to induce effective conversion of the Convertible Notes of $3.7 million and minority interests in income of consolidated subsidiaries of $3.1 million, all partially offset by a deferred tax benefit of $7.0 million.


     Excluding the effect of the net purchases of trading securities and net settlements of trading derivatives, which represent the discretionary investment of excess cash, our continuing operating activities provided cash of $7.1 million in the three months ended April 2, 2006. We expect positive cash flows from continuing operating activities during the remaining nine months of 2006, excluding the effect, if any, of net sales or purchases of trading securities. We expect that our operating results before net non-cash charges will improve during the remainder of 2006.


Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $296.8 million at April 2, 2006, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.1:1. This amount was relatively unchanged from $296.4 million at January 1, 2006.

     Our total capitalization at April 2, 2006 was $1,300.7 million, consisting of stockholders' equity of $541.2 million, long-term debt of $752.9 million, including current portion, and notes payable of $6.6 million. Our total capitalization at April 2, 2006 decreased $16.5 million from $1,317.2 million at January 1, 2006 principally due to dividend payments of $20.7 million.

Credit Agreement

     In connection with the RTM Acquisition, we entered into a credit agreement, which we refer to as the Credit Agreement, for our restaurant business segment. The Credit Agreement includes a senior secured term loan facility, which we refer to as the Term Loan, with a remaining principal balance of $615.4 million as of April 2, 2006, of which $4.7 million is due in the remaining nine months of 2006, and a senior secured revolving credit facility of $100.0 million. There were no borrowings under the revolving credit facility as of April 2, 2006, however, the availability under the facility was $89.0 million, which is net of a reduction of $11.0 million for outstanding letters of credit.

Convertible Notes

     We had outstanding at April 2, 2006, $9.2 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 231,000 shares of our class A common stock and 461,000 shares of our class B common stock. However, the Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

     In February 2006, an aggregate of $165.8 million principal amount of the Convertible Notes were effectively converted, which we refer to as the Convertible Notes Conversion, into an aggregate of 4,144,000 shares of our class A common stock and 8,289,000 shares of our class B common stock. In order to induce this conversion, we paid negotiated premiums aggregating $8.7 million to the converting noteholders consisting of cash of $5.0 million and 226,000 shares of our class B common stock with an aggregate fair value of $3.7 million based on the closing market price of our class B common stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In connection with these transactions we recorded a pretax charge of $12.5 million, consisting of the premiums aggregating $8.7 million and the write-off of $3.8 million of related unamortized deferred financing costs in our 2006 first quarter.

Sale-Leaseback Obligations

     We have outstanding $60.2 million of sale-leaseback obligations as of April 2, 2006, which relate principally to RTM and are due through 2026, of which $1.1 million is due in the remaining nine months of 2006.

Capitalized Lease Obligations

     We have outstanding $52.4 million of capitalized lease obligations as of April 2, 2006, which principally relate to RTM and extend through 2036, of which $1.1 million is due in the remaining nine months of 2006.

Other Long-Term Debt

     We have outstanding a secured bank term loan payable through 2008 in the amount of $7.8 million as of April 2, 2006, of which $2.4 million is due in the remaining nine months of 2006, and a secured promissory note payable due in the remaining nine months of 2006 in the amount of $6.6 million as of April 2, 2006. We also have outstanding $1.3 million of leasehold notes as of April 2, 2006, which are due through 2014, of which $0.1 million is due in the remaining nine months of 2006.

Notes Payable

     We have outstanding $6.6 million of non-recourse notes payable as April 2, 2006 which relate to Deerfield and are secured by our short-term investments in preferred shares of CDOs with a carrying value of $12.3 million as of April 2, 2006. These notes have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, those investments and a portion of the asset management fees to be paid to us from the respective CDOs.

Revolving Credit Facilities

     We have $89.0 million available for borrowing under our restaurant segment's $100.0 million revolving credit facility as of April 2, 2006, which is net of the reduction of $11.0 million for outstanding letters of credit noted above. In addition, on February 28, 2006 we entered into a $30.0 million agreement with CNL Restaurant Capital, LP, which we refer to as CNL for sale-leaseback financing from CNL for development and operation of Arby's restaurants. As of April 2, 2006, there was $28.8 million available under this agreement with CNL of which we have used an additional $4.0 million through April 30, 2006. This agreement ends on June 30, 2006; however, we have an option to extend the agreement for an additional six months. In February 2006, our asset management segment entered into a $10.0 million revolving note agreement, under which there were no borrowings at April 2, 2006.

Debt Repayments and Covenants

     Our total scheduled long-term debt and notes payable repayments during the remaining nine months of 2006 are $19.6 million consisting of $6.6 million under our secured promissory note, $4.7 million under our Term Loan, $3.6 million expected to be paid under our notes payable, $2.4 million under our secured bank term loan, $1.1 million relating to sale-leaseback obligations, $1.1 million relating to capitalized leases and $0.1 million under our leasehold notes.

     Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting,
(2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments,
(e) certain capital expenditures and (f) the payment of dividends to Triarc. We were in compliance with all of these covenants as of April 2, 2006. As of April 2, 2006 there was $13.1 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

     A significant number of the underlying leases for our sale-leaseback obligations, capitalized lease obligations and operating leases require periodic financial reporting of certain subsidiary entities within our restaurant business segment or of individual restaurants, which in many cases has not been prepared or reported. We have negotiated alternative covenants with a number of our most significant lessors which substitute consolidated financial reporting of our restaurant segment for financial reporting of individual subsidiary entities and which modify restaurant level reporting requirements. We are in the process of negotiating similar alternative covenants with additional lessors. Nevertheless, as of April 2, 2006 we were not in compliance with the original reporting requirements under a substantial number of these leases and remain not in compliance as of the date of this report on Form 10-Q. However, none of our lessors has asserted that we are in default of any of these lease agreements and we do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

     The only significant change to our contractual obligations since January 1, 2006, as disclosed in Item 7 of our 2005 Form 10-K, resulted from the Convertible Notes Conversion in February 2006. Our expected payments of long-term debt in the periods after 2010 decreased by $165.8 million due to the Convertible Notes Conversion.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of April 2, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of April 2, 2006. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In 2001 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.0 million as of April 2, 2006, associated with the sale and other tax basis differences, prior to 2003, of our propane business if National Propane required the repurchase. As of April 2, 2006, we have net operating loss tax carryforwards sufficient to offset these deferred taxes.

     Prior to the RTM Acquisition, RTM guaranteed the lease obligations, which we refer to as the Affiliate Lease Guarantees, of 24 restaurants operated by affiliates of RTM not acquired by us. The RTM selling stockholders have indemnified us with respect to the guarantee of these lease obligations. In addition, the purchasers of 23 restaurants sold in various transactions by RTM prior to the RTM Acquisition assumed the associated lease obligations, although RTM remains contingently liable if the respective purchasers do not make the required lease payments which, collectively with the Affiliate Lease Guarantees, we refer to as the Lease Guarantees. All those lease obligations, which extend through 2025 including all then existing extension or renewal option periods, could aggregate a maximum of approximately $41.0 million as of April 2, 2006, including approximately $34.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through April 2, 2006. The estimated fair value of the Lease Guarantees was $1.4 million as of the date of the RTM Acquisition, as determined in accordance with a preliminary independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by us. Such amount is being amortized as other income based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time. There remains an unamortized carrying amount of $1.2 million as of April 2, 2006 with respect to the Lease Guarantees.

Capital Expenditures

     Cash capital expenditures amounted to $14.6 million during the three months ended April 2, 2006. We expect that cash capital expenditures will be approximately $51.7 million for the remaining nine months of 2006 principally relating to (1) the opening of an estimated 41 new Company-owned restaurants,
(2) remodeling some of our existing restaurants, (3) maintenance capital expenditures for our Company-owned restaurants and (4) leasehold improvements for a recently leased corporate office facility of the asset management segment. We have $11.9 million of outstanding commitments for these capital expenditures as of April 2, 2006.

Dividends

     On March 15, 2006, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $7.6 million. In addition, on March 1, 2006, we paid a special cash dividend of $0.15 per share on our class A common stock and class B common stock, aggregating $13.1 million. On May 11, 2006, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, to holders of record on June 1, 2006 and payable on June 15, 2006. Also on May 11, 2006, we declared special cash dividends of $0.15 per share on our class A common stock and class B common stock to holders of record on June 30, 2006 and payable on July 14, 2006. We also announced our intention to pay an additional special cash dividend in the fourth quarter of 2006 of $0.15 per share on our class A common stock and class B common stock. We currently intend to continue to declare and pay regular quarterly cash dividends. However, there can be no assurance that any additional dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. Until September 4, 2006, each share of class B common stock is entitled to at least 110% of the regular quarterly cash dividend paid on each share of class A common stock. After such date, each share of class B common stock is entitled to at least 100% of the regular quarterly cash dividend paid on each share of class A common stock. Our Board of Directors has not yet made any determination of the relative amounts of any regular quarterly cash dividends that will be paid on the class A common stock and class B common stock after September 4, 2006. Based on the number of shares of our class A and class B common stock outstanding as of April 28, 2006, if during the remainder of 2006 we pay (1) the regular quarterly cash and special cash dividends that were declared on May 11, 2006, (2) regular quarterly cash dividends for the last two quarters of 2006 at the same rates as paid in our 2006 first quarter and (3) an additional installment of the special cash dividends at the same rate as we paid in our 2006 first quarter, our total cash requirement for such dividends would be $49.4 million.

Investments and Acquisitions

     As of April 2, 2006, we had $493.6 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $95.2 million invested in the Opportunities Fund and $4.8 million in DM Fund, LLC, which are both managed by Deerfield and consolidated by us and which we have agreed not to withdraw before October 4, 2006. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, a potential corporate restructuring as discussed above under "Introduction and Executive Overview," repurchases of Triarc common stock (see "Treasury Stock Purchases" below), the payment of the remaining two installments of the special cash dividends during the remaining nine months of 2006 and investments.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2006 up to a total of $50.0 million of our class A and class B common stock. However, due to the previously announced potential corporate restructuring, previously discussed above under "Introduction and Executive Overview," we expect to be precluded from repurchasing shares at certain times. We did not make any treasury stock purchases during the 2006 first quarter and we cannot assure you that we will repurchase any shares under this program in the future. On May 11, 2006, this $50.0 million authorization was extended through June 30, 2007.

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

Cash Requirements

     Our consolidated cash requirements for continuing operations for the remaining nine months of 2006, exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) cash capital expenditures of approximately $51.7 million, (3) regular and special cash dividends aggregating approximately $49.4 million, (4) scheduled debt principal repayments aggregating $19.6 million and (5) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, (3) borrowings under our restaurant segment's revolving credit facility of which $89.0 million is currently available, (4) the sale-leaseback financing agreement with CNL of which $28.8 million is currently available, (5) borrowings under our asset management segment's revolving credit note agreement of which $10.0 million is currently available and (6) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Consolidation of Opportunities Fund

     We consolidate the Opportunities Fund since we currently have a majority voting interest of 73.6%. Our voting interest decreased from 76.4% at January 1, 2006 due to investments from third party investors during the 2006 first quarter and we continue to market the Opportunities Fund to other investors. Further, commencing in October 2006 we have the right to withdraw our investment in the Opportunities Fund. Should either the sales of equity interests in the Opportunities Fund or a withdrawal of funds by us result in us owning less than a majority voting interest, we would no longer consolidate the Opportunities Fund. However, no assurance can be given that this will occur. If this does occur, we will account for our investment in the Opportunities Fund under the equity method of accounting on a prospective basis from the date of deconsolidation.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results have been submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing and Adams Packing has sought clarification from, and expects to have additional conversations with, the Florida DEP in order to attempt to resolve this matter. Based on provisions for all of these costs made prior to 2005 of $1.7 million and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $0.3 million of legal fees and expenses against which the defendants, including us, filed their opposition on February 24, 2006. On March 29, 2006, the court awarded the plaintiffs $75,000 in fees and expenses. On April 28, 2006, defendants filed a notice of appeal.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.4 million as of April 2, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which we refer to as SFAS 155. SFAS 155 amends FASB
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we refer to as SFAS 133, and FASB Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective commencing with our first quarter of 2007 although early adoption is permitted. Since we do not currently hold or plan to hold any financial instruments of the type to which SFAS 155 applies, we currently do not believe that the adoption of SFAS 155 will have any effect on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     This "Quantitative and Qualitative Disclosures about Market Risk" has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission and should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended January 1, 2006. Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk and our foreign currency risk.

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the three months ended April 2, 2006.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of April 2, 2006 our notes payable and long-term debt, including current portion, aggregated $759.5 million and consisted of $623.2 million of variable-rate debt, $112.6 million of capitalized lease and sale-leaseback obligations, $17.1 million of fixed-rate debt and $6.6 million of variable-rate notes payable. We continue to have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the $615.4 million outstanding principal amount of our variable-rate senior secured term loan borrowings until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying consolidated balance sheet to the extent of the effectiveness of these hedges. Any ineffective portion of the change in fair value of these hedges, of which there was none through April 2, 2006, would be recorded in our results of operations. In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $7.8 million principal amount was outstanding as of April 2, 2006, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. The fair value of our fixed-rate debt will increase if interest rates decrease. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase. See below for a discussion of how we manage this risk.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first quarter of 2006. However, on April 26, 2006 we received a return of capital from our investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique, and sold a portion of our investment in Jurlique representing an aggregate $21.7 million reduction in the carrying value of the investment to $8.5 million. We continue to have a put and call arrangement whereby we have limited the overall foreign currency risk of holding this investment through July 5, 2007. In connection with these April 2006 transactions, we terminated a portion of the put and call arrangement so that the remaining notional amount approximated the value of the remaining investment.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We are continuing to adjust our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and Company, LLC, a subsidiary of ours which we refer to as Deerfield, and is currently consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invests principally in various fixed income securities and their derivatives, as opportunities arise. Further, the Opportunities Fund employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase as well as the effective leverage represented by the notional amounts of its various derivatives. The investments of the Opportunities Fund are subject to interest rate risk and the inherent credit risk related to the underlying creditworthiness of the various issuers. The Opportunities Fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategies. The Opportunities Fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by our Chairman and Chief Executive
Officer, our President and Chief Operating Officer and our Vice Chairman. Although the Equities Account was invested principally in cash equivalents as of April 2, 2006, we expect that it will be invested principally in the equity securities of a limited number of publicly-traded companies in the future. As of April 2, 2006, the derivatives held in our short-term investment portfolios, principally through the Opportunities Fund and the Equities Account, consisted of (1) bank loan total return swaps, (2) interest rate swaps, (3) futures contracts relating to interest rates, foreign currencies, United States government and foreign debt securities and a foreign stock market index, (4) credit default swaps, (5) put and call option combinations on an equity security, (6) stock options, (7) options on foreign currency contracts and interest rate futures and (8) a foreign currency forward contract. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of April 2, 2006 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...................................$     207,645
      Short-term investments pledged as collateral...............................................    1,076,105
      Other short-term investments...............................................................      598,823
      Investment settlements receivable..........................................................    1,264,765
      Current and non-current restricted cash equivalents (a)....................................      680,142
      Non-current investments....................................................................       84,959
                                                                                                 -------------
                                                                                                 $   3,912,439
                                                                                                 =============


      Certain liability positions related to investments:
         Investment settlements payable..........................................................$    (941,366)
         Securities sold under agreements to repurchase .........................................   (1,042,492)
         Securities sold with an obligation to purchase included in "Other liability positions
           related to short-term investments"....................................................   (1,435,749)
         Derivatives held in trading portfolios in liability positions included in "Other
           liability positions related to short-term investments"................................         (881)
                                                                                                 -------------
                                                                                                 $  (3,420,488)
                                                                                                 =============
--------------
(a)  Includes non-current  restricted cash equivalents of $2,339,000 included in
     "Deferred costs and other assets."

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund and bank money market accounts, cash in interest-bearing brokerage and bank accounts with a stable value, securities purchased under agreements to resell the following day collateralized by United States government and government agency debt securities and United States government debt securities.

     At April 2, 2006 our investments were classified in the following general types or categories (in thousands):

                                                                                          Carrying Value
                                                                         At Fair      -----------------------
                         Type                             At Cost       Value (d)      Amount         Percent
                         ----                             -------       ---------      ------         -------

      Cash equivalents (a)............................$    207,645    $    207,645   $    207,645       5%
      Investment settlements receivable (b)...........   1,264,765       1,264,765      1,264,765      32%
      Restricted cash equivalents.....................     680,142         680,142        680,142      17%
      Investments accounted for as:
           Available-for-sale securities (c)..........      61,354          74,554         74,554       2%
           Trading securities.........................   1,594,537       1,580,648      1,580,648      40%
           Trading derivatives........................         207           1,640          1,640      --%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....      17,159          24,798         17,159       1%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....      24,436          34,955         24,436       1%
      Other current and non-current investments
        accounted for at:
           Cost.......................................      36,012          40,335         36,012       1%
           Equity.....................................      16,111          29,719         20,969       1%
           Fair value ................................       4,364           4,469          4,469      --%
                                                      ------------    ------------   ------------    -----
      Total cash equivalents and long
        investment positions..........................$  3,906,732    $  3,943,670   $  3,912,439    100%
                                                      ============    ============   ============    ====

      Certain liability positions related to
        investments:
           Investment settlements payable (b).........$   (941,366)   $   (941,366)  $   (941,366)   N/A
           Securities sold under agreements to
              repurchase..............................  (1,040,674)     (1,042,492)    (1,042,492)   N/A
           Securities sold with an obligation to
              purchase................................  (1,441,768)     (1,435,749)    (1,435,749)   N/A
           Derivatives held in trading portfolios in
              liability positions.....................         (27)           (881)          (881)   N/A
                                                      ------------    ------------   ------------
                                                      $ (3,423,835)   $ (3,420,488)  $ (3,420,488)
                                                      ============    ============   ============


--------------
(a)  Includes  $9,607,000  of cash  equivalents  held in  deferred  compensation trusts.
(b)  Represents unsettled security trades as of April 2, 2006 principally in the
     Opportunities Fund.
(c)  Includes  $12,277,000 of preferred shares of collateralized debt obligation vehicles,  which we refer to as CDOs,  which, if sold,  would require us to use the proceeds to repay our related notes payable of $6,588,000.
(d)  There can be no  assurance  that we would be able to sell  certain of these investments at these amounts.

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

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at April 2, 2006 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of April 2, 2006 based upon assumed immediate adverse effects as noted below (in thousands):


Trading Purposes:

                                                                      Carrying    Interest     Equity        Foreign
                                                                        Value     Rate Risk  Price Risk   Currency Risk
                                                                        -----     ---------  ----------   -------------
   Equity securities...............................................  $     7,281 $      --    $    (728)   $       --
   Debt securities.................................................    1,573,367   (54,224)          --            --
   Trading derivatives in asset positions..........................        1,640    (1,827)          --          (242)
   Trading derivatives in liability positions......................         (881)   (4,178)         (59)          (53)

     The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at April 2, 2006, with all other variables held constant.

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

Other Than Trading Purposes:

                                                               Carrying     Interest           Equity          Foreign
                                                                 Value      Rate Risk        Price Risk      Currency Risk
                                                                 -----      ---------        ----------      -------------
      Cash equivalents......................................$   207,645     $      (3)       $      --         $      --
      Investment settlements receivable.....................  1,264,765            --               --                --
      Restricted cash equivalents...........................    680,142          (474)              --                --
      Available-for-sale equity securities..................     45,035            --           (4,504)               --
      Available-for-sale preferred shares of CDOs...........     20,671          (921)              --                --
      Available-for-sale debt mutual fund...................      8,848          (177)              --                --
      Investment in Jurlique................................     30,164            --           (3,016)           (1,696)
      Other investments.....................................     72,881        (2,693)          (6,174)             (105)
      Interest rate swaps in an asset position..............      3,926        (4,683)              --                --
      Foreign currency put and call arrangement in a net
        liability position..................................        (80)           --               --              (971)
      Investment settlements payable........................   (941,366)           --               --                --
      Securities sold under agreements to repurchase........ (1,042,492)           (8)              --                --
      Securities sold with an obligation to purchase........ (1,435,749)      (41,015)            (545)               --
      Notes payable and long-term debt, excluding
        capitalized lease and sale-leaseback obligations....   (646,879)      (30,659)              --                --


     The sensitivity analysis of financial instruments held at April 2, 2006 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at April 2, 2006, with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                                        Range            Weighted Average
                                                                                        -----            ----------------
      Cash equivalents (other than money market funds
         and interest-bearing brokerage and bank accounts
         and securities purchased under agreements to resell)...................   6 days - 13 days            10 days
      Restricted cash equivalents...............................................  12 days - 45 days            45 days
      CDOs underlying preferred shares.......................................... 1 1/3 years - 8 years     4 1/4 years
      Debt mutual fund..........................................................   1 day - 35 years            2 years
      Debt securities included in other investments (principally held by investment limited partnerships and similar
         investment entities)...................................................         (a)                 10 years

(a) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $197.8 million and $295.8 million, respectively, as of April 2, 2006 of mutual fund and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

     The interest rate risk presented with respect to our securities sold under agreements to repurchase and securities sold with an obligation to repurchase, which are all financial instruments held almost entirely by the Opportunities Fund, represents the potential impact an adverse change in interest rates of one percentage point would have on the fair value of those respective instruments and on our financial position and results of operations. The securities sold under agreements to repurchase, although bearing fixed rates, principally have maturities of 28 days or less which significantly limit the effect of a change in interest rates on the respective fair values of these instruments. As of April 2, 2006, the securities sold with an obligation to repurchase represent $1,430.3 million of fixed income securities, with a weighted-average remaining maturity of approximately 12 years, and $5.4 million of equity securities. The adverse effects on the fair value of the respective instruments were determined based on market standard pricing models applicable to those particular instruments which consider variables such as coupon rate and frequency, maturity date(s), yield and prepayment assumptions.

     As of April 2, 2006, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $629.7 million of variable-rate notes payable and long-term debt outstanding as of April 2, 2006, which had a weighted average remaining maturity of approximately six years, and not our fixed rate debt as discussed below. However, as discussed above under "Interest Rate Risk," we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We only have $17.1 million of fixed-rate debt as of April 2, 2006 for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt, and is not reflected in the table above since a majority of our debt is now variable-rate debt for which interest rate risk is calculated based on the potential effect on our results of operations.

     The foreign currency risk presented for our investment in Jurlique as of April 2, 2006 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique's operations which are denominated in United States dollars. For investments held since
January 1, 2006 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. The analysis also assumed that the decrease in the equity markets and the change in foreign currency were other than temporary with respect to these investments. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

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

RTM Restaurant Group

     We acquired the RTM Restaurant Group ("RTM") on July 25, 2005. Prior to our acquisition, RTM was privately held and had no previous public reporting obligations with the Securities and Exchange Commission. We previously reported in Item 9A to our Annual Report on Form 10-K for the year ended January 1, 2006, that there were certain significant deficiencies in RTM's systems, procedures and internal control over financial reporting. Although we are in the process of remediating those deficiencies, many of those deficiencies continued to exist during the period covered by this Quarterly Report. To ensure that our financial statements for the period covered by this Quarterly Report were materially correct, we performed supplemental procedures in addition to the normal recurring control procedures and closing processes. Based on the additional procedures to supplement RTM's existing internal controls and procedures, as well as the additional reviews and procedures performed by us at the parent company (Triarc) level, we have concluded that our financial statements as of and for the three months ended April 2, 2006 fairly present, in all material respects, our financial condition, results of operations and cash flows.

     Our process of remediating these deficiencies has included the hiring of additional staff and the planning and designing of enhanced controls and procedures.  We are  also in the  process  of  documenting  RTM's  controls  and procedures in order to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations with respect to RTM. In that process, we expect to make additional control improvements to remediate deficiencies and enable completion of the required year-end 2006 assessment of our internal control over financial reporting. In addition to these initiatives, we are continuing the planning for the conversion to new, more robust accounting systems to be used by our restaurant business, including RTM, which we currently anticipate will be implemented in the first half of 2007. Since these initiatives are ongoing, we cannot be certain that additional deficiencies will not be discovered or that the existing deficiencies or our implementation of new controls and procedures will not result in a delay in the filing of any future periodic reports. Until our assessment is complete and related remediation is effected, we will continue to perform supplemental procedures necessary to ensure that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows.

Change in Internal Control Over Financial Reporting

     During the three months ended April 2, 2006, we substantially completed the combination of our existing restaurant operations with those of RTM and the relocation of the corporate office of our restaurant group from Ft. Lauderdale, FL to new offices in Atlanta, GA. In connection with these actions, certain of the personnel performing the accounting procedures and executing the internal control over financial reporting have changed. Additionally, certain accounting and control procedures relating to our existing restaurant operations were integrated into those procedures being performed by RTM. To the extent practicable, we maintained the consistency of our accounting and control procedures. We performed supplemental procedures with respect to the accounting for our existing restaurant operations to the extent our controls were integrated into those procedures of RTM. We anticipate that the ongoing remediation associated with the significant deficiencies noted above will have a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     o adverse economic conditions, including high unemployment rates, in geographic regions that contain a high concentration of Arby's restaurants;

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

     o    the timing and impact of acquisitions and dispositions of restaurants;

     o    our ability to successfully integrate acquired restaurant operations;

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

     o the payment of the future installment of the special cash dividends referred to in Item 5 below and elsewhere in this Form 10-Q (including the amount or timing thereof) and any other future dividends, are subject to applicable law and will be made at the discretion of our Board based on such factors as our earnings, financial condition, cash requirements and other factors, including whether such future installment of the special cash dividends would result in a material adjustment to the conversion price of our 5% Convertible Notes due 2023; and

     o other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (see especially "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 1.  Legal Proceedings

     As previously reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K"), in 1998 a number of class action lawsuits were filed on behalf of our stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. Each of these actions named Triarc, Messrs. Nelson Peltz, our Chairman and Chief Executive Officer and a director of Triarc, and Peter W. May, our President and Chief Operating Officer and a director of Triarc, and the other then directors of Triarc as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, plaintiffs filed a motion asking the court to dismiss the action as moot, but to retain jurisdiction for the limited purpose of considering a subsequent application by plaintiffs for legal fees and expenses. The plaintiffs' motion to dismiss the action as moot was granted on October 27, 2005. On December 13, 2005, plaintiffs filed a motion seeking $250,000 in fees and $6,225 for reimbursement of expenses. On February 24, 2006, defendants filed papers in opposition to plaintiffs' motion. On March 29, 2006, the court entered an order awarding plaintiffs $75,000 in fees and expenses. On April 28, 2006, defendants filed a notice of appeal. The Company is endeavoring to reach a consensual resolution of the matter.

     As previously reported in our Form 10-K, in November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (RTM), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005. The complaint alleges that the approximately 775 Arby's restaurants owned by RTM and its affiliates failed to comply with Title III of the Americans with Disabilities Act (the "ADA"). The plaintiffs are requesting class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of its restaurants. The complaint does not seek monetary damages, but does seek attorneys' fees. Without admitting liability, RTM entered into an agreement with the plaintiffs on a class-wide basis, which is subject to court approval. The proposed agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year. The proposed agreement would also apply to restaurants subsequently acquired by RTM and such affiliates. ARG estimates that it will spend approximately $1.0 million per year of capital expenditures to bring the restaurants into compliance under the proposed agreement and pay certain legal fees. The proposed settlement was submitted to the court for approval on August 13, 2004. On April 7, 2005 the court held a fairness hearing on the matter. Prior to the fairness hearing, the parties jointly amended the proposed settlement agreement to clarify certain provisions and to add new provisions regarding policies, training programs and invoicing requirements. By orders dated January 30, 2006 and April 7, 2006, the court granted the parties leave to make the amendments and set a fairness hearing regarding the amendments for June 14, 2006. The court has not yet ruled on the proposed settlement.

Item 1A.  Risk Factors.

     In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. There were no material changes from the risk factors previously disclosed in our Form 10-K during the fiscal quarter ended April 2, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first fiscal quarter of 2006:

                                             Issuer Repurchases of Equity Securities

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                              Total Number of       Average Price Paid Per     Publicly Announced Plan     May Yet Be Purchased
         Period              Shares Purchased               Share                        (1)                Under the Plan (1)
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
     January 2, 2006                ---                      ---                         ---                   $50,000,000
         through
    January 31, 2006
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
    February 1, 2006                ---                      ---                         ---
         through                                                                                               $50,000,000
    February 28, 2006
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
      March 1, 2006
         through             15,944 Class A(2)         $15.59 - Class A                  ---                   $50,000,000
      April 2, 2006          88,685 Class B(2)         $14.75 - Class B
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
          Total              15,944 Class A(2)         $15.59 - Class A                  ---
                             88,685 Class B(2)         $14.75 - Class B                                        $50,000,000

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------

(1) On May 11, 2006, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2007 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock, Series 1.
      During the third fiscal quarter of 2005, we repurchased one share of Class
      A Common Stock and two shares of Class B Common Stock, Series 1. No transactions were effected under our stock repurchase program during the first fiscal quarter of 2006.

(2) Reflects an aggregate of 15,944 shares of Class A Common Stock and 88,685 shares of Class B Common Stock tendered as payment of tax withholding obligations in respect of the vesting of shares of restricted stock issued to employees under the Company's Amended and Restated 2002 Equity
      Participation Plan. The price paid for such shares was the respective closing prices of the Class A Common Stock and Class B Common Stock on
      March 14, 2006, the vesting date for such shares of restricted stock.

Repurchase of 5% Convertible Notes due 2023; Right to Convert Notes During 2006
  Second Fiscal Quarter

     As previously reported in our Form 10-K, on February 10, 2006, we completed the repurchases of an aggregate of $165,776,000 of the $175,000,000 principal amount of 5% Convertible Notes due 2023 (the "Notes") that we issued in May 2003. In connection with such repurchases, we also paid accrued and unpaid interest through the applicable date of repurchase and related premiums. In exchange for such Notes, the accrued and unpaid interest and related premiums, we issued an aggregate of 4,144,400 shares of our Class A Common Stock and 8,561,093 shares of our Class B Common Stock, and made aggregate cash payments to the selling noteholders of $6,095,984 (the "Exchanges"). Upon the satisfaction of the conditions set forth in the indenture governing the Notes (the "Indenture"), the Notes that were repurchased would have been convertible into 4,144,400 shares of our Class A Common Stock and 8,288,800 shares of our Class B Common Stock (assuming the current conversion rate). The shares of our Class A Common Stock and Class B Common Stock were issued in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. We recorded a pre-tax charge of approximately $12.5 million during the fiscal quarter ended April 2, 2006, including a non-cash write-off of approximately $3.85 million of unamortized deferred financing costs, with respect to the Exchanges.

     Additionally, as previously reported in our Form 10-K, the trustee under the Indenture has determined that holders of the Notes are entitled to convert their Notes during the fiscal quarter that began on April 3, 2006 and ends on July 2, 2006 because the combined closing sale price of one share of our Class A Common Stock and two shares of our Class B Common Stock exceeded 120% of the current conversion price of $40 for at least 20 trading days in the 30-trading day period ending on March 31, 2006, the last trading day of the fiscal quarter ending April 2, 2006. At the current conversion price, each $1,000 principal amount of Notes is convertible into 25 shares of our Class A Common Stock, subject to our right to elect to pay the holder cash in lieu of delivery of all or any portion of these shares of Class A Common Stock and, upon conversion of each $1,000 principal amount of Notes, the holder is also entitled to receive 50 shares of our Class B Common Stock.

Item 5.  Other Information.

Potential Corporate Restructuring; Declaration of Special Dividend

     As previously reported in our Form 10-K, we are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that may involve the spin-off to our stockholders or other disposition of our ownership interest in Deerfield, our alternative asset management business. In connection with the potential restructuring, on January 26, 2006, in addition to our regular quarterly dividends, we announced our intention to declare and pay during 2006 special cash dividends aggregating $0.45 per share on each outstanding share of our Class A Common Stock and Class B Common Stock, Series 1, the first installment of which, in the amount of $0.15 per share, was paid on March 1, 2006 and the second installment of which, in the amount of $0.15 per share, will be paid on July 14, 2006 to holders of record on June 30, 2006. Although it is currently contemplated that the third and final installment of such special cash dividends aggregating $0.15 per share on each outstanding share of our Class A Common Stock and Class B Common Stock will be paid in the fourth fiscal quarter of 2006, the declaration and payment of such additional special cash dividends is subject to applicable law, will be made at the discretion of our Board of Directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors, including whether such future installments of the special dividends will result in a material adjustment to the conversion price of the Notes. Accordingly, there can be no assurance that such third and final installment of such additional special cash dividends will be declared or paid, or of the amount or timing of such dividends, if any. Options for our other remaining non-restaurant assets are also under review and could include the allocation of our remaining cash, cash equivalents, short-term and other investments between our two businesses (Arby's and Deerfield) and/or additional special dividends or distributions to shareholders. There can be no assurance that the corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Other than as described herein, as of the date hereof, the Board of Directors has not reached any definitive conclusions concerning the scope, benefits or timing of the corporate restructuring.

Item 6.  Exhibits.

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

                                   TRIARC COMPANIES, INC.
                                  (Registrant)


Date:  May 12, 2006                By: /s/ FRANCIS T. MCCARRON
                                      -------------------------------------
                                      Francis T. McCarron
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of the Company)


Date:  May 12, 2006                By: /s/ FRED H. SCHAEFER
                                      ---------------------------------
                                      Fred H. Schaefer
                                      Senior Vice President and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

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



Date:  May 12, 2006
                                       /s/ NELSON PELTZ
                                       -------------------------------------
                                       Nelson Peltz
                                       Chairman and Chief Executive Officer

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



Date:  May 12, 2006                   /s/ FRANCIS T. MCCARRON
                                      ----------------------------------
                                      Francis T. McCarron
                                      Executive Vice President and
                                      Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 12, 2006                    /s/ NELSON PELTZ
                                         -------------------------------------
                                         Nelson Peltz
                                         Chairman and Chief Executive Officer



Dated:   May 12, 2006                    /s/ FRANCIS T. MCCARRON
                                         --------------------------------------
                                         Francis T. McCarron
                                         Executive Vice President and
                                         Chief Financial Officer




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