Form 10-Q
period 2006-07-02
TRIARC COMPANIES INC
filed 2006-08-11
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

                                                  Yes  [  ]         No   [X]

     There were 27,772,376 shares of the registrant's Class A Common Stock and 60,672,679 shares of the registrant's Class B Common Stock outstanding as of July 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          January 1,            July 2,
                                                                                           2006 (A)              2006
                                                                                           -------               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   202,840          $   190,433
     Restricted cash equivalents.......................................................    344,060            1,081,790
     Short-term investments pledged as collateral......................................    556,492            1,059,934
     Other short-term investments......................................................    214,827              604,062
     Investment settlements receivable.................................................    236,060            1,489,395
     Accounts and notes receivable.....................................................     47,919               36,851
     Inventories.......................................................................     11,101                8,685
     Deferred income tax benefit.......................................................     21,706               18,608
     Prepaid expenses and other current assets.........................................     20,281               20,661
                                                                                       -----------          -----------
        Total current assets...........................................................  1,655,286            4,510,419
Investments............................................................................     85,086               69,147
Properties.............................................................................    443,857              458,708
Goodwill ..............................................................................    518,328              530,506
Other intangible assets................................................................     75,696               76,198
Deferred costs and other assets........................................................     31,236               29,273
                                                                                       -----------          -----------
                                                                                       $ 2,809,489          $ 5,674,251
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$     8,036          $     5,046
     Current portion of long-term debt.................................................     19,049               22,889
     Accounts payable..................................................................     64,450               52,707
     Investment settlements payable....................................................    124,199            1,344,882
     Securities sold under agreements to repurchase....................................    522,931            1,045,855
     Other liability positions related to short-term investments.......................    457,165            1,626,393
     Accrued expenses and other current liabilities....................................    152,580              144,540
     Current liabilities relating to discontinued operations...........................     10,449               10,414
                                                                                       -----------          -----------
        Total current liabilities......................................................  1,358,859            4,252,726
Long-term debt.........................................................................    894,527              695,222
Deferred compensation payable to related parties.......................................     33,959               35,106
Deferred income........................................................................      5,415               18,607
Deferred income taxes..................................................................      9,423                3,112
Minority interests in consolidated subsidiaries........................................     43,426               52,425
Other liabilities......................................................................     68,310               82,409
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                6,063
     Additional paid-in capital........................................................    264,770              327,336
     Retained earnings.................................................................    259,285              208,018
     Common stock held in treasury.....................................................   (130,179)             (20,943)
     Accumulated other comprehensive income............................................      5,451               11,215
     Unearned compensation.............................................................    (12,103)                  --
     Note receivable from non-executive officer........................................       (519)                  --
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    395,570              534,644
                                                                                       -----------          -----------
                                                                                       $ 2,809,489          $ 5,674,251
                                                                                       ===========          ===========

------------------
(A) Derived and reclassified from the audited consolidated financial statements as of January 1, 2006.

     See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (A)

                                                                        Three Months Ended          Six Months Ended
                                                                     -----------------------     ----------------------
                                                                       July 3,     July 2,        July 3,      July 2,
                                                                        2005        2006           2005         2006
                                                                        ----        ----           ----         ----
                                                                            (In Thousands Except Per Share Amounts)
                                                                                        (Unaudited)
Revenues:
     Net sales.......................................................$ 54,989     $ 270,767    $ 106,179    $ 529,726
     Royalties and franchise and related fees .......................  26,947        21,234       50,526       39,622
     Asset management and related fees ..............................  11,787        15,828       24,715       30,624
                                                                     --------     ---------    ---------    ---------
                                                                       93,723       307,829      181,420      599,972
                                                                     --------     ---------    ---------    ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization..........  41,038       194,375       80,227      386,949
     Cost of services, excluding depreciation and amortization.......   4,614         5,910        8,763       11,430
     Advertising and selling.........................................   4,427        19,881        9,010       39,983
     General and administrative, excluding depreciation and
       amortization..................................................  35,374        58,563       69,188      118,930
     Depreciation and amortization, excluding amortization of
       deferred financing costs......................................   5,541        14,751       11,067       28,132
     Facilities relocation and corporate restructuring...............      --           775           --        1,578
     Loss on settlement of unfavorable franchise rights..............      --           658           --          658
                                                                     --------     ---------    ---------    ---------
                                                                       90,994       294,913      178,255      587,660
                                                                     --------     ---------    ---------    ---------
           Operating profit..........................................   2,729        12,916        3,165       12,312
Interest expense..................................................... (12,484)      (38,246)     (22,737)     (65,622)
Insurance expense related to long-term debt..........................    (859)           --       (1,763)          --
Loss on early extinguishment of debt.................................      --          (933)          --      (13,477)
Investment income, net...............................................   7,576        30,796       16,676       51,746
Gain on sale of unconsolidated businesses............................   3,056            --       12,664        2,256
Other income, net....................................................   1,483         3,699        1,113        5,436
                                                                     --------     ---------    ---------    ---------
           Income (loss) from continuing operations before income
              taxes and minority interests...........................   1,501         8,232        9,118       (7,349)
Benefit from (provision for) income taxes............................    (497)       (2,532)      (3,010)       3,234
Minority interests in income of consolidated subsidiaries............  (1,056)       (2,608)      (3,481)      (5,698)
                                                                     --------     ---------    ---------    ---------
           Income (loss) from continuing operations..................     (52)        3,092        2,627       (9,813)
Gain on disposal of discontinued operations..........................     471            --          471           --
                                                                     --------     ---------    ---------    ---------
           Net income (loss).........................................$    419     $   3,092    $   3,098    $  (9,813)
                                                                     ========     =========    =========    =========

Basic income (loss) per share:
     Class A common stock:
           Continuing operations.....................................$    --       $    .03    $     .04    $    (.12)
           Discontinued operations...................................     .01            --          .01           --
                                                                     --------      --------    ---------    ---------
           Net income (loss).........................................$    .01      $    .03    $     .05    $    (.12)
                                                                     ========      ========    =========    =========
     Class B common stock:
           Continuing operations.....................................$    --       $    .04    $     .04    $    (.12)
           Discontinued operations...................................     .01            --          .01           --
                                                                     --------      --------    ---------    ---------
           Net income (loss).........................................$    .01      $    .04    $     .05    $    (.12)
                                                                     ========      ========    =========    =========
Diluted income (loss) per share of Class A common stock and
   Class B common stock:
           Continuing operations.....................................$    --       $    .03    $     .04    $    (.12)
           Discontinued operations...................................     .01            --          .01           --
                                                                     --------      --------    ---------    ---------
           Net income (loss).........................................$    .01      $    .03    $     .05    $    (.12)
                                                                     ========      ========    =========    =========

------------------
(A) The results of operations for the three-month and six-month periods ended July 2, 2006 include the results of operations of RTM Restaurant Group effective July 25, 2005. See Note 2 for a discussion of the effect of this acquisition.



     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                              ---------------------------
                                                                                              July 3,            July 2,
                                                                                               2005               2006
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
   Net income (loss)....................................................................$      3,098        $    (9,813)
   Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
         Operating investment adjustments, net (see below)..............................    (394,814)          (549,135)
         Deferred income tax provision (benefit)........................................         620             (4,740)
         Gain on sale of unconsolidated businesses......................................     (12,664)            (2,256)
         Payment of withholding taxes related to stock compensation.....................          --             (1,907)
         Unfavorable lease liability recognized.........................................        (581)            (2,682)
         Excess tax benefits from share-based payment arrangements......................          --             (1,407)
         Equity in undistributed earnings of investees..................................      (1,225)            (1,407)
         Amortization of non-cash deferred asset management fees........................        (986)              (668)
         Depreciation and amortization of properties....................................       7,596             23,381
         Amortization of other intangible assets and certain other items................       3,471              4,751
         Amortization of deferred financing costs and original issue discount...........       1,264              1,125
         Write-off of unamortized deferred financing costs on early extinguishment
           of debt......................................................................          --              4,783
         Receipt of deferred vendor incentive, net of amount recognized.................          --             11,978
         Share-based compensation provision.............................................       2,677              7,508
         Minority interests in income of consolidated subsidiaries......................       3,481              5,698
         Charge for stock issued to induce effective conversion of convertible notes....          --              3,719
         Straight-line rent accrual.....................................................         370              3,077
         Deferred compensation provision................................................         678              1,147
         Gain on disposal of discontinued operations....................................        (471)                --
         Other, net.....................................................................         518               (461)
         Changes in operating assets and liabilities:
             Decrease in accounts and notes receivables.................................       7,567             10,540
             (Increase) decrease in inventories.........................................        (164)             2,433
             (Increase) decrease in prepaid expenses and other current assets...........      (4,147)               120
             Decrease in accounts payable and accrued expenses and other current
               liabilities..............................................................     (15,651)           (27,754)
                                                                                        ------------        -----------
                Net cash used in continuing operating activities (A)....................    (399,363)          (521,970)
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     383,814            603,990
   Proceeds from dispositions of assets.................................................           5              4,518
   Collections of notes receivable......................................................       5,000                698
   Capital expenditures.................................................................      (3,142)           (33,827)
   Cost of business acquisitions........................................................      (1,312)            (1,824)
   Other, net...........................................................................         172               (906)
                                                                                        ------------        -----------
                Net cash provided by continuing investing activities....................     384,537            572,649
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
   Repayments of long-term debt and notes payable.......................................     (26,946)           (55,715)
   Proceeds from issuance of long-term debt and a note payable..........................       1,425             10,388
   Dividends paid  .....................................................................      (9,377)           (28,277)
   Proceeds from exercises of stock options.............................................       2,075              5,841
   Net contributions from (distributions to) minority interests in consolidated
     subsidiaries.......................................................................      (1,735)             3,305
   Excess tax benefits from share-based payment arrangements............................          --              1,407
                                                                                        ------------        -----------
                Net cash used in continuing financing activities........................     (34,558)           (63,051)
                                                                                        ------------        -----------
Net cash used in continuing operations..................................................     (49,384)           (12,372)
                                                                                        ------------        -----------
Net cash provided by (used in) discontinued operations:
   Operating activities.................................................................        (292)               (35)
   Investing activities.................................................................         473                 --
                                                                                        ------------        -----------
                                                                                                 181                (35)
                                                                                        ------------        -----------
Net decrease in cash and cash equivalents...............................................     (49,203)           (12,407)
Cash and cash equivalents at beginning of period........................................     367,992            202,840
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    318,789        $   190,433
                                                                                        ============        ===========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  Six Months Ended
                                                                                            ----------------------------
                                                                                            July 3,              July 2,
                                                                                             2005                 2006
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Detail of cash flows related to investments:
   Operating investment adjustments,net:
       Cost of trading securities purchased.............................................$ (1,569,171)       $(4,623,338)
       Proceeds from sales of trading securities and net settlements of trading
         derivatives....................................................................   1,174,866          4,079,231
       Net recognized losses from trading securities, derivatives and short positions
         in securities..................................................................       2,648              3,189
       Other net recognized gains, net of other than temporary losses...................      (2,883)            (7,477)
       Other............................................................................        (274)              (740)
                                                                                        ------------        -----------
                                                                                        $   (394,814)       $  (549,135)
                                                                                        ============        ===========
   Investing investment activities, net:
       Proceeds from securities sold short..............................................$    641,137        $ 6,968,981
       Payments to cover short positions in securities..................................    (478,800)        (6,219,536)
       Net proceeds from sales of repurchase agreements.................................     384,239            523,047
       Proceeds from sales and maturities of available-for-sale securities and
         other investments..............................................................      71,647            137,277
       Cost of available-for-sale securities and other investments purchased............     (54,396)           (68,049)
       Increase in restricted cash collateralizing securities obligations ..............    (180,013)          (737,730)
                                                                                        ------------        -----------
                                                                                        $    383,814        $   603,990
                                                                                        ============        ===========

(A) Net cash used in continuing operating activities reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net proceeds from sales of repurchase agreements. These purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), which employs leverage in its trading activities and which we consolidate in our condensed consolidated financial statements. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from securities sold short and the net sales of repurchase agreements are reported in continuing investing activities. Triarc Companies, Inc. (the "Company") has notified the investment manager for the Opportunities Fund of its intent to withdraw its entire investment in this fund effective September 29, 2006. Assuming this withdrawal is consummated, the Company will no longer consolidate the cash flows of the Opportunities Fund subsequent to September 29, 2006.

























     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 2, 2006
                                  (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the three-month and six-month periods and its cash flows for the six-month periods, set forth in the following paragraph. The results of operations for the three-month and six-month periods ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company owns a 63.6% capital interest, Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), in which the Company owns an aggregate 73.7% capital interest, and DM Fund, LLC (the "DM Fund") which commenced on March 1, 2005 and in which the Company owns a 79.7% capital interest, report on a calendar year ending on December 31. The Company's first half of fiscal 2005 commenced on January 3, 2005 and ended on July 3, 2005, with its second quarter commencing on April 4, 2005. The Company's first half of fiscal 2006 commenced on January 2, 2006 and ended on July 2, 2006, with its second quarter commencing on April 3, 2006. However, Deerfield, the Opportunities Fund and the DM Fund are included on a calendar-period basis. The periods from April 4, 2005 to July 3, 2005 and January 3, 2005 to July 3, 2005 are referred to herein as the three-month and six-month periods ended July 3, 2005, respectively. The periods from April 3, 2006 to July 2, 2006 and January 2, 2006 to July 2, 2006 are referred to herein as the three-month and six-month periods ended July 2, 2006, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. The effect of including Deerfield, the Opportunities Fund and the DM Fund in the Financial Statements on a calendar-period basis, instead of the Company's fiscal-period basis, was not material to the Company's consolidated financial position or results of operations. All references to quarters, six-month periods, halves, quarter-end(s) and six-month period end(s) herein relate to fiscal periods rather than calendar periods, except with respect to Deerfield, the Opportunities Fund and the DM Fund.

     The Company's consolidated financial statements include the accounts of Triarc and its subsidiaries, including the Opportunities Fund and the DM Fund. The Company has notified the investment manager for the Opportunities Fund and the DM Fund of its intent to withdraw its entire investment in each of these funds effective September 29, 2006. Accordingly, assuming these withdrawals are consummated, the Company will no longer consolidate the accounts of the Opportunities Fund or DM Fund subsequent to September 29, 2006.

     Certain amounts included in the accompanying prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)  Business Acquisitions

RTM Restaurant Group and Indiana Restaurants Acquisitions

     On July 25, 2005, the Company completed the acquisition (the "RTM Acquisition") of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group ("RTM"), as disclosed in more detail in Note 3 to the Company's consolidated financial statements contained in the Form 10-K. The purchase price for RTM remains subject to a post-closing purchase price adjustment. RTM was the largest franchisee of Arby's restaurants with 775 Arby's in 22 states as of the date of acquisition.

     The allocation of the purchase price of RTM, which remains subject to the resolution of a purchase price adjustment, if any, to the assets acquired and the liabilities assumed at the date of the RTM Acquisition was finalized during the three-month period ended July 2, 2006 and is summarized as follows (in thousands):

      Current assets..........................................................................$     41,732
      Properties..............................................................................     312,429
      Goodwill................................................................................     412,083
      Other intangible assets.................................................................      44,443
      Deferred costs and other assets.........................................................       5,500
      Note receivable from non-executive officer of a subsidiary of the Company reported
        as a reduction of stockholders' equity prior to its settlement........................         519
                                                                                              ------------
            Total assets acquired.............................................................     816,706
                                                                                              ------------
      Current liabilities, including current portion of long-term debt of $52,357.............     139,138
      Long-term debt..........................................................................     248,924
      Deferred income taxes...................................................................      37,680
      Other liabilities.......................................................................      39,314
                                                                                              ------------
            Total liabilities assumed.........................................................     465,056
                                                                                              ------------
                  Net assets acquired.........................................................$    351,650
                                                                                              ============

     A reconciliation of the change in goodwill from the preliminary allocation of the purchase price of RTM to the consolidated financial statements in the Form 10-K to the allocation set forth in the preceding table is summarized as follows (in thousands):

      Goodwill related to the RTM Acquisition in estimated preliminary allocation of
         purchase price at January 1, 2006....................................................$    397,814
      Adjustments to estimated cost of RTM from a decrease in estimated expenses..............         (44)
      Changes to fair values of assets acquired and liabilities assumed, principally as a result of revisions to a preliminary estimated appraisal:
             Decrease in current assets.......................................................         316
             Decrease in properties...........................................................       2,398
             Increase in other intangible assets..............................................        (823)
             Increase in deferred costs and other assets......................................          (4)
             Decrease in current liabilities..................................................      (1,348)
             Increase in long-term debt.......................................................       4,454
             Decrease in deferred income taxes................................................      (2,193)
             Increase in other liabilities....................................................      11,513
                                                                                              ------------
                Goodwill related to the RTM Acquisition in final allocation of purchase
                   price at July 2, 2006......................................................$    412,083
                                                                                              ============

     On December 22, 2005, the Company completed the acquisition of the operating assets, net of liabilities assumed, of 15 restaurants (the "Indiana Restaurants") in the Indianapolis and South Bend, Indiana markets from entities controlled by a franchisee (the "Indiana Restaurant Acquisition").

     The results of operations and cash flows of RTM and the Indiana Restaurants have been included in the accompanying consolidated statements of operations and cash flows from their respective acquisition dates and, as such, are included for the three-month and six-month periods ended July 2, 2006, but are not included in the three-month and six-month periods ended July 3, 2005.

     The following  supplemental pro forma  consolidated  summary operating data
(the "As Adjusted Data") of the Company for the three-month and six-month periods ended July 3, 2005 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the RTM Acquisition and the Indiana Restaurant Acquisition as if they had been consummated as of January 3, 2005 (in thousands except per share amounts):

                                                                   Three Months Ended             Six Months Ended
                                                                     July 3, 2005                   July 3, 2005
                                                              ---------------------------    ----------------------------
                                                              As Reported     As Adjusted    As Reported      As Adjusted
                                                              -----------     -----------    -----------      -----------

      Revenues................................................$    93,723     $  289,115     $   181,420     $   560,218
      Operating profit........................................      2,729         14,557           3,165          24,125
      Income (loss) from continuing operations................        (52)         1,871           2,627           6,388
      Net income..............................................        419          2,342           3,098           6,859
      Basic and diluted income per share of Class A
        common stock:
          Continuing operations...............................         --            .02             .04             .07
          Net income..........................................        .01            .03             .05             .08
      Basic income per share of Class B common stock
          Continuing operations...............................         --            .02             .04             .09
          Net income..........................................        .01            .03             .05             .10
      Diluted income per share of Class B common stock:
          Continuing operations...............................         --            .02             .04             .08
          Net income..........................................        .01            .03             .05             .09

     This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the RTM Acquisition and the Indiana Restaurant Acquisition actually been consummated as of January 3, 2005 or of the Company's future results of operations.

Other Restaurant Acquisitions

     During the six months ended July 2, 2006, the Company completed the acquisitions of the operating assets, net of liabilities assumed, of ten restaurants in two separate transactions. The total estimated consideration for the acquisitions was $4,297,000 consisting of (1) $2,428,000 of cash (including $34,000 for post-closing adjustments), (2) the assumption of $1,808,000 of debt and (3) $61,000 of related estimated expenses. The total consideration for the acquisitions represents $658,000 for the settlement loss from unfavorable franchise rights and $3,639,000 for the aggregate purchase prices. Due to the relative insignificance of these acquisitions during the first half of 2006, disclosures of pro forma results of operations and purchase price allocations have not been presented.

(3)  Share-Based Compensation

     The Company maintains several equity plans (the "Equity Plans") which collectively provide or provided for the grant of stock options, tandem stock appreciation rights, restricted shares of the Company's common stock and restricted share units based on the Company's common stock to certain officers, other key employees, non-employee directors and consultants and shares of the Company's common stock granted in lieu of annual retainer or meeting attendance fees to non-employee directors. In addition to stock options granted under the Equity Plans, the Company also granted stock options to replace those held by certain employees of RTM in July 2005 (the "Replacement Options"). The Company has also granted certain other equity instruments to key employees as described below.

     The Company's outstanding nonvested stock options have maximum contractual terms of ten years, principally vest ratably over three years and, except for the Replacement Options, were granted at exercise prices equal to the market price of the Company's common stock on the date of grant. The Replacement Options were issued at exercise prices both below and above the market price of the Company's common stock on the date of issuance in accordance with the terms of the RTM Acquisition agreement. The Company's outstanding stock options are exercisable for either (1) a package (the "Package Options") of one share of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") and two shares of the Company's class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares"), (2) one share of Class A Common Stock (the "Class A Options") or (3) one share of Class B Common Stock (the "Class B Options"). The Company's outstanding restricted shares under the Equity Plans consist of contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the "Restricted Shares") which vest ratably over three years or, to the extent not previously vested, on March 14, 2010 only if the Company's Class B Common Stock meets certain market price targets as of each respective vesting date. The Company has no outstanding tandem stock appreciation rights or restricted share units. The equity instruments (the "Equity Interests") granted to certain key employees consist of (1) certain minority interests in any profits of Deerfield commencing with their grant on August 20, 2004, which required no payment by the employees and vest either (a) ratably in each of twelve-month periods ended August 20, 2007, 2008 and 2009 or (b) 100% on August 20, 2007 and (2) Equity Interests in two subsidiaries which hold the Company's respective interests in Deerfield and Jurlique International Pty Ltd., an Australian cost method investee, each of which consist of a capital portion reflecting the subscription price paid by each employee which is not subject to vesting and a profits interest portion commencing with their grant on November 10, 2005 which vests ratably over a three-year period commencing retroactively as of February 15, 2005.

     Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use retrospective application. Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123 except as adjusted for estimated forfeitures, is included in the Company's results of operations commencing January 2, 2006, and prior periods are not restated. As required under SFAS 123(R), the Company has reversed the "Unearned compensation" component of "Stockholders' equity" with an equal offsetting reduction of "Additional paid-in capital" as of January 2, 2006 and is now increasing "Additional paid-in capital" for share-based compensation costs recognized during the period. Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, determined based on historical experience, rather than as the forfeitures occur as presented under the previous pro forma disclosure provisions of SFAS 123 subsequently set forth in this footnote. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the "Black-Scholes Model") for purposes of determining the fair value of stock options granted commencing January 2, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

     Total share-based compensation expense and related income tax benefit and minority interests recognized in the Company's condensed consolidated statements of operations were as follows (in thousands):

                                                                        Three Months Ended          Six Months Ended
                                                                        ------------------          ----------------
                                                                        July 3,     July 2,         July 3,    July 2,
                                                                         2005        2006            2005       2006
                                                                         ----        ----            ----       ----

      Share-based compensation expense recognized in "General
        and administrative, excluding depreciation and
        amortization" expenses........................................$  2,280      $  3,659     $  2,677     $  7,508
      Income tax benefit..............................................    (765)       (1,059)        (852)      (1,970)
      Minority interests..............................................     (60)          (63)        (119)        (125)
                                                                      --------      --------     --------     --------
        Share-based compensation expense, net of related income
          taxes and minority interests................................$  1,455      $  2,537     $  1,706     $  5,413
                                                                      ========      ========     ========     ========

     A summary of the effect of adopting SFAS 123(R) on selected reported items for the three and six-month periods ended July 2, 2006 and the amounts those items would have been under the intrinsic value method previously used by the Company and the differences is as follows (in thousands except per share amounts):

                                        Three Months Ended July 2, 2006              Six Months Ended July 2, 2006
                                     ---------------------------------------     --------------------------------------
                                                      Under                                        Under
                                                    Intrinsic                                   Intrinsic
                                     As Reported  Value Method    Difference     As Reported   Value Method   Difference
                                     -----------  ------------    ----------     -----------   ------------   ----------
      Income (loss) from continuing
        operations before income
        taxes and minority interests..$    8,232   $   10,496     $  2,264       $  (7,349)     $   (6,446)   $     903
      Net income (loss)...............$    3,092   $    4,476     $  1,384       $  (9,813)     $   (9,305)   $     508
      Basic net income (loss) per
        share:
        Class A Common Stock..........$      .03   $      .05     $    .02       $    (.12)     $     (.11)   $     .01
        Class B Common Stock..........$      .04   $      .05     $    .01       $    (.12)     $     (.11)   $     .01
      Diluted net income (loss) per
        share of Class A Common
        Stock and Class B Common
        Stock.........................$      .03   $      .05     $    .02       $    (.12)     $     (.11)   $     .01

      Net cash used in continuing
        operating activities..........                                           $(521,970)     $ (520,563)   $   1,407
      Net cash used in continuing
        financing activities..........                                           $ (63,051)     $  (64,458)   $  (1,407)

     As  of  July  2,  2006,   there  was  $13,627,000  of  total   unrecognized
compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.4 years.

     A summary of the Company's outstanding stock options as of and for the six-month period ended July 2, 2006 is as follows:

                                                                                    Weighted
                                                                   Weighted          Average             Aggregate
                                                                    Average         Remaining            Intrinsic
                                                                   Exercise        Contractual           Value (a)
                                                     Options         Price       Term (In Years)      (In Thousands)
                                                     -------         -----       --------------       -------------
      Package Options
      ---------------
      Outstanding at January 2, 2006...............  2,548,703     $  23.39
      Exercised ...................................    (92,668)    $  24.51                               $   2,184
                                                   -----------                                            =========
      Outstanding at July 2, 2006..................  2,456,035     $  23.35            4.3                $  59,531
                                                   ===========                                            =========

      Exercisable at July 2, 2006..................  2,456,035     $  23.35            4.3                $  59,531
                                                   ===========                                            =========


      Class A Options
      ---------------
      Outstanding at January 2, 2006...............  1,299,943     $  16.55
      Granted .....................................     32,000     $  17.21
                                                   -----------
      Outstanding at July 2, 2006..................  1,331,943     $  16.56            3.5                $     265
                                                   ===========                                            =========

      Exercisable at July 2, 2006..................  1,270,943     $  16.56            3.2                $     253
                                                   ===========                                            =========


      Class B Options
      ---------------
      Outstanding at January 2, 2006...............  9,387,617     $  13.96
      Granted .....................................  1,496,100     $  16.56
      Exercised ...................................   (304,696)    $  11.84                               $   1,253
                                                                                                          =========
      Forfeited....................................   (142,967)    $  13.58
                                                   -----------
      Outstanding at July 2, 2006.................. 10,436,054     $  14.40            7.4                $  13,828
                                                   ===========                                            =========

      Exercisable at July 2, 2006..................  8,150,846     $  14.33            6.9                $  10,678
                                                   ===========                                            =========

(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at July 2, 2006 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options which, for outstanding options, represents only those expected to vest.

     The weighted-average grant date fair values of the Class A Options and Class B Options granted during the six-month period ended July 2, 2006, at exercise prices equal to the market price of the stock on the grant dates, were $4.78 and $4.90, respectively, calculated under the Black-Scholes Model with the weighted-average assumptions set forth as follows:

                                                                                                Class A          Class B
                                                                                                Options          Options
                                                                                                -------          -------

      Risk-free interest rate.................................................................   5.04%            4.96%
      Expected option life in years...........................................................    8.4              7.4
      Expected volatility.....................................................................   20.7%            27.4%
      Expected dividend yield.................................................................   2.08%            2.44%

     The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield approximating the expected option life of stock options granted during the period. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding based on the Company's historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of the Company's Class A Common Stock and Class B Common Stock for Class A Options and Class B Options, respectively, granted during the period. The expected dividend yield represents the Company's annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

     A summary of the Company's nonvested Restricted Shares as of and for the six-month period ended July 2, 2006 is as follows:

                                                          Class A Common Stock                 Class B Common Stock
                                                      -------------------------              ------------------------
                                                                     Grant Date                            Grant Date
                                                       Shares        Fair Value               Shares       Fair Value
                                                       ------        ----------               ------       ----------
      Nonvested at January 2, 2006..................   149,155        $  15.59                729,920       $   14.75
      Vested .......................................   (49,718)       $  15.59               (243,305)      $   14.75
                                                    ----------                               --------
      Nonvested at July 2, 2006.....................    99,437        $  15.59                486,615       $   14.75
                                                    ==========                               ========

     The total fair value of Restricted Shares and Equity Interests which vested during the six-month period ended July 2, 2006 was $4,936,000 and $3,633,000, respectively, as of the respective vesting dates.

     The accompanying condensed consolidated statements of operations for the three and six-month periods ended July 3, 2005 were not restated since the Company elected not to use retrospective application under SFAS 123(R). A summary of the effect on net income and net income per share for the three and six months ended July 3, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model), Restricted Shares and Equity Interests is as follows (in thousands except per share data):


                                                                                               Three Months    Six Months
                                                                                                  Ended           Ended
                                                                                                  July 3,        July 3,
                                                                                                   2005           2005
                                                                                                   ----           ----


      Net income, as reported..................................................................$     419      $  3,098
      Reversal of share-based compensation expense determined under the intrinsic value method included in reported net income,
        net of related income taxes and minority interests.....................................    1,455         1,706
      Recognition of share-based compensation expense determined under
        the fair value method, net of related income taxes and minority interests..............   (3,755)       (5,727)
                                                                                               ---------      --------
      Net loss, as adjusted....................................................................$  (1,881)     $   (923)
                                                                                               =========      ========

      Basic and diluted net income (loss) per share of Class A Common Stock and
        Class B Common Stock:
           As reported.........................................................................$    .01       $    .05
           As adjusted.........................................................................    (.03)          (.01)

     During the six-month period ended July 3, 2005, the Company granted 28,000 Class A Options and 4,529,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted-average grant date fair values of each of these stock options were $3.05 and $3.98, respectively, calculated under the Black-Scholes Model with the weighted average assumptions set forth as follows:

                                                                                              Class A            Class B
                                                                                              Options            Options
                                                                                              -------            -------

      Risk-free interest rate...............................................................   3.86%              3.86%
      Expected option life in years.........................................................     7                  7
      Expected volatility...................................................................   17.7%              28.1%
      Expected dividend yield...............................................................   2.23%              2.63%

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

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):


                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                   July 3,        July 2,        July 3,        July 2,
                                                                    2005           2006           2005           2006
                                                                    ----           ----           ----           ----

      Net income (loss) ........................................$     419       $  3,092       $   3,098    $   (9,813)
      Net change in unrealized gains and losses on available-
        for-sale securities (see below).........................   (1,200)           871          (1,875)        2,781
      Net change in unrealized gains and losses on cash flow
        hedges (see below)......................................     (387)         1,149              27         2,973
      Net change in currency translation adjustment.............       (6)           (39)             13            10
                                                                ---------       --------       ---------    ----------
           Comprehensive income (loss)..........................$  (1,174)      $  5,073       $   1,263    $   (4,049)
                                                                =========       ========       =========    ==========

     The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                  July 3,        July 2,         July 3,       July 2,
                                                                    2005          2006            2005          2006
                                                                    ----          ----            ----          ----

      Unrealized holding gains (losses) arising during the
        period.................................................$     (960)    $    3,178       $      62     $   6,689
      Reclassifications of prior period unrealized holding
        (gains) losses into net income or loss..................   (2,075)          (547)         (2,709)           67
      Equity in change in unrealized holding gains (losses)
        arising during the period...............................    1,108         (1,338)           (255)       (2,499)
                                                                ---------       ---------      ---------    ----------
                                                                   (1,927)         1,293          (2,902)        4,257
      Income tax benefit (provision)............................      655           (492)          1,032        (1,570)
      Minority interests in (increase) decrease in unrealized
        holding gains of a consolidated subsidiary..............       72             70              (5)           94
                                                                ---------       --------       ---------    ----------
                                                                $  (1,200)      $    871       $  (1,875)   $    2,781
                                                                =========       ========       =========    ==========

     The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income
(loss) (in thousands):

                                                                    Three Months Ended              Six Months Ended
                                                                -------------------------       -----------------------
                                                                   July 3,        July 2,        July 3,        July 2,
                                                                    2005           2006           2005           2006
                                                                    ----           ----           ----            ----

      Unrealized holding gains arising during the period........$      --       $  1,471       $      --    $    3,495
      Reclassifications of prior period unrealized holding
        gains into net income or loss...........................       --           (316)             --          (404)
      Equity in change in unrealized holding gains (losses)
        arising during the period...............................     (606)           727              42         1,695
                                                                ---------       --------       ---------    ----------
                                                                     (606)         1,882              42         4,786
      Income tax benefit (provision)............................      219           (733)            (15)       (1,813)
                                                                ---------       --------       ---------    ----------
                                                                $    (387)      $  1,149       $      27    $    2,973
                                                                =========       ========       =========    ==========

(5) Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. Net income for the three-month and six-month periods ended July 3, 2005 and the three-month period ended July 2, 2006 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. The net loss for the six-month period ended July 2, 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. The weighted average number of shares for the three-month and six-month periods ended July 3, 2005 includes the weighted average effect of the shares that were held in two deferred compensation trusts, which were released in December 2005 and which prior thereto were not reported as outstanding shares in the Company's balance sheets.

     Diluted income (loss) per share for the three-month period ended July 3, 2005 and the six-month period ended July 2, 2006 was the same as basic income
(loss) per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive. Diluted income per share for the six-month period ended July 3, 2005 and the three-month period ended July 2, 2006 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of
(1) dilutive stock options, computed using the treasury stock method, and (2) contingently issuable performance-based Restricted Shares of Class A and Class B Common Stock that would have been issuable based on the market prices of the Company's Class B Common Stock as of July 3, 2005 and July 2, 2006, respectively, both as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's 5% convertible notes due 2023 (the "Convertible Notes") which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income per share.

     In February 2006, $165,776,000 of the Convertible Notes were effectively converted into 4,144,000 and 8,289,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and, in May and June 2006, an additional $1,604,000 of the Convertible Notes were converted, for which 25,000 and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, were issued as of July 2, 2006 and 15,000 and 30,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, were issued subsequent to July 2, 2006, as disclosed in Note 7. The weighted average effect of these shares is included in the basic income (loss) per share calculations for the three-month and six-month periods ended July 2, 2006 from the dates of their issuance.

     The only Company securities as of July 2, 2006 that could dilute basic income per share for periods subsequent to July 2, 2006 are (1) outstanding stock options which can be exercised into 3,788,000 and 15,348,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, (2) 99,000 and 487,000 contingently issuable Restricted Shares of Class A Common Stock and Class B Common Stock, respectively, (3) $7,620,000 of Convertible Notes which are convertible into 191,000 and 381,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (4) the 15,000 and 30,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, issued subsequent to July 2, 2006 disclosed above.

     Income (loss) per share has been computed by allocating the net income or loss as follows (in thousands):

                                                                    Three Months Ended              Six Months Ended
                                                                -------------------------       -----------------------
                                                                   July 3,        July 2,       July 3,         July 2,
                                                                    2005           2006          2005            2006
                                                                    ----           ----          ----            ----

      Class A Common Stock:
          Continuing operations.................................$     (17)      $     934      $    865       $  (3,096)
          Discontinued operations...............................      155              --           155              --
                                                                ---------       ---------      --------       ---------
          Net income (loss).....................................$     138       $     934      $  1,020       $  (3,096)
                                                                =========       =========      ========       =========

      Class B Common Stock:
          Continuing operations.................................$     (35)      $   2,158      $  1,762       $  (6,717)
          Discontinued operations...............................      316              --           316              --
                                                                ---------       ---------      --------       ---------
          Net income (loss).....................................$     281       $   2,158      $  2,078       $  (6,717)
                                                                =========       =========      ========       =========

      The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                   July 3,        July 2,       July 3,         July 2,
                                                                    2005           2006          2005            2006
                                                                    ----           ----          ----            ----

      Class A Common Stock:
        Weighted average shares
             Outstanding........................................   22,054          27,622         22,034        26,795
             Held in deferred compensation trusts...............    1,695              --          1,695            --
                                                                ---------       ---------      ---------      --------
        Basic shares............................................   23,749          27,622         23,729        26,795
             Dilutive effect of stock options...................       --             867          1,103            --
             Contingently issuable Restricted Shares............       --              94             81            --
                                                                ---------       ---------      ---------      --------
        Diluted shares..........................................   23,749          28,583         24,913        26,795
                                                                =========       =========      =========      ========

      Class B Common Stock:
        Weighted average shares
             Outstanding........................................   38,531          59,939         38,492        58,141
             Held in deferred compensation trusts...............    3,390              --          3,390            --
                                                                ---------       ---------      ---------      --------
        Basic shares............................................   41,921          59,939         41,882        58,141
             Dilutive effect of stock options...................       --           2,418          2,378            --
             Contingently issuable Restricted Shares............       --             459            396            --
                                                                ---------       ---------      ---------      --------
        Diluted shares..........................................   41,921          62,816         44,656        58,141
                                                                =========       =========      =========      ========

(6) Facilities Relocation and Corporate Restructuring

     As described in more detail in Note 17 to the financial statements contained in the Form 10-K, the Company recognized facilities relocation and corporate restructuring charges during the second half of fiscal 2005 consisting of charges related to the Company's restaurant business segment of $11,961,000 and to general corporate charges of $1,547,000. During the six-month period ended July 2, 2006, the Company's restaurant business segment recognized $578,000 of additional net charges related to combining our existing restaurant operations with those of RTM following the RTM acquisition and relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. The Company's general corporate segment recognized an additional $1,000,000 associated with the Company's decision in December 2005 not to relocate Triarc's corporate offices from New York City to a recently leased office facility in Rye Brook, New York. This charge represents an adjustment for the estimated costs from increasing the estimated marketing time to sublease the space from the Company's previous estimate based on the sublease status as of July 2, 2006. The components of facilities relocation and corporate restructuring charges during the six-month period ended July 2, 2006 and an analysis of activity in the facilities relocation and corporate restructuring accruals during the six-month period ended July 2, 2006 is as follows (in thousands):

                                                                                                    Total Expected
                                              Balance                                    Balance         and
                                            January 1,    Provisions                      July 2,      Incurred
                                               2006      (Reductions)     Payments         2006         to Date
                                               ----      ------------     --------         ----         -------
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive
        compensation...................... $    3,812     $     730     $   (2,874)    $    1,668  $     5,264
      Employee relocation costs...........      1,544          (146) (a)      (610)           788        4,234
      Office relocation costs.............        260           (33) (a)      (114)           113        1,521
      Lease termination costs.............        774            27           (258)           543          801
                                           ----------     ---------     ----------     ----------  -----------
                                                6,390           578         (3,856)         3,112       11,820
                                           ----------     ---------     ----------     ----------  -----------
   Non-cash charges:
      Compensation expense from
        modified stock awards.............         --            --             --             --          612
      Loss on fixed assets................         --            --             --             --          107
                                           ----------     ---------     ----------     ----------  -----------
                                                   --            --             --             --          719
                                           ----------     ---------     ----------     ----------  -----------
         Total restaurant business
           segment........................      6,390           578         (3,856)         3,112       12,539
General Corporate:
   Cash obligations:
      Duplicative rent....................      1,535         1,000           (754)         1,781        2,547
                                           ----------     ---------     ----------     ----------  -----------
                                          $     7,925     $   1,578     $   (4,610)    $    4,893  $    15,086
                                          ===========     =========     ==========     ==========  ===========

------------------
(a) Reflects change in estimate of total cost to be incurred.

(7) Loss on Early Extinguishment of Debt

     The Company recorded losses on early extinguishment of debt aggregating $933,000 and $13,477,000 in the three-month and six-month periods ended July 2, 2006, respectively, consisting of (1) $34,000 and $12,578,000, respectively, related to conversions of the Company's Convertible Notes and (2) in the three-month period ended July 2, 2006, $899,000 related to a prepayment of term loans (the "Term Loans") under the Company's senior secured term loan facility.

     In February 2006, an aggregate of $165,776,000 principal amount of the Company's Convertible Notes were effectively converted into an aggregate of 4,144,000 Class A Common Shares and 8,289,000 Class B Common Shares. In order to induce such effective conversion, the Company paid negotiated premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company's Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In addition, the Company issued an additional 46,000 Class B Common Shares to those noteholders who agreed to receive such shares in lieu of a cash payment for accrued and unpaid interest. In May and June 2006, an additional $1,604,000 principal amount of Convertible Notes were converted, for which 25,000 Class A Common Shares and 50,000 Class B Common Shares were issued prior to July 2, 2006 and 15,000 Class A Common Shares and 30,000 Class B Common Shares were issued subsequent to July 2, 2006. In connection with the conversions of the Convertible Notes, the Company recorded a loss on early extinguishment of debt of $12,578,000 in the six-month period ended July 2, 2006, including $34,000 in the three-month period ended July 2, 2006, consisting of the premiums aggregating $8,694,000 and the write-off of $3,884,000 of related unamortized deferred financing costs, including $34,000 in the three-month period ended July 2, 2006.

     In June 2006, the Company prepaid $45,000,000 principal amount of the Term Loans. In connection with this prepayment, the Company recorded a loss on early extinguishment of debt of $899,000 in the three-month period ended July 2, 2006 representing the write-off of related unamortized deferred financing costs.

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

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                    January 1,             July 2,
                                                                                       2006                 2006
                                                                                       ----                 ----
      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$     9,400          $     9,395
      Liabilities relating to the SEPSCO and Propane Discontinued Operations.......      1,049                1,019
                                                                                   -----------          -----------
                                                                                   $    10,449          $    10,414
                                                                                   ===========          ===========

     The Company expects that the liquidation of these remaining current liabilities associated with all of these discontinued operations as of July 2, 2006 will not have any material adverse impact on its consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

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

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                    Three Months Ended              Six Months Ended
                                                                -------------------------       -----------------------
                                                                   July 3,        July 2,       July 3,         July 2,
                                                                    2005           2006          2005            2006
                                                                    ----           ----          ----            ----


      Service cost (consisting entirely of plan administrative
        expenses)...............................................$       23      $      23      $     47      $      47
      Interest cost.............................................        59             55           118            109
      Expected return on the plans' assets......................       (70)           (65)         (140)          (131)
      Amortization of unrecognized net loss.....................        13             12            25             24
                                                                ----------      ---------      --------      ---------
              Net periodic pension cost.........................$       25      $      25      $     50      $      49
                                                                ==========      =========      ========      =========



(10) Transactions with Related Parties

     Prior to 2005 the Company provided aggregate incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $662,000 and $1,147,000 was recognized in the six-month periods ended July 3, 2005 and July 2, 2006, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $(96,000) and $141,000 in the six-month periods ended July 3, 2005 and July 2, 2006, respectively. The net investment loss during the six-month period ended July 3, 2005 consisted of investment management fees of $153,000, less interest income of $57,000. The net investment income during the six-month period ended July 2, 2006 consisted of interest income of $158,000 and a $1,000 adjustment to the realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts, less investment management fees of $18,000. Interest income, investment management fees and the adjustment to the realized gain are included in "Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. As of July 2, 2006, the obligation to the Executives related to the Deferred Compensation Trusts was $35,106,000 reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet. As of July 2, 2006, the assets in the Deferred Compensation Trusts consisted of $23,159,000 included in "Investments," which does not reflect the net unrealized increase in the fair value of the investments and $4,325,000 included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     As disclosed in the Form 10-K, on November 1, 2005, the Executives and the Company's Vice Chairman (collectively, the "Principals") started a series of equity investment funds that are separate and distinct from the Company and that are being managed by the Principals and other senior officers of the Company (the "Employees") through a management company (the "Management Company") formed by the Principals. The Principals and the Employees continue to serve as officers of, and receive their compensation from, the Company. The Company is making available the services of the Principals and the Employees, as well as certain support services, to the Management Company. The length of time that these services will be provided has not yet been determined. The Company is being reimbursed by the Management Company for the allocable cost of these services. Such allocated costs for the three-month and six-month periods ended July 2, 2006 amounted to $1,068,000 and $1,768,000, respectively, and have been recognized as reductions of "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. Amounts due from the Management Company to the Company amounted to $775,000 and $942,000 as of January 1, 2006 and July 2, 2006, respectively, and are included in "Accounts and notes receivable" in the accompanying consolidated balance sheets. A special committee comprised of independent members of the Company's board of directors has reviewed and considered these arrangements.

     In March 2006, the Company sold nine of its restaurants to a former officer of its restaurant segment for a cash sale price of $3,400,000, which resulted in a pretax gain of $608,000 recognized as a reduction of "Depreciation and amortization, excluding amortization of deferred financing costs," net of the write-off of, among other assets and liabilities, allocated goodwill of $2,091,000. The Company believes that such sale price represented the then fair value of the nine restaurants.

     The Company had a note receivable of $519,000 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition. The principal amount of the note was reported as the "Note receivable from non-executive officer" component of "Stockholders' equity" in the Company's consolidated balance sheet as of January 1, 2006. The note, along with $41,000 of accrued interest, was repaid by the officer during the three months ended July 2, 2006. The Company recorded $21,000 of interest income on this note during the six months ended July 2, 2006.

     As disclosed in the Form 10-K, as of January 1, 2006 the Company had reflected $5,099,000 in "Accounts payable" for costs incurred by the RTM selling stockholders in connection with the RTM Acquisition which the Company is obligated to reimburse to them under the terms of the related agreement. As of July 2, 2006, such amount included in "Accounts payable" is $9,136,000, reflecting an increase of $4,037,000 representing a Federal income tax refund received during the three months ended July 2, 2006 which the Company is obligated to pay to the RTM selling shareholders under the terms of the related agreement.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 27 to the consolidated financial statements contained in the Form 10-K.

(11) Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review. In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams and Adams has sought clarification from, and continues to expect to have additional conversations with, the FDEP in order to attempt to resolve this matter. Based on provisions made prior to 2005 of $1,667,000 for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $256,000 of legal fees and expenses. In March 2006, the court awarded the plaintiffs $75,000 in fees and expenses, but in April 2006 the defendants appealed. In June 2006, the parties entered into an agreement pursuant to which, among other things, the Company paid $76,000 for the fees and expenses, plus interest, and the defendants withdrew their appeal.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $700,000 as of July 2, 2006. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

(12) Business Segments

     The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management ("Asset Management"). Restaurants include RTM effective with the RTM Acquisition on July 25, 2005. The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit, interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash equivalents, short-term investments, investment settlements receivables, non-current investments and properties.

     The following is a summary of the Company's segment information (in thousands):

                                                                  Three Months Ended             Six Months Ended
                                                              --------------------------     -------------------------
                                                                July 3,          July 2,        July 3,        July 2,
                                                                 2005             2006           2005           2006
                                                                 ----             ----           ----           ----
      Revenues:
          Restaurants.........................................$    81,936    $   292,001     $   156,705   $   569,348
          Asset Management....................................     11,787         15,828          24,715        30,624
                                                              -----------    -----------     -----------   -----------
               Consolidated revenues..........................$    93,723    $   307,829     $   181,420   $   599,972
                                                              ===========    ===========     ===========   ===========
      EBITDA:
          Restaurants.........................................$    22,432    $    39,025     $    39,495   $    68,865
          Asset Management....................................      1,645          3,096           5,568         5,204
          General corporate...................................    (15,807)       (14,454)        (30,831)      (33,625)
                                                              -----------    -----------     -----------   -----------
               Consolidated EBITDA............................      8,270         27,667          14,232        40,444
                                                              -----------    -----------     -----------   -----------
      Less Depreciation and Amortization:
          Restaurants.........................................      2,553         12,251           5,489        23,064
          Asset Management....................................      1,534          1,448           2,617         2,931
          General corporate...................................      1,454          1,052           2,961         2,137
                                                              -----------    -----------     -----------   -----------
               Consolidated Depreciation and Amortization.....      5,541         14,751          11,067        28,132
                                                              -----------    -----------     -----------   -----------
      Operating profit (loss):
          Restaurants.........................................     19,879         26,774          34,006        45,801
          Asset Management....................................        111          1,648           2,951         2,273
          General corporate...................................    (17,261)       (15,506)        (33,792)      (35,762)
                                                              -----------    -----------     -----------   -----------
               Consolidated operating profit..................      2,729         12,916           3,165        12,312
      Interest expense........................................    (12,484)       (38,246)        (22,737)      (65,622)
      Insurance expense related to long-term debt.............       (859)            --          (1,763)           --
      Loss on early extinguishment of debt....................         --           (933)             --       (13,477)
      Investment income, net..................................      7,576         30,796          16,676        51,746
      Gain on sale of unconsolidated businesses...............      3,056             --          12,664         2,256
      Other income, net.......................................      1,483          3,699           1,113         5,436
                                                              -----------    -----------     -----------   -----------
               Consolidated income (loss) from continuing
                  operations before income taxes and
                  minority interests..........................$     1,501    $     8,232     $     9,118   $    (7,349)
                                                              ===========    ===========     ===========   ===========


                                                                                             January 1,       July 2,
                                                                                                2006           2006
                                                                                                ----           ----
      Identifiable assets:
        Restaurants.........................................................................$ 1,044,199    $ 1,046,423
        Asset Management....................................................................    149,247        140,809
        General corporate...................................................................  1,616,043      4,487,019
                                                                                            -----------    -----------
               Consolidated total assets....................................................$ 2,809,489    $ 5,674,251
                                                                                            ===========    ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Item 7 of our 2005 Form 10-K describes the application of our critical accounting policies. There have been no significant changes as of July 2, 2006 pertaining to that topic. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

Introduction and Executive Overview

     We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and in the asset management business through Deerfield & Company LLC, which we refer to as Deerfield.

     On July 25, 2005 we completed the acquisition of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group, Arby's largest franchisee with 775 Arby's restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Commencing on July 26, 2005, our consolidated results of operations and cash flows include RTM's results of operations and cash flows but do not include royalties and franchise and related fees from RTM, which are now eliminated in consolidation. Accordingly, RTM's results of operations and cash flows are included in our consolidated results for the three-month and six-month periods ended July 2, 2006 but are not included in our consolidated results for the three-month and six-month periods ended July 3, 2005.

     In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 65% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the six months ended July 2, 2006. In our asset management business, we derive revenues in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust, which we refer to as the REIT, and we may expand the types of investments that we offer and manage.

     We derived investment income throughout the periods presented principally from the investment of our excess cash. In that regard, we have investments in
(1) a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and (2) DM Fund LLC, which we refer to as the DM Fund, both of which are managed by Deerfield and currently accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us (see below under "Consolidation of Opportunities Fund and DM Fund"). We also have an investment in the REIT. When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT. The Opportunities Fund principally invests in various fixed income securities and their derivatives, as opportunities arise, and employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase. We have notified the investment manager for the Opportunities Fund and the DM Fund of our intent to withdraw our entire investment in each of these funds effective September 29, 2006. Accordingly, assuming these withdrawals are consummated, we will no longer consolidate the accounts of the Opportunities Fund or DM Fund subsequent to September 29, 2006.

     Our goal is to enhance the value of our Company by increasing the revenues of the Arby's restaurant business and Deerfield's asset management business. We are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing operational initiatives targeted at service levels and convenience. We plan to grow Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management thereby increasing Deerfield's asset management fee revenues. As discussed below under "Liquidity and Capital Resources - Investments and Acquisitions," we continue to evaluate our options for the use of our significant cash and investment position, including repurchases of our common stock, investments and special cash dividends to our shareholders.

     However, we are continuing to explore the feasibility, as well as the risks and opportunities, of a corporate restructuring involving our asset management business and other non-restaurant net assets. See "Liquidity and Capital Resources - Potential Corporate Restructuring" for a detailed discussion of the potential corporate restructuring and certain potential impacts thereof on our results of operations and our liquidity and capital resources.

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

     o Increased price competition, as evidenced by value menu concepts, which offer comparatively lower prices on some menu items; combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items; the use of coupons and other price discounting and many recent product promotions focused on the lower prices of certain menu items;

     o Increased competition among quick service restaurant competitors and other retail food operators for available development sites, higher development costs associated with those sites and recent increases in the cost of borrowing alternatives in the lending markets typically used to finance new unit development;

     o Increased availability to consumers of new product choices, including additional healthy products focused on freshness driven by a greater consumer awareness of nutritional issues as well as new products that tend to include larger portion sizes and more ingredients, and a wider variety of snack products and non-carbonated beverages;

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

     In recent periods, our asset management business has experienced the following trends:

     o Growth in the hedge fund market as investors appear to be increasing their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities and other specific areas;

     o Increased demand for securities, partly due to an increase in the number of hedge funds, resulting in higher purchase prices of certain securities and, during periods of asset liquidation by those hedge funds, potentially lower sales prices, which can negatively impact our returns;

     o Short-term interest rates continue to increase while long-term interest rates have increased to a much lesser extent, representing a flatter yield curve, resulting in higher funding costs for our securities purchases, which can negatively impact our margins within our managed funds, potentially lowering our asset management fees and assets under management; and

     o Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund, which commenced on March 1, 2005, report on a calendar year ending on December 31. Our first half of fiscal 2005 commenced on January 3, 2005 and ended on July 3, 2005, with our second quarter commencing on April 4, 2005. Our first half of fiscal 2006 commenced on January 2, 2006 and ended on July 2, 2006, with our second quarter commencing on April 3, 2006. However, Deerfield, the Opportunities Fund and the DM Fund are included on a calendar-period basis. When we refer to the "three months ended July 3, 2005," or the "2005 second quarter," and the "six months ended July 3, 2005," or the "2005 first half," we mean the periods from April 4, 2005 to July 3, 2005 and January 3, 2005 to July 3, 2005, respectively. When we refer to the "three months ended July 2, 2006," or the "2006 second quarter," and the "six months ended July 2, 2006" or the "2006 first half" we mean the periods from April 3, 2006 to July 2, 2006 and January 2, 2006 to July 2, 2006, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. All references to years, halves and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount of the change (1) between the 2005 second quarter and the 2006 second quarter and (2) between the 2005 first half and the 2006 first half.

                                                              Three Months Ended                  Six Months Ended
                                                        ------------------------------      ------------------------------
                                                        July 3,      July 2,                July 3,    July 2,
                                                         2005         2006      Change       2005       2006        Change
                                                         ----         ----      ------       ----       ----        ------
                                                                                 (In Millions)
Revenues:
   Net sales..........................................$   55.0       $ 270.8     $ 215.8    $106.2      $ 529.7    $ 423.5
   Royalties and franchise and related fees...........    26.9          21.2        (5.7)     50.5         39.6      (10.9)
   Asset management and related fees..................    11.8          15.8         4.0      24.7         30.6        5.9
                                                      --------       -------     -------    ------      -------    -------
                                                          93.7         307.8       214.1     181.4        599.9      418.5
                                                      --------       -------     -------    ------      -------    -------
Costs and expenses:
   Cost of sales, excluding depreciation and
     amortization.....................................    41.0         194.3       153.3      80.2        386.9      306.7
   Cost of services, excluding depreciation and
     amortization.....................................     4.6           5.9         1.3       8.8         11.4        2.6
   Advertising and selling............................     4.4          19.9        15.5       9.0         40.0       31.0
   General and administrative, excluding depreciation
     and amortization.................................    35.4          58.6        23.2      69.2        118.9       49.7
   Depreciation and amortization, excluding
     amortization of deferred financing costs ........     5.6          14.7         9.1      11.0         28.1       17.1
   Facilities relocation and corporate restructuring..      --           0.8         0.8        --          1.6        1.6
   Loss on settlement of unfavorable franchise rights.      --           0.7         0.7        --          0.7        0.7
                                                      --------       -------     -------    ------      -------    -------
                                                          91.0         294.9       203.9     178.2        587.6      409.4
                                                      --------       -------     -------    ------      -------    -------
       Operating profit...............................     2.7          12.9        10.2       3.2         12.3        9.1
Interest expense .....................................   (12.5)        (38.2)      (25.7)    (22.7)       (65.6)     (42.9)
Insurance expense related to long-term debt...........    (0.9)           --         0.9      (1.8)          --        1.8
Loss on early extinguishment of debt..................      --          (0.9)       (0.9)       --        (13.4)     (13.4)
Investment income, net................................     7.6          30.8        23.2      16.7         51.7       35.0
Gain on sale of unconsolidated businesses.............     3.1            --        (3.1)     12.6          2.3      (10.3)
Other income, net.....................................     1.5           3.7         2.2       1.1          5.4        4.3
                                                      --------       -------     -------    ------      -------    -------
       Income (loss) from continuing operations
         before income taxes and minority interests...     1.5           8.3         6.8       9.1         (7.3)     (16.4)
Benefit from (provision for) income taxes.............    (0.5)         (2.6)       (2.1)     (3.0)         3.2        6.2
Minority interests in income of consolidated
   subsidiaries.......................................    (1.1)         (2.6)       (1.5)     (3.5)        (5.7)      (2.2)
                                                      --------       -------     --------   ------      -------    -------
       Income (loss) from continuing operations.......    (0.1)          3.1         3.2       2.6         (9.8)     (12.4)
Gain on disposal of discontinued operations...........     0.5            --        (0.5)      0.5           --       (0.5)
                                                      --------       -------     -------    ------      -------    -------
       Net income (loss)..............................$    0.4       $   3.1     $   2.7    $  3.1      $  (9.8)   $ (12.9)
                                                      ========       =======     =======    ======      =======    =======

Three Months Ended July 2, 2006 Compared with Three Months Ended July 3, 2005

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $215.8 million to $270.8 million for the three months ended July 2, 2006 from $55.0 million for the three months ended July 3, 2005, primarily reflecting the effect of the RTM Acquisition.

     In the 2006 second quarter, net sales of our Company-owned restaurants were positively impacted by the factors affecting same-store sales of our franchisees as noted below under "Royalties and Franchise and Related Fees." However, same-store sales of our Company-owned restaurants were relatively flat while the same-store sales of franchised restaurants grew 3%, primarily due to the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which continue to underperform the system. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods.

     Our net sales for the remainder of 2006 will be higher than the comparable period of 2005 as a result of the RTM Acquisition. We currently expect positive same-store sales growth for the remainder of 2006 of both Company-owned and franchised restaurants, despite the weak economy in Michigan and Ohio, driven by the anticipated performance of various initiatives such as (1) value oriented promotions primarily on some of our roast beef sandwiches and limited time menu offerings with discounted prices on certain premium and limited time menu items,
(2) planned additions of other new limited time menu items and (3) the continued sales of Arby's Chicken Naturals(TM), a line of menu offerings made with 100 percent all natural chicken launched in March 2006. We presently plan to open 30 new Company-owned restaurants during the remainder of 2006. We will evaluate whether to close any underperforming Company-owned restaurants and continually review the performance of each of those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 28 restaurants where the facilities leases either are scheduled for renewal or expire during the second half of 2006 and we currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $5.7 million to $21.2 million for the three months ended July 2, 2006 from $26.9 million for the three months ended July 3, 2005, reflecting $7.6 million of royalties and franchise and related fees from RTM recognized in the 2005 second quarter whereas royalties and related franchise fees from RTM are eliminated in consolidation subsequent to the RTM Acquisition. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees increased $1.9 million in the 2006 second quarter, reflecting (1) a $1.2 million net increase in royalties from the 83 restaurants opened since July 3, 2005, with generally higher than average sales volumes, and the 9 restaurants sold to a franchisee in the first quarter of 2006 replacing the royalties from the 48 generally underperforming restaurants closed since July 3, 2005, the elimination of royalties from 15 restaurants we acquired from a franchisee in December 2005 and the lesser royalties from the 10 restaurants acquired from franchisees during the second quarter of 2006, (2) a $0.5 million improvement in royalties due to a 3% increase in same-store sales of the franchised restaurants in the 2006 second quarter compared with the 2005 second quarter and (3) a $0.2 million increase in franchise and related fees. The increase in same-store sales of the franchised restaurants reflects (1) more effective and targeted local marketing campaigns, including increased couponing by our franchisees, (2) recent marketing initiatives, including new menu boards, and (3) the launch of Arby's Chicken Naturals(TM). Partially offsetting these positive factors was the effect of higher fuel prices on consumers' discretionary income which we believe had a negative impact on sales of our franchisees and of our Company-owned restaurants beginning in the second half of 2005.

     Our royalties and franchise and related fees may decrease in the third quarter of 2006 as compared with the third quarter of 2005 due to the elimination in consolidation of royalties and franchise and related fees from RTM which were $1.9 million in the third quarter of 2005 preceding the RTM Acquisition. In addition, we believe that the higher fuel prices will continue to temper sales performance. However, we expect positive same-store sales growth of existing franchised restaurants for the remainder of 2006 due to the anticipated performance of the various initiatives for the second half of 2006 described above under "Net Sales."

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $4.0 million, or 34%, to $15.8 million for the three months ended July 2, 2006 from $11.8 million for the three months ended July 3, 2005. This increase is principally attributed to
(1) a $1.5 million increase in management and incentive fees from the REIT reflecting the full period effect of a $363.5 million increase in assets under management for the REIT resulting from an initial public stock offering in June 2005, (2) new CDOs and Funds contributing $1.1 million in additional fees and
(3) an increase of $0.9 million in incentive fees earned on CDOs. Assets under management for the REIT were $763.8 million as of July 2, 2006, upon which we receive a 1.75% per annum management fee and a quarterly incentive fee if a specified rate of return is met.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $153.3 million to $194.3 million for the three months ended July 2, 2006, resulting in a gross margin of 28%, from $41.0 million for the three months ended July 3, 2005, resulting in a gross margin of 25%. This increase is entirely attributable to the restaurants acquired in the RTM Acquisition and 32 net restaurants added since the acquisition, which combined had a gross margin of 29%. The gross margin for these stores was significantly higher than that of the stores we owned prior to the RTM Acquisition principally due to RTM's relatively more effective operational efficiencies resulting from management and procedural advantages as well as higher average unit sales volumes which result in more favorable cost leverage. Cost of sales were relatively flat for the stores we owned prior to the RTM Acquisition, with a gross margin for these stores of 24% in the 2006 second quarter compared with 26% in the 2005 second quarter. We define gross margin as the difference between net sales and cost of sales divided by net sales. The decrease of 2% in gross margin of the stores we owned prior to the RTM Acquisition is primarily attributable to (1) increased labor costs as a result of an increase in restaurant managers, partially in anticipation of planned unit openings, increased staffing levels during peak periods and, to a lesser extent, increases in the minimum wage in several states and (2) increased utility costs as a result of higher gas and electric costs. These increases were partially offset by reduced food and paper costs as a result of improved monitoring of food variances and increased beverage rebates in the 2006 second quarter resulting from the new agreement for Pepsi beverage products.

     We expect our overall gross margin for the remainder of 2006 will continue to be favorably impacted as a result of the RTM Acquisition. We anticipate that the operational efficiency and gross margins of the stores we owned prior to the RTM Acquisition will improve over the next year as we continue to implement the more effective operating procedures of RTM in these stores.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $1.3 million, or 28%, to $5.9 million for the three months ended July 2, 2006 from $4.6 million for the three months ended July 3, 2005 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management.

     Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $15.5 million due to advertising expenses attributable to the stores acquired in the RTM Acquisition.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $23.2 million, reflecting a $24.2 million increase in general and administrative expenses of our restaurant segment principally relating to RTM. Such increase in our restaurant segment reflects (1) higher employee related costs, including recruiting, as a result of increased headcount due to the RTM Acquisition and the strengthening of its infrastructure, (2) severance and related charges of $4.0 million in connection with the replacement of three senior restaurant executives during our 2006 second quarter, (3) increased costs related to outside consultants that we utilized to assist with the integration of RTM and a related ongoing computer systems implementation,
(4) increased corporate office rent and related occupancy costs due to the relocation of the restaurant corporate office to a new facility and (5) increased employee share-based compensation resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which we refer to as SFAS 123(R), which we adopted effective January 2, 2006 (see discussion in following paragraph). Aside from the increase attributable to our restaurant segment, general and administrative expenses decreased $1.0 million primarily due to (1) a $1.1 million allocation of our expenses to a management company formed by our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, and our Vice Chairman, for the allocable cost of services provided by us to the management company in the 2006 second quarter and (2) a $0.4 million decrease in employee share-based compensation resulting from the adoption of SFAS 123(R), both partially offset by a $0.6 million increase in salaries resulting from additional personnel to support growth in our asset management business.


     As indicated above, effective January 2, 2006 we adopted SFAS 123(R), which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which we refer to as SFAS 123. As a result, we now measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, the method we previously used. We are using the modified prospective application method under SFAS 123(R) and have elected not to use retrospective application. Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123 except as adjusted for estimated forfeitures, is included in our results of operations commencing January 2, 2006, and prior periods are not restated. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R). Had we used the fair value alternative under SFAS 123 during the 2005 second quarter, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $3.6 million higher, or $2.3 million after taxes and minority interests, determined from the pro forma disclosure in Note 3 to our accompanying condensed consolidated financial statements. The adoption of SFAS 123(R) increased the amount of compensation expense we recognized in our 2006 second quarter from what we would have recognized under the intrinsic value method by $2.3 million, principally due to the differing accounting for stock options under the two methods. As of July 2, 2006, there was $13.6 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.4 years. The adoption of SFAS 123(R) may also materially affect our share-based compensation expense in future periods as a result of any share-based compensation grants subsequent to July 2, 2006.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $9.1 million due to depreciation and amortization of RTM.

Facilities Relocation and Corporate Restructuring

     Our facilities relocation and corporate restructuring charges of $0.8 million in the 2006 second quarter represent a $1.0 million increase associated with our decision not to move our corporate offices to a leased facility in Rye Brook, New York, representing an adjustment for the estimated costs from increasing the estimated marketing time to sublease the space, partially offset by $0.2 million of net reductions of previously recognized estimated charges for employee and office relocation costs in connection with combining our existing restaurant operations with those of RTM.

Loss on Settlement of Unfavorable Franchise Rights

     During the 2006 second quarter, we recognized a loss on settlement of unfavorable franchise rights of $0.7 million in connection with an acquisition of nine restaurants in April 2006. This loss was recognized in accordance with accounting principles generally accepted in the United States of America that require any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in this restaurant acquisition with royalty rates below the current 4% royalty rate that we receive on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for the business. The amount of the settlement loss represents the estimated amount of royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Interest Expense

     Interest expense increased $25.7 million reflecting (1) a $19.7 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the significant increase in the use of leverage in the Opportunities Fund, (2) a $5.2 million net increase in interest expense relating to our term loan borrowings, which we refer to as the Term Loans, in connection with the RTM Acquisition compared with the interest expense on the previous debt of our restaurant segment which we refinanced with a portion of the Term Loans at a lower interest rate in July 2005 and (3) $3.0 million of interest expense relating to sales-leaseback and capitalized lease obligations of RTM which were acquired but which were not refinanced and, to a much lesser extent, additional obligations incurred by RTM for new restaurants opened subsequent to the RTM Acquisition. These increases were partially offset by a $2.3 million decrease in interest expense related to our 5% convertible notes due 2023, which we refer to as the Convertible Notes, due to the effective conversion of an aggregate $167.4 million principal amount of the Convertible Notes into shares of our class A and class B common stock almost entirely in February 2006, as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes."

     We have provided notice to the investment manager for the Opportunities Fund of our intent to withdraw our investment in this fund effective September 29, 2006, which we refer to as the Withdrawal. Assuming consummation of the Withdrawal, interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase, which relates entirely to this fund, and related investment income, net will not recur after September 29, 2006, substantially reducing interest expense. Interest expense and investment income, net associated with the Opportunities Fund were $23.4 million and $25.4 million, respectively, for the three months ended July 2, 2006.

     On June 30, 2006, we made a prepayment from excess cash of $45.0 million principal amount of Term Loans, which we refer to as the Term Loans Prepayment, which will reduce our future interest expense for the Term Loans.

Insurance Expense Related to Long-Term Debt

     Insurance expense related to long-term debt of $0.9 million in the 2005 second quarter did not recur in the 2006 second quarter due to its settlement upon the repayment of the related debt as part of the July 2005 refinancing of most of our restaurant segment's debt.

Loss on Early Extinguishment of Debt

     The loss on early extinguishment of debt of $0.9 million in the 2006 second quarter principally related to the write-off of previously unamortized deferred financing costs in connection with the previously discussed Term Loans Prepayment of $45.0 million.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                     -----------------------
                                                                     July 3,         July 2,
                                                                      2005            2006          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

      Interest income.............................................$     9.5        $   29.3       $   19.8
      Recognized net gains (losses)...............................     (2.5)            1.5            4.0
      Distributions, including dividends..........................      0.8             0.4           (0.4)
      Other than temporary unrealized losses......................       --            (0.1)          (0.1)
      Other.......................................................     (0.2)           (0.3)          (0.1)
                                                                  ---------        --------       --------
                                                                  $     7.6        $   30.8       $   23.2
                                                                  =========        ========       ========

     Interest income increased $19.8 million principally due to higher average outstanding balances of our interest-bearing investments due to the use of leverage in the Opportunities Fund. Average rates on our investments increased from 3.6% in the 2005 second quarter to 5.1% in the 2006 second quarter. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM Acquisition in July 2005. Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and our securities sold short with an obligation to purchase. The $4.0 million increase in our recognized net gains (losses) was principally due to an increase in realized and unrealized net gains on our securities sold short with an obligation to purchase, partially offset by an increase in realized and unrealized net losses on our trading securities during the 2006 second quarter. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods.

     Assuming consummation of the Withdrawal, both investment income, net and interest expense after September 29, 2006 will be lower as discussed above under "Interest Expense." Investment income, net and interest expense associated with the Opportunities Fund were $25.4 million and $23.4 million, respectively, for the three months ended July 2, 2006.

Gain on Sale of Unconsolidated Businesses

     We did not have any gain on sale of unconsolidated businesses in the 2006 second quarter. The gain on sale of unconsolidated businesses of $3.1 million for the 2005 second quarter principally relates to our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, and, to a much lesser extent the REIT, principally due to cash sales of a portion of our investment in Encore.

Other Income, Net

     Other income, net increased $2.2 million, of which $1.5 million relates to RTM principally for rental income on restaurants not operated by RTM. Aside from the effect of the RTM Acquisition, other income, net increased $0.7 million principally due to $1.7 million of gains recognized in the 2006 second quarter due to a sale of a portion of our investment in Jurlique International Pty Ltd., a privately held Australian skin and beauty products company, which we refer to as Jurlique, partially offset by the $0.6 million effect of a change from $0.2 million of gains in the 2005 second quarter to $0.4 million of losses in the 2006 second quarter from a foreign currency transaction and derivative related to Jurlique.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests increased $6.8 million to $8.3 million for the three months ended July 2, 2006 from $1.5 million for the three months ended July 3, 2005 due to the effect of the variances explained in the captions above.

Benefit From (Provision For) Income Taxes

     The provisions for income taxes represented effective rates of 33% and 31% for the three months ended July 3, 2005 and July 2, 2006, respectively. The effective rates in both quarters are lower than the Federal statutory rate of 35% due to the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the forecasted pretax income used to calculate the effective tax rates. This effect is partially offset by (1) the effect of non-deductible expenses and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual basis.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries increased $1.5 million, principally reflecting increases of (1) $0.7 million due to the increased participation of investors other than us in increased income of the Opportunities Fund and (2) $0.7 million due to higher income of Deerfield in the 2006 second quarter compared with the 2005 second quarter.

Net Income

     Our net income increased $2.7 million to $3.1 million in the 2006 second quarter from $0.4 million in the 2005 second quarter due to the after tax effects of the variances discussed in the captions above.

Six Months Ended July 2, 2006 Compared with Six Months Ended July 3, 2005

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $423.5 million to $529.7 million for the six months ended July 2, 2006 from $106.2 million for the six months ended July 3, 2005, primarily reflecting the effect of the RTM Acquisition.

     In the 2006 second half, net sales of our Company-owned restaurants were positively impacted by the factors noted below under "Royalties and Franchise and Related Fees." However, same-store sales of our Company-owned restaurants were relatively flat while the same-store sales of franchised restaurants grew 5%, primarily due to the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which continue to underperform the system. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods.

     Our net sales for the remainder of 2006 will be higher than the comparable period of 2005 as a result of the full-period effect in the 2006 second half of the RTM Acquisition and other factors discussed in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $10.9 million to $39.6 million for the six months ended July 2, 2006 from $50.5 million for the six months ended July 3, 2005, reflecting $14.4 million of royalties and franchise and related fees from RTM recognized in the 2005 first half whereas royalties and franchise and related fees from RTM are eliminated in consolidation subsequent to the RTM Acquisition. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees increased $3.5 million in the 2006 first half, reflecting (1) a $1.6 million improvement in royalties due to a 5% increase in same-store sales of the franchised restaurants in the 2006 first half compared with the 2005 first half, (2) a $1.4 million net increase in royalties from the 83 restaurants opened since July 3, 2005, with generally higher than average sales volumes, and the 9 restaurants sold to a franchisee in the first quarter of 2006 replacing the royalties from the 48 generally underperforming restaurants closed since July 3, 2005, the elimination of royalties from 15 restaurants we acquired from a franchisee in December 2005 and the lesser royalties from the 10 restaurants acquired from franchisees during the second quarter of 2006 and (3) a $0.5 million increase in franchise and related fees. The increase in same-store sales of the franchised restaurants reflects (1) more effective and targeted local marketing campaigns, including increased couponing by our franchisees, (2) recent marketing initiatives, including new menu boards, and (3) the launch of Arby's Chicken Naturals(TM). Partially offsetting these positive factors was the effect of higher fuel prices on consumers' discretionary income which we believe had a negative impact on sales of our franchisees and of our Company-owned restaurants beginning in the second half of 2005.

     As discussed in the comparison of the three-month periods, we expect positive same-store sales growth of existing franchised restaurants for the remainder of 2006, although our royalties and franchise and related fees may decrease in the third quarter of 2006 as a result of the RTM Acquisition.

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $5.9 million, or 24%, to $30.6 million for the 2006 first half from $24.7 million for the 2005 first half. This increase is attributed to (1) a $3.7 million increase in management and incentive fees from the REIT reflecting the full period effect of a $363.5 million increase in assets under management for the REIT resulting from an initial public stock offering in June 2005, as discussed in the comparison of the three-month periods and (2) new CDOs and Funds contributing $2.3 million in additional fees. The increase in incentive fees on CDOs in the 2006 second quarter did not impact the comparison of the six-month periods due to an offsetting decrease in those fees in the 2005 first quarter.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $306.7 million to $386.9 million for the six months ended July 2, 2006, resulting in a gross margin of 27%, from $80.2 million for the six months ended July 3, 2005, resulting in a gross margin of 24%. Of this increase, $302.4 million is attributable to the stores acquired in the RTM Acquisition and 32 net restaurants added since the acquisition, which combined had a gross margin of 28%. The gross margin for these stores was significantly higher than that of the stores we owned prior to the RTM Acquisition principally due to RTM's relatively more effective operational efficiencies resulting from management and procedural advantages as well as higher average unit sales volumes which result in more favorable cost leverage. Cost of sales increased $4.3 million for the stores we owned prior to the RTM Acquisition, resulting in a gross margin for these stores of 23% in the 2006 first half compared with 25% in the 2005 first half. The decrease of 2% in gross margin of these stores is primarily attributable to (1) increased labor costs as a result of an increase in restaurant managers, partially in anticipation of planned unit openings, increased staffing levels during peak periods and, to a lesser extent, increases in the minimum wage in several states, (2) increased utility costs as a result of higher gas and electric costs and (3) increased spending for repairs and maintenance, partially as a result of costs related to the conversion to Pepsi beverage products in the 2006 first quarter. These increases were partially offset by reduced food and paper costs as a result of improved monitoring of food variances and increased beverage rebates in the 2006 first half resulting from the new agreement for Pepsi beverage products.

     As discussed in the comparison of the three-month periods, we expect our overall gross margin for the remainder of 2006 will continue to be favorably impacted as a result of the direct and indirect effects of the RTM Acquisition.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $2.6 million, or 30%, to $11.4 million for the 2006 first half from $8.8 million for the 2005 first half principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management.

     Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $31.0 million due to advertising expenses attributable to the stores acquired in the RTM Acquisition.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $49.7 million, reflecting a $44.3 million increase in general and administrative expenses of our restaurant segment principally relating to RTM. Factors affecting this increase are discussed in more detail in the comparison of the three-month periods. Aside from the increase attributable to our restaurant segment, general and administrative expenses increased $5.4 million primarily due to (1) a $3.3 million increase due to a $2.0 million increase in incentive compensation and a $1.3 million increase in salaries resulting from additional personnel to support growth in our asset management business, (2) a $2.7 million increase in employee share-based compensation resulting from the adoption of SFAS 123(R), (3) a $0.4 million increase in deferred compensation expense and (4) other inflationary increases. Deferred compensation expense of $0.7 million in the 2005 first half and $1.1 million in the 2006 first half represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of the Executives, as explained in more detail below under "Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests." These increases were partially offset by a $1.8 million allocation of our expenses to the management company formed by the Executives and our Vice Chairman for the allocable cost of services provided by us to the management company in the 2006 first half.


     Effective January 2, 2006, we adopted SFAS 123 (R) which revised SFAS 123, as discussed in the comparison of the three-month periods. Had we used the fair value alternative under SFAS 123 during the 2005 first half, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $6.3 million higher, or $4.0 million after taxes and minority interests determined from the pro forma disclosure in Note 3 to our accompanying condensed consolidated financial statements. The adoption of SFAS 123(R) increased the amount of compensation expense we recognized in our 2006 first half from what we would have recognized under the intrinsic value method by $0.9 million principally due to the differing accounting for stock options under the two methods. As of July 2, 2006, there was $13.6 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.4 years. The adoption of SFAS 123(R) may also materially effect our share-based compensation expense in future periods as a result of any share-based compensation grants subsequent to July 2, 2006.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $17.1 million due to depreciation and amortization of RTM.

Facilities Relocation and Corporate Restructuring

     Our facilities relocation and corporate restructuring charges of $1.6 million in the 2006 first half consist of $1.0 million of general corporate charges related to the decision not to move our corporate offices to a leased facility in Rye Brook, New York, as discussed in the comparison of the three-month periods, and $0.6 million related principally to additional severance and retention incentive compensation in connection with combining our restaurant operations.

Loss on Settlement of Unfavorable Franchise Rights

     During the 2006 first half we recognized a loss on settlement of unfavorable franchise rights of $0.7 million in connection with an acquisition of nine restaurants in April 2006, as discussed in more detail in the comparison of the three-month periods.

Interest Expense

     Interest expense increased $42.9 million reflecting (1) a $30.5 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the significant increase in the use of leverage in the Opportunities Fund, (2) a $10.2 million net increase in interest expense relating to our Term Loans in connection with the RTM Acquisition compared with the interest expense on the previous debt of our restaurant segment which we refinanced with a portion of the Term Loans at a lower interest rate in July 2005 and (3) $5.5 million of interest expense relating to sales-leaseback and capitalized lease obligations of RTM which were acquired but which were not refinanced and, to a much lesser extent, additional obligations incurred by RTM for new restaurants opened subsequent to the RTM Acquisition. These increases were partially offset by a $3.7 million decrease in interest expense due to the effective conversion of our Convertible Notes discussed above in the comparison of the three-month periods.

     As discussed in more detail in the comparison of the three-month periods, we expect our future interest expense and related investment income, net to be reduced as a result of the Withdrawal anticipated on September 29, 2006 and the Term Loan Repayments. Interest expense and investment income, net associated with the Opportunities Fund were $35.5 million and $41.9 million, respectively, for the 2006 first half.

Insurance Expense Related to Long-Term Debt

     Insurance expense related to long-term debt of $1.8 million in the 2005 first half did not recur in the 2006 first half due to its settlement upon the repayment of the related debt as part of the July 2005 refinancing of most of our restaurant segment's debt.

Loss on Early Extinguishment of Debt

     The loss on early extinguishment of debt of $13.4 million in the 2006 first half consisted of (1) $12.5 million which resulted from the effective conversion of an aggregate $167.4 million of our Convertible Notes, as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes," and consisted of $8.7 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock and the write-off of $3.8 million of related previously unamortized deferred financing costs and (2) a $0.9 million write-off of previously unamortized deferred financing costs in connection with the Term Loans Prepayment of $45.0 million.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                         Six Months Ended
                                                                     -----------------------
                                                                     July 3,         July 2,
                                                                      2005            2006          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

      Interest income.............................................$    15.8        $   47.3       $   31.5
      Recognized net gains........................................      0.6             4.4            3.8
      Distributions, including dividends..........................      1.0             0.6           (0.4)
      Other than temporary unrealized losses......................     (0.3)           (0.1)           0.2
      Other.......................................................     (0.4)           (0.5)          (0.1)
                                                                  ---------        --------       --------
                                                                  $    16.7        $   51.7       $   35.0
                                                                  =========        ========       ========

     Interest income increased $31.5 million principally due to higher average outstanding balances of our interest-bearing investments due to the use of leverage in the Opportunities Fund. Average rates on our investments increased from 3.6% in the 2005 first half to 4.9% in the 2006 first half. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM Acquisition in July 2005. Our recognized net gains as discussed in detail in the comparison of the three-month periods, increased $3.8 million principally due to realized gains on sales of available-for-sale securities and a cost method investment in the 2006 first half. The increase in realized and unrealized net gains on securities sold short with an obligation to purchase net of an increase in realized and unrealized net losses on our trading securities, including derivatives, during the three months ended July 2, 2006 was substantially offset by net losses on the similar securities during the three months ended April 2, 2006. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable. Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

     As discussed in more detail in the comparison of the three-month periods, we expect our future investment income, net and interest expense to be reduced as a result of the Withdrawal anticipated on September 29, 2006. Investment Income, net and interest expense associated with the Opportunities Fund were $41.9 million and $35.5 million, respectively, for the 2006 first half.

Gain on Sale of Unconsolidated Businesses

     The gain on sale of unconsolidated businesses decreased $10.3 million to $2.3 million for the 2006 first half from $12.6 million for the 2005 first half. These gains principally relate to our investment in Encore and, to a much lesser extent the REIT, principally due to cash sales of a portion of our investment in Encore.

Other Income, Net

     Other income, net increased $4.3 million, of which $2.4 million relates to RTM principally for rental income on restaurants not operated by RTM. Aside from the effect of the RTM Acquisition, other income, net increased $1.9 million principally due to (1) $1.7 million of gains recognized in the 2006 second quarter due to a sale of a portion of our investment in Jurlique and (2) $1.5 million of costs recognized in the 2005 first half related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition which did not recur in the 2006 first half. These increases were partially offset by (1) a $0.6 million decrease from the foreign currency transaction and derivative related to Jurlique from gains of $0.4 million in the 2005 first half to losses of $0.2 million in the 2006 first half and (2) a $0.3 million recovery in 2005 upon collection of a fully reserved non-trade note receivable of Sybra which did not recur in the 2006 first half.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests decreased $16.4 million to a loss of $7.3 million for the six months ended July 2, 2006 from income of $9.1 million for the six months ended July 3, 2005 attributed to a $13.4 million loss on early extinguishment of debt and the effect of the other variances discussed in the captions above.

     As discussed above, we recognized deferred compensation expense of $0.7 million in the 2005 first half and $1.1 million in the 2006 first half, within general and administrative expenses, for increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, we recognized net investment loss from investments in the Deferred Compensation Trusts of $0.1 million in the 2005 first half and net investment income of $0.1 million in the 2006 first half principally consisting of interest income and investment management fee expense. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From (Provision For) Income Taxes

     The provision for income taxes represented an effective rate of 33% for the six months ended July 3, 2005 and the benefit from income taxes represented an effective rate of 44% for the six months ended July 2, 2006. The effective benefit rate in the 2006 first half reflects an annual effective rate which was based on forecasted pretax income for the 2006 full year despite the loss from continuing operations before income taxes and minority interests for the six months ended July 2, 2006. The effect of (1) non-deductible expenses and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis have impacted the rates higher than the Federal statutory rate of 35% and the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the forecasted pretax income used to calculate the effective tax rates have impacted the rates lower. The effective rate is higher in 2006 due to significantly higher forecasted non-deductible expenses for the 2006 full year.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries increased $2.2 million, principally reflecting an increase of $1.9 million due to the increased participation of investors other than us in increased income of the Opportunities Fund.

Net Income (Loss)

     Our net income (loss) declined $12.9 million to a net loss of $9.8 million in the 2006 first half from net income of $3.1 million in the 2005 first half attributed to the $8.6 million after tax effect of the loss on early extinguishment of debt, as well as the after tax effects of the other variances discussed in the captions above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $522.0 million during the six months ended July 2, 2006 principally reflecting a net loss of $9.8 million and net operating investment adjustments of $549.1 million.

     The net operating investment adjustments principally reflect net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net sales of repurchase agreements. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying consolidated statements of cash flows. However, net proceeds from securities sold short and net sales of repurchase agreements are reported in continuing investing activities in the accompanying consolidated statements of cash flows. The cash used by changes in current assets and liabilities associated with operating activities of $14.7 million principally reflects a $27.8 million decrease in accounts payable and accrued expenses and other current liabilities partially offset by a $10.5 million decrease in accounts and notes receivable. The decrease in accounts payable and accrued expenses and other current liabilities was principally due to the payment of previously accrued incentive compensation. The decrease in accounts and notes receivable principally resulted from collections of asset management incentive fees receivable. Other adjustments to reconcile the net loss to the cash used in continuing operating activities were principally comprised of non-cash adjustments for depreciation and amortization of $29.3 million, a receipt of a deferred vendor incentive payment, net of amount recognized, of $12.0 million, a stock-based compensation provision of $7.5 million, minority interests in income of consolidated subsidiaries of $5.7 million, write-off of unamortized deferred financing costs of $4.8 million and a charge for stock issued to induce effective conversion of the Convertible Notes of $3.7 million, all partially offset by a deferred tax benefit of $4.7 million.

     Excluding the effect of the net purchases of trading securities and net settlements of trading derivatives, which represent the discretionary investment of excess cash, our continuing operating activities provided cash of $22.1 million in the six months ended July 2, 2006. We expect positive cash flows from continuing operating activities during the second half of 2006, excluding the effect, if any, of net sales or purchases of trading securities since we expect improved operating results before net non-cash charges during the second half of 2006.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $257.7 million at July 2, 2006, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.1:1. Working capital at July 2, 2006 decreased $38.7 million from $296.4 million at January 1, 2006, primarily resulting from our Term Loans Prepayment of $45.0 million.

     Our total capitalization at July 2, 2006 was $1,257.7 million, consisting of stockholders' equity of $534.6 million, long-term debt of $718.1 million, including current portion, and notes payable of $5.0 million. Our total capitalization at July 2, 2006 decreased $59.5 million from $1,317.2 million at January 1, 2006 principally reflecting net repayments of long-term debt and notes payable of $45.3 million and dividends of $28.3 million, partially offset by the stock-based compensation provision of $7.2 million credited to "Additional paid-in capital."

Credit Agreement

     In connection with the RTM Acquisition, we entered into a credit agreement, which we refer to as the Credit Agreement, for our restaurant business segment. The Credit Agreement includes the Term Loans with a remaining principal balance of $568.8 million as of July 2, 2006, of which $3.1 million is due during the second half of 2006, and a senior secured revolving credit facility of $100.0 million. There were no borrowings under the revolving credit facility as of July 2, 2006, however, the availability under the facility was $89.0 million, which is net of a reduction of $11.0 million for outstanding letters of credit.

Convertible Notes

     We had outstanding at July 2, 2006, $7.6 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 191,000 shares of our class A common stock and 381,000 shares of our class B common stock. However, the Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

     In February 2006, an aggregate of $165.8 million principal amount of the Convertible Notes were effectively converted into an aggregate of 4,144,000 shares of our class A common stock and 8,289,000 shares of our class B common stock. In order to induce this conversion, we paid negotiated premiums aggregating $8.7 million to the converting noteholders consisting of cash of $5.0 million and 226,000 shares of our class B common stock with an aggregate fair value of $3.7 million based on the closing market price of our class B common stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In May and June 2006, an additional $1.6 million principal amount of Convertible Notes were converted, for which 25,000 shares of our class A common stock and 50,000 shares of our class B common stock were issued prior to July 2, 2006 and 15,000 shares of our class A common stock and 30,000 shares of our class B common stock were issued subsequent to July 2, 2006. In connection with these conversions, which we refer to as the Convertible Notes Conversions, we recorded pretax charges aggregating $12.6 million, consisting of the premiums aggregating $8.7 million and the write-off of $3.9 million of related unamortized deferred financing costs in the 2006 first half.

Sale-Leaseback Obligations

      We have outstanding $69.2 million of sale-leaseback obligations as of July 2, 2006, which relate principally to RTM and are due through 2026, of which $0.7 million is due during the second half of 2006.

Capitalized Lease Obligations

     We have outstanding $54.5 million of capitalized lease obligations as of July 2, 2006, which principally relate to RTM and extend through 2036, of which $0.5 million is due during the second half of 2006.

Other Long-Term Debt

     We have outstanding a secured bank term loan payable through 2008 in the amount of $6.7 million as of July 2, 2006, of which $1.3 million is due during the second half of 2006, and a secured promissory note payable due during the second half of 2006 in the amount of $6.0 million as of July 2, 2006. We also have outstanding $1.3 million of leasehold notes as of July 2, 2006, which are due through 2014, of which $0.1 million is due during the second half of 2006.

Notes Payable

     We have outstanding $5.0 million of non-recourse notes payable as of July 2, 2006 which relate to Deerfield and are secured by our short-term investments in preferred shares of CDOs with a carrying value of $8.9 million as of July 2, 2006. These notes have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, those investments and a portion of the asset management fees to be paid to us from the respective CDOs.

Revolving Credit Facilities

     We have $89.0 million available for borrowing under our restaurant segment's $100.0 million revolving credit facility as of July 2, 2006, which is net of the reduction of $11.0 million for outstanding letters of credit noted above. In addition, on July 1, 2006 we entered into a $30.0 million agreement with CNL Restaurant Capital, LP, which we refer to as CNL, for sale-leaseback financing from CNL for development and operation of Arby's restaurants, all of which was available on July 2, 2006. This agreement ends on December 31, 2006; however, we have an option to extend the agreement for an additional six months. In February 2006, our asset management segment entered into a $10.0 million revolving note agreement, of which $6.0 million was available as of July 2, 2006 after $4.0 million was borrowed under the agreement during the 2006 second quarter.

Debt Repayments and Covenants

     Our total scheduled long-term debt and notes payable repayments during the second half of 2006 are $13.7 million consisting of $6.0 million under our secured promissory note, $3.1 million under our Term Loans, $2.0 million expected to be paid under our notes payable, $1.3 million under our secured bank term loan, $0.7 million relating to sale-leaseback obligations, $0.5 million relating to capitalized leases and $0.1 million under our leasehold notes.

     Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting,
(2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments,
(e) certain capital expenditures and (f) the payment of dividends to Triarc. We were in compliance with all of these covenants as of July 2, 2006. In June 2006, we made the Term Loans Prepayment of $45.0 million. We may make additional prepayments of Term Loans during the remainder of 2006 under certain circumstances, including if those prepayments would be necessary for continued compliance with the covenants of the Credit Agreement. As of July 2, 2006 there was $19.7 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

     A significant number of the underlying leases for our sale-leaseback obligations, capitalized lease obligations and operating leases require periodic financial reporting of certain subsidiary entities within our restaurant business segment or of individual restaurants, which in many cases has not been prepared or reported. We have negotiated alternative covenants with a number of our most significant lessors which substitute consolidated financial reporting of our restaurant segment for financial reporting of individual subsidiary entities and which modify restaurant level reporting requirements. We are in the process of negotiating similar alternative covenants with additional lessors. Nevertheless, as of July 2, 2006 we were not in compliance with the original reporting requirements under a substantial number of these leases. However, none of our lessors has asserted that we are in default of any of these lease agreements and we do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

     The only significant changes to our contractual obligations since January 1, 2006, as disclosed in Item 7 of our 2005 Form 10-K, resulted from (1) the Convertible Notes Conversions and (2) the Term Loans Prepayment of $45.0 million. Our expected payments of long-term debt in the periods after 2010 decreased by $212.4 million due to the Convertible Notes Conversions and the Term Loans Prepayment.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of July 2, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of July 2, 2006. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In 2001 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.0 million as of July 2, 2006, associated with the sale and other tax basis differences, prior to 2005, of our propane business if National Propane required the repurchase. As of July 2, 2006, we have net operating loss tax carryforwards sufficient to offset these deferred taxes.

     Prior to the RTM Acquisition, RTM guaranteed the lease obligations, which we refer to as the Affiliate Lease Guarantees, of 24 restaurants then operated by affiliates of RTM not acquired by us. The RTM selling stockholders have indemnified us with respect to the guarantee of these lease obligations. In addition, the purchasers of 23 restaurants sold in various transactions by RTM prior to the RTM Acquisition assumed the associated lease obligations, although RTM remains contingently liable if the respective purchasers do not make the required lease payments which, collectively with the Affiliate Lease Guarantees, we refer to as the Lease Guarantees. All those lease obligations, which extend through 2025 including all then existing extension or renewal option periods, could aggregate a maximum of approximately $40.0 million as of July 2, 2006, including approximately $34.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through July 2, 2006. The estimated fair value of the Lease Guarantees was $1.5 million as of the date of the RTM Acquisition, as determined in accordance with an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by us. Such amount is being amortized as other income based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time. There remains an unamortized carrying amount of $1.2 million as of July 2, 2006 with respect to the Lease Guarantees.

Capital Expenditures

     Cash capital expenditures amounted to $33.8 million during the 2006 first half. We expect that cash capital expenditures will be approximately $40.0 million during the second half of 2006 principally relating to (1) the opening of an estimated 30 new Company-owned restaurants, (2) remodeling some of our existing restaurants and (3) maintenance capital expenditures for our Company-owned restaurants. We have $14.6 million of outstanding commitments for these capital expenditures as of July 2, 2006.

Dividends

     On March 15, 2006 and June 15, 2006, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $15.2 million. In addition, on March 1, 2006 we paid a special cash dividend of $0.15 per share on our class A common stock and class B common stock, aggregating $13.1 million. On May 11, 2006, we declared special cash dividends of $0.15 per share on our class A common stock and class B common stock, aggregating $13.2 million, to holders of record on June 30, 2006. These special cash dividends were paid on July 14, 2006. We also announced our intention to pay an additional special cash dividend in the fourth quarter of 2006 of $0.15 per share on our class A common stock and class B common stock. On August 10, 2006, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, to holders of record on September 1, 2006 and payable on September 15, 2006. Our board of directors has determined that until December 31, 2006 regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividend paid on each share of class A common stock. Our board of directors has not yet made any determination of the relative amounts of any regular quarterly cash dividends that will be paid on the class A common stock and class B common stock after December 31, 2006. After December 31, 2006 the class B common stock would be entitled to receive regularly quarterly cash dividends equal to those paid, if any, on the class A common stock. We currently intend to continue to declare and pay regular quarterly cash dividends. However, there can be no assurance that any additional dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the fourth quarter of 2006 at the same rate as declared for the 2006 third quarter and we pay an additional installment of the special cash dividends at the same rate as paid on July 14, 2006 our total cash requirement for the regular and special cash dividends for the second half of 2006 would be $41.8 million, based on the actual dividends paid on July 14, 2006 and, for the remainder of the year, the same number of class A and class B common shares outstanding as of July 31, 2006.

Investments and Acquisitions

     As of July 2, 2006, we had $447.0 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $95.2 million invested in the Opportunities Fund and $4.8 million in DM Fund which are both managed by Deerfield and consolidated by us. As discussed above under "Introduction and Executive Overview," we intend to withdraw our entire investments from these funds on September 29, 2006. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including a potential corporate restructuring as discussed below under "Potential Corporate
Restructuring," repurchases of Triarc common stock (see "Treasury Stock Purchases" below), the payment of the remaining two installments of the special cash dividends during the second half of 2006, of which one was paid on July 14, 2006, and investments.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2007 up to a total of $50.0 million of our class A and class B common stock. However, due to the previously announced potential corporate restructuring, previously discussed above under "Introduction and Executive Overview," we expect to be precluded from repurchasing shares at certain times. We did not make any treasury stock purchases during the 2006 first half and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

     Our consolidated cash requirements for continuing operations for the second half of 2006, exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) regular and special cash dividends aggregating approximately $41.8 million, (3) cash capital expenditures of approximately $40.0 million, (4) scheduled debt principal repayments aggregating $13.7 million, (5) prepayments under our Credit Agreement, if any, and (6) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, (3) borrowings under our restaurant segment's revolving credit facility of which $89.0 million is currently available, (4) the sale-leaseback financing agreement with CNL of which $30.0 million is currently available, (5) borrowings under our asset management segment's revolving credit note agreement of which $6.0 million is currently available and (6) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Potential Corporate Restructuring

     As previously reported in our Form 10-K, we are continuing to explore the feasibly, as well as the risks and opportunities, of a corporate restructuring that may involve the spin-off to our stockholders or other disposition of our ownership interest in our asset management business. In connection with the potential restructuring, on January 26, 2006, in addition to our regular quarterly dividends, we announced our intention to declare and pay during 2006 special cash dividends aggregating $0.45 per share on each outstanding share of our class A common stock and class B common stock, as discussed in more detail above under "Dividends." Options for our other non-restaurant net assets are also under review and could include the allocation of these net assets between our asset management and restaurant businesses and/or additional special dividends or distribution to our shareholders.

     If we proceed with a restructuring, various arrangements relating to the separation of the affected businesses would be necessary, the terms of which would depend on the nature of the restructuring. We also have employment agreements and severance arrangements with certain of our executive officers and corporate employees. A restructuring could also entail significant severance or contractual settlement payments under these agreements and arrangements. In the case of certain of our executive officers, any payments will be subject to negotiation and approval by a special committee comprised of independent members of our board of directors. There can be no assurance that the corporate restructuring will occur or of the form, terms or timing of such restructuring if it does occur. The Board of Directors has not reached any definitive conclusions concerning the scope, benefits or timing of the corporate restructuring.

Consolidation of Opportunities Fund and DM Fund

     We consolidate the Opportunities Fund and DM Fund since we currently have majority voting interests of 73.7% and 79.7%, respectively. Our voting interest in the Opportunities Fund decreased from 76.4% at January 1, 2006 due to investments from third party investors during the first half of 2006. We have notified the investment manager for the Opportunities Fund and the DM Fund of our intent to withdraw our entire investment in each of these funds effective September 29, 2006. Accordingly, assuming these withdrawals are consummated, we will no longer consolidate the accounts of the Opportunities Fund or DM Fund subsequent to September 29, 2006. The deconsolidation of the Opportunities Fund will have a significant material impact on our consolidated financial position due to the significant leverage used in its investment strategy which leverage will be eliminated upon these withdrawals.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing and Adams Packing has sought clarification from, and continues to expect to have additional conversations with, the Florida DEP in order to attempt to resolve this matter. Based on provisions made prior to 2005 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $0.3 million of legal fees and expenses. In March 2006, the court awarded the plaintiffs $75,000 in fees and expenses, but in April 2006 the defendants appealed. In June 2006, the parties entered into an agreement pursuant to which, among other things, we paid $76,000 for the fees and expenses, plus interest, and the defendants withdrew their appeal.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $0.7 million as of July 2, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which we refer to as Interpretation 48. Interpretation 48 clarifies how uncertainties in income taxes should be reflected in financial statements in accordance with SFAS 109, "Accounting for Income Taxes." Interpretation 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in the income tax returns. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. Interpretation 48 prescribes a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The disclosure provisions of Interpretation 48 include a rollforward of tax benefits taken that do not qualify for financial statement recognition, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, the total amounts and financial statement classifications of interest and penalties recognized in the balance sheet and statement of operations and a description of tax years that remain subject to examination by major tax jurisdictions. For positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date, an entity should disclose the nature of the uncertainty, the nature of the event that could occur in the next twelve months that would cause the change and an estimate of the range of the reasonably possible change or a statement that an estimate of the range cannot be made. All disclosures required by Interpretation 48 must be included in each interim financial statement in the year of adoption. Interpretation 48 is effective commencing with our first fiscal quarter of 2007. As described above, we will be required to provide additional financial statement disclosures upon adoption of Interpretation 48, however, since Interpretation 48 was only recently issued, we have not yet been able to estimate the effects that adopting Interpretation 48 will have on our consolidated financial position and results of operations.

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

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the six months ended July 2, 2006.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of July 2, 2006 our notes payable and long-term debt, including current portion, aggregated $723.1 million and consisted of $579.5 million of variable-rate debt, $123.7 million of capitalized lease and sale-leaseback obligations, $14.9 million of fixed-rate debt and $5.0 million of variable-rate notes payable. We continue to have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the $568.8 million outstanding principal amount of our variable-rate senior secured term loan borrowings until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying consolidated balance sheet to the extent of the effectiveness of these hedges. Any ineffective portion of the change in fair value of these hedges, of which there was none through July 2, 2006, would be recorded in our results of operations. In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $6.7 million principal amount was outstanding as of July 2, 2006, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. The fair value of our fixed-rate debt will increase if interest rates decrease. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase. See below for a discussion of how we manage this risk.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first half of 2006. However, on April 26, 2006 we received a return of capital from our investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique, and sold a portion of our investment in Jurlique representing an aggregate $21.7 million reduction in the carrying value of the investment to $8.5 million. We continue to have a put and call arrangement whereby we have limited the overall foreign currency risk of holding this investment through July 5, 2007. In connection with these April 2006 transactions, we terminated a portion of the put and call arrangement so that the remaining notional amount approximated the value of the remaining investment.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We have previously adjusted our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million to seed a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and Company, LLC, a subsidiary of ours which we refer to as Deerfield, and is currently consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invests principally in various fixed income securities and their derivatives, as opportunities arise. Further, the Opportunities Fund employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase as well as the effective leverage represented by the notional amounts of its various derivatives. The investments of the Opportunities Fund are subject to interest rate risk and the inherent credit risk related to the underlying creditworthiness of the various issuers. The Opportunities Fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategies. The Opportunities Fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests. We currently intend to withdraw our entire investments in the Opportunities Fund and the other fund managed by Deerfield effective September 29, 2006 which would result in our no longer consolidating the accounts of those funds. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by our Chairman and Chief Executive Officer, our President and Chief Operating Officer and our Vice Chairman. The Equities Account was invested principally in the equity securities of a limited number of publicly-traded companies and cash equivalents as of July 2, 2006. As of July 2, 2006, the derivatives held in our short-term investment portfolios, principally through the Opportunities Fund and the Equities Account, consisted of (1) interest rate swaps, (2) credit default swaps, (3) futures contracts relating to interest rates, foreign currencies and United States government debt securities, (4) put and call option combinations on an equity security, (5) stock options, (6) options on foreign currency contracts and interest rate futures and (7) bank loan total return swaps. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of July 2, 2006 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...................................$     164,281
      Short-term investments pledged as collateral...............................................    1,059,934
      Other short-term investments...............................................................      604,062
      Investment settlements receivable..........................................................    1,489,395
      Current and non-current restricted cash equivalents (a)....................................    1,083,729
      Non-current investments....................................................................       69,147
                                                                                                 -------------
                                                                                                 $   4,470,548
                                                                                                 =============

      Certain liability positions related to investments:
         Investment settlements payable..........................................................$  (1,344,882)
         Securities sold under agreements to repurchase .........................................   (1,045,855)
         Securities sold with an obligation to purchase included in "Other liability positions
           related to short-term investments"....................................................   (1,624,185)
         Derivatives held in trading portfolios in liability positions included in
           "Other liability positions related to short-term investments".........................       (2,208)
                                                                                                 -------------
                                                                                                 $  (4,017,130)
                                                                                                 =============

----------------
(a) Includes non-current restricted cash equivalents of $1,939,000 included in "Deferred costs and other assets."

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired. The cash equivalents included in "Cash and cash equivalents" consisted principally of cash in mutual fund and bank money market accounts, cash in interest-bearing brokerage and bank accounts with a stable value, securities purchased under agreements to resell the following day collateralized by United States government and government agency debt securities and United States government debt securities. The current and non-current restricted cash equivalents consisted principally of securities purchased under agreements to resell within 5 days collateralized by United States government debt securities.

     At July 2, 2006 our investments were classified in the following general types or categories (in thousands):

                                                                                            Carrying Value
                                                                         At Fair       ----------------------
                         Type                             At Cost       Value (d)      Amount         Percent
                         ----                             -------       ---------      ------         -------

      Cash equivalents (a)............................$    164,281    $    164,281   $    164,281       4%
      Investment settlements receivable (b)...........   1,489,395       1,489,395      1,489,395      33%
      Restricted cash equivalents.....................   1,083,729       1,083,729      1,083,729      24%
      Investments accounted for as:
           Available-for-sale securities (c)..........      85,504         101,336        101,336       2%
           Trading securities.........................   1,554,319       1,541,370      1,541,370      34%
           Trading derivatives........................         246           2,249          2,249      --%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....      23,159          30,781         23,159       1%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....      25,060          35,804         25,060       1%
      Other current and non-current investments
        accounted for at:
           Cost.......................................      14,504          16,164         14,504      --%
           Equity.....................................      17,699          27,096         21,169       1%
           Fair value ................................       4,127           4,296          4,296      --%
                                                      ------------    ------------   ------------    -----
      Total cash equivalents and long
        investment positions..........................$  4,462,023    $  4,496,501   $  4,470,548    100%
                                                      ============    ============   ============    ====

      Certain liability positions related to investments:
           Investment settlements payable (b).........$ (1,344,882)   $ (1,344,882)  $ (1,344,882)   N/A
           Securities sold under agreements to
              repurchase..............................  (1,044,403)     (1,045,855)    (1,045,855)   N/A
           Securities sold with an obligation to
              purchase................................  (1,629,441)     (1,624,185)    (1,624,185)   N/A
           Derivatives held in trading portfolios in
              liability positions.....................         (41)         (2,208)        (2,208)   N/A
                                                      ------------    ------------   ------------
                                                      $ (4,018,767)   $ (4,017,130)  $ (4,017,130)
                                                      ============    ============   ============

(a) Includes $1,325,000 of cash equivalents held in deferred compensation trusts.
(b) Represents unsettled security trades as of July 2, 2006 principally in the Opportunities Fund.
(c) Includes $8,914,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $5,046,000.
(d) There can be no assurance that we would be able to sell certain of these investments at these amounts.

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

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at July 2, 2006 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of July 2, 2006 based upon assumed immediate adverse effects as noted below (in thousands):


Trading Purposes:

                                                                      Carrying    Interest     Equity        Foreign
                                                                        Value     Rate Risk  Price Risk   Currency Risk
                                                                        -----     ---------  ----------   -------------
   Equity securities...............................................  $     2,164 $      --    $    (216)   $       --
   Debt securities.................................................    1,539,206   (55,281)          --            --
   Trading derivatives in asset positions..........................        2,249    (1,723)          --          (413)
   Trading derivatives in liability positions......................       (2,208)     (156)          (4)          (77)

     The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at July 2, 2006, with all other variables held constant.

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

Other Than Trading Purposes:

                                                             Carrying       Interest           Equity            Foreign
                                                               Value        Rate Risk        Price Risk       Currency Risk
                                                               -----        ---------        ----------       -------------
      Cash equivalents.....................................$   164,281     $      (2)       $      --         $      --
      Investment settlements receivable....................  1,489,395            --               --                --
      Restricted cash equivalents..........................  1,083,729           (77)              --                --
      Available-for-sale equity securities.................     72,157            --           (7,216)               --
      Available-for-sale preferred shares of CDOs..........     20,273        (1,279)              --                --
      Available-for-sale debt mutual fund..................      8,906          (178)              --                --
      Investment in Jurlique...............................      8,504            --             (850)             (603)
      Other investments....................................     79,684        (2,937)          (6,024)             (125)
      Interest rate swaps in an asset position.............      5,057        (4,168)              --                --
      Foreign currency put and call arrangement in a net
        liability position.................................       (228)           --               --              (801)
      Investment settlements payable....................... (1,344,882)           --               --                --
      Securities sold under agreements to repurchase....... (1,045,855)         (362)              --                --
      Securities sold with an obligation to purchase....... (1,624,185)      (54,713)            (612)               --
      Notes payable and long-term debt, excluding
        capitalized lease and sale-leaseback obligations...   (599,482)      (26,901)              --                --


     The sensitivity analysis of financial instruments held at July 2, 2006 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at July 2, 2006, with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                                        Range            Weighted Average
                                                                                        -----            ----------------
      Cash equivalents (a)......................................................       16 days                16 days
      Restricted cash equivalents (a)...........................................  5 days - 16 days             5 days
      CDOs underlying preferred shares..........................................  1  year - 7 3/4  years       4 years
      Debt mutual fund..........................................................  1 day - 35 years             2 years
      Debt securities included in other investments (principally held by investment limited partnerships and similar
        investment entities)....................................................         (b)                  10 years

-----------------
(a) Excludes money market funds, interest-bearing brokerage and bank accounts and securities purchased under agreements to resell the following day which were assumed to have no interest rate risk.
(b) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $159.5 million and $520.1 million, respectively, as of July 2, 2006 of mutual fund and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

     The interest rate risk presented with respect to our securities sold under agreements to repurchase and securities sold with an obligation to repurchase, which are all financial instruments held almost entirely by the Opportunities Fund, represents the potential impact an adverse change in interest rates of one percentage point would have on the fair value of those respective instruments and on our financial position and results of operations. The securities sold under agreements to repurchase, although bearing fixed rates, principally have maturities of 26 days or less which significantly limit the effect of a change in interest rates on the respective fair values of these instruments. As of July 2, 2006, the securities sold with an obligation to repurchase represent $1,618.1 million of fixed income securities, with a weighted-average remaining maturity of approximately 11 years, and $6.1 million of equity securities. The adverse effects on the fair value of the respective instruments were determined based on market standard pricing models applicable to those particular instruments which consider variables such as coupon rate and frequency, maturity date(s), yield and prepayment assumptions.

     As of July 2, 2006, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $584.5 million of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations. Our variable-rate notes payable and long-term debt outstanding as of July 2, 2006 had a weighted average remaining maturity of approximately 5 1/2 years. However, as discussed above under "Interest Rate Risk," we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We have only $14.9 million of fixed-rate debt as of July 2, 2006 for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt, and is not reflected in the table above.

     The foreign currency risk presented for our investment in Jurlique as of July 2, 2006 excludes the portion of risk that is hedged by the foreign currency put and call arrangement. For investments held since January 1, 2006 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. The analysis also assumed that the decrease in the equity markets and the change in foreign currency were other than temporary with respect to these investments. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.



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

RTM Restaurant Group

     We acquired the RTM Restaurant Group ("RTM") on July 25, 2005. Prior to our acquisition, RTM was privately held and had no previous public reporting obligations with the Securities and Exchange Commission. We previously reported in Item 9A to our Annual Report on Form 10-K for the year ended January 1, 2006 and our Quarterly Report on Form 10-Q for the three months ended April 2, 2006, that there were certain significant deficiencies in RTM's systems, procedures and internal control over financial reporting. Although we have made progress in the remediation of certain of those deficiencies, significant deficiencies continued to exist during the period covered by this Quarterly Report. To ensure that our financial statements for the period covered by this Quarterly Report were materially correct, we performed supplemental procedures in addition to the normal recurring control procedures and closing processes. Based on the additional procedures to supplement RTM's existing internal controls and procedures, as well as the additional reviews and procedures performed by us at the parent company (Triarc) level, we have concluded that our financial statements as of and for the three and six months ended July 2, 2006 fairly present, in all material respects, our financial condition, results of operations and cash flows.

     Our process of remediating these deficiencies has included the hiring of additional staff and the planning, design and implementing of enhanced controls and procedures. We are also in the process of documenting RTM's controls and procedures in order to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations with respect to RTM. In that process, we have begun to make additional control improvements to remediate deficiencies and enable completion of the required year-end 2006 assessment of our internal control over financial reporting and have discovered additional deficiencies which we are also in the process of evaluating and remediating. In addition to these initiatives, we are continuing the planning for the conversion to new, more robust accounting systems to be used by our restaurant business, including RTM, which we currently anticipate will be implemented in the first half of 2007. Since these initiatives are ongoing, we cannot be certain that additional deficiencies will not be discovered or that the existing deficiencies or our implementation of new controls and procedures will not result in a delay in the filing of any future periodic reports. Until our assessment is complete and related remediation is effected, we will continue to perform supplemental procedures necessary to ensure that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows.

Change in Internal Control Over Financial Reporting

     As reported in our Quarterly Report on Form 10-Q for the three months ended April 2, 2006, we substantially completed the combination of our existing restaurant operations with those of RTM and the relocation of the corporate office of our restaurant group from Ft. Lauderdale, FL to new offices in Atlanta, GA. In connection with these actions, certain of the personnel performing the accounting procedures and executing the internal control over financial reporting changed. Additionally, certain accounting and control procedures relating to our existing restaurant operations are now integrated into those procedures being performed by RTM. To the extent practicable, we have maintained the consistency of our accounting and control procedures. We have continued to perform supplemental procedures with respect to the accounting for our existing restaurant operations to the extent our controls have been integrated into those procedures of RTM. We anticipate that the ongoing remediation associated with the significant deficiencies noted above will continue to have a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company"), and those statements preceded by, followed by, or that include the words "may," "believes," "plans," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Our forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements, including those contained herein. Such factors include, but are not limited to, the following:

     o competition, including pricing pressures and the potential impact of competitors' new units on sales by Arby's(R) restaurants;

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

     o our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby's restaurants successfully;

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

     o  adverse weather conditions;

     o significant reductions in our client assets under management (which would reduce our advisory fee revenue), due to such factors as weak performance of our investment products (either on an absolute basis or relative to our competitors or other investment strategies), substantial illiquidity or price volatility in the fixed income instruments that we trade, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products we offer, and loss of investor confidence due to adverse publicity;

     o increased competition from other asset managers offering similar types of products to those we offer;

     o pricing pressure on the advisory fees that we can charge for our investment advisory services;

     o difficulty in increasing assets under management, or efficiently managing existing assets, due to market-related constraints on trading capacity, inability to hire the necessary additional personnel or lack of potentially profitable trading opportunities;

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

Item 1.  Legal Proceedings

     As previously reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K") and in our Quarterly Report for the fiscal quarter ended April 2, 2006 (the "First Quarter Form 10-Q"), in 1998 a number of class action lawsuits were filed on behalf of our stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. Each of these actions named Triarc, Messrs. Nelson Peltz, our Chairman and Chief Executive Officer and a director of Triarc, and Peter W. May, our President and Chief Operating Officer and a director of Triarc, and the other then directors of Triarc as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, plaintiffs filed a motion asking the court to dismiss the action as moot, but to retain jurisdiction for the limited purpose of considering a subsequent application by plaintiffs for legal fees and expenses. The plaintiffs' motion to dismiss the action as moot was granted on October 27, 2005. On December 13, 2005, plaintiffs filed a motion seeking $250,000 in fees and $6,225 for reimbursement of expenses. On March 29, 2006, the court entered an order awarding plaintiffs $75,000 in fees and expenses. On April 28, 2006, defendants filed a notice of appeal. On June 9, 2006, the parties entered into an agreement pursuant to which, among other things, Triarc paid the $75,000 of fees and expenses awarded by the court and the defendants withdrew their appeal.

     As previously reported in our Form 10-K and our First Quarter Form 10-Q, in November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (RTM), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005. The complaint alleges that the approximately 775 Arby's restaurants owned by RTM and its affiliates failed to comply with Title III of the Americans with Disabilities Act (the "ADA"). The plaintiffs are requesting class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants. The complaint does not seek monetary damages, but does seek attorneys' fees. Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which is subject to court approval. The proposed agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year. The proposed agreement would also apply to restaurants subsequently acquired by RTM and such affiliates. ARG estimates that it will spend approximately $1.0 million per year of capital expenditures to bring the restaurants into compliance under the proposed agreement and pay certain legal fees. The proposed settlement agreement was submitted to the court for approval on August 13, 2004. On April 7, 2005 the court held a fairness hearing on the matter. Prior to the fairness hearing, the parties jointly amended the proposed settlement agreement to clarify certain provisions and to add new provisions regarding policies, training programs and invoicing requirements. By orders dated January 30, 2006 and April 7, 2006, the court granted the parties leave to make the amendments and a fairness hearing regarding the amendments was held on June 14, 2006. The court has not yet ruled on the proposed settlement.

Item 1A.  Risk Factors.

     In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. There were no material changes from the risk factors previously disclosed in our Form 10-K during the fiscal quarter ended July 2, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second fiscal quarter of 2006:


                     Issuer Repurchases of Equity Securities

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                              Total Number of       Average Price Paid Per     Publicly Announced Plan     May Yet Be Purchased
         Period              Shares Purchased               Share                        (1)                Under the Plan (1)
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
      April 3, 2006                 ---                      ---                         ---                   $50,000,000
         through
     April 30, 2006
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
       May 1, 2006           2,268 Class B(2)               $16.70                       ---
         through                                                                                               $50,000,000
      May 28, 2006
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
      May 29, 2006
         through                    ---                      ---                         ---                   $50,000,000
      July 2, 2006
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
          Total              2,268 Class B(2)               $16.70                       ---                   $50,000,000

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------

(1) On May 11, 2006, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2007 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock, Series 1. During the third fiscal quarter of 2005, we repurchased one share of Class A Common Stock and two shares of Class B Common Stock, Series 1. No transactions were effected under our stock repurchase program during the second fiscal quarter of 2006.
(2) Reflects an aggregate of 2,268 shares of Class B Common Stock, Series 1, tendered as payment of the exercise price of stock options under the Company's Amended and Restated 1993 Equity Participation Plan. The shares were valued at the closing price of the Class B Common Stock, Series 1, on the date of exercise of the stock options.

     During the second fiscal quarter, $1,604,000 principal amount of our 5% Convertible Notes due 2023 were converted in accordance with the indenture for such notes. In connection with such conversion we issued 25,000 shares of Class A Common Stock and 50,000 shares of Class B Common Stock, Series 1 prior to July 2, 2006 and 15,100 shares of Class A Common Stock and 30,200 shares of Class B Common Stock, Series 1 subsequent to July 2, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 7, 2006, we held our Annual Meeting of Stockholders. As previously announced, at the Annual Meeting Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Edward P. Garden, Joseph A. Levato, Gregory H. Sachs, David E. Schwab II, Raymond S. Troubh, Gerald Tsai, Jr., Russell V. Umphenour, Jr. and Jack G. Wasserman were elected to serve as Directors. Stockholders also approved Proposal 2, an amendment to the Company's Amended and Restated 2002 Equity Participation Plan as described in the proxy statement, and Proposal 3, ratifying the appointment of Deloitte & Touche LLP as our independent registered public accountants.

     The voting on the above matters is set forth below:

Nominee                            Votes For                    Votes Withheld

Nelson Peltz                       31,414,540.0                 351,701.0
Peter W. May                       31,476,822.0                 289,419.0
Hugh L. Carey                      31,476,378.0                 289,863.0
Clive Chajet                       31,087,967.0                 678,274.0
Edward P. Garden                   31,445,777.0                 320,464.0
Joseph A. Levato                   30,515,967.0               1,247,274.0
Gregory H. Sachs                   31,443,764.0                 322,477.0
David E. Schwab II                 31,087,507.0                 678,734.0
Raymond S. Troubh                  30,643,164.0               1,123,077.0
Gerald Tsai, Jr.                   30,922,219.0                 844,022.0
Russell V. Umphenour, Jr.          30,992,798.0                 773,443.0
Jack G. Wasserman                  31,123,413.0                 642,828.0

Proposal     2 - There were 24,617,588 votes for, 2,866,666 votes against and 397,441 abstentions. There were 3,884,546 broker non-votes for this item.
Proposal     3 - There were 31,655,855 votes for, 83,918 votes against and
                 26,468 abstentions. There were no broker non-votes for this item.

Item 5.  Other Information.

Potential Corporate Restructuring; Declaration of Special Dividend

     As previously reported in our Form 10-K, we are continuing to explore the feasibility, as well as the risks and opportunities, of a corporate restructuring that may involve the spin-off to our stockholders or other disposition of our ownership interest in Deerfield, our alternative asset management business. In connection with the potential restructuring, on January 26, 2006, in addition to our regular quarterly dividends, we announced our intention to declare and pay during 2006 special cash dividends aggregating $0.45 per share on each outstanding share of our Class A Common Stock and Class B Common Stock, Series 1, the first installment of which, in the amount of $0.15 per share, was paid on March 1, 2006 and the second installment of which, in the amount of $0.15 per share, was paid on July 14, 2006 to holders of record on June 30, 2006. Although it is currently contemplated that the third and final installment of such special cash dividends aggregating $0.15 per share on each outstanding share of our Class A Common Stock and Class B Common Stock will be paid in the fourth fiscal quarter of 2006, the declaration and payment of such additional special cash dividends is subject to applicable law, will be made at the discretion of our Board of Directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors, including whether such future installments of the special dividends will result in a material adjustment to the conversion price of the Notes. Accordingly, there can be no assurance that such third and final installment of such additional special cash dividends will be declared or paid, or of the amount or timing of such dividends, if any. Options for our other non-restaurant assets and liabilities are also under review and could include the allocation of these other assets and liabilities between our two businesses (Arby's and Deerfield) and/or additional special dividends or distributions to shareholders.

     If we proceed with a restructuring, various arrangements relating to the separation of the affected businesses would be necessary, the terms of which would depend on the nature of the restructuring. We also have employment agreements and severance arrangements with certain of our executive officers and corporate employees. A restructuring could also entail significant severance or contractual settlement payments under these agreements and arrangements. In the case of certain of our executive officers, any payments will be subject to negotiation and approval by a special committee comprised of independent members of our Board of Directors. There can be no assurance that the corporate restructuring will occur or of the form, terms or timing of such restructuring if it does occur. Other than as described herein, as of the date hereof, the Board of Directors has not reached any definitive conclusions concerning the scope, benefits or timing of the corporate restructuring.

Regular Quarterly Cash Dividends

     On August 10, 2006 our Board of Directors approved the payment of regular quarterly cash dividends of $0.08 per share on our Class A Common Stock and $0.09 per share on our Class B Common Stock, Series 1. The record date for the regular quarterly cash dividends is September 1, 2006 and the payment date is September 15, 2006. While the Certificate of Designation for the Class B Common Stock, Series 1 provides that the Class B Common Stock, Series 1 is entitled, through September 4, 2006, to receive regular quarterly cash dividends that are at least 110% of any regular quarterly cash dividends that are paid on the Class A Common Stock, on August 10, 2006 our Board determined that until December 31, 2006 the Company will continue to pay regular quarterly cash dividends at that higher rate on the Class B Common Stock, Series 1, if any regular quarterly cash dividends are paid on our Class A Common Stock. Our Board of Directors has not yet made any determination of the relative amounts of any regular quarterly cash dividends that will be paid on the Class A Common Stock and Class B Common Stock, Series 1 after December 31, 2006. There can be no assurance that any additional regular quarterly cash dividends will be declared or paid, or of the amount or timing of such dividends, if any.

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

10.1 Amendment and Waiver No. 1, dated as of May 1, 2006 to that certain Credit Agreement dated as of July 25, 2005 among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents. *

10.2 Employment Agreement dated April 13, 2006 between Arby's Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).

10.3 Letter Agreement dated April 14, 2006 between Arby's Restaurant Group, Inc. and Douglas N. Benham, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).

10.4.Letter  Agreement  dated  April 28,  2006  between  Triarc  and  Francis T.
     McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 2, 2006 (SEC file no. 1-2207).

10.5 Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 7, 2006 (SEC file no. 1-2207).

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

                                         TRIARC COMPANIES, INC.
                                         (Registrant)


Date:  August 11, 2006                   By:/s/FRANCIS T. MCCARRON
                                         --------------------------------------
                                            Francis T. McCarron
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Company)


Date:  August 11, 2006                   By: /s/ FRED H. SCHAEFER
                                         --------------------------------------
                                             Fred H. Schaefer
                                             Senior Vice President and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

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

10.1 Amendment and Waiver No. 1, dated as of May 1, 2006 to that certain Credit Agreement dated as of July 25, 2005 among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents. *

10.2 Employment Agreement dated April 13, 2006 between Arby's Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).

10.3 Letter Agreement dated April 14, 2006 between Arby's Restaurant Group, Inc. and Douglas N. Benham, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).

10.4.Letter  Agreement  dated  April 28,  2006  between  Triarc  and  Francis T.
     McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 2, 2006 (SEC file no. 1-2207).

10.5 Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 7, 2006 (SEC file no. 1-2207).

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

                                                                   Exhibit 10.1


                           AMENDMENT AND WAIVER NO. 1


          AMENDMENT AND WAIVER N0. 1 (this "Amendment"), dated as of May 1, 2006, to that certain CREDIT AGREEMENT (the "Credit Agreement;" terms used herein without definition herein having the meanings assigned thereto therein), dated as of July 25, 2005, among ARBY'S RESTAURANT GROUP, INC., a Delaware corporation ("Borrower"), ARBY'S RESTAURANT HOLDINGS, LLC, a Delaware limited liability company ("Co-Borrower" and, together with Borrower, "Borrowers"),
TRIARC RESTAURANT HOLDINGS, LLC, a Delaware limited liability company, the Lenders, the Issuers, CITICORP NORTH AMERICA, INC., as administrative agent for the Lenders and the Issuers (in such capacity, the "Administrative Agent") and as collateral agent for the Secured Parties (in such capacity, the "Collateral Agent"), BANK OF AMERICA, N.A. and CREDIT SUISSE, CAYMAN ISLANDS BRANCH, as co-syndication agents for the Lenders and the Issuers, and Wachovia Bank, National Association, SunTrust Bank and GE CAPITAL FRANCHISE FINANCE CORPORATION, as co-documentation agents for the Lenders and the Issuers.


                              W I T N E S S E T H :
                               - - - - - - - - - -

          WHEREAS,  the Borrower has  requested  additional  time to comply with
Section 6.1 of the Credit Agreement with respect to the Fiscal Year ended January 1, 2006;

          WHEREAS, pursuant to Section 11.1 of the Credit Agreement the Lenders desire to enter into this Amendment;

          NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

          SECTION One - Waiver. Subject to the satisfaction of the conditions set forth in Section Three hereof, the Borrower need not furnish the items required by Sections 6.1(b), 6.1(c) and 6.1(d) with respect to the Fiscal Year ended January 1, 2006 until 135 days after the end of such Fiscal Year.

          SECTION Two - Amendment. Subject to the satisfaction of the conditions set forth in Section Three hereof:

          (a) Section 6.1(a) of the Credit Agreement is amended in its entirety to read as follows:

          Quarterly Reports. Within 60 days after the end of each of the first three Fiscal Quarters of each Fiscal Year (or within three Business Days following such earlier date on which Co-Borrower, Parent or Borrower is required to file a Form 10-Q under the Exchange Act), financial information regarding Borrower and its Subsidiaries consisting of Consolidated unaudited balance sheets of Borrower and its Subsidiaries as of the close of such quarter and the related statements of income and cash flow for such quarter and that portion of the Fiscal Year ending as of the close of such quarter setting forth in comparative form the figures for the corresponding period in the prior year (provided that Borrower shall not be required to provide comparative figures for any such corresponding period ended prior to September 30, 2005), and budgeted amounts, in each case (other than budgeted amounts) certified by a Responsible Officer of Borrower as fairly presenting in all material respects the Consolidated financial position of Borrower and its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the periods indicated in accordance with GAAP (subject to the absence of footnote disclosure and normal year-end audit adjustments). In addition, Borrower shall provide a separate schedule displaying a consolidating balance sheet and statements of income and cash flows separating out Co-Borrower, Parent, Borrower and each Unrestricted Subsidiary (which shall be required only if Borrower has, or during such Fiscal Quarter had, any Unrestricted Subsidiaries) certified by a Responsible Officer of Borrower as fairly presenting in all material respects the information set forth therein in a manner consistent with Borrower's internal consolidating schedules that support the Consolidated financial statements of Borrower referred to above.

          (b) Section 6.1(b) of the Credit Agreement is amended in its entirety to read as follows:

          Annual Reports. Within 120 days after the end of each Fiscal Year (or within three Business Days following such earlier date on which Co-Borrower, Parent or Borrower is required to file a Form 10-K under the Exchange Act), financial information regarding Borrower and its Subsidiaries consisting of Consolidated balance sheets of Borrower and its Subsidiaries as of the end of such year and related statements of income and cash flows of Borrower and its Subsidiaries for such Fiscal Year, and notes thereto, all prepared in accordance with GAAP and audited, without qualification, by Borrower's Accountants, together with the report of such accounting firm stating that (i) such Financial Statements fairly present in all material respects the Consolidated financial position of Borrower and its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the periods indicated in accordance with GAAP applied on a basis consistent with prior years (except for changes with which Borrower's Accountants shall concur and that shall have been disclosed in the notes to the Financial Statements) and (ii) the examination by Borrower's Accountants in connection with such Consolidated Financial Statements has been made in accordance with generally accepted auditing standards. In addition, Borrower shall provide a separate schedule displaying a consolidating balance sheet and statements of income and cash flows separating out Co-Borrower, Parent, Borrower and each Unrestricted Subsidiary (if Borrower has, or during such Fiscal Year had, any Unrestricted Subsidiaries) certified by a Responsible Officer of Borrower as fairly presenting in all material respects the information set forth therein in a manner consistent with Borrower's internal consolidating schedules that support the Consolidated financial statements of Borrower referred to above.

          SECTION Three - Conditions to Effectiveness. This Amendment shall become effective when, and only when, the Administrative Agent shall have received counterparts of this Amendment executed by the Borrowers and consents to this Amendment executed by the Requisite Lenders. The effectiveness of this Amendment (other than Sections Six, Seven and Eight hereof) is conditioned upon the accuracy of the representations and warranties set forth in Section Four hereof. This Amendment, when effective shall be deemed effective as of April 21, 2006.

          SECTION Four - Representations and Warranties; Covenants. In order to induce the Lenders to enter into this Amendment, the Borrowers represent and warrant to each of the Lenders and the Agents that after giving effect to this Amendment, (x) no Default or Event of Default has occurred and is continuing under the Credit Agreement; and (y) the representations and warranties made by the Borrowers in the Credit Agreement are true and correct in all material respects (except that any representation or warranty that is qualified as to "materiality" or "Material Adverse Effect" is true and correct in all respects) on and as of the date hereof with the same force and effect as if made on and as of the date hereof (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date).

          SECTION Five - Reference to and Effect on the Credit Agreement. On and after the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof" or words of like import referring to the Credit Agreement shall mean and be a reference to the Credit Agreement, as amended by this Amendment. The Credit Agreement as specifically amended by this amendment is and shall continue to be in full force and effect and is hereby in all respects ratified and confirmed. The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as an amendment or waiver of any right, power or remedy of any Lender or any Agent under the Credit Agreement, nor constitute an amendment or waiver of any provision of the Credit Agreement.

          SECTION Six - Costs, Expenses and Taxes. The Borrowers agree to pay all reasonable costs and expenses of the Agents in connection with the preparation, execution and delivery of this Amendment (including, without limitation, the reasonable fees and expenses of Cahill Gordon & Reindel LLP), if any, in accordance with the terms of Section 11.3 of the Credit Agreement.

          SECTION Seven - Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment by facsimile shall be effective as delivery of a manually executed counterpart of this Amendment.

          SECTION Eight - Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first above written.

                    ARBY'S RESTAURANT GROUP, INC.,
                    as Borrower


                    By: /s/TODD WEYHRICH
                    --------------------------------------
                    Name: Todd Weyhrich
                    Title: Chief Financial Officer


                    ARBY'S RESTAURANT HOLDINGS, LLC,
                    as Co-Borrower


                    By: /s/TODD WEYHRICH
                    ---------------------------------------
                    Name: Todd Weyhrich
                    Title: Chief Financial Officer


                    CITICORP NORTH AMERICA, INC.,
                    as Administrative Agent


                    By: /s/ROB ZIEMER
                    --------------------------------------
                    Name: Rob Ziemer
                    Title: Vice President


                    ACA CLO 2005-1, Limited

                    ACA Management, LLC as
                    Investment Advisor
                    As a Lender

                    By: /s/VINCENT INGATO
                    --------------------------------------
                    Name: Vincent Ingato
                    Title: Managing Director


                    AMMC CDO II, LIMITED
                    By: American Money Management Corp.,
                    as Collateral Manager

                    By: /s/CHESTER M. ENG
                    -------------------------------------
                    Name: Chester M. Eng
                    Title: Senior Vice President


                    AMMC CLO III, LIMITED
                    By: American Money Management Corp.,
                    as Collateral Manager

                    By: /s/CHESTER M. ENG
                    ------------------------------------
                    Name: Chester M. Eng
                    Title: Senior Vice President


                    AMMC CLO IV, LIMITED
                    By: American Money Management Corp.,
                    as Collateral Manager

                    By: /s/CHESTER M. ENG
                    --------------------------------------
                    Name: Chester M. Eng
                    Title: Senior Vice President

                    AMMC CLO V, LIMITED
                    By: American Money Management Corp.,
                    as Collateral Manager

                    By: /s/CHESTER M. ENG
                    ------------------------------------
                    Name: Chester M. Eng
                    Title: Senior Vice President


                    AVENUE CLO FUND, LIMITED

                    AVENUE CLO II, LIMITED
                    as a Lender

                    By: /s/RICHARD D'ADDARIO
                    ------------------------------------
                    Name: Richard D'Addario
                    Title: Senior Portfolio Manager


                    BALLANTYNE FUNDING LLC
                    As a Lender

                    By: /s/CHRISTINA L. RAMSEUR
                    --------------------------------------
                    Name: Christina L. Ramseur
                    Title: Assistant Vice President


                    BANK OF AMERICA, N.A.
                    As a Lender

                    By: /s/JAY R. GOLDSTEIN
                    ------------------------------------
                    Name: Jay R. Goldstein
                    Title: Principal


                    CROSS CREEK FUNDING LLC
                    As a Lender

                    By: /s/CHRISTINA L. RAMSEUR
                    --------------------------------------
                    Name: Christina L. Ramseur
                    Title: Assistant Vice President


                    BLUE MOUNTAIN CLO LTD.
                    As a Lender

                    By: /s/CHARLES KOBOYASHI
                    ------------------------------------
                    Name: Charles Koboyashi
                    Title: Director


                    ATLAS LOAN FUNDING (Navigator), LLC
                    By: Atlas Capital Funding, Ltd.
                    By: Structured Asset Investors, LLC
                    Its Investment Manager

                    By: /s/DIANA M. HIMES
                    ------------------------------------
                    Name: Diana M. Himes
                    Title: Associate


                    ATLAS LOAN FUNDING 2, LLC
                    By: Atlas Capital Funding, Ltd.
                    By: Structured Asset Investors, LLC
                    Its Investment Manager

                    By: /s/DIANA M. HIMES
                    -------------------------------------
                    Name: Diana M. Himes
                    Title: Associate


                    CPL CBNA LOAN FUNDING LLC, for
                    itself or as agent for
                    CPL CFPI LOAN FUNDING, LLC,
                    As a Lender

                    By: /s/ROY HYKAL
                    ------------------------------------
                    Name: Roy Hykal
                    Title: Attorney-in-fact


                    WB LOAN FUNDING 4, LLC


                    By: /s/DIANA M. HIMES
                    ------------------------------------
                    Name: Diana M. Himes
                    Title: Associate


                    WHITNEY CLO I, LTD.
                    As a Lender

                    By: /s/JOHN M. CAMPARIAN
                    -------------------------------------
                    Name: John M. Camparian
                    Title: Chief Operating Officer
                           (Manager)
                           Central Pacific, LLC


                    CITICORP NORTH AMERICA INC.
                    As a Lender

                    By: /s/PETER BENOIST
                    ------------------------------------
                    Name: Peter Benoist
                    Title: Vice President


                    COMMERZBANK AG, New York and Grand Cayman Branches, As a Lender

                    By: /s/ISABEL S. ZEISSIG
                    ------------------------------------
                    Name: Isabel S. Zeissig
                    Title: Vice President

                    By: /s/CHARLES W. POLET
                    -----------------------------------
                    Name: Charles W. Polet
                    Title: Assistant Treasurer


                    ATRIUM CDO
                    As a Lender

                    By: /s/LINDA R. KARN
                    ------------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    ATRIUM IV
                    As a Lender

                    By: /s/LINDA R. KARN
                    ------------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    ATRIUM V
                    As a Lender

                    By: /s/LINDA R. KARN
                    ------------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    CASTLE GARDEN FUNDING
                    As a Lender

                    By: /s/LINDA R. KARN
                    -----------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    CREDIT SUISSE INTERNATIONAL
                    As a Lender

                    By: /s/Authorized Signatory
                    ------------------------------
                    Name:
                    Title:

                    By: /s/STEVE MARTIN
                    ----------------------------------
                    Name: Steve Martin
                    Title: Vice President


                    CREDIT SUISSE, CAYMAN ISLANDS
                    As a Lender

                    By: /s/BILL O'DALY
                    ------------------------------------
                    Name: Bill O'Daly
                    Title: Director

                    By: /s/RIANKA MOHAN
                    -----------------------------------
                    Name: Rianka Mohan
                    Title: Associate


                    CSAM FUNDING II
                    As a Lender

                    By: /s/LINDA R. KARN
                    -----------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    MADISON PARK FUNDING II, LTD.
                    As a Lender

                    By: /s/LINDA R. KARN
                    -----------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    MADISON PARK FUNDING III, LTD.
                    As a Lender

                    By: /s/LINDA R. KARN
                    ------------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    ROBSON TRUST
                    As a Lender

                    By: /s/LINDA R. KARN
                    ------------------------------------
                    Name: Linda R. Karn
                    Title: Authorized Signatory


                    CYPRESSTREE CLAIF FUNDING LLC
                    As a Lender

                    By: /s/CHRISTINA L. RAMSEUR
                    ---------------------------------------
                    Name: Christina L. Ramseur
                    Title: Assistant Vice President


                    HEWETT'S ISLAND CLO III, LTD.
                    By: CypressTree Investment Management
                    Company, Inc.,
                    As Portfolio Manager

                    By: /s/ROBERT WEEDEN
                    ------------------------------------
                    Name: Robert Weeden
                    Title: Managing Director


                    INVESTORS BANK & TRUST COMPANY
                    AS SUB-CUSTODIAN AGENT OF
                    CYPRESSTREE INTERNATIONAL LOAN
                    HOLDING COMPANY LIMITED

                    By: /s/MARTHA HADELER
                    ------------------------------------
                    Name: Martha Hadeler
                    Title: Managing Director

                    By: /s/ROBERT WEEDEN
                    ------------------------------------
                    Name: Robert Weeden
                    Title: Managing Director


                    DUANE STREET CLO 1, LTD.
                    By: DiMaio Ahmad Capital LLC,
                    As Collateral Manager

                    By: /s/PAUL TRAVERS
                    ------------------------------------
                    Name: Paul Travers
                    Title: Managing Director


                    BALLYROCK CLO III LIMITED
                    By: BALLYROCK INVESTMENT
                    ADVISORS LLC,
                    As Collateral Manager

                    By: /s/LISA RYMUT
                    ------------------------------------
                    Name: Lisa Rymut
                    Title: Assistant Treasurer


                    FIDELITY ADVISOR SERIES II:
                    FIDELITY ADVISOR FLOATING RATE
                    HIGH INCOME FUND
                    As a Lender

                    By: /s/JOHN H. COSTELLO
                    ------------------------------------
                    Name: John H. Costello
                    Title: Assistant Treasurer


                    FIDELITY CENTRAL INVESTMENT
                    PORTFOLIOS LLC: FIDELITY FLOATING
                    RATE CENTRAL INVESTMENT PORTFOLIO
                    As a Lender

                    By: /s/JOHN H. COSTELLO
                    ------------------------------------
                    Name: John H. Costello
                    Title: Assistant Treasurer


                    NANTUCKET CLO I LTD
                    By: Fortis Investment Management USA, Inc.,
                    As Attorney-in-Fact
                    As a Lender

                    By: /s/JEFFREY MAGAR
                    ------------------------------------
                    Name: Jeffrey Magar
                    Title: Vice President


                    BLUE SHIELD OF CALIFORNIA

                    As a Lender

                    By: /s/DAVID ARDINI
                    -----------------------------------
                    Name: David Ardini
                    Title: Vice President


                    FRANKLIN CLO II, LIMITED
                    As a Lender

                    By: /s/DAVID ARDINI
                    -----------------------------------
                    Name: David Ardini
                    Title: Vice President


                    FRANKLIN CLO IV, LIMITED
                    As a Lender

                    By: /s/DAVID ARDINI
                    ------------------------------------
                    Name: David Ardini
                    Title: Vice President


                    FRANKLIN CLO V, LTD
                    As a Lender

                    By: /s/DAVID ARDINI
                    ------------------------------------
                    Name: David Ardini
                    Title: Vice President


                    FRANKLIN FLOATING RATE
                    DAILY ACCESS FUND
                    As a Lender

                    By: /s/RICHARD HSU
                    ------------------------------------
                    Name: Richard Hsu
                    Title: Vice President


                    FRANKLIN FLOATING RATE
                    MASTER SERIES
                    As a Lender

                    By: /s/RICHARD HSU
                    -----------------------------------
                    Name: Richard Hsu
                    Title: Vice President


                    GE CAPITAL FRANCHISE FINANCE
                    CORPORATION
                    As a Lender

                    By: /s/GAVRAV RANIWALA
                    ------------------------------------
                    Name: Gavrav Raniwala
                    Title: Authorized Signatory


                    GREENWICH INTERNATIONAL LTD.
                    As a Lender

                    By: /s/KEVIN CAVANAUGH
                    ------------------------------------
                    Name: Kevin Cavanaugh
                    Title: Senior Vice President


                    GSC PARTNERS CDO FUND IV, LIMITED
                    As a Lender

                    By: GSCP (NJ), L.P., as Collateral Manager

                    By: /s/SETH KATZENSTEIN
                    ------------------------------------
                    Name: Seth Katzenstein
                    Title: Authorized Signatory
                    GSC Partners


                    GSC PARTNERS CDO FUND VI, LIMITED
                    As a Lender

                    By: GSCP (NJ), L.P., as Collateral Manager

                    By: /s/SETH KATZENSTEIN
                    ------------------------------------
                    Name: Seth Katzenstein
                    Title: Authorized Signatory GSC Partners


                    GSC PARTNERS CDO FUND VII, LIMITED
                    As a Lender

                    By: GSCP (NJ), L.P., as Collateral Manager

                    By: /s/SETH KATZENSTEIN
                    ------------------------------------
                    Name: Seth Katzenstein
                    Title: Authorized Signatory
                           GSC Partners


                    GSC CAPITAL CORP. LOAN FUNDING 2005-1,
                    As a Lender

                    By: GSCP (NJ), L.P., as Collateral Manager

                    By: /s/SETH KATZENSTEIN
                    ------------------------------------
                    Name: Seth Katzenstein
                    Title: Authorized Signatory
                    GSC Partners


                    HARCH CLO II LIMITED
                    As a Lender


                    By: /s/MICHAEL E. LEWITT
                    ------------------------------------
                    Name: Michael E. Lewitt
                    Title: Authorized Signatory


                    ING CAPITAL LLC
                    As a Lender

                    By: /s/LINA A. GARCIA
                    -----------------------------------
                    Name: Lina A. Garcia
                    Title: Vice President


                    AIM FLOATING RATE FUND
                    By: INVESCO Senior Secured Management, Inc.
                    As Sub-Adviser

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    ALZETTE EUROPEAN CLO S.A.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    CHAMPLAIN CLO, LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    CHARTER VIEW PORTFOLIO
                    By: INVESCO Senior Secured Management, Inc.
                    As Investment Advisor

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    DIVERSIFIED CREDIT PORTFOLIO LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Investment Advisor

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    INVESCO EUROPEAN CDO I.S.A.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    KATONAH V, LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Investment Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    LOAN FUNDING IX LLC, for itself or as agent for Corporate Loan Funding IX LLC
                    By: INVESCO Senior Secured Management, Inc.
                    As Portfolio Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    MOSELLE CLO S.A.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    NAUTIQUE FUNDING LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    PETRUSSE EUROPEAN CLO S.A.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory

                    SAGAMORE CLO LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    SARATOGA CLO I, LIMITED
                    By: INVESCO Senior Secured Management, Inc.
                    As the Asset Manager

                    By: /s/THOMAS H.B. EWALD
                    ------------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    SEQUILS-LIBERTY, LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    -----------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    KATONAH VII CLO LTD.
                    As a Lender

                    By: /s/DANIEL GILLIGAN
                    ------------------------------------
                    Name: Daniel Gilligan
                    Title: Authorized Officer
                    Katonah Debt Advisors, LLC
                    As Manager


                    KATONAH VIII CLO LTD.
                    As a Lender

                    By: /s/DANIEL GILLIGAN
                    ------------------------------------
                    Name: Daniel Gilligan
                    Title: Authorized Officer
                    Katonah Debt Advisors, LLC
                    As Manager


                    Sparks CFPI Loan Funding LLC

                    By: /s/ROY HYKAL
                    ------------------------------------
                    Name: Roy Hykal
                    Title: Attorney-in-fact


                    Premium Loan Trust I, Ltd.
                    Light Point CLO III, Ltd.
                    Light Point CLO IV, Ltd.
                    Light Point CLO V, Ltd.
                    As a Lender

                    By: /s/TIMOTHY S. VAN KIRK
                    ------------------------------------
                    Name: Timothy S. Van Kirk
                    Title: Managing Director


                    Latitude CLO I, Ltd.
                    As a Lender

                    By: /s/CHAUNCEY LUFKIN
                    ------------------------------------
                    Name: Chauncey Lufkin


                    LCM I LIMITED PARTNERSHIP
                    By: Lyon Capital Management LLC,
                    As Collateral Manager
                    As a Lender

                    By: /s/ALEXANDER B. KENNA
                    --------------------------------------
                    Name: Lyon Capital Management LLC
                    Alexander B. Kenna
                    Portfolio Manager


                    LCM II LIMITED PARTNERSHIP
                    By: Lyon Capital Management LLC,
                    As Collateral Manager
                    As a Lender

                    By: /s/ALEXANDER B. KENNA
                    --------------------------------------
                    Name: Lyon Capital Management LLC
                    Alexander B. Kenna
                    Portfolio Manager


                    LCM III, Ltd.
                    By: Lyon Capital Management LLC,
                    As Collateral Manager
                    As a Lender

                    By: /s/ALEXANDER B. KENNA
                    --------------------------------------
                    Name: Lyon Capital Management LLC
                    Alexander B. Kenna
                    Portfolio Manager


                    LCM IV, Ltd.
                    By: Lyon Capital Management LLC,
                    As Collateral Manager
                    As a Lender

                    By: /s/ALEXANDER B. KENNA
                    ---------------------------------------
                    Name: Lyon Capital Management LLC
                    Alexander B. Kenna
                    Portfolio Manager


                    Venture CDO 2002,
                    Limited By its
                    investment advisor,
                    MJX Asset Management
                    LLC As a Lender

                    By: /s/HANS L. CHRISTENSEN
                    ------------------------------------
                    Name: Hans L. Christensen
                    Title: Chief Investment Officer


                    Venture II CDO 2002,
                    Limited By its
                    investment advisor,
                    MJX Asset Management
                    LLC As a Lender

                    By: /s/HANS L. CHRISTENSEN
                    ------------------------------------
                    Name: Hans L. Christensen
                    Title: Chief Investment Officer


                    Venture III CDO
                    Limited By its
                    investment advisor,
                    MJX Asset Management
                    LLC As a Lender

                    By: /s/HANS L. CHRISTENSEN
                    ------------------------------------
                    Name: Hans L. Christensen
                    Title: Chief Investment Officer


                    Venture IV CDO
                    Limited By its
                    investment advisor,
                    MJX Asset Management
                    LLC As a Lender

                    By: /s/HANS L. CHRISTENSEN
                    ------------------------------------
                    Name: Hans L. Christensen
                    Title: Chief Investment Officer


                    Venture V CDO
                    Limited By its
                    investment advisor,
                    MJX Asset Management
                    LLC As a Lender

                    By: /s/HANS L. CHRISTENSEN
                    ------------------------------------
                    Name: Hans L. Christensen
                    Title: Chief Investment Officer

                    Vista Leveraged Income Fund
                    By its investment advisor,
                    MJX Asset Management LLC
                    As a Lender

                    By: /s/HANS L. CHRISTENSEN
                    ------------------------------------
                    Name: Hans L. Christensen
                    Title: Chief Investment Officer



                    Addison CDO, Limited
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Fairway Loan Funding Company
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Global Enhanced Loan Fund S.A.
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Loan Funding III LLC
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director

                    PIMCO Floating Rate Income Fund
                    By: Pacific Investment Management Company LLC, as its Investment Advisor, acting through Investors
                    Fiduciary Trust
                    Company in the Nominee Name of IFTCO

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    PIMCO Floating Rate Strategy Fund
                    By: Pacific Investment Management Company LLC, as its Investment Advisor, acting through Investors
                    Fiduciary Trust
                    Company in the Nominee Name of IFTCO

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    SEQUILS-MAGNUM, LTD.
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Southport CLO, Limited
                    By: Pacific Investment Management Company LLC, as its Investment Advisor


                    By: /s/MOHAN V. PHANSALKAR
                    ----------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Waveland - INGOTS, LTD.
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Wrigley CDO, Ltd.
                    By: Pacific Investment Management Company LLC, as its Investment Advisor

                    By: /s/MOHAN V. PHANSALKAR
                    ---------------------------------------
                    Name: Mohan V. Phansalkar
                    Title: Managing Director


                    Vernizs CLO II, Ltd.
                    as a Lender

                    By: /s/JOHN RANDOLPH WATKINS
                    -------------------------------------------
                    Name: John Randolph Watkins
                    Title: Executive Director


                    HUDSON STRAITS CLO 2004, LTD.
                    By: GSO Capital Partners LP
                    as Collateral Manager

                    By: /s/LEE M. SHAIMAN
                    ----------------------------------
                    Name: Lee M. Shaiman
                    Title: Authorized Signatory


                    Sun Life Assurance Company of Canada (US)
                    By: GSO Capital Partners LP as Sub-Advisor

                    By: /s/LEE M. SHAIMAN
                    ----------------------------------
                    Name: Lee M. Shaiman
                    Title: Authorized Signatory


                    SunTrust Bank
                    As a Lender

                    By: /s/SUSAN M. HALL
                    ----------------------------
                    Name: Susan M. Hall
                    Title: Managing Director


                    AVALON CAPITAL LTD. 3
                    By: INVESCO Senior Secured Management, Inc.
                    As Asset Manager

                    By: /s/THOMAS H.B. EWALD
                    ----------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    BELHURST CLO LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Collateral Manager

                    By: /s/THOMAS H.B. EWALD
                    ----------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    CHARTER VIEW PORTFOLIO
                    By: INVESCO Senior Secured Management, Inc.
                    As Investment Advisor

                    By: /s/THOMAS H.B. EWALD
                    ----------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


                    DIVERSIFIED CREDIT PORTFOLIO LTD.
                    By: INVESCO Senior Secured Management, Inc.
                    As Investment Advisor

                    By: /s/THOMAS H.B. EWALD
                    ----------------------------------
                    Name: Thomas H.B. Ewald
                    Title: Authorized Signatory


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


Date:  August 11, 2006

                                  /s/ NELSON PELTZ
                                  -------------------------------
                                  Nelson Peltz
                                  Chairman and Chief Executive Officer

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


Date:  August 11, 2006
                               /s/ FRANCIS T. MCCARRON
                               -----------------------------
                               Francis T. McCarron
                               Executive Vice President
                                 and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 11, 2006
                                     /s/ NELSON PELTZ
                                     -----------------------------------
                                     Nelson Peltz
                                     Chairman and Chief Executive Officer



Dated:   August 11, 2006
                                    /s/ FRANCIS T. MCCARRON
                                    ------------------------------------
                                    Francis T. McCarron
                                    Executive Vice President and Chief
                                    Financial Officer



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