Form 10-Q
period 2006-10-01
TRIARC COMPANIES INC
filed 2006-11-13
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

                                          Yes  [  ]         No   [X]

     There were 27,913,475 shares of the registrant's Class A Common Stock and 61,002,156 shares of the registrant's Class B Common Stock outstanding as of October 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          January 1,          October 1,
                                                                                           2006 (A)              2006
                                                                                           -------               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   202,840          $   222,433
     Restricted cash equivalents.......................................................    344,060               11,193
     Short-term investments pledged as collateral......................................    556,492                9,722
     Other short-term investments......................................................    214,827              102,072
     Investment settlements receivable.................................................    236,060               16,063
     Accounts and notes receivable.....................................................     47,919               29,398
     Inventories.......................................................................     11,101                8,192
     Deferred income tax benefit.......................................................     21,706               17,945
     Prepaid expenses and other current assets.........................................     20,281               22,626
                                                                                       -----------          -----------
        Total current assets...........................................................  1,655,286              439,644
Investments............................................................................     85,086               70,006
Properties.............................................................................    443,857              472,053
Goodwill ..............................................................................    518,328              525,945
Other intangible assets................................................................     75,696               73,389
Deferred costs and other assets........................................................     31,236               28,447
                                                                                       -----------          -----------
                                                                                       $ 2,809,489          $ 1,609,484
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$     8,036          $     5,148
     Current portion of long-term debt.................................................     19,049               22,579
     Accounts payable..................................................................     64,450               50,115
     Investment settlements payable....................................................    124,199                   --
     Securities sold under agreements to repurchase....................................    522,931                   --
     Other liability positions related to short-term investments.......................    457,165                6,308
     Accrued expenses and other current liabilities....................................    152,580              137,688
     Current liabilities relating to discontinued operations...........................     10,449               10,403
                                                                                       -----------          -----------
        Total current liabilities......................................................  1,358,859              232,241
Long-term debt.........................................................................    894,527              696,607
Deferred compensation payable to related parties.......................................     33,959               33,685
Deferred income........................................................................      5,415               15,046
Deferred income taxes..................................................................      9,423                2,987
Minority interests in consolidated subsidiaries........................................     43,426               14,807
Other liabilities......................................................................     68,310               82,413
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                6,067
     Additional paid-in capital........................................................    264,770              331,211
     Retained earnings.................................................................    259,285              200,931
     Common stock held in treasury.....................................................   (130,179)             (20,810)
     Accumulated other comprehensive income............................................      5,451               11,344
     Unearned compensation.............................................................    (12,103)                  --
     Note receivable from non-executive officer........................................       (519)                  --
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    395,570              531,698
                                                                                       -----------          -----------
                                                                                       $ 2,809,489          $ 1,609,484
                                                                                       ===========          ===========

------------------
(A) Derived and reclassified from the audited consolidated financial statements as of January 1, 2006.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended          Nine Months Ended
                                                                     -----------------------     -----------------------
                                                                     October 2,   October 1,     October 2,   October 1,
                                                                        2005         2006           2005         2006
                                                                        ----         ----           ----         ----
                                                                            (In Thousands Except Per Share Amounts)
                                                                                          (Unaudited)
Revenues:
     Net sales.......................................................$206,139     $ 272,708    $ 312,318    $ 802,434
     Royalties and franchise and related fees .......................  21,020        21,403       71,546       61,025
     Asset management and related fees ..............................  13,197        17,766       37,912       48,390
                                                                     --------     ---------    ---------    ---------
                                                                      240,356       311,877      421,776      911,849
                                                                     --------     ---------    ---------    ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization.......... 148,162       197,889      228,389      584,838
     Cost of services, excluding depreciation and amortization.......   4,610         7,313       13,373       18,743
     Advertising and selling.........................................  15,150        19,882       24,160       59,865
     General and administrative, excluding depreciation and
       amortization..................................................  50,113        55,871      119,301      174,801
     Depreciation and amortization, excluding amortization of
       deferred financing costs......................................  10,043        16,299       21,110       44,431
     Facilities relocation and corporate restructuring...............   6,414         2,165        6,414        3,743
     Loss on settlement of unfavorable franchise rights..............  17,024            --       17,024          658
                                                                     --------     ---------    ---------    ---------
                                                                      251,516       299,419      429,771      887,079
                                                                     --------     ---------    ---------    ---------
           Operating profit (loss)................................... (11,160)       12,458       (7,995)      24,770
Interest expense..................................................... (22,081)      (34,426)     (44,818)    (100,048)
Insurance expense related to long-term debt..........................    (531)           --       (2,294)          --
Loss on early extinguishment of debt................................. (35,790)         (194)     (35,790)     (13,671)
Investment income, net...............................................  13,600        23,021       30,276       74,767
Gain on sale of unconsolidated businesses............................     325             3       12,989        2,259
Other income, net....................................................   1,025           318        2,138        5,754
                                                                     --------     ---------    ---------    ---------
           Income (loss) from continuing operations before income
              taxes and minority interests........................... (54,612)        1,180      (45,494)      (6,169)
Benefit from income taxes............................................  14,657           344       11,647        3,578
Minority interests in income of consolidated subsidiaries............  (2,525)         (976)      (6,006)      (6,674)
                                                                     --------     ---------    ---------    ---------
           Income (loss) from continuing operations.................. (42,480)          548      (39,853)      (9,265)
Gain on disposal of discontinued operations..........................      --            --          471           --
                                                                     --------     ---------    ---------    ---------
           Net income (loss).........................................$(42,480)    $     548    $ (39,382)   $  (9,265)
                                                                     ========     =========    =========    =========

Basic and diluted income (loss) per share of Class A common stock and Class B common stock:
           Continuing operations.....................................$   (.58)    $     .01    $    (.59)   $    (.11)
           Discontinued operations...................................      --            --          .01           --
                                                                     --------     ---------    ---------    ---------
           Net income (loss).........................................$   (.58)    $     .01    $    (.58)   $    (.11)
                                                                     ========     =========    =========    =========



     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                            -----------------------------
                                                                                            October 2,         October 1,
                                                                                               2005               2006
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
   Net loss.............................................................................$    (39,382)       $    (9,265)
   Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
      Operating investment adjustments, net (see below).................................    (489,796)           563,706
      Depreciation and amortization of properties.......................................      15,226             37,367
      Amortization of other intangible assets and certain other items...................       5,884              7,064
      Amortization of deferred financing costs and original issue discount..............       2,129              1,633
      Write-off of unamortized deferred financing costs on early extinguishment
        of debt.........................................................................       4,751              4,903
      Share-based compensation provision................................................       5,510             10,803
      Receipt of deferred vendor incentive, net of amount recognized....................          --              8,573
      Minority interests in income of consolidated subsidiaries.........................       6,006              6,674
      Straight-line rent accrual........................................................       1,985              4,557
      Charge for stock issued to induce effective conversion of convertible notes.......          --              3,719
      Deferred income tax benefit.......................................................     (13,072)            (5,395)
      Unfavorable lease liability recognized............................................      (1,048)            (3,651)
      Gain on sale of unconsolidated businesses.........................................     (12,989)            (2,259)
      Equity in undistributed earnings of investees.....................................      (1,629)            (2,078)
      Payment of withholding taxes related to stock compensation........................          --             (1,907)
      Excess tax benefits from share-based payment arrangements.........................          --             (1,424)
      Deferred asset management fees recognized.........................................      (2,621)            (1,400)
      Deferred compensation provision (reversal)........................................       1,625               (274)
      Gain on disposal of discontinued operations.......................................        (471)                --
      Other, net........................................................................       1,919             (2,521)
      Changes in operating assets and liabilities:
          Decrease in accounts and notes receivables....................................      11,061             18,058
          Decrease in inventories.......................................................       1,138              2,872
          Increase in prepaid expenses and other current assets.........................      (5,364)            (1,002)
          Increase (decrease) in accounts payable and accrued expenses and other
            current liabilities.........................................................       1,219            (23,073)
                                                                                        ------------        -----------
               Net cash provided by (used in) continuing operating activities (A).......    (507,919)           615,680
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     456,021           (420,820)
   Capital expenditures.................................................................     (13,813)           (53,276)
   Cost of business acquisitions, less cash acquired and equity consideration...........    (201,146)            (1,824)
   Proceeds from dispositions of assets.................................................         799              7,003
   Collections of notes receivable......................................................       5,000                841
   Transfer from restricted cash equivalents collateralizing long-term debt.............      30,547                 --
   Other, net...........................................................................       1,573               (945)
                                                                                        ------------        -----------
               Net cash provided by (used in) continuing investing activities..........      278,981           (469,021)
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
   Proceeds from issuance of term loan in connection with the RTM Acquisition...........     620,000                 --
   Proceeds from issuance of other long term debt and notes payable.....................       5,629             15,946
   Repayments of long-term debt in connection with the RTM Acquisition..................    (480,355)                --
   Repayments of other long-term debt and notes payable.................................     (33,386)           (66,646)
   Dividends paid  .....................................................................     (15,935)           (49,089)
   Net contributions from (distributions to) minority interests in consolidated
     subsidiaries.......................................................................      20,863            (34,696)
   Proceeds from exercises of stock options.............................................       2,941              6,041
   Excess tax benefits from share-based payment arrangements............................          --              1,424
   Deferred financing costs.............................................................     (13,262)                --
                                                                                        ------------        -----------
               Net cash provided by (used in) continuing financing activities...........     106,495           (127,020)
                                                                                        ------------        -----------
Net cash provided by (used in) continuing operations....................................    (122,443)            19,639
                                                                                        ------------        -----------
Net cash provided by (used in) discontinued operations:
   Operating activities.................................................................        (310)               (46)
   Investing activities.................................................................         473                 --
                                                                                        ------------        -----------
                                                                                                 163                (46)
                                                                                        ------------        -----------
Net increase (decrease) in cash and cash equivalents....................................    (122,280)            19,593
Cash and cash equivalents at beginning of period........................................     367,992            202,840
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    245,712        $   222,433
                                                                                        ============        ===========


                    TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  Nine Months Ended
                                                                                          -------------------------------
                                                                                          October 2,           October 1,
                                                                                             2005                 2006
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Detail of cash flows related to investments:
   Operating investment adjustments, net:
      Cost of trading securities purchased..............................................$ (1,958,726)       $(6,831,622)
      Proceeds from sales of trading securities and net settlements of trading
        derivatives.....................................................................   1,470,495          7,399,884
      Net recognized losses from trading securities, derivatives and short positions
        in securities...................................................................       2,288              3,034
      Other net recognized gains, net of other than temporary losses....................      (4,257)            (7,766)
      Other.............................................................................         404                176
                                                                                        ------------        -----------
                                                                                        $   (489,796)       $   563,706
                                                                                        ============        ===========
   Investing investment activities, net:
      Proceeds from securities sold short...............................................$  1,621,880        $ 8,624,893
      Payments to cover short positions in securities...................................  (1,197,999)        (8,938,649)
      Proceeds from sales of (payments under) repurchase agreements, net................     481,320           (521,356)
      Proceeds from sales and maturities of available-for-sale securities and other
        investments.....................................................................      92,120            157,804
      Cost of available-for-sale securities and other investments purchased.............    (113,075)           (76,379)
      (Increase) decrease in restricted cash collateralizing securities obligations ....    (428,225)           332,867
                                                                                        ------------        -----------
                                                                                        $    456,021        $  (420,820)
                                                                                        ============        ===========

---------------
(A) Net cash used in continuing operating activities for the nine months ended October 2, 2005 reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net proceeds from sales of repurchase agreements. Net cash provided by continuing operating activities for the nine months ended October 1, 2006 reflects the significant net sales of trading securities and net settlements of trading derivatives, the proceeds from which were principally used to cover short positions in securities and make payments under repurchase agreements. All of these purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these condensed consolidated financial statements. Triarc Companies, Inc. (the "Company") effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions, effective September 29, 2006. Accordingly, the Company no longer consolidates the cash flows of the Opportunities Fund subsequent to September 29, 2006. Under accounting principles generally accepted in the United States of America, the net sales (purchases) of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from (payments to cover) securities sold short and the net sales of (payments
     under)   repurchase   agreements  are  reported  in  continuing   investing
     activities.
























     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 1, 2006
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the three-month and nine-month periods and its cash flows for the nine-month periods, set forth in the following paragraph. The results of operations for the three-month and nine-month periods ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company owns a 63.6% capital interest, Deerfield Opportunities Fund, LLC (the "Opportunities Fund") in which the Company owned a 73.7% capital interest prior to the effective redemption of its investment in the Opportunities Fund effective September 29, 2006, and DM Fund, LLC (the "DM Fund") which commenced on March 1, 2005 and in which the Company owns a 69.8% capital interest, report on a calendar year ending on December 31. The Company's first nine months of fiscal 2005 commenced on January 3, 2005 and ended on
October 2, 2005, with its third quarter commencing on July 4, 2005. The Company's first nine months of fiscal 2006 commenced on January 2, 2006 and ended on October 1, 2006, with its third quarter commencing on July 3, 2006. However, Deerfield, the Opportunities Fund through the Company's effective redemption date and the DM Fund are included on a calendar-period basis. The periods from July 4, 2005 to October 2, 2005 and January 3, 2005 to October 2, 2005 are referred to herein as the three-month and nine-month periods ended October 2, 2005, respectively. The periods from July 3, 2006 to October 1, 2006 and January 2, 2006 to October 1, 2006 are referred to herein as the three-month and nine-month periods ended October 1, 2006, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks. The effect of including Deerfield, the Opportunities Fund through the Company's effective redemption date and the DM Fund in the Financial Statements on a calendar-period basis, instead of the Company's fiscal-period basis, was not material to the Company's consolidated financial position or results of operations. All references to quarters, nine-month periods, quarter-end(s) and nine-month period end(s) herein relate to fiscal periods rather than calendar periods, except with respect to Deerfield, the Opportunities Fund and the DM Fund.

     The Company's consolidated financial statements include the accounts of Triarc and its subsidiaries, including the Opportunities Fund through the Company's effective redemption date on September 29, 2006 and the DM Fund. The Company no longer consolidates the accounts of the Opportunities Fund subsequent to September 29, 2006. The amount that had not been received from the Opportunities Fund as of October 1, 2006, aggregating $15,702,000, is classified within "Investment settlements receivable" in the accompanying condensed consolidated balance sheet. The Company has notified the investment manager for the DM Fund of its intent to withdraw its entire investment in the DM Fund by December 29, 2006. Accordingly, assuming this withdrawal is consummated, the Company will no longer consolidate the accounts of the DM Fund subsequent to December 29, 2006.

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

     The allocation of the purchase price of RTM, which remains subject to the resolution of a purchase price adjustment, if any, to the assets acquired and the liabilities assumed at the date of the RTM Acquisition was finalized during the nine-month period ended October 1, 2006 and is summarized as follows (in thousands):

      Current assets............................................................................$   41,732
      Properties................................................................................   318,152
      Goodwill..................................................................................   408,550
      Other intangible assets...................................................................    44,443
      Deferred costs and other assets...........................................................     5,500
      Note receivable from non-executive officer of a subsidiary of the Company reported
        as a reduction of stockholders' equity prior to its settlement..........................       519
                                                                                                ----------
            Total assets acquired...............................................................   818,896
                                                                                                ----------
      Current liabilities, including current portion of long-term debt of $52,379...............   139,213
      Long-term debt............................................................................   249,777
      Deferred income taxes.....................................................................    38,942
      Other liabilities.........................................................................    39,314
                                                                                                ----------
            Total liabilities assumed...........................................................   467,246
                                                                                                ----------
                  Net assets acquired...........................................................$  351,650
                                                                                                ==========

     A reconciliation of the change in goodwill from the preliminary allocation of the purchase price of RTM to the consolidated financial statements in the Form 10-K to the allocation set forth in the preceding table is summarized as follows (in thousands):

      Goodwill related to the RTM Acquisition in estimated preliminary allocation of purchase price at January 1, 2006.......................................................$  397,814
      Adjustments to estimated cost of RTM from a decrease in estimated expenses................       (44)
      Changes to fair values of assets acquired and liabilities assumed, principally as a result of revisions to a preliminary estimated appraisal:
             Decrease in current assets.........................................................       316
             Increase in properties.............................................................    (3,325)
             Increase in other intangible assets................................................      (823)
             Increase in deferred costs and other assets........................................        (4)
             Decrease in current liabilities....................................................    (1,273)
             Increase in long-term debt.........................................................     5,307
             Decrease in deferred income taxes..................................................      (931)
             Increase in other liabilities......................................................    11,513
                                                                                                ----------
                Goodwill related to the RTM Acquisition in final allocation of purchase price at October 1, 2006.....................................................$  408,550
                                                                                                ==========


     The results of operations and cash flows of RTM have been included in the accompanying consolidated statements of operations and cash flows for the full three-month and nine-month periods ended October 1, 2006, and are included in the three-month and nine-month periods ended October 2, 2005 following the July 25, 2005 acquisition date.

     The following supplemental pro forma consolidated summary operating data (the "As Adjusted Data") of the Company for the three-month and nine-month periods ended October 2, 2005 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the RTM Acquisition as if it had been consummated as of January 3, 2005 (in thousands except per share amounts):

                                                                  Three Months Ended             Nine Months Ended
                                                                    October 2, 2005                October 2, 2005
                                                              ---------------------------    ----------------------------
                                                              As Reported     As Adjusted    As Reported      As Adjusted
                                                              -----------     -----------    -----------      -----------

      Revenues................................................$   240,356     $  285,163     $   421,776     $   839,718
      Operating profit (loss).................................    (11,160)        (8,396)         (7,995)         14,674
      Loss from continuing operations.........................    (42,480)       (40,767)        (39,853)        (35,099)
      Net loss................................................    (42,480)       (40,767)        (39,382)        (34,628)
      Basic and diluted loss per share of Class A common
        stock and Class B common stock:
          Continuing operations...............................       (.58)          (.54)           (.59)           (.47)
          Net loss............................................       (.58)          (.54)           (.58)           (.46)

     This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the RTM Acquisition actually been consummated as of January 3, 2005 or of the Company's future results of operations.

Other Restaurant Acquisitions

     During the nine months ended October 1, 2006, the Company completed the acquisitions of the operating assets, net of liabilities assumed, of ten restaurants in two separate transactions. The total estimated consideration for the acquisitions was $4,297,000 consisting of (1) $2,428,000 of cash (excluding $7,000 of cash acquired and including $34,000 for post-closing adjustments), (2) the assumption of $1,808,000 of debt and (3) $61,000 of related estimated expenses. The total consideration for the acquisitions represents $658,000 for the settlement loss from unfavorable franchise rights and $3,639,000 for the aggregate purchase prices. On December 22, 2005, the Company completed the acquisition of the operating assets, net of liabilities assumed, of 15 restaurants (the "Indiana Restaurants") in the Indianapolis and South Bend, Indiana markets from entities controlled by a franchisee. The allocation of the purchase price of the Indiana Restaurants, which remains preliminary and subject to finalization, was adjusted during the nine-month period ended October 1, 2006 resulting in a decrease of $114,000 in goodwill. Due to the relative insignificance of these acquisitions, disclosures of pro forma results of operations and purchase price allocations have not been presented.

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

     The Company's outstanding nonvested stock options have maximum contractual terms of ten years, principally vest ratably over three years and, except for the Replacement Options, were granted at exercise prices equal to the market price of the Company's common stock on the date of grant. The Replacement Options were issued at exercise prices both below and above the market price of the Company's common stock on the date of issuance in accordance with the terms of the RTM Acquisition agreement. The Company's outstanding stock options are exercisable for either (1) a package (the "Package Options") of one share of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") and two shares of the Company's class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares"), (2) one share of Class A Common Stock (the "Class A Options") or (3) one share of Class B Common Stock (the "Class B Options"). The Company's outstanding restricted shares under the Equity Plans consist of contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the "Restricted Shares") which vest ratably over three years or, to the extent not previously vested, on March 14, 2010 only if the Company's Class B Common Stock meets certain market price targets as of each respective vesting date. The Company has no outstanding tandem stock appreciation rights or restricted share units. The equity instruments (the "Equity Interests") granted to certain key employees consist of (1) certain minority interests in any profits of Deerfield commencing with their grant on August 20, 2004, which required no payment by the employees and, depending on the employee, vest either (a) ratably in each of the twelve-month periods ended August 20, 2007, 2008 and 2009 or upon a sale of Deerfield or (b) 100% on August 20, 2007 or upon a sale of Deerfield and (2) Equity Interests in two subsidiaries which hold the Company's respective interests in Deerfield and Jurlique International Pty Ltd., an Australian cost method investee, each of which consist of a capital portion reflecting the subscription price paid by each employee which is not subject to vesting and a profits interest portion commencing with their grant on November 10, 2005 which vests ratably over a three-year period commencing retroactively as of February 15, 2005.

     Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, the method the Company previously used. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use retrospective application. Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company's results of operations commencing January 2, 2006, and prior periods are not restated. As required under SFAS 123(R), the Company has reversed the "Unearned compensation" component of "Stockholders' equity" with an equal offsetting reduction of "Additional paid-in capital" as of January 2, 2006 and is now increasing "Additional paid-in capital" for share-based compensation costs recognized during the period. Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, determined based on historical experience. Previously, forfeitures were recognized as incurred for purposes of the presentation under the previous pro forma disclosure provisions of SFAS 123, as subsequently set forth in this footnote. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the "Black-Scholes Model") for purposes of determining the fair value of stock options granted commencing January 2, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

     Total share-based compensation expense and related income tax benefit and minority interests recognized in the Company's condensed consolidated statements of operations were as follows (in thousands):

                                                                        Three Months Ended          Nine Months Ended
                                                                      -----------------------     ----------------------
                                                                      October 2,   October 1,     October 2,  October 1,
                                                                         2005         2006           2005        2006
                                                                         ----         ----           ----        ----

      Share-based compensation expense recognized in "General
        and administrative, excluding depreciation and
        amortization" expenses........................................$  2,833      $  3,295     $  5,510     $ 10,803
      Income tax benefit..............................................    (969)         (891)      (1,821)      (2,861)
      Minority interests..............................................     (59)          (61)        (178)        (186)
                                                                      --------      --------     --------     --------
        Share-based compensation expense, net of related income
          taxes and minority interests................................$  1,805      $  2,343     $  3,511     $  7,756
                                                                      ========      ========     ========     ========

     A summary of the effect of adopting SFAS 123(R) on selected reported items for the three and nine-month periods ended October 1, 2006, the amounts those items would have been under the intrinsic value method previously used by the Company and the differences is as follows (in thousands except per share amounts):

                                      Three Months Ended October 1, 2006           Nine Months Ended October 1, 2006
                                     ---------------------------------------     --------------------------------------
                                                      Under                                        Under
                                                    Intrinsic                                   Intrinsic
                                     As Reported  Value Method    Difference     As Reported   Value Method   Difference
                                     -----------  ------------    ----------     -----------   ------------   ----------
      Income (loss) from continuing
        operations before income
        taxes and minority interests..$    1,180   $    2,787     $  1,607       $  (6,169)     $   (3,659)   $   2,510
      Net income (loss)...............$      548   $    1,550     $  1,002       $  (9,265)     $   (7,755)   $   1,510
      Basic and diluted income (loss)
        per share of Class A Common
        Stock and Class B Common
        Stock.........................$      .01   $      .02     $    .01       $    (.11)     $     (.09)   $     .02

      Net cash provided by continuing
        operating activities..........                                           $ 615,680      $  617,104    $   1,424
      Net cash used in continuing
        financing activities..........                                           $(127,020)     $ (128,444)   $  (1,424)

     As of October 1, 2006, there was $10,855,000 of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.3 years.

     A summary of the Company's outstanding stock options as of and for the nine-month period ended October 1, 2006 is as follows:

                                                                                    Weighted
                                                                   Weighted          Average             Aggregate
                                                                    Average         Remaining            Intrinsic
                                                                   Exercise        Contractual           Value (a)
                                                     Options         Price       Term (In Years)      (In Thousands)
                                                     -------         -----       --------------       -------------
      Package Options
      ---------------
      Outstanding at January 2, 2006...............  2,548,703     $  23.39
      Exercised ...................................    (92,668)    $  24.51                               $   2,184
                                                   -----------                                            =========
      Outstanding at October 1, 2006...............  2,456,035     $  23.35            4.1                $  57,665
                                                   ===========                                            =========

      Exercisable at October 1, 2006...............  2,456,035     $  23.35            4.1                $  57,665
                                                   ===========                                            =========


      Class A Options
      ---------------
      Outstanding at January 2, 2006...............  1,299,943     $  16.55
      Granted .....................................     32,000     $  17.21
                                                   -----------
      Outstanding at October 1, 2006...............  1,331,943     $  16.56            3.2                $     285
                                                   ===========                                            =========

      Exercisable at October 1, 2006...............  1,278,443     $  16.56            3.0                $     268
                                                   ===========                                            =========

      Class B Options
      ---------------
      Outstanding at January 2, 2006...............  9,387,617     $  13.96
      Granted .....................................  1,496,100     $  16.56
      Exercised ...................................   (321,362)    $  11.85                               $   1,297
                                                                                                          =========
      Forfeited....................................   (184,534)    $  13.56
                                                   -----------
      Outstanding at October 1, 2006............... 10,377,821     $  14.41            7.1                $   9,366
                                                   ===========                                            =========

      Exercisable at October 1, 2006...............  8,369,433     $  14.28            6.7                $   7,112
                                                   ===========                                            =========

--------------
(a) Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at October 1, 2006 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options which, for outstanding options, represents only those expected to vest.

     The weighted-average grant date fair values of the Class A Options and Class B Options granted during the nine-month period ended October 1, 2006, at exercise prices equal to the market price of the stock on the grant dates, were $4.78 and $4.90, respectively, calculated under the Black-Scholes Model with the weighted-average assumptions set forth as follows:

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

      A summary of the Company's nonvested Restricted Shares as of and for the nine-month period ended October 1, 2006 is as follows:

                                                        Class A Common Stock                  Class B Common Stock
                                                      -------------------------              ------------------------
                                                                     Grant Date                            Grant Date
                                                       Shares        Fair Value               Shares       Fair Value
                                                       ------        ----------               ------       ----------
      Nonvested at January 2, 2006..................   149,155        $  15.59                729,920       $   14.75
      Vested .......................................   (49,718)       $  15.59               (243,305)      $   14.75
      Forfeited.....................................        --                                   (994)      $   14.75
                                                    ----------                               --------
      Nonvested at October 1, 2006..................    99,437        $  15.59                485,621       $   14.75
                                                    ==========                               ========

     The total fair value of Restricted Shares and Equity Interests which vested
during  the  nine-month   period  ended  October  1,  2006  was  $4,936,000  and
$3,633,000, respectively, as of the respective vesting dates.

     The accompanying condensed consolidated statements of operations for the three and nine-month periods ended October 2, 2005 were not restated since the Company elected not to use retrospective application under SFAS 123(R). A summary of the effect on net loss and net loss per share for the three and nine months ended October 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model), Restricted Shares and Equity Interests is as follows (in thousands except per share data):

                                                                                               Three Months   Nine Months
                                                                                                  Ended          Ended
                                                                                                October 2,      October 2,
                                                                                                  2005            2005
                                                                                                  ----            ----

      Net loss, as reported....................................................................$ (42,480)      $ (39,382)
      Reversal of share-based compensation expense determined under the intrinsic value method included in reported net loss,
        net of related income taxes and minority interests.....................................    1,805           3,511
      Recognition of share-based compensation expense determined under
        the fair value method, net of related income taxes and minority interests..............   (4,025)         (9,752)
                                                                                                --------       ---------
      Net loss, as adjusted....................................................................$ (44,700)      $ (45,623)
                                                                                               =========       =========
      Basic and diluted net loss per share of Class A Common Stock and Class B
        Common Stock:
           As reported.........................................................................$   (.58)       $    (.58)
           As adjusted.........................................................................    (.61)            (.67)

     During the nine-month period ended October 2, 2005, the Company granted 43,000 Class A Options and 4,599,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. In addition, in connection with the RTM Acquisition, the Company granted 774,000 Class B Options at exercise prices ranging from $4.49 to $15.59 per share. The weighted average grant date fair values of all of these Class A Options and Class B Options were $3.19 and $4.10, respectively, calculated under the Black-Scholes Model with the weighted average assumptions set forth as follows:

                                                                                              Class A             Class B
                                                                                              Options             Options
                                                                                              -------             -------

      Risk-free interest rate.................................................................   3.99%            3.87%
      Expected option life in years...........................................................     7                7
      Expected volatility.....................................................................   17.7%            28.1%
      Expected dividend yield.................................................................   2.21%            2.62%

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

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                ---------------------------     ------------------------
                                                                October 2,       October 1,     October 2,    October 1,
                                                                   2005             2006           2005         2006
                                                                   ----             ----           ----         ----
      Net income (loss) ........................................$ (42,480)      $    548       $ (39,382)   $   (9,265)
      Net change in unrealized gains and losses on available-
        for-sale securities (see below).........................    1,665          2,868            (210)        5,649
      Net change in unrealized gains and losses on cash flow
        hedges (see below)......................................    1,248         (2,750)          1,275           223
      Net change in currency translation adjustment.............       24             11              37            21
                                                                ---------       --------       ---------    ----------
           Comprehensive income (loss)..........................$ (39,543)      $    677       $ (38,280)   $   (3,372)
                                                                =========       ========       =========    ==========

     The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in comprehensive income (loss) (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                ---------------------------     ------------------------
                                                                October 2,       October 1,     October 2,    October 1,
                                                                   2005             2006           2005         2006
                                                                   ----             ----           ----         ----

      Unrealized holding gains arising during the period........$   4,490       $  2,695       $   3,897    $    8,064
      Reclassifications of prior period unrealized holding
        gains into net income or loss...........................     (596)        (1,537)         (2,650)         (150)
      Equity in change in unrealized holding gains (losses)
        arising during the period...............................   (1,334)         2,622          (1,589)          123
                                                                ---------       --------       ---------    ----------
                                                                    2,560          3,780            (342)        8,037
      Income tax (provision) benefit............................     (937)        (1,607)             95        (3,177)
      Minority interests in decrease in unrealized holding
        gains of a consolidated subsidiary......................       42            695              37           789
                                                                ---------       --------       ---------    ----------
                                                                $   1,665       $  2,868       $    (210)   $    5,649
                                                                =========       ========       =========    ==========

     The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income
(loss) (in thousands):


                                                                    Three Months Ended             Nine Months Ended
                                                                ---------------------------     ------------------------
                                                                October 2,       October 1,     October 2,    October 1,
                                                                   2005             2006           2005         2006
                                                                   ----             ----           ----         ----


      Unrealized holding gains (losses) arising during the
        period..................................................$   1,114       $ (1,943)      $   1,114    $    1,552
      Reclassifications of prior period unrealized holding
        gains into net income or loss...........................       --           (557)             --          (961)
      Equity in change in unrealized holding gains (losses)
        arising during the period...............................      886         (1,910)            928          (215)
                                                                ---------       --------       ---------    ----------
                                                                    2,000         (4,410)          2,042           376
      Income tax (provision) benefit............................     (752)         1,660            (767)         (153)
                                                                ---------       --------       ---------    ----------
                                                                $   1,248       $ (2,750)      $   1,275    $      223
                                                                =========       ========       =========    ==========

(5)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. The net loss for the three-month and nine-month periods ended October 2, 2005 and the nine-month period ended October 1, 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for the three-month period ended October 1, 2006 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. The weighted average number of shares for the three-month and nine-month periods ended October 1, 2005 includes the weighted average effect of the shares that were held in two deferred compensation trusts, which were released in December 2005 and which prior thereto were not reported as outstanding shares in the Company's balance sheets.

     Diluted loss per share for the three-month and nine-month periods ended October 2, 2005 and the nine-month period ended October 1, 2006 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive. Diluted income per share for the three-month period ended October 1, 2006 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options, computed using the treasury stock method, and (2) contingently issuable performance-based Restricted Shares of Class A and Class B Common Stock that would have been issuable based on the market price of the Company's Class B Common Stock as of October 1, 2006, both as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's 5% convertible notes due 2023 (the "Convertible Notes") which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income per share. The reported diluted and basic income per share are the same for the three-month period ended October 1, 2006 since the difference is less than one cent.

     During the nine months ended October 1, 2006, an aggregate of $167,380,000 of the Convertible Notes were converted or effectively converted into 4,184,000 and 8,369,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively. The weighted average effect of these shares is included in the basic income (loss) per share calculations for the three-month and nine-month periods ended October 1, 2006 from the dates of their issuance.

     The only Company securities as of October 1, 2006 that could dilute basic income per share for periods subsequent to October 1, 2006 are (1) outstanding stock options which can be exercised into 3,788,000 and 15,290,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, (2) 99,000 and 486,000 contingently issuable Restricted Shares of Class A Common Stock and Class B Common Stock, respectively, and (3) $7,620,000 of Convertible Notes which are convertible into 191,000 and 381,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Income (loss) per share has been computed by allocating the net income or loss as follows (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                ---------------------------     ------------------------
                                                                October 2,       October 1,     October 2,    October 1,
                                                                   2005             2006           2005         2006
                                                                   ----             ----           ----         ----
      Class A Common Stock:
          Continuing operations.................................$ (13,798)      $     159      $ (13,887)     $  (2,921)
          Discontinued operations...............................       --              --            164             --
                                                                ---------       ---------      ---------      ---------
          Net income (loss).....................................$ (13,798)      $     159      $ (13,723)     $  (2,921)
                                                                =========       =========      =========      =========

      Class B Common Stock:
          Continuing operations.................................$ (28,682)      $     389      $ (25,966)     $  (6,344)
          Discontinued operations...............................       --              --            307             --
                                                                ---------       ---------      ---------      ---------
          Net income (loss).....................................$ (28,682)      $     389      $ (25,659)     $  (6,344)
                                                                =========       =========      =========      =========

     The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):


                                                                    Three Months Ended             Nine Months Ended
                                                                ---------------------------     ------------------------
                                                                October 2,       October 1,     October 2,    October 1,
                                                                   2005             2006           2005         2006
                                                                   ----             ----           ----         ----
      Class A Common Stock:
        Weighted average shares
             Outstanding........................................   22,091          27,672         22,053        27,087
             Held in deferred compensation trusts...............    1,695              --          1,695            --
                                                                ---------       ---------      ---------      --------
        Basic shares............................................   23,786          27,672         23,748        27,087
             Dilutive effect of stock options...................       --             957             --            --
             Contingently issuable Restricted Shares............       --              87             --            --
                                                                ---------       ---------      ---------      --------
        Diluted shares..........................................   23,786          28,716         23,748        27,087
                                                                =========       =========      =========      ========

      Class B Common Stock:
        Weighted average shares
             Outstanding........................................   46,052          60,184         41,012        58,822
             Held in deferred compensation trusts...............    3,390              --          3,390            --
                                                                ---------       ---------      ---------      --------
        Basic shares............................................   49,442          60,184         44,402        58,822
             Dilutive effect of stock options...................       --           2,246             --            --
             Contingently issuable Restricted Shares............       --             427             --            --
                                                                ---------       ---------      ---------      --------
        Diluted shares..........................................   49,442          62,857         44,402        58,822
                                                                =========       =========      =========      ========

(6)  Facilities Relocation and Corporate Restructuring

     The facilities relocation charge for the three-month period ended October 2, 2005 incurred and recognized by the restaurant business segment of $6,414,000 principally related to the Company combining its existing restaurant operations with those of RTM following the RTM Acquisition, including relocating the corporate office of the restaurant group from Ft. Lauderdale, Florida to new offices in Atlanta, Georgia. These charges consisted of severance and employee retention incentives, employee relocation costs and office relocation expenses.

     The Company incurred and recognized additional facilities relocation and corporate restructuring charges during its fourth quarter ended January 1, 2006 as described in more detail in Note 17 to the consolidated financial statements contained in the 10-K. In addition, during the nine-month period ended October 1, 2006, the Company's restaurant business segment recognized $578,000 of additional net charges related to combining our existing restaurant operations with those of RTM as described above. The Company's general corporate segment recognized an additional $3,165,000 associated with the Company's decision not to relocate Triarc's corporate offices from New York City to a leased office facility in Rye Brook, New York. This charge principally resulted from a lease termination fee the Company incurred to be released from the Rye Brook lease during the 2006 third quarter.

     The components of facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accruals during the nine-month period ended October 2, 2005, which occurred entirely during the third quarter of 2005, and during the nine-month period ended October 1, 2006 are as follows (in thousands):

                                                        Nine Months Ended October 2, 2005
                                             -----------------------------------------------------
                                              Balance                                     Balance
                                             January 3,                                 October 2,
                                                2005      Provisions     Payments          2005
                                                ----      ----------     --------          ----
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive
         compensation.....................$        --     $   2,379     $      (27)    $    2,352
      Employee relocation costs...........         --         3,689             --          3,689
      Office relocation costs.............         --           346           (346)            --
                                          -----------     ---------     ----------     ----------
                                          $        --     $   6,414     $     (373)    $    6,041
                                          ===========     =========     ==========     ==========

                                                             Nine Months Ended October 1, 2006
                                          -------------------------------------------------------------------------
                                                                                                    Total Expected
                                              Balance                                    Balance         and
                                            January 1,    Provisions                    October 1,     Incurred
                                               2006      (Reductions)     Payments         2006        to Date
                                               ----      ------------     --------         ----        -------
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive
        compensation......................$     3,812     $     668 (a) $   (3,602)    $      878    $     5,202 (a)
      Employee relocation costs...........      1,544          (136)(a)       (837)           571          4,244 (a)
      Office relocation costs.............        260           (33)(a)       (124)           103          1,521 (a)
      Lease termination costs.............        774            79 (a)       (430)           423            853 (a)
                                           ----------     ---------     ----------     ----------    -----------
                                                6,390           578         (4,993)         1,975         11,820
                                           ----------     ---------     ----------     ----------    -----------
   Non-cash charges:
      Compensation expense from
        modified stock awards.............         --            --             --             --            612
      Loss on fixed assets................         --            --             --             --            107
                                           ----------     ---------     ----------     ----------    -----------
                                                   --            --             --             --            719
                                           ----------     ---------     ----------     ----------    -----------
         Total restaurant business
           segment........................      6,390           578         (4,993)         1,975         12,539
General Corporate:
   Cash obligations:
      Duplicative rent....................      1,535         3,165 (a)     (4,700)            --          4,712 (a)
                                           ----------     ---------     ----------     ----------    -----------
                                          $     7,925     $   3,743     $   (9,693)    $    1,975    $    17,251
                                          ===========     =========     ==========     ==========    ===========

----------------
(a) Reflects change in estimate of total cost to be incurred.

(7)  Loss on Early Extinguishment of Debt

     The Company recorded a loss on early extinguishment of debt aggregating $35,790,000 in the three-month and nine-month periods ended October 2, 2005 related to debt refinanced in connection with the RTM Acquisition. The Company recorded losses on early extinguishment of debt aggregating $194,000 and $13,671,000 in the three-month and nine-month periods ended October 1, 2006, respectively, consisting of (1) $74,000 and $12,652,000, respectively, related to conversions of the Company's Convertible Notes and (2) $120,000 and $1,019,000, respectively, related to prepayments of term loans (the "Term Loans") under the Company's senior secured term loan facility.

     The loss on early extinguishment of debt in the three-month and nine-month periods ended October 2, 2005 consisted of prepayment penalties of $27,439,000, the write-off of $4,751,000 of previously unamortized deferred financing costs, accelerated insurance payments of $3,504,000 related to extinguished debt and $96,000 of fees and other expenses.

     During the nine months ended October 1, 2006, an aggregate of $167,380,000 principal amount of the Company's Convertible Notes were converted or effectively converted into an aggregate of 4,184,000 Class A Common Shares and 8,369,000 Class B Common Shares. In order to induce the effective conversions, the Company paid negotiated premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company's Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In addition, the Company issued an additional 46,000 Class B Common Shares to those noteholders who agreed to receive such shares in lieu of a cash payment for accrued and unpaid interest. In connection with these conversions and effective conversions of the Convertible Notes, the Company recorded a loss on early extinguishment of debt of $12,652,000 in the nine-month period ended October 1, 2006 consisting of the premiums aggregating $8,694,000, the write-off of $3,884,000 of related previously unamortized deferred financing costs and $74,000 of legal fees related to the conversions.

     In June and September 2006, the Company prepaid $45,000,000 and $6,000,000 principal amount of the Term Loans, respectively. In connection with these prepayments, the Company recorded losses on early extinguishment of debt of $120,000 and $1,019,000 during the three-month and nine-month periods ended October 1, 2006, respectively, representing the write-off of related previously unamortized deferred financing costs.

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

      Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                      January 1,           October 1,
                                                                                         2006                 2006
                                                                                         ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations......................................................$   9,400            $   9,395
      Liabilities relating to the SEPSCO and Propane Discontinued Operations.........    1,049                1,008
                                                                                     ---------            ---------
                                                                                     $  10,449            $  10,403
                                                                                     =========            =========

     The Company expects that the liquidation of these remaining current liabilities associated with all of these discontinued operations as of October 1, 2006 will not have any material adverse impact on its consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

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

      The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                     Three Months Ended             Nine Months Ended
                                                                 -------------------------      ------------------------
                                                                 October 2,     October 1,      October 2,    October 1,
                                                                   2005           2006             2005         2006
                                                                   ----           ----             ----         ----

      Service cost (consisting entirely of plan administrative
        expenses)...............................................$       23      $      24      $     70      $      71
      Interest cost.............................................        59             54           177            163
      Expected return on the plans' assets......................       (70)           (66)         (210)          (197)
      Amortization of unrecognized net loss.....................        13             12            38             36
                                                                ----------      ---------      --------      ---------
              Net periodic pension cost.........................$       25      $      24      $     75      $      73
                                                                ==========      =========      ========      =========

(10) Transactions with Related Parties

     Prior to 2005 the Company provided aggregate incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $1,595,000 and a reversal of deferred compensation expense of $(274,000) were recognized in the nine-month periods ended October 2, 2005 and October 1, 2006, respectively, for increases (decreases) in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any unrealized losses deemed to be other than temporary, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment losses from investments in the Deferred Compensation Trusts of $183,000 and $1,943,000 in the nine-month periods ended October 2, 2005 and October 1, 2006, respectively. The net investment loss during the nine-month period ended October 2, 2005 consisted of investment management fees of $270,000, less interest income of $87,000. The net investment loss during the nine-month period ended October 1, 2006 consisted of an impairment charge of $2,093,000 related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which the Company deemed to be other than temporary and management fees of $27,000, less interest income of $176,000 and a $1,000 adjustment to the realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts. The other than temporary loss, interest income, investment management fees and the adjustment to the realized gain are included in
"Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. As of October 1, 2006, the obligation to the Executives related to the Deferred Compensation Trusts was $33,685,000 reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet. As of October 1, 2006, the assets in the Deferred Compensation Trusts consisted of $24,066,000 included in "Investments," which does not reflect the net unrealized increase in the fair value of the investments but does reflect the other than temporary loss noted above and $1,353,000 included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income, including other than temporary losses, and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, other than with respect to recognized losses deemed to be other than temporary, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     As disclosed in more detail in the Form 10-K, the Company had provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management prior to 2003. During the three months ended October 1, 2006, $444,000 principal amount of promissory notes related to an investment in K12 Inc. by executive officers matured and were repaid to the Company along with related accrued interest of $28,000.

     As disclosed in the Form 10-K, on November 1, 2005, the Executives and the Company's Vice Chairman (collectively, the "Principals") started a series of equity investment funds that are separate and distinct from the Company and that are being managed by the Principals and other senior officers of the Company (the "Employees") through a management company (the "Management Company") formed by the Principals. The Principals and the Employees continue to serve as officers of, and receive their compensation from, the Company. The Company is making available the services of the Principals and the Employees, as well as certain support services, to the Management Company. The length of time that these services will be provided has not yet been determined. The Company is being reimbursed by the Management Company for the allocable cost of these services. Such allocated costs for the three-month and nine-month periods ended October 1, 2006 amounted to $1,059,000 and $2,827,000, respectively, and have been recognized as reductions of "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. Amounts due from the Management Company to the Company amounted to $775,000 and $1,080,000 as of January 1, 2006 and October 1, 2006, respectively, and are included in "Accounts and notes receivable" in the accompanying condensed consolidated balance sheets. A special committee comprised of independent members of the Company's board of directors has reviewed and considered these arrangements.

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

     The Company had a note receivable of $519,000 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition. The principal amount of the note was reported as the "Note receivable from non-executive officer" component of "Stockholders' equity" in the Company's consolidated balance sheet as of January 1, 2006. The note, along with $41,000 of accrued interest, was repaid by the officer in June 2006. The Company recorded $21,000 of interest income on this note during the nine months ended October 1, 2006.

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

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $256,000 of legal fees and expenses. In March 2006, the court awarded the plaintiffs $75,000 in fees and expenses, but in April 2006 the defendants appealed. In June 2006, the parties entered into an agreement pursuant to which, among other things, the Company paid $76,000 for the fees and expenses, including interest, and the defendants withdrew their appeal.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,600,000 as of October 1, 2006. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

(12) Business Segments

     The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management ("Asset Management"). Restaurants include RTM effective with the RTM Acquisition on July 25, 2005. The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash equivalents, short-term investments, investment settlements receivable, non-current investments and properties.

      The following is a summary of the Company's segment information (in thousands):

                                                                  Three Months Ended             Nine Months Ended
                                                               ---------------------------     -------------------------
                                                               October 2,       October 1,     October 2,     October 1,
                                                                 2005             2006           2005           2006
                                                                 ----             ----           ----           ----
      Revenues:
          Restaurants.........................................$   227,159    $   294,111     $   383,864   $   863,459
          Asset Management....................................     13,197         17,766          37,912        48,390
                                                              -----------    -----------     -----------   -----------
               Consolidated revenues..........................$   240,356    $   311,877     $   421,776   $   911,849
                                                              ===========    ===========     ===========   ===========
      EBITDA:
          Restaurants.........................................$    12,919    $    39,236     $    52,414   $   108,101
          Asset Management....................................      2,576          3,760           8,144         8,964
          General corporate...................................    (16,612)       (14,239)        (47,443)      (47,864)
                                                              -----------    -----------     -----------   -----------
               Consolidated EBITDA............................     (1,117)        28,757          13,115        69,201
                                                              -----------    -----------     -----------   -----------
      Less Depreciation and Amortization:
          Restaurants.........................................      7,686         13,508          13,175        36,572
          Asset Management....................................      1,089          1,698           3,706         4,629
          General corporate...................................      1,268          1,093           4,229         3,230
                                                              -----------    -----------     -----------   -----------
               Consolidated Depreciation and Amortization.....     10,043         16,299          21,110        44,431
                                                              -----------    -----------     -----------   -----------
      Operating profit (loss):
          Restaurants.........................................      5,233         25,728          39,239        71,529
          Asset Management....................................      1,487          2,062           4,438         4,335
          General corporate...................................    (17,880)       (15,332)        (51,672)      (51,094)
                                                              -----------    -----------     -----------   -----------
               Consolidated operating profit (loss)...........    (11,160)        12,458          (7,995)       24,770
      Interest expense........................................    (22,081)       (34,426)        (44,818)     (100,048)
      Insurance expense related to long-term debt.............       (531)            --          (2,294)           --
      Loss on early extinguishment of debt....................    (35,790)          (194)        (35,790)      (13,671)
      Investment income, net..................................     13,600         23,021          30,276        74,767
      Gain on sale of unconsolidated businesses...............        325              3          12,989         2,259
      Other income, net.......................................      1,025            318           2,138         5,754
                                                              -----------    -----------     -----------   -----------
               Consolidated income (loss) from continuing
                  operations before income taxes and
                  minority interests..........................$   (54,612)   $     1,180     $   (45,494)  $    (6,169)
                                                              ===========    ===========     ===========   ===========


                                                                                             January 1,    October 1,
                                                                                                2006          2006
                                                                                                ----          ----
      Identifiable assets:
          Restaurants........................................................................$ 1,044,199   $ 1,062,573
          Asset Management...................................................................    149,247       166,455
          General corporate..................................................................  1,616,043       380,456
                                                                                             -----------   -----------
               Consolidated total assets.....................................................$ 2,809,489   $ 1,609,484
                                                                                             ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, which we refer to as the Form 10-K. Item 7 of our Form 10-K describes the application of our critical accounting policies. There have been no significant changes as of October 1, 2006 pertaining to that topic. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

Introduction and Executive Overview

     We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and in the asset management business through Deerfield & Company LLC, which we refer to as Deerfield.

     On July 25, 2005 we completed the acquisition of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group, Arby's largest franchisee with 775 Arby's restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Commencing on July 26, 2005, our consolidated results of operations and cash flows include RTM's results of operations and cash flows but do not include royalties and franchise and related fees from RTM, which are now eliminated in consolidation. Accordingly, RTM's results of operations and cash flows are included in our consolidated results for the three-month and nine-month periods ended October 1, 2006 and are included in our consolidated results for the three-month and nine-month periods ended October 2, 2005 to the extent those results of operations and cash flows are subsequent to the July 25, 2005 acquisition date.

     In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 65% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the nine months ended October 1, 2006. In our asset management business, we derive revenues in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust, which we refer to as the REIT, and we may expand the types of investments that we offer and manage.

     We derive investment income principally from the investment of our excess cash. In that regard, Deerfield has managed a portion of our excess cash through investments in (1) a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and (2) DM Fund LLC, which we refer to as the DM Fund, which are or were managed by Deerfield. As of September 29, 2006, we effectively redeemed our investment in the Opportunities Fund. The DM Fund is currently, and the Opportunities Fund was through September 29, 2006, accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us (see below under "Consolidation of Opportunities Fund and DM Fund"). We also have an investment in the REIT which is managed by Deerfield. When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT. We have notified the investment manager for the DM Fund of our intent to withdraw our entire investment in this fund by December 29, 2006. Accordingly, assuming this redemption is consummated, we will no longer consolidate the accounts of the DM Fund subsequent to December 29, 2006.

     Our goal is to enhance the value of our Company by increasing the revenues of the Arby's restaurant business and Deerfield's asset management business. We are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing operational initiatives targeted at service levels and convenience. We continue to grow Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management thereby increasing Deerfield's asset management fee revenues. As discussed below under "Liquidity and Capital Resources - Investments and Acquisitions," we continue to evaluate our options for the use of our significant cash and investment position, including repurchases of our common stock, investments and special cash dividends to our shareholders.

     However, we are continuing to explore a possible corporate restructuring involving our asset management business and other non-restaurant net assets. See "Liquidity and Capital Resources - Potential Corporate Restructuring" for a detailed discussion of the potential corporate restructuring and certain potential impacts thereof on our results of operations and our liquidity and capital resources.

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

     o Higher fuel prices which cause a decrease in many consumers' discretionary income, increase our utility costs and may increase the cost of commodities we purchase following the expiration and replacement in 2007 of our current distribution contracts which contain limits on distribution cost increases;

     o    Extended  hours  of  operation  by  many  quick  service   restaurants
          including both breakfast and late night hours;

     o Legislative activity on the federal, state and local levels, which could result in higher wages and related fringe benefits, including health care and other insurance costs, higher packaging costs and higher food costs;

     o    Competitive   pressures   from  an  increasing   number  of  franchise
          opportunities  seeking  to  attract  qualified   franchisees;   and

     o Economically weak conditions in the Michigan and Ohio regions where a disproportionate number of our Company-owned restaurants are located.

     We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, impact the royalties and franchise fees we receive from them.

     In recent periods, our asset management business has experienced the following trends:

     o Growth in the hedge fund market as investors appear to be increasing their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities and other specific areas, although such growth has moderated somewhat recently reflecting the recent performance of certain funds and the competitive market;

     o Increased demand for securities, partly due to an increase in the number of hedge funds, resulting in higher purchase prices of certain securities and, during periods of asset liquidation by those hedge funds, potentially lower sales prices, which can negatively impact our returns;

     o Short-term interest rates have increased relative to long-term interest rates, representing a flatter yield curve, resulting in higher funding costs for our securities purchases, which can negatively impact our margins within our managed funds, potentially lowering our asset management fees and assets under management; and

     o Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund, which commenced on March 1, 2005, report on a calendar year ending on December 31. Our first nine-month period of fiscal 2005 commenced on January 3, 2005 and ended on October 2, 2005, with our third quarter commencing on July 4, 2005. Our first nine-month period of fiscal 2006 commenced on January 2, 2006 and ended on October 1, 2006, with our third quarter commencing on July 3, 2006. However, Deerfield, the Opportunities Fund through our effective redemption on September 29, 2006 and the DM Fund are included on a calendar-period basis. When we refer to the "three months ended October 2, 2005," or the "2005 third quarter," and the "nine months ended October 2, 2005," or the "first nine months of 2005," we mean the periods from July 4, 2005 to October 2, 2005 and January 3, 2005 to October 2, 2005, respectively. When we refer to the "three months ended October 1, 2006," or the "2006 third quarter," and the "nine months ended October 1, 2006" or the "first nine months of 2006" we mean the periods from July 3, 2006 to October 1, 2006 and January 2, 2006 to October 1, 2006, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks. All references to years, first nine months and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount of the change (1) between the 2005 third quarter and the 2006 third quarter and (2) between the first nine months of 2005 and the first nine months of 2006.



                                                      Three Months Ended                    Nine Months Ended
                                                     ---------------------                ---------------------
                                                     October 2,  October 1,               October 2, October 1,
                                                        2005        2006     Change          2005       2006       Change
                                                        ----        ----     ------          ----       ----       ------
                                                                                 (In Millions)
Revenues:
   Net sales.........................................$   206.1   $   272.7  $   66.6     $   312.3   $   802.4  $  490.1
   Royalties and franchise and related fees..........     21.0        21.4       0.4          71.6        61.0     (10.6)
   Asset management and related fees.................     13.2        17.8       4.6          37.9        48.4      10.5
                                                     ---------   ---------  --------     ---------   ---------  --------
                                                         240.3       311.9      71.6         421.8       911.8     490.0
                                                     ---------   ---------  --------     ---------   ---------  --------
Costs and expenses:
   Cost of sales, excluding depreciation and
     amortization....................................    148.2       197.9      49.7         228.4       584.8     356.4
   Cost of services, excluding depreciation and
     amortization....................................      4.6         7.3       2.7          13.4        18.7       5.3
   Advertising and selling...........................     15.1        19.9       4.8          24.2        59.9      35.7
   General and administrative, excluding depreciation
     and amortization................................     50.1        55.9       5.8         119.3       174.8      55.5
   Depreciation and amortization, excluding
     amortization of deferred financing costs .......     10.0        16.3       6.3          21.1        44.4      23.3
   Facilities relocation and corporate
     restructuring...................................      6.4         2.1      (4.3)          6.4         3.7      (2.7)
   Loss on settlement of unfavorable franchise
     rights..........................................     17.0          --     (17.0)         17.0         0.7     (16.3)
                                                     ---------   ---------  --------     ---------   ---------  --------
                                                         251.4       299.4      48.0         429.8       887.0     457.2
                                                     ---------   ---------  --------     ---------   ---------  --------
       Operating profit (loss).......................    (11.1)       12.5      23.6          (8.0)       24.8      32.8
Interest expense ....................................    (22.1)      (34.4)    (12.3)        (44.8)     (100.0)    (55.2)
Insurance expense related to long-term debt..........     (0.5)         --       0.5          (2.3)         --       2.3
Loss on early extinguishment of debt.................    (35.8)       (0.2)     35.6         (35.8)      (13.7)     22.1
Investment income, net...............................     13.6        23.0       9.4          30.3        74.8      44.5
Gain on sale of unconsolidated businesses............      0.3         --       (0.3)         13.0         2.3     (10.7)
Other income, net....................................      1.0         0.3      (0.7)          2.1         5.7       3.6
                                                     ---------   ---------  --------     ---------   ---------  --------
       Income (loss) from continuing operations
         before income taxes and minority interests..    (54.6)        1.2      55.8         (45.5)       (6.1)     39.4
Benefit from income taxes............................     14.6         0.3     (14.3)         11.6         3.5      (8.1)
Minority interests in income of consolidated
   subsidiaries......................................     (2.5)       (1.0)      1.5          (6.0)       (6.7)     (0.7)
                                                     ---------   ---------  --------     ---------   ---------  --------
       Income (loss) from continuing operations......    (42.5)        0.5      43.0         (39.9)       (9.3)     30.6
Gain on disposal of discontinued operations..........       --          --        --           0.5          --      (0.5)
                                                     ---------   ---------  --------     ---------   ---------  --------
       Net income (loss).............................$   (42.5)  $     0.5  $   43.0     $   (39.4)  $    (9.3) $   30.1
                                                     =========   =========  ========     =========   =========  ========

Three Months Ended October 1, 2006 Compared with Three Months Ended
  October 2, 2005

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $66.6 million to $272.7 million for the three months ended October 1, 2006 from $206.1 million for the three months ended October 2, 2005, primarily due to the effect of including RTM in our results for the full 2006 third quarter but only for the portion of the 2005 third quarter following the July 25, 2005 acquisition date. In addition, net sales were favorably affected by 29 net Company-owned restaurants added since October 2, 2005.

     In the 2006 third quarter, same-store sales of our Company-owned restaurants increased 2%. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. Same-store sales of our Company-owned restaurants were positively impacted by (1) our recent marketing initiatives, including value oriented menu offerings, new menu boards and new promotions, (2) the continued sales of Arby's Chicken Naturals(TM), a line of menu offerings made with 100 percent all natural chicken, launched in March 2006 and (3) more effective and targeted local marketing campaigns. Same-store sales growth of our Company-owned restaurants was less than the 6% same-store sales growth of our franchised restaurants principally due to (1) the introduction throughout 2006 of local marketing initiatives, including more effective local television advertising and increased couponing, by our franchisees similar to those initiatives which we were already using for Company-owned restaurants in the comparable period of 2005 and (2) the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which continue to underperform the system.

     We currently expect positive same-store sales growth for the remainder of 2006 of both Company-owned and franchised restaurants, despite the weak economy in Michigan and Ohio, driven by the anticipated performance of various initiatives such as (1) value oriented promotions primarily on some of our roast beef sandwiches and limited time menu offerings with discounted prices on certain premium and limited time menu items, (2) planned additions of other new limited time menu items and (3) the continued sales of Arby's Chicken Naturals(TM). We presently plan to open 18 new Company-owned restaurants during the remainder of 2006. We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 14 restaurant leases that are or were scheduled for renewal or expiration during the fourth quarter of 2006, of which three have not already been renewed or extended. We currently anticipate the renewal of one of those leases and the closure of the other two restaurants.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $0.4 million to $21.4 million for the three months ended October 1, 2006 from $21.0 million for the three months ended October 2, 2005. Aside from the effect on our royalties of the RTM Acquisition, royalties and franchise and related fees increased $2.3 million in the 2006 third quarter, reflecting (1) a $1.1 million improvement in royalties due to a 6% increase in same-store sales of the franchised restaurants in the 2006 third quarter compared with negative same-store sales performance in the 2005 third quarter, (2) a $0.9 million net increase in royalties from the 95 restaurants opened since October 2, 2005, with generally higher than average sales volumes, and the 17 restaurants sold to franchisees since October 2, 2005 replacing the royalties from the 45 generally underperforming restaurants closed since October 2, 2005 and the elimination of royalties from 25 restaurants we acquired from franchisees since October 2, 2005 and (3) a $0.3 million increase in franchise and related fees. The increase in same-store sales of the franchised restaurants were positively impacted by the factors affecting same-store sales of our Company-owned restaurants and the additional factors affecting the franschised restaurants discussed above under "Net Sales." We recognized $1.9 million of royalties and franchise and related fees from RTM in the 2005 third quarter for the period prior to the RTM Acquisition which did not recur in the 2006 third quarter since royalties and related franchise fees from RTM are eliminated in consolidation subsequent to the RTM Acquisition.

     We expect that our royalties and franchise and related fees will increase during the fourth quarter of 2006 as compared with the same period in 2005 due to anticipated positive same-store sales growth of franchised restaurants for the fourth quarter of 2006 from the expected performance of the various initiatives described above under "Net Sales."

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $4.6 million, or 35%, to $17.8 million for the three months ended October 1, 2006 from $13.2 million for the three months ended October 2, 2005. This increase reflects (1) $2.3 million in fees from new CDOs and Funds, (2) a $1.3 million increase in incentive fees from the REIT due to improved performance and (3) a $1.0 million increase reflecting higher assets under management and improved performance of previously existing CDOs and Funds other than the REIT.

Cost of Sales, Excluding Depreciation and Amortization

     Our  cost  of  sales,  excluding  depreciation  and  amortization  resulted entirely from the Company-owned restaurants. Cost of sales increased $49.7 million to $197.9 million for the three months ended October 1, 2006, resulting in a gross margin of 27%, from $148.2 million for the three months ended October 2, 2005, resulting in a gross margin of 28%. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales is primarily attributable to the full period effect in the 2006 third quarter of the restaurants acquired in the RTM Acquisition and the effect of the 29 net restaurants added since October 2, 2005. The 1% decrease in our gross margin principally reflects the effect of increased price discounting associated with our value oriented menu offerings and increases in utility and payroll costs. These negative factors were partially offset by the positive effect of our continuing implementation of the more effective operational procedures of the RTM restaurants at the restaurants we owned prior to the RTM Acquisition, increased beverage rebates resulting from an agreement for Pepsi beverage products effective January 1, 2006 as well as decreases in the cost of roast beef.

     We currently anticipate our gross margin for the fourth quarter of 2006 to be relatively consistent with the third quarter of 2006 due to a combination of the positive and negative factors discussed above.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $2.7 million, or 59%, to $7.3 million for the three months ended October 1, 2006 from $4.6 million for the three months ended October 2, 2005 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management and increased incentive compensation levels.

     Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $4.8 million principally due to advertising expenses attributable to the full period effect in the 2006 third quarter of the restaurants acquired in the RTM Acquisition. However, advertising and selling expenses as a percentage of net sales were unchanged at 7.3% for each of the quarters.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $5.8 million, reflecting a $9.5 million increase in general and administrative expenses of our restaurant segment principally relating to RTM. Such increase in our restaurant segment reflects (1) higher employee related costs, including recruiting and incentive compensation, as a result of increased headcount due to the RTM Acquisition and the strengthening of its infrastructure, (2) increased costs related to outside consultants that we utilized to assist with the integration of RTM and a related ongoing computer systems implementation and (3) increased employee share-based compensation resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which we refer to as SFAS 123(R), which we adopted effective January 2, 2006 (see discussion in following paragraph). These increases were partially offset by a $1.0 million charitable contribution in the 2005 third quarter in connection with the RTM Acquisition to the Arby's Foundation, Inc., which did not recur in the 2006 third quarter. Aside from the increase attributable to our restaurant segment, general and administrative expenses decreased $3.7 million primarily due to (1) the $2.3 million effect of a change in deferred compensation expense from expense of $0.9 million in the 2005 third quarter to a $1.4 million reversal of expense in the 2006 third quarter, (2) a $1.1 million allocation of our expenses to a management company formed by our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, and our Vice Chairman, for the allocable cost of services provided by us to the management company in the 2006 third quarter (3) $1.1 million of rent expense recognized in the 2005 third quarter related to a new corporate office facility for which we had entered into a lease and had access but did not occupy in the 2005 third quarter and (4) a $0.3 million decrease in employee share-based compensation resulting from the adoption of SFAS 123(R). These decreases were partially offset by a $1.5 million increase in salaries and incentive compensation costs. The deferred compensation expense (reversal) represents the increase (decrease) in the fair value of investments in two deferred compensation trusts which we refer to as the Deferred Compensation Trusts, for the benefit of the Executives, as explained in more detail below under "Loss from Continuing Operations Before Income Taxes and Minority Interests" in the comparison of the nine-month periods. The change from the 2005 third quarter reflected the effect of a $2.1 million impairment charge related to a significant decline in value of one of the investments in the Deferred
Compensation Trusts recognized in the 2006 third quarter with a corresponding equal reduction of "Investment income, net."

     As indicated above, effective January 2, 2006 we adopted SFAS 123(R), which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which we refer to as SFAS 123. As a result, we now measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, the method we previously used. We are using the modified prospective application method under SFAS 123(R) and have elected not to use retrospective application. Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in our results of operations commencing January 2, 2006, and prior periods are not restated. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R). Had we used the fair value alternative under SFAS 123 during the 2005 third quarter, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $3.5 million higher, or $2.2 million after taxes and minority interests, determined from the pro forma disclosure in Note 3 to our accompanying condensed consolidated financial statements. The adoption of SFAS 123(R) increased the amount of compensation expense we recognized in our 2006 third quarter from what we would have recognized under the intrinsic value method by $1.6 million due to the differing accounting for stock-based compensation under the two methods. As of October 1, 2006, there was $10.9 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.3 years. The adoption of SFAS 123(R) may also materially affect our share-based compensation expense in future periods as a result of any share-based compensation grants subsequent to October 1, 2006.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $6.3 million principally due to (1) the full period effect in the 2006 third quarter of the RTM Acquisition and (2) $2.2 million of asset impairment charges in the 2006 third quarter principally related to two underperforming restaurants.

Facilities Relocation and Corporate Restructuring

     Our facilities  relocation and corporate  restructuring  charges  decreased
$4.3 million. The charges of $6.4 million in the 2005 third quarter relate to combining our existing restaurant operations with those of RTM following the RTM Acquisition, including relocating the corporate office of the restaurant group to Atlanta, Georgia. The charges consisted of severance and employee retention incentives, employee relocation costs and office relocation costs. The charge of $2.1 million in the 2006 third quarter was recognized as a general corporate expense and related to our decision not to move our corporate offices to a leased office facility in Rye Brook, New York. This charge principally resulted from a lease termination fee we incurred to be released from the Rye Brook lease during the 2006 third quarter.

Loss on Settlement of Unfavorable Franchise Rights

     During the three months ended October 2, 2005, we recognized a loss on settlement of unfavorable franchise rights of $17.0 million in connection with the RTM Acquisition. This charge, which did not recur in the 2006 third quarter, was recognized in accordance with accounting principles generally accepted in the United States of America that require any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition with royalty rates below the current 4% royalty rate that we receive on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for RTM. The amount of the settlement loss represents the estimated amount of royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Interest Expense

     Interest expense increased $12.3 million reflecting (1) a $13.2 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the significant increase in the use of leverage in the Opportunities Fund prior to our effective redemption of the Opportunities Fund as of September 29, 2006 (see below) and
(2) a $0.8 million net increase in interest expense reflecting the higher average debt of our restaurant segment following the July 25, 2005 borrowing of term loans, which we refer to as the Term Loans, a portion of which were used to refinance higher interest rate debt of our restaurant segment in connection with the RTM Acquisition, which we refer as the Refinancing. These increases were partially offset by a $2.3 million decrease in interest expense related to our 5% convertible notes due 2023, which we refer to as the Convertible Notes, due to the conversion or effective conversion of an aggregate $167.4 million principal amount of the Convertible Notes into shares of our class A and class B common stock almost entirely in February 2006, as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes."

     As of September 29, 2006, we effectively redeemed our investment in the Opportunities Fund, which we refer to as the Redemption, and no longer consolidate the Opportunities Fund subsequent to that date. As a result, interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase, which relates entirely to this fund, and related net investment income, will not recur after September 29, 2006, substantially reducing interest expense. Interest expense and net investment income, associated with the Opportunities Fund were $19.3 million and $20.3 million, respectively, for the three months ended October 1, 2006.

Insurance Expense Related to Long-Term Debt

     Insurance expense related to long-term debt of $0.5 million in the 2005 third quarter did not recur in the 2006 third quarter due to its settlement upon the repayment of the related debt as part of the Refinancing.

Loss on Early Extinguishment of Debt

     The loss on early extinguishment of debt of $35.8 million in the three months ended October 2, 2005 resulted from the Refinancing and consisted of $27.4 million of prepayment penalties, $4.8 million of write-offs of previously unamortized deferred financing costs, $3.5 million of accelerated insurance payments related to extinguished debt and $0.1 million of fees and other expenses. The loss on early extinguishment of debt of $0.2 million in the three months ended October 1, 2006, consisted of (1) $0.1 million of legal fees related to conversions of our Convertible Notes as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes," and (2) a $0.1 million write-off of previously unamortized deferred financing costs in connection with a September 2006 prepayment of $6.0 million of Term Loans.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                   --------------------------
                                                                   October 2,      October 1,
                                                                      2005            2006          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

      Interest income..............................................$  11.5          $ 22.4         $ 10.9
      Other than temporary unrealized losses.......................   (0.2)           (2.8)          (2.6)
      Recognized net gains.........................................    2.0             3.3            1.3
      Distributions, including dividends...........................    0.5             0.3           (0.2)
      Other........................................................   (0.2)           (0.2)            --
                                                                   -------          ------         ------
                                                                   $  13.6          $ 23.0         $  9.4
                                                                   =======          ======         ======

     Interest income increased $10.9 million principally due to higher average outstanding balances of our interest-bearing investments due to the use of leverage in the Opportunities Fund. Average rates on our investments increased from 3.9% in the 2005 third quarter to 5.6% in the 2006 third quarter. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM Acquisition in July 2005. Our other than temporary unrealized losses increased $2.6 million reflecting the recognition in the 2006 third quarter of a $2.1 million impairment charge related to the significant decline in the market value of one of the investments in the Deferred Compensation Trusts and a $0.5 million increase in other impairment charges principally reflecting the declines in market value of two available-for-sale securities. The $2.1 million impairment charge related to the Deferred
Compensation Trusts had a corresponding equal reduction of "General and administrative, excluding depreciation and amortization." Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods. Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and our securities sold short with an obligation to purchase. The $1.3 million increase in our recognized net gains was principally due to an increase in realized net gains on our available-for-sale securities during the 2006 third quarter. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable.

     As a result of the Redemption effective September 29, 2006, both net investment income, and interest expense after September 29, 2006 will be lower as discussed above under "Interest Expense." Investment income, net and interest expense associated with the Opportunities Fund were $20.3 million and $19.3 million, respectively, for the three months ended October 1, 2006.

     As of October 1, 2006, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $19.2 and $(2.2) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Other Income, Net

     Other income, net decreased $0.7 million reflecting a charge of $1.5 million in the 2006 third quarter for costs recognized related to a strategic business alternative that was not pursued, partially offset by the full period effects in the 2006 third quarter of (1) $0.5 million of increased rental income on restaurants leased to franchisees and (2) $0.2 million of increased interest income on notes receivable acquired in the RTM Acquisition.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests improved $55.8 million to income of $1.2 million for the three months ended October 1, 2006 from a loss of $54.6 million for the three months ended October 2, 2005 attributed to a decrease in the loss on early extinguishment of debt of $35.6 million and the loss on settlement of unfavorable franchise rights of $17.0 million recognized in the 2005 third quarter, both in connection with the RTM Acquisition, as well as the effect of the other variances discussed in the captions above.

Benefit From Income Taxes

     The benefit from income taxes for the three months ended October 2, 2005 represented an effective rate of 27%. This effective benefit rate was lower than the Federal statutory rate of 35% due principally to (1) the $15.4 million of the loss on settlement of unfavorable franchise rights discussed above that was not tax deductible, (2) the effect of non-deductible expenses and (3) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. These effects were partially offset by the effect of minority interests in income of consolidated subsidiaries which were not taxable to us but which are not deducted from the pretax loss used to calculate the effective tax rate. We had a benefit from income taxes for the three months ended October 1, 2006 despite pretax income due to the catch-up effect of a year-to-date increase in the estimated full-year 2006 effective tax rate from 44% to 58% since we recorded an income tax benefit for both the nine months ended October 1, 2006 and six months ended July 2, 2006 due to reporting a loss from continuing operations before income taxes and minority interests in both of these periods. The effective tax rate increased due to reducing our estimated full-year 2006 pretax income as of October 1, 2006 compared with the estimate as of July 2, 2006 and the effect of non-deductible expenses on our full-year effective tax rate.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries decreased $1.5 million, reflecting a decrease of $1.1 million due to the participation of investors other than us in lower income of the Opportunities Fund and the DM Fund and a $0.5 million decrease in the minority interests related to Deerfield. The decrease in the minority interests related to Deerfield reflected $1.0 million of costs related to a strategic business alternative that was not pursued, partially offset by the effect of increased income of Deerfield applicable to the minority interests. The costs related to the strategic business alternative were incurred on behalf of and allocated to the minority shareholders of Deerfield and, accordingly, are reflected as a reduction of minority interests in income of consolidated subsidiaries.

Net Income (Loss)

     Our net income improved $43.0 million to income of $0.5 million in the 2006 third quarter from a loss of $42.5 million in the 2005 third quarter attributed to the after-tax effects of $21.7 million from the decrease in the loss in early extinguishment of debt and $16.4 million from the loss on settlement of unfavorable franchise rights, both in connection with the RTM Acquisition, as well as the after tax effects of the other variances discussed in the captions above.

Nine Months Ended October 1, 2006 Compared with Nine Months Ended
  October 2, 2005

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $490.1 million to $802.4 million for the nine months ended October 1, 2006 from $312.3 million for the nine months ended October 2, 2005, primarily due to the effect of including RTM in our results for the full 2006 nine-month period but only for the portion of the 2005 period following the July 25, 2005 acquisition date. In addition, net sales were favorably affected by 29 net Company-owned restaurants added since October 2, 2005.

     In the first nine months of 2006 same-store sales of our Company-owned restaurants increased one percent. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. Same-store sales of our Company-owned restaurants were positively impacted by (1) our recent marketing initiatives, including new menu boards, value oriented menu offerings and new promotions, (2) the launch of Arby's Chicken Naturals(TM) in March 2006 and (3) more effective and targeted local marketing campaigns. Partially offsetting these positive factors was the effect of higher fuel prices on consumers' discretionary income which we believe had a negative impact on our sales beginning in the second half of 2005, although the effect moderated in the 2006 third quarter. Same-store sales growth of our Company-owned restaurants was less than the 5% same-store sales growth of franchised restaurants principally due to (1) the introduction throughout 2006 of local marketing initiatives, including more effective local television advertising and increased couponing, by our franchisees similar to those initiatives which we were already using for Company-owned restaurants in the comparable period of 2005 and (2) the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which continue to underperform the system.

     As discussed in the comparison of the three-month periods, we currently expect positive same-store sales growth for the remainder of 2006 of both Company-owned and franchised restaurants.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $10.6 million to $61.0 million for the nine months ended October 1, 2006 from $71.6 million for the nine months ended October 2, 2005, reflecting $16.3 million of royalties and franchise and related fees from RTM recognized in the first nine months of 2005 for the period prior to the RTM Acquisition whereas royalties and franchise and related fees from RTM are eliminated in consolidation in the first nine months of 2006. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees increased $5.7 million in the first nine months of 2006 reflecting (1) a $2.9 million improvement in royalties due to a 5% increase in same-store sales of the franchised restaurants in the 2006 nine-month period compared with the same period in 2005, (2) a $2.1 million net increase in royalties from the 95 restaurants opened since October 2, 2005, with generally higher than average sales volumes, and the 17 restaurants sold to franchisees replacing the royalties from the 45 generally underperforming restaurants closed since October 2, 2005 and the elimination of royalties from 25 restaurants we acquired from franchisees since October 2, 2005 and (3) a $0.7 million increase in franchise and related fees. The increase in same-store sales of the franchised restaurants reflects the factors affecting same-store sales of our Company-owned restaurants as well as the additional factors affecting the franchised retaurants discussed above under "Net Sales."

     As discussed in the comparison of the three-month periods, we expect that our royalties and franchise and related fees will increase during the fourth quarter of 2006 as compared with the same period in 2005.

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $10.5 million, or 28%, to $48.4 million for the 2006 first nine months from $37.9 million for the 2005 first nine months. This increase reflects (1) a $4.8 million increase in management and incentive fees from the REIT principally reflecting the full period effect in 2006 of a $363.5 million increase in assets under management for the REIT resulting from an initial public stock offering in June 2005, (2) $4.0 million in fees from new CDOs and Funds and (3) a $2.1 million increase reflecting higher assets under management and improved performance of previously existing CDOs and Funds other than the REIT. Assets under management for the REIT were $763.8 million as of October 1, 2006, upon which we receive a 1.75% per annum management fee and a quarterly incentive fee if a specified rate of return is met.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $356.4 million to $584.8 million for the nine months ended October 1, 2006 from $228.4 million for the nine months ended October 2, 2005, resulting in a gross margin of 27% for each of those nine-month periods. The increase in cost of sales is primarily attributable to the full period effect in the 2006 nine-month period of the restaurants acquired in the RTM Acquisition and the effect of the 29 net restaurants added since October 2, 2005. The gross margin for these restaurants was significantly higher than that of the restaurants we owned prior to the RTM Acquisition principally due to RTM's more effective operational procedures as well as higher average unit sales volumes which result in more favorable cost leverage. Our overall gross margin was positively affected by (1) higher gross margins at the restaurants acquired in the RTM Acquisition for the full period in 2006, (2) our continuing implementation of the more effective RTM operational procedures at the restaurants we owned prior to the RTM Acquisition, (3) increased beverage rebates resulting from the agreement for Pepsi beverage products effective January 1, 2006 and (4) decreases in the cost of roast beef. These positive effects were offset by (1) the effect of increased price discounting principally in the 2006 third quarter associated with our value oriented menu offerings and (2) increases in utility and payroll costs.

     As discussed in the comparison of the three-month periods, we currently anticipate our gross margin for the fourth quarter of 2006 to be relatively consistent with that of the third quarter of 2006 due to a combination of the positive and negative factors discussed above.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $5.3 million, or 40%, to $18.7 million for the 2006 first nine months from $13.4 million for the 2005 first nine months principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management and increased incentive compensation levels.

     Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $35.7 million principally due to advertising expenses attributable to the full period effect in the first nine months of 2006 of the restaurants acquired in the RTM Acquisition. However, advertising and selling expenses as a percentage of net sales decreased slightly from 7.7% to 7.5%.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $55.5 million, reflecting a $53.8 million increase in general and administrative expenses of our restaurant segment principally relating to RTM. Factors affecting this increase are discussed in more detail in the comparison of the three-month periods. Aside from the increase attributable to our restaurant segment, general and administrative expenses increased $1.7 million primarily due to (1) a $4.8 million increase in salaries and incentive compensation costs and (2) a $2.4 million increase in employee share-based compensation resulting from the adoption of SFAS 123(R). These increases were partially offset by (1) a $2.8 million allocation of our expenses to a management company formed by the Executives and our Vice Chairman, for the allocable cost of services provided by us to the management company during the 2006 first nine months, (2) the $1.9 million effect of a change in deferred compensation expense from expense of $1.6 million in the 2005 first nine months to a $0.3 million reversal of expense in the 2006 first nine months, reflecting the effect of a $2.1 million impairment charge related to a significant decline in value of one of the investments in the Deferred Compensation Trusts recognized in the 2006 first nine months and (3) $1.1 million of rent expense recognized in the third quarter of 2005 related to a new corporate office facility for which we had entered into a lease and had access but did not yet occupy in the 2005 third quarter. The deferred compensation expense (reversal) represents the increase (decrease) in the fair value of investments in two Deferred Compensation Trusts, as explained in more detail below under "Loss from Continuing Operations Before Income Taxes and Minority Interests." The $2.1 million reduction from the impairment charge related to the investment in the Deferred Compensation Trusts had a corresponding equal reduction of "Investment income, net."

     Effective January 2, 2006, we adopted SFAS 123(R) which revised SFAS 123, as discussed in the comparison of the three-month periods. Had we used the fair value alternative under SFAS 123 during the 2005 first nine months, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $9.9 million higher, or $6.2 million after taxes and minority interests, determined from the pro forma disclosure in Note 3 to our accompanying condensed consolidated financial statements. The adoption of SFAS 123(R) increased the amount of compensation expense we recognized in our 2006 first nine months from what we would have recognized under the intrinsic value method by $2.5 million due to the differing accounting for stock-based compensation under the two methods. As of October 1, 2006, there was $10.9 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.3 years. The adoption of SFAS 123(R) may also materially affect our share-based compensation expense in future periods as a result of any share-based compensation grants subsequent to October 1, 2006.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
 Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $23.3 million, principally due to (1) the full period effect in the first nine months of 2006 of the RTM Acquisition and (2) $2.2 million of asset impairment charges recorded in the 2006 third quarter principally related to two underperforming restaurants.

Facilities Relocation and Corporate Restructuring

     Our facilities relocation and corporate restructuring charges decreased $2.7 million. The charges of $6.4 million in the 2005 first nine months of our restaurant segment are described above in the comparison of the three-month periods. The charges of $3.7 million in the 2006 nine months consisted of $3.1 million recognized as a general corporate expense and related to our decision not to move our corporate offices to a leased facility in Rye Brook, New York and $0.6 million of additional net charges recognized by our restaurant segment relating to combining our existing restaurant operations with those of RTM as described above in the comparison of the three-month periods.

Loss on Settlement of Unfavorable Franchise Rights

     During the nine months ended October 2, 2005 and October 1, 2006, we recognized a loss on settlement of unfavorable franchise rights of $17.0 million and $0.7 million, respectively, in connection with the RTM Acquisition in July 2005 and the acquisition of nine restaurants in April 2006. These losses were recognized in accordance with accounting principles generally accepted in the United States of America as discussed in more detail in the comparison of the three-month periods.

Interest Expense

     Interest expense increased $55.2 million reflecting (1) a $43.7 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the significant increase in the use of leverage in the Opportunities Fund prior to the Redemption as of September 29, 2006 (see below), (2) an $11.0 million net increase in interest expense reflecting the higher average debt of our restaurant segment following the July 25, 2005 borrowing of Term Loans, a portion of which were used to refinance higher interest rate debt in connection with the Refinancing as discussed in more detail in the comparison of the three-month periods, and (3) $5.8 million of interest expense, including $0.2 million in the three months ended October 1, 2006, principally relating to the full period effect in the first nine months of 2006 of sales-leaseback and capitalized lease obligations of RTM which were acquired but which were not refinanced. These increases were partially offset by a $6.0 million decrease in interest expense due to the conversion or effective conversion of our Convertible Notes discussed above in the comparison of the three-month periods.

     As discussed in more detail in the comparison of the three-month periods, our future interest expense and related net investment income will be reduced after September 29, 2006 as a result of the Redemption. Interest expense and investment income, net associated with the Opportunities Fund were $54.8 million and $62.2 million, respectively, for the 2006 first nine months.

     On June 30, 2006 and September 29, 2006, we made prepayments from excess cash of $45.0 million and $6.0 million principal amount of Term Loans, respectively, which we refer to as the Term Loans Prepayments, which effective as of the respective repayment dates have or will reduce(d) our interest expense for the Term Loans.

Insurance Expense Related to Long-Term Debt

     Insurance expense related to long-term debt of $2.3 million in the 2005 first nine months did not recur in the 2006 first nine months due to its settlement upon the repayment of the related debt as part of the Refinancing.

Loss on Early Extinguishment of Debt

     The loss on early extinguishment of debt of $35.8 million in the nine months ended October 2, 2005 resulted from the Refinancing and is discussed in more detail in the comparison of the three-month periods. The loss on early extinguishment of debt of $13.7 million in the nine months ended October 1, 2006, consisted of (1) $12.7 million which resulted from the conversion or effective conversion of an aggregate $167.4 million of our Convertible Notes, as discussed in more detail below under "Liquidity and Capital Resources - Convertible Notes," and consisted of $8.7 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock, the write-off of $3.9 million of related previously unamortized deferred financing costs and $0.1 million of legal fees related to the conversions and (2) a $1.0 million write-off of previously unamortized deferred financing costs in connection with the Term Loans Prepayments.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                         Nine Months Ended
                                                                   --------------------------
                                                                   October 2,      October 1,
                                                                      2005            2006          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

      Interest income..............................................$  27.3          $ 69.7        $  42.4
      Recognized net gains.........................................    2.6             7.7            5.1
      Other than temporary unrealized losses.......................   (0.5)           (2.9)          (2.4)
      Distributions, including dividends...........................    1.5             1.0           (0.5)
      Other........................................................   (0.6)           (0.7)          (0.1)
                                                                   -------          ------        -------
                                                                   $  30.3          $ 74.8        $  44.5
                                                                   =======          ======        =======

     Interest income increased $42.4 million principally due to higher average outstanding balances of our interest-bearing investments due to the use of leverage in the Opportunities Fund. Average rates on our investments increased from 3.7% in the 2005 first nine months to 4.6% in the 2006 first nine months. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. However, the average balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM Acquisition in July 2005. Our recognized net gains, as discussed in more detail in the comparison of the three-month periods, increased $5.1 million principally due to an increase in realized gains on sales of available-for-sale securities and the gain on sale of a cost method investment. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable. Our other than temporary unrealized losses increased $2.4 million principally reflecting the recognition of a $2.1 million impairment charge related to the significant decline in the market value of one of the investments in the Deferred Compensation Trusts. The $2.1 million impairment charge related to the Deferred Compensation Trusts had a corresponding equal reduction of "General and administrative, excluding depreciation and amortization." Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

     As discussed in more detail in the comparison of the three-month periods, our future net investment income, and interest expense will be reduced after September 29, 2006 as a result of the Redemption. Investment income, net and interest expense associated with the Opportunities Fund were $62.2 million and $54.8 million, respectively, for the 2006 first nine months.

     As of October 1, 2006, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $19.2 and $(2.2) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Businesses

     The gain on sale of unconsolidated businesses decreased $10.7 million to $2.3 million for the 2006 first nine months from $13.0 million for the 2005 first nine months. These gains principally relate to our investment in Encore Capital Group, an equity investee of ours which we refer to as Encore and, to a much lesser extent, the REIT, principally due to cash sales of a portion of our investment in Encore.

Other Income, Net

     Other income, net increased $3.6 million, principally due to (1) $2.2 million of the full period effect in the first nine months of 2006 of rental income on restaurants leased to franchisees, (2) $1.7 million of gains recognized in the 2006 second quarter due to a sale of a portion of our investment in Jurlique International Pty Ltd., an Australian Company, (3) $1.5 million of costs recognized in the 2005 first nine months related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition which did not recur in the 2006 first nine months and (4) $0.6 million of the full period effect in the first nine months of 2006 of increased interest income on notes receivable acquired in the RTM Acquisition. These increases were partially offset by (1) $1.5 million of costs recognized in the 2006 first nine months related to a strategic business alternative that was not pursued, (2) a $0.3 million decrease from the foreign currency transaction and derivatives related to Jurlique from gains of $0.2 million in the 2005 first nine months to losses of $0.1 million in the 2006 first nine months and (3) a $0.3 million recovery in 2005 upon collection of a fully reserved non-trade note receivable of Sybra which predated our December 2002 acquisition of Sybra and which did not recur in the 2006 first nine months.

Loss From Continuing Operations Before Income Taxes and Minority Interests

     Our loss from continuing operations before income taxes and minority interests decreased $39.4 million to $6.1 million for the nine months ended October 1, 2006 from $45.5 million for the nine months ended October 2, 2005 attributed to a $22.1 million decrease in the loss on early extinguishment of debt and a $16.3 million decrease in the loss on settlement of unfavorable franchise rights, both in connection with the RTM Acquisition, as well as the effect of the other variances discussed in the captions above.

     As discussed above, we recognized deferred compensation expense of $1.6 million in the 2005 first nine months and a reversal of $0.3 million in the 2006 first nine months, within general and administrative expenses, for increases and decreases in the fair value of investments in the Deferred Compensation Trusts. The reversal of compensation expense in the 2006 first nine months reflects the effect of a $2.1 million impairment charge related to the significant decline in the value of one of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any unrealized losses deemed to be other than temporary, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, we recognized net investment losses from investments in the Deferred Compensation Trusts of $0.2 million in the 2005 first nine months and a net investment loss of $1.9 million in the 2006 first nine months principally consisting of an other than temporary loss related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value, interest income and investment management fee expense. The cumulative disparity between deferred compensation expense and net recognized investment income, including other than temporary losses, will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, other than with respect to recognized losses deemed to be other than temporary, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

     The benefit from income taxes for the nine months ended October 2, 2005 and October 1, 2006 represented effective tax rates of 26% and 58%, respectively. The effective benefit rate in the 2005 first nine months was lower than the United States Federal statutory rate of 35% due to the same effects as for the three months ended October 2, 2005 discussed above in the comparison of the three-month periods. The effective benefit rate in the 2006 first nine months reflects an annual effective rate which was based on forecasted pretax income for the 2006 full year despite the loss from continuing operations before income taxes and minority interests for the nine months ended October 1, 2006. The effects of (1) non-deductible expenses and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual basis, have impacted the rate higher than the Federal statutory rate of 35% and the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the forecasted pretax income used to calculate the effective tax rates have impacted the rate lower. The effective rate is higher in 2006 due to significantly higher forecasted non-deductible expenses for the 2006 full year.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries increased $0.7 million, principally reflecting an increase of $1.1 million due to the increased participation of investors other than us in increased income of the Opportunities Fund. The increased participation of investors other than us principally affected the first half of 2006 as compared with the first half of 2005. This increase was partially offset by a $0.3 million decrease in the minority interests related to Deerfield. The decrease in the minority interests related to Deerfield reflected $1.0 million of costs related to a strategic business alternative that was not pursued, largely offset by the effect of increased income of Deerfield applicable to the minority interests. The costs related to the strategic business alternative were incurred on behalf of and allocated to the minority shareholders of Deerfield and, accordingly, are reflected as a reduction of minority interests in income of consolidated subsidiaries.

Net Loss

     Our net loss decreased $30.1 million to $9.3 million in the 2006 first nine months from $39.4 million in the 2005 first nine months attributed to the decreases in the after tax effects of $13.5 million from the loss on early extinguishment of debt and $15.7 million from the loss on settlement of unfavorable franchise rights, both in connection with the RTM Acquisition, as well as the after tax effects of the other variances discussed in the captions above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $615.7 million during the nine months ended October 1, 2006 principally reflecting operating investment adjustments of $563.7 million.

     The net operating investment adjustments principally reflect proceeds from net sales of trading securities and net settlements of trading derivatives, which were principally used to cover securities sold short and make net payments under repurchase agreements. Under accounting principles generally accepted in the United States of America, the net sales of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying consolidated statements of cash flows. However, net amounts to cover securities sold short and net payments under repurchase agreements are reported in continuing investing activities in the accompanying consolidated statements of cash flows. The cash used by changes in current assets and liabilities associated with operating activities of $3.1 million principally reflects a $23.1 million decrease in accounts payable and accrued expenses and other current liabilities partially offset by an $18.1 million decrease in accounts and notes receivable. The decrease in accounts payable and accrued expenses and other current liabilities was principally due to the payment of previously accrued incentive compensation. The decrease in accounts and notes receivable principally resulted from collections of asset management incentive fees receivable. Other adjustments to reconcile the net loss to the cash provided by continuing operating activities were principally comprised of non-cash adjustments for depreciation and amortization of $46.1 million, a stock-based compensation provision of $10.8 million, a receipt of a deferred vendor incentive payment, net of amount recognized, of $8.6 million, minority interests in income of consolidated subsidiaries of $6.7 million and write-offs of unamortized deferred financing costs of $4.9 million, all partially offset by a deferred income tax benefit of $5.4 million.

     Excluding the effect of the net sales of trading securities and net settlements of trading derivatives, which represent the liquidation of discretionary investments of excess cash, our continuing operating activities provided cash of $47.4 million in the nine months ended October 1, 2006. We expect positive cash flows from continuing operating activities for the fourth quarter of 2006, excluding the effect, if any, of net sales or purchases of trading securities since we expect improved operating results before net non-cash charges during the 2006 fourth quarter.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $207.4 million at October 1, 2006, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.9:1. Working capital at October 1, 2006 decreased $89.0 million from $296.4 million at January 1, 2006, primarily resulting from (1) the Term Loans Prepayments of $51.0 million and (2) dividend payments of $49.1 million, both partially offset by proceeds from issuance of long term debt of $15.9 million.

     Our total capitalization at October 1, 2006 was $1,256.0 million, consisting of stockholders' equity of $531.7 million, long-term debt of $719.2 million, including current portion, and notes payable of $5.1 million. Our total capitalization at October 1, 2006 decreased $61.2 million from $1,317.2 million at January 1, 2006 principally reflecting net repayments of long-term debt and notes payable of $50.7 million and dividends of $49.1 million, partially offset by (1) the stock-based compensation provision of $10.3 million credited to "Additional paid-in capital" and (2) non-cash increases in capitalized lease obligations of $12.6 million.

Credit Agreement

     In connection with the RTM Acquisition, we entered into a credit agreement, which we refer to as the Credit Agreement, for our restaurant business segment. The Credit Agreement includes the Term Loans with a remaining principal balance of $561.3 million as of October 1, 2006, of which $1.5 million is due in the 2006 fourth quarter, and a senior secured revolving credit facility of $100.0 million. There were no borrowings under the revolving credit facility as of October 1, 2006. However, the availability under the facility as of October 1, 2006 was $95.0 million, which is net of a reduction of $5.0 million for outstanding letters of credit.

Convertible Notes

     We had outstanding at October 1, 2006, $7.6 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 191,000 shares of our class A common stock and 381,000 shares of our class B common stock. Subsequent to October 1, 2006, the outstanding Convertible Notes were reduced to $2.1 million as a result of additional effective conversions discussed below. The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

     During the nine months ended October 1, 2006, an aggregate of $167.4 million principal amount of the Convertible Notes were converted or effectively converted into an aggregate of 4,184,000 shares of our class A common stock and 8,369,000 shares of our class B common stock, which we refer to as the Convertible Notes Conversions. In order to induce the effective conversions, we paid negotiated premiums aggregating $8.7 million to the converting noteholders consisting of cash of $5.0 million and 226,000 shares of our class B common stock with an aggregate fair value of $3.7 million based on the closing market price of our class B common stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. Subsequent to October 1, 2006, an additional $5.5 million principal amount of Convertible Notes were effectively converted into an aggregate 138,000 shares of our class A common stock and 276,000 shares of our class B common stock. In order to induce these effective conversions, we paid negotiated premiums aggregating $0.3 million to the converting noteholders consisting of 18,000 shares of our class B common stock in lieu of cash.

Sale-Leaseback Obligations

     We have outstanding $75.4 million of sale-leaseback obligations as of October 1, 2006, which relate to our restaurant segment and are due through 2026, of which $0.4 million is due in the 2006 fourth quarter.

Capitalized Lease Obligations

     We have outstanding $58.0 million of capitalized lease obligations as of October 1, 2006, which relate to our restaurant segment and extend through 2036, of which $0.2 million is due in the 2006 fourth quarter.

Other Long-Term Debt

     We have outstanding a secured bank term loan payable through 2008 in the amount of $6.2 million as of October 1, 2006, of which $0.8 million is due in the 2006 fourth quarter, and a secured promissory note payable due in the 2006 fourth quarter in the amount of $5.4 million as of October 1, 2006. We also have outstanding $1.3 million of leasehold notes as of October 1, 2006, which are due through 2014, of which $0.1 million is due in the 2006 fourth quarter.

Notes Payable

     We have outstanding $5.1 million of non-recourse notes payable as of October 1, 2006 which relate to our asset management segment and are secured by our short-term investments in preferred shares of CDOs with a carrying value of $9.7 million as of October 1, 2006. These notes have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, those investments and a portion of the asset management fees to be paid to us from the respective CDOs.

Revolving Credit Facilities

     We have $95.0 million available for borrowing under our restaurant segment's $100.0 million revolving credit facility as of October 1, 2006, which is net of the reduction of $5.0 million for outstanding letters of credit noted above. In addition, on July 1, 2006 we entered into a $30.0 million agreement with CNL Restaurant Capital, LP, which we refer to as CNL, for sale-leaseback financing from CNL for development and operation of Arby's restaurants, of which $25.6 million was available on October 1, 2006. This agreement ends on December 31, 2006; however, we have an option to, and we presently intend to, extend the agreement for an additional six months. In February 2006, our asset management segment entered into a $10.0 million revolving note agreement, of which $4.0 million was outstanding and $6.0 million was available as of October 1, 2006.

Debt Repayments and Covenants

     Our total scheduled long-term debt and notes payable repayments during the 2006 fourth quarter are $9.7 million consisting of $5.4 million under our secured promissory note, $1.5 million under our Term Loans, $1.3 million expected to be paid under our notes payable, $0.8 million under our secured bank term loan, $0.4 million relating to sale-leaseback obligations, $0.2 million relating to capitalized leases and $0.1 million under our leasehold notes.

     Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting,
(2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments,
(e) certain capital expenditures and (f) the payment of dividends to Triarc. We believe we were in compliance with all of these covenants as of October 1, 2006. In June and September 2006, we made the Term Loans Prepayments aggregating $51.0 million. We may make additional prepayments of Term Loans during the remainder of 2006 under certain circumstances, including if those prepayments would be necessary for continued compliance with the covenants of the Credit Agreement. As of October 1, 2006 there was $25.1 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

     A significant number of the underlying leases for our sale-leaseback obligations, capitalized lease obligations and operating leases require periodic financial reporting of certain subsidiary entities within our restaurant business segment or of individual restaurants, which in many cases has not been prepared or reported. We have negotiated alternative covenants with a number of our most significant lessors which substitute consolidated financial reporting of our restaurant segment for financial reporting of individual subsidiary entities and which modify restaurant level reporting requirements. We are in the process of negotiating similar alternative covenants with additional lessors. Nevertheless, as of October 1, 2006 we were not in compliance with the original reporting requirements under a substantial number of these leases. However, none of our lessors has asserted that we are in default of any of these lease agreements and we do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

     The only significant changes to our contractual obligations as of October 1, 2006 since January 1, 2006, as disclosed in Item 7 of our Form 10-K, resulted from (1) the Convertible Notes Conversions and (2) the Term Loans Prepayments. Our expected payments of long-term debt in the periods after 2010 decreased by $218.4 million due to the Convertible Notes Conversions and the Term Loans Prepayments. Those expected payments decreased by an additional $5.5 million as a result of the effective conversion of Convertible Notes that occurred subsequent to October 1, 2006 as discussed above under "Convertible Notes."

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of October 1, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of October 1, 2006. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In 2001 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.0 million as of October 1, 2006, associated with the sale and other tax basis differences, prior to 2005, of our propane business if National Propane required the repurchase. As of October 1, 2006, we have net operating loss tax carryforwards sufficient to offset these deferred taxes.

     Prior to the RTM Acquisition, RTM guaranteed the lease obligations of 24 restaurants then operated by affiliates of RTM not acquired by us. As of October 1, 2006, 23 of the guarantees are still in place, but these restaurants are no longer operated by affiliates of RTM. The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations. In addition, the purchasers of 23 additional restaurants sold in various transactions by RTM prior to the RTM Acquisition assumed the associated lease obligations, although RTM remains contingently liable if the respective purchasers do not make the required lease payments. We refer to all of these obligations as the Lease Guarantees. These lease obligations, which extend through 2025 including all then existing extension or renewal option periods, could aggregate a maximum of approximately $39.0 million as of October 1, 2006, assuming all scheduled lease payments have been made by the respective tenants through October 1, 2006. The estimated fair value of the Lease Guarantees was $1.5 million as of the date of the RTM Acquisition, as determined in accordance with an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by us. Such amount is being amortized as other income based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time. There remains an unamortized carrying amount of $1.2 million as of October 1, 2006 with respect to the Lease Guarantees.

Capital Expenditures

     Cash capital expenditures amounted to $53.3 million during the first nine months of 2006. We expect that cash capital expenditures will be approximately $25.0 million during the 2006 fourth quarter principally relating to (1) the opening of an estimated 18 new Company-owned restaurants, (2) remodeling some of our existing restaurants and (3) maintenance capital expenditures for our Company-owned restaurants. We have $15.9 million of outstanding commitments for these capital expenditures as of October 1, 2006.

Dividends

     On March 15, 2006, June 15, 2006 and September 15, 2006 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $22.8 million. In addition, on March 1, 2006 and July 14, 2006 we paid special cash dividends of $0.15 per share on our class A common stock and class B common stock, aggregating $26.3 million. We also announced our intention to pay an additional special cash dividend in the fourth quarter of 2006 of $0.15 per share on our class A common stock and class B common stock. On November 9, 2006, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, to holders of record on December 1, 2006 and payable on December 15, 2006. Our board of directors has determined that until December 31, 2006 regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividend paid on each share of class A common stock. Our board of directors has not yet made any determination of the relative amounts of any regular quarterly cash dividends that will be paid on the class A common stock and class B common stock after December 31, 2006. After December 31, 2006 holders of the class B common stock are entitled to receive regularly quarterly cash dividends, on a per share basis, equal to those paid, if any, on the class A common stock. We currently intend to continue to declare and pay regular quarterly cash dividends. However, there can be no assurance that any additional dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. Our total cash requirement for the regular and special cash dividends for the 2006 fourth quarter, based on the number of class A and class B common shares outstanding as of October 31, 2006, would be $21.1 million.

Investments and Acquisitions

     As of October 1, 2006, we had $396.6 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $5.2 million invested in the DM Fund which is managed by Deerfield and consolidated by us. As discussed above under "Introduction and Executive Overview," we intend to withdraw our entire investment from this fund on December 29, 2006. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including a potential corporate restructuring as discussed below under "Potential Corporate Restructuring," repurchases of Triarc common stock (see "Treasury Stock Purchases" below), the payment of the remaining special cash dividend during the 2006 fourth quarter and investments.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2007 up to a total of $50.0 million of our class A and class B common stock. However, due to the previously announced potential corporate restructuring, previously discussed above under "Introduction and Executive Overview," we expect to be precluded from repurchasing shares at certain times. We did not make any treasury stock purchases during the first nine months of 2006 and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

     Our consolidated cash requirements for continuing operations for the 2006 fourth quarter, exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) regular and special cash dividends aggregating approximately $21.1 million, (3) cash capital expenditures of approximately $25.0 million, (4) scheduled debt principal repayments aggregating $9.7 million, (5) prepayments under our Credit Agreement, if any, and (6) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, (3) borrowings under our restaurant segment's revolving credit facility of which $95.0 million is currently available, (4) the sale-leaseback financing agreement with CNL of which $25.6 million is currently available, (5) borrowings under our asset management segment's revolving credit note agreement of which $6.0 million is currently available and (6) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Potential Corporate Restructuring

     We are continuing to explore a possible corporate restructuring that is expected to involve the disposition of our asset management operations, whether through a sale of our ownership interest in our asset management business, a spin-off of our ownership interest in our asset management business to our stockholders or such other means as our board of directors may conclude would be in the best interests of our stockholders. In connection with the potential restructuring, on January 26, 2006, in addition to our regular quarterly dividends, we announced our intention to declare and pay during 2006 special cash dividends aggregating $0.45 per share on each outstanding share of our class A common stock and class B common stock, as discussed in more detail above under "Dividends." Options for our other remaining non-restaurant net assets are also under review and could include the allocation of these net assets between our asset management and restaurant businesses and/or additional special dividends or distributions to our shareholders.

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

Consolidation of Opportunities Fund and DM Fund

     We consolidate the DM Fund since we currently have a majority voting interest of 69.8%. As of September 29, 2006, we effectively redeemed our investment in the Opportunities Fund and, accordingly, we no longer consolidate the accounts of this fund subsequent to that date. The Company had a receivable of $15.7 million as of September 29, 2006 for the redemption proceeds not received as of that date, of which $13.7 million has been subsequently received. Furthermore, we have notified the investment manager for the DM Fund of our intent to withdraw our entire investment by December 29, 2006. Accordingly, assuming this withdrawal is consummated, we will no longer consolidate the accounts of the DM Fund subsequent to December 29, 2006. Prior to the effective redemption of the Opportunities Fund, the effect of the consolidation of the Opportunities Fund on our consolidated financial position, results of operations and cash flows was significantly impacted by the substantial leverage used in its investment strategy. Following our effective redemption and the related deconsolidation of the Opportunities Fund, this impact will no longer occur.

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

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In October 2005, the action was dismissed as moot, but in December 2005 the plaintiffs filed a motion seeking reimbursement of $0.3 million of legal fees and expenses. In March 2006, the court awarded the plaintiffs $75,000 in fees and expenses, but in April 2006 the defendants appealed. In June 2006, the parties entered into an agreement pursuant to which, among other things, we paid $76,000 for the fees and expenses, including interest, and the defendants withdrew their appeal.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.6 million as of October 1, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which we refer to as SFAS 155. SFAS 155 amends FASB
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we refer to as SFAS 133, and FASB Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective commencing with our first quarter of 2007 although early adoption is permitted. Although we hold preferred shares of several CDOs, which represent beneficial interests in securitized financial assets that we classify as available-for-sale securities, we do not believe that any of these interests represent freestanding or embedded derivatives which would be required to be accounted for as derivatives under the provisions of SFAS 155. Accordingly, we currently do not believe that the adoption of SFAS 155 will have any effect on our consolidated financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which we refer to as Interpretation 48. Interpretation 48 clarifies how uncertainties in income taxes should be reflected in financial statements in accordance with SFAS 109, "Accounting for Income Taxes." Interpretation 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns. Interpretation 48 prescribes a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interpretation 48 has disclosure requirements which include a rollforward of tax benefits taken that do not qualify for financial statement recognition, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, the total amounts and financial statement classifications of interest and penalties recognized in the balance sheet and statement of operations and a description of tax years that remain subject to examination by major tax jurisdictions. For positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date, an entity should disclose the nature of the uncertainty, the nature of the event that could occur in the next twelve months that would cause the change and an estimate of the range of the reasonably possible change or a statement that an estimate of the range cannot be made. All disclosures required by Interpretation 48 must be included in each interim financial statement in the year of adoption. Interpretation 48 is effective commencing with our first fiscal quarter of 2007. The provisions of Interpretation 48 are complex and we are in the initial stages of estimating the effects that adopting Interpretation 48 will have on our consolidated financial position and results of operations. As described above, we will be required to provide additional financial statement disclosures upon adoption of Interpretation 48.

     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which we refer to as FSP AIR-1. FSP AIR-1 prohibits the use of the previously acceptable accrue-in-advance method of accounting for scheduled major maintenance activities, which is the method we currently use for scheduled major maintenance overhauls of corporate aircraft. Under the accrue-in-advance method, the estimated cost of such an overhaul is amortized to the date of the next overhaul with any difference between estimated and actual cost charged or credited to income upon completion of the overhaul. FSP AIR-1 requires that we use either
(1) a direct expensing method, under which the costs of overhauls are charged to operations as incurred, or (2) a deferral method, under which the actual cost of each overhaul is capitalized and amortized until the next overhaul. We must apply FSP AIR-1 no later than our first fiscal quarter of 2007. It requires retrospective application to all financial statements presented, unless it is impracticable to do so, with a cumulative effect of the change in accounting reflected as of the beginning of the first period presented. Since FSP AIR-1 was only recently issued, we are still evaluating which of the two acceptable methods we will adopt. Under either method we adopt, we will be required to restate our consolidated statements of operations and balance sheets for all prior periods presented for the difference between the accrue-in-advance method and either the direct expensing method or the deferral method of accounting for scheduled major airplane maintenance overhauls. For the nine months ended October 1, 2006 we have expensed $0.6 million of costs related to scheduled major maintenance overhauls under the accrue-in-advance method.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which we refer to as SAB 108. SAB 108 indicates that we evaluate the materiality of any identified financial statement error by quantifying the effects of the unadjusted error on each financial statement and related financial statement disclosure. Prior year misstatements should be considered in quantifying misstatements in current year financial statements. Accordingly, the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements must be considered. This would be accomplished by quantifying an error under both an income statement and balance sheet approach. Thus, financial statements would require adjustment when either approach results in a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective commencing with our 2006 fiscal year end. It permits us to report the cumulative effect, if material, of the initial application as an adjustment to beginning retained earnings for our 2006 fiscal year as an alternative to restating prior years' financial statements. Since SAB 108 was only recently issued, we are currently unable to estimate the effects, if any, that its adoption will have on our consolidated financial position and results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," which we refer to as SFAS 157. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability. The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 is, with some limited exceptions, to be applied prospectively and is effective commencing with our first fiscal quarter of 2008, although earlier application in our first fiscal quarter of 2007 is permitted. Currently some of our investments are assigned fair values based on their bid price and some securities sold with an obligation to purchase are assigned fair values based on their ask price. SFAS 157 requires us to use the most representative fair value within the bid-ask spread if an asset's fair value is based on bid and ask prices. To the extent that these investments are present in our portfolio at the time of adoption of SFAS 157, our consolidated financial position will be affected for any such investments classified as available-for-sale securities and both our consolidated financial position and results of operations will be affected for any such investments classified as trading securities. We will also be required to present the expanded fair value disclosures upon adoption of SFAS 157.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which we refer to as SFAS 158. SFAS 158 requires an employer to recognize the full overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability, respectively, in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 requires footnote disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure the funded status of our defined benefit plans as of the date of the fiscal year end balance sheet is effective with our 2008 fiscal year end, although earlier fiscal year-end application is permitted. The other requirements of SFAS 158 are effective with our 2006 fiscal year end. We already reflect the full underfunded status of our defined benefit plans as a liability in our consolidated balance sheets because the benefits under our defined benefit plans were frozen in 1992 and, after realizing a curtailment gain upon freezing the benefits, we have no unrecognized prior service cost related to these plans. Therefore, we expect that the adoption of SFAS 158 will affect us only with respect to the additional footnote disclosure requirements regarding the effect of delayed recognition of gains and losses on net periodic benefit cost for the following fiscal year.

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

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the nine months ended October 1, 2006.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of October 1, 2006 our notes payable and long-term debt, including current portion, aggregated $724.3 million and consisted of $571.5 million of variable-rate debt, $133.4 million of capitalized lease and sale-leaseback obligations, $14.3 million of fixed-rate debt and $5.1 million of variable-rate notes payable. We continue to have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the $561.3 million outstanding principal amount of our variable-rate senior secured term loan borrowings until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying consolidated balance sheet to the extent of the effectiveness of these hedges. Any ineffective portion of the change in fair value of these hedges, of which there was none through October 1, 2006, would be recorded in our results of operations. In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $6.2 million principal amount was outstanding as of October 1, 2006, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. The fair value of our fixed-rate debt will increase if interest rates decrease. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase. See below for a discussion of how we manage this risk.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first nine months of 2006. However, on April 26, 2006 we received a return of capital from our investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique, and sold a portion of our investment in Jurlique representing an aggregate $21.7 million reduction in the carrying value of the investment to $8.5 million. We continue to have a put and call arrangement whereby we have limited the overall foreign currency risk of holding this investment through July 5, 2007. In connection with these April 2006 transactions, we terminated a portion of the put and call arrangement so that the remaining notional amount approximated the value of the remaining investment.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We had previously adjusted our asset allocation to increase the portion of our investments that offered the opportunity for higher, but more risk inherent, returns. In that regard, at January 1, 2006 we had an investment in a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which was managed by a subsidiary of ours and was consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invested principally in various fixed income securities and their derivatives, as opportunities arose and employed leverage in its trading activities. As a result of the effective redemption on September 29, 2006 of our investment in the Opportunities Fund, we no longer consolidate the accounts of this fund subsequent to that date, and therefore no longer bear the associated risks as of October 1, 2006. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by our Chairman and Chief Executive Officer, our President and Chief Operating Officer and our Vice Chairman. The Equities Account was invested principally in the equity securities of a limited number of publicly-traded companies and cash equivalents as of October 1, 2006. As of October 1, 2006, the derivatives held in our short-term investment portfolios consisted of (1) put and call option combinations on an equity security, (2) options on foreign currency contracts and interest rate futures, (3) stock options, (4) options on interest rate swaps, (5) futures contracts relating to interest rates and United States government debt securities and (6) interest rate swaps. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of October 1, 2006 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...................................$     203,382
      Short-term investments pledged as collateral...............................................        9,722
      Other short-term investments...............................................................      102,072
      Investment settlements receivable..........................................................       16,063
      Current and non-current restricted cash equivalents (a)....................................       13,132
      Non-current investments....................................................................       70,006
                                                                                                 -------------
                                                                                                 $     414,377
                                                                                                 =============
      Certain liability positions related to investments:
         Securities sold with an obligation to purchase included in "Other liability positions
           related to short-term investments"....................................................$      (6,137)
         Derivatives held in trading portfolios in liability positions included in "Other
           liability positions related to short-term investments"................................         (171)
                                                                                                 -------------
                                                                                                 $      (6,308)
                                                                                                 =============

-----------------
(a) Includes non-current restricted cash equivalents of $1,939,000 included in "Deferred costs and other assets."

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired. The cash equivalents included in "Cash and cash equivalents" consisted principally of cash in mutual fund and bank money market accounts, cash in interest-bearing brokerage and bank accounts with a stable value, commercial paper of high credit-quality entities and securities purchased under agreements to resell the following day collateralized by United States government and government agency debt securities.

     At October 1, 2006 our investments were classified in the following general types or categories (in thousands):

                                                                         At Fair          Carrying Value
                                                                                       ----------------------
                         Type                             At Cost       Value (c)      Amount         Percent
                         ----                             -------       ---------      ------         -------

      Cash equivalents (a)............................$    203,382    $    203,382   $    203,382      49%
      Investment settlements receivable...............      16,063          16,063         16,063       4%
      Restricted cash equivalents.....................      13,132          13,132         13,132       3%
      Investments accounted for as:
           Available-for-sale securities (b)..........      74,871          91,859         91,859      22%
           Trading securities.........................         191             196            196      --%
           Trading derivatives........................         515             258            258      --%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....      24,066          32,332         24,066       6%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....      24,724          36,280         24,724       6%
      Other current and non-current investments
        accounted for at:
           Cost.......................................      13,974          15,565         13,974       3%
           Equity.....................................      17,699          27,940         22,195       6%
           Fair value ................................       4,088           4,528          4,528       1%
                                                      ------------    ------------   ------------    ----
      Total cash equivalents and long
        investment positions..........................$    392,705    $    441,535   $    414,377     100%
                                                      ============    ============   ============    ====

      Certain liability positions related to investments:
           Securities sold with an obligation to
              purchase................................$     (2,793)   $     (6,137)  $     (6,137)   N/A
           Derivatives held in trading portfolios in
              liability positions.....................        (177)           (171)          (171)   N/A
                                                      ------------    ------------   ------------
                                                      $     (2,970)   $     (6,308)  $     (6,308)
                                                      ============    ============   ============

----------------
(a) Includes $1,353,000 of cash equivalents held in deferred compensation trusts.
(b) Includes $9,682,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $5,148,000.
(c) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale.
Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in two public companies, one of which is a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options of the real estate investment trust that we manage, which we received as stock-based compensation and account for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at October 1, 2006 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of October 1, 2006 based upon assumed immediate adverse effects as noted below (in thousands):


Trading Purposes:

                                                          Carrying     Interest           Equity          Foreign
                                                            Value      Rate Risk        Price Risk     Currency Risk
                                                            -----      ---------        ----------     -------------
   Equity securities...................................$      196      $      --        $     (20)        $       --
   Trading derivatives in asset positions..............       258         (1,668)              --               (311)
   Trading derivatives in liability positions..........      (171)        (1,222)             (11)                (3)

     The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at October 1, 2006, with all other variables held constant.

     The interest rate risk with respect to our trading derivatives reflects the effect of the assumed adverse interest rate change on the fair value of each of those derivative positions and does not reflect any offsetting of hedged positions. The adverse effects on the fair values of the respective derivatives were determined based on market standard pricing models applicable to those particular instruments. Those models consider variables such as volatility, price of the underlying instrument, coupon rate and frequency of the underlying instrument, strike price and expiration.

Other Than Trading Purposes:

                                                          Carrying     Interest           Equity          Foreign
                                                            Value      Rate Risk        Price Risk      Currency Risk
                                                            -----      ---------        ----------      -------------
      Cash equivalents.................................$   203,382     $      (2)       $      --         $      --
      Investment settlements receivable................     16,063            --               --                --
      Restricted cash equivalents......................     13,132            --               --                --
      Available-for-sale equity securities.............     68,071            --           (6,807)               --
      Available-for-sale preferred shares of CDOs......     14,729        (1,397)              --                --
      Available-for-sale debt mutual fund..............      9,059          (136)              --                --
      Investment in Jurlique...........................      8,504            --             (850)             (603)
      Other investments................................     80,983        (1,954)          (6,696)             (136)
      Interest rate swaps in an asset position.........      2,569        (3,744)              --                --
      Foreign currency put and call arrangement in
        a net liability position.......................       (155)           --               --              (659)
      Securities sold with an obligation to purchase...     (6,137)           --             (614)               --
      Notes payable and long-term debt, excluding
        capitalized lease and sale-leaseback
        obligations....................................   (590,864)      (25,594)              --                --


     The sensitivity analysis of financial instruments held at October 1, 2006 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at October 1, 2006, with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                                        Range            Weighted Average
                                                                                        -----            ----------------
      Cash equivalents (a)......................................................       10 days                10 days
      CDOs underlying preferred shares..........................................    2 years - 8 years         5 years
      Debt mutual fund..........................................................    1 day - 35 years         1 1/2 years
      Debt securities included in other investments (principally held by investment limited partnerships and similar
        investment entities)....................................................         (b)                 10 years

------------------
(a) Excludes money market funds, interest-bearing brokerage and bank accounts and securities purchased under agreements to resell the following day which were assumed to have no interest rate risk.
(b) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $195.3 million and $13.1 million, respectively, as of October 1, 2006 of mutual fund and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

     As of October 1, 2006, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $576.6 million of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations. Our variable-rate notes payable and long-term debt outstanding as of October 1, 2006 had a weighted average remaining maturity of approximately 5 1/4 years. However, as discussed above under "Interest Rate Risk," we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We have only $14.3 million of fixed-rate debt as of October 1, 2006 for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt, and is not reflected in the table above.

     The foreign currency risk presented for our investment in Jurlique as of October 1, 2006 excludes the portion of risk that is hedged by the foreign currency put and call arrangement. For investments held since January 1, 2006 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. The analysis also assumed that the decrease in the equity markets and the change in foreign currency were other than temporary with respect to these investments. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

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

RTM Restaurant Group

     We acquired the RTM Restaurant Group ("RTM") on July 25, 2005. Prior to our acquisition, RTM was privately held and had no previous public reporting obligations with the Securities and Exchange Commission. We previously reported in Item 9A to our Annual Report on Form 10-K for the year ended January 1, 2006 and our Quarterly Reports on Form 10-Q for each of the three month periods ended April 2, and July 2, 2006, that there were certain significant deficiencies in RTM's systems, procedures and internal control over financial reporting. Although we have made progress in the remediation of certain of those deficiencies, significant deficiencies continued to exist during the period covered by this Quarterly Report. To ensure that our financial statements for the period covered by this Quarterly Report were materially correct, we continued to perform supplemental procedures as part of the overall control procedures and closing processes. Based on the additional procedures and RTM's existing internal controls and procedures, as well as the additional reviews and procedures performed by us at the parent company (Triarc) level, we have concluded that our financial statements as of and for the three and nine months ended October 1, 2006 fairly present, in all material respects, our financial condition, results of operations and cash flows.

     Our process of remediating these deficiencies has included the hiring of additional staff and the planning, design and implementing of enhanced controls and procedures. We are also in the process of documenting RTM's controls and procedures in order to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations with respect to RTM. In that process, we have made, and continue to make, additional control improvements to remediate deficiencies and enable completion of the required year-end 2006 assessment of our internal control over financial reporting and have discovered additional deficiencies which we are also in the process of evaluating and remediating. In addition to these initiatives, we are continuing the planning for the conversion to new, more robust accounting systems to be used by our restaurant business, including RTM, which we currently anticipate will be implemented in the first half of 2007. Since these initiatives are ongoing, we cannot be certain that additional deficiencies will not be discovered or that the existing deficiencies or our implementation of new controls and procedures will not result in a delay in the filing of any future periodic reports. Until our assessment is complete and related remediation is effected, we will continue to perform supplemental procedures necessary to ensure that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows.

Change in Internal Control Over Financial Reporting

     As reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 2, 2006 and July 2, 2006, we substantially completed the combination of our existing restaurant operations with those of RTM and the relocation of the corporate office of our restaurant group from Ft. Lauderdale, FL to new offices in Atlanta, GA. In connection with these actions, certain of the personnel performing the accounting procedures and executing the internal control over financial reporting changed. Additionally, certain accounting and control procedures relating to our existing restaurant operations are now integrated into those procedures being performed by RTM. To the extent practicable, we have maintained the consistency of our accounting and control procedures. We have continued to perform supplemental procedures with respect to the accounting for our existing restaurant operations to the extent our controls have been integrated into those procedures of RTM. We anticipate that the ongoing remediation associated with the significant deficiencies noted above will continue to have a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     o changes in commodity (including beef), labor, supply, distribution and other operating costs;

     o  availability and cost of insurance;

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

     o the payment of the future installment of the special cash dividends referred to in Item 5 below and elsewhere in this Form 10-Q (including the amount or timing thereof) and any other future dividends are subject to applicable law and will be made at the discretion of our Board based on such factors as our earnings, financial condition, cash requirements and other factors, including whether such future installment of the special cash dividends would result in a material adjustment to the conversion price of our 5% Convertible Notes due 2023; and

     o other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (see especially "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 1.  Legal Proceedings

     As previously reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K"), and in our Quarterly Reports for the fiscal quarters ended April 2, 2006 and July 2, 2006 (collectively, the "Form 10-Qs") in November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (RTM), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005. The complaint alleged that the approximately 775 Arby's restaurants owned by RTM and its affiliates failed to comply with Title III of the Americans with Disabilities Act (the "ADA"). The plaintiffs requested class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants. The complaint did not seek monetary damages, but did seek attorneys' fees. Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which was approved by the court on August 10, 2006. The settlement agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year. The agreement also applies to restaurants subsequently acquired by RTM and such affiliates. Arby's Restaurant Group, Inc. ("ARG") estimates that it will spend approximately $1.0 million per year of capital expenditures to bring the restaurants into compliance under the agreement and pay certain legal fees.


Item 1A.  Risk Factors.

     In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as described in this report, there were no material changes from the risk factors previously disclosed in our Form 10-K during the fiscal quarter ended October 1, 2006.

     The following additional risk factor was identified during 2006:

     Due to the concentration of Arby's restaurants in particular geographic regions, ARG's business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

     As of October 1, 2006, ARG and Arby's franchisees operated Arby's restaurants in 48 states, the District of Columbia and four foreign countries. As of October 1, 2006, the six leading states by number of operating units were:
Ohio, with 286 restaurants; Michigan, with 188 restaurants; Indiana, with 175 restaurants; Florida, with 173 restaurants; Texas, with 155 restaurants; and Georgia, with 153 restaurants. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on ARG's overall results of operations. ARG believes that the adverse economic conditions in Ohio and Michigan, two states which have a significant number of Arby's restaurants, have adversely impacted its results of operations. It is possible that adverse economic conditions in those two states or in other states or regions that contain a high concentration of Arby's restaurants could have a material adverse impact on ARG's results of operations in the future.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 11, 2006, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2007 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock, Series 1. No transactions were effected under our stock repurchase program and there were no other repurchases of shares of our common stock by us or our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2006.

Item 5.  Other Information.

Potential Corporate Restructuring; Declaration of Special Dividend

     We are continuing to explore a possible corporate restructuring that is expected to involve the disposition of our asset management operations, whether through a sale of our ownership interest in Deerfield, a spin-off of our ownership interest in Deerfield to our stockholders or such means as our board of directors may conclude would be in the best interests of our stockholders. In connection with the potential restructuring, on January 26, 2006, in addition to our regular quarterly dividends, we announced our intention to declare and pay during 2006 special cash dividends aggregating $0.45 per share on each outstanding share of our Class A Common Stock and Class B Common Stock, Series 1, the first installment of which, in the amount of $0.15 per share, was paid on March 1, 2006 and the second installment of which, in the amount of $0.15 per share, was paid on July 14, 2006 to holders of record on June 30, 2006. Although it is currently contemplated that the third and final installment of such special cash dividends in the amount of $0.15 per share on each outstanding share of our Class A Common Stock and Class B Common Stock will be paid in the fourth fiscal quarter of 2006, the declaration and payment of such additional special cash dividends is subject to applicable law, will be made at the discretion of our Board of Directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors, including whether such future installments of the special dividends will result in a material adjustment to the conversion price of the Notes. Accordingly, there can be no assurance that such third and final installment of such additional special cash dividends will be declared or paid, or of the amount or timing of such dividends, if any. Options for our other remaining non-restaurant assets are also under review and could include the allocation of our remaining cash, cash equivalents, short-term and other investments between our two businesses (Arby's and Deerfield) and/or additional special dividends or distributions to shareholders.

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

10.1 Surrender and Release Agreement, dated as of September 19, 2006, by and between 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC, as Lessor, and Triarc Companies, Inc. as Lessee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 20, 2006 (SEC file no. 1-2207).

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


                                       TRIARC COMPANIES, INC.
                                       (Registrant)


Date:  November 13, 2006               By:/s/FRANCIS T. MCCARRON
                                          -----------------------------
                                          Francis T. McCarron
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (On behalf of the Company)


Date:  November 13, 2006               By:/s/FRED H. SCHAEFER
                                          -----------------------------
                                          Fred H. Schaefer
                                          Senior Vice President and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

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

10.1 Surrender and Release Agreement, dated as of September 19, 2006, by and between 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC, as Lessor, and Triarc Companies, Inc. as Lessee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 20, 2006 (SEC file no. 1-2207).

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



Date:  November 13, 2006

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


Date:  November 13, 2006
                                   /s/FRANCIS T. MCCARRON
                                   ------------------------------------
                                   Francis T. McCarron
                                   Executive Vice President
                                   and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 13, 2006              /s/NELSON PELTZ
                                      ------------------------------------
                                      Nelson Peltz
                                      Chairman and Chief Executive Officer



Dated: November 13, 2006              /s/FRANCIS T. MCCARRON
                                      ------------------------------------
                                      Francis T. McCarron
                                      Executive Vice President
                                      and Chief Financial Officer



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