Form 10-K
period 2006-12-31
TRIARC COMPANIES INC
filed 2007-03-01
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.
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

Registrant’s Telephone Number, Including Area Code: (212) 451-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.10 par value	New York Stock Exchange
Class B Common Stock, Series 1, $.10 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $984,464,928. As of February 15, 2007, there were 28,850,672 shares of the registrant’s Class A Common Stock and 63,762,190 shares of the registrant’s Class B Common Stock, Series 1, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

PART 1
Special Note Regarding Forward-Looking Statements and Projections

Certain statements in this Annual Report on Form 10-K, including statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries, and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements contained in this Form 10-K are based on our current expectations, speak only as of the date of this Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures and the potential impact of competitors’ new units on sales by Arby’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives;

•	development costs, including real estate and construction costs;

•	advertising and promotional efforts by us and our competitors;

•	consumer awareness of the Arby’s brand;

•	the existence or absence of positive or adverse publicity;

•	new product and concept development by us and our competitors, and market acceptance of such new product offerings and concepts;

•

changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu”;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•	adverse economic conditions, including high unemployment rates, in geographic regions that contain a high concentration of Arby’s restaurants;

•	the business and financial viability of key franchisees;

•	the timely payment of franchisee obligations due to us;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	the ability of our franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

•	delays in opening new restaurants or completing remodels;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby’s restaurants successfully;

•	changes in business strategy or development plans, and the willingness of our franchisees to participate in our strategies and operating initiatives;

•	business abilities and judgment of our and our franchisees’ management and other personnel;

•	availability of qualified restaurant personnel to us and to our franchisees, and our and our franchisees’ ability to retain such personnel;

•

our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Arby’s restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

•	changes in commodity (including beef and chicken), labor, supply, distribution and other operating costs;

•	availability and cost of insurance;

•	adverse weather conditions;

•

significant reductions in our client assets under management (which would reduce our advisory fee revenue), due to such factors as weak performance of our investment products (either on an absolute basis or relative to our competitors or other investment strategies), substantial illiquidity or price volatility in the fixed income instruments that we trade, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products we offer, loss of investor confidence due to adverse publicity, and non-renewal or early termination of investment management agreements;

•	increased competition from other asset managers offering products similar to those we offer;

•	pricing pressure on the advisory fees that we can charge for our investment advisory services;

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

•	availability, terms (including changes in interest rates) and effective deployment of capital;

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

•

other risks and uncertainties affecting us and our subsidiaries referred to in this Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1. Business.

Introduction

We are a holding company and, through our subsidiaries, we are currently the franchisor of the Arby’s restaurant system and the owner of approximately 94% of the voting interests, approximately 64% of the capital interests and at least 52% of the profits interests in Deerfield & Company LLC (Deerfield), an asset management firm. The Arby’s restaurant system is comprised of approximately 3,600 restaurants, of which, as of December 31, 2006, 1,061 were owned and operated by our subsidiaries. References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants as well as two restaurants managed pursuant to management agreements. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is a Chicago-based asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors with approximately $13.2 billion under management as of December 31, 2006. Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.triarc.com. Information contained on our website is not part of this Form 10-K.

Business Strategy; Potential Corporate Restructuring

The key elements of our business strategy have included (1) using our resources to grow our restaurant and asset management businesses, (2) evaluating and making various acquisitions and business combinations, whether in the restaurant industry, the asset management industry or other industries, (3) building strong operating management teams for each of our businesses and (4) providing strategic leadership and financial resources to enable these management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless circumstances dictate otherwise, it is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

We are continuing to explore a possible corporate restructuring that is expected to involve the disposition of our asset management operations, whether through a sale of our ownership interest in Deerfield, a spin-off of our ownership interest in Deerfield to our stockholders or such other means as our board of directors may conclude would be in the best interests of our stockholders. Any such corporate restructuring is currently expected to, and any other form of corporate restructuring could, involve Nelson Peltz, our Chairman and Chief Executive Officer, Peter W. May, our President and Chief Operating Officer, Edward P. Garden, our Vice Chairman, and certain other senior officers and employees of Triarc no longer being officers and employees of Triarc, in which case it is expected that Triarc would be led by the current management team of Arby’s. In connection with the potential restructuring, in addition to our regular quarterly dividends, in 2006 we declared and paid special cash dividends aggregating $0.45 per share on each outstanding share of our Class A Common Stock and Class B Common Stock, Series 1. The special cash dividends were paid in three installments of $0.15 per share on each of March 1, July 14 and December 20, 2006. Options for our remaining non-restaurant net assets are also under review and could include the allocation of these net assets between our two businesses (Arby’s and Deerfield) and/or additional special dividends or distributions to our stockholders.

Depending on the nature of the restructuring, various arrangements relating to the affected businesses could be necessary, the cost of which has not been determined. Among other things, we have employment agreements and severance arrangements with certain of our executive officers and corporate employees. If we proceed with a restructuring, we would incur significant severance or contractual settlement payments under these agreements and arrangements, which would result in Triarc being relieved of its long-term obligations under the employment agreements. In the case of Messrs. Peltz and May, the amount of such payments would be subject to negotiation and approval by a special committee comprised of independent members of our board of directors, which is considering these matters. There can be no assurance that a corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Our board of directors has not reached any definitive conclusions concerning the form, scope, benefits or timing of the corporate restructuring.

On November 1, 2005, Messrs. Peltz, May and Garden (collectively, the Principals) started a series of equity investment funds (the Funds) that are separate and distinct from Triarc and that are being managed by the Principals and certain other senior officers and employees of Triarc (the Employees) through a management company (the Management Company) formed by the Principals. The investment strategy of the Funds is to achieve capital appreciation by investing in equity securities of publicly traded companies and effecting positive change through active hands-on influence and involvement. In contrast, Deerfield is an asset manager focusing on fixed income and credit-related strategies with approximately $13.2 billion of assets under management as of December 31, 2006, none of which was invested in equity securities of publicly traded companies. Before agreeing to acquire more than 50% of the outstanding securities of a company in the quick service restaurant segment in which Arby’s operates, the Principals have agreed to offer us such acquisition opportunity.

The Principals and Employees continue to serve as officers and employees of, and receive compensation from, Triarc. Triarc is making available the services of the Principals and the Employees, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. The length of time that these management services will be provided has not yet been determined. Triarc is being reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of base salaries, rent and various overhead costs for periods both before and after the launch of the Funds. Such allocated costs amounted to $4.3 million for the year ended December 31, 2006. In addition, certain of the incentive compensation paid by Triarc to Messrs. Peltz and May and all of the incentive compensation paid by Triarc to Mr. Garden and the Employees reflects an allocation of their time between the services that they provided in 2006 to Triarc and to the Management Company. As a result of this allocation, Triarc reduced its incentive compensation expense in 2006 by an aggregate of approximately $7.4 million. A special committee comprised of independent members of our board of directors has reviewed and considered the support service arrangements and allocations, and the Compensation Committee and the Performance Compensation Subcommittee, as applicable, have approved the amounts of the incentive compensation paid by Triarc to the Principals and the Employees.

At December 31, 2006, our consolidated indebtedness was approximately $720.0 million, including approximately $709.0 million of debt of our restaurant subsidiaries. The debt of our restaurant subsidiaries has neither been guaranteed by Triarc nor secured by Triarc’s cash, cash equivalents or investments.

Fiscal Year

We use a 52/53 week fiscal year convention for Triarc and most of our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in some years one quarter represents a 14 week period. Deerfield reports on a calendar year basis.

Business Segments

Restaurant Franchising and Operations (Arby’s)

The Arby’s Restaurant System

Through Arby’s Restaurant Group, Inc. (ARG) and its subsidiaries, we participate in the quick service restaurant segment of the restaurant industry as the franchisor of the Arby’s restaurant system and, as of December 31, 2006, the owner and operator of 1,061 Arby’s restaurants. We acquired our company-owned Arby’s restaurants principally through the acquisitions of Sybra, Inc. in December 2002 and the RTM Restaurant Group in July 2005. We acquire additional company-owned restaurants from time to time through acquisitions as well as the development and construction of new restaurants. There are approximately 3,600 Arby’s restaurants in the United States and Canada and Arby’s is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. According to Nation’s Restaurant News, Arby’s is the 12th largest quick service restaurant chain in the United States. As of December 31, 2006, there were 1,061 company-owned Arby’s restaurants and 2,524 Arby’s restaurants owned by 473 franchisees. Of the 2,524 franchisee owned restaurants, 2,397 operated within the United States and 127 operated outside the United States.

ARG also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection® concept, which includes pasta dishes with a variety of different sauces. As of December 31, 2006, there were a total of 256 T.J. Cinnamons outlets, 233 of which are multi-branded with domestic Arby’s restaurants, and nine Pasta Connection outlets, all of which are multi- branded with domestic Arby’s restaurants. ARG is not currently offering to sell any additional Pasta Connection franchises. As of December 31, 2006, ARG also owned and operated one Arby’s Market Fresh® unit. Developed as a test design, the Arby’s Market Fresh unit features an expansion of Arby’s successful Market Fresh® line of premium sandwiches and salads within an in-line shopping center.

In addition to various slow-roasted roast beef sandwiches, Arby’s offers an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. In 2001, Arby’s introduced its Market Fresh line of premium sandwiches on a nationwide basis. Since its introduction, the Arby’s Market Fresh line has grown to include fresh salads made with premium ingredients such as fresh apples, dried cranberries, corn salsa and black beans. Arby’s also offers Market Fresh wrap sandwiches with the same ingredients as its Market Fresh sandwiches inside a tortilla wrap.

During the first quarter of 2006, Arby’s replaced its entire line of chicken products with Arby’s Chicken Naturals®, a line of menu offerings made with 100 percent all natural chicken breast that is not altered or injected with added water, salt or phosphates. In the fourth quarter of 2006, Arby’s began serving french fries with zero grams of trans fat. To accomplish this, Arby’s worked with its french fry suppliers to eliminate the use of hydrogenated oil during the par-frying process at the supplier level, allowing Arby’s to become the first national quick service restaurant chain to announce the elimination of trans fat oils in french fries from supplier to restaurant. That transition is expected to be fully implemented in all domestic Arby’s locations by the end of the second quarter of 2007.

During 2006, ARG opened 35 new Arby’s restaurants and two Arby’s Market Fresh test restaurants and closed ten generally underperforming Arby’s restaurants, two underperforming Arby’s Market Fresh test restaurants and two T.J. Cinnamons outlets located in Arby’s units. In addition, ARG acquired 13 existing Arby’s restaurants from its franchisees and sold 16 of its company-owned restaurants to new or existing franchisees. During 2006, Arby’s franchisees opened 94 new Arby’s restaurants and closed 40 generally underperforming Arby’s restaurants. In addition, during 2006, Arby’s franchisees opened six and closed 13 T.J. Cinnamons outlets located in Arby’s units, and franchisees closed an additional 15 T.J. Cinnamons outlets located outside of Arby’s units. As of December 31, 2006, franchisees have committed to open 295 Arby’s restaurants over the next six years. You should read the information contained in “Item 1A. Risk Factors–Our restaurant business is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.”

Overview

As the franchisor of the Arby’s restaurant system, ARG, through its subsidiaries, owns and licenses the right to use the Arby’s brand name and trademarks in the operation of Arby’s restaurants. ARG provides Arby’s franchisees with services designed to increase both the revenue and profitability of their Arby’s restaurants. The more important of these services are providing strategic leadership for the brand, product development, quality control, operational training and counseling regarding site selection.

The revenues from our restaurant business are derived from three principal sources: (1) franchise royalties received from all Arby’s franchised restaurants; (2) up-front franchise fees from restaurant operators for each new unit opened; and (3) sales at company-owned restaurants.

References herein to “ARG” may include one or more of ARG’s subsidiaries, as applicable.

Arby’s Restaurants

Arby’s opened its first restaurant in Boardman, Ohio in 1964. As of December 31, 2006, ARG and Arby’s franchisees operated Arby’s restaurants in 48 states, the District of Columbia and four foreign countries. As of December 31, 2006, the six leading states by number of operating units were: Ohio, with 288 restaurants; Michigan, with 191 restaurants; Indiana, with 175 restaurants; Florida, with 175 restaurants; Texas, with 156 restaurants; and Georgia, with 153 restaurants. The country outside the United States with the most operating units is Canada with 118 restaurants as of December 31, 2006.

Arby’s restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. At December 31, 2006, approximately 98% of freestanding system-wide restaurants (including approximately 99% of freestanding company-owned restaurants) featured drive-thru windows. Restaurants typically have a manager, at least one assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

The following table sets forth the number of Arby’s restaurants at the beginning and end of each year from 2004 to 2006:

	2004	2005	2006
Restaurants open at beginning of period	3,450	3,461	3,506
Restaurants opened during period	94	101	131
Restaurants closed during period	83	56	52

Restaurants open at end of period	3,461	3,506	3,585

During the period from December 29, 2003 through December 31, 2006, 326 new Arby’s restaurants were opened and 191 generally underperforming Arby’s restaurants were closed. We believe that closing underperforming Arby’s restaurants has contributed to an increase in the average annual unit sales volume of the Arby’s system, as well as to an improvement of the overall brand image of Arby’s.

As of December 31, 2006, ARG owned or operated 1,061 domestic Arby’s restaurants. Of these 1,061 restaurants, 1,021 were freestanding units, 24 were in shopping malls, 5 were in office buildings/urban in-line locations, 4 were in convenience stores, 4 were in travel plazas and 3 were in strip center locations.

Franchise Network

ARG seeks to identify potential franchisees that have experience in owning and operating quick service restaurant units, have a willingness to develop and operate Arby’s restaurants and have sufficient net worth. ARG identifies applicants through its website, targeted mailings, maintaining a presence at industry trade shows and conventions, existing customer and supplier contacts and regularly placed advertisements in trade and other publications. Prospective franchisees are contacted by an ARG sales agent and complete an application for a franchise. As part of the application process, ARG requires and reviews substantial documentation, including financial statements and documents relating to the corporate or other business organization of the applicant. Franchisees that already operate one or more Arby’s restaurants must satisfy certain criteria in order to be eligible to enter into additional franchise agreements, including capital resources commensurate with the proposed development plan submitted by the franchisee, a commitment by the franchisee to employ trained restaurant management and to maintain proper staffing levels, compliance by the franchisee with all of its existing franchise agreements, a record of operation in compliance with Arby’s operating standards, a satisfactory credit rating and the absence of any existing or threatened legal disputes with Arby’s. The initial term of the typical “traditional” franchise agreement is 20 years.

ARG currently does not offer any financing arrangements to franchisees seeking to build new franchised units. In 2006, ARG terminated a program offered through CIT Group to provide remodel financing to Arby’s franchisees, with ARG having no financial obligations under the program. ARG continues to evaluate potential new financial programs to assist franchisees in remodeling existing Arby’s restaurants.

As of December 31, 2006, Canadian franchisees have committed to open two Arby’s restaurants over the next two years. During 2006, one new Arby’s unit was opened in Canada and four Arby’s units in Canada were closed. During 2006, no other Arby’s units were opened or closed outside the United States.

ARG offers franchises for the development of both single and multiple “traditional” restaurant locations. Both new and existing franchisees may enter into either a development agreement, which requires the franchisee to develop two or more Arby’s restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby’s restaurant on a specified site. All franchisees are required to execute standard franchise agreements. ARG’s standard U.S. franchise agreement for new Arby’s franchises currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, which is credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by U.S. franchisees was approximately 3.5% in 2004 and 2005 and 3.6% in 2006.

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

Acquisitions and Dispositions of Arby’s Restaurants

As part of ARG’s continuous efforts to enhance the Arby’s brand, grow the Arby’s system and improve Arby’s system operations, ARG from time to time acquires or sells individual or multiple Arby’s restaurants. ARG may use such transactions as a way of further developing a targeted market. For example, ARG may sell a number of restaurants in a particular market to a franchisee and obtain a commitment from the franchisee to develop additional restaurants in that market. Or, ARG may acquire restaurants from a franchisee demonstrating a limited desire to grow and then seek to further penetrate that market through the development of additional company-owned restaurants. ARG believes that dispositions of multiple restaurants at once can also be an effective strategy for attracting new franchisees who seek to be multiple unit operators with the opportunity to benefit from economies of scale. In addition, ARG may acquire restaurants from a franchisee who wishes to exit the Arby’s system. When ARG acquires underperforming restaurants, it seeks to improve their results of operations and then either continues to operate them as company-owned restaurants or re-sells them to new or existing franchisees.

Advertising and Marketing

Arby’s advertises nationally on several cable television networks. In addition, from time to time, Arby’s will sponsor a nationally televised event or participate in a promotional tie-in for a movie. Locally, Arby’s primarily advertises through regional network and cable television, radio and newspapers. The AFA Service Corporation (the AFA), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system. The AFA is funded primarily through member contributions. ARG and Arby’s franchisees contribute 0.7% of net sales of their domestic Arby’s restaurants to the AFA. ARG and Arby’s franchisees are also required to contribute incremental dues to the AFA equal to 0.5% of net sales of their domestic Arby’s restaurants to help fund national advertising programs (bringing their total contribution to the AFA for advertising and marketing to 1.2% of net sales).

Effective October 2005, ARG and the AFA entered into a Management Agreement that ARG believes enables a closer working relationship between ARG and the AFA, allows for improved collaboration on strategic marketing decisions and creates certain operational efficiencies, thus benefiting the Arby’s system as a whole. Pursuant to the Management Agreement, ARG assumed general responsibility for the day-to-day operations of the AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising agencies and media buying agencies, and implementing all marketing/media plans. ARG performs these tasks subject to the approval of the AFA’s Board of Directors. In addition to these responsibilities, ARG is obligated to pay for the general and administrative costs of the AFA, other than the cost of an annual audit of the AFA and certain other expenses specifically retained by the AFA. ARG incurred expenses of approximately $6.5 million to cover the AFA’s general and administrative costs for 2006, a portion of which was offset by the AFA’s payment of $2.5 million to ARG, as required under the Management Agreement. The AFA is required to pay an additional $1.5 million and $500,000 to ARG in

2007 and 2008, respectively, to defray a portion of these costs. Beginning in 2009 and for each year thereafter, the AFA will no longer be required to make any such payments to ARG. Under the Management Agreement, ARG is also required to provide the AFA with appropriate office space at no cost to the AFA. The Management Agreement with the AFA continues in effect until terminated by either party upon one year’s prior written notice. In addition, the AFA may terminate the Management Agreement upon six months’ prior written notice if there is a change in the identity of any two of the individuals holding the titles of Chief Executive Officer, Chief Operating Officer or Chief Administrative Officer of ARG in any period of 36 months.

In addition to their contributions to the AFA, ARG and Arby’s franchisees are also required to spend a reasonable amount, but not less than 3% of net sales of their Arby’s restaurants, for local advertising. This amount is divided between (i) individual local market advertising expenses and (ii) expenses of a cooperative area advertising program. Contributions to the cooperative area advertising program, in which both company- owned and franchisee-owned restaurants participate, are determined by the local cooperative participants and are generally in the range of 3% to 6.5% of net sales.

In December 2006, Arby’s announced that in 2007 it will be a primary sponsor of Roush Racing’s NASCAR® team led by driver Matt Kenseth and his #17 Ford® race car in 13 Busch® Series events and one Nextel Cup® Series event. The Arby’s/NASCAR relationship will be supported through national and local television advertising, radio, print, in-store merchandising and the Arby’s website.

Provisions and Supplies

As of December 31, 2006, two independent meat processors supplied all of Arby’s beef for roasting in the United States. Franchise operators are required to obtain beef for roasting from these approved suppliers. ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby’s franchisees. Suppliers to the Arby’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Franchisees may obtain other products, including food, ingredients, paper goods, equipment and signs, from any source that meets ARG’s specifications and approval. Through ARCOP, ARG and Arby’s franchisees purchase food, beverage, proprietary paper and operating supplies under national contracts employing volume purchasing.

Quality Assurance

ARG has developed a quality assurance program designed to maintain standards and the uniformity of menu offerings at all Arby’s restaurants. ARG assigns a quality assurance employee to each of the independent facilities that process beef for domestic Arby’s restaurants. The quality assurance employee inspects the beef for quality and uniformity and to assure compliance with quality and safety requirements of the USDA and the FDA. In addition, ARG periodically evaluates randomly selected samples of beef and other products from its supply chain. Each year, ARG representatives conduct unannounced inspections of operations of a number of franchisees to ensure that ARG policies, practices and procedures are being followed. ARG field representatives also provide a variety of on-site consulting services to franchisees. ARG has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Trademarks

ARG, through its subsidiaries, owns several trademarks that we consider to be material to our restaurant business, including Arby’s®, Arby’s Market Fresh®, Market Fresh®, T.J. Cinnamons®, Horsey Sauce® , Sidekickers® and Arby’s Chicken Naturals®.

ARG’s material trademarks are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Our registrations for such trademarks in the United States will last indefinitely as long as ARG continues to use and police the trademarks and renew filings with the applicable governmental offices. There are no pending challenges to ARG’s right to use any of its material trademarks in the United States.

Competition

Arby’s faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread®, Subway® and Quiznos®, as well as hamburger chains, such as McDonald’s®, Burger King® and Wendy’s®, and other quick service restaurant chains, such as Taco Bell®, Chick-Fil-A® and Kentucky Fried Chicken®. In addition, Arby’s competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities. Arby’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites. This has also led some competitors to employ other strategies, including frequent use of price discounting and promotions and heavy advertising expenditures. Continued price discounting in the quick service restaurant industry and the re-emphasis on value menus could have an adverse impact on us. In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

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

Governmental Regulations

Various state laws and the Federal Trade Commission regulate ARG’s franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. In addition, ARG and Arby’s franchisees must comply with the federal Fair Labor Standards Act and the Americans with Disabilities Act (the ADA), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, minimum wages, overtime and other working and safety conditions. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. As described more fully under “Item 3. Legal Proceedings,” one of ARG’s subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the July 2005 acquisition of the RTM Restaurant Group. Under a court approved settlement of that lawsuit, we estimate that ARG will spend approximately $1.0 million per year of capital expenditures over an eight-year period beginning in 2007 to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.

We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Asset Management (Deerfield)

Overview

Deerfield Capital Management LLC (DCM) is a Chicago-based asset manager that offers clients a variety of investment products focused on fixed income securities and related financial instruments. DCM is a Delaware limited liability company that is wholly owned by Deerfield & Company LLC (Deerfield), an Illinois limited liability company. Deerfield also wholly owns Deerfield Capital Management (Europe) Ltd. (DCM Europe), a United Kingdom company formed in 2006 that provides investment advisory services related to European collaterized debt obligation vehicles (CDOs) managed by DCM. We own an approximate 64% capital interest, a profits interest of at least 52% and approximately 94% of the outstanding voting interests in Deerfield, which we acquired in July 2004. DCM (together with its predecessor companies) has acted as an asset manager since 1993 and has been registered with the Securities and Exchange Commission (the SEC) as an investment adviser since 1997. As of December 31, 2006, Deerfield had approximately $13.2 billion of assets under management.

Investment Management Services and Products

DCM’s current focus is on managing investments in fixed income instruments such as government securities, corporate bonds, bank loans and asset-backed securities. DCM manages these investments for various types of clients, including CDOs, private investment funds (usually referred to as “hedge” funds), a publicly traded real estate investment trust (the REIT), a structured loan fund, and managed accounts (separate, non- pooled accounts established by clients). Except for the managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically U.S. and non-U.S. high net worth individuals and financial institutions, such as insurance companies, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Because the REIT’s shares are publicly-traded, its investors include retail investors, and DCM might in the future manage other publicly-traded investment products that are available to such investors. DCM is organized into distinct portfolio management teams, each of which focuses on a different category of investments. For example, CDOs that invest in bank loans are managed by DCM’s bank loan team. The portfolio management teams are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization of the transaction.

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

Assets Under Management

As of December 31, 2006, the total assets under management by DCM were approximately $13.2 billion, consisting of approximately $11.2 billion in 24 CDOs and a structured loan fund, $855.7 million in three hedge funds, $764.7 million in the REIT, and $331.6 million in six managed accounts.

Of the 24 CDOs, 11 (representing approximately $4 billion in assets under management) are invested mainly in bank loans, two (representing approximately $763.7 million in assets under management) are invested mainly in investment grade corporate bonds, and seven (representing approximately $6.4 billion in assets under management) are invested mainly in asset-backed securities (such as mortgage-backed securities).

The structured loan fund (representing approximately $210.7 million in assets under management) is invested mainly in bank loans. Of the three hedge funds, DCM manages one fund (representing approximately $737.4 million in assets under management) mainly pursuant to arbitrage strategies, one fund (representing approximately $113.4 million in assets under management) mainly pursuant to a “flight to quality” strategy, and one fund (representing approximately $8.2 million in assets under management) mainly pursuant to global macro strategies. The arbitrage and flight to quality strategy hedge funds invest mainly in government securities and related instruments, such as interest rate swaps and futures contracts. The global macro fund invests in various instruments, such as options, currencies, fixed income instruments and futures contracts.

Advisory Fees

DCM’s revenue consists predominantly of investment advisory fees from the accounts it manages. DCM receives a periodic management fee from each account that generally is based on the net assets of the account. This fee ranges from approximately 0.10% to 0.50% per year of the net principal balance for CDOs, 1.5% per year of net assets for hedge funds, 1.75% per year of net assets for the REIT, 0.50% per year of net assets for the structured loan fund, and 0.15% to 0.30% per year of net assets for the managed accounts. DCM is also entitled to a performance fee from many of its accounts, generally based upon a percentage of the annual net profits generated by the account (in the case of the hedge funds) or the returns to certain investors (in the case of the CDOs). DCM also receives from certain CDOs a structuring fee, which is a one-time fee for DCM’s services in assisting in structuring the CDO, payable upon formation of the CDO. DCM receives its advisory fees pursuant to investment management agreements entered into with its clients. The terms of these agreements vary, ranging from contracts that are continuous but terminable by the client to those that have terms ranging from one to three years subject to renewal upon expiration of the initial terms. In general, these agreements are terminable by the clients, in most cases only for cause but in some instances without cause.

Under DCM’s investment management agreement with the REIT, at the end of the initial term of the agreement (which occurs on December 31, 2007) or at the end of any one-year renewal term thereafter, DCM can be removed as manager by a vote of at least two-thirds of the REIT’s independent directors or holders of at least a majority of the outstanding common stock of the REIT based upon unsatisfactory performance that is materially detrimental to the REIT or a determination that the management fees payable to DCM are not fair (subject to DCM’s right to prevent such a termination by accepting a reduction of management fees that at least two-thirds of the REIT’s independent directors determine to be fair). During 2006, DCM generated approximately 22% of its revenue from managing the REIT.

Marketing

DCM markets its CDO and REIT management services to institutions that organize and act as selling or placement agents for CDOs and REITs. DCM markets its hedge fund and separate account management services directly to existing and prospective investors in the hedge funds and separate accounts. DCM also markets its services through presentations to investment advisory consultants to pension plans and other institutional investors. DCM’s asset management services are marketed privately rather than through general advertising or solicitation.

Competition

The principal markets for DCM’s asset management services are high net worth individual and institutional investors that wish to allocate a portion of their investment capital to alternative fixed income asset management strategies. DCM competes for such clients with numerous other asset managers, some of which (like DCM) concentrate on fixed income instruments and others that are more diversified. The factors considered by clients in choosing DCM or a competing asset management firm include the past performance of the accounts managed by the firm, the background and experience of its key portfolio management personnel, its reputation in the fixed income asset management industry, its advisory fees, and the structural features of the investment products (such as CDOs and hedge funds) that it offers. Some of DCM’s competitors have greater portfolio management resources than DCM, have managed client accounts for longer periods of time or have other competitive advantages over DCM.

Governmental Regulations

DCM is registered with the SEC as an investment adviser and with the U.S. Commodity Futures Trading Commission as a commodity pool operator and commodity trading advisor. DCM is also a member of the National Futures Association, the self-regulatory organization for the U.S. commodity futures industry. In these capacities, DCM is subject to various regulatory requirements and restrictions with respect to its asset management activities (in addition to other laws), such as regulations relating to promotional materials, the custody of client funds, allocation of investment opportunities among client accounts, recordkeeping, supervision, the establishment of compliance procedures, investing in securities by DCM employees, conflicts of interest, the prevention of money laundering, and ethical standards. In addition, investment vehicles managed by DCM, such as hedge funds and the REIT, are subject to various securities and other laws.

In 2006, Deerfield formed DCM Europe, a United Kingdom-based subsidiary, in order to expand DCM’s overseas business. DCM Europe is subject to significant regulation by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000.

While DCM believes that it and the investment vehicles it manages are substantially in compliance with all applicable regulatory and other legal requirements, DCM and such investment vehicles may incur significant additional costs to comply with such requirements and any additional requirements that may be imposed in the future. However, we do not believe that any such cost increase would materially affect the Company’s consolidated financial position or results of operations.

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

Intellectual Property

We have developed rights in the trademarks and trade names “Deerfield” and “Deerfield Capital Management”, which we consider to be material to our business. We have licensed the “Triarc” and “Deerfield” names to the REIT on a non-exclusive basis. Under our license agreement with the REIT, these licenses may be terminated if an affiliate of Triarc or Deerfield, as applicable, ceases to serve as investment manager of the REIT.

General

Environmental Matters

Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our company-owned Arby’s restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matter discussed below or in which we are otherwise involved will have a material adverse effect on our consolidated financial position or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

In 2001, a vacant property owned by Adams Packing Association, Inc. (Adams Packing), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing’s environmental consultant and the work under that plan has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events, which occurred in January and June 2005, and the results were submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing and Adams Packing has sought clarification from, and continues to expect to have additional conversations with, the Florida DEP in order to attempt to resolve the matter. Based on provisions made prior to 2005 of approximately $1.7 million for costs associated with this matter, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter. Accordingly, this matter is not expected to have a material adverse effect on our consolidated financial position or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal and Environmental Matters.”

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

Employees

As of December 31, 2006, we had a total of 24,372 employees, including 2,573 salaried employees and 21,799 hourly employees. Of these, 69 are employed by Triarc, 24,155 are employed by ARG and 148 are employed by Deerfield. As of December 31, 2006, none of our employees was covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Triarc

A substantial amount of our shares of Class A Common Stock and Class B Common Stock is concentrated in the hands of certain stockholders.

As of February 15, 2007, Nelson Peltz, our Chairman and Chief Executive Officer, and Peter May, our President and Chief Operating Officer, beneficially owned shares of our outstanding Class A Common Stock and Class B Common Stock, Series 1, that collectively constituted approximately 36.8% of our Class A Common Stock, 21.5% of our Class B Common Stock and 34.0% of our total voting power.

Messrs. Peltz and May may from time to time acquire additional shares of Class A Common Stock, including by exchanging some or all of their shares of Class B Common Stock for shares of Class A Common Stock. Additionally, we may from time to time repurchase shares of Class A Common Stock or Class B Common Stock. Such transactions could result in Messrs. Peltz and May together owning more than a majority of our outstanding voting power. If that were to occur, Messrs. Peltz and May would be able to determine the outcome of the election of members of our board of directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. They would also be in a position to prevent or cause a change in control of us. In addition, to the extent we issue additional shares of our Class B Common Stock for acquisitions, financings or compensation purposes, such issuances would not proportionally dilute the voting power of existing stockholders, including Messrs. Peltz and May.

Our success depends substantially upon the continued retention of certain key personnel.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our and our subsidiaries’ senior management teams. The failure by us to retain members of our and/or our subsidiaries’ senior management teams could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses. Specifically, in the event a corporate restructuring is not completed, the loss of Nelson Peltz, our Chairman and Chief Executive Officer, or Peter May, our President and Chief Operating Officer, or other members of our senior management team could adversely affect us.

We are continuing to explore a possible corporate restructuring that is expected to involve the disposition of our asset management operations, whether through a sale of our ownership interest in Deerfield, a spin-off of our ownership interest in Deerfield to our stockholders or such other means as our board of directors may conclude would be in the best interests of our stockholders. If the corporate restructuring is completed, it is currently anticipated that Triarc would be renamed Arby’s and would be led by ARG’s current Chief Executive Officer, Roland Smith, and the remainder of ARG’s management team. Following the corporate restructuring, although Messrs. Peltz and May will continue to be large stockholders and directors of Arby’s, it is currently expected that they and other members of our existing senior management team would no longer be involved as senior executives of Arby’s and the success of the Arby’s business would depend to a significant extent upon the efforts and abilities of Arby’s senior management team. See “Item 1. Business—Business Strategy; Potential Corporate Restructuring.”

Equity investment funds started by the Principals may create a conflict of interests between the Funds and us.

On November 1, 2005, the Principals started the Funds, which are separate and distinct from us and are being managed by the Principals and the Employees through the Management Company. Although the Principals and the Employees continue to serve as officers and employees of, and receive compensation from, us, we are making the services of the Principals and the Employees available to the Management Company. Consequently, the Principals and the Employees are no longer providing their services exclusively to us. Triarc is being reimbursed by the Management Company for the allocable cost of these and other support services being made available to the Management Company. The arrangement by which the Principals and the Employees provide these services was reviewed and considered by a special committee comprised of independent directors of our board of directors. See “Item 1. Business—Business Strategy; Potential Corporate Restructuring.”

The investment strategy of the Funds is to achieve capital appreciation by investing in equity securities of publicly traded companies and effecting positive change through active hands-on influence and involvement. In contrast, Deerfield is an asset manager focusing on fixed income and credit-related strategies with approximately $13.2 billion of assets under management as of December 31, 2006, none of which was invested in equity securities of publicly traded companies. Although neither the Funds nor Deerfield currently plans to change its investment strategy, a change in investment strategy by either party in the future may create conflicts of interest between the Funds and us. The Funds have invested and may continue to invest from time to time in companies that compete with Arby’s or Deerfield. In addition, while the Principals have agreed to offer us the opportunity to acquire more than 50% of the outstanding securities of a company in the quick service restaurant segment, if we decline to exercise such opportunity, the Funds could consummate such an acquisition.

We have broad discretion in the use of our cash, cash equivalents and investments.

As of December 31, 2006, we had $327.0 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. The foregoing amounts do not reflect regular quarterly cash dividends of $0.08 per share on our Class A Common Stock and $0.09 per share on our Class B Common Stock that were declared on February 1, 2007 and are scheduled to be paid on March 15, 2007 in the aggregate amount of approximately $8.0 million. We have not otherwise designated any specific use for our cash, cash equivalents and investment position. In connection with the potential corporate restructuring, in addition to expected significant severance or contractual settlement payments, options for our remaining non-restaurant net assets are under review and could include the allocation of such assets between our businesses (Arby’s and Deerfield) and/or additional special dividends or distributions to our stockholders.

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

We are continuing to explore the feasibility, as well as the risks and opportunities, of a possible corporate restructuring that is expected to involve the disposition of our asset management operations, whether through a sale of our ownership interest in Deerfield, a spin-off of our ownership interest in Deerfield to our stockholders or such other means as our board of directors may conclude would be in the best interests of our stockholders. There can be no assurance that the corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Our failure to implement these transactions timely and economically could materially increase our costs and impair our results of operations. Even if the restructuring is completed, there can be no assurance that the expected benefits to Triarc and its stockholders would be realized.

Our investment of excess funds may be subject to risk, particularly due to use of leverage and the riskiness of underlying assets.

From time to time we place our excess cash in investment funds managed by third parties (including the Management Company). Some of these funds use substantial leverage in their trading, including through the use of borrowed funds, total return swaps and/or other derivatives. The use of leverage generates various risks, including the exacerbation of losses, increased interest expense in the case of leverage through borrowing, and exposure to counterparty risk in the case of leverage through derivatives. However, volatility in the value of a fund is a function not only of the amount of leverage employed but also of the riskiness of the underlying investments. Therefore, the greater the amount of leverage used by a fund and the greater the riskiness of a fund’s underlying assets, the greater the risk associated with our investment in such fund.

In the future, we may have to take actions that we would not otherwise take so as not to be subject to tax as a “personal holding company.”

If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income, as specially adjusted, from specified passive sources, we would be classified as a “personal holding company” for U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 15% on a portion of our income, to the extent this income is not distributed to stockholders. We do not currently expect to have any liability in 2007 for tax under the personal holding company rules. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

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

Risks Related to Arby’s

Our restaurant business is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant business derives earnings from sales at company-owned restaurants, franchise royalties received from all Arby’s restaurants and up-front fees from restaurant operators for each new unit opened. Growth in our restaurant revenues and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

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

Although as of December 31, 2006, franchisees had signed commitments to open 295 Arby’s restaurants over the next six years and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that franchisees will meet these commitments and that they will result in open restaurants. See “Item 1. Business—Business Segments—Restaurant Franchising and Operations (Arby’s)—Franchise Network.”

Arby’s franchisees could take actions that could harm our business.

Arby’s franchisees are contractually obligated to operate their restaurants in accordance with the standards ARG sets in its agreements with them. ARG also provides training and support to franchisees. However, franchisees are independent third parties that ARG does not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with ARG’s standards, the Arby’s image and reputation could be harmed, which in turn could hurt ARG’s business and operating results.

ARG’s success depends on Arby’s franchisees’ participation in ARG’s strategy.

Arby’s franchisees are an integral part of ARG’s business. ARG may be unable to successfully implement ARG’s brand strategies that it believes are necessary for further growth if Arby’s franchisees do not participate in that implementation. The failure of ARG’s franchisees to focus on the fundamentals of restaurant operations such as quality, service and cleanliness would have a negative impact on ARG’s success.

ARG’s financial results are affected by the financial results of Arby’s franchisees.

ARG receives revenue in the form of royalties and fees from Arby’s franchisees, which are generally based on a percentage of sales at franchised restaurants. Accordingly, a substantial portion of ARG’s financial results is to a large extent dependent upon the operational and financial success of Arby’s franchisees, including their implementation of ARG’s strategic plans. If sales trends or economic conditions worsen for Arby’s franchisees, their financial results may worsen and ARG’s collection rates may decline. When ARG divests company-owned restaurants, ARG is often required to remain responsible for lease payments for these restaurants to the extent that the relevant franchisees default on their leases. Additionally, if Arby’s franchisees fail to renew their franchise agreements, or if ARG is required to restructure its franchise agreements in connection with such renewal, it would result in decreased revenues for ARG.

ARG may be unable to manage effectively its strategy of acquiring and disposing of Arby’s restaurants, which could adversely affect ARG’s business and financial results.

ARG’s strategy of acquiring Arby’s restaurants from franchisees and eventually “re-franchising” these restaurants by selling them to new or existing franchisees is dependent upon the availability of sellers and buyers as well as ARG’s ability to negotiate transactions on terms that ARG deems acceptable. In addition, the operations of restaurants that ARG acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of Arby’s restaurants pose various risks to ARG’s on-going operations, including:

•	diversion of management attention to the integration of acquired restaurant operations;

•	increased operating expenses and the inability to achieve expected cost savings and operating efficiencies;

•	exposure to liabilities arising out of sellers’ prior operations of acquired restaurants; and

•	incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases.

In addition, engaging in acquisitions and dispositions places increased demands on ARG’s operational, financial and management resources and may require ARG to continue to expand these resources. If ARG is unable to manage the acquisition and disposition strategy effectively, its business and financial results could be adversely affected.

ARG does not exercise ultimate control over advertising and purchasing for the Arby’s restaurant system, which could hurt sales and the Arby’s brand.

Arby’s franchisees control the provision of national advertising and marketing services to the Arby’s franchise system through AFA Service Corporation (the AFA), a company controlled by Arby’s franchisees. Subject to ARG’s right to protect its trademarks, and except to the extent that ARG participates in the AFA through its company-owned restaurants, the AFA has the right to approve all significant decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby’s system. Although ARG has entered into a management agreement pursuant to which ARG, on behalf of the AFA, manages the day-to-day operations of the AFA, many areas are still subject to ultimate approval by the AFA’s independent board of directors and the management agreement may be terminated by either party for any reason upon one year’s prior notice. See “Item 1. Business—Business Segments—Restaurant Franchising and Operations (Arby’s)—Advertising and Marketing.” In addition, local cooperatives run by operators of Arby’s restaurants in a particular local area (including ARG) make their own decisions regarding local advertising expenditures, subject to spending the required minimum amounts. ARG’s lack of control over advertising could hurt sales and the Arby’s brand.

In addition, although ARG ensures that all suppliers to the Arby’s system meet quality control standards, Arby’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through ARCOP, Inc., a not-for-profit entity controlled by Arby’s franchisees. ARCOP negotiates national contracts for such food, equipment and supplies. ARG is entitled to appoint one representative on the board of directors of ARCOP and participate in ARCOP through its company-owned restaurants, but otherwise does not control the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby’s quality control standards. If ARCOP does not properly estimate the needs of the Arby’s system with respect to one or more products, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and the financial condition of ARG or the financial condition of Arby’s franchisees could be hurt.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Arby’s brand reputation and adversely affect ARG’s operating results.

ARG and Arby’s franchisees are dependent on frequent deliveries of perishable food products that meet ARG’s specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would likely lower ARG’s revenues, damage Arby’s reputation and otherwise harm ARG’s business.

Additional instances of mad cow disease or other food-borne illnesses, such as bird flu or salmonella, could adversely affect the price and availability of beef, poultry or other meats and create negative publicity, which could result in a decline in sales.

Instances of mad cow disease or other food-borne illnesses, such as bird flu, salmonella, e-coli or hepatitis A, could adversely affect the price and availability of beef, poultry or other meats, including if additional incidents cause consumers to shift their preferences to other meats. As a result, Arby’s restaurants could experience a significant increase in food costs if there are additional instances of mad cow disease or other food-borne illnesses.

In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for Arby’s. This negative publicity, as well as any other negative publicity concerning food products Arby’s serves, may reduce demand for Arby’s food and could result in a decrease in guest traffic to Arby’s restaurants. A decrease in guest traffic to Arby’s restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in ARG’s royalties from sales at franchised restaurants.

Changes in consumer tastes and preferences and in discretionary consumer spending could result in a decline in sales at company-owned restaurants and in the royalties that ARG receives from franchisees.

The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. ARG’s success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, ARG may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending or a decline in family food-away-from-home spending could hurt ARG’s revenues, results of operations, business and financial condition.

In addition, if company-owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, ARG and Arby’s franchisees may lose customers and the resulting revenues from company-owned restaurants and the royalties that ARG receives from its franchisees may decline.

Changes in food and supply costs could harm ARG’s results of operations.

ARG’s profitability depends in part on its ability to anticipate and react to changes in food and supply costs. Any increase in food prices, especially that of beef or chicken, could harm ARG’s operating results. While fuel price increases have increased the costs of transportation and distribution generally, ARG’s commodity prices have largely been unaffected by these distribution cost increases in 2006 due to purchase contracts for commodities, which are managed by ARCOP, that have allowed only limited increases for distribution costs. As these contracts expire and are replaced in 2007, ARG expects to experience more variability in its commodity prices. In addition, ARG is susceptible to increases in food costs as a result of other factors beyond its control, such as weather conditions, food safety concerns, product recalls and government regulations. For example, increased demand for ethanol as a fuel alternative has increased the cost of corn, which is also used as feed in the production of beef and chicken. Therefore, increases in the cost of corn could increase ARG’s food costs and harm its operating results. ARG cannot predict whether it will be able to anticipate and react to changing food costs by adjusting its purchasing practices and menu prices, and a failure to do so could adversely affect ARG’s operating results. In addition, ARG may not seek to or be able to pass along price increases to its customers.

Competition from other restaurant companies could hurt ARG.

The market segments in which company-owned and franchised Arby’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the restaurant facility. Arby’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering high quality sandwiches and/or menu items that are targeted at certain consumer groups. Additionally, many of our competitors have introduced lower cost, value meal menu options. ARG’s revenues and those of Arby’s franchisees may be hurt by this product and price competition.

Moreover, new companies, including operators outside the quick service restaurant industry, may enter Arby’s market areas and target Arby’s customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of several major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect ARG’s revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants. Many of ARG’s competitors have substantially greater financial, marketing, personnel and other resources than ARG, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than ARG can.

Current Arby’s restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current Arby’s locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where Arby’s restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices, particularly in the Northeastern region of the U.S., may restrict the ability of ARG or Arby’s franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, ARG’s ability to effect its growth strategies will be adversely affected.

ARG’s business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our company-owned restaurants. ARG devotes significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or other factors would adversely impact ARG’s cost of sales and operating expenses. In addition, ARG’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If ARG is unable to do so, its results of operations may be hurt.

ARG’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of December 31, 2006, ARG leased or owned the land and/or the building for over 1,000 Arby’s restaurants. Accordingly, ARG is subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and ARG’s costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

ARG is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. A number of ARG’s restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. ARG may also acquire or lease these types of sites in the future. ARG has not conducted a comprehensive environmental review of all of its properties. ARG may not have identified all of the potential environmental liabilities at its leased and owned properties, and any such liabilities identified in the future could cause ARG to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.

ARG leases real property generally for initial terms of 20 years. Many leases provide that the landlord may increase the rent over the term of the lease. Most leases require ARG to pay all of the costs of insurance, taxes, maintenance and utilities. ARG generally cannot cancel these leases. If an existing or future restaurant is not profitable, and ARG decides to close it, ARG may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of ARG’s leases expires, ARG may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause ARG to close stores in desirable locations.

Complaints or litigation may hurt ARG.

Occasionally, ARG’s customers file complaints or lawsuits against it alleging that ARG is responsible for an illness or injury they suffered at or after a visit to an Arby’s restaurant, or alleging that there was a problem with food quality or operations at an Arby’s restaurant. ARG is also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. ARG could also become subject to class action lawsuits related to these matters in the future. Regardless of whether any claims against ARG are valid or whether ARG is found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt ARG’s performance. A judgment significantly in excess of ARG’s insurance coverage for any claims could materially adversely affect ARG’s financial condition or results of operations. Further, adverse publicity resulting from these allegations may hurt ARG and Arby’s franchisees.

Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of Arby’s restaurants, even if the allegations are not directed against Arby’s restaurants or are not valid, and even if ARG is not found liable or the concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of Arby’s franchisees could also hurt ARG’s business as a whole.

ARG’s current insurance may not provide adequate levels of coverage against claims it may file.

ARG currently maintains insurance customary for businesses of its size and type. However, there are types of losses it may incur that cannot be insured against or that ARG believes are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. In addition, ARG currently self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying ARG’s reserves for these losses could result in materially different amounts of expense under these programs, which could harm ARG’s business and adversely affect its results of operations and financial condition.

Changes in governmental regulation may hurt ARG’s ability to open new restaurants or otherwise hurt ARG’s existing and future operations and results.

Each Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located. There can be no assurance that ARG and/or Arby’s franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future. In addition, more stringent and varied requirements of local and tax governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. ARG, and Arby’s franchisees, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. As described more fully under “Item 3. Legal Proceedings,” one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005. Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.0 million per year of capital expenditures over an eight-year period beginning in 2007 to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses. ARG cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to ARG’s business.

ARG’s operations could be influenced by weather conditions.

Weather, which is unpredictable, can impact Arby’s restaurant sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for Arby’s restaurants. A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area. Our first quarter includes winter months and historically has a lower level of sales at company-owned restaurants. Because a significant portion of ARG’s restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts ARG’s operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of ARG’s performance or how it may perform in the future.

Due to the concentration of Arby’s restaurants in particular geographic regions, ARG’s business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of December 31, 2006 ARG and Arby’s franchisees operated Arby’s restaurants in 48 states, the District of Columbia and four foreign countries. As of December 31, 2006, the six leading states by number of operating units were: Ohio, with 288 restaurants; Michigan, with 191 restaurants; Indiana, with 175 restaurants; Florida, with 175 restaurants; Texas, with 156 restaurants; and Georgia, with 153 restaurants. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on ARG’s overall results of operations. ARG believes that the adverse economic conditions in Ohio and Michigan, two states that have a significant number of Arby’s restaurants, have adversely impacted its results of operations. It is possible that adverse economic conditions in those two states or in other states or regions that contain a high concentration of Arby’s restaurants could have a material adverse impact on ARG’s results of operations in the future.

ARG and its subsidiaries are subject to various restrictions, and substantially all of their assets are pledged, under a credit agreement.

Under its credit agreement, substantially all of the assets of ARG and its subsidiaries (other than real property) are pledged as collateral security. The credit agreement also contains financial covenants that, among other things, require ARG and its subsidiaries to maintain certain financial ratios and restrict their ability to incur debt, pay dividends or make other distributions, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens. If ARG and its subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the credit agreement, they would be in default under the terms of the credit agreement, which would, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness. You should read the information in Note 11 to the Consolidated Financial Statements.

Risks Related to Deerfield

DCM may lose client assets, and thus fee revenue, for various reasons.

DCM’s success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees), and on the profits earned by the account or the returns to certain investors in the accounts (performance fees). If there is a reduction in an account’s assets, there will be a corresponding reduction in DCM’s management fees from the account, and a likely reduction in DCM’s performance fees (if any) relating to the account, since the smaller the account’s asset base the smaller will be the potential profits earned by the account. There could be a reduction in an account’s assets as the result of investment losses in the account, the withdrawal by investors of their capital in the account, or both. Except for the REIT, investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separate accounts to withdraw any or all of their capital on a daily basis, the right of investors in hedge funds to withdraw their capital on a monthly or quarterly basis, and the right of investors in CDOs to terminate the CDO in specified situations. Investors in hedge funds and managed accounts might withdraw capital for many reasons, including their dissatisfaction with the account’s performance, adverse publicity regarding DCM, DCM’s loss of key personnel, errors in reporting to investors account values or account performance, other matters resulting from problems in DCM’s systems technology, investors’ desire to invest the capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

Poor investment performance could lead to a loss of clients and a decline in DCM’s revenues.

Investment performance is a key factor for the retention of client assets, the growth of DCM’s assets under management and the generation of management fee revenue. Poor investment performance could impair DCM’s revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees for DCM;

•	DCM’s subordinate management fees for a CDO may be deferred;

•	DCM’s ability to attract funds from existing and new clients might diminish; and

•	DCM might earn minimal or no performance fees.

The failure of DCM’s investment products to perform well both on an absolute basis and in relation to competing products, therefore, could have a material adverse effect on DCM’s business.

DCM derives a substantial portion of its revenues from contracts that may be terminated on short notice.

DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment manager of the account and replace it with a substitute investment manager. Some of these investment management agreements may be terminated for various reasons, including failure to follow the account’s investment guidelines, fraud, breach of fiduciary duty and gross negligence, or may not be renewed. With respect to DCM’s agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. All of DCM’s agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for “cause,” which typically includes DCM’s violation of the management agreement or the CDO’s indenture, DCM’s breach of its representations and warranties under the agreement, DCM’s bankruptcy or insolvency, DCM’s fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO’s performance tests. With respect to DCM’s investment management agreement with the REIT, at the end of the initial term of the agreement (which occurs on December 31, 2007) or at the end of any one-year renewal term thereafter, DCM can be removed as manager by a vote of at least two-thirds of the REIT’s independent directors or holders of at least a majority of the outstanding common stock of the REIT based upon unsatisfactory performance that is materially detrimental to the REIT or a determination that the management fees payable to DCM are not fair (subject to DCM’s right to prevent such a termination by accepting a reduction of management fees that at least two-thirds of the REIT’s independent directors determine to be fair). During 2006, DCM generated approximately 22% of its revenue from managing the REIT. DCM’s investment management agreements with separate accounts are typically terminable by the client without penalty on 30 days’ notice or less. DCM may not be able to replace these agreements on favorable terms. The revenue loss that would result from any such termination could have a material adverse effect on DCM’s business.

DCM could lose client assets as the result of the loss of key DCM personnel.

DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel. The loss of a particular member or members of such a team—for example, because of resignation or retirement—could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product’s performance. In the case of some accounts, such as certain CDOs, DCM can be removed as investment manager upon its loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM’s senior management involved in supervising the portfolio teams could have similar adverse effects on DCM’s investment products.

DCM may need to offer new investment strategies and products in order to continue to generate revenue.

The segments of the asset management industry in which DCM operates are subject to rapid change. Investment strategies and products that had historically been attractive to investors may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for DCM in the past may fail to do so in the future. In such case DCM would have to develop new strategies and products in order to retain investors or replace withdrawing investors with new investors. It could be both expensive and difficult for DCM to develop new strategies and products, and there is no assurance that DCM would be successful in this regard. In addition, alternative asset management products represent a substantially smaller segment of the overall asset management industry than traditional asset management products (such as many corporate bond funds). DCM’s inability to expand its offerings beyond alternative asset management products could inhibit its growth and harm its competitive position in the investment management industry.

Changes in the fixed income markets could adversely affect DCM.

DCM’s success depends largely on the attractiveness to institutional investors of investing in the fixed income markets, and changes in those markets could significantly reduce the appeal of DCM’s investment products to such investors. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments, significant changes in the “spreads” in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities), and the lack of arbitrage opportunities between U.S. Treasury securities and their related instruments (such as interest rate swap and futures contracts). The fixed income markets can be highly volatile, and the prices of fixed income instruments may increase or decrease for many reasons beyond DCM’s control or ability to anticipate, including economic and political events and acts of terrorism. Any adverse changes in the fixed income markets could reduce DCM’s revenues.

The narrowing of CDO spreads could make it difficult for DCM to launch new CDOs.

It is important for DCM to be able to launch new CDO products from time to time, both to expand its CDO activities (which are a major part of DCM’s business) and to replace existing CDOs as they are terminated or mature. The ability to launch new CDOs is dependent on, among other factors, the amount by which the interest earned on the collateral held by the CDO (such as bank loans or corporate bonds) exceeds the interest payable by the CDO on the debt obligations it issues to investors. If these “spreads” are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could have a material adverse effect on DCM’s business.

DCM could lose client assets as the result of adverse publicity.

Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small lapse in this regard, particularly if it resulted in a regulatory investigation or enforcement proceeding, could materially hurt DCM’s business.

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

Pursuant to the investment management agreements between DCM and the CDOs it manages, DCM’s management fee from the CDO is generally subject to a “waterfall” structure, under which DCM will not receive all or a portion of its fees if, among other things, the CDO does not have sufficient cash flows from its underlying collateral (such as corporate bonds or bank loans) to pay the required interest on the notes it has issued to investors and certain expenses. This could occur if there are defaults by issuers of the collateral on their payments of principal or interest relating to the collateral. In that event, DCM’s management fees would be deferred until funds are available to pay the fees, if such funds become available. In addition, many CDOs have structural provisions meant to protect investors from deterioration in the credit quality of the underlying collateral pool. If those provisions are triggered, then certain portions of DCM’s management fees may be deferred indefinitely.

DCM may be unable to increase its assets under management in certain of its investment vehicles, or it may have to reduce such assets, because of capacity constraints.

A number of DCM’s investment vehicles are limited in the amount of client assets they can accommodate by the amount of liquidity in the instruments traded by such vehicles, the arbitrage opportunities available in those instruments, or other factors. Thus, DCM may manage investment vehicles that are relatively successful but that cannot accept additional capital because of such constraints. In addition, DCM might have to reduce the amount of assets managed in investment vehicles that face capacity constraints. Changes in the fixed income markets could materially reduce capacity, such as an increase in the number of asset managers using the same or similar strategies as DCM.

The fixed income investment management market is highly competitive and DCM may lose client assets due to competition from other asset managers who have greater resources than DCM does or who are able to offer services and products at more competitive prices.

The alternative asset management industry is highly competitive. Many firms offer similar and additional investment management products and services to the same clients that DCM targets. DCM currently focuses almost exclusively on fixed income securities and related financial instruments in managing client accounts. DCM has limited experience in investing in equity securities. This is in contrast to numerous other asset managers with comparable assets under management, which have significant background and experience in both the equity and debt markets. In addition, many of DCM’s competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive fund structures and broader name recognition. DCM’s competitors may be able to use these resources and capabilities to place DCM at a competitive disadvantage in retaining assets under management and achieving increased market penetration. Also, DCM may be at a disadvantage in competing with other asset managers that are subject to less regulation and thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client’s domicile. Because barriers to entry into the alternative asset management business are low, DCM may face increased competition from many new entrants into DCM’s relatively limited market of providing fixed income asset management services to institutional clients. Also, DCM is a relatively recent entrant into the REIT management business and DCM competes in this area against numerous firms that are larger, more experienced or both.

Additionally, if other asset managers offer services and products at more competitive prices than DCM offers, DCM may not be able to maintain its current fee structure. Although DCM’s investment management fees vary from product to product, historically DCM has competed primarily on the performance of its products and not on the level of its investment management fees relative to those of its competitors. In recent years, however, despite the fact that alternative asset managers typically charge higher fees than traditional managers, particularly with respect to hedge funds and similar products, there has been a trend toward lower fees in the investment management industry generally. In order to maintain its fee structure in a competitive environment, DCM must be able to continue to provide clients with investment returns and service that make investors willing to pay DCM’s fees. DCM cannot assure you that it will succeed in providing investment returns and service that will allow DCM to maintain its current fee structure. Fee reductions on existing or future business could have a material adverse effect on DCM’s profit margins and results of operations.

Changes in laws, regulations or government policies affecting DCM’s businesses could limit its revenues, increase its costs of doing business and materially and adversely affect its business.

DCM’s business is subject to extensive government regulation. This regulation is primarily at the federal level, through regulation by the SEC under the Investment Advisers Act of 1940, as amended, and regulation by the Commodity Futures Trading Commission, or CFTC, under the Commodity Exchange Act, as amended. DCM is also regulated by state regulators. The Investment Advisers Act imposes numerous obligations on investment advisers including anti-fraud prohibitions, advertising and custody requirements, disclosure obligations, compliance program duties and trading restrictions. The CFTC regulates commodity futures and option markets and imposes numerous obligations on the industry. DCM is registered with the CFTC as both a commodity trading advisor and a commodity pool operator and certain of its employees are registered with the CFTC as “associated persons.” DCM is also a member of the National Futures Association, the self-regulatory organization for the U.S. commodity futures industry, and thus subject to its regulations. If DCM fails to comply with applicable laws or regulations, DCM could be subject to fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser, commodity trading advisor or commodity pool operator. Changes in laws, regulations or government policies could limit DCM’s revenues, increase its costs of doing business and materially adversely affect its business.

DCM Europe’s business is subject to extensive government regulation, primarily by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000. Such regulation is generally similar to the regulation governing DCM.

The non-U.S. domiciled investment funds that DCM manages are regulated in the jurisdiction of their domicile. Changes in the laws or government policies of these foreign jurisdictions could limit DCM’s revenues from these funds, increase DCM’s costs of doing business in these jurisdictions and materially adversely affect DCM’s business.

The level of investor participation in DCM’s products may also be affected by the regulatory and self-regulatory requirements and restrictions applicable to DCM’s products and investors, the financial reporting requirements imposed on DCM’s investors and financial intermediaries, and the tax treatment of DCM’s products. Adverse changes in any of these areas may result in a loss of existing investors or difficulties in attracting new investors.

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

We franchise our restaurant brands to various franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Arby’s restaurant system. We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. We cannot assure you that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

In July 1999, we sold 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.). As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138.0 million as of December 31, 2006), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas. Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes, which amount to approximately $36.0 million as of December 31, 2006, associated with our sale of the propane business.

Although we believe that it is unlikely that we will be called upon to make any payments under the indemnification described above, if we are required to make such payments it could have a material adverse effect on our financial position and results of operations. You should read the information in “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 27 to the Consolidated Financial Statements.

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

The following table contains information about our material facilities as of December 31, 2006:

Active Facilities	Facilities—Location	Land Title	Approximate Sq. Ft. of Floor Space
Triarc Corporate Headquarters	New York, NY	leased	30,670
ARG Headquarters	Atlanta, GA	leased	131,748	*
Deerfield Headquarters	Rosemont, IL	leased	69,184

*	ARCOP, the independent Arby’s purchasing cooperative, and the Arby’s Foundation sublease approximately 2,680 and 5,000 square feet, respectively, of this space from ARG.

ARG also owns 16 and leases 151 properties that are either leased or sublet principally to franchisees. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

At December 31, 2006, our company-owned Arby’s restaurants were located in the following states: 112 in Michigan, 104 in Ohio, 97 in Indiana, 95 in Georgia, 88 in Florida, 84 in Pennsylvania, 75 in Minnesota, 62 in Alabama, 58 in Texas, 53 in Tennessee, 50 in North Carolina, 33 in Utah, 33 in Kentucky, 24 in Oregon, 24 in Washington, 16 in New Jersey, 12 in South Carolina, 12 in Maryland, 9 in Connecticut, 5 in Illinois, 4 in Wisconsin, 3 in Missouri, 2 in Mississippi, 2 in Virginia, 1 in California, 1 in New York, 1 in West Virginia and 1 in Wyoming. ARG owns the land and/or the building with respect to 143 of these restaurants and leases or subleases the remainder. ARG has regional offices in Atlanta, Georgia, Indianapolis, Indiana, Flint, Michigan, Middleburg Heights, Ohio, Sinking Springs, Pennsylvania, Plano, Texas and Missasauga, Canada.

Item 3. Legal Proceedings.

In 1998, a number of class action lawsuits were filed on behalf of our stockholders in the Court of Chancery of the State of Delaware in and for New Castle County. Each of these actions named Triarc, Messrs. Peltz and May and the other then directors of Triarc as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the SEC in 1999, pursuant to which we repurchased 3,805,015 shares of our Class A Common Stock, failed to disclose material information. The amended complaint sought, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. On October 24, 2005, plaintiffs filed a motion asking the court to dismiss the action as moot, but to retain jurisdiction for the limited purpose of considering a subsequent application by plaintiffs for legal fees and expenses. The plaintiffs’ motion to dismiss the action as moot was granted on October 27, 2005. On December 13, 2005, plaintiffs filed a motion seeking $250,000 in fees and $6,225 for reimbursement of expenses. On February 24, 2006, defendants filed papers in opposition to plaintiffs’ motion. On March 29, 2006, the court entered an order awarding plaintiffs $75,000 in fees and expenses. On April 28, 2006, defendants filed a notice of appeal. On June 9, 2006, the parties entered into an agreement pursuant to which, among other things, Triarc paid the $75,000 of fees and expenses awarded by the court and the defendants withdrew their appeal.

In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (“RTM”), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005. The complaint alleged that the approximately 775 Arby’s restaurants owned by RTM and its affiliates failed to comply with Title III of the ADA. The plaintiffs requested class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants. The complaint did not seek monetary damages, but did seek attorneys’ fees. Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which was approved by the court on August 10, 2006. The settlement agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year. The settlement agreement also applies to restaurants subsequently acquired by RTM and such affiliates. ARG estimates that it will spend approximately $1.0 million per year of capital expenditures over an eight year period beginning in 2007 to bring the restaurants into compliance under the settlement agreement, in addition to paying certain legal fees and expenses.

In addition to the legal matters described above and the environmental matter described under “Item 1. Business—General—Environmental Matters”, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.0 million as of December 31, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 7, 2006, Triarc held its Annual Meeting of Stockholders. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Quarters	Market Price
	Class A		Class B
	High	Low	High	Low
2005
First Quarter ended April 3	$16.56	$12.50	$15.40	$11.60
Second Quarter ended July 3	16.66	13.71	15.34	12.36
Third Quarter ended October 2	17.40	15.65	16.00	14.36
Fourth Quarter ended January 1, 2006	17.50	15.81	15.80	14.15
2006
First Quarter ended April 2	18.50	16.44	17.48	14.80
Second Quarter ended July 2	18.70	15.60	17.84	14.55
Third Quarter ended October 1	17.70	14.35	16.50	12.86
Fourth Quarter ended December 31	22.42	16.28	20.56	14.50

On September 4, 2003 we made a stock distribution of two shares of our Class B Common Stock for each share of our Class A Common Stock issued as of August 21, 2003. Our Class B Common Stock is entitled to one-tenth of a vote per share and our Class A Common Stock is entitled to one vote per share. Our Class B Common Stock is also entitled to vote as a separate class with respect to any merger or consolidation in which Triarc is a party unless each holder of a share of Class B Common Stock receives the same consideration as a holder of Class A Common Stock, other than consideration paid in shares of common stock that differ as to voting rights, liquidation preference and dividend preference to the same extent that our Class A and Class B Common Stock differ. The Certificate of Designation for our Class B Common Stock provides that our Class B Common Stock was entitled, through September 4, 2006, to receive regular quarterly cash dividends that are at least 110% of any regular quarterly cash dividends that were paid on our Class A Common Stock. However, our board of directors has determined that until June 30, 2007 we will continue to pay regular quarterly cash dividends at that higher rate on our Class B Common Stock if any regular quarterly cash dividends are paid on our Class A Common Stock. Thereafter, each share of our Class B Common Stock is entitled to at least 100% of the regular quarterly cash dividend paid on each share of our Class A Common Stock. In addition, our Class B Common Stock has a $.01 per share preference in the event of any liquidation, dissolution or winding up of Triarc and, after each share of our Class A Common Stock also receives $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Class A Common Stock in any remaining assets of Triarc.

On each of March 15, 2005 and June 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our Class A Common Stock and Class B Common Stock, respectively, to holders of record on March 3, 2005 and June 3, 2005, respectively. On each of September 15, 2005, December 15, 2005, March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A Common Stock and Class B Common Stock, respectively, to holders of record on September 1, 2005, December 2, 2005, March 2, 2006, June 1, 2006, September 1, 2006 and December 1, 2006, respectively. The March 15, 2005, June 15, 2005, September 15, 2005, December 15, 2005, March 15, 2006, June 15, 2006, September 15, 2006, and December 15, 2006 regular quarterly dividends aggregated approximately $4.7 million, $4.8 million, $6.6 million, $6.6 million, $7.6 million, $7.6 million, $7.6 million and $7.7 million, respectively. On February 1, 2007, our board of directors declared regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A Common Stock and Class B Common Stock, respectively, payable on March 15, 2007 to holders of record on March 1, 2007 in the aggregate amount of approximately $8.0 million.

In connection with our previously announced proposed corporate restructuring, during 2006 we paid special cash dividends aggregating $0.45 per share on each of our Class A Common Stock and Class B Common Stock. The special cash dividends, which aggregated approximately $70.0 million, were paid in three installments of $0.15 per share on each of March 1, July 14 and December 20, 2006 to holders of record on February 17, 2006, June 30, 2006 and December 5, 2006, respectively. See “Item 1. Business—Business Strategy; Potential Corporate Restructuring” for a more detailed discussion of the potential corporate restructuring and associated special cash dividends.

Although we currently intend to continue to declare and pay regular quarterly cash dividends, there can be no assurance that any additional regular quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our board of directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors. We have no class of equity securities currently issued and outstanding except for our Class A Common Stock and Class B Common Stock, Series 1. However, we are currently authorized to issue up to 100 million shares of preferred stock.

Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries, including loans, cash dividends and reimbursement by subsidiaries to us in connection with providing certain management services, and payments by subsidiaries under certain tax sharing agreements. Under the terms of ARG’s credit agreement (see “Item 1A. Risk Factors—Our restaurant subsidiaries are subject to various restrictions, and substantially all of their assets are pledged, under a credit agreement”), there are restrictions on the ability of ARG and its subsidiaries to pay any dividends or make any loans or advances to us. The ability of any of our subsidiaries to pay cash dividends or make any loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. You should read the information in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements.

As of February 15, 2007, there were approximately 2,580 holders of record of our Class A Common Stock and 2,763 holders of record of our Class B Common Stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2006:

Issuer Repurchases of Equity Securities (1)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
October 2, 2006 through October 29, 2006	—		—	—	$50,000,000
October 30, 2006 through November 26, 2006	—		—	—	$50,000,000
November 27, 2006 through December 31, 2006	2,467,917 8,462,504	Class A (2) Class B (2)	$21.17 (2) $19.48 (2)		$50,000,000
Total	2,467,917 8,462,504	Class A Class B	—	—	$50,000,000

(1)

On May 11, 2006, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2007 and that the amount available under the program had been replenished to permit the purchase of up to $50.0 million of our Class A Common Stock and Class B Common Stock. No transactions were effected under our stock repurchase program during the fourth fiscal quarter of 2006.

(2)

Reflects an aggregate of 2,467,917 and 8,462,504 shares of our Class A Common Stock and Class B Common Stock, respectively, tendered as payment of (i) the exercise price of employee stock options and (ii) tax withholding obligations in respect of such exercises. The shares were valued at the respective closing prices of our Class A Common Stock and Class B Common Stock on the various dates of exercise of the employee stock options.

Item 6. Selected Financial Data.

	Year Ended(1)
	December 29, 2002	December 28, 2003		January 2, 2005		January 1, 2006(2)		December 31, 2006(2)
	(In Thousands Except Per Share Amounts)
Revenues	$97,782	$293,620		$328,579		$727,334		1,243,278
Operating profit (loss)	15,339	(1,201	)(6)	2,734		(32,074	)(8)	44,007
Income (loss) from continuing operations	(9,757)	(13,083	)(6)	1,477	(7)	(58,912	)(8)	(11,200	)(9)
Income (loss) from discontinued operations	11,100	2,245		12,464		3,285		(129)
Net income (loss)	1,343 (5)	(10,838	)(6)	13,941	(7)	(55,627	)(8)	(11,329	)(9)
Basic income (loss) per share (3):
Class A common stock:
Continuing operations	(.16)	(.22)		.02		(.84)		(.13)
Discontinued operations	.18	.04		.18		.05		—
Net income (loss)	.02	(.18)		.20		(.79)		(.13)
Class B common stock:
Continuing operations	(.16)	(.22)		.02		(.84)		(.13)
Discontinued operations	.18	.04		.21		.05		—
Net income (loss)	.02	(.18)		.23		(.79)		(.13)
Diluted income (loss) per share (3):
Class A common stock:
Continuing operations	(.16)	(.22)		.02		(.84)		(.13)
Discontinued operations	.18	.04		.17		.05		—
Net income (loss)	.02	(.18)		.19		(.79)		(.13)
Class B common stock:
Continuing operations	(.16)	(.22)		.02		(.84)		(.13)
Discontinued operations	.18	.04		.20		.05		—
Net income (loss)	.02	(.18)		.22		(.79)		(.13)
Cash dividends per share:
Class A common stock	—	.13		.26		.29		.77
Class B common stock	—	.15		.30		.33		.81
Working capital	509,541	610,720		463,922		296,427		161,194
Total assets	967,383	1,042,965		1,066,973		2,809,489		1,560,449
Long-term debt	352,700	483,280		446,479		894,527		701,916
Stockholders’ equity	332,742	287,606		303,139		395,570		474,642
Weighted average shares outstanding (4):
Class A common stock	20,446	20,003		22,233		23,766		27,301
Class B common stock	40,892	40,010		40,840		46,245		59,343

(1)

Triarc Companies, Inc. and its subsidiaries (the “Company”) reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC, in which the Company acquired a 63.6% capital interest on July 22, 2004, Deerfield Opportunities Fund, LLC (the “Opportunities Fund,”) which commenced on October 4, 2004 and was effectively redeemed on September 29, 2006 and DM Fund LLC, which commenced on March 1, 2005, report or reported on a calendar year ending on December 31. In accordance with this method, each of the Company’s fiscal years presented above contained 52 weeks except for the 2004 fiscal year which contained 53 weeks. All references to years relate to fiscal years rather than calendar years.

(2)	Selected financial data for the year ended January 1, 2006 reflects the operations of RTM Restaurant Group (“RTM”) commencing with its acquisition by the Company on July 25, 2005.

(3)

Income (loss) per share amounts reflect the effect of a stock distribution (the “Stock Distribution”) on September 4, 2003 of two shares of the Company’s class B common stock, series 1, for each share of the Company’s class A common stock issued as of August 21, 2003, as if the Stock Distribution had occurred at the beginning of the year ended December 29, 2002. For the purposes of calculating income per share, net income subsequent to the date of the Stock Distribution was allocated between the class A common shares and class B common shares based on the actual dividend payment ratio. Net income for the years prior to the Stock Distribution was allocated equally among each class A common share and class B common share since there were no dividends declared or contractually payable during those years. For the purposes of calculating loss per share, the net loss for any year was also allocated equally.

(4)

The weighted average shares outstanding reflect the effect of the Stock Distribution. The number of shares used in the calculation of diluted income (loss) per share are the same as basic income (loss) per share for the years 2002, 2003, 2005 and 2006 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for each of those years. The number of shares used in the calculation of diluted income per share of class A and class B common stock for 2004 are 23,415,000 and 43,206,000, respectively. These shares used for the calculation of diluted income per share in 2004 consist of the weighted average common shares outstanding for each class of common stock and potential common shares reflecting the effect of dilutive stock options of 1,182,000 for class A common stock and 2,366,000 for class B common stock.

(5)

Reflects a significant credit recorded during 2002 as follows: $11,100,000 credited to net income representing adjustments to the previously recognized gain on disposal of the Company’s beverage businesses due to the release of reserves for income taxes associated with the discontinued beverage operations in connection with the receipt of related income tax refunds.

(6)

Reflects certain significant charges and credits recorded during 2003 as follows: $22,000,000 charged to operating loss representing an impairment of goodwill; $11,799,000 charged to loss from continuing operations representing the aforementioned $22,000,000 charged to operating loss partially offset by (1) a $5,834,000 gain on sale of business arising principally from the sale by the Company of a portion of its investment in an equity method investee and a non-cash gain to the Company from the public offering by the investee of its common stock and (2) $4,367,000 of income tax benefit relating to the above net charges; and $9,554,000 charged to net loss representing the aforementioned $11,799,000 charged to loss from continuing operations partially offset by a $2,245,000 credit to income from discontinued operations principally resulting from the release of reserves, net of income taxes, in connection with the settlement of a post-closing sales price adjustment related to the sale of the Company’s beverage businesses.

(7)

Reflects certain significant credits recorded during 2004 as follows: $17,333,000 credited to income from continuing operations representing (1) $14,592,000 of income tax benefit due to the release of income tax reserves which were no longer required upon the finalization of the examination of the Company’s Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, the finalization of a state income tax examination and the expiration of the statute of limitations for the examination of certain of the Company’s state income tax returns and (2) a $2,741,000 credit, net of a $1,601,000 income tax provision, representing the release of related interest accruals no longer required; and $29,797,000 credited to net income representing the aforementioned $17,333,000 credited to income from continuing operations and $12,464,000 of additional gain on disposal of the Company’s beverage businesses sold in 2000 resulting from the release of income tax reserves related to discontinued operations which were no longer required upon finalization of an Internal Revenue Service examination of the Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 and the expiration of the statute of limitations for examinations of certain of the Company’s state income tax returns.

(8)

Reflects certain significant charges and credits recorded during 2005 as follows: $58,939,000 charged to operating loss representing (1) share-based compensation charges of $28,261,000 representing the intrinsic value of stock options which were exercised by the Chairman and Chief Executive Officer and the President and Chief Operating Officer and subsequently replaced on the date of exercise, the grant of contingently issuable performance-based restricted shares of the Company’s class A and class B common stock and the grant of equity interests in two of the Company’s subsidiaries, (2) a $17,170,000 loss on settlements of unfavorable franchise rights representing the cost of settling franchise agreements acquired as a component of the acquisition of RTM with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements and (3) facilities relocation and corporate restructuring charges of $13,508,000; $67,526,000 charged to loss from continuing operations representing the aforementioned $58,939,000 charged to operating loss and a $35,809,000 loss on early extinguishments of debt upon a debt refinancing in connection with the acquisition of RTM, both partially offset by $27,222,000 of income tax benefit relating to the above charges; and $64,241,000 charged to net loss representing the aforementioned $67,526,000 charged to loss from continuing operations partially offset by income from discontinued operations of $3,285,000 principally resulting from the release of reserves for state income taxes no longer required.

(9)

Reflects a significant charge recorded during 2006 as follows: $9,005,000 charged to loss from continuing operations and net loss representing a $14,082,000 loss on early extinguishments of debt related to conversions or effective conversions of the Company’s 5% convertible notes due 2023 and prepayments of term loans under the Company’s senior secured term loan facility, partially offset by an income tax benefit of $5,077,000 related to the above charge.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

Introduction and Executive Overview

We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby’s restaurants and, effective with the July 2004 acquisition of Deerfield & Company LLC, which we refer to as Deerfield, in the asset management business.

On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield, in a transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield provides asset management services for investors through (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT. Deerfield’s results of operations, less applicable minority interests, and cash flows are included in our 2004 consolidated results subsequent to the July 22, 2004 date of the Deerfield Acquisition and our 2005 and 2006 consolidated results for the full years. See below under “Presentation of Financial Information.”

On July 25, 2005 we completed the acquisition of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group, Arby’s largest franchisee with 775 Arby’s restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition. Accordingly, RTM’s results of operations and cash flows are included in our 2005 consolidated results subsequent to the July 25, 2005 date of the RTM Acquisition and are included in our 2006 consolidated results for the full year. Commencing on July 26, 2005, royalties and franchise and related fees from RTM are eliminated in consolidation.

In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While 70% of our existing Arby’s royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the year ended December 31, 2006. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs, Funds and the REIT, and we may expand the types of investments that we offer and manage.

We derive investment income principally from the investment of our excess cash. In that regard, we invested in several funds managed by Deerfield, including Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and DM Fund LLC, which we refer to as the DM Fund. We invested $100.0 million in the Opportunities Fund in October 2004. We invested $4.8 million in the DM Fund in March 2005 through a partial transfer from our investment in the Opportunities Fund. We redeemed our investments in the Opportunities Fund and the DM Fund effective September 29, 2006 and December 31, 2006, respectively. The Opportunities Fund through September 29, 2006, and the DM Fund through December 31, 2006, were accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us. The Opportunities Fund was a multi-strategy hedge fund that principally invested in various fixed income securities and their derivatives and employed substantial leverage in its trading activities which significantly impacted our consolidated financial position, results of operations and cash flows. We also have an investment in the REIT which is managed by Deerfield. When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT.

Our goal is to enhance the value of our Company by increasing the revenues of the Arby’s restaurant business and Deerfield’s asset management business. We are continuing to focus on growing the number of restaurants in the Arby’s system, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience. We continue to grow Deerfield’s assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management, thereby increasing Deerfield’s asset management fee revenues.

We are continuing to explore a possible corporate restructuring involving our asset management business and other non-restaurant net assets. See “Liquidity and Capital Resources—Potential Corporate Restructuring” for a detailed discussion of the potential corporate restructuring and certain potential impacts thereof on our results of operations and our liquidity and capital resources.

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

•

Increased price competition, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items, (3) the use of coupons and other price discounting and (4) many recent product promotions focused on the lower prices of certain menu items;

•

Increased competition among quick service restaurant competitors and other businesses for available development sites, higher development costs associated with those sites and higher borrowing costs in the lending markets typically used to finance new unit development;

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

•

Higher fuel prices, although moderating in recent months, which cause a decrease in many consumers’ discretionary income, increase our utility costs and are likely to increase the cost of commodities we purchase following the expiration in 2007 of our current distribution contracts which contain limits on distribution cost increases;

•	Extended hours of operation by many quick service restaurants including both breakfast and late night hours;

•

Federal, state and local legislative activity, such as minimum wage increases, mandated health and welfare benefits and restrictions on the use in prepared foods of certain unhealthy fatty acids, commonly referred to as trans fats, which could continue to result in increased wages and related fringe benefits, including health care and other insurance costs, higher packaging costs and higher food costs;

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees; and

•	Economically weak conditions in the Michigan and Ohio regions where a disproportionate number of our Company-owned restaurants are located.

We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, the royalties and franchise fees we receive from them.

In recent years, our asset management business has experienced the following trends:

•

Growth in the hedge fund market as investors appear to have increased their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities and other specific areas, although such growth has moderated somewhat recently reflecting the recent performance of certain funds and the competitive market;

•

Increased demand for securities, partly due to an increase in the number of hedge funds, resulting in higher purchase prices of certain securities and, during periods of asset liquidation by those hedge funds, potentially lower sales prices, which can negatively impact our returns;

•

Short-term interest rates continue to increase more significantly than long-term interest rates, representing a flatter yield curve, resulting in higher funding costs for our securities purchases, which can negatively impact our margins within our managed funds, potentially lowering our asset management fees and assets under management; and

•	Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and DM Fund report or reported on a calendar year ending on December 31. Our 2004 fiscal year contained 53 weeks and each of our 2005 and 2006 fiscal years contained 52 weeks. In this discussion, we refer to the additional week in 2004 as the 53rd week in 2004. Our 2004 fiscal year commenced on December 29, 2003 and ended on January 2, 2005 except that for this period, Deerfield and the Opportunities Fund are included commencing July 23, 2004 and October 4, 2004, respectively, through their calendar year-end of December 31, 2004. Our 2005 fiscal year commenced on January 3, 2005 and ended on January 1, 2006 except that (a) RTM is included commencing July 26, 2005 and (b) Deerfield, the Opportunities Fund and, commencing March 1, 2005, the DM fund are included on a calendar year basis. Our 2006 fiscal year commenced on January 2, 2006 and ended on December 31, 2006 except that (a) Deerfield and the DM Fund are included on a calendar year basis and (b) the Opportunities Fund is included from January 1, 2006 through its September 29, 2006 redemption date. All references to years relate to fiscal years rather than calendar years, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount of the change between (1) 2004 and 2005, which we refer to as the 2005 Change, and (2) 2005 and 2006, which we refer to as the 2006 Change.

	2004	2005	2006	2005 Change	2006 Change
	(In Millions)
Revenues:
Net sales	$205.6	$570.8	$1,073.3	$365.2	$502.5
Royalties and franchise and related fees	100.9	91.2	82.0	(9.7)	(9.2)
Asset management and related fees	22.1	65.3	88.0	43.2	22.7

	328.6	727.3	1,243.3	398.7	516.0

Costs and expenses:
Cost of sales, excluding depreciation and amortization	162.6	418.0	778.6	255.4	360.6
Cost of services, excluding depreciation and amortization	7.8	24.8	35.3	17.0	10.5
Advertising and promotions	16.6	43.5	78.6	26.9	35.1
General and administrative, excluding depreciation and amortization	118.8	205.8	236.4	87.0	30.6
Depreciation and amortization, excluding amortization of deferred financing costs	20.1	36.6	66.2	16.5	29.6
Facilities relocation and corporate restructuring	—	13.5	3.3	13.5	(10.2)
Loss on settlements of unfavorable franchise rights	—	17.2	0.9	17.2	(16.3)

	325.9	759.4	1,199.3	433.5	439.9

Operating profit (loss)	2.7	(32.1)	44.0	(34.8)	76.1
Interest expense	(34.2)	(68.8)	(114.1)	(34.6)	(45.3)
Insurance expense related to long-term debt	(3.9)	(2.3)	—	1.6	2.3
Loss on early extinguishments of debt	—	(35.8)	(14.1)	(35.8)	21.7
Investment income, net	21.7	55.3	80.2	33.6	24.9
Gain on sale of unconsolidated businesses	0.2	13.1	4.0	12.9	(9.1)
Other income, net	0.4	3.9	4.7	3.5	0.8

Income (loss) from continuing operations before income taxes and minority interests	(13.1)	(66.7)	4.7	(53.6)	71.4
(Provision for) benefit from income taxes	17.5	16.5	(4.4)	(1.0)	(20.9)
Minority interests in income of consolidated subsidiaries	(2.9)	(8.7)	(11.5)	(5.8)	(2.8)

Income (loss) from continuing operations	1.5	(58.9)	(11.2)	(60.4)	47.7

Income (loss) from discontinued operations, net of income taxes:
Loss from operations	—	—	(0.4)	—	(0.4)
Gain on disposal	12.4	3.3	0.3	(9.1)	(3.0)

Income (loss) from discontinued operations	12.4	3.3	(0.1)	(9.1)	(3.4)

Net income (loss)	$13.9	$(55.6)	$(11.3)	$(69.5)	$44.3

2006 Compared with 2005

Net Sales

Our net sales, which were generated entirely from our Company-owned restaurants, increased $502.5 million to $1,073.3 million for 2006 from $570.8 million for 2005, primarily due to the effect of including RTM in our results for all of 2006 but only for the portion of 2005 following the July 25, 2005 acquisition date. In addition, net sales were favorably affected by 22 net Company-owned restaurants added during 2006.

Same-store sales of our Company-owned restaurants increased one percent in 2006. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. Same-store sales of our Company-owned restaurants were positively impacted by (1) our 2006 marketing initiatives, including value oriented menu offerings, an enhanced menu board design and new promotions, (2) the launch in March 2006 of Arby’s Chicken Naturals®, a line of menu offerings made with 100 percent all natural chicken breast and (3) selective price increases implemented in November 2006. Partially offsetting these positive factors was the effect of higher fuel prices on consumers’ discretionary income which we believe had a negative impact on our sales beginning in the second half of 2005, although the effect moderated in the second half of 2006. Same-store sales growth of our Company-owned restaurants was less than the 5% same-store sales growth of our franchised restaurants discussed below primarily due to (1) the introduction and use throughout 2006 of local marketing initiatives by our franchisees similar to those initiatives which we were already using for Company-owned restaurants in 2005, including more effective local television advertising and increased couponing, and (2) the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which continue to underperform the system.

We currently anticipate positive same-store sales growth for 2007 of both Company-owned and franchised restaurants, although not necessarily in the first quarter and despite the weak economy in Michigan and Ohio, driven by the anticipated performance of various initiatives such as (1) a value program which offers a flexible combination of selected menu items for a discounted price, (2) planned additions of new limited time menu items, (3) the full year effect of the selective price increases that were implemented in November 2006 and (4) new product introductions. In addition to the anticipated positive effect of same store sales growth, net sales should also be positively impacted by an increase in Company-owned restaurants. We presently plan to open approximately 50 new Company-owned restaurants in 2007. We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 54 restaurant leases that are scheduled for renewal or expiration during 2007. We currently anticipate the renewal or extension of all but approximately 20 of those leases.

Royalties and Franchise and Related Fees

Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $9.2 million to $82.0 million for 2006 from $91.2 million for 2005, reflecting $16.3 million of royalties and franchise and related fees from RTM recognized in 2005 for the period prior to the RTM Acquisition whereas royalties and franchise and related fees from RTM are eliminated in consolidation for the full year of 2006. Aside from the effect of the RTM Acquisition, royalties and franchise and related fees increased $7.1 million in 2006, reflecting (1) a $3.2 million improvement in royalties due to a 5% increase in same- store sales of the franchised restaurants in 2006 as compared with 2005, (2) a $2.9 million net increase in royalties from the 94 franchised restaurants opened in 2006, with generally higher than average sales volumes, and the 16 restaurants sold to franchisees in 2006 replacing the royalties from the 40 generally underperforming restaurants closed and the elimination of royalties from 13 restaurants we acquired from franchisees in 2006 and (3) a $1.0 million increase in franchise and related fees. The increase in same-store sales of the franchised restaurants reflects the factors affecting same-store sales of our Company-owned restaurants as well as the additional factors affecting the franchised restaurants compared with our Company-owned restaurants discussed above under “Net Sales.”

We expect that our royalties and franchise and related fees will increase during 2007 as compared with 2006, although not necessarily in the first quarter, due to anticipated positive same-store sales growth of franchised restaurants from the expected performance of the various initiatives described above under “Net Sales” and the positive effect of net new restaurant openings by our franchisees.

Asset Management and Related Fees

Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $22.7 million, or 35%, to $88.0 million for 2006 from $65.3 million for 2005. This increase reflects (1) a $5.7 million increase in incentive fees from Funds other than the REIT, principally related to one of the Funds which experienced improved performance, including the impact of higher assets under management, (2) $4.6 million in management and related fees from new CDOs and Funds, (3) a $4.4 million increase in management and incentive fees from the REIT principally reflecting the full year effect in 2006 of a $363.5 million increase in assets under management for the REIT resulting from an initial public stock offering in June 2005, (4) a $4.1 million increase in incentive fees from CDOs principally due to the recognition of contingent fees upon the early termination of a particular CDO and (5) a $3.9 million increase in management fees principally reflecting higher assets under management of previously existing CDOs and Funds other than the REIT. Assets under management for the REIT were $764.7 million as of September 30, 2006, upon which we receive a 1.75% per annum management fee and a quarterly incentive fee if a specified rate of return is met. Incentive fees are based upon the performance of the Funds and CDOs and, in accordance with our revenue recognition policy, are recognized when the amounts become fixed and determinable upon the close of a performance period for the Funds and the achievement of performance targets for the CDOs.

We expect that our asset management and related fees will increase during 2007 as compared with 2006 due to anticipated growth in assets under management from our existing Funds and the addition of new CDOs and Funds planned for 2007.

Cost of Sales, Excluding Depreciation and Amortization

Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $360.6 million to $778.6 million for 2006 from $418.0 million for 2005, resulting in a gross margin of 27% for each year. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales is primarily attributable to the full year effect in 2006 of the restaurants acquired in the RTM Acquisition and the effect of the 22 net restaurants added in 2006. Our overall gross margin was positively affected by (1) the inclusion of restaurants acquired in the RTM Acquisition with their higher gross margins for the full year 2006 compared with only the portion of 2005 following the July 25, 2005 acquisition date, (2) our continuing implementation of the more effective operational procedures of the RTM restaurants at the restaurants we owned prior to the RTM Acquisition, (3) increased beverage rebates resulting from the agreement for Pepsi beverage products effective January 1, 2006 and (4) decreases in our cost of beef. These positive effects were substantially offset by the effect of increased price discounting principally in the second half of 2006 associated with our value oriented menu offerings. The gross margin for the restaurants acquired in the RTM Acquisition was significantly higher than that of the restaurants we owned prior to the RTM Acquisition principally due to RTM’s more effective operational procedures as well as higher average unit sales volumes which result in more favorable cost leverage.

We anticipate that our gross margin in 2007 will be relatively consistent with 2006 as a result of the positive effects of (1) our continuing implementation of the more efficient operational procedures of RTM throughout our other Company-owned restaurants, (2) cost savings from certain new commodity supply contracts negotiated by our purchasing cooperative and (3) the full year effect on our net sales of the selective price increases that were implemented in November 2006, all of which will be substantially offset by the effects of (1) our continued use of value oriented menu offerings, (2) anticipated cost increases as new distribution contracts are entered into in early 2007 reflecting the effects of higher fuel costs and (3) our efforts to eliminate non-naturally occurring trans fats from our products.

Cost of Services, Excluding Depreciation and Amortization

Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $10.5 million, or 42%, to $35.3 million for 2006 from $24.8 million for 2005 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management and increased incentive compensation levels.

We expect that our cost of services will increase in 2007 as compared with 2006 in proportion with the anticipated growth in asset management and related fees discussed above. The increased cost of services will reflect additional headcount planned for 2007 in addition to the full year impact of the personnel hired during 2006 as well as related incentive compensation.

Our royalties and franchise and related fees have no associated cost of services.

Advertising and Promotions

Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising as well as point of purchase materials and local restaurant marketing. These expenses increased $35.1 million principally due to the full year effect on advertising and promotions in 2006 of the restaurants acquired in the RTM Acquisition. However, advertising and promotions expenses as a percentage of net sales decreased slightly from 7.6% in 2005 to 7.3% in 2006.

General and Administrative, Excluding Depreciation and Amortization

Our general and administrative expenses, excluding depreciation and amortization increased $30.6 million, reflecting a $54.9 million increase in general and administrative expenses of our restaurant segment principally relating to the full year effect of the RTM Acquisition on 2006. Such increase in our restaurant segment reflects (1) a $26.8 million increase in salaries and incentive compensation as a result of increased headcount due to the RTM Acquisition and the strengthening of the infrastructure of our restaurant segment, (2) a $10.3 million increase in fringe benefits, recruiting, travel, training and other employee-related costs resulting from the increased headcount, (3) a $7.6 million increase in costs related to outside consultants that we utilized to assist with the integration of RTM, including compliance with the Sarbanes-Oxley Act of 2002 and the integration of computer systems, (4) a $5.6 million increase in severance and related charges of which $4.0 million was in connection with the replacement of three senior restaurant executives during our 2006 second quarter and (5) a $4.7 million increase in employee share-based compensation resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” which we refer to as SFAS 123(R), which we adopted effective January 2, 2006 (see discussion in following paragraphs). Aside from the increase attributable to our restaurant segment, general and administrative expenses decreased $24.3 million primarily due to (1) an $18.4 million decrease in share-based compensation (see the discussion in the following paragraphs), (2) a $3.6 million increase in the reimbursement of our expenses by a management company, which we refer to as the Management Company, formed by our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, and our Vice Chairman, all of whom we refer to as the Principals, for the allocable cost of services provided by us to the management company and (3) a $0.5 million decrease in deferred compensation expense, from $2.2 million in 2005 to $1.7 million in 2006. The deferred compensation expense represents the net increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of the Executives, as explained in more detail below under “Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests.” The decrease from 2005 includes the effect of a $2.1 million impairment charge related to a significant decline in value of one of the investments in the Deferred Compensation Trusts recognized in 2006 with a corresponding equal reduction of “Investment income, net.”

As indicated above, effective January 2, 2006, we adopted SFAS 123(R) which revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” which we refer to as SFAS 123. As a result, we now measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, the method we previously used. We are using the modified prospective application method under SFAS 123(R) and have elected not to use retrospective application. Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in our results of operations commencing January 2, 2006, and prior periods are not restated. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R). Had we used the fair value alternative under SFAS 123 during 2005, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $15.6 million higher, or $10.0 million after taxes and minority interests, determined from the pro forma disclosure in Note 1 to our accompanying consolidated financial statements. As of December 31, 2006, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation grants which is expected to be amortized over a weighted-average period of 1.2 years. The adoption of SFAS 123(R) may also materially affect our share-based compensation expense in future periods as a result of any share-based compensation grants subsequent to December 31, 2006.

The Company’s total share-based compensation included in general and administrative expenses decreased $13.7 million, reflecting a $4.7 million increase in our restaurant segment more than offset by an $18.4 million decrease excluding our restaurant segment as disclosed above. The $13.7 million net decrease principally reflects a $16.4 million provision in 2005 for the intrinsic value of stock options exercised by the Executives that were replaced by us on the date of exercise, as compared with a $1.8 million provision in 2006 for the fair value of stock options granted by us to replace stock options exercised by two senior executive officers other than the Executives, in each case for our own tax planning reasons. We also recognized $4.2 million of lower share-based compensation on equity instruments of certain subsidiaries and our contingently issuable performance-based restricted shares of our class A and class B common stock granted in 2005 due to the declining amounts of compensation expense, which is recognized ratably over their vesting periods, principally as a result of vesting during 2006. These decreases were partially offset by the additional compensation expense of $6.9 million for the fair value of stock options recognized in 2006 under SFAS 123(R).

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

Our depreciation and amortization, excluding amortization of deferred financing costs increased $29.6 million, principally reflecting the full year effect in 2006 of the RTM Acquisition and, to a much lesser extent, a $3.6 million increase in asset impairment charges principally related to underperforming restaurants and early termination of certain asset management contracts for CDOs.

Facilities Relocation and Corporate Restructuring

The charges of $3.3 million in 2006 included $3.2 million of general corporate expense principally representing a fee related to our decision in 2006 to terminate the lease of an office facility in Rye Brook, New York rather than continue our efforts to sublease the facility. The charges of $13.5 million in 2005 principally related to combining our then existing restaurant operations with those of RTM following the RTM Acquisition, as discussed in more detail in the comparison of 2005 with 2004.

Loss on Settlements of Unfavorable Franchise Rights

The loss of $0.9 million in 2006 related to certain of the 13 franchised restaurants we acquired during the year and the loss of $17.2 million in 2005 consisted principally of $17.0 million in connection with the RTM Acquisition. Under accounting principles generally accepted in the United States of America, which we refer to as GAAP, we are required to record as an expense and exclude from the purchase price of acquired restaurants the value of any franchise agreements that is attributable to royalty rates below the current 4% royalty rate that we receive on new franchise agreements. The amounts of the settlement losses represent the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Interest Expense

Interest expense increased $45.3 million reflecting (1) a $33.6 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the significant increase in the use of leverage in the Opportunities Fund prior to our effectively redeeming our investment as of September 29, 2006, which we refer to as the Redemption (see the paragraph below), (2) an $11.2 million net increase in interest expense reflecting the higher average debt of our restaurant segment following the July 25, 2005 term loan borrowing, which we refer to as the Term Loan, to provide financing for the RTM Acquisition and to refinance then existing higher interest rate debt of our restaurant segment, which we refer to as the Refinancing, and (3) $8.8 million of interest expense principally relating to the full year effect in 2006 of an increase in sale-leaseback and capitalized lease obligations due to the obligations assumed in the RTM Acquisition and obligations entered into subsequently both for new restaurants opened and the renewal of expiring leases. These increases were partially offset by an $8.4 million decrease in interest expense related to our 5% convertible notes due 2023, which we refer to as the Convertible Notes, due to the conversion or effective conversion of an aggregate $172.9 million principal amount of the Convertible Notes into shares of our class A and class B common stock mostly in February 2006, which we refer to as the

Convertible Notes Conversions, as discussed in more detail below under “Liquidity and Capital Resources—Convertible Notes.”

As a result of the Redemption we no longer consolidate the Opportunities Fund subsequent to September 29, 2006. Thus, interest expense and related net investment income, are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006, substantially reducing interest expense thereafter. Interest expense and net investment income associated with the Opportunities Fund were $54.2 million and $61.6 million, respectively, for 2006.

On June 30, 2006 and September 29, 2006, we made Term Loan principal prepayments from excess cash of $45.0 million and $6.0 million, respectively, which we refer to as the Term Loan Prepayments, which effective as of the respective repayment dates have reduced our interest expense for the Term Loan thereafter.

Insurance Expense Related to Long-Term Debt

Insurance expense related to long-term debt of $2.3 million in 2005 did not recur in 2006 due to the repayment of the related debt as part of the Refinancing.

Loss on Early Extinguishments of Debt

The loss on early extinguishments of debt of $35.8 million in 2005 resulted from the Refinancing and consisted of $27.4 million of prepayment penalties, $4.8 million of write-offs of previously unamortized deferred financing costs and original issue discount, $3.5 million of accelerated insurance payments related to the extinguished debt and $0.1 million of fees. The loss on early extinguishments of debt of $14.1 million in 2006 consisted of (1) $13.1 million which resulted from the Convertible Notes Conversions and consisted of $9.0 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock, the write-off of $4.0 million of related previously unamortized deferred financing costs and $0.1 million of fees related to the conversions and (2) a $1.0 million write-off of previously unamortized deferred financing costs in connection with the Term Loan Prepayments.

Investment Income, Net

The following table summarizes and compares the major components of investment income, net:

	2005	2006	Change
	(In Millions)
Interest income	$42.7	$72.5	$29.8
Other than temporary unrealized losses	(1.5)	(4.1)	(2.6)
Recognized net gains	12.7	10.6	(2.1)
Distributions, including dividends	1.9	1.5	(0.4)
Other	(0.5)	(0.3)	0.2

	$55.3	$80.2	$24.9

Interest income increased $29.8 million principally due to higher average outstanding balances of our interest-bearing investments reflecting the use of significant leverage in the Opportunities Fund prior to the Redemption (see the paragraph below). Average rates on our investments increased from 4.0% in 2005 to 4.5% in 2006. In addition, the increase in the average rates was principally due to our investing through the use of leverage in the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. Despite the higher outstanding balances of our interest-bearing investments, these balances, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM Acquisition in July 2005. Our other than temporary unrealized losses increased $2.6 million, reflecting the recognition of a $2.1 million impairment charge related to the significant decline in the market value of one of the investments in the Deferred Compensation Trusts in 2006. The $2.1 million impairment charge related to the Deferred Compensation Trusts had a corresponding equal reduction of “General and administrative, excluding depreciation and amortization.” Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods. Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and our securities sold short with an obligation to purchase, which were principally recognized by the Opportunities Fund and the DM Fund. The $2.1 million decrease in our recognized net gains is principally due to lesser gains realized on the sales of two investment limited partnerships in 2006 compared with the gains realized on the sales of two investment limited partnerships in 2005, partially offset by a gain realized on the sale of another cost method investment in 2006 which did not occur in 2005. All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable.

As a result of the Redemption, our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006. Investment income, net and interest expense associated with the Opportunities Fund were $61.6 million and $54.2 million, respectively, for 2006.

As of December 31, 2006, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $24.2 million and $(2.1) million, respectively, included in “Accumulated other comprehensive income.” We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Businesses

The gain on sale of unconsolidated businesses decreased $9.1 million to $4.0 million for 2006 from $13.1 million for 2005. This decrease principally reflects (1) a $9.5 million decrease in gains on sales of portions of our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore and (2) a $1.3 million decrease in non-cash gains from (a) our equity in the net proceeds to both the REIT in 2005 and Encore in 2005 and 2006 from their sales of stock, including shares issued for an Encore business acquisition in 2005 and exercises of stock options, over the portion of our respective carrying values allocable to our decrease in ownership percentages and (b) the final amortization in 2005 of deferred gain on a restricted Encore stock award to a former officer of ours. In accordance with our accounting policy, we recognize a non-cash gain or loss upon sale by an equity investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee to the extent realization of the gain is reasonably assured. These decreases were partially offset by a $1.7 million gain on sale of a portion of our cost basis investment in Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded, which we refer to as Jurlique.

Other Income, Net

Other income, net increased $0.8 million, principally due to (1) $2.0 million of the full year effect in 2006 of rental income on restaurants leased primarily to franchisees, (2) $1.5 million of costs recognized in 2005 related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition and (3) $1.4 million of costs incurred in 2005 related to a business acquisition proposal we submitted but was not accepted. The positive effect of these factors on other income in 2006 were partially offset by (1) $2.1 million of costs recognized in 2006 related to a strategic business alternative that was not pursued, (2) a $0.9 million decrease from the foreign currency transaction and derivatives related to Jurlique from gains of $0.5 million in 2005 to losses of $0.4 million in 2006, (3) a $0.7 million gain recognized in 2005 on lease termination of an underperforming Company-owned restaurant and (4) a $0.3 million recovery in 2005 upon collection of a fully-reserved non-trade note receivable held by a subsidiary which predated our acquisition of that subsidiary.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

Our income (loss) from continuing operations before income taxes and minority interests improved $71.4 million to income of $4.7 million in 2006 from a loss of $66.7 million in 2005. This improvement is attributed principally to the decrease in certain significant charges in 2006 as compared with 2005, including (1) a $21.7 million decrease in the loss on early extinguishments of debt, reflecting higher charges associated with the Refinancing in 2005 as compared with the charges associated with our Convertible Notes Conversions and Term Loan Prepayments in 2006, (2) a $16.3 million decrease in the loss on settlements of unfavorable franchise rights principally reflecting a $17.0 million loss in 2005 in connection with the RTM Acquisition, (3) a $14.3 million decrease in total share-based compensation, of which $13.7 million was reflected in general and administrative expenses, including $16.4 million of compensation expense in 2005 for the intrinsic value of stock options exercised by the Executives and replaced by us and (4) a $10.2 million decrease in facilities relocation and corporate restructuring charges principally in connection with combining our existing restaurant operations with those of RTM following the RTM Acquisition. The effects of the other variances are discussed in the captions above.

As discussed above, we recognized deferred compensation expense of $2.2 million in 2005 and $1.7 million in 2006, within general and administrative expenses, for net increases in the fair value of investments in the Deferred Compensation Trusts. Under GAAP, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any losses deemed to be other than temporary, but are unable to recognize any investment income for unrealized increases in the fair value of those investments in the Deferred Compensation Trusts that are accounted for under the cost method of accounting. Accordingly, we recognized net investment income from investments in the Deferred Compensation Trusts of $1.8 million in 2005 and net investment losses of $1.0 million in 2006. The net investment income in 2005 consisted of realized gains from the sale of certain cost method investments in the Deferred Compensation Trusts of $2.0 million, which included increases in value prior to 2005 of $1.6 million, interest income of $0.1 million, less management fees of $0.3 million. The net investment loss during 2006 consists of an impairment charge of $2.1 million related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which we deemed to be other than temporary and management fess of less than $0.1 million, less realized gains from the sale of certain cost method investments of $0.6 million, which included increases in value prior to 2006 of $0.4 million, equity in earnings of an equity method investment purchased and sold during 2006 of $0.4 million and interest income of $0.2 million. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, other than with respect to losses deemed to be other than temporary, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

(Provision For) Benefit From Income Taxes

The benefit from income taxes represented an effective rate of 25% in 2005 and the provision for income taxes represented an effective rate of 93% in 2006 on the respective income (loss) from continuing operations before income taxes and minority interests. The effective benefit rate in 2005 was lower than, and the effective provision rate in 2006 is higher than, the United States Federal statutory rate of 35% principally due to (1) the effect of non-deductible compensation and other non-deductible expenses, (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated subsidiaries which file state tax returns on an individual company basis and (3) in 2005 the non-deductible loss on settlements of unfavorable franchise rights discussed above. These effects were partially offset by the effect of minority interests in income of consolidated subsidiaries which were not taxable to us but which are not deducted from the pretax income (loss) used to calculate the effective tax rates. The effects of each of these items on the effective tax and benefit rates were significantly different in 2005 and 2006 due to the relative levels of income (loss) from continuing operations before income taxes and minority interests in each of those years.

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries increased $2.8 million, principally reflecting (1) an increase of $2.6 million due to increased income of Deerfield exclusive of costs discussed below in which we did not participate and (2) an increase of $1.3 million due to the increased participation of investors other than us in increased income of the Opportunities Fund prior to the Redemption on September 29, 2006. These increases were partially offset by $1.2 million of costs related to a strategic business alternative that was not pursued that were incurred on behalf of and allocated entirely to the minority shareholders of Deerfield and, accordingly, are reflected as a reduction of minority interests in income of consolidated subsidiaries in 2006.

Income (Loss) From Discontinued Operations

The income (loss) from discontinued operations declined $3.4 million from income of $3.3 million for 2005 to a loss of $0.1 million for 2006. The loss in 2006 consists of a $1.3 million loss from operations related to our closing two underperforming restaurants, substantially offset by gains on disposal consisting of (1) the release of $0.7 million of reserves for state income taxes no longer required upon the expiration of a state income tax statute of limitations and (2) the release of $0.5 million of certain other accruals as a result of revised estimates to liquidate the remaining liabilities. During 2005 we recorded an additional gain on disposal of $3.3 million resulting from (1) the release of $2.8 million of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examinations of certain of our state income tax returns and (2) a $0.5 million gain from a sale of a former refrigeration property that had been held for sale and a reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the purchaser.

Net Loss

Our net loss decreased $44.3 million to $11.3 million in 2006 from $55.6 million in 2005. This improvement is attributed principally to decreases in the after tax and applicable minority interest effects of certain significant charges in 2006 as compared with 2005, including (1) $16.6 million from the loss on settlements of unfavorable franchise rights, (2) $12.9 million from the loss on early extinguishments of debt, (3) $10.2 million from share-based compensation and (4) $6.2 million from the facilities relocation and corporate restructuring charges, as well as the after tax and minority interest effects of other variances, as discussed in the captions above, all partially offset by the $3.4 million decrease in income from discontinued operations.

2005 Compared with 2004

Net Sales

Our net sales, which were generated entirely from the Company-owned restaurants, increased $365.2 million to $570.8 million for 2005 from $205.6 million for 2004, reflecting $357.5 million of net sales attributable to the restaurants acquired in the RTM Acquisition and 31 net restaurants added during 2005 after the RTM Acquisition. Aside from the effect of (1) the RTM Acquisition and the 31 net restaurants added thereafter during 2005 and (2) a $3.6 million effect of the inclusion of a 53rd week in 2004, net sales increased $11.3 million principally due to an approximate 5% growth in same-store sales of the 233 restaurants we already owned prior to the RTM Acquisition. The increase in same-store sales reflected (1) introductions of new Market Fresh® sandwiches and wraps and other menu items in 2005, (2) improved marketing including (a) an increase in print media advertising, primarily couponing, (b) the implementation of then new menu boards focused on combination meals and (c) more focused value menu programs and (3) operational initiatives targeting continued improvement in customer service levels and convenience. The positive effects of these factors were partially offset by (1) less favorable performance in Company-owned restaurants in the economically- weaker Michigan region, an area where approximately one-third of the restaurants we already owned prior to the RTM Acquisition are located and (2) the effect of higher fuel prices on consumers’ discretionary income which we believe had a negative impact on our sales during the second half of 2005. The restaurants we acquired in the RTM Acquisition had lower same-store sales performance for the 2005 period subsequent to the RTM Acquisition principally reflecting new product performance in the 2005 third quarter that was less successful than that of 2004, which had particularly strong same-store sales performance with respect to those restaurants.

Royalties and Franchise and Related Fees

Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, decreased $9.7 million to $91.2 million for 2005 from $100.9 million for 2004, reflecting a $13.0 million decrease in royalties and franchise and related fees from RTM from $29.3 million in 2004 to $16.3 million in 2005. This decrease was principally due to the elimination in consolidation of royalties and franchise and related fees from RTM for the portion of 2005 subsequent to the RTM Acquisition. Excluding the royalties and franchise and related fees from RTM and an estimated $1.3 million effect of the inclusion of the 53rd week in 2004 which did not recur in 2005, royalties and franchise and related fees increased $4.6 million, reflecting (1) a $2.3 million net increase in royalties from the 76 franchised restaurants opened in 2005, with generally higher than average sales volumes, replacing the royalties from the 46 generally underperforming restaurants closed in 2005, (2) a $1.4 million improvement in royalties due to a 2% increase in same-store sales of the franchised restaurants, excluding the stores acquired in the RTM Acquisition, in 2005 as compared with 2004 and (3) a $0.9 million improvement in royalties as a result of slightly higher average royalty rates. The increase in same-store sales of the franchised restaurants reflects (1) the impact of new Market Fresh sandwiches and wraps and other menu items introduced in 2005, (2) improved marketing reflecting (a) the implementation of new menu boards, primarily by our larger franchisees, focused on combination meals, and (b) more targeted and value oriented local marketing programs and (3) operational initiatives targeting continued improvement in customer service levels and convenience. Partially offsetting these positive factors was the effect of higher fuel prices on consumers’ discretionary income which we believe had a negative impact on our franchisees’ sales in the second half of 2005. Franchise and related fees, excluding those from RTM, were relatively unchanged between the years.

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

Cost of Sales, Excluding Depreciation and Amortization

Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants. Cost of sales increased $255.4 million to $418.0 million for 2005, resulting in a gross margin of 27%, from $162.6 million for 2004, resulting in a gross margin of 21%. Of this increase, $254.8 million is attributable to the restaurants acquired in the RTM Acquisition and the 31 net restaurants added during 2005 after the RTM Acquisition, which had a gross margin of 29%. Aside from the effect of (1) the RTM Acquisition and the 31 net restaurants added thereafter and (2) a $2.4 million effect of the inclusion of the 53rd week in 2004 which did not recur in 2005, cost of sales increased $3.0 million, or 2%, resulting in a gross margin of 24% in 2005 compared with 21% in 2004. The increase in cost of sales of the restaurants we already owned prior to the RTM Acquisition was due to their increased net sales discussed above. The improvement of 3% in gross margin of those restaurants is primarily attributable to (1) improved product mix reflecting higher sales of combination meals, which result in more sales of higher margin components and are emphasized in our then new menu board marketing, (2) improved oversight and training of store management, (3) improved operational reporting made available by the back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated reduced food waste and increased labor efficiencies and (4) the impact of price increases implemented primarily in the second half of 2004 for some of our menu items. Partially offsetting these improvements were higher costs related to incentive compensation as a result of improved performance of those restaurants. The gross margin for the restaurants acquired in the RTM Acquisition was significantly higher than that of the restaurants we already owned prior to the RTM Acquisition due to RTM’s relatively more effective operational efficiencies resulting from management and procedural advantages as well as higher average unit sales volumes of the RTM restaurants which result in more favorable cost leverage.

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

Advertising and Promotions

Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising as well as point of purchase materials and local restaurant marketing. These expenses increased $26.9 million, reflecting $25.7 million of advertising and promotions attributable to the restaurants acquired in the RTM Acquisition. Aside from the effect of the RTM Acquisition, advertising and promotions expenses increased $1.2 million principally due to increased spending of the restaurants we already owned prior to the RTM Acquisition for print media campaigns, primarily couponing.

General and Administrative, Excluding Depreciation and Amortization

Our general and administrative expenses, excluding depreciation and amortization increased $87.0 million partially reflecting general and administrative expenses of $31.1 million of RTM and $11.8 million attributable to the full year effect in 2005 of the Deerfield Acquisition. Aside from the effects of the RTM Acquisition and the Deerfield Acquisition, general and administrative expenses increased $44.1 million principally due to (1) a $28.3 million increase in share-based compensation (see the discussion in the following paragraph), (2) a $12.1 million increase in other employee compensation reflecting higher incentive compensation costs, increased headcount and higher employer payroll taxes principally on the share-based compensation, (3) a $2.3 million increase in rent expense due principally to rent expense for duplicative office space in 2005 and (4) other increases of $5.0 million. Partially offsetting these increases were (1) a $2.4 million aggregate decrease in employee severance, relocation and recruiting costs, excluding those costs reported in “Facilities relocation and corporate restructuring” in 2005, (2) a $0.8 million decrease in insurance expense due principally to a non-recurring $1.5 million expense in 2004 for an environmental liability insurance policy and (3) a $0.4 million decrease in deferred compensation expense, from $2.6 million in 2004 to $2.2 million in 2005. Deferred compensation expense represents the net increase in the fair value of investments in two deferred compensation trusts for the benefit of the Executives, as explained in more detail below under “Loss From Continuing Operations Before Income Taxes and Minority Interests.”

The $28.3 million increase in share-based compensation reflects (a) a $16.4 million provision for the intrinsic value of stock options exercised in December 2005 by the Executives that were replaced by us on the date of exercise for our own tax planning reasons, (b) recognition of $6.1 million related to the grant in March 2005 of shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, and (c) amortization of $5.8 million related to the grant in November 2005 of equity interests in two of our subsidiaries that hold our interests in Deerfield and Jurlique granted to certain members of our management.

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

Our depreciation and amortization, excluding amortization of deferred financing costs increased $16.5 million, principally reflecting $13.4 million of depreciation and amortization of RTM and $2.8 million attributable to the effect of the Deerfield Acquisition occurring on July 22, 2004.

Facilities Relocation and Corporate Restructuring

The charges of $13.5 million in 2005 consisted of $12.0 million related to our restaurant segment and $1.5 million of general corporate charges. The $12.0 million of charges in our restaurant segment principally related to combining our existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. RTM and AFA Service Corporation, an independently controlled advertising cooperative, concurrently relocated from their former facilities in Atlanta to the new offices in Atlanta. The charges consisted of severance and employee retention incentives, employee relocation costs, lease termination costs and office relocation expenses. The general corporate charges of $1.5 million related to our decision in December 2005 not to move our corporate offices from New York City to a newly leased office facility in Rye Brook, New York. This charge represented our estimate as of the end of 2005 of all future costs, net of estimated sublease rental income, related to the Rye Brook lease subsequent to the decision not to move the corporate offices.

Loss on Settlements of Unfavorable Franchise Rights

Our loss on settlements of unfavorable franchise rights of $17.2 million in 2005 principally consisted of $17.0 million in connection with the RTM Acquisition. This loss was recognized in accordance with GAAP as discussed in more detail in the comparison of 2006 with 2005.

Interest Expense

Interest expense increased $34.6 million reflecting (1) a $19.7 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of significant leverage in the Opportunities Fund, which did not commence until October 2004, (2) a $7.1 million net increase in interest expense in connection with the RTM Acquisition, (3) the release in 2004 of $4.3 million of interest accruals no longer required upon the finalization by the Internal Revenue Service of its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, which we refer to as the IRS Examination, and (4) $3.6 million of interest expense relating to sale-leaseback and capitalized lease obligations of RTM which we acquired but which were not refinanced and, to a much lesser extent, additional obligations for new restaurants opened subsequent to the RTM Acquisition. The net increase in interest expense in connection with the RTM Acquisition reflects a $351.6 million net increase in our level of new debt following the Refinancing compared with our previous debt that was refinanced due to (1) the refinancing of $212.0 million of acquired debt of RTM and (2) $139.6 million of new debt proceeds used to fund a portion of the purchase price in the RTM Acquisition and to pay related fees and expenses, including $31.0 million related to the early extinguishment of debt discussed below under “Loss on Early Extinguishments of Debt.” This effect on interest expense of the $351.6 million increased level of debt is partially offset by the effect of the lower interest rate on the new debt.

Insurance Expense Related to Long-Term Debt

Insurance expense related to long-term debt decreased $1.6 million principally due to the repayment of the related debt as part of the Refinancing. All insurance costs relating to periods subsequent to the debt repayment were paid in connection with the Refinancing and reported in “Loss on early extinguishments of debt.”

Loss on Early Extinguishments of Debt

The loss on early extinguishments of debt of $35.8 million in 2005 resulted from the Refinancing and consisted of $27.4 million of prepayment penalties, $4.8 million of write-offs of previously unamortized deferred financing costs and original issue discount, $3.5 million of accelerated insurance payments related to the extinguished debt and $0.1 million of fees.

Investment Income, Net

The following table summarizes and compares the major components of investment income, net:

	2004	2005	Change
	(In Millions)
Interest income	$16.3	$42.7	$26.4
Other than temporary unrealized losses	(6.9)	(1.5)	5.4
Recognized net gains	10.6	12.7	2.1
Distributions, including dividends	2.5	1.9	(0.6)
Other	(0.8)	(0.5)	0.3

	$21.7	$55.3	$33.6

Interest income increased $26.4 million principally due to higher average outstanding balances of our interest-bearing investments due to the use of leverage in the Opportunities Fund. In addition, average rates on our investments increased from 2.5% in 2004 to 4.0% in 2005. The increase in the average rates was principally due to our investing through the use of leverage in the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments, and the general increase in the money market and short-term interest rate environment. Despite the higher outstanding balances of our interest-bearing investments, these balances, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash for the Deerfield Acquisition in July 2004 and the RTM Acquisition in July 2005. Our other than temporary unrealized losses, as discussed in more detail in the comparison of 2006 with 2005, decreased $5.4 million reflecting the recognition of $6.9 million of impairment charges in 2004 based on significant declines in market values of some of our higher yielding, but more risk-inherent, debt investments, as well as declines in three of our available-for-sale investments in publicly-traded companies, compared with $1.5 million of other than temporary unrealized losses in 2005 related to various securities, including a large publicly-traded company which represented $0.7 million of these losses. Our recognized net gains, as discussed in more detail in the comparison of 2006 with 2005, increased $2.1 million principally due to an increase in realized gains on sales of available-for-sale securities and an unrealized gain on put and call option combinations on an equity security in 2005, both partially offset by lower gains realized on the sales of several investment limited partnerships and other cost-method investments in 2005 compared with 2004. During 2004 and 2005, our recognized net gains included $2.4 million and $2.0 million, respectively, of realized gains from the sale of certain cost- method investments in the Deferred Compensation Trusts, as explained in more detail below under “Loss from Continuing Operations Before Income Taxes and Minority Interests.”

Gain on Sale of Unconsolidated Businesses

The gain on sale of unconsolidated businesses increased $12.9 million to $13.1 million for 2005 from $0.2 million for 2004. The gain in 2005 consists of (1) $11.7 million of gains on sales of a portion of our investment in Encore and (2) $1.4 million of non-cash gains from (a) our equity in the net proceeds to both the REIT and Encore from their sales of stock, including exercises of stock options and shares issued for an Encore business acquisition, over the portion of our respective carrying values allocable to our decrease in ownership percentages and (b) the final amortization in 2005 of deferred gain on a restricted Encore stock award to a former officer of ours.

Other Income, Net

Other income, net increased $3.5 million, principally due to (1) a $2.0 million improvement in foreign currency transaction and derivatives related to Jurlique from losses of $1.5 million in 2004 to gains of $0.5 million in 2005, (2) $1.2 million of rental income of RTM in 2005 subsequent to the RTM Acquisition on restaurants leased primarily to franchisees, (3) a $0.8 million increase in equity in net earnings of investees entirely due to equity in earnings of the REIT, in which we made an investment in December 2004, (4) a $0.7 million gain on lease termination in 2005 of an underperforming Company-owned restaurant and (5) a $0.3 million recovery in 2005 upon collection of a fully-reserved non-trade note receivable held by a subsidiary which predated our acquisition of that subsidiary. These increases were partially offset by $1.5 million of costs recognized in 2005 related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition and a $0.6 million decrease in costs related to proposed business acquisitions not consummated to $1.4 million in 2005 from $2.0 million in 2004.

Loss From Continuing Operations Before Income Taxes and Minority Interests

Our loss from continuing operations before income taxes and minority interests increased $53.6 million to $66.7 million in 2005 from $13.1 million in 2004 attributed to (1) the increase in share-based compensation of $28.3 million, including $16.4 million of compensation expense in 2005 for the intrinsic value of the stock options exercised by the Executives and replaced by us, (2) the loss on settlements of unfavorable franchise rights of $17.2 million, (3) the facilities relocation and corporate restructuring charges of $13.5 million and (4) the loss on early extinguishments of debt of $35.8 million, the latter three items principally in connection with the RTM Acquisition, as well as the effect of the other variances discussed in the captions above.

As discussed above, we recognized deferred compensation expense of $2.6 million in 2004 and $2.2 million in 2005, within general and administrative expenses, for net increases in the fair value of investments in the Deferred Compensation Trusts. Under GAAP, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any losses deemed to be other than temporary, but are unable to recognize any investment income for unrealized increases in the fair value of those investments in the Deferred Compensation Trusts that are accounted for under the cost method of accounting. Accordingly, we recognized net investment income from investments in the Deferred Compensation Trusts of $2.1 million and $1.8 million in 2004 and 2005, respectively, consisting of realized gains from the sale of certain cost method investments in the Deferred Compensation Trusts of $2.4 million and $2.0 million, respectively, which included increases in value prior to 2004 and 2005 of $1.8 million and $1.6 million, respectively, interest and dividend income of less than $0.1 million in 2004 and $0.1 million in 2005, less investment management fees of $0.3 million in each year.

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

Income From Discontinued Operations

The income from discontinued operations declined $9.1 million to $3.3 million for 2005 from $12.4 million for 2004. During 2004 we recorded an additional gain on disposal of $12.4 million relating to our former beverage businesses resulting from the release of income tax reserves which were no longer required upon finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain of our state income tax returns. During 2005 we recorded an additional gain on disposal of $3.3 million resulting from (1) the release of $2.8 million of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examinations of certain of our state income tax returns and (2) a $0.5 million gain from a sale of a former refrigeration property that had been held for sale and reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the purchaser.

Net Income (Loss)

Our net income (loss) declined $69.5 million to a net loss of $55.6 million in 2005 from net income of $13.9 million in 2004 attributed to the after tax and applicable minority interest effects of (1) $20.2 million from the increase in share-based compensation, including $10.5 million for the intrinsic value of the stock options exercised by the Executives and replaced by us, (2) $17.2 million from the loss on settlements of unfavorable franchise rights, (3) $8.3 million from the facilities relocation and corporate restructuring charges, (4) $21.9 million from the loss on early extinguishments of debt, the latter three items principally in connection with the RTM Acquisition, (5) $14.6 million from the release of income tax reserves relating to continuing operations in 2004, which did not recur in 2005, and (6) $9.1 million from the decline in income from discontinued operations principally from the release of less income tax reserves relating to discontinued operations in 2005 compared with 2004, as well as the after tax and minority interest effects of the other variances discussed in the caption above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $602.1 million during 2006 principally reflecting operating investment adjustments of $574.4 million.

The net operating investment adjustments principally reflect $579.3 million of net proceeds from sales of trading securities and settlements of trading derivatives which were used for the net payments to cover securities sold short and to make net payments under repurchase agreements. Under GAAP, the net sales of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities in the accompanying consolidated statements of cash flows. However, net amounts to cover securities sold short and net payments under repurchase agreements are reported in continuing investing activities in the accompanying consolidated statements of cash flows. The cash used by changes in current assets and liabilities associated with operating activities of $7.2 million principally reflects an $8.4 million decrease in accounts payable and accrued expenses and other current liabilities principally due to accelerated payments to vendors in 2006 and unusually high balances at year-end 2005 due to strategic purchases of fountain beverage products in late 2005. Other adjustments to reconcile the $11.3 million net loss to the cash provided by continuing operating activities were principally comprised of non-cash adjustments for depreciation and amortization of $68.3 million, a share-based compensation provision of $15.9 million and minority interests in income of consolidated subsidiaries of $11.5 million, all partially offset by payments of $56.6 million of withholding taxes relating to stock compensation for which the Company withheld as payment, at the option of the respective employees, shares of its common stock that would otherwise have been issuable upon the exercises of stock options and vesting of restricted stock.

Excluding the effect of the net sales of trading securities and net settlements of trading derivatives, which represent the liquidation of discretionary investments of excess cash, our continuing operating activities provided cash of $22.8 million in 2006. We expect positive cash flows from continuing operating activities again during 2007, excluding the effect, if any, of (1) net sales or purchases of trading securities and (2) possible severance and contractual settlement payments in connection with a potential corporate restructuring as discussed below under “Potential Corporate Restructuring.”

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was $161.2 million at December 31, 2006, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.7:1. Working capital at December 31, 2006 decreased $135.2 million from $296.4 million at January 1, 2006, primarily resulting from (1) dividend payments of $70.0 million and (2) the Term Loan Prepayments of $51.0 million.

Our total capitalization at December 31, 2006 was $1,199.2 million, consisting of stockholders’ equity of $474.6 million, long-term debt of $720.0 million, including current portion, and notes payable of $4.6 million. Our total capitalization at December 31, 2006 decreased $118.0 million from $1,317.2 million at January 1, 2006 principally reflecting (1) dividends paid of $70.0 million, (2) common stock of $56.6 million withheld as payment for withholding taxes related to stock options exercised and restricted stock vested,

(3) $19.2 million from the net decrease of long-term debt and notes payable less the effect of the shares issued in the Convertible Notes Conversions and (4) our net loss of $11.3 million, all partially offset by (1) a $15.9 million increase in “Additional paid-in capital” resulting from the recognition of share-based compensation, (2) other comprehensive income of $9.4 million principally reflecting net unrealized gains on available-for-sale securities and (3) proceeds from stock option exercises of $8.6 million.

Credit Agreement

In connection with the RTM Acquisition, we entered into a credit agreement, which we refer to as the Credit Agreement, for our restaurant segment. The Credit Agreement includes the Term Loan with a remaining principal balance of $559.7 million as of December 31, 2006 and a senior secured revolving credit facility of $100.0 million, under which there were no borrowings as of December 31, 2006. However, the availability under the facility as of December 31, 2006 was $93.5 million, which is net of a reduction of $6.5 million for outstanding letters of credit. The Term Loan is due $6.2 million in each year through 2010, $294.5 million in 2011 and $240.4 million in 2012. However, the Term Loan requires prepayments of principal amounts resulting from certain events and, beginning in 2007, from excess cash flow of the restaurant segment as determined under the Credit Agreement.

Sale-Leaseback Obligations

We have outstanding $86.7 million of sale-leaseback obligations as of December 31, 2006, which relate to our restaurant segment and are due through 2027, of which $1.9 million is due in 2007.

Capitalized Lease Obligations

We have outstanding $60.9 million of capitalized lease obligations as of December 31, 2006, which relate to our restaurant segment and extend through 2036, of which $2.7 million is due in 2007.

Convertible Notes

We have outstanding at December 31, 2006, $2.1 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 52,000 shares of our class A common stock and 105,000 shares of our class B common stock. The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

In 2006, an aggregate of $172.9 million principal amount of the Convertible Notes were converted or effectively converted into an aggregate of 4,323,000 shares of our class A common stock and 8,645,000 shares of our class B common stock. In order to induce the effective conversions, we paid negotiated premiums aggregating $9.0 million to some converting noteholders consisting of cash of $5.0 million and 244,000 shares of our class B common stock with an aggregate fair value of $4.0 million based on the closing market price of our class B common stock on the dates of the effective conversions in lieu of cash to certain of those noteholders.

Other Long-Term Debt

We have outstanding a secured bank term loan payable through 2008 in the amount of $5.4 million as of December 31, 2006, of which $3.2 million is due in 2007. We also have outstanding $4.0 million under a revolving note which is due in 2009 but which we expect to repay during 2007. Additionally, we have outstanding $1.2 million of leasehold notes as of December 31, 2006, which are due through 2018, of which $0.1 million is due in 2007.

Notes Payable

We have outstanding $4.6 million of notes payable as of December 31, 2006 which relate to our asset management segment and are secured by some of our short-term investments in preferred shares of CDOs as of December 31, 2006. These notes are non-recourse except in limited circumstances and have no stated

maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, the respective preferred shares of CDOs, as well as a portion of the asset management fees to be paid to us from the respective CDOs.

Revolving Credit Facilities

We have $93.5 million available for borrowing under our restaurant segment’s $100.0 million revolving credit facility as of December 31, 2006, which is net of the reduction of $6.5 million for outstanding letters of credit noted above. In February 2006, our asset management segment entered into a $10.0 million revolving note, of which $4.0 million was outstanding, which we expect to repay during 2007, and $6.0 million was available as of December 31, 2006. In addition, effective January 1, 2007 we have a $30.0 million conditional funding commitment from a real estate finance company for sale-leaseback financing for development and operation of Arby’s restaurants. This conditional funding commitment, which replaced a similar one which ended on December 31, 2006, ends on June 30, 2007 with the option to extend it for an additional six months.

Debt Repayments and Covenants

Our total scheduled long-term debt and notes payable repayments during 2007 are $21.0 million consisting of $6.2 million under our Term Loans, $4.0 million expected to be paid under our revolving note, $3.2 million under our secured bank term loan, $2.9 million expected to be paid under our notes payable, $2.7 million relating to capitalized leases, $1.9 million relating to sale-leaseback obligations and $0.1 million under our leasehold notes.

Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc. We were in compliance with all of these covenants as of December 31, 2006. During 2006 we made the Term Loan Prepayments aggregating $51.0 million from excess cash. We may make additional prepayments of the Term Loan during 2007 under certain circumstances, including if those payments would be necessary for continued compliance with the Credit Agreement. As of December 31, 2006 there was $26.9 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities within our restaurant segment or of individual restaurants, which in many cases has not been prepared or reported. We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant segment for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases. Nevertheless, as of December 31, 2006, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that we are in default of any of those lease agreements. We do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 31, 2006:

	Fiscal Years				Total
	2007	2008-2009	2010-2011	After 2011
	(In Millions)
Long-term debt (a)	$13.5	$14.7	$301.0	$243.2	$572.4
Sale-leaseback obligations (b)	1.9	4.7	6.1	74.0	86.7
Capitalized lease obligations (b)	2.7	5.8	6.3	46.1	60.9
Operating leases (c)	76.5	143.8	122.8	454.1	797.2
Deferred compensation payable to related parties (d)	—	35.7	—	—	35.7
Purchase obligations (e)	20.7	18.3	18.4	47.9	105.3

Total	$115.3	$223.0	$454.6	$865.3	$1,658.2

(a)	Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table, and interest.

(b)	Excludes interest.

(c)

Represents the future minimum rental obligations, including $42.2 million of unfavorable lease amounts included in “Other liabilities” in our consolidated balance sheet as of December 31, 2006 which will reduce our rent expense in future periods. Also, these amounts have not been decreased by $61.0 million of related sublease rental obligations due to us.

(d)	Represents amounts due to the Executives in 2008, which can be settled either by the payment of cash or transfer of the investments held in the Deferred Compensation Trusts.

(e)

Includes (1) an approximate $84.0 million remaining obligation for our Company-owned restaurants to purchase PepsiCo, Inc. beverage products under an agreement to serve PepsiCo beverage products in all of our Company-owned and franchised restaurants and (2) $18.8 million of purchase obligations for expected future capital expenditures.

Guarantees and Commitments

Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of December 31, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane’s principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of December 31, 2006. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Prior to 2004 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.0 million as of December 31, 2006, including $34.5 million associated with the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2004, of our propane business if National Propane required the repurchase. As of December 31, 2006, we have net operating loss tax carryforwards sufficient to offset the remaining deferred taxes.

RTM guarantees the lease obligations of 23 RTM restaurants formerly operated by affiliates of RTM as of December 31, 2006, which we refer to as the Affiliate Lease Guarantees. The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations. In addition, RTM remains contingently liable for 21 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments. All of these lease obligations, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $39.0 million as of December 31, 2006, including approximately $33.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through December 31, 2006.

Commencing July 22, 2007, two of Deerfield’s executives will have certain rights to require us to acquire their economic interests in Deerfield, which aggregate 35.5% of the capital interests and 34.3% of the profit interests, at a price equal to the then current fair market value of those interests and are subject to acceleration under certain circumstances.

Capital Expenditures

Cash capital expenditures amounted to $80.3 million in 2006, including $7.9 million related to Deerfield which is not expected to recur in 2007. We expect that cash capital expenditures will be approximately $70.0 million and non-cash capital expenditures consisting of capitalized leases will be approximately $22.0 million in 2007 principally relating to (1) the opening of an estimated 50 new Company-owned restaurants, (2) remodeling some of our existing restaurants and (3) maintenance capital expenditures for our Company-owned restaurants. We have $18.8 million of outstanding commitments for capital expenditures as of December 31, 2006, of which $11.8 million is expected to be paid in 2007.

Dividends

During 2006 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $30.5 million. In addition, we paid three special cash dividends of $0.15 per share each on our class A common stock and class B common stock aggregating $39.5 million. On February 5, 2007, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, payable on March 15, 2007 to holders of record on March 1, 2007. Our board of directors has determined that until June 30, 2007 regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividends paid on each share of class A common stock, but has not yet made any similar determination beyond that date. Accordingly, after June 30, 2007, our class B common stock will be entitled to participate at least equally on a per share basis with our class A common stock in any cash dividends. We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay regular quarterly cash dividends for the remainder of 2007 at the same rate as declared in our 2007 first quarter and do not pay any special cash dividends, our total cash requirement for dividends for all of 2007 would be $32.0 million based on the number of our class A and class B common shares outstanding at February 15, 2007.

Income Taxes

During 2004, the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without any additional income tax liability to us. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. We have received notices of proposed tax adjustments aggregating $6.4 million in connection with certain of these state income tax returns. However, we have disputed these notices and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

Treasury Stock Purchases

Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2007 up to a total of $50.0 million of our class A and class B common stock. However, due to the previously announced potential corporate restructuring, as discussed in more detail below under “Potential Corporate Restructuring,” we expect to be precluded from repurchasing shares at certain times. We did not make any treasury stock purchases during 2006 and we cannot assure you that we will repurchase any shares under this program in the future.

Universal Shelf Registration Statement

In December 2003, the Securities and Exchange Commission declared effective a Triarc universal shelf registration statement in connection with the possible future offer and sale, from time to time, of up to $2.0 billion of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities. Unless otherwise described in the applicable prospectus supplement relating to any offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt. We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Cash Requirements

Our consolidated cash requirements for continuing operations for 2007, exclusive of operating cash flow requirements, consist principally of (1) cash capital expenditures of approximately $70.0 million, (2) a maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and class B common stock for treasury under our current stock repurchase program, (3) regular quarterly cash dividends aggregating approximately $32.0 million, (4) scheduled debt principal repayments aggregating $21.0 million, (5) any prepayments under our Credit Agreement and (6) any requirement to repurchase the minority interests in Deerfield held by two of its executives. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, (3) borrowings under our restaurant segment’s revolving credit facility of which $93.5 million is unused as of December 31, 2006, (4) the $30.0 million conditional funding commitment for sale-leaseback financing from the real estate finance company, all of which is unused as of January 1, 2007, (5) borrowings under our asset management segment’s revolving note of which $6.0 million is currently available and (6) proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Potential Corporate Restructuring

We are continuing to explore a possible corporate restructuring that is expected to involve the disposition of our asset management operations, whether through a sale of our ownership interest in our asset management business, a spin-off of our ownership interest in our asset management business to our stockholders or such other means as our board of directors may conclude would be in the best interests of our stockholders. Any such corporate restructuring is currently expected to, and any other form of corporate restructuring could, involve the Principals and our employees who perform services for the Management Company no longer being officers and employees of the Company, in which case it is expected that the management team of Arby’s would become the management of the Company. In connection with the potential restructuring, in addition to our regular quarterly dividends, in 2006 we declared and paid special cash dividends aggregating $0.45 per share on each outstanding share of our class A common stock and class B common stock, as discussed in more detail above under “Dividends.”

Depending on the nature of the restructuring, various arrangements relating to the affected businesses could be necessary, the cost of which has not been determined. Among other things, we have employment agreements and severance arrangements with certain of our executive officers and corporate employees. If we proceed with a restructuring, we would incur significant severance or contractual settlement payments under these agreements and arrangements, which would result in the Company being relieved of its long-term obligations under the employment agreements. In the case of the Executives, the amount of such payments would be subject to negotiation and approval by a special committee comprised of independent members of our board of directors which is considering these matters. There can be no assurance that a corporate restructuring will occur or of the form, terms or timing of such restructuring if it does occur. Our board of directors has not reached any definitive conclusions concerning the scope, benefits or timing of any corporate restructuring.

Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970’s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing’s environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing and Adams Packing has sought clarification from, and continues to expect to have additional conversations with, the Florida DEP in order to attempt to resolve this matter. Based on provisions made prior to 2006 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.0 million as of December 31, 2006. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Application of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions concern, among other things, contingencies for legal, environmental and tax matters, the valuations of some of our investments and impairment of long-lived assets. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

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

As previously discussed above, in 2004 the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without assessing any additional income tax liability to us. In 2004 and, to a much lesser extent in 2005 and 2006, our results of operations were materially impacted by the release of income tax reserves and related interest accruals that were no longer required as a result of the finalization of the examinations of our Federal income tax returns and the expiration of the statute of limitations related to certain state income tax filings. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. We believe that adequate provisions have been made principally in prior periods for any liabilities, including interest, that may result from the completion of these examinations. To the extent that any estimated amount required to liquidate the related liability as it pertains to the former beverage businesses that we sold in October 2000 is determined to be less than or in excess of the aggregate of amounts included in

“Current liabilities relating to discontinued operations” in the accompanying consolidated balance sheets, any such difference will be recorded at that time as a component of gain or loss on disposal of discontinued operations. To the extent that any estimated amount required to liquidate the related liability as it pertains to our continuing operations is determined to be less than or in excess of the income tax contingency amounts included in “Other liabilities,” any such difference will be recorded at that time as a component of results from continuing operations.

•	Valuations of some of our investments:

Our investments in short-term available-for-sale and trading marketable securities are valued principally based on quoted market prices, broker/dealer prices or statements of account received from investment managers which are principally based on quoted market or broker/dealer prices. Accordingly, we do not anticipate any significant changes from the valuations of these investments. Our investments in other short-term investments accounted for under the cost method and the majority of our non-current investments are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or the investees in valuing those securities. These valuations are subjective and thus subject to estimates which could change significantly from period to period. Those changes in estimates in these cost investments would be recognized only to the extent of losses which are deemed to be other than temporary. The total carrying value of the cost investments not valued based on quoted market or broker/dealer prices was approximately $7.5 million as of December 31, 2006, including an investment included in the Deferred Compensation Trusts with a carrying value of $2.4 million. Any market value decline with respect to the investment in the Deferred Compensation Trusts would also result in a reduction of the corresponding deferred compensation payable and related deferred compensation expense. In addition, we have an $8.5 million cost investment in Jurlique, an Australian company not publicly traded, for which we currently believe the carrying amount is recoverable as a result of the sale during 2006 of a portion of our investment in Jurlique at a higher valuation than that reflected in the carrying value. We also have $4.1 million of non-marketable cost investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are principally in start-up enterprises for which we currently believe the carrying amount is recoverable.

•	Provisions for unrealized losses on certain investments deemed to be other than temporary:

We review all of our investments that have unrealized losses for any that we might deem other than temporary. The losses we have recognized were deemed to be other than temporary due to declines in the market value of or liquidity problems associated with specific securities. This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss. This process is subjective and subject to estimation. In determining whether an investment, other than preferred shares in CDOs, has suffered an other than temporary loss, we consider such factors as the length of time the carrying value of the investment was below its market value, the severity of the decline, the investee’s financial condition and the prospect for future recovery in the market value of the investment, including our ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. For preferred shares in CDOs, we consider whether there has been any adverse change in the estimated cash flows of the investments in the CDOs as well as the prospect for future recovery, including our ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. The use of different judgments and estimates could affect the determination of which securities suffered an other than temporary loss and the amount of that loss. We have aggregate unrealized holding losses on our available-for-sale marketable securities of $2.1 million as of December 31, 2006 which, if not recovered, may result in the recognition of future losses. Also, should any of our investments accounted for under the cost method totaling approximately $52.6 million, including $13.4 million held in the Deferred Compensation Trusts as of December 31, 2006, experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses. However, as noted in the paragraph above, any declines with respect to investments in the Deferred Compensation Trusts would be fully offset. We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses of $6.9 million, $1.5 million and $4.1 million during 2004, 2005 and 2006, respectively. As such, recoveries in the value of these investments, if any, will not be recognized in income until the investments are sold.

•	Provisions for impairment of goodwill and long-lived assets:

As of December 31, 2006, $467.0 million of our goodwill relates to our restaurant segment, of which $448.5 million is associated with the Company-owned restaurant operating unit, and $54.1 million relates to our asset management segment. We test the goodwill of each of our restaurant franchising and Company-owned restaurant business reporting units and our asset management segment for impairment annually. We recognize a goodwill impairment charge, if any, for any excess of the net carrying amount of the respective goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the existing goodwill was determined substituting the fair value for the cost of the reporting unit. The fair value of the reporting unit has been estimated to be the present value of the anticipated cash flows associated with the reporting unit. We did not incur any goodwill impairment in 2004, 2005 or 2006. The recoverability of the goodwill in each of those years was based on estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit. Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize goodwill impairment charges in future years. Further, fair value of the reporting unit can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amount of any potential goodwill impairment charge might have differed significantly from the amounts as determined.

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If that review indicates an asset may not be recoverable based upon forecasted, undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset. The fair value is estimated to be the present value of the associated cash flows. Our critical estimates in this review process include (1) anticipated future cash flows of each of our Company-owned restaurants used in assessing the recoverability of their respective long-lived assets and (2) anticipated future cash flows of one of our product lines to which a trademark relates. We recognized related impairment losses of $3.4 million, $1.9 million and $5.5 million in 2004, 2005 and 2006, respectively, of which $1.8 million, $0.9 million and $3.6 million of the losses in 2004, 2005 and 2006, respectively, related to long-lived assets of certain restaurants which were determined to not be fully recoverable. The remaining $1.6 million impairment loss in 2004, and $0.5 million and $0.4 million of the losses in 2005 and 2006, respectively, related to the trademark referred to above. The remaining $0.5 million and $1.5 million of the losses in 2005 and 2006, respectively, related to the write-off of the value of asset management contracts. The fair values of the impaired assets were estimated to be the present value of the anticipated cash flows associated with each affected Company-owned restaurant, the trademark and the asset management contracts. Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years. Further, fair value of the long-lived assets can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amounts of the respective impairment charges might have differed significantly from the charges reported. As of December 31, 2006, the remaining net carrying value of the trademark, the Company-owned restaurant long-lived assets and asset management contracts were $0.5 million, $474.9 million and $21.7 million, respectively. These long-lived assets could require testing for impairment should future events or changes in circumstances indicate they may not be recoverable.

•	Reserves which total $1.0 million at December 31, 2006 for the resolution of all of our legal and environmental matters as discussed immediately above under “Legal and Environmental Matters”:

Should the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differ from the reserves we have accrued, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.

Our estimates of each of these items historically have been adequate. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

Inflation and Changing Prices

We believe that inflation did not have a significant effect on our consolidated results of operations during 2004, 2005 and 2006 since inflation rates generally remained at relatively low levels.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which we refer to as SFAS 155. SFAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which we refer to as SFAS 133, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective commencing with our first quarter of 2007 although early adoption is permitted. Although we hold preferred shares of several CDOs, which represent beneficial interests in securitized financial assets that we classify as available-for-sale securities, we do not believe that any of these interests represent freestanding or embedded derivatives which would be required to be accounted for as derivatives under the provisions of SFAS 155. Accordingly, we currently do not believe that the adoption of SFAS 155 will have any effect on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which we refer to as Interpretation 48. Interpretation 48 clarifies how uncertainties in income taxes should be reflected in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Interpretation 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns. Interpretation 48 prescribes a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interpretation 48 has disclosure requirements which include a rollforward of tax benefits taken that do not qualify for financial statement recognition, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate, the total amounts and financial statement classifications of interest and penalties recognized in the balance sheet and statement of operations and a description of tax years that remain subject to examination by major tax jurisdictions. For positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date, an entity should disclose the nature of the uncertainty, the nature of the event that could occur in the next twelve months that would cause the change and an estimate of the range of the reasonably possible change or a statement that an estimate of the range cannot be made. All disclosures required by Interpretation 48 must be included in each quarter’s interim financial statements in the year of adoption. Interpretation 48 is effective commencing with our first fiscal quarter of 2007. The provisions of Interpretation 48 are complex and we have not yet finalized the effect that adopting Interpretation 48 will have on our consolidated financial position and results of operations. However, based on our preliminary analysis, management does not expect Interpretation 48 will have any material impact on our consolidated financial position or results of operations. As described above, we will be required to provide additional financial statement disclosures upon adoption of Interpretation 48.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which we refer to as FSP AIR-1. FSP AIR-1 prohibits the use of the previously acceptable accrue-in-advance method of accounting for scheduled major maintenance activities, which is the method we currently use for scheduled major maintenance overhauls of corporate aircraft. Under the accrue-in- advance method, the estimated cost of such an overhaul is amortized to the date of the next overhaul with any difference between estimated and actual cost charged or credited to income upon completion of the overhaul. FSP AIR-1 requires that we use either (1) a direct expensing method, under which the costs of overhauls are charged to operations as incurred, or (2) a deferral method, under which the actual cost of each overhaul is capitalized and amortized until the next overhaul. FSP AIR-1 is effective for our first fiscal quarter of 2007. We currently expect to adopt the direct expensing method. We will be required to restate our consolidated financial statements for all prior periods presented for the difference between the accrue-in-advance method and the method adopted for scheduled major airplane maintenance overhauls with the cumulative effect of the change in accounting method reflected as of the beginning of the earliest period presented. As of December 31, 2006 we have an accrual of $4,954,000 for such costs which, upon adoption of FSP AIR-1, will be recorded as an increase to retained earnings as of the beginning of the earliest year presented. For the year ended December 31, 2006 we have expensed $0.9 million of costs related to scheduled major maintenance overhauls under the accrue-in-advance method. We currently expect to incur approximately $1.5 million of costs for certain major overhauls on the aircraft in 2007 which will be recognized as a charge to results of operations in 2007 and thereafter periodic maintenance may prompt significant repairs which would affect our results of operations during the year those costs are incurred.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which we refer to as SFAS 157. SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability. The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption. Currently some of our investments are assigned fair values based on their bid price. SFAS 157 requires us to use the most representative fair value within the bid-asked spread if the fair value of an asset is based on bid and asked prices. To the extent that these investments are present in our portfolio at the time of adoption of SFAS 157, our consolidated financial position will be affected for any such investments classified as available-for-sale securities and both our consolidated financial position and results of operations will be affected for any such investments classified as trading securities. We will also be required to present the expanded fair value disclosures upon adoption of SFAS 157. SFAS 157 is, with some limited exceptions, to be applied prospectively and is effective commencing with our first fiscal quarter of 2008, although earlier application in our first fiscal quarter of 2007 is permitted. We currently do not plan to adopt SFAS 157 prior to our first fiscal quarter of 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of December 31, 2006 our notes payable and long-term debt, including current portion, aggregated $724.6 million and consisted of $569.1 million of variable-rate debt, $147.6 million of capitalized lease and sale-leaseback obligations, $4.6 million of variable-rate notes payable and $3.3 million of fixed-rate debt. At December 31, 2006, we have $559.7 million of term loan borrowings outstanding under a variable-rate seven-year senior secured term loan facility. The term loan currently bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25%. In connection with the terms of the related credit agreement, we have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders’ equity in our accompanying consolidated balance sheet to the extent of the effectiveness of these hedges. There was no ineffectiveness from these hedges through December 31, 2006. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations. In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $5.4 million principal amount was outstanding as of December 31, 2006, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. We did not have any interest rate cap agreements outstanding as of December 31, 2006. The fair value of our fixed-rate debt will increase if interest rates decrease. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase. See below for a discussion of how we manage this risk.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. Management monitors our exposure to commodity price risk. However, we do not enter into financial instruments to hedge commodity prices or hold any significant inventories of these commodities. In order to ensure favorable pricing for beef, poultry, pork, cheese and other food products, as well as maintain an adequate supply of fresh food products, a purchasing cooperative with our franchisees negotiates contracts with approved suppliers on behalf of the Arby’s system. These contracts establish pricing arrangements, and historically have limited the variability of these commodity costs, but do not establish any firm purchase commitments by us or our franchisees.

Equity Market Risk

Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, investment limited partnerships and similar investment entities and equity derivatives. Our board of directors has established certain policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations but has delegated the discretionary authority to our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, to make certain investments. In addition, our board of directors also delegated authority to these two officers to direct the investment of a portion of our funds. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by the Executives and our Vice Chairman and from which we can withdraw quarterly upon 65 days’ prior written notice. The Equities Account was invested principally in the equity securities of a limited number of publicly-traded companies and cash equivalents and had a fair value of $91.8 million as of December 31, 2006.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. As of December 31, 2006, our primary exposure to foreign currency risk related to our $8.5 million cost-method investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique. In April 2006 we received a return of capital from our investment in Jurlique, and sold a portion of our investment in Jurlique representing an aggregate $21.7 million reduction in the carrying value of the investment to $8.5 million. We continue to have a put and call arrangement whereby we have limited the overall foreign currency risk of holding this investment through July 5, 2007. In connection with these April 2006 transactions, we terminated a portion of the put and call arrangement so that the remaining notional amount approximated the value of the remaining investment. To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities and a total return swap with respect to a foreign equity security. However, some of the investment managers hedge the foreign currency exposure, thereby substantially mitigating the risk. The fixed payment reflected in the total return swap is denominated in the same foreign currency as the underlying security thereby also mitigating the foreign currency risk. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in two foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies, both of which are subject to foreign currency fluctuations. Our foreign subsidiary exposures relate to administrative operations in Canada and England and our export revenue exposures relate to royalties earned from Arby’s franchised restaurants in Canada. Foreign operations and foreign export revenues for each of the years ended January 1, 2006 and December 31, 2006 together represented only 3% and 4%, respectively, of our total royalties and franchise and related fees and represented less than 1% of our total revenues. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 1, 2006 and December 31, 2006 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We had previously adjusted our asset allocation to increase the portion of our investments that offered the opportunity for higher, but more risk inherent, returns. In that regard, through September 29, 2006 we had an investment in a multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which was managed by a subsidiary of ours, and was consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invested principally in various fixed income securities and their derivatives, as opportunities arose and employed leverage in its trading activities. As a result of the effective redemption on September 29, 2006 of our investment in the Opportunities Fund, we no longer consolidate the accounts of this fund subsequent to that date, and therefore no longer bear the associated risks as of December 31, 2006.

As of December 31, 2006, the derivatives held in our short-term investment portfolios consisted of (1) stock options, (2) put and call combinations on equity securities and (3) a total return swap on an equity security. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

We maintain investment holdings of various issuers, types and maturities. As of January 1, 2006 and December 31, 2006, these investments were classified in our consolidated balance sheets as follows (in thousands):

	Year-End
	2005	2006
Cash equivalents included in “Cash” in our consolidated balance sheets	$171,955	$124,455
Short-term investments pledged as collateral	556,492	8,168
Other short-term investments	214,827	113,950
Investment settlements receivable	236,060	16,599
Current and non-current restricted cash equivalents (a)	346,399	10,998
Non-current investments	85,086	60,197

	$1,610,819	$334,367

Certain liability positions related to investments:
Investment settlements payable	$(124,199)	$(12)
Securities sold under agreements to repurchase	(522,931)	—
Securities sold with an obligation to purchase included in “Other liability positions related to short-term investments”	(456,262)	—
Derivatives in liability positions included in “Other liability positions related to short-term investments”	(903)	(160)

	$(1,104,295)	$(172)

(a)	Includes non-current restricted cash equivalents of $2,339,000 and $1,939,000 as of January 1, 2006 and December 31, 2006, respectively, included in “Deferred costs and other assets.”

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund money market and bank money market accounts, cash in interest-bearing brokerage and bank accounts with a stable value, commercial paper of high credit-quality entities, United States government debt securities and securities purchased under agreements to resell the following day collateralized by United States government and government agency debt securities.

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

(c)

Includes $15,349,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $8,036,000.

(d)	There can be no assurance that we would be able to sell certain of these investments at these amounts.

At December 31, 2006 our investments were classified in the following general types or categories (in thousands):

Type	At Cost	At Fair Value (c)	Carrying Value
			Amount	Percent
Cash equivalents (a)	$124,455	$124,455	$124,455	37%
Investment settlements receivable	16,599	16,599	16,599	5%
Restricted cash equivalents	10,998	10,998	10,998	3%
Investments accounted for as:
Available-for-sale securities (b)	79,642	101,762	101,762	31%
Trading securities	272	273	273	—%
Non-current investments held in deferred compensation trusts accounted for at cost	13,409	22,718	13,409	4%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	24,812	38,856	24,812	8%
Other current and non-current investments accounted for at:
Cost	14,386	17,687	14,386	4%
Equity	20,289	34,684	24,639	7%
Fair value	2,997	3,034	3,034	1%

Total cash equivalents and long investment positions	$307,859	$371,066	$334,367	100%

Certain liability positions related to investments:
Investment settlements payable	$(12)	$(12)	$(12)	N/A
Derivatives in liability positions	(2)	(160)	(160)	N/A

	$(14)	$(172)	$(172)

(a)	Includes $1,884,000 of cash equivalents held in deferred compensation trusts.

(b)

Fair value and carrying value include $8,156,000 of preferred shares of CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $4,564,000. Those amounts also include $15,420,000 of unrealized gain with respect to an investment in one thinly-traded equity security.

(c)	There can be no assurance that we would be able to sell certain of these investments at these amounts.

Our marketable securities are reported at fair market value and are classified and accounted for either as “available-for-sale” or “trading” with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss, or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments are similar to trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in two public companies, one of which is a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options of the real estate investment trust that we manage, which we received as share-based compensation, and which we refer to as the Restricted Investments. Other than the vested portion of the restricted stock of the real estate investment trust, which we accounted for in accordance with the equity method of accounting, the Restricted Investments are accounted for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the tables above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at January 1, 2006 and December 31, 2006 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

The following tables reflect the estimated market risk exposure as of January 1, 2006 and December 31, 2006 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

	Year-End
	2005				2006
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk	Carrying Value	Equity Price Risk
Equity securities	$7,723	$(26)	$(772)	$—	$273	$(27)
Debt securities	621,864	(18,515)	—	—	—	—
Trading derivatives in asset positions	877	(647)	(157)	(443)	—	—
Trading derivatives in liability positions	(903)	(3,876)	—	(75)	(2)	(3)

The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at January 1, 2006 and December 31, 2006, with all other variables held constant. There were no debt securities included in the trading portfolio as of December 31, 2006, and, accordingly, there is no interest rate risk presented as of that date. The decrease in the amount of our trading securities and associated risks at December 31, 2006 from the prior year principally reflects the effective redemption on September 29, 2006 of our investment in the Opportunities Fund as discussed above under “Overall Market Risk.” The securities included in the trading portfolio as of December 31, 2006 were comprised only of equity securities and options denominated in U.S. dollars and, accordingly, there is no interest rate or foreign currency risk presented as of that date.

The interest rate risk as of January 1, 2006 with respect to our debt securities and our trading derivatives principally in the Opportunities Fund reflects the effect of the assumed adverse interest rate change on the fair value of each of those securities or derivative positions and does not reflect any offsetting of hedged positions. The adverse effects on the fair values of the respective securities and derivatives were determined based on market standard pricing models applicable to those particular instruments. Those models consider variables such as coupon rate and frequency, maturity date(s), yield and, in the case of derivatives, volatility, price of the underlying instrument, strike price, expiration, prepayment assumptions and probability of default.

Other Than Trading Purposes:

	Year-End 2005
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$171,955	$(5)	$—	$—
Investment settlements receivable	236,060	—	—	—
Restricted cash equivalents	346,399	(8)	—	—
Available-for-sale equity securities	42,129	—	(4,213)	—
Available-for-sale asset-backed securities	25,706	(2,314)	—	—
Available-for-sale preferred shares of CDOs	20,993	(1,207)	—	—
Available-for-sale United States government and government agency debt securities	13,357	(59)	—	—
Available-for-sale commercial paper	11,417	(25)	—	—
Available-for-sale debt mutual fund	8,790	(220)	—	—
Investment in Jurlique	30,164	—	(3,016)	(1,696)
Other investments	73,385	(1,572)	(6,515)	(94)
Interest rate swaps in an asset position	1,949	(5,152)	—	—
Foreign currency put and call arrangement in a net liability position	(276)	—	—	(1,052)
Investment settlements payable	(124,199)	—	—	—
Securities sold under agreements to repurchase	(522,931)	(119)	—	—
Securities sold with an obligation to purchase	(456,262)	(14,608)	(740)	—
Notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations	(817,065)	(31,754)	—	—

	Year-End 2006
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$124,455	$(2)	$—	$—
Investment settlements receivable	16,599	—	—	—
Restricted cash equivalents	10,998	—	—	—
Available-for-sale equity securities	77,710	—	(7,771)	—
Available-for-sale preferred shares of CDOs	14,903	(1,344)	—	(73)
Available-for-sale debt mutual fund	9,149	(229)	—	—
Investment in Jurlique	8,504	—	(850)	(603)
Other investments	71,776	(2,199)	(5,209)	(149)
Interest rate swaps in an asset position	2,570	(3,252)	—	—
Foreign currency put and call arrangement in a net liability position	(449)	—	—	(935)
Investment settlements payable	(12)	—	—	—
Put and call option combinations on equity securities	(158)	—	(1,300)	—
Notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations	(576,972)	(24,646)	—	—

The sensitivity analysis of financial instruments held at January 1, 2006 and December 31, 2006 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at January 1, 2006 and December 31, 2006, respectively, and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

	As of January 1, 2006		As of December 31, 2006
	Range	Weighted Average	Range	Weighted Average
Cash equivalents (a)	26 days–72 days	42 days	10 days	10 days
Restricted cash equivalents	23 days–36 days	35 days	—	—
Asset-backed securities	2 1/2 years–31 years	9 years	—	—
CDOs underlying preferred shares	1 2/3 years–8 1/3 years	4 1/2 years	2 years–15 years	5 years
United States government and government agency debt securities	1 month–10 1/2 months	5 1/3 months	—	—
Commercial paper	9 days–6 1/3 months	2 2/3 months	—	—
Debt mutual fund	1 day–35 years	2 1/2 years	1 day–33 years	2 1/2 years
Debt securities included in other investments (principally held by investment limited partnerships and similar investment entities)	(b)	10 years	(b)	10 years

(a)

Excludes money market funds, interest-bearing brokerage and bank accounts and as of January 1, 2006, securities purchased under agreements to resell the following day which were assumed to have no interest rate risk.

(b)	Information is not available for the underlying debt investments of these entities.

The interest rate risk for each of these investments in debt securities and the preferred shares of CDOs reflects the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $167.5 million and $338.1 million, respectively, as of January 1, 2006 and $118.3 million and $11.0 million, respectively, as of December 31, 2006 of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as of January 1, 2006, securities purchased under agreements to resell the following day which, as a result, were assumed to have no interest rate risk.

The interest rate risk presented with respect to our securities sold under agreements to repurchase and securities sold with an obligation to repurchase held at January 1, 2006, which were all financial instruments held almost entirely by the Opportunities Fund, represented the potential impact an adverse change in interest rates of one percentage point would have had on the fair value of those respective instruments and on our financial position and results of operations. The securities sold under agreements to repurchase, although bearing fixed rates, principally had maturities of twelve days or less which significantly limited the effect of a change in interest rates on the respective fair values of these instruments. As of January 1, 2006, the securities sold with an obligation to repurchase represented $448.9 million of fixed income securities, with a weighted- average remaining maturity of approximately 11 years, and $7.4 million of equity securities. The adverse effects on the fair value of the respective instruments were determined based on market standard pricing models applicable to those particular instruments which consider variables such as coupon rate and frequency, maturity date(s), yield and prepayment assumptions.

As of January 1, 2006 and December 31, 2006, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $633.5 million and $573.7 million, respectively, of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations. Our variable-rate notes payable and long-term debt outstanding as of January 1, 2006 and December 31, 2006 had a weighted average remaining maturity of approximately six years and five years, respectively. However, as discussed above under “Interest Rate Risk,” we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the tables above exclude the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We only have $3.3 million of fixed-rate debt as of December 31, 2006 for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

The foreign currency risk presented for our investment in Jurlique as of January 1, 2006 and December 31, 2006 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique’s operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of such financial instrument and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in “Other investments” in the tables above, the decrease in the equity markets and the change in foreign currency were assumed for this analysis to be other than temporary. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

Item 8. Financial Statements and Supplementary Data.

Triarc Companies, Inc. and Subsidiaries
GLOSSARY OF DEFINED TERMS
December 31, 2006

Defined Term	Footnote Where Defined
280 BT	(1)	Summary of Significant Accounting Policies
2004 REIT Offering	(8)	Investments
2005 REIT Offering	(8)	Investments
401(k) Plans	(25)	Retirement Benefit Plans
Adams	(1)	Summary of Significant Accounting Policies
Additional Deferred Compensation Trusts	(28)	Transactions with Related Parties
AFA	(1)	Summary of Significant Accounting Policies
AFA Agreement	(24)	Variable Interest Entities
Affiliate Lease Guarantees	(27)	Guarantees and Other Commitments and Contingencies
AmeriGas Eagle	(27)	Guarantees and Other Commitments and Contingencies
AmeriGas Propane	(27)	Guarantees and Other Commitments and Contingencies
APIC Pool	(1)	Summary of Significant Accounting Policies
Arby’s	(1)	Summary of Significant Accounting Policies
Arby’s Restaurant	(1)	Summary of Significant Accounting Policies
ARG	(1)	Summary of Significant Accounting Policies
ARG Executive Officer	(17)	Share-Based Compensation
As Adjusted Data	(3)	Business Acquisitions
Asset Management	(30)	Business Segments
Bank Term Loan	(11)	Long-Term Debt
Bank Term Loan Swap Agreement	(11)	Long-Term Debt
Beverage Discontinued Operations	(23)	Discontinued Operations
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Capitalized Lease Obligations	(11)	Long-Term Debt
Carrying Value Difference	(1)	Summary of Significant Accounting Policies
CDOs	(1)	Summary of Significant Accounting Policies
CERCLIS	(29)	Legal and Environmental Matters
Class A Common Shares	(1)	Summary of Significant Accounting Policies
Class A Common Stock	(1)	Summary of Significant Accounting Policies
Class A Options	(17)	Share-Based Compensation
Class B Common Shares	(1)	Summary of Significant Accounting Policies
Class B Common Stock	(1)	Summary of Significant Accounting Policies
Class B Options	(17)	Share-Based Compensation
Class B Units	(17)	Share-Based Compensation
Company	(1)	Summary of Significant Accounting Policies
Convertible Notes	(4)	Income (Loss) Per Share
Convertible Notes Conversions	(11)	Long-Term Debt
Cost Investments	(1)	Summary of Significant Accounting Policies
Cost Method	(1)	Summary of Significant Accounting Policies
Credit Agreement	(11)	Long-Term Debt
Debt Refinancing	(11)	Long-Term Debt
Deerfield	(1)	Summary of Significant Accounting Policies
Deerfield Capital	(1)	Summary of Significant Accounting Policies

Triarc Companies, Inc. and Subsidiaries
GLOSSARY OF DEFINED TERMS—CONTINUED
December 31, 2006

Defined Term	Footnote Where Defined
Deerfield Acquisition	(3)	Business Acquisitions
Deerfield Equity Interests	(1)	Summary of Significant Accounting Policies
Deferred Compensation Trusts	(28)	Transactions with Related Parties
Depreciation and Amortization	(30)	Business Segments
DM Fund	(1)	Summary of Significant Accounting Policies
EBITDA	(30)	Business Segments
Employees	(28)	Transactions with Related Parties
Encore	(8)	Investments
Encore Common Stock	(8)	Investments
Equity Funds	(28)	Transactions with Related Parties
Equity Interests	(1)	Summary of Significant Accounting Policies
Equity Investments	(1)	Summary of Significant Accounting Policies
Equity Method	(1)	Summary of Significant Accounting Policies
Equity Plans	(17)	Share-Based Compensation
Executive Option Replacement	(17)	Share-Based Compensation
Executives	(17)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Fair Value Derivatives	(1)	Summary of Significant Accounting Policies
FDEP	(29)	Legal and Environmental Matters
Foundation	(28)	Transactions with Related Parties
Funds	(1)	Summary of Significant Accounting Policies
GAAP	(1)	Summary of Significant Accounting Policies
Indemnification	(27)	Guarantees and Other Commitments and Contingencies
Iron Curtain	(1)	Summary of Significant Accounting Policies
IRS	(15)	Income Taxes
Jurl	(1)	Summary of Significant Accounting Policies
Jurlique	(8)	Investments
K12	(28)	Transactions with Related Parties
Lease Guarantees	(27)	Guarantees and Other Commitments and Contingencies
Leasehold Notes	(11)	Long-Term Debt
LIBOR	(10)	Notes Payable
Management Company	(28)	Transactions with Related Parties
National Propane	(1)	Summary of Significant Accounting Policies
Net Exercise Features	(17)	Share-Based Compensation
Opportunities Fund	(1)	Summary of Significant Accounting Policies
Other Than Temporary Losses	(1)	Summary of Significant Accounting Policies
Package Options	(17)	Share-Based Compensation
Pepsi	(27)	Guarantees and Other Commitments and Contingencies
Principals	(28)	Transactions with Related Parties
Profit Interests	(1)	Summary of Significant Accounting Policies
Propane Discontinued Operations	(23)	Discontinued Operations
REIT	(1)	Summary of Significant Accounting Policies

Triarc Companies, Inc. and Subsidiaries
GLOSSARY OF DEFINED TERMS—CONTINUED
December 31, 2006

Defined Term	Footnote Where Defined
REIT Restricted Shares	(8)	Investments
Replacement Options	(17)	Share-Based Compensation
Repurchase Agreements	(5)	Short-Term Investments and Certain Liability Positions
Restaurant Discontinued Operations	(23)	Discontinued Operations
Restaurants	(30)	Business Segments
Restricted Investments	(8)	Investments
Restricted Shares	(1)	Summary of Significant Accounting Policies
Revolving Note	(11)	Long-Term Debt
RTM	(1)	Summary of Significant Accounting Policies
RTM Acquisition	(3)	Business Acquisitions
RTM Options	(17)	Share-Based Compensation
Rollover	(1)	Summary of Significant Accounting Policies
SAB 108	(1)	Summary of Significant Accounting Policies
Sale-Leaseback Obligations	(11)	Long-Term Debt
SEC	(1)	Summary of Significant Accounting Policies
Senior Officers	(17)	Share-Based Compensation
SEPSCO	(1)	Summary of Significant Accounting Policies
SEPSCO Discontinued Operations	(23)	Discontinued Operations
SFAS	(1)	Summary of Significant Accounting Policies
SFAS 123	(1)	Summary of Significant Accounting Policies
SFAS 123(R)	(1)	Summary of Significant Accounting Policies
SFAS 133	(1)	Summary of Significant Accounting Policies
SFAS 142	(1)	Summary of Significant Accounting Policies
SFAS 158	(25)	Retirement Benefit Plans
Short Sales	(5)	Short-Term Investments and Certain Liability Positions
Special Cash Dividends	(16)	Stockholders’ Equity
Special Committee	(28)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Swap Agreements	(11)	Long-Term Debt
Sybra	(1)	Summary of Significant Accounting Policies
Sybra Acquisition	(1)	Summary of Significant Accounting Policies
TDH	(1)	Summary of Significant Accounting Policies
Term Loan	(11)	Long-Term Debt
Term Loan Prepayments	(11)	Long-Term Debt
Term Loan Swap Agreements	(11)	Long-Term Debt
Triarc	(1)	Summary of Significant Accounting Policies
Year-End 2005	(1)	Summary of Significant Accounting Policies
Year-End 2006	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
TRIARC COMPANIES, INC.
New York, New York

We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and January 1, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 17 to the financial statements, effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 16 to the financial statements, effective December 31, 2006, the Company elected application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2007

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

	January 1, 2006	December 31, 2006
Assets
Current assets:
Cash (including cash equivalents of $171,955 and $124,455) (Note 6)	$202,840	$148,152
Restricted cash equivalents (Note 7)	344,060	9,059
Short-term investments pledged as collateral (Note 5)	556,492	8,168
Other short-term investments (Note 5)	214,827	113,950
Investment settlements receivable	236,060	16,599
Accounts and notes receivable (Notes 6 and 28)	47,919	43,422
Inventories (Note 6)	11,101	10,019
Deferred income tax benefit (Note 15)	21,706	18,414
Prepaid expenses and other current assets	20,281	23,987

Total current assets	1,655,286	391,770
Investments (Note 8)	85,086	60,197
Properties (Notes 6 and 19)	443,857	488,484
Goodwill (Notes 3, 9 and 19)	518,328	521,055
Other intangible assets (Note 9)	75,696	70,923
Deferred costs and other assets (Notes 6, 7 and 28)	31,236	28,020

	$2,809,489	$1,560,449

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable (Note 10)	$8,036	$4,564
Current portion of long-term debt (Note 11)	19,049	18,118
Accounts payable (Note 6)	64,450	48,595
Investment settlements payable	124,199	12
Securities sold under agreements to repurchase (Note 5)	522,931	—
Other liability positions related to short-term investments (Note 5)	457,165	160
Accrued expenses and other current liabilities (Note 6)	152,580	149,873
Current liabilities relating to discontinued operations (Note 23)	10,449	9,254

Total current liabilities	1,358,859	230,576
Long-term debt (Note 11)	894,527	701,916
Deferred compensation payable to related parties (Note 28)	33,959	35,679
Deferred income (Note 27)	5,415	11,563
Deferred income taxes (Note 15)	9,423	13,748
Minority interests in consolidated subsidiaries (Note 6)	43,426	14,225
Other liabilities (Notes 13, 15, 25, 26 and 27)	68,310	78,100
Commitments and contingencies (Notes 2, 11, 15, 25, 26, 27, 28 and 29) Stockholders’ equity (Note 16):
Class A common stock, $.10 par value; shares authorized: 100,000,000; shares issued: 29,550,663	2,955	2,955
Class B common stock, $.10 par value; shares authorized: 150,000,000; shares issued: 59,101,326 and 63,656,233	5,910	6,366
Additional paid-in capital	264,770	311,609
Retained earnings	259,285	182,555
Common stock held in treasury	(130,179)	(43,695)
Accumulated other comprehensive income	5,451	14,852
Unearned compensation	(12,103)	—
Note receivable from non-executive officer	(519)	—

Total stockholders’ equity	395,570	474,642

	$2,809,489	$1,560,449

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
Revenues:
Net sales	$205,590	$570,846	$1,073,271
Royalties and franchise and related fees	100,928	91,163	82,001
Asset management and related fees	22,061	65,325	88,006

	328,579	727,334	1,243,278

Costs and expenses:
Cost of sales, excluding depreciation and amortization (Note 26)	162,597	417,975	778,592
Cost of services, excluding depreciation and amortization	7,794	24,816	35,277
Advertising and promotions (Note 24)	16,587	43,472	78,619
General and administrative, excluding depreciation and amortization (Notes 17, 25, 26 and 28)	118,806	205,797	236,396
Depreciation and amortization, excluding amortization of deferred financing costs (Notes 9, 19 and 28)	20,061	36,670	66,227
Facilities relocation and corporate restructuring (Note 18)	—	13,508	3,273
Loss on settlements of unfavorable franchise rights (Note 3)	—	17,170	887

	325,845	759,408	1,199,271

Operating profit (loss)	2,734	(32,074)	44,007
Interest expense (Notes 10, 11, 13 and 15)	(34,171)	(68,789)	(114,088)
Insurance expense related to long-term debt	(3,874)	(2,294)	—
Loss on early extinguishments of debt (Note 12)	—	(35,809)	(14,082)
Investment income, net (Notes 20 and 28)	21,662	55,336	80,198
Gain on sale of unconsolidated businesses (Note 21)	154	13,068	3,981
Other income, net (Note 22)	406	3,879	4,696

Income (loss) from continuing operations before income taxes and minority interests	(13,089)	(66,683)	4,712
(Provision for) benefit from income taxes (Note 15)	17,483	16,533	(4,389)
Minority interests in income of consolidated subsidiaries	(2,917)	(8,762)	(11,523)

Income (loss) from continuing operations	1,477	(58,912)	(11,200)

Income (loss) from discontinued operations, net of income taxes (Note 23):
Loss from operations	—	—	(412)
Gain on disposal	12,464	3,285	283

Income (loss) from discontinued operations	12,464	3,285	(129)

Net income (loss)	$13,941	$(55,627)	$(11,329)

Basic income (loss) per share (Note 4):
Class A common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.18	.05	—

Net income (loss)	$.20	$(.79)	$(.13)

Class B common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.21	.05	—

Net income (loss)	$.23	$(.79)	$(.13)

Diluted income (loss) per share (Note 4):
Class A common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.17	.05	—

Net income (loss)	$.19	$(.79)	$(.13)

Class B common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.20	.05	—

Net income (loss)	$.22	$(.79)	$(.13)

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Deferred Compensation Payable in Common Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Deficit)				Total
								Unrealized Gain on Available- for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Currency Translation Adjustment	Unrecog- nized Pension Loss
Balance at December 29, 2003	$2,955	$5,910	$129,572	$341,642	$(203,168)	$10,160	$—	$1,313	$—	$(46)	$(732)	$287,606

Comprehensive income (loss):
Net income	—	—	—	13,941	—	—	—	—	—	—	—	13,941
Net unrealized gains on available-for-sale securities (Note 5)	—	—	—	—	—	—	—	3,026	—	—	—	3,026
Net unrealized losses on cash flow hedges (Note 13)	—	—	—	—	—	—	—	—	(6)	—	—	(6)
Net change in currency translation adjustment	—	—	—	—	—	—	—	—	—	9	—	9
Unrecognized pension loss (Note 25)	—	—	—	—	—	—	—	—	—	—	(86)	(86)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	16,884

Cash dividends (Note 16)	—	—	—	(18,168)	—	—	—	—	—	—	—	(18,168)
Common stock issued upon exercises of stock options (Note 17)	—	—	1,163	—	13,831	—	—	—	—	—	—	14,994
Deferred gains from exercises of stock options payable in common stock (Note 28)	—	—	(5,623)	—	(38,674)	44,297	—	—	—	—	—	—
Tax benefit from exercises of stock options	—	—	2,316	—	—	—	—	—	—	—	—	2,316
Equity in stock issuance costs incurred by an equity investee (Note 8)	—	—	(912)	—	—	—	—	—	—	—	—	(912)
Fair value of membership interests granted in future profits of a subsidiary (Note 17)	—	—	1,260	—	—	—	(1,260)	—	—	—	—	—
Share-based compensation expense (Note 17)	—	—	246	—	—	—	224	—	—	—	—	470
Other	—	—	74	—	189	—	(314)	—	—	—	—	(51)

Balance at January 2, 2005	$2,955	$5,910	$128,096	$337,415	$(227,822)	$54,457	$(1,350)	$4,339	$(6)	$(37)	$(818)	$303,139

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Deferred Compensation Payable in Common Stock	Unearned Compensation/ Note Receivable from Non-Executive Officer	Accumulated Other Comprehensive Income (Deficit)				Total
								Unrealized Gain on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustment	Unrecog- nized Pension Loss
Balance at January 2, 2005	$2,955	$5,910	$128,096	$337,415	$(227,822)	$54,457	$(1,350)	$4,339	$(6)	$(37)	$(818)	$303,139

Comprehensive income (loss):
Net loss	—	—	—	(55,627)	—	—	—	—	—	—	—	(55,627)
Net unrealized gains on available-for-sale securities (Note 5)	—	—	—	—	—	—	—	37	—	—	—	37
Net unrealized gains on cash flow hedges (Note 13)	—	—	—	—	—	—	—	—	2,054	—	—	2,054
Net change in currency translation adjustment	—	—	—	—	—	—	—	—	—	82	—	82
Unrecognized pension loss (Note 25)	—	—	—	—	—	—	—	—	—	—	(200)	(200)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(53,654)

Common stock issued from treasury in connection with the acquisition of RTM Restaurant Group (“RTM”) (Note 3)	—	—	63,723	—	81,542	—	—	—	—	—	—	145,265
Grant of stock options in connection with the acquisition of RTM (Note 17)	—	—	5,310	—	—	—	(1,183)	—	—	—	—	4,127
Cash dividends (Note 16)	—	—	—	(22,503)	—	—	—	—	—	—	—	(22,503)
Share-based compensation expense (Note 17)	—	—	16,979	—	—	—	13,076	—	—	—	—	30,055
Common stock issued upon exercises of stock options (Note 17)	—	—	(21,187)	—	25,210	—	—	—	—	—	—	4,023
Common stock received for exercise of stock options (Note 17)	—	—	16,523	—	(16,523)	—	—	—	—	—	—	—
Common stock issued for deferred compensation payable in common stock (Note 28)	—	—	—	—	54,457	(54,457)	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes on capital stock transactions (Note 17)	—	—	—	—	(47,063)	—	—	—	—	—	—	(47,063)
Grant of restricted stock (Note 17)	—	—	11,602	—	—	—	(11,602)	—	—	—	—	—
Grant of equity interests in subsidiaries (Note 17)	—	—	10,880	—	—	—	(10,880)	—	—	—	—	—
Tax benefit from capital stock transactions	—	—	33,680	—	—	—	—	—	—	—	—	33,680
Note receivable from non-executive officer assumed in the acquisition of RTM (Note 28)	—	—	—	—	—	—	(519)	—	—	—	—	(519)
Other	—	—	(836)	—	20	—	(164)	—	—	—	—	(980)

Balance at January 1, 2006	$2,955	$5,910	$264,770	$259,285	$(130,179)	$—	$(12,622)	$4,376	$2,048	$45	$(1,018)	$395,570

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Unearned Compensation/ Note Receivable from Non-Executive Officer	Accumulated Other Comprehensive Income (Deficit)				Total
							Unrealized Gain on Available- for-Sale Securities	Unrealized Gain on Cash Flow Hedges	Currency Translation Adjustment	Unrecog- nized Pension Recovery (Loss)
Balance as reported at January 1, 2006	$2,955	$5,910	$264,770	$259,285	$(130,179)	$(12,622)	$4,376	$2,048	$45	$(1,018)	$395,570
Cumulative effect of unrecorded adjustments from prior years (Note 16)	—	—	—	5,190	—	—	—	—	—	—	5,190

Balance as adjusted at January 1, 2006	2,955	5,910	264,770	264,475	(130,179)	(12,622)	4,376	2,048	45	(1,018)	400,760

Comprehensive income (loss):
Net loss	—	—	—	(11,329)	—	—	—	—	—	—	(11,329)
Net unrealized gains on available-for-sale securities (Note 5)	—	—	—	—	—	—	8,977	—	—	—	8,977
Net unrealized gains on cash flow hedges (Note 13)	—	—	—	—	—	—	—	189	—	—	189
Net change in currency translation adjustment	—	—	—	—	—	—	—	—	(92)	—	(92)
Recovery of unrecognized pension loss (Note 25)	—	—	—	—	—	—	—	—	—	327	327

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,928)

Common stock issued upon conversions and effective conversions of convertible notes (Notes 11 and 16)	—	163	71,460	—	106,195	—	—	—	—	—	177,818
Cash dividends (Note 16)	—	—	—	(70,040)	—	—	—	—	—	—	(70,040)
Accrued dividends on nonvested restricted stock (Note 17)	—	—	—	(551)	—	—	—	—	—	—	(551)
Reversal of unearned compensation (Notes 8 and 17)	—	—	(12,103)	—	—	12,103	—	—	—	—	—
Share-based compensation expense (Note 17)	—	—	15,889	—	—	—	—	—	—	—	15,889
Common stock issued upon exercises of stock options (Note 17)	—	1,139	(149,340)	—	156,797	—	—	—	—	—	8,596
Common stock received or withheld for exercise of stock options (Note 17)	—	(646)	162,348	—	(161,702)	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock (Note 17)	—	—	(2,758)	—	2,758	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes on capital stock transactions (Note 17)	—	(200)	(38,776)	—	(17,600)	—	—	—	—	—	(56,576)
Collection of note receivable from non-executive officer (Note 28)	—	—	—	—	—	519	—	—	—	—	519
Other	—	—	119	—	36	—	—	—	—	—	155

Balance at December 31, 2006	$2,955	$6,366	$311,609	$182,555	$(43,695)	$—	$13,353	$2,237	$(47)	$(691)	$474,642

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
Cash flows from continuing operating activities:
Net income (loss)	$13,941	$(55,627)	$(11,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Operating investment adjustments, net (see below)	(20,567)	(544,814)	574,393
Depreciation and amortization of properties	15,099	27,965	52,876
Amortization of other intangible assets and certain other items	4,962	8,705	13,351
Amortization of deferred financing costs and original issue discount	2,627	2,905	2,111
Write-off of previously unamortized deferred financing costs and original issue discount on early extinguishments of debt	—	4,772	5,010
Share-based compensation provision	470	30,251	15,928
Minority interests in income of consolidated subsidiaries	2,917	8,762	11,523
Payment of withholding taxes relating to share-based compensation	—	(49,943)	(56,576)
Deferred income tax benefit	(6,101)	(17,044)	(874)
Gain on sale of unconsolidated businesses	(154)	(13,068)	(3,981)
Deferred asset management fees recognized	(95)	(3,838)	(2,406)
(Income) loss from discontinued operations	(12,464)	(3,285)	129
Unfavorable lease liability recognized	(1,382)	(2,447)	(5,419)
Equity in undistributed earnings of investees	(2,219)	(1,713)	(2,725)
Receipt of deferred vendor incentive, net of amount recognized	—	—	5,828
Straight-line rent accrual	1,051	3,726	6,294
Charge for common stock issued to induce effective conversions of convertible notes	—	—	4,023
Deferred compensation provision	2,585	2,296	1,720
Release of income tax and related interest accruals	(18,934)	—	—
Other, net	25	(867)	(586)
Changes in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	(9,106)	(8,256)	2,771
(Increase) decrease in inventories	194	(1,554)	1,072
Increase in prepaid expenses and other current assets	(732)	(7,491)	(2,719)
Increase (decrease) in accounts payable and accrued expenses and other current liabilities	14,843	34,392	(8,363)

Net cash provided by (used in) continuing operating activities (A)	(13,040)	(586,173)	602,051

Cash flows from continuing investing activities:
Investment activities, net (see below)	(37,471)	508,324	(426,653)
Capital expenditures	(12,141)	(35,390)	(80,250)
Cost of business acquisitions less cash acquired of $1,014 in 2004 and $7,606 in 2005 and less equity consideration of $149,392 in 2005	(93,893)	(198,193)	(2,886)
Proceeds from disposition of restaurants	570	3,484	8,081
Collection of notes receivable	—	5,000	931
Transfers from restricted cash equivalents collateralizing long-term debt	117	30,547	—
Other, net	(1,227)	2,678	(3,668)

Net cash provided by (used in) continuing investing activities	(144,045)	316,450	(504,445)

Cash flows from continuing financing activities:
Proceeds from issuance of term loan in connection with the RTM Acquisition	—	620,000	—
Proceeds from issuance of other long-term debt and notes payable	—	10,981	25,876
Proceeds from exercises of stock options	14,994	4,023	8,596
Repayments of long-term debt in connection with the RTM Acquisition	—	(480,355)	—
Repayments of other long-term debt and notes payable	(37,001)	(38,295)	(76,721)
Dividends paid	(18,168)	(22,503)	(70,040)
Net contributions from (distributions to) minority interests in consolidated subsidiaries	5,083	23,828	(39,932)
Deferred financing costs	—	(13,262)	—

Net cash provided by (used in) continuing financing activities	(35,092)	104,417	(152,221)

Net cash used in continuing operations	(192,177)	(165,306)	(54,615)

Net cash provided by (used in) discontinued operations:
Operating activities	(341)	(319)	(73)
Investing activities	—	473	—

	(341)	154	(73)

Net decrease in cash and cash equivalents	(192,518)	(165,152)	(54,688)
Cash and cash equivalents at beginning of year	560,510	367,992	202,840

Cash and cash equivalents at end of year	$367,992	$202,840	$148,152

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
Detail of cash flows related to investments:
Operating investment adjustments, net:
Proceeds from sales of trading securities and net settlements of trading derivatives	$327,758	$2,006,404	$7,411,584
Cost of trading securities purchased	(343,041)	(2,541,328)	(6,832,255)
Net recognized losses from trading securities, derivatives and short positions in securities	2,491	993	262
Other net recognized gains, net of other than temporary losses	(6,125)	(12,207)	(6,702)
Other	(1,650)	1,324	1,504

	$(20,567)	$(544,814)	$574,393

Investing investment activities, net:
Payments to cover short positions in securities	$(119,835)	$(2,373,062)	$(8,943,610)
Proceeds from securities sold short	100,231	2,690,299	8,624,893
Proceeds from sales of (payments under) repurchase agreements, net	15,152	506,124	(521,356)
Proceeds from sales and maturities of available-for-sale securities and other investments	232,953	160,293	169,524
Cost of available-for-sale securities and other investments purchased	(256,967)	(147,542)	(91,105)
(Increase) decrease in restricted cash collateralizing securities obligations	(9,005)	(327,788)	335,001

	$(37,471)	$508,324	$(426,653)

Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$36,250	$62,991	$119,968

Income taxes, net of refunds	$1,882	$2,353	$1,265

Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$12,141	$36,671	$97,946
Amounts representing capitalized lease and certain sales-leaseback obligations	—	(1,281)	(17,696)

Capital expenditures paid in cash	$12,141	$35,390	$80,250

(A)

Net cash used in continuing operating activities reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net proceeds from sales of repurchase agreements. Net cash provided by continuing operating activities reflects the significant net sales of trading securities and net settlements of trading derivatives, the proceeds from which were principally used to cover short positions in securities and make payments under repurchase agreements. All of these purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these consolidated financial statements. Triarc Companies, Inc. (collectively with its subsidiaries, the “Company”) effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions, effective September 29, 2006. Accordingly, the Company no longer consolidates the cash flows of the Opportunities Fund subsequent to September 29, 2006. Under accounting principles generally accepted in the United States of America, the net sales (purchases) of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from (payments to cover) securities sold short and the net sales of (payments under) repurchase agreements are reported in continuing investing activities.

Due to their non-cash nature, the following transactions are not reflected in the respective consolidated statements of cash flows (amounts in whole shares and dollars):

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

In July 2004, the Company purchased a 63.6% capital interest in Deerfield & Company LLC (“Deerfield”) for $94,907,000, including expenses of $8,375,000. The purchase price, less cash of Deerfield of $1,014,000, resulted in a net use of the Company’s cash of $93,893,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired, excluding cash acquired	$119,979
Net cash paid for the 63.6% capital interest	(93,893)

Liabilities assumed, including minority interests	$26,086

See Note 3 for further disclosure of this transaction.

In December 2004, in connection with a private offering of shares of Deerfield Triarc Capital Corp., a real estate investment trust (the “REIT”) managed by the Company through Deerfield, the Company was granted 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT (collectively, the “Restricted Investments”). The Restricted Investments represent share- based compensation granted in consideration of the Company’s management of the REIT. The Restricted Investments were recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income. See Note 8 for further disclosure of this transaction.

On July 25, 2005, the Company completed the acquisition of substantially all of the equity interests or the assets of the entities comprising RTM Restaurant Group (“RTM”) for a total consideration of $363,575,000, subject to a post-closing adjustment and including related expenses of $17,366,000 and before reduction for loss on settlement of unfavorable franchise rights of $17,024,000. The purchase price for RTM, less cash and equity consideration resulted in a net use of the Company’s cash of $194,697,000, which does not include $3,496,000 of cash for other restaurant acquisitions in 2005. In conjunction with this acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired, excluding cash acquired of $7,592	$805,994
Net cash paid	(194,697)
Equity consideration (stock issued and stock options granted)	(149,392)
Other non-cash adjustments	5,130

Liabilities assumed	$467,035

See Note 3 for further disclosure of all of these acquisitions.

During 2004, the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the “Executives”) exercised an aggregate 3,250,000 stock options, each of which was exercisable for a package (the “Package Options”) of one share of class A common stock and two shares of class B common stock under the Company’s equity plans and paid the exercise prices utilizing shares of the Company’s class B common stock effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $44,297,000, represented by 1,334,323 shares of class A common stock and 2,668,630 shares of class B common stock based on the market prices at the dates of exercises. All such shares were held in two deferred compensation trusts until their release in December 2005. The aggregate resulting non-cash obligation of $44,297,000 was reported in the “Deferred compensation payable in common stock” component of “Stockholders’ equity” in the accompanying consolidated statement of stockholders’ equity for the year ended January 2, 2005. On December 29, 2005 the Company accelerated the delivery of all of the shares held in the two deferred compensation trusts to the Executives. As a result of this acceleration, $54,457,000 of “Deferred compensation payable in common stock,” including $10,160,000 from deferred gains recorded prior to December 29, 2003, was satisfied with an offsetting reduction in “Common stock held in treasury” during the year ended January 1, 2006. See Note 28 for further disclosure of these transactions.

In connection with the accelerated delivery of shares from the deferred compensation trusts disclosed in the paragraph above as well as the delivery of shares upon the exercise of stock options during 2005,

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

principally including the Executives, the exercise prices were paid utilizing an aggregate of 298,823 and 766,043 shares of the Company’s class A and class B common stock, respectively, held by them and effectively owned by them for more than six months at the dates the options were exercised. The aggregate fair value of the shares tendered of $16,523,000 was recorded within “Stockholders’ Equity” as a charge to “Common stock held in treasury” with an equal offsetting increase in “Additional paid-in capital.” In addition, during 2005, the Company withheld from delivery to the Executives an aggregate of 1,059,957 and 1,954,908 shares of the Company’s class A and class B common stock, respectively, to satisfy minimum statutory withholding taxes in connection with the accelerated delivery of shares from the deferred compensation trusts referred to above and the delivery of shares upon the Executives’ exercise of stock options. The aggregate fair value of the shares withheld of $47,063,000, based on the closing market prices of the Company’s class A and class B common shares on the dates of the respective transactions, was recorded within “Stockholders’ equity” as a charge to “Common stock held in treasury” with an equal offsetting increase in “Accrued expenses and other current liabilities” representing the amount of the withholding taxes that the Company was required to pay. See notes 16, 17 and 28 for further disclosure of certain of these transactions.

On March 14, 2005, the Company granted certain officers and key employees 149,155 and 731,411 contingently issuable performance-based restricted shares of class A common stock and class B common stock (the “Restricted Shares”), respectively, under one of its equity plans. The Restricted Shares vest or vested ratably over three years, subject to meeting, in each case, certain increasing class B common stock market price targets. On March 14, 2006, an aggregate of 49,718 and 243,305 restricted shares of class A common stock and class B common stock, respectively, vested and the aggregate fair value of the shares vested of $2,758,000 was recorded within “Stockholders’ equity” as a charge to “Additional paid-in capital” with an equal offsetting credit in “Common stock held in treasury.” See notes 16 and 17 for further disclosure of this transaction.

On December 14, 2006 the Company amended all outstanding stock options under its equity plans by permitting optionees to pay both the exercise price and applicable minimum statutory withholding taxes by having the Company withhold shares that would have been issued to the optionee upon exercise. During 2006 the Company withheld from delivery to employees of the Company an aggregate of 1,720,342 and 6,466,015 shares of the Company’s class A and class B common stock, respectively, to pay the exercise price related to the exercise of stock options. The aggregate fair value of the shares withheld of $162,348,000 was recorded within “Stockholders’ equity,” consisting of charges of $161,702,000 to “Common stock held in treasury” and $646,000 to “Class B common stock,” both with an equal offsetting increase in “Additional paid-in capital.”

In connection with the exercise of stock options and the vesting of the Restricted Shares referred to above, during 2006, the Company withheld from delivery to employees of the Company, an aggregate of 763,519 and 2,087,442 shares of the Company’s class A and class B common stock, respectively, to satisfy minimum statutory withholding taxes in connection with the delivery of shares upon the exercise of stock options and the vesting of Restricted Shares. The aggregate fair value of the shares withheld of $56,576,000 was recorded within “Stockholders’ equity” consisting of charges of $38,776,000 to “Additional paid-in capital,” $17,600,000 to “Common stock held in treasury” and $200,000 to “Class B common stock,” all with an equal offsetting increase in “Accrued expenses and other current liabilities,” representing the fair value of the shares withheld for taxes. See notes 16, 17 and 28 for further disclosure of these transactions.

During 2006, an aggregate $172,900,000 principal amount of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) were converted or effectively converted into an aggregate of 4,323,000 shares of class A common stock and 8,645,000 shares of class B common stock (see Note 11). In order to induce the effective conversions, the Company paid negotiated premiums aggregating $8,998,000 to certain converting noteholders consisting of cash of $4,975,000 and 244,000 shares of class B common stock with an aggregate fair value of $4,023,000 based on the closing market price of the Company’s class B common stock on the dates of the effective conversions. The aggregate resulting increase to “Stockholders’ equity” was $177,818,000 consisting of the $172,900,000 principal amount of the Convertible Notes, the $4,023,000 fair value for the shares issued for premiums and the $895,000 fair value of 54,000 shares of class B common stock issued to certain noteholders who agreed to receive such shares in lieu of a cash payment for accrued interest.

See accompanying notes to consolidated financial statements

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Triarc Companies, Inc. (“Triarc” and, collectively with its subsidiaries, the “Company”) and its subsidiaries during the periods they were owned by the Company. The principal subsidiaries of the Company as of December 31, 2006 are Arby’s Restaurant Group, Inc. (“ARG”) and Deerfield & Company LLC (“Deerfield”). ARG is a wholly-owned subsidiary that owns Arby’s, LLC (“Arby’s”), Sybra, Inc. (“Sybra”) and Arby’s Restaurant, LLC (“Arby’s Restaurant”). Sybra and Arby’s Restaurant own the entities comprising the RTM Restaurant Group (“RTM”), which was acquired by the Company on July 25, 2005. The Company acquired a 63.6% capital and profits interest in Deerfield on July 22, 2004 through a then wholly-owned subsidiary, Triarc Deerfield Holdings, LLC (“TDH”). Deerfield owns Deerfield Capital Management LLC (“Deerfield Capital”). Effective August 20, 2004 Deerfield granted membership interests in future profits (the “Profit Interests”) to certain of its key employees, which reduced the Company’s interest in profits of Deerfield subsequent to August 19, 2004 to 61.5% (see Note 17). On November 10, 2005, pursuant to an equity arrangement approved by the Company, certain members of Triarc’s management subscribed for equity interests (the “Deerfield Equity Interests”) in TDH, each of which consists of a capital interest portion and a profits interest portion. The Deerfield Equity Interests have the effective result of reducing the Company’s 61.5% interest in the profits of Deerfield to as low as 52.3%, depending on the level of Deerfield profits. See Note 17 for further discussion of the terms of these interests. The consolidated financial statements also include the accounts of Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), for the period from its commencement on October 4, 2004 through the date of the Company’s effective redemption of its investment on September 29, 2006. The Company’s other subsidiaries as of December 31, 2006 that are referred to in these notes to consolidated financial statements include National Propane Corporation (“National Propane”); SEPSCO, LLC (“SEPSCO”); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. (“Adams”); Madison West Associates Corp. which owns 80.1% of 280 BT Holdings LLC (“280 BT”); Jurl Holdings, LLC (“Jurl”) (see Note 17); and the DM Fund, LLC (the “DM Fund”) which commenced on March 1, 2005 and in which the Company owned a 67% capital interest prior to the redemption of its investment on December 31, 2006. The receivable for the redemption of the DM Fund as of December 31, 2006 of $5,523,000, which represents the carrying value of the investment immediately prior to its redemption, is classified within “Investment settlements receivable” in the accompanying consolidated balance sheet. This $5,523,000 receivable was fully collected as of January 16, 2007. Effective October 3, 2005, the Company also consolidates AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which the Company has voting interests of less than 50%, but with respect to which the Company is deemed to be the primary beneficiary under accounting principles generally accepted in the United States of America (“GAAP”) (see Note 24 for further discussion). In addition, the Company consolidates 30 local advertising cooperatives for which the Company has a greater than 50% voting interest. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for further disclosure of the acquisitions referred to above.

Fiscal Year

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund report or reported on a calendar year ending on December 31. The Company’s 2004 fiscal year contained 53 weeks and each of its 2005 and 2006 fiscal years contained 52 weeks. Such periods are referred to herein as (1) “the year ended January 2, 2005” or “2004,” which commenced on December 29, 2003 and ended on January 2, 2005, except that for this period, Deerfield and the Opportunities Fund are included commencing July 23, 2004 and October 4, 2004, respectively, through their year-end of December 31, 2004, (2) “the year ended January 1, 2006” or “2005,” which commenced on January 3, 2005 and ended on January 1, 2006 except that (a) RTM is included commencing July 26, 2005 and (b) Deerfield, the Opportunities Fund and, commencing March 1, 2005, the DM Fund are included on a calendar year basis and (3) “the year ended December 31, 2006” or “2006” which

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

commenced on January 2, 2006 and ended on December 31, 2006 except that (a) Deerfield and the DM Fund are included on a calendar year basis and (b) the Opportunities Fund is included from January 1, 2006 through its September 29, 2006 redemption date. The effect of including Deerfield, the Opportunities Fund and the DM Fund on a calendar year basis instead of the Company’s fiscal year basis was not material to the Company’s consolidated financial position or results of operations. January 1, 2006 and December 31, 2006 are referred to herein as “Year-End 2005” and “Year-End 2006,” respectively. All references to years and year- ends herein relate to fiscal years rather than calendar years except with respect to Deerfield, the Opportunities Fund and the DM Fund as disclosed above.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash equivalents principally consist of cash in mutual fund money market and bank money market accounts, cash in interest-bearing brokerage and bank accounts, commercial paper of high credit-quality entities, United States government debt securities and securities purchased under agreements to resell the following day collateralized by United States government and government agency debt securities.

Investments

Short-Term Investments

Short-term investments include (1) debt securities and marketable equity securities with readily determinable fair values, (2) other short-term investments that are not readily marketable, including investments in limited partnerships and similar investment entities, (3) preferred shares of collateralized debt obligation vehicles (“CDOs”) for which the Company acts as collateral manager and (4) short-term derivative instruments. The Company’s debt and marketable equity securities are classified and accounted for either as “available-for-sale” or “trading” and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income or included as a component of net income, respectively. The Company uses the specific identification method to determine the cost or the amount reclassified out of accumulated other comprehensive income (deficit) into earnings or loss of securities sold for all marketable securities, as applicable. Other short-term equity investments that are not readily marketable as of January 1, 2006 and December 31, 2006 consist entirely of investments in which the Company does not have significant influence over the investees (“Cost Investments”). Cost Investments are accounted for under the cost method (the “Cost Method”). Preferred shares of CDOs are considered financial assets subject to prepayment, are accounted for similar to debt securities as described above and are classified as available-for-sale securities. Interest income is accreted on the preferred shares of CDOs over the respective estimated lives of the CDOs primarily using the effective yield method. Derivative instruments are carried at fair value and, to the extent they are held in trading portfolios, are accounted for similar to, and classified as, trading securities. Short-term investments that represent collateral for other financial instruments are separately classified in the accompanying consolidated balance sheets as “Short-term investments pledged as collateral.”

See Note 5 for further disclosure of the Company’s short-term investments.

Non-Current Investments

The Company’s non-current investments consist of (1) investments in which the Company has significant influence over the operating and financial policies of the investee (“Equity Investments”) which are accounted for in accordance with the equity method (the “Equity Method”), (2) Cost Investments which are accounted for under the Cost Method and (3) unvested restricted stock and stock option investments in Deerfield Triarc Capital Corp., a real estate investment trust (the “REIT”), that were received by the Company for acting as the REIT’s investment manager. Under the Equity Method each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

investee since its acquisition or date of vesting for restricted stock in the REIT. The Company’s consolidated results of operations include such proportionate share of income or loss. The restricted stock and stock options were recorded at fair value and the unvested portion is adjusted for any subsequent changes in their fair value.

See Note 8 for further disclosure of the Company’s non-current investments.

Equity Investments

The difference, if any, between the carrying value of the Company’s Equity Investments and its underlying equity in the net assets of each investee (the “Carrying Value Difference”) is accounted for as if the investee were a consolidated subsidiary. For acquisitions of Equity Investments prior to December 31, 2001, any Carrying Value Difference is amortized on a straight-line basis over 15 years. Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Accordingly, for acquisitions of Equity Investments after December 30, 2001, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary. To the extent the Carrying Value Difference represents goodwill, it is not amortized. Where the Carrying Value Difference represents an excess of the Company’s interest in the underlying net assets of an investee over the carrying value of the Company’s Equity Investment, such excess is allocated as a reduction of the Company’s proportionate share of certain assets of the investee with any unallocable portion recognized in results of operations.

Securities Sold With an Obligation to Purchase

Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income or loss.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase for fixed amounts at specified future dates, which related entirely to the Opportunities Fund, are considered collateralized financing transactions and were recorded at the contractual amounts required to settle the liabilities.

All Investments

The Company reviews its investments in which the Company has unrealized losses and recognizes an investment loss as a component of net income for any such unrealized losses deemed to be other than temporary (“Other Than Temporary Losses”) with a corresponding permanent reduction in the cost basis component of the investments. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the net unrealized gain or a decrease in the net unrealized loss on the available-for-sale investments component of “Comprehensive income (loss).” For investments other than preferred shares of CDOs, the Company considers such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. For preferred shares of CDOs, the Company considers whether there has been any adverse change in the estimated cash flows of the investments in the CDOs as well as the prospect for future recovery, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Gain on Issuance of Investee Stock

The Company recognizes a gain or loss upon the sale by an Equity Investment of its previously unissued stock to third parties to the extent of the decrease in the Company’s ownership of the investee and, in the instance of a gain, to the extent realization of the gain is reasonably assured.

Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out method.

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: 1 to 10 years for office and restaurant equipment, 3 to 15 years for transportation equipment, 7 to 30 years for buildings and 5 to 10 years for owned site improvements. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company believes it is reasonably assured of exercising.

Amortization of Intangibles and Deferred Costs

Goodwill, representing the costs in excess of net assets of acquired companies, is not amortized.

Asset management contracts are amortized on the straight-line basis over their estimated lives of 5 to 27 years for CDO contracts and 15 years for contracts under which the Company manages investment funds.

Other intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles: the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases; 20 years for reacquired rights under franchise agreements; 3 to 5 years for costs of computer software acquired new; 2 years for costs of computer software acquired used; 15 years for trademarks and distribution rights and 3 to 8 years for non-compete agreements.

Deferred financing costs and original issue debt discount are amortized as interest expense over the lives of the respective debt using the interest rate method.

See Note 9 for further information with respect to the Company’s intangible assets.

Impairments

Goodwill

The Company reviews its goodwill for impairment at least annually. The amount of impairment, if any, in goodwill is measured by the excess, if any, of the net carrying amount of the goodwill over its implied fair value.

Although the Company reports its Company-owned restaurants and its franchising of restaurants as one business segment and acquired Sybra and RTM with the expectation of strengthening and increasing the value of its Arby’s brand, its Company-owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under SFAS 142. Accordingly, goodwill is tested for impairment at the Company-owned restaurant level based on its separate cash flows independent of the Company’s strategic reasons for owning restaurants. The reporting unit for Company-owned restaurants includes the restaurants

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

acquired in both the December 2002 acquisition of Sybra, Inc. (the “Sybra Acquisition”) and the acquisition of RTM (see Note 3).

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed.

See Note 19 for further disclosure related to the Company’s impairment charges.

Derivative Instruments

The Company’s derivative instruments, excluding those that may be settled in its own stock and therefore not subject to the guidance in SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” are recorded at fair value (the “Fair Value Derivatives”). Changes in fair value of the Fair Value Derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gains (losses) on cash flow hedges” component of “Accumulated other comprehensive income (deficit)” in the accompanying consolidated statements of stockholders’ equity to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations. Changes in fair value of the Fair Value Derivatives that have not been designated as hedging instruments are included in the consolidated statements of operations.

See Note 13 for further disclosure related to the Company’s derivative instruments.

Share-Based Compensation

Effective January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant. The Company previously used the intrinsic value method as discussed below. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use retrospective application. Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company’s results of operations commencing January 2, 2006, and prior periods are not restated. As required under SFAS 123(R), the Company has reversed the unamortized “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting reduction of “Additional paid-in capital” as of January 2, 2006 and is now recognizing compensation expense during the year determined in accordance with SFAS 123(R) as disclosed herein with an equal offsetting increase in “Additional paid-in capital.” Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, determined based on historical experience. Under the pro forma disclosure provisions of SFAS 123 which are set forth later in this footnote, forfeitures were recognized as incurred. Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R). Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted commencing January 2, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

As permitted under FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” issued in November 2005, the Company elected the specified “short-cut” method to calculate its beginning hypothetical pool of additional paid-in capital (the “APIC Pool”) representing excess tax benefits available to absorb tax deficiencies, if any, recognized subsequent

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

to the adoption of SFAS 123(R) both determined in connection with and as of the dates of the exercises of share-based awards. Such “short-cut” method provides a simplified approach to calculating the APIC Pool based on the cumulative annual net increases or decreases in excess tax benefits rather than an award-by-award analysis since the effective date of SFAS 123 in 1995. This accounting policy election had no effect on the Company’s consolidated financial position or results of operations in 2006 since the exercises of share-based awards in 2006 resulted in excess tax benefits which could not be currently recognized.

Prior to January 2, 2006, the Company accounted for its employee share-based compensation as follows. The Company measured compensation costs under the intrinsic value method rather than the fair value method. Under the intrinsic value method, compensation cost for the Company’s stock options was measured as the excess, if any, of the market price of the Company’s class A common stock (the “Class A Common Stock” or “Class A Common Shares”), and/or class B common stock, series 1 (the “Class B Common Stock” or “Class B Common Shares”), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such excess amounts were amortized as compensation expense over the vesting period of the related stock options. The Company’s contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the “Restricted Shares”) were accounted for as variable plan awards, since they vest only if the Company’s Class B Common Stock meets certain market price targets. The Company measured compensation costs for its Restricted Shares by estimating the expected number of shares that will ultimately vest based on the market price of its Class B Common Stock at the end of each period. Such amounts were recognized ratably as compensation expense over the vesting period of the related Restricted Shares and were adjusted based on the market price of the Class B Common Stock at the end of each period. Compensation cost for equity instruments of certain subsidiaries granted to certain officers and key employees (the “Equity Interests”) was measured as the excess, if any, of the estimated market value of the respective equity instrument at the date of grant over the amount, if any, the employee must pay for the instrument and was amortized over the respective vesting period. See Note 17 for further disclosure with respect to the Company’s employee share-based compensation.

A summary of the effect of adopting SFAS 123(R) on selected reported items for the year ended December 31, 2006 as compared with the intrinsic value method previously used by the Company is as follows (in thousands except per share amounts):

	2006
	As Reported	Difference Between As Reported and Intrinsic Value Method(a)
Income (loss) from continuing operations before income taxes and minority interests	$4,712	$(156,268)
Loss from continuing operations	(11,200)	(99,476)
Net loss	(11,329)	(99,476)
Basic and diluted loss per share of Class A Common Stock and Class B Common Stock	(.13)	(1.15)
Net cash provided by continuing operating activities	602,051	—
Net cash used in continuing financing activities	(152,221)	—

(a)

Includes $159,689,000 of compensation expense for the intrinsic value of stock options modified as a result of the reduction of their exercise prices for each of the special cash dividends paid by the Company in 2006, as disclosed in more detail in Note 17. Such adjustments did not result in any actual compensation expense in the 2006 “As Reported” amounts under SFAS 123(R), since the fair value of the options immediately after each of the adjustments was less than the fair value immediately before the adjustments.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

As of December 31, 2006, there was $7,920,000 of total unrecognized compensation cost related to nonvested share-based compensation grants which would be recognized over a weighted-average period of 1.2 years.

The accompanying consolidated statements of operations for the years ended January 2, 2005 and January 1, 2006 were not restated since the Company elected not to use retrospective application under SFAS 123(R). A summary of the effect on net income (loss) and net income (loss) per share for those years as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model), Restricted Shares and Equity Interests is as follows (in thousands except per share data):

	2004	2005
Net income (loss), as reported	$13,941	$(55,627)
Reversal of share-based compensation expense determined under the intrinsic value method included in reported net income or loss, net of related income taxes and minority interests (Note 17)	295	21,445
Recognition of share-based compensation expense determined under the fair value method, net of related income taxes and minority interests	(2,329)	(31,454	)(a)

Net income (loss), as adjusted	$11,907	$(65,636)

Basic income (loss) per share:
Class A Common Stock:
As reported	$.20	$(.79)
As adjusted	.17	(.94)
Class B Common Stock:
As reported	.23	(.79)
As adjusted	.20	(.94)
Diluted income (loss) per share:
Class A Common Stock:
As reported	.19	(.79)
As adjusted (b)	.17	(.94)
Class B Common Stock:
As reported	.22	(.79)
As adjusted (b)	.20	(.94)

(a)

Includes, in addition to the higher level of share-based compensation recorded under the fair value method as compared with the intrinsic value method, $5,286,000 of share-based compensation expense, net of related income taxes, due to the incremental amortization in 2005 of all remaining unearned compensation which would have been recorded if the Company accounted for share-based compensation under the fair value method with respect to 4,456,500 outstanding employee stock options exercisable for Class B Common Shares that were immediately vested by the Company on December 21, 2005 (see Note 17).

(b)

Diluted net income (loss) per share, as adjusted, is the same as basic net income (loss) per share, as adjusted, for each share of the Class A and Class B Common Stock since the Company would have had a loss from continuing operations, on an as adjusted basis, in each of the years presented. As such, the effect of all potentially dilutive securities on the loss per share from continuing operations, as adjusted, would have been antidilutive and are not included in the calculation of diluted net income (loss) per share.

See Note 17 for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values, as calculated under the Black-Scholes Model, of stock options granted in 2004 and 2005 reflected in the table above.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Treasury Stock

Common stock held in treasury is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

Costs of Business Acquisitions

The Company defers any costs incurred relating to the pursuit of business acquisitions while the potential acquisition process is ongoing. If the acquisition is successful, such costs are then included as a component of the purchase price of the acquired entity. Whenever the Company decides it will no longer pursue a potential acquisition, any related deferred costs are expensed at that time. However, if the Financial Accounting Standards Board (the “FASB”) issues the proposed Statement of Financial Accounting Standards, “Business Combinations, a replacement of FASB Statement No. 141,” in its current form, subsequent to the adoption date of that proposed standard all such costs will be required to be expensed when incurred.

Foreign Currency Translation

Financial statements of foreign subsidiaries are prepared in their local currency and translated into United States dollars at the exchange rate as of the balance sheet date for assets and liabilities and at a monthly average rate for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the “Currency translation adjustment” component of “Accumulated other comprehensive income (deficit)” in the accompanying consolidated statements of stockholders’ equity.

Income Taxes

The Company files a consolidated Federal income tax return with all of its corporate subsidiaries. The Company provides or provided for Federal income taxes on the income of Deerfield, the Opportunities Fund and the DM Fund, net of minority interests since, as limited liability companies, their income is includable in the Federal income tax returns of its various members. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes. Interest accrued for income tax contingencies is charged to “Interest expense” in the Company’s consolidated statements of operations.

Revenue Recognition

Net sales by Company-owned restaurants are recognized upon delivery of food to the customer. Net sales excludes sales taxes collected from the Company’s customers which are instead recorded in “Accrued expenses and other current liabilities” in the consolidated balance sheets. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area being developed and are recorded as deferred income when received and are recognized as revenue when each restaurant is opened in the same manner as franchise fees for individual restaurants. Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee. Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Through the third quarter of 2004, franchise fee credits under a discontinued restaurant remodel incentive program were recognized as a reduction of franchise fee revenue. These credits were recognized when a franchisee earned the available credits by opening new restaurants within the time frame allowed under the remodel program since the Company had

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

not incurred any obligation until the new restaurant was opened and the use of the credit did not result in any loss to the Company.

Asset management and related fees consist of the following types of revenues generated by the Company in its capacity as the investment manager for various investment funds and private investment accounts (collectively with the REIT, the “Funds”) and as the collateral manager for various CDOs: (1) management fees, (2) incentive fees and (3) other related fees. Management fees are recognized as revenue when the management services have been performed for the period and sufficient cash flows have been generated by the CDOs to pay the fees under the terms of the related management agreements. In connection with these agreements, the Company has subordinated receipt of certain of its management fees which are not recognized until they are no longer subordinated. In addition, the Company recognizes non-cash management fee revenue related to its restricted stock and stock options in the REIT based on their current fair values which are amortized from deferred income to revenues over the vesting period. Incentive fees are based upon the performance of the Funds and CDOs and are recognized as revenues when the amounts become fixed and determinable upon the close of a performance period for the Funds and all contingencies have been resolved. Contingencies may include the achievement of minimum CDO or Fund performance requirements specified under certain agreements with some investors to provide minimum rate of return or principal loss protection. Other related fees primarily include structuring and warehousing fees earned by the Company for services provided to CDOs and are recognized as revenues upon the rendering of such services and the closing of the respective CDO.

Advertising Costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-owned restaurants. The Company accounts for contributions made by the Company-owned restaurants to advertising cooperatives as an expense the first time the related advertising takes place for those advertising cooperatives that are consolidated by the Company or as an expense when the related net sales are recognized for those respective advertising cooperatives that are not consolidated by the Company. In addition, through 2005 the Company made certain contributions to AFA, which were not dependent on net sales, specifically as part of a national cable television advertising campaign, which were also expensed the first time the related advertising took place. All other advertising costs are expensed as incurred. Substantially all of the “Advertising and promotions” expenses in the accompanying consolidated statements of operations for 2004, 2005 and 2006 represent advertising costs.

Casualty Insurance

The Company self-insures certain of its casualty insurance. The Company provides for its estimated cost to settle both known claims and claims incurred but not yet reported based on calculations provided by an independent consulting actuary. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company as well as industrywide loss experience, and other actuarial assumptions.

Rental Expense

Rental expense, including scheduled rent increases, is recognized on a straight-line basis over the term of the respective operating lease, including periods covered by renewal options that the Company believes it is reasonably assured of exercising (“Straight-Line Rent”).

Reclassifications

Certain amounts included in the accompanying prior years’ consolidated financial statements and footnotes thereto have been reclassified to conform with the current year’s presentation.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Materiality of Unrecorded Adjustments

The Company does not record all immaterial adjustments in its consolidated financial statements. The Company performs a materiality analysis based on all relevant quantitative and qualitative factors. Effective December 31, 2006 the Company quantifies materiality of unrecorded adjustments in accordance with Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Measurements in Current Year Financial Statements” (“SAB 108”) issued by the Securities and Exchange Commission (the “SEC”). The impact on the current year financial statements of recording all potential adjustments, including both the carryover and reversing effects of amounts not recorded in prior years, are considered. Unrecorded adjustments are quantified using a balance sheet and an income statement approach which considers both (1) the amount of the misstatement originating in the current year income statement (generally referred to as the “Rollover” approach) and (2) the cumulative amount of the misstatements at the end of the current year (generally referred to as the “Iron Curtain” approach). Prior to December 31, 2006, the Company used only the Rollover approach to quantify the materiality of unrecorded adjustments.

See Note 16 for further disclosure related to the Company’s adoption of SAB 108 and the related adjustment to beginning retained earnings.

(2) Significant Risks and Uncertainties

Nature of Operations

The Company operates in two business segments: restaurants and, effective with the acquisition of Deerfield on July 22, 2004, asset management.

The restaurant segment is operated through franchised and Company-owned Arby’s® quick service restaurants specializing in slow-roasted roast beef sandwiches. Arby’s restaurants also offer an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. These include Arby’s Market Fresh® sandwiches, salads and wraps. Some of the Arby’s system-wide restaurants are multi-branded with the Company’s T.J. Cinnamons® product line. The franchised restaurants are principally located throughout the United States and, to a much lesser extent, Canada. The Company’s owned restaurants are located in 28 states, with the largest number in Michigan, Ohio, Indiana, Georgia, Florida and Pennsylvania. Information concerning the number of Arby’s franchised and Company-owned restaurants is as follows:

	2004	2005	2006
Franchised restaurants opened	93	76	94
Franchised restaurants closed	(79)	(46)	(40)
Franchised restaurants acquired by the Company principally in the acquisition of RTM (Note 3)	—	(791)	(13)
Company-owned restaurants sold to franchisees	—	1	16
Franchised restaurants open at end of year	3,228	2,467	2,524
Company-owned restaurants open at end of year	233	1,039	1,061
System-wide restaurants open at end of year	3,461	3,506	3,585

The asset management segment is comprised of an asset management company that offers a diverse range of fixed income and credit-related strategies to institutional investors principally from its domestic offices. It currently provides asset management services for CDOs and Funds, including the REIT, but may expand its services into other types of investments.

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
December 31, 2006

consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

The Company’s significant estimates which are susceptible to change in the near term relate to (1) provisions for the resolution of income tax contingencies subject to future examinations of the Company’s Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations,” (see Note 15), (2) provisions for the resolution of legal and environmental matters (see Note 29), (3) the valuation of investments and liability positions related to investments which are not publicly traded (see Note 14), (4) provisions for Other Than Temporary Losses (see Notes 1 and 20) and (5) estimates of impairment of the carrying values of long-lived assets of the restaurant business (see Notes 1 and 19). The Company’s estimates of each of these items historically have been adequate. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term. In this connection, the Company’s results of operations were materially impacted by the release of income tax reserves and related interest accruals in 2004 and, to a much lesser extent, in 2005 and 2006, that were no longer required (see Notes 15 and 23).

Certain Risk Concentrations

The Company believes that its vulnerability to risk concentrations in its cash equivalents and investments, including leverage employed in its trading portfolios, is mitigated by (1) the Company’s policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments, (3) insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by substantially all of the Company’s brokerage firms, to the extent the Company’s cash equivalents and investments are held in brokerage accounts, (4) hedging strategies employed in its trading portfolios that are not designated as hedging instruments and (5) diversification of credit positions by industry, credit rating and individual issuers for asset-backed and corporate debt securities in its trading portfolios. The Company has no significant major customers which accounted for 10% or more of consolidated revenues in 2004, 2005 or 2006. RTM accounted for 29% and 18% of royalties and franchise and related fees in 2004 and in 2005, respectively, while such fees are eliminated in consolidation subsequent to the July 25, 2005 acquisition date of RTM. The Company also derives revenues from the REIT, which accounted for 23% and 22% of asset management and related fees in 2005 and 2006, respectively, as well as revenues from another fund, which accounted for 20%, 18% and 16% of asset management and related fees in 2004, 2005 and 2006, respectively. In addition, the Company has an institutional investor whose participation in various funds managed by the Company generated approximately 17%, 12% and 10% of asset management and related fees in 2004, 2005 and 2006, respectively. Although revenues attributable to the REIT, the other fund and the institutional investor each represented less than 10% of consolidated revenues during each period, the loss of these revenues would have a material adverse impact on the Company’s business.

As of December 31, 2006, the Company’s restaurant segment has one distributor of food, packaging and beverage products, excluding produce, breads and PepsiCo beverage products, that services 63% of its Company-owned and franchised restaurants. The Company believes that its vulnerability to risk concentrations in its restaurant segment related to significant vendors and sources of its raw materials for itself and its franchisees is mitigated as it believes that there are other vendors who would be able to service its requirements. However, if a disruption of service from this distributor was to occur, the Company could experience some short-term increases in our costs while distribution channels were adjusted. The Company also believes that its vulnerability to risk concentrations related to geographical concentration in its restaurant segment is mitigated since the Company and its franchisees generally operate throughout the United States and

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

have minimal foreign exposure. The Company’s restaurant segment could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses.

The Company believes that it has no material risk concentrations in its asset management segment with respect to sources of investment products or geographic concentration. Since the segment performs its services principally from its domestic offices, it has no significant foreign exposure although there are investors and Funds and CDOs in certain foreign countries.

(3) Business Acquisitions

Acquisition of RTM in 2005

On July 25, 2005, the Company completed the acquisition (the “RTM Acquisition”) of substantially all of the equity interests or the assets of the entities comprising RTM. RTM was the largest franchisee of Arby’s restaurants with 775 Arby’s restaurants in 22 states as of the date of acquisition. The Company acquired RTM with the expectation of strengthening and increasing the value of its Arby’s brand, growing RTM’s restaurant business and improving operating efficiencies of the Company’s previously existing restaurants through implementing RTM’s more effective operational procedures and economies of scale.

The total consideration in connection with the RTM Acquisition is currently estimated to be $363,575,000, subject to a post-closing adjustment, consisting of (1) $175,000,000 in cash, (2) 9,684,000 shares of the Company’s Class B Common Stock issued from treasury with a fair value of $145,265,000 as of July 25, 2005 based on the closing price of the Company’s Class B Common Stock on such date and the two prior days of $15.00 per share, (3) the payment of $21,817,000 of debt, including related accrued interest and prepayment penalties, that was not an obligation of the entities included in the RTM Acquisition, (4) the vested portion of stock options to purchase 774,000 shares of the Company’s Class B Common Stock, with a fair value of $4,127,000 as of July 25, 2005, issued in exchange for existing RTM stock options and (5) $17,366,000 of related expenses. The $145,265,000 fair value of the stock issued reduced “Common stock held in treasury” by $81,542,000 representing the average cost of the Company’s treasury shares as of July 25, 2005 and increased “Additional paid-in capital” by the remaining $63,723,000. The total consideration represents $17,024,000 for the settlement loss from unfavorable franchise rights and $346,551,000 for the aggregate purchase price for RTM. The settlement loss included in “Loss on settlements of unfavorable franchise rights” in the accompanying consolidated statement of operations for the year ended January 1, 2006, was recognized in accordance with GAAP that require that any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately. Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for RTM. The amount of the settlement loss represents the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements. The closing price on July 25, 2005 of the Company’s Class B Common Stock and the two prior days was used to value the 9,684,000 shares since July 25, 2005 was the date that the final terms of the RTM Acquisition were agreed to and announced. The value of the vested portion of the options to purchase 774,000 shares represents the fair value of the total options calculated using the Black-Scholes Model less the intrinsic value of the nonvested portion of the options related to future service of the employees. A registration statement filed by the Company with the SEC covering the resale of a substantial portion of the 9,684,000 shares of the Class B Common Stock that were issued by the Company as a portion of the purchase price for RTM became effective in December 2006.

In connection with the RTM Acquisition, the Company refinanced all of the $268,381,000 existing indebtedness of its restaurant segment and $211,974,000 of then existing RTM debt (see Note 11).

The allocation of the purchase price of RTM, which remains subject to the resolution of a purchase price adjustment, if any, to the assets acquired and liabilities assumed was finalized during the year ended December

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

31, 2006 and is presented below in the table at the end of this footnote under “Purchase Price Allocations of Acquisitions.” The RTM Acquisition resulted in $403,240,000 of goodwill, of which $154,059,000 will be fully deductible for income tax purposes, and was assigned entirely to the Company’s restaurant segment. Such goodwill reflected the substantial value of RTM’s historically profitable restaurant business and the Company’s expectation of being able to grow RTM’s restaurant business and to improve operating efficiencies of the Company’s previously existing restaurants through implementing RTM’s more effective operational procedures and economies of scale. The acquired identifiable intangible assets, aggregating $44,443,000, principally include (1) favorable leases of $25,202,000 and (2) reacquired rights under franchise agreements of $18,161,000, and are all amortizable. Each of those amounts represents the fair value of the respective intangible asset, as determined in accordance with an independent appraisal. Favorable leases were valued using a market value approach based on the present value of the difference between current market rents for similar properties and the contractual rents in effect as of the acquisition date projected over the lease term, including option periods. Reacquired rights under franchise agreements were valued using a cost savings approach based on the price that the Company currently receives for franchise rights from new franchisees. The acquired identifiable intangible assets have a weighted average amortization period of approximately 17 years, reflecting a weighted average of approximately 15 years for the favorable leases and 20 years for the reacquired rights under franchise agreements.

A reconciliation of the change in goodwill from the estimated preliminary allocation of the purchase price of RTM as reflected in the accompanying consolidated balance sheet as of January 1, 2006 to the final allocation as reflected in the accompanying consolidated balance sheet as of December 31, 2006 and as set forth in the table below under “Purchase Price Allocations of Acquisitions” is summarized as follows (in thousands):

Goodwill related to the RTM Acquisition in estimated preliminary allocation of purchase price at January 1, 2006	$397,814
Adjustments to estimated cost	(5,143)
Changes to fair values of assets acquired and liabilities assumed, principally as a result of revisions to a preliminary estimated independent appraisal:
Decrease in current assets	316
Increase in properties	(3,325)
Increase in other intangible assets	(823)
Increase in deferred costs and other assets	(4)
Decrease in current liabilities	(1,273)
Increase in long-term debt	5,307
Decrease in deferred income taxes	(791)
Increase in other liabilities	11,162

Goodwill related to the RTM Acquisition in final allocation of purchase price at December 31, 2006	$403,240

RTM’s results of operations and cash flows have been included in the accompanying consolidated statements of operations and cash flows commencing after the July 25, 2005 date of the RTM Acquisition. Following the RTM Acquisition, royalties and franchise and related fees from RTM have been eliminated in consolidation.

Acquisition of Deerfield in 2004

On July 22, 2004 the Company completed the acquisition of a 63.6% capital interest in Deerfield (the “Deerfield Acquisition”) for an aggregate cost of $94,907,000, consisting of payments of $86,532,000 to selling owners and expenses of $8,375,000, including expenses reimbursed to a selling owner. The Company acquired Deerfield with the expectation of growing the substantial value of Deerfield’s historically profitable investment advisory brand. Deerfield, through its wholly-owned subsidiary Deerfield Capital, is an asset manager and represents a business segment of the Company (see Notes 2 and 30).

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The final allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed is presented below at the end of this footnote under “Purchase Price Allocations of Acquisitions.” The Deerfield Acquisition resulted in $54,111,000 of goodwill (see Note 9), which will be fully deductible for income tax purposes and was assigned entirely to the Company’s asset management business segment. Such goodwill reflected the substantial value of Deerfield’s historically profitable investment advisory brand, as disclosed above, and the Company’s expectation of being able to further grow Deerfield’s asset management portfolio thereby increasing its asset management fee revenues. The acquired identifiable intangible assets, aggregating $34,227,000, principally include (1) asset management contracts for Funds of $17,720,000, (2) asset management contracts for CDOs of $14,508,000, (3) asset management computer software systems of $1,062,000 and (4) non-compete agreements of $846,000, and are all amortizable. Each of those amounts represents the Company’s 63.6% interest in the fair value of the respective intangible asset, as determined in accordance with an independent appraisal. The management contracts were valued using an income approach based on the present value of estimated net cash flows that these contracts are expected to generate in the future. Software technology was valued utilizing a replacement cost approach involving development costs, annual support costs and license fees and the associated timing of these costs. The non-compete contracts were valued using a lost revenues approach which is a type of income approach that involves present valued estimates of probable revenue losses if key individuals were to initiate a competing enterprise. The acquired identifiable intangible assets have a weighted average amortization period of approximately 11 years, reflecting a weighted average of approximately 12 years for the asset management contracts and approximately 4 years for the other intangible assets.

Deerfield’s results of operations, less applicable minority interests, and cash flows have been included in the accompanying consolidated statements of operations and cash flows commencing after the July 22, 2004 date of the Deerfield Acquisition.

Other Restaurant Acquisitions

2006

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 13 franchised restaurants in five separate transactions during the year ended December 31, 2006. The total estimated consideration for the acquisitions was $5,397,000 consisting of (1) $3,461,000 of cash (before consideration of $11,000 of cash acquired), (2) the assumption of $1,808,000 of debt and (3) $128,000 of related estimated expenses. The total consideration for the acquisitions represents $887,000 for the settlement loss from unfavorable franchise rights and $4,510,000 for the aggregate purchase prices. Further, the Company paid an additional $195,000 in 2006 related to the other restaurant acquisitions in 2005 principally related to finalizing a post-closing purchase price adjustment.

2005

The Company completed the acquisition of the operating assets, net of liabilities assumed, of 16 restaurants in two separate transactions during the year ended January 1, 2006. The total consideration for the acquisitions was $5,053,000 consisting of (1) $3,717,000 of cash (including the $195,000 purchase price adjustment paid in 2006 and before consideration of $14,000 of cash acquired), (2) the assumption of $1,202,000 of debt and (3) $134,000 of related expenses. The total consideration represents $146,000 for the settlement loss from unfavorable franchise rights and $4,907,000 for the aggregate purchase prices.

Due to the relative insignificance of these acquisitions in 2006 and 2005, disclosures of pro forma operating data and purchase price allocations have not been presented.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Pro Forma Operating Data (Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted Data”) of the Company for 2004 and 2005 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the Deerfield Acquisition and the RTM Acquisition as if they had been consummated as of the beginning of each respective year (in thousands except per share amounts):

	2004		2005
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Net sales	$205,590	$983,691	$570,846	$1,005,041
Royalties and franchise and related fees	100,928	71,677	91,163	74,910
Asset management and related fees	22,061	49,580	65,325	65,325

Total revenues	328,579	1,104,948	727,334	1,145,276
Operating profit (loss)	2,734	49,968	(32,074)	(9,405)
Income (loss) from continuing operations	1,477	15,262	(58,912)	(54,158)
Net income (loss)	13,941	41,843	(55,627)	(50,873)
Basic income (loss) per share:
Class A Common Stock:
Continuing operations	.02	.19	(.84)	(.72)
Net income (loss)	.20	.54	(.79)	(.67)
Class B Common Stock:
Continuing operations	.02	.22	(.84)	(.72)
Net income (loss)	.23	.59	(.79)	(.67)
Diluted income (loss) per share:
Class A Common Stock:
Continuing operations	.02	.18	(.84)	(.72)
Net income (loss)	.19	.51	(.79)	(.67)
Class B Common Stock:
Continuing operations	.02	.21	(.84)	(.72)
Net income (loss)	.22	.56	(.79)	(.67)

This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of what the Company’s actual results of operations would have been had the Deerfield Acquisition and the RTM Acquisition actually been consummated as of the beginning of each of the respective years presented above or of the Company’s future results of operations.

The 2005 results set forth above, both “As Reported” and “As Adjusted,” include $11,961,000 of pretax “Facilities relocation and corporate restructuring” charges following the RTM Acquisition. These charges are discussed further in Note 18.

Purchase Price Allocations of Acquisitions

The following table summarizes the final allocation of the purchase prices of Deerfield and RTM, which for RTM remains subject to the resolution of a purchase price adjustment, if any, to the assets acquired and liabilities assumed in the Deerfield and RTM Acquisitions (in thousands):

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

	Deerfield Acquisition	RTM Acquisition
Current assets	$30,877	$41,732
Restricted cash equivalents	400	—
Investments	49	—
Properties	739	318,152
Goodwill	54,111	403,240
Other intangible assets	34,227	44,443
Deferred costs and other assets	590	5,500
Note receivable from non-executive officer of a subsidiary of the Company reported as a reduction of stockholders’ equity prior to its settlement	—	519

Total assets acquired	120,993	813,586

Current liabilities, including current portion of long-term debt of $52,379 in 2005	24,039	139,213
Long-term debt	—	249,777
Deferred income taxes	—	39,082
Other liabilities and deferred income	2,047	38,963

Total liabilities assumed	26,086	467,035

Net assets acquired	$94,907	$346,551

The following table provides a reconciliation of the net assets acquired in the Deerfield and RTM Acquisitions to “Cost of business acquisitions, less cash acquired and equity consideration” in the accompanying consolidated statements of cash flows for the years ended January 2, 2005 and January 1, 2006 (in thousands):

	2004	2005
Net assets acquired in the Deerfield and RTM Acquisitions	$94,907	$346,551
Cash acquired	(1,014)	(7,592)
Triarc Class B Common Stock issued to sellers	—	(145,265)
Stock options to purchase Triarc Class B Common Stock granted to employees of RTM replacing their options in RTM	—	(4,127)
Other non-cash adjustments	—	5,130
Other restaurant acquisitions, less cash acquired of $14 in 2005	—	3,496

Cost of business acquisitions reported in the consolidated statements of cash flows	$93,893	$198,193

(4) Income (Loss) Per Share

Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company’s Class A Common Stock and the Company’s Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. Net income for 2004 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. Net loss for 2005 and 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. The weighted average number of shares for 2004 and 2005 includes the weighted average effect of the shares that were held in two deferred compensation trusts, for which the fair value as of the date of issuance was reported in “Deferred compensation payable in common stock” as a component of “Stockholders’ equity” in the accompanying consolidated statements of stockholders’ equity for the years ended January 2, 2005 and January 1, 2006 and not reflected as outstanding shares until their release in December 2005 (see Notes 16 and 28).

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Diluted income per share for 2004 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effect on each class of dilutive stock options, computed using the treasury stock method, as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income from continuing operations per share (see Note 11). Diluted loss per share for 2005 and 2006 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.

As disclosed in Note 11, during 2006 an aggregate of $172,900,000 of the Convertible Notes were converted or effectively converted into 4,323,000 and 8,645,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively. The weighted average effect of these shares is included in the basic loss per share calculation for 2006 from the dates of their issuance.

The only Company securities as of December 31, 2006 that could dilute basic income per share for years subsequent to December 31, 2006 are (1) outstanding stock options which can be exercised into 470,000 shares and 4,491,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively (see Note 17), (2) 99,000 and 486,000 contingently issuable Restricted Shares of Class A Common Stock and Class B Common Stock, respectively (see Note 17) and (3) $2,100,000 of Convertible Notes which are convertible into 52,000 and 105,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively (see Note 11).

Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

	2004	2005	2006
Class A Common Stock:
Continuing operations	$476	$(19,998)	$(3,529)
Discontinued operations	4,018	1,115	(41)

Net income (loss)	$4,494	$(18,883)	$(3,570)

Class B Common Stock:
Continuing operations	$1,001	$(38,914)	$(7,671)
Discontinued operations	8,446	2,170	(88)

Net income (loss)	$9,447	$(36,744)	$(7,759)

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

	2004	2005	2006
Class A Common Stock:
Weighted average shares
Outstanding	21,111	22,090	27,301
Held in deferred compensation trusts	1,122	1,676	—

Basic shares	22,233	23,766	27,301
Dilutive effect of stock options	1,182	—	—

Diluted shares	23,415	23,766	27,301

Class B Common Stock:
Weighted average shares
Outstanding	38,249	42,892	59,343
Held in deferred compensation trusts	2,591	3,353	—

Basic shares	40,840	46,245	59,343
Dilutive effect of stock options	2,366	—	—

Diluted shares	43,206	46,245	59,343

(5) Short-Term Investments and Certain Liability Positions

Short-Term Investments

The Company’s short-term investments are carried at fair market value, except for short-term Cost Investments (see Note 1) set forth in the table below. These short-term investments include both short-term investments pledged as collateral, where the counterparty may sell or pledge the securities, which are reported as “Short-term investments pledged as collateral” in the accompanying consolidated balance sheets and short- term investments not pledged as collateral which are reported as “Other short-term investments” in the accompanying consolidated balance sheets. The cost of available-for-sale debt securities represents amortized cost. The cost of available-for-sale securities and other short-term investments have also been reduced by any Other Than Temporary Losses (see Note 20). Information regarding the Company’s short-term investments at January 1, 2006 and December 31, 2006 is as follows (in thousands):

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

	Year-End 2005					Year-End 2006
	Cost	Unrealized Holding		Fair Value	Carrying Amount	Cost	Unrealized Holding		Fair Value	Carrying Amount
		Gains	Losses				Gains	Losses
Available-for-sale securities pledged as collateral:
Preferred shares of CDOs (Note 24)	$16,118	$70	$(839)	$15,349	$15,349	$9,010	$33	$(887)	$8,156	$8,156

Trading securities pledged as collateral:
Marketable equity securities	4,950			5,003	5,003	11			12	12
Asset-backed securities	493,823			487,322	487,322	—			—	—
United States government debt securities	41,074			40,960	40,960	—			—	—
Corporate debt securities	7,973			7,858	7,858	—			—	—

	547,820			541,143	541,143	11			12	12

Total “Short-term investments pledged as collateral”	$563,938			$556,492	$556,492	$9,021			$8,168	$8,168

Available-for-sale securities not pledged as collateral:
Marketable equity securities	$32,919	$9,759	$(549)	$42,129	$42,129	$53,790	$24,152	$(232)	$77,710	$77,710
Debt mutual fund	8,973	—	(183)	8,790	8,790	9,149	—	—	9,149	9,149
Preferred shares of CDOs (Note 24)	4,772	879	(7)	5,644	5,644	7,693	1	(947)	6,747	6,747
Asset-backed securities	25,699	13	(6)	25,706	25,706	—	—	—	—	—
United States government and government agency debt securities	13,419	—	(62)	13,357	13,357	—	—	—	—	—
Commercial paper	11,417	—	—	11,417	11,417	—	—	—	—	—

	97,199	$10,651	$(807)	107,043	107,043	70,632	$24,153	$(1,179)	93,606	93,606

Trading securities not pledged as collateral:
Marketable equity securities	2,731			2,720	2,720	261			261	261
Asset-backed securities	74,121			76,213	76,213	—			—	—
Corporate debt securities	5,008			5,018	5,018	—			—	—
Participations in bank loans	4,470			4,493	4,493	—			—	—
Derivatives	176			877	877	—			—	—

	86,506			89,321	89,321	261			261	261

Short-term derivatives other than trading (Note 13)	671			1,926	1,926	504			541	541

Short-term Cost Investments	16,537			19,975	16,537	19,542			22,466	19,542

Total “Other short-term investments”	$200,913			$218,265	$214,827	$90,939			$116,874	$113,950

As of December 31, 2006, the Company had an aggregate of $2,066,000 of unrealized holding losses on available-for-sale investments relating to three securities and seven investments in preferred shares of CDOs. Each of the three securities and four of the investments in preferred shares of CDOs, representing an aggregate unrealized loss of $955,000, have been in a continuous unrealized loss position for less than 12 months. Three of the investments in preferred shares of CDOs have been in a continuous unrealized loss position for more than 12 months representing an aggregate unrealized loss of $1,111,000. The Company believes the unrealized losses on these preferred shares of CDOs are due to varying perceptions in the market place related to the risks surrounding the general asset classes in which the CDOs invest. However, the Company does not believe that any of these gross unrealized losses represent other than temporary losses because there has not been an adverse change in the expected cash flows on these investments and the Company has the ability and intent to hold these investments for a period of time sufficient to recover the amortized cost of these investments.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Proceeds from sales and maturities of available-for-sale securities and gross realized gains and gross realized losses on those sales, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 20), are as follows (in thousands):

	2004	2005	2006
Proceeds from sales, including maturities	$206,563	$100,595	$116,641

Gross realized gains	$12,055	$7,278	$7,664
Gross realized losses	(8,243)	(621)	(401)

	$3,812	$6,657	$7,263

The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):

	2004	2005	2006
Unrealized holding gains arising during the year	$5,501	$6,615	$13,012
Reclassifications of prior year unrealized holding (gains) losses into net income or loss	(627)	(4,408)	34
Equity in change in unrealized holding gains (losses) arising during the year	(20)	(2,211)	242

	4,854	(4)	13,288
Income tax provision	(1,699)	(48)	(5,048)
Minority interests in (increase) decrease in unrealized holding gains of a consolidated subsidiary	(129)	89	737

	$3,026	$37	$8,977

The change in the net unrealized gain (loss) on trading securities and trading derivatives, resulted in gains (losses) of $(2,050,000), $(5,392,000) and $5,332,000 in 2004, 2005 and 2006, respectively, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 20).

Short-term Cost Investments represent (1) investments in limited partnerships and similar investment entities, principally hedge funds which invest in securities that primarily consist of debt securities, common and preferred equity securities, convertible preferred equity and debt securities and stock options and (2) an operating limited liability company (at Year-End 2005). The underlying investments include both domestic and foreign securities.

Certain Liability Positions Related to Short-Term Investments

Certain liability positions related to short-term investments consisted of the following (in thousands):

	Year-End
	2005	2006
Securities sold under agreements to repurchase	$522,931	$—

Other liability positions related to short-term investments:
Securities sold with an obligation to purchase	456,262	—
Derivatives in liability positions (Note 13)	903	160

	$457,165	$160

Prior to the effective redemption of the Company’s investments in the Opportunities Fund in September 2006, and the DM Fund in December 2006 (see Note 1), the Company entered into (1) securities sold under agreements to repurchase (“Repurchase Agreements”) and (2) debt and equity securities sold with an obligation to purchase (“Short Sales”). Repurchase Agreements are securities sold under agreements to repurchase for fixed

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

amounts at specified future dates. Short Sales are debt and equity securities not owned at the time of sale that require purchase of the respective debt and equity securities at a future date. The change in the net unrealized gains (losses) on securities sold with an obligation to purchase resulted in gains (losses) of $291,000, $(64,000) and $3,719,000 in 2004, 2005 and 2006, respectively, which are included in “Investment income, net” (see Note 20). Derivatives in liability positions as of January 1, 2006 consisted of certain interest rate swaps, credit default swaps, options on United States government debt securities and foreign currency and a foreign currency forward contract, and as of December 31, 2006, consisted of put and call option combinations and call options on equity securities (see Notes 13 and 14).

Collateral

As of December 31, 2006, cash of $9,059,000 secured the notional amount of short-term investment derivatives (see Note 13). In addition, certain preferred shares of CDOs with an aggregate carrying value of $8,156,000 as of December 31, 2006 are pledged as collateral for certain notes payable (see Note 10).

(6) Balance Sheet Detail

Cash

Cash and cash equivalents aggregating $43,758,000 as of December 31, 2006 are pledged as collateral for obligations under the Company’s credit agreement (see Note 11). Although such balances were pledged as collateral, they were not restricted from use within the Company.

Accounts and Notes Receivable

The following is a summary of the components of accounts and notes receivable (in thousands):

	Year-End
	2005	2006
Accounts:
Trade	$31,417	$37,395
Related parties (Note 28)	1,144	431
Other	13,615	5,430

	46,176	43,256
Notes:
Trade	444	390
Related parties (a)	1,890	—

	48,510	43,646

Less allowance for doubtful accounts:
Trade accounts	101	115
Other accounts	68	109
Related party notes (a)	422	—

	591	224

	$47,919	$43,422

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The following is an analysis of the allowance for doubtful accounts (in thousands):

	2004	2005	2006
Balance at beginning of year	$675	$261	$591

Provision for (recovery of) doubtful accounts:
Trade accounts (b)	(363)	123	53
Other accounts	—	—	119

	(363)	123	172

Allowance for doubtful accounts for related party notes (a)	—	422	—

Uncollectible accounts written off:
Trade accounts	(7)	(159)	(39)
Other accounts	(44)	(56)	(500)

	(51)	(215)	(539)

Balance at end of year	$261	$591	$224

(a)

Represents notes receivable due in 2006 from officers and employees relating to co-investments with the Company and the related allowance for doubtful accounts relating to non-recourse notes receivable for one of the co-investments. The reduction of the allowance for doubtful accounts during 2006 includes a reduction of $422,000 resulting from the write-off of the non-recourse portion of the notes receivable relating to one of the co-investments (see Note 28). The related party notes receivable, as well as the related allowance, were included in non-current assets at Year-End 2005.

(b)	The recovery in 2004 represents the release of allowances for doubtful accounts no longer required due to a continuing favorable collections history for formerly delinquent trade accounts.

Certain receivables with an aggregate net book value of $17,326,000 as of December 31, 2006 are pledged as collateral for obligations under the Company’s credit agreement (see Note 11).

Inventories

Inventories consist principally of food, beverage and paper inventories and are classified entirely as raw materials. As of December 31, 2006, all inventories are pledged as collateral for certain debt (see Note 11).

Properties

The following is a summary of the components of properties (in thousands):

	Year-End
	2005	2006
Owned:
Land	$73,993	$73,346
Buildings and improvements	49,052	57,023
Office, restaurant and transportation equipment	176,893	208,471
Leasehold improvements	100,319	109,637
Leased (a):
Capitalized leases	35,246	47,994
Sale-leaseback assets	77,116	104,468

	512,619	600,939
Less accumulated depreciation and amortization	68,762	112,455

	$443,857	$488,484

(a)	These assets principally include buildings and improvements.

Properties with a net book value of $255,218,000 as of December 31, 2006 are pledged as collateral for certain debt (see Note 11).

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Deferred Costs and Other Assets

The following is a summary of the components of deferred costs and other assets (in thousands):

	Year-End
	2005	2006
Deferred financing costs	$19,968	$18,758
Non-current prepaid rent	1,312	3,669
Notes receivable	3,227	2,815
Interest rate swaps (Note 13)	1,949	2,570
Non-current restricted cash (Note 7)	2,339	1,939
Other	6,631	8,174

	35,426	37,925
Less accumulated amortization	4,190	9,905

	$31,236	$28,020

Other assets aggregating $7,108,000 as of December 31, 2006 are pledged as collateral for obligations under the Company’s credit agreement (see Note 11).

Accounts Payable

The following is a summary of the components of accounts payable (in thousands):

	Year-End
	2005	2006
Trade	$56,148	$44,820
Related parties	91	867
Other	8,211	2,908

	$64,450	$48,595

Accrued Expenses and Other Current Liabilities

The following is a summary of the components of accrued expenses and other current liabilities (in thousands):

	Year-End
	2005	2006
Accrued compensation and related benefits	$88,355	$101,394
Accrued taxes	14,227	16,705
Accrued casualty insurance	6,813	7,251
Accrued advertising	5,153	3,995
Accrued interest	9,862	3,618
Other	28,170	16,910

	$152,580	$149,873

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Minority Interests in Consolidated Subsidiaries

The following is a summary of the components of minority interests in equity of consolidated subsidiaries (in thousands):

	Year-End
	2005	2006
Minority interests in:
Deerfield (Note 17)	$10,758	$13,295
TDH (Note 17)	499	546
280 BT (Note 28)	585	284
Opportunities Fund (Note 1)	31,106	—
DM Fund (Note 1)	379	—
Jurl (Note 17)	99	100

	$43,426	$14,225

Except for the Opportunities Fund, the minority interests set forth above are comprised principally of interests held by the Company’s management (see Notes 17 and 28).

(7) Restricted Cash Equivalents

The following is a summary of the components of current restricted cash equivalents (in thousands):

	Year-End
	2005	2006
Collateral securing obligations for securities sold with an obligation to purchase (Note 5)	$324,809	$—
Margin requirement securing the notional amounts of short-term investment derivatives and, in 2005, Repurchase Agreements (Note 5)	19,251	9,059

	$344,060	$9,059

Non-current restricted cash equivalents included in “Deferred costs and other assets” on the consolidated balance sheets as of January 1, 2006 and December 31, 2006, consisted of $2,339,000 and $1,939,000, respectively, of collateral supporting letters of credit securing payments due under leases.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(8) Investments

Non-Current Investments

The following is a summary of the carrying value of investments classified as non-current (in thousands):

	Investment		Year-End 2006
	Year-End
			% Owned	Underlying Equity	Value Market
	2005	2006
Encore Capital Group, Inc., at equity	$6,121	$6,387	4.3%	$6,470	$12,312
Deerfield Triarc Capital Corp., at equity	15,454	18,252	2.6%	17,640	22,372
Unvested restricted stock and stock options in Deerfield Triarc Capital Corp., at fair value	4,182	2,493
Jurlique International Pty Ltd., at cost	30,164	8,504
Investments held in deferred compensation trusts, at cost (Note 28)	17,159	13,409
Non-marketable equity securities, at cost	3,756	4,063
Other, at cost	8,250	7,089

	$85,086	$60,197

The Company’s consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and included as a component of “Other income, net” (see Note 22) in the accompanying consolidated statements of operations were $2,219,000, $2,985,000 and $2,725,000 in 2004, 2005, and 2006, respectively.

The Company and certain of its officers have invested in Encore Capital Group, Inc. (“Encore”), with the Company owning 4.3% and certain present officers, including entities controlled by them, collectively owning 4.7% of Encore’s issued and outstanding common stock (the “Encore Common Stock”) as of December 31, 2006. Encore is a financial services company which purchases and manages charged-off consumer receivable portfolios acquired at deep discounts from their face value. The Company accounts for its investment in Encore under the Equity Method, though it owns less than 20% of the voting stock of Encore, because of the Company’s ability to exercise significant influence over operating and financial policies of Encore through the Company’s representation on Encore’s board of directors. As a director, the Company’s representative consults with the management of Encore with respect to various operational and financial matters of Encore and approves the selection of Encore’s senior officers.

The Company’s ownership percentage in Encore decreased to 4.3% as of December 31, 2006 from 9.0% and 5.3% as of January 2, 2005 and January 1, 2006, respectively, as a result of sales of Encore Common Stock by the Company and exercises of Encore stock options in 2005 and 2006.

The Company recorded gains of $11,749,000 and $2,241,000 for the years ended January 1, 2006 and December 31, 2006, respectively, as a result of sales of Encore Common Stock by the Company. The Company recorded gains of $66,000, $226,000 and $18,000 for the years ended January 2, 2005, January 1, 2006 and December 31, 2006, respectively, from the exercise of Encore stock options not participated in by the Company. All such gains are included in “Gain on sale of unconsolidated businesses” (see Note 21) in the accompanying consolidated statements of operations.

The carrying value of the Company’s investment in the common stock of Encore at December 31, 2006 is $83,000 less than the corresponding underlying equity interest in Encore, net of accumulated amortization, related to the Company’s original investment in Encore Common Stock prior to 2004. The difference between the Company’s investment in Encore Common Stock and the corresponding underlying equity interest in Encore decreased by $56,000 during the year ended December 31, 2006, of which $24,000 related to the portion of the investment sold and is netted in the gain from sale of investment in Encore included in “Gain on sale of unconsolidated businesses,” while $32,000 principally represents amortization and is netted in the equity in net earnings of investees included in “Other income, net” (see Note 22) in the accompanying consolidated statement of operations.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

In December 2004 the Company purchased 1,000,000 shares of the REIT (see Note 1), the assets of which are managed by the Company. This purchase was pursuant to a private offering (the “2004 REIT Offering”), and was for $15,000,000, less $912,000 of related issuance costs, principally initial purchaser discount and placement agent fees paid by the REIT. During the year ended January 1, 2006, the REIT sold 25,000,000 shares in an initial public offering (the “2005 REIT Offering”) at a price of $16.00 per share before issuance costs of $1.05 per share. As a result of the 2005 REIT Offering, the Company’s then ownership percentage in the REIT decreased to 1.9% from 3.7% and the Company recorded a non-cash gain of $467,000 during 2005 representing the Company’s equity in the excess of the $14.95 net per share proceeds to the REIT in the 2005 REIT Offering over the Company’s carrying value per share and the decrease in the Company’s ownership percentage. This gain is included in “Gain on sale of unconsolidated businesses” (see Note 21) in the accompanying consolidated statement of operations for the year ended January 1, 2006.

In connection with the 2004 REIT Offering, the Company was granted 403,847 shares of restricted stock of the REIT (the “REIT Restricted Shares”) and options to purchase an additional 1,346,156 shares of stock of the REIT (collectively with the REIT Restricted Shares, the “Restricted Investments”). During each of the years ended January 1, 2006 and December 31, 2006, one-third of the Restricted Investments vested. The REIT Restricted Shares that vested were 134,616 and 134,615 in 2005 and 2006, respectively, representing fair values of $1,882,000 and $2,270,000, respectively. The restricted options that vested were 448,719 and 448,718 in 2005 and 2006 representing fair values of $265,000 and $239,000, respectively. During 2006, the Company received unrestricted REIT shares with respect to the payment of a portion of the incentive fees due to the Company by the REIT, aggregating 52,202 shares. The aggregate 1,321,433 unrestricted shares owned by the Company represent an ownership percentage in the REIT of 2.6% at December 31, 2006.

In May 2006, the Company granted an aggregate 49,771 of the vested REIT Restricted Shares owned by the Company as restricted stock to two employees of the Company. This restricted stock vests ratably over a three-year vesting period with the first one-third vesting in February 2007. Prior to vesting, the shares granted continue to be accounted for under the Equity Method and are included in the 2.6% ownership interest by the Company in the REIT referred to above (see Note 28 for further discussion of this grant).

The Restricted Investments represent share-based compensation granted in consideration of the Company’s management of the REIT. The Restricted Investments were initially recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income and are adjusted for any subsequent changes in their fair value. Such deferred income is amortized to revenues as “Asset management and related fees” ratably over the three-year vesting period of the Restricted Investments and amounted to $95,000, $3,838,000 and $2,406,000 for the years ended January 2, 2005, January 1, 2006 and December 31, 2006, respectively. During the year ended January 2, 2005, the Company recorded its $232,000 equity in the value of the Restricted Investments recorded by the REIT as a charge to the “Unearned Compensation” component of “Stockholders’ equity” with an equal offsetting increase to “Additional paid-in capital.” During the year ended January 1, 2006, the Company recorded its $113,000 equity in the amortization of the unearned compensation recognized by the REIT as a reduction to the Company’s equity in the net earnings of the REIT. As required under SFAS 123(R), the Company reversed the related unamortized balance of $153,000 in the “Unearned compensation” component of “Stockholders’ equity,” with an equal offsetting reduction of “Additional paid-in capital” as of January 2, 2006. During the year ended December 31, 2006, the Company recorded its $54,000 equity in the value of the Restricted Investments recognized by the REIT as a reduction to the Company’s equity in the net earnings of the REIT with an equal offsetting increase in “Additional paid-in capital.”

The Company accounts for its investment in the REIT under the Equity Method, which accordingly does not include the unvested REIT Restricted Shares, due to the Company’s significant influence over the operational and financial policies of the REIT, principally reflecting the Company’s representation on the REIT’s board of directors and the management of the REIT by the Company. The Company received $1,272,000 and $1,818,000 of distributions with respect to its aggregate investment in the REIT during the

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

years ended January 1, 2006 and December 31, 2006, respectively, which, in accordance with the Equity Method, reduced the carrying value of this investment.

The carrying value of the investment in the REIT exceeded the Company’s interest in the underlying equity of the REIT by $222,000 at the time of the Company’s purchase of shares in the 2004 REIT Offering as a result of the dilution caused by the grant of restricted stock to the Company for which the REIT received no consideration. The carrying value of the investment in the REIT exceeded the Company’s interest in the underlying equity in the REIT by $612,000 as of December 31, 2006. This amount consists of (1) $495,000 with respect to the 269,231 vested Restricted Shares, which reflects the excess of the fair values of these shares at the dates of vesting compared with the underlying equity at these dates, and (2) $117,000 with respect to the 1,000,000 shares from the 2004 REIT Offering, which decreased from the difference at January 2, 2005 principally due to the net effect of the 2005 REIT Offering. The excess carrying value is not being amortized since it is similar to goodwill.

Prior to 2005, the Company acquired a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd. (“Jurlique”), an Australian skin and beauty products company not publicly traded, for an aggregate of $25,611,000 including $12,308,000 paid in July 2005. The amount paid reflected the effect of a foreign currency forward contract the Company had entered into in July 2004 in order to fix the exchange rate for the 2005 payment, which was due in Australian dollars. The Company recorded an overall net gain from this contract of $1,152,000 consisting of a gain in 2004 of $1,640,000 and a loss in 2005 of $(488,000). The gain from the forward contract was substantially offset by an overall net loss of $(1,138,000) from the foreign currency translation adjustment relating to the liability in Australian dollars for the remainder of the purchase price paid in 2005 consisting of a loss of $(1,741,000) in 2004 and a gain of $603,000 in 2005. These gains and losses were included in “Other income, net” in the accompanying consolidated statements of operations (see Note 22). In July 2005 the Company made an additional investment in Jurlique of $4,553,000, including expenses of $28,000, which resulted in an increase to the Company’s equity interest to 29.0%, with a 15.0% general voting interest. In April 2006, the Company received a return of capital from its investment in Jurlique of $8,782,000 and sold a portion of its investment in Jurlique representing $12,878,000 of the then carrying value. The proceeds of the sale were $14,600,000, resulting in the recognition of a gain of $1,722,000 in the year ended December 31, 2006 included in “Gain on sale of unconsolidated businesses” in the accompanying consolidated statement of operations. Subsequent to the April 2006 sale, the Company has an 11.6% equity and voting interest in Jurlique. The Company accounts for its investment in Jurlique under the Cost Method since its voting interest does not provide it the ability to exercise significant influence over Jurlique’s operational and financial policies. In connection with the Jurlique investment and the July 2005 payment, the Company entered into certain foreign currency related derivative transactions, including the forward contract noted above, that are described in Note 13.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Summary Unaudited Financial Information of Equity Investments

For the Company’s Equity Investments as of December 31, 2006, presented below is summary unaudited financial information as of and for the year ended December 31, 2006, the year end of such investments. Summary unaudited information is not presented for prior periods because the Company’s Equity Investments were not significant to the Company’s consolidated total assets or consolidated income from continuing operations before income taxes for such periods. The Company’s Equity Investments are comprised of Encore and the REIT. The summary financial information presented below combines assets, liabilities, revenues and expenses which vary in nature and are taken from balance sheets which do not distinguish between current and long-term assets and liabilities. The summary unaudited information is as follows (in thousands):

Year–End 2006
Balance sheet information:
Cash and cash equivalents	$83,314
Investments in securities	8,035,110
Other investments	777,109
Investments in receivable portfolios, net	300,348
Other assets	451,448

$9,647,329

Accounts payable and accrued liabilities	$69,450
Securities sold under agreements to repurchase	7,372,035
Long-term debt	1,148,624
All other liabilities	215,633
Stockholders’ equity	841,587

$9,647,329

2006
Income statement information:
Revenues	$341,823
Income before income taxes	114,266
Net income	97,080

(9) Goodwill and Other Intangible Assets

The following is a summary of the components of goodwill (in thousands):

	Year-End
	2005	2006
Goodwill	$530,005	$532,732
Less accumulated amortization	11,677	11,677

	$518,328	$521,055

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The Company no longer amortizes goodwill. A summary of the changes in the carrying amount of goodwill for 2005 and 2006 is as follows (in thousands):

	2005			2006
	Restaurant Segment	Asset Management Segment	Total	Restaurant Segment	Asset Management Segment	Total
Balance at beginning of year	$64,153	$54,111	$118,264	$464,217	$54,111	$518,328
Goodwill resulting from the RTM Acquisition (Note 3)	397,814	—	397,814	5,426	—	5,426
Goodwill resulting from other restaurant acquisitions	2,673	—	2,673	307	—	307
Goodwill written off related to restaurants sold (see below)	(423)	—	(423)	(3,006)	—	(3,006)

Balance at end of year	$464,217	$54,111	$518,328	$466,944	$54,111	$521,055

The goodwill write-offs of $423,000 and $3,006,000 in 2005 and 2006, respectively, represent the portion of total goodwill attributable to the Company-owned restaurants reporting unit that was allocated to restaurants sold based on the ratio of the fair value of each restaurant sold to the total estimated fair value of the Company-owned restaurants reporting unit. Such amount was charged to “Depreciation and amortization, excluding amortization of deferred financing costs” in the accompanying consolidated statements of operations. The Company may pursue as a part of its strategic plan additional future sales of restaurants to seed market development by new franchisees. These sales may result in additional goodwill write-offs and resulting losses on sales of restaurants even when there had not been any prior impairment of the goodwill of the Company- owned restaurants reporting unit.

The following is a summary of the components of other intangible assets, all of which are subject to amortization (in thousands):

	Year-End 2005			Year-End 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Favorable leases	$27,848	$1,415	$26,433	$27,412	$3,455	$23,957
Asset management contracts	31,711	5,042	26,669	27,747	6,067	21,680
Reacquired rights under franchise agreements	18,358	403	17,955	18,407	1,289	17,118
Computer software	4,773	2,106	2,667	10,647	3,674	6,973
Trademarks	5,695	4,427	1,268	5,289	4,655	634
Non-compete agreements and distribution rights	956	252	704	941	380	561

	$89,341	$13,645	$75,696	$90,443	$19,520	$70,923

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Other intangible assets, related to the restaurant operations other than favorable leases, with an aggregate net book value of $24,462,000 as of December 31, 2006 are pledged as collateral under the Company’s credit agreement (see Note 11).

Aggregate amortization expense: Actual for fiscal year (a):
2005	$7,796
2006	12,222

Estimate for fiscal year:
2007	$7,586
2008	7,241
2009	6,687
2010	6,233
2011	5,943

(a)

Includes $969,000 and $3,121,000 of impairment charges related to other intangible assets in 2005 and 2006, respectively (see Note 19) which have been recorded as a reduction in the cost basis of the related intangible asset.

(10) Notes Payable

Notes payable, all of which are to financial institutions, bear interest at a weighted average rate of 5.98% and are net of unamortized discount of $21,000, as of December 31, 2006. These notes are non-recourse except in limited circumstances and are secured by certain of the Company’s short-term investments in preferred shares of CDOs having a carrying value of $8,156,000 as of December 31, 2006. The notes bear interest at variable rates at either the three-month London Interbank Offered Rate (“LIBOR”) plus 0.40% to 1.0% or the Euro Interbank Offered Rate plus 1%, with either rate reset quarterly. The notes have no stated maturities, but must be repaid from either a portion or all of distributions the Company receives on, or sales proceeds from, the respective preferred shares of CDOs, as well as certain of the asset management fees to be paid to the Company from the CDOs.

(11) Long-Term Debt

Long-term debt consisted of the following (in thousands):

	Year-End
	2005	2006
Senior secured term loan bearing interest effectively at a weighted average rate of 7.08% as of December 31, 2006 due through 2012 (a)	$616,900	$559,700
Sale-leaseback obligations due through 2027 (b)	55,553	86,692
Capitalized lease obligations due through 2036 (c)	48,994	60,934
Secured bank term loan bearing interest effectively at 6.8% due through 2008 (d)	8,606	5,379
Revolving note bearing interest at 7.0% as of December 31, 2006 due in 2009 (e)	—	4,000
5% convertible notes due 2023 (f)	175,000	2,100
Leasehold notes bearing interest at a weighted average rate of 10.23% as of December 31, 2006 due through 2018 (g)	1,319	1,229
Secured promissory note repaid in 2006	7,204	—

Total debt	913,576	720,034
Less amounts payable within one year	19,049	18,118

	$894,527	$701,916

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Aggregate annual maturities of long-term debt as of December 31, 2006 were as follows (in thousands):

Fiscal Year	Amount
2007	$18,118
2008	13,495
2009	11,736
2010	12,292
2011	301,142
Thereafter	363,251

$720,034

(a)

In connection with the RTM Acquisition, the Company entered into a credit agreement (the “Credit Agreement”) for its restaurant business segment in July 2005. The Credit Agreement includes a senior secured term loan facility in the original principal amount of $620,000,000 (the “Term Loan”) of which $559,700,000 was outstanding as of December 31, 2006 and a senior secured revolving credit facility of $100,000,000, under which there were no borrowings as of December 31, 2006. However, the availability under the revolving credit facility as of December 31, 2006 was $93,511,000, which is net of a reduction of $6,489,000 for outstanding letters of credit. The proceeds of the Term Loan, together with other cash resources, were used to fund the $175,000,000 cash portion of the purchase price for RTM (see Note 3) and to repay $268,381,000 of then existing debt of the Company’s restaurant segment (the “Debt Refinancing”) and $211,974,000 of then existing debt of RTM. The Term Loan is due $6,200,000 in each year through 2010, $294,500,000 in 2011 and $240,400,000 in 2012. However, the Term Loan requires prepayments of principal amounts resulting from certain events and, beginning in 2007, from excess cash flow of the restaurant segment as determined under the Credit Agreement. During 2006 the Company prepaid $51,000,000 principal amount of the Term Loan (the “Term Loan Prepayments”) from excess cash. The Term Loan bears interest at the Company’s option at either (1) LIBOR plus 2.00% or 2.25% depending on a leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio. However, in accordance with the terms of the Credit Agreement, the Company entered into three interest rate swap agreements (the “Term Loan Swap Agreements”) during 2005 that fixed the LIBOR interest rate at 4.12%, 4.56% and 4.64% on $100,000,000, $50,000,000 and $55,000,000, respectively, of the outstanding principal amount of the Term Loan until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. In addition, the Company incurred $13,071,000 of expenses related to the Credit Agreement which were deferred and, net of amounts allocated to the early extinguishment of the Term Loan (see Note 12), are being amortized as “Interest expense” using the interest rate method over the life of the Term Loan. Such expenses are reflected in “Deferred costs and other assets” in the accompanying consolidated balance sheets, net of accumulated amortization and write-offs of $1,018,000 in connection with the Term Loan Prepayments.

The obligations under the Credit Agreement are secured by substantially all of the assets, other than real property, of the Company’s restaurant segment which had an aggregate net book value of approximately $198,000,000 as of December 31, 2006 and are also guaranteed by substantially all of the entities comprising the restaurant segment. Triarc, however, is not a party to the guarantees. In addition, the Credit Agreement contains various covenants relating to the Company’s restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc. The Company was in compliance with all of such covenants as of December 31, 2006. As of December 31, 2006, there was $26,926,000 available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(b)

The sale-leaseback obligations (the “Sale-Leaseback Obligations”), which extend through 2027, relate to restaurant leased assets capitalized with an aggregate net book value of $95,506,000 as of December 31, 2006 (see Note 26). Effective January 1, 2007 the Company has a $30,000,000 conditional funding commitment from a real estate finance company for sale-leaseback financing for development and operation of Arby’s restaurants. Such conditional funding commitment, which replaces a similar one which ended on December 31, 2006, ends on June 30, 2007 with an option to extend it for an additional six months.

(c)

The capitalized lease obligations (the “Capitalized Lease Obligations”), which extend through 2036, relate to restaurant leased assets capitalized and software with aggregate net book values of $42,807,000 and $4,720,000, respectively, as of December 31, 2006 (see Note 26).

(d)

The secured bank term loan (the “Bank Term Loan”) is due in the amount of $3,227,000 in 2007 and $2,152,000 in 2008. The Bank Term Loan bears interest at variable rates (7.20% as of December 31, 2006), determined at the Company’s option, at the prime rate or the one-month LIBOR plus 1.85%, reset monthly. The Company also maintains an interest rate swap agreement (the “Bank Term Loan Swap Agreement” and, collectively with the Term Loan Swap Agreements, the “Swap Agreements”) through the term of the Bank Term Loan whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Bank Term Loan Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see Note 13). As of December 31, 2006, the one-month LIBOR was 5.33%. Obligations under the Bank Term Loan are secured by an airplane with a net book value of $15,724,000 as of December 31, 2006.

(e)

In 2006, $4,000,000 was borrowed under a revolving note (the “Revolving Note”) to finance the leasehold improvements of a new corporate office for the asset management business segment. The Revolving Note bears interest at variable rates, determined at the Company’s option, at the prime rate less 1.25% or the one, two, or three-month LIBOR plus 1.50%. The Revolving Note provides for borrowings up to a maximum of $10,000,000 and is due in 2009. The entire Revolving Note balance has been classified in “Current portion of long-term debt,” however, due to the Company’s expectation that it will be repaid during 2007. The Revolving Note contains various covenants with respect to Deerfield Capital, the most restrictive of which require periodic financial reporting and meeting certain financial amount and ratio tests.

(f)

The Convertible Notes (see Note 4) are convertible into 52,000 shares and 105,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of December 31, 2006 at a combined conversion rate of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances. This rate represents an aggregate conversion price of $40.00 for every one share of Class A Common Stock and two shares of Class B Common Stock. The Convertible Notes are redeemable at the Company’s option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

In 2006, an aggregate $172,900,000 principal amount of the Convertible Notes were converted or effectively converted into an aggregate of 4,323,000 Class A Common Shares and 8,645,000 Class B Common Shares (the “Convertible Notes Conversions”). In order to induce the effective conversions, the Company paid negotiated premiums aggregating $8,998,000 to certain converting noteholders consisting of cash of $4,975,000 and 244,000 Class B Common Shares with an aggregate fair value of $4,023,000 based on the closing market price of the Company’s Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. The aggregate resulting increase to “Stockholders’ equity” was $177,818,000 consisting of the $172,900,000 principal amount of the Convertible Notes, the $4,023,000 fair value for the shares issued for premiums and $895,000 fair value of 54,000 Class B Common Shares issued to certain noteholders who agreed to receive such shares in lieu of a cash payment for accrued interest. In connection with these conversions and effective conversions of the Convertible Notes, the Company recorded a loss on early extinguishment of debt of $13,064,000

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

consisting of the premiums aggregating $8,998,000, the write-off of $3,992,000 of related previously unamortized deferred financing costs and $74,000 of legal fees related to the conversions.

(g)

The Leasehold Notes (the “Leasehold Notes”) are secured by restaurant buildings, equipment, leasehold improvements and inventories with respective net book values of $1,410,000, $104,000, $55,000 and $30,000 as of December 31, 2006.

A significant number of the underlying leases for the Sale-Leaseback Obligations and the Capitalized Lease Obligations, as well as operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases has not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases. Nevertheless, as of December 31, 2006, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

(12) Loss on Early Extinguishments of Debt

The Company recorded losses on early extinguishments of debt aggregating $35,809,000 in 2005 and $14,082,000 in 2006. The 2005 loss related to the Debt Refinancing and the 2006 loss consisted of (1) $13,064,000 related to the Convertible Notes Conversions and (2) $1,018,000 related to the Term Loan Prepayments (see Note 11). The components of the loss on early extinguishments of debt in 2005 and 2006 are as follows (in thousands):

	2005	2006
Premiums paid in cash and Class B Common Shares to converting noteholders	$—	$8,998
Prepayment penalties	27,414	—
Write-off of previously unamortized deferred financing costs and, in 2005, original issue discount	4,772	5,010
Accelerated insurance payments related to the extinguished debt	3,555	—
Fees	68	74

	$35,809	$14,082

(13) Derivative Instruments

The Company invests in derivative instruments that are subject to the guidance in SFAS 133. At December 31, 2006, these instruments are as follows: (1) the Swap Agreements (see Note 11 and below), (2) a put and call arrangement on a portion of the Company’s total cost related to the investment in Jurlique whereby the Company limited its overall foreign currency risk of holding the investment through July 2007, (3) put and call option combinations on equity securities, (4) a total return swap on an equity security and (5) the vested portion of stock options owned by the Company in the REIT. Prior to the effective redemption of the Opportunities Fund and the DM Fund (see Note 1), the Company had invested in short-term trading derivatives as part of its overall investment portfolio strategy. Other than the Term Loan Swap Agreements (see Note 11 and below), the Company did not designate these derivatives as hedging instruments and, accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in the Company’s results of operations.

The Company’s Term Loan Swap Agreements (see Note 11) hedge a portion of the interest rate risk exposure under the Company’s Term Loan. As discussed in Note 11, interest payments under the Company’s

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Term Loan are based on LIBOR plus a spread. These hedges of interest rate risk relating to the Company’s Term Loan have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis. There was no ineffectiveness from these hedges through December 31, 2006. As such, the gains and losses have been included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (deficit).” If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in the Company’s results of operations. At January 1, 2006 and December 31, 2006, respectively, the Company had assets of $1,930,000 and $2,526,000, before income taxes of $750,000 and $983,000, which represented the fair values of the excess of variable cash inflows over fixed cash outflows for the remaining terms of the hedges. The excess of cash inflows over cash outflows largely reflects the increases in LIBOR as compared to LIBOR at the time that the Company entered into the Term Loan Swap Agreements. The assets are included in “Deferred costs and other assets” in the Company’s accompanying consolidated balance sheets. As of December 31, 2006, the Company anticipates reclassifying $1,009,000 net of income taxes of $642,000, of the balance of derivatives classified as cash flow hedges in accumulated other comprehensive income to results of operations in fiscal 2007.

The Company’s cash flow hedges include the Term Loan Swap Agreements and the equity in cash flow hedges of the REIT. The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income (loss) (in thousands):

	2004	2005	2006
Unrealized holding gains arising during the year	$—	$1,930	$2,084
Reclassifications of prior year unrealized holding gains into net income or loss	—	—	(1,488)
Equity in change in unrealized holding gains (losses) arising during the year	(9)	1,365	(272)

	(9)	3,295	324
Income tax benefit (provision)	3	(1,241)	(135)

	$(6)	$2,054	$189

The Bank Term Loan Swap Agreement (see Note 11) effectively establishes a fixed interest rate on the variable-rate Bank Term Loan, but with an embedded written call option whereby the Bank Term Loan Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the Bank Term Loan Swap Agreement, the fair market value of the Bank Term Loan Swap Agreement and the embedded written call option netted to zero but, as interest rates either increase(d) or decrease(d), the fair market values of the Bank Term Loan Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount. The Bank Term Loan Swap Agreement has not been designated as a hedging instrument and, as such, gains or losses are included in “Interest expense.”

Derivative instruments that may be settled in the Company’s own stock (see Note 17) are not subject to the guidance in SFAS 133.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The notional amounts, converted as applicable into United States dollars, and the carrying amounts of the Company’s derivatives described above as of December 31, 2006, and their classification in the accompanying consolidated balance sheet, are as follows (in thousands):

	Year-End 2006
	Notional Amount Long (Short)	Carrying Amount
Other short-term investments:
Vested stock options in the REIT (Note 8)	$13,462	$427
Put and call option combination on an equity security	911	71
Total return swap on an equity security	4,242	43

		$541

Deferred costs and other assets:
Term Loan Swap Agreements	205,000	$2,526
Bank Term Loan Swap Agreement	5,379	44

		$2,570

Other liability positions related to short-term investments:
Put and call option combinations on equity securities	12,998	$158
Written call options on equity securities	46	2

		$160

Other liabilities:
Foreign currency put and call arrangement	10,400	$449

Recognized net gains (losses) on the Company’s derivatives were classified in the accompanying consolidated statements of operations as follows (in thousands):

	2004	2005	2006
Interest expense:
Swap Agreements	$543	$169	$1,513
Investment income, net:
Trading derivatives	814	4,718	2,878
Put and call option combinations on equity securities	—	1,273	305
Total return swap on an equity security	—	—	43
Vested stock options in the REIT	—	(18)	(59)
Other income, net:
Foreign currency put and call arrangement (Note 22)	(1,411)	415	(420)
Foreign currency forward contract settled in 2005 (Note 8)	1,640	(488)	—

	$1,586	$6,069	$4,260

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(14) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows (in thousands):

	Year-End
	2005		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (a)	$202,840	$202,840	$148,152	$148,152
Restricted cash equivalents (Note 7) (a):
Current	344,060	344,060	9,059	9,059
Non-current	2,339	2,339	1,939	1,939
Short-term investments pledged as collateral (Note 5) (b)	556,492	556,492	8,168	8,168
Other short-term investments (Note 5) (b)	214,827	218,265	113,950	116,874
Non-current Cost Investments (Note 8) for which it is:
Practicable to estimate fair value (c)	55,573	70,731	29,002	52,563
Not practicable to estimate fair value (d)	3,756		4,063
Restricted Investments (Note 8) (e)	4,182	4,182	2,493	2,493
Term Loan Swap Agreements (Note 13) (f)	1,930	1,930	2,526	2,526
Bank Term Loan Swap Agreement (Note 13) (f)	19	19	44	44
Financial liabilities:
Notes payable (Note 10) (g)	8,036	8,036	4,564	4,564
Long-term debt, including current portion (Note 11):
Term Loan (g)	616,900	616,900	559,700	559,700
Convertible Notes (h)	175,000	208,000	2,100	3,377
Sale-Leaseback Obligations (i)	55,553	55,091	86,692	84,915
Capitalized Lease Obligations (i)	48,994	48,596	60,934	59,822
Bank Term Loan (g)	8,606	8,606	5,379	5,379
Leasehold Notes (j)	1,319	1,319	1,229	1,211
Revolving Note (g)	—	—	4,000	4,000
Secured promissory note (i)	7,204	7,311	—	—

Total long-term debt, including current portion	913,576	945,823	720,034	718,404

Repurchase Agreements (Note 5) (k)	522,931	522,931	—	—
Securities sold with an obligation to purchase (Note 5) (b)	456,262	456,262	—	—
Derivatives in liability positions (Notes 5 and 13) (l)	903	903	160	160
Deferred compensation payable to related parties (Note 28) (m)	33,959	33,959	35,679	35,679
Foreign currency put and call arrangement in a net liability position (Note 13) (n)	276	276	449	449
Guarantees of (Note 27):
Lease obligations for restaurants not operated by the Company (o)	1,231	1,231	1,156	1,156
Debt obligations of AmeriGas Eagle Propane, L.P. (p)	—	690	—	690

(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)

The fair values were based principally on (1) quoted market prices, (2) broker/dealer prices or (3) statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(c)

These consist of investments held in deferred compensation trusts and certain other non-current Cost Investments. The fair values of these investments, other than Jurlique (see Note 8) were based almost entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals. The fair value of the Company’s investment in Jurlique, which is not publicly traded, as of January 1, 2006 was based on an analysis prepared by the Company using the assumptions reflected in an independent appraisal of management equity interests relating to the Company’s investment in Jurlique (see Note 17), using the foreign currency exchange rate as of January 1, 2006. The fair value of Jurlique as of December 31, 2006 was determined using the price per share received in connection with the sale of a portion of the Company’s investment in Jurlique during 2006.

(d)	It was not practicable to estimate the fair value of these Cost Investments because the investments are non-marketable.

(e)

The Restricted Investments consist of unvested restricted stock and stock options in the REIT. The fair values of the restricted stock were based on quoted market prices. The fair value of the restricted stock options was calculated under the Black-Scholes Model.

(f)	The fair values were based on quotes provided by the respective bank counterparties.

(g)	The fair values approximated the carrying value due to the frequent reset, on a monthly, bi-monthly or quarterly basis, of the floating interest rates.

(h)

The fair value as of January 1, 2006 was based on the quoted asked price. The fair value as of December 31, 2006 was based on a broker/dealer price since a recent quoted asked price was not available for the remaining Convertible Notes.

(i)

The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(j)

The fair value as of January 1, 2006 was assumed to reasonably approximate the carrying amount since the carrying amount of such debt was relatively insignificant. The fair value as of December 31, 2006 was determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(k)	The fair values approximated the carrying amount, due to the daily resetting of interest rates on the contractual amounts.

(l)	The fair values were based on quoted market prices or broker/dealer quotations or, to the extent those sources were not available, internally developed valuation models.

(m)	The fair values were equal to the fair value of the underlying investments held by the Company in the related trusts which may be used to satisfy such payable in full.

(n)	The fair values were based on broker/dealer prices using current and expected future currency rates.

(o)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the RTM Acquisition date less subsequent amortization.

(p)	The fair value was determined through an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company.

The carrying amounts of accounts and notes receivable, accounts payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts and notes receivable, accounts payable and accrued expenses and, accordingly, they are not presented in the table above.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(15) Income Taxes

The income (loss) from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

	2004	2005	2006
Domestic	$(13,073)	$(66,099)	$4,601
Foreign	(16)	(584)	111

	$(13,089)	$(66,683)	$4,712

The (provision for) benefit from income taxes from continuing operations consisted of the following components (in thousands):

	2004	2005	2006
Current:
State	$(2,950)	$(457)	$(4,246)
Foreign	(260)	(54)	(380)

	(3,210)	(511)	(4,626)

Deferred:
Federal	4,697	16,573	(1,328)
State	1,404	471	2,202

	6,101	17,044	874

Income tax contingency reserve (provided) released	14,592	—	(637)

Total	$17,483	$16,533	$(4,389)

The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

	Year-End
	2005	2006
Current deferred income tax benefit (liability):
Accrued compensation and related benefits	$13,636	$16,597
Investment limited partnerships basis differences	4,092	4,330
Investment write-downs for Other Than Temporary Losses on marketable equity securities	2,462	2,333
Severance, retention, employee relocation and closed store reserves	2,173	202
Net unrealized gains on available-for-sale securities and, in 2005, trading securities and securities sold with an obligation to purchase (Note 5)	(2,295)	(8,605)
Other, net	1,638	3,557

	21,706	18,414

Non-current deferred income tax benefit (liability):
Net operating loss carryforwards	63,661	51,274
Net unfavorable leases	4,983	8,165
Investment write-downs for Other Than Temporary Losses on non-current investments	2,399	3,299
Goodwill impairment	2,844	1,655
Accelerated depreciation and other property basis differences	(50,013)	(39,472)
Gain on sale of propane business	(34,503)	(34,503)
Other, net	1,206	(4,166)

	(9,423)	(13,748)

	$12,283	$4,666

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The net deferred income tax benefit decreased from $12,283,000 at January 1, 2006 to $4,666,000 at December 31, 2006, or a decrease of $7,617,000, despite a benefit from deferred income taxes of $874,000 reflected in the provision for income taxes from continuing operations for 2006. The total of $8,491,000 is principally due to deferred tax liabilities associated with net unrealized gains on available-for-sale securities.

As of December 31, 2006, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $257,000,000 expiring approximately $19,000,000, $19,000,000, $142,000,000 and $77,000,000 in 2023, 2024, 2025 and 2026, respectively. The $77,000,000 net operating loss for 2006 reflects a deduction for Federal income tax purposes of $112,931,000 relating to the exercise of stock options and vesting of restricted stock. In accordance with SFAS 123(R) (see Note 1), the Company was unable to recognize the $40,796,000 tax benefit relating to the $112,931,000 because the Company has no income taxes currently payable against which the benefits can be realized as a result of the Company’s net operating loss carryforward position. The Company will recognize these tax benefits in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital” to the extent that such benefits can be realized against future income taxes payable by the Company.

A reconciliation of the difference between the reported (provision for) benefit from income taxes and the respective (tax) or benefit that would result from applying the 35% Federal statutory rate to the income (loss) from continuing operations before income taxes and minority interests is as follows (in thousands):

	2004	2005	2006
Income tax benefit (provision) computed at Federal statutory rate	$4,581	$23,339	$(1,649)
Non-deductible compensation	(1,913)	(3,235)	(2,235)
Other non-deductible expenses	(167)	(1,278)	(2,637)
State income taxes, net of Federal income tax effect	(1,005)	9	(1,329)
Income tax contingency reserve (provided) released	14,592	—	(637)
Minority interests in income of consolidated subsidiaries	1,021	3,067	4,033
Dividend income exclusion	383	151	239
Loss on settlement of non-deductible unfavorable franchise rights	—	(6,010)	—
Other, net	(9)	490	(174)

	$17,483	$16,533	$(4,389)

During 2004, the Internal Revenue Service (the “IRS”) finalized its examination of the Company’s Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without assessing any additional income tax liability. Also during 2004, a state income tax examination was finalized and the statute of limitations for examinations of certain state income tax returns expired. During 2005 and 2006, the statute of limitations for examination of additional state income tax returns expired. In connection with these matters, the Company determined that it had income tax reserves and related interest accruals that were no longer required and released (1) $27,056,000 of income tax reserves in 2004, of which $14,592,000 increased the “Benefit from income taxes” and $12,464,000 was reported as “Income (loss) from discontinued operations” (see Note 23), (2) $4,342,000 of related interest accruals included as a reduction of “Interest expense” in 2004 and (3) $2,814,000 and $688,000 of income tax reserves in 2005 and 2006, respectively, included in “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations. The Company’s Federal income tax returns are not currently under examination by the IRS although certain state income tax returns are currently under examination. The Company has received notices of proposed tax adjustments aggregating $6,440,000 before any interest or penalties in connection with certain of these state income tax returns. The Company has disputed these notices and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties. However, management of the Company believes that adequate aggregate provisions have been made principally in prior periods for any liabilities, including interest, that may result from any such examinations. Such contingency reserves are included in “Other liabilities” in the accompanying consolidated balance sheets.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(16) Stockholders’ Equity

Class A Common Stock

The Company’s Class A Common Stock has one vote per share. There were no changes in the 100,000,000 authorized shares of and the 29,550,663 shares issued of Class A Common Stock throughout 2004, 2005 and 2006.

Class B Common Stock

The Class B Common Stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share declared on the Class A Common Stock and paid on or before June 30, 2007. The Company’s Board of Directors has not yet made any determination of the relative amounts of any regular quarterly cash dividends that will be paid on the Class A Common Stock and Class B Common Stock after June 30, 2007. However, after June 30, 2007, the Class B Common Stock will be entitled to participate at least equally on a per share basis with the Class A Common Stock in any cash dividends.

The authorized shares of Class B Common Stock increased from 100,000,000 shares as of December 28, 2003 to its current number as of December 31, 2006 of 150,000,000 shares in June 2004. There were no changes in the 59,101,326 issued shares of Class B Common Stock throughout 2004 and 2005. During 2006, the issued shares of Class B Common Stock increased to 63,656,233 as set forth in the table below under “Changes in Shares of Common Stock and Common Stock Held in Treasury.”

Dividends

The Company has paid regular quarterly cash dividends on its Class A Common Stock and Class B Common Stock of $0.065 and $0.075 per share, respectively, from 2004 through June 2005 and $0.08 and $0.09 per share, respectively, from September 2005 through December 2006 aggregating $18,168,000 in 2004, $22,503,000 in 2005 and $30,509,000 in 2006. In addition, the Company paid special cash dividends (the “Special Cash Dividends”) of $0.15 per share on its Class A Common Stock and Class B Common Stock on each of March 1, 2006, July 14, 2006 and December 20, 2006, aggregating $39,531,000. On February 5, 2007 the Company declared regular quarterly cash dividends of $0.08 and $0.09 per share on its Class A Common Stock and Class B Common Stock, respectively, payable on March 15, 2007 to holders of record on March 1, 2007. The Company currently intends to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Preferred Stock

There were 100,000,000 shares authorized and no issued shares of preferred stock throughout 2004, 2005 and 2006.

Changes in Shares of Common Stock and Common Stock Held in Treasury

As set forth above, there were no changes in the number of issued shares of (1) Class A Common Stock during 2004, 2005 and 2006 and (2) Class B Common Stock during 2004 and 2005. A summary of the changes in the number of issued shares of Class B Common Stock for 2006 and the number of shares of Class A Common Stock and Class B Common Stock held in treasury for 2004, 2005 and 2006 is as follows (in thousands):

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

	Common Stock	Treasury Stock
	2006	2004		2005		2006
	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Number of shares at beginning of year	59,101	10,135	20,020	7,561	20,695	6,192	8,216
Common shares issued upon exercises of stock options (Note 17)	11,394	(3,913)	(7,826)	(1,031)	(2,126)	(3,494)	(257)
Common shares received or withheld as payment in connection with exercises of stock options (Notes 17 and 28)	(6,464)	7	5,833	299	766	1,720	2
Common shares withheld as payment for withholding taxes on capital stock transactions (Notes 17 and 28)	(1,998)	—	—	1,060	1,955	763	89
Common shares issued in connection with the Convertible Notes Conversions (Note 11)	1,623	—	—	—	—	(4,323)	(7,320)
Common shares issued upon vesting of restricted stock (Note 17)	—	—	—	—	—	(50)	(243)
Common shares issued in connection with the RTM Acquisition (Note 3)	—	—	—	—	(9,684)	—	—
Common shares issued for deferred compensation payable in common shares (Note 28)	—	—	—	(1,695)	(3,390)	—	—
Common shares included in shares issued upon exercises of stock options above related to deferred gains from exercises of stock options and reported as deferred compensation payable in common stock (Note 28)	—	1,334	2,668	—	—	—	—
Common shares issued for directors’ fees	—	(2)	—	(2)	—	(3)	(1)

Number of shares at end of year	63,656	7,561	20,695	6,192	8,216	805	486

Adjustment to Beginning Retained Earnings

As disclosed in Note 1, the SEC issued SAB 108 which the Company adopted as of December 31, 2006. Prior to adopting SAB 108, the Company used only the Rollover approach to quantify unrecorded adjustments and considered all unrecorded adjustments to be immaterial in accordance with the Rollover approach. However, when quantifying unrecorded adjustments under the Iron Curtain approach, the Company has concluded that one of the unrecorded adjustments resulting from income deferred in years prior to 2004 is material. Additionally, when applying this Iron Curtain approach the Company identified two accruals provided in years prior to 2004 that are also no longer required although not material. The Company has recorded the cumulative effect of these unrecorded adjustments, one of which is now considered to be material, as an adjustment to retained earnings as of the beginning of 2006, as permitted under the transition provisions of SAB 108.

The nature of the adjustments and the impact of each on the Company’s consolidated balance sheet as of January 2, 2006 are presented below (in thousands):

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

	Other Liabilities	Accrued Expenses and Other Current Liabilities	Income Tax Effect	Retained Earnings
Deferred gain from sale of businesses (a)	$(4,971)	$(809)	$2,087	$3,693
Hurricane insurance proceeds (b)	—	(1,374)	495	879
Self-insurance reserves (c)	—	(965)	347	618

	$(4,971)	$(3,148)	$2,929	$5,190

(a)

During the mid-1990’s the Company sold the assets and liabilities of certain non-strategic businesses, four of which did not qualify for accounting as discontinued operations. At the time of the sale of each of these four businesses, the gain was deferred either because of (1) uncertainties associated with realization of non-cash proceeds, (2) contingent liabilities resulting from selling assets and liabilities of the entity or associated with litigation or (3) possible losses or asset write-downs that might result related to additional businesses anticipated to be sold. If the criteria in SAB 108 were applied, these deferred gains would have been recognized in results of operations prior to 2002.

(b)

The Company received insurance proceeds in 1993 in connection with hurricane damage to its then corporate office building. The gain otherwise associated with the insurance proceeds was not initially recognized due to contingencies with respect to on-going litigation with the landlord of the office building. If the criteria in SAB 108 were applied, these proceeds should have been recorded as a gain prior to 2002 once the litigation was settled.

(c)

Prior to 2000 the Company self-insured certain of its medical programs. Reserves set up were ultimately determined to be in excess of amounts required based on claims experience. If the criteria in SAB 108 were applied, these liabilities should have been reversed prior to 2002 once the liabilities were determined to be in excess of the reserves required.

Restricted Net Assets of Subsidiaries and Equity Method Investments

Restricted net assets of consolidated subsidiaries were $129,527,000, representing 27.3% of the Company’s consolidated stockholders’ equity as of December 31, 2006, and consisted of net assets of the Company’s restaurant business segment which were restricted as to transfer to Triarc in the form of cash dividends, loans or advances under the covenants of the Credit Agreement (see Note 11). In addition, the Company’s cumulative equity in undistributed earnings of Equity Method Investments, which relates entirely to Encore and which is not available to the Company unless declared as dividends or realized upon sale, net of related deferred income taxes, was $2,511,000 as of December 31, 2006.

(17) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares of the Company’s common stock, tandem stock appreciation rights and restricted share units to certain officers, other key employees, non-employee directors and consultants, although the Company has not granted any tandem stock appreciation rights or restricted share units. The Equity Plans also provide for the grant of shares of the Company’s common stock in lieu of annual retainer or meeting attendance fees to non-employee directors. As of December 31, 2006 there were 402,457 Class A Common Shares and 1,885,703 Class B Common Shares available for future grants under the Equity Plans. In addition to stock options and restricted shares granted under the Equity Plans, the Company granted Class B Options to certain employees of RTM (the “Replacement Options”) in connection with the consummation of the RTM Acquisition (see below). The Company has also granted certain Equity Interests to certain officers and key employees as described in Note 1 and below.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Stock Options

The Company’s outstanding stock options are exercisable for either (1) a package (the “Package Options”) of one share of Class A Common Stock and two shares of Class B Common Stock, (2) one share of Class A Common Stock (the “Class A Options”) or (3) one share of Class B Common Stock (the “Class B Options”). Summary information regarding the Company’s outstanding stock options, including changes therein, is as follows:

	Package Options			Class A Options			Class B Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 29, 2003	7,569,419	$20.91		—			204,000	$11.25
Granted during 2004	—			43,000	$10.74		1,826,500	11.89
Exercised during 2004	(3,913,287)	19.66		—			—
Forfeited during 2004	(74,331)	24.87		—			—

Outstanding at January 2, 2005	3,581,801	22.18		43,000	10.74		2,030,500	11.83
Granted during 2005				1,256,943	16.75		6,986,886	15.03
Replacement Options granted to RTM employees:
Above market price	—			—			78,802	15.59
Below market price	—			—			695,264	8.17
Exercised during 2005	(1,031,430)	19.19		—			(62,999)	12.01
Forfeited during 2005	(1,668)	26.93		—			(340,836)	12.08

Outstanding at January 1, 2006	2,548,703	23.39		1,299,943	16.55		9,387,617	13.96
Granted during 2006	—			115,931	20.20		1,898,618	16.85
Exercised during 2006	(2,280,325)	21.88	$86,304	(1,213,943)	16.33	$5,839	(7,090,045)	14.28	$35,453

Forfeited during 2006	—			—			(241,601)	13.79

Outstanding at December 31, 2006	268,378	23.89	$10,158	201,931	17.06	$946	3,954,589	13.76	$24,671

Vested or expected to vest at December 31, 2006 (a)	268,378	23.89	$10,158	201,247	17.06	$942	3,739,844	13.65	$23,764

Exercisable:
January 2, 2005	3,305,797	21.78		—			68,000	11.25
January 1, 2006	2,548,703	23.39		1,235,443	16.67		8,136,114	14.29
December 31, 2006	268,378	23.89	$10,158	148,431	17.33	$654	2,315,396	12.43	$17,532

(a)

The weighted average remaining contractual terms for the Package Options, Class A Options and Class B Options that are vested or are expected to vest at December 31, 2006 are 4.4 years, 5.7 years and 8.3 years, respectively.

As of the July 25, 2005 date of the RTM Acquisition, the Company issued 774,066 Replacement Options to certain RTM employees in exchange for then existing options (the “RTM Options”) to purchase common stock of RTM. The Replacement Options were assigned the vesting status of the RTM Options. The vested portion of the Replacement Options with a fair value of $4,127,000 as of July 25, 2005 was accounted for as additional purchase price for RTM and was credited to “Additional paid-in-capital.” The intrinsic value of the nonvested portion of the Replacement Options issued at below market prices of $1,183,000 was charged to the “Unearned compensation” component of “Stockholders’ equity” and was amortized as compensation expense over the applicable vesting periods through January 1, 2006. Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” of $618,000 with an equal offsetting reduction of “Additional paid-in capital” and commenced recognizing the remaining fair value of the Replacement Options of $799,000 as compensation expense ratably over their remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”

The weighted average grant date fair values calculated under the Black-Scholes Model of the Company’s stock options granted during 2004, 2005 and 2006, which were granted at exercise prices equal to the market

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

price of the Company’s common stock on the grant date except as otherwise indicated below for 2005, were as follows:

	Class A Options	Class B Options
2004	$2.23	$3.28
2005:
Exercise price equals grant date market price	2.53	3.64
Exercise price is above grant date market price	—	3.90
Exercise price is below grant date market price	—	7.02
2006	3.37	4.79

The fair value of the Company’s stock options on the date of grant was calculated under the Black-Scholes Model with the weighted average assumptions set forth as follows:

	2004		2005		2006
	Class A Options	Class B Options	Class A Options	Class B Options	Class A Options	Class B Options
Risk-free interest rate	3.96%	3.89%	4.38%	4.05%	4.83%	4.90%
Expected option life in years	7	7	3.6	5.8	3.8	6.9
Expected volatility	19.6%	29.6%	17.4%	27.6%	20.9%	27.4%
Expected dividend yield	2.41%	2.63%	2.11%	2.57%	2.00%	2.42%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield approximating the expected option life of stock options granted during the respective years. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding based on the Company’s historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of the Company’s Class A Common Stock and Class B Common Stock for Class A Options and Class B Options, respectively, granted during the years. The expected dividend yield represents the Company’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The Company’s stock option awards to employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates.

The following table sets forth information relating to the Company’s stock options outstanding at December 31, 2006:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Outstanding at Year-End 2006	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Exercisable at Year-End 2006	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price
Package Options:
$16.40–$26.45	268,378	4.4	$23.89	268,378	4.4	$23.89
Class A Options:
$10.01–$21.45	201,931	5.7	17.06	148,431	4.5	17.33
Class B Options:
$4.04–$9.64	593,659	8.5	6.30	593,659	8.5	6.30
$10.80–$14.90	1,492,442	8.0	12.91	1,271,931	8.0	13.05
$15.00–$19.55	1,868,488	8.5	16.81	449,806	6.1	18.75

	3,954,589	8.3	13.76	2,315,396	7.8	12.43

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The Company’s currently outstanding stock options have maximum contractual terms of ten years and, with certain exceptions, vest ratably over three years. However, on December 21, 2005, the Company immediately vested 4,465,500 outstanding Class B Options previously granted to officers and employees under the Company’s Equity Plans thereby modifying the terms of the stock option agreements. The accelerated vesting of the options resulted in the exclusion of compensation expense for these options upon the adoption of SFAS 123(R) effective January 2, 2006. Since the exercise price of these options exceeded the closing market price of the Company’s Class B Common Stock on the modification date, the immediate vesting of these stock options did not result in any compensation expense in 2005.

The Company reduced the exercise prices of all outstanding stock options for each of three Special Cash Dividends (see Note 16) effective as of the ex-dividend dates, on December 14, 2006. The exercise prices were reduced by $0.45 for each of the Package Options and by $0.15 for each of the Class A Options and Class B Options on each of the ex-dividend dates of February 15, 2006, June 28, 2006 and December 1, 2006, resulting in maximum adjustments to the exercise prices of $1.35 for each of the Package Options and $0.45 for each of the Class A Options and Class B Options. Those option holders who exercised stock options prior to December 14, 2006, but subsequent to the respective ex-dividend dates, received cash payments by the Company aggregating $125,000, effectively representing retroactive adjustments to the exercise prices which had not yet been reflected upon the exercise of such stock options. Such reduction of the exercise prices of the stock options did not result in any compensation expense to the Company since the fair value of the options immediately after each of the adjustments was less than the fair value immediately before the adjustments.

On December 14, 2006 the Company also amended all outstanding stock options under the Equity Plans by permitting optionees to pay both the exercise price and applicable minimum statutory withholding taxes by having the Company withhold shares that would have been issued to the optionee upon exercise (the “Net Exercise Features”). By utilizing the Net Exercise Features, an optionee would not be required to tender the purchase price or applicable withholding taxes of the shares being acquired under the option, but rather, upon exercise, the optionee would receive only such numbers of shares as is equal in value to the excess of the aggregate fair market value of the shares being purchased, based on the closing price of the Company’s stock on the exercise date, over the aggregate exercise price and applicable withholding taxes for those shares. The Net Exercise Features are permitted under SFAS 123(R) and, accordingly, such amendment did not result in any compensation expense to the Company. The shares withheld from exercises of stock options under the Net Exercise Features in 2006 are included in “Common shares received or withheld as payment in connection with exercises of stock options” and “Common shares withheld as payment for withholding taxes on capital stock transactions” in the table under “Changes in Shares of Common Stock and Common Stock Held in Treasury” in Note 16 and, for presentation purposes, have not been offset within “Common shares issued upon exercises of stock options” in that table.

Pursuant to an agreement the Company entered into for its own tax planning reasons, on December 29, 2005 the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the “Executives”) exercised an aggregate 649,599 Package Options and paid the exercise prices utilizing shares of the Company’s Class A and Class B Common Stock held by them and effectively owned by the Executives for more than six months at the dates the options were exercised. In addition, shares of the Company’s Class A and Class B Common Stock from the exercise of these 649,599 Package Options were withheld to satisfy applicable minimum statutory withholding taxes. The shares used to pay the Executives’ exercise prices and withholding taxes aggregated 457,502 and 915,003 shares of the Company’s Class A and Class B Common Stock, respectively. On December 29, 2005 the Company then granted the Executives 457,502 and 915,003 Class A Options and Class B Options, respectively, to compensate the Executives for the unintended economic disadvantage relative to future price appreciation from the use of shares of the Company’s Class A and Class B Common Stock to pay the exercise prices and withholding taxes. The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $16.78 and $14.94, respectively, on December 29, 2005, were fully vested at the grant date and have the same expiration dates as the corresponding exercised options. As a result of a combination of the exercise of the Package Options and their subsequent replacement by the Company (the “Executive Option

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Replacement”), the Company was required to recognize compensation expense amounting to the intrinsic value of the 649,599 Package Options exercised of $16,367,000 based on the December 29, 2005 closing market prices of its Class A and Class B Common Stock. See Note 28 for disclosure of additional stock options granted to the Executives which did not result in the recognition of any compensation expense under the intrinsic value method.

Pursuant to other agreements the Company entered into for its own tax planning reasons, on December 21, 2006 two of the Company’s senior executive officers other than the Executives (the “Senior Officers”) exercised an aggregate 130,557 Package Options and 215,000 Class B Options utilizing the Net Exercise Features. The Company withheld 83,932 and 352,518 shares of its Class A and Class B Common Stock, respectively, otherwise issuable in connection with the stock option exercises to satisfy the Senior Officers’ exercise prices and applicable minimum statutory withholding taxes. On December 21, 2006 the Company then granted the Senior Officers 83,931 and 352,518 Class A Options and Class B Options, respectively, to compensate the Senior Officers for the unintended economic disadvantage relative to future price appreciation from the shares of the Company’s Class A and Class B Common Stock withheld by the Company to satisfy the exercise prices and withholding taxes. The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $21.45 and $19.55, respectively, on December 21, 2006, were fully vested at the grant date and have the same expiration dates as the corresponding exercised options. The Company recognized compensation expense of $1,758,000 during the year ended December 31, 2006 related to such options granted on December 21, 2006 representing the fair value of such awards.

The Company is obligated to grant 100,000 restricted shares of the Company’s Class B Common Stock to the Chief Executive Officer of ARG (the “ARG Executive Officer”) in accordance with the terms of an employment agreement effective April 13, 2006. Such restricted shares will have both time vesting targets and performance vesting targets. However, the performance vesting targets have not yet been determined. Pursuant to the ARG Executive Officer’s employment agreement, if the performance vesting targets are not agreed upon among the parties, the Company is obligated to grant stock options to the ARG Executive Officer having a fair value equal to the market price of 100,000 restricted shares of the Company’s Class B Common Stock as of the April 13, 2006 date of commencement of the employment term. The total fair value of such stock options would aggregate $1,692,000 and would be recognized ratably as compensation expense over the three-year vesting period which would commence retroactively as of April 13, 2006 should such options be issued instead of the restricted shares resulting in compensation expense of $742,000 during the year ended December 31, 2006. Accordingly, the Company recognized $742,000 as its estimate of the minimum related compensation expense during the year ended December 31, 2006.

Restricted Shares

On March 14, 2005, the Company granted certain officers and key employees 149,155 and 731,411 Restricted Shares (see Note 1) of Class A Common Stock and Class B Common Stock, respectively, under one of its Equity Plans. The Restricted Shares vest or vested ratably over three years, subject to meeting, in each case, certain increasing Class B Common Share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a Class B Common Share market price target of $18.50 per share. On March 14, 2006, the closing market price of the Class B Common Stock was $16.65 per share, resulting in the vesting of one-third of the then outstanding Restricted Shares. The prices of the Company’s Class A and Class B Common Stock on the March 14, 2005 grant date were $15.59 and $14.75 per share, respectively. Prior to January 2, 2006, the Company’s Restricted Shares were accounted for as variable plan awards since they vested only if the Company’s Class B Common Stock met certain market price targets. The Company measured compensation cost for its Restricted Shares by estimating the expected number of shares that will ultimately vest based on the market price of its Class B Common Stock at the end of each year. Based on the market prices of the Company’s Class A and Class B Common Stock as of January 1, 2006, the Company recognized aggregate unearned compensation of $11,602,000 in the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

capital.” Such unearned compensation was recognized ratably as compensation expense over the vesting period of the related Restricted Shares and prior to the adoption of SFAS 123(R) was adjusted retrospectively based on the market price of the Class B Common Stock at the end of each period through January 1, 2006. Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $5,551,000 with an equal offsetting reduction of “Additional paid-in capital” and commenced recognizing the remaining fair value of the Restricted Stock of $6,535,000, based on the original March 14, 2005 grant date fair value, as compensation expense ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”

A summary of changes in the Company’s nonvested Restricted Shares as of and for the year ended December 31, 2006 is as follows:

	Class A Common Stock		Class B Common Stock
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Granted during 2005	149,155	$15.59	731,411	$14.75
Forfeited during 2005	—		(1,491)	14.75

Nonvested at January 1, 2006	149,155	15.59	729,920	14.75
Vested during 2006	(49,718)	15.59	(243,305)	14.75
Forfeited during 2006	—		(994)	14.75

Nonvested at December 31, 2006	99,437	15.59	485,621	14.75

The total fair value of Restricted Shares which vested during 2006 was $4,936,000 as of the March 14, 2006 vesting date.

Equity Instruments of Subsidiaries

Deerfield granted Profit Interests effective August 20, 2004 to certain of its key employees, which effectively increased the minority interests in any profits of Deerfield subsequent to August 19, 2004 by 2.1% to 38.5% from 36.4% and decreased the Company’s interest in such profits to 61.5% from 63.6%. No payments were required from the employees to acquire the Profit Interests. The estimated fair market value at the date of grant of the Profit Interests was $2,050,000 in accordance with an independent appraisal of their fair market value and represents the probability-weighted present value of estimated future cash flows to those Profit Interests. This estimated fair market value resulted in aggregate unearned compensation of $1,260,000, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in capital” in 2004. The vesting of the Profit Interests varies by employee either vesting ratably in each of the three years ended August 20, 2007, 2008 and 2009 or 100% on August 20, 2007. Accordingly, this unrecognized compensation cost is being recorded as compensation expense as earned over periods of three or five years. Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $743,000, net of minority interests, with an equal offsetting reduction of “Additional paid-in capital” and continues recognizing the remaining fair value of the Profit Interests as compensation expense, less minority interests, ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”

On November 10, 2005, the Company granted to certain members of its management equity interests (the “Class B Units”) in TDH and Jurl which hold the Company’s respective interests in Deerfield and Jurlique. The Class B Units consist of a capital interest portion reflecting the subscription price paid by each employee, which aggregated $600,000, and a profits interest portion of up to 15% of the equity interest of those subsidiaries in the respective net income of Deerfield and Jurlique and up to 15% of any investment gain derived from the sale of any or all of their equity interests in Deerfield or Jurlique. The grant of the Class B Units resulted in aggregate unearned compensation of $10,880,000, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

“Additional paid-in-capital” in 2005. The unearned compensation represented the excess of the estimated fair market value of the Class B Units as of the date of grant, in accordance with an independent appraisal of their fair value reflecting the probability-weighted present value of estimated future cash flows to the Class B Units, over the $600,000 aggregate subscription price paid by the employees. The profits interest portion of the Class B Units vest or vested ratably on each of February 15, 2006, 2007 and 2008. Accordingly, the unrecognized compensation cost is being recognized ratably as compensation expense over the three-year vesting period which commenced retroactively as of February 15, 2005. Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $5,038,000 with an equal offsetting reduction of “Additional paid-in capital” and continues recognizing the remaining fair value of the Class B Units as compensation expense, less minority interests, ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”

The aggregate estimated fair value of the Equity Interests which vested during 2006 was $3,633,000 as of the February 15, 2006 vesting date.

Share-Based Compensation Expense

As disclosed in Note 1, prior to January 2, 2006 the Company accounted for stock options and other share-based compensation in accordance with the intrinsic value method and, accordingly, did not recognize any compensation expense for those stock options granted at exercise prices equal to the fair market value of the common stock at the respective dates of grant. Upon the adoption of SFAS 123(R) effective January 2, 2006, the Company began accounting for share-based compensation based on the fair value of the awards at the date of grant rather than the intrinsic value. See Note 1 for disclosure of the effect of adopting SFAS 123(R) on certain amounts reported in the accompanying consolidated statements of operations and cash flows in 2006 and the pro forma effects on net income (loss) and net income (loss) per share for 2004 and 2005 as if the Company had applied the fair value recognition provisions of SFAS 123.

Total share-based compensation expense and related income tax benefit and minority interests recognized in the Company’s consolidated statements of operations were as follows (in thousands):

	2004	2005	2006
Compensation expense related to stock options other than the Executive Option Replacement	$246	$1,177	$7,500
Compensation expense related to the Executive Option Replacement	—	16,367	—
Compensation expense related to Restricted Shares	—	6,051	4,363
Compensation expense related to the Equity Interests	224	6,460	4,026

Compensation expense credited to “Stockholders’ Equity”	470	30,055	15,889
Compensation expense related to dividends in 2005 and related interest in both 2005 and 2006 on Restricted Shares (a)	—	196	39

Total share-based compensation expense included in “General and administrative, excluding depreciation and amortization” except for $612,000 in 2005 which is included in “Facilities relocation and corporate restructuring”	470	30,251	15,928
Less:
Income tax benefit	(89)	(8,565)	(4,436)
Minority interests	(86)	(241)	(249)

Share-based compensation expense, net of related income taxes and minority interests	$295	$21,445	$11,243

(a)

Dividends of $191,000 that accrued on the Restricted Shares in 2005 were charged to compensation expense. Upon adoption of SFAS 123(R) effective January 2, 2006, dividends of $551,000 that accrued on the Restricted Shares in 2006 were charged to “Retained earnings.”

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(18) Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges in 2005 consisted of $11,961,000 related to the Company’s restaurant business segment and $1,547,000 of general corporate charges. The charges in 2006 consist of $108,000 related to the Company’s restaurant business segment and $3,165,000 of general corporate charges.

The charges in the restaurant segment principally related to the Company combining its existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of its restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. RTM and AFA concurrently relocated from their former facilities in Atlanta to the new offices in Atlanta. The charges consisted of severance and employee retention incentives, employee relocation costs, lease termination costs and office relocation expenses. The general corporate charges related to the Company’s decision in December 2005 not to move its corporate offices from New York City to a newly leased office facility in Rye Brook, New York. The 2005 charge of $1,547,000 represented the Company’s estimate as of the end of 2005 of all future costs, net of estimated sublease rental income, related to the Rye Brook lease subsequent to the decision not to move the corporate offices. During 2006, the Company decided to terminate the Rye Brook lease rather than continue its efforts to sublease the facility and incurred a charge of $3,165,000 principally representing a lease termination fee.

The components of facilities relocation and corporate restructuring charges in 2005 and 2006 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows (in thousands):

	2005
	Balance January 3, 2005	Provision	Payments	Write-Off of Related Assets	Credited to Additional Paid-in Capital	Balance January 1, 2006
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$—	$4,534	$(722)	$—	$—	$3,812
Employee relocation costs	—	4,380	(2,836)	—	—	1,544
Office relocation costs	—	1,554	(1,294)	—	—	260
Lease termination costs	—	774	—	—	—	774

	—	11,242	(4,852)	—	—	6,390

Non-cash charges:
Compensation expense from modified stock awards	—	612	—	—	(612)	—
Loss on fixed assets	—	107	—	(107)	—	—

	—	719	—	(107)	(612)	—

Total restaurant business segment	—	11,961	(4,852)	(107)	(612)	6,390
General Corporate:
Cash obligations:
Lease termination costs	—	1,547	(12)	—	—	1,535

	$—	$13,508	$(4,864)	$(107)	$(612)	$7,925

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

	2006
	Balance January 1, 2006	Provisions (Reductions)(a)	Payments	Balance December 31, 2006	Total Expected and Incurred to Date
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$3,812	$640	$(4,112)	$340	$5,174
Employee relocation costs	1,544	(486)	(924)	134	3,894
Office relocation costs	260	(91)	(124)	45	1,463
Lease termination costs	774	45	(517)	302	819

	6,390	108	(5,677)	821	11,350

Non-cash charges:
Compensation expense from modified stock awards	—	—	—	—	612
Loss on fixed assets	—	—	—	—	107

	—	—	—	—	719

Total restaurant business segment	6,390	108	(5,677)	821	12,069
General Corporate:
Cash obligations:
Lease termination costs	1,535	3,165	(4,700)	—	4,712

	$7,925	$3,273	$(10,377)	$821	$16,781

(a)	Reflects change in estimate of total cost to be incurred.

(19) Impairment of Long-Lived Assets

The Company recognized impairment losses in its restaurant business segment and asset management business segment during 2004, 2005 and 2006 consisting of the following (in thousands):

	2004	2005	2006
Restaurant business segment:
Impairment of Company-owned restaurants:
Properties	$1,712	$909	$2,433
Favorable leases	23	—	1,034
Franchise agreements	—	—	146
Computer software	65	11	10

	1,800	920	3,623
Impairment of T.J. Cinnamons trademark	1,582	499	406

	3,382	1,419	4,029
Asset management segment:
Impairment of asset management contracts	—	459	1,525

	$3,382	$1,878	$5,554

The restaurant impairment losses in each year predominantly reflected (1) impairment charges resulting from the deterioration in operating performance of certain restaurants including, for 2006, the effect of nineteen restaurants expected to be closed in 2007 and (2) additional charges for investments in restaurants impaired in a prior year which did not subsequently recover. The trademark impairment losses resulted from

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

the Company’s assessment of the T.J. Cinnamons brand, which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products. These impairment assessments resulted from (1) the Company’s decision in 2004 to not actively pursue new T.J. Cinnamons franchisees until additional new product offerings within its existing product line were tested and became available, (2) the corresponding reduction in anticipated T.J. Cinnamons unit growth and (3) in 2005 and 2006, lower than expected revenues and an overall decrease in management’s focus on the T.J. Cinnamons brand. The 2005 charge related to the asset management contracts represented the write-off of the value of an asset management contract for a CDO (see Note 3) as a result of that CDO being terminated early during 2005 rather than the projected date in 2010 and the related reduction of the Company’s asset management fees to be received. The 2006 charge related to the asset management contracts represented the write-off of the value of asset management contracts for two CDOs as a result of those CDOs being terminated during 2006 rather than the respective projected dates of 2007 and 2013 and the related reduction of the Company’s asset management fees to be received. All of these impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Depreciation and amortization, excluding amortization of deferred financing costs” in the accompanying consolidated statements of operations. The fair values of impaired assets discussed above were estimated to be the present values of the anticipated cash flows associated with each affected Company-owned restaurant, the trademark and the asset management contracts.

(20) Investment Income, Net

Investment income, net consisted of the following components (in thousands):

	2004	2005	2006
Interest income	$16,250	$42,671	$72,552
Distributions, including dividends	2,533	1,963	1,487
Realized gains on available-for-sale securities	3,812	6,657	7,263
Realized gains on sales of investment limited partnerships, similar investment entities and other Cost Investments	9,256	7,010	3,559
Realized gains (losses) on securities sold and subsequently purchased	(2,408)	4,061	2,334
Realized gain on a derivative other than trading	—	—	1,665
Realized gains (losses) on trading securities and trading derivatives	1,676	(853)	(11,995)
Unrealized gains (losses) on trading securities and trading derivatives	(2,050)	(5,392)	5,332
Unrealized gains (losses) on securities sold with an obligation to purchase	291	(64)	3,719
Unrealized gains (losses) on derivatives other than trading	—	1,255	(1,317)
Other Than Temporary Losses	(6,943)	(1,460)	(4,120)
Equity in earnings of an investment limited partnership	—	—	396
Premium received to induce conversion of a convertible debt security	—	396	—
Investment fees	(755)	(908)	(677)

	$21,662	$55,336	$80,198

The Other Than Temporary Losses in 2004 of $6,943,000 related primarily to the recognition of (1) $5,157,000 of impairment charges based on significant declines in the market values of some of the Company’s higher yielding, but more risk-inherent, debt securities that were entered into with the objective of improving the overall return on the Company’s interest-bearing investments and (2) $1,383,000 of impairment charges based on significant declines in the market values of three of the Company’s available-for-sale investments in publicly-traded companies. The Other Than Temporary Losses in 2005 of $1,460,000 related primarily to the recognition of (1) $1,085,000 of impairment charges based on significant declines in the market values of four

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

of the Company’s available-for-sale investments in publicly-traded companies and (2) $156,000 of impairment charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs. The Other Than Temporary Losses in 2006 of $4,120,000 related primarily to (1) a $2,142,000 impairment charge related to a significant decline in the market value of one of the investments in two deferred compensation trusts (see Note 28), (2) $1,267,000 of impairment charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs, (3) $368,000 of impairment charges based on significant declines in the market values of two of the Company’s Cost Investments and (4) a $192,000 impairment charge based on a decline in the value of the Company’s investment in a debt mutual fund.

(21) Gain on Sale of Unconsolidated Businesses

Gain on sale of unconsolidated businesses consisted of the following (in thousands):

	2004	2005	2006
Gain from sale of investment in Encore (Note 8)	$—	$11,749	$2,241
Gain on sale of a portion of the investment in Jurlique (Note 8)	—	—	1,722
Non-cash gain from issuance of stock by Encore (Note 8)	66	226	18
Amortization of deferred gain on restricted Encore stock award to a former officer of the Company (Note 28)	88	626	—
Non-cash gain from issuance of stock in the 2005 REIT Offering (Note 8)	—	467	—

	$154	$13,068	$3,981

(22) Other Income, Net

Other income, net consisted of the following income (expense) components (in thousands):

	2004	2005	2006
Rental income on restaurants not operated by the Company	$ —	$1,182	$3,150
Equity in net earnings of investees (Note 8)	2,219	2,985	2,725
Costs related to a strategic business alternative not consummated	—	—	(2,135)
Interest income	117	299	969
Gain (loss) on foreign currency put and call arrangement (Note 13)	(1,411)	415	(420)
Gain (loss) on foreign currency forward contract (Note 8)	1,640	(488)	—
Foreign currency transaction gain (loss) (Note 8)	(1,741)	603	—
Amortization of fair value of debt guarantees (Note 27)	70	271	192
Costs of a financing alternative not consummated	—	(1,516)	—
Costs of proposed business acquisitions not consummated	(793)	(1,376)	—
Gain on lease termination	—	700	—
Recovery of a pre-acquisition non-trade note receivable with no estimated fair value when acquired	—	345	—
Other income	756	499	262
Other expenses	(451)	(40)	(47)

	$406	$3,879	$4,696

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(23) Discontinued Operations

During 2006, the Company closed two restaurants (the “Restaurant Discontinued Operations”) which were opened in 2005 and 2006 and which were reported as a component of the Company’s restaurant segment (see Note 30). These two restaurants have been accounted for as discontinued operations in 2006 through their respective dates of closing since (1) their results of operations and cash flows have been eliminated from the Company’s operations as a result of the closings and (2) the Company will not have any significant continuing involvement in the operations of the restaurants after their closings. However, the consolidated financial statements for 2005 have not been reclassified for the Restaurant Discontinued Operations since the effect of the one store opened in 2005 was not material.

Prior to 2004 the Company sold (1) the stock of the companies comprising the Company’s former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”), (2) the stock or principal assets of the companies comprising SEPSCO’s former utility and municipal services and refrigeration business segments (the “SEPSCO Discontinued Operations”) and (3) substantially all of its interests in a partnership and a subpartnership comprising the Company’s former propane business segment (the “Propane Discontinued Operations”). The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company.

During 2006, the Company recorded a loss from operations of $412,000 which related entirely to the Restaurant Discontinued Operations. During 2004, 2005 and 2006, the Company recorded additional gains from disposal of discontinued operations of $12,464,000, $3,285,000 and $283,000, respectively. The additional gain in 2004 resulted from the release of reserves for income taxes which were no longer required upon the finalization of an IRS examination of the Company’s Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 and the expiration of the statute of limitations for examinations of certain of the Company’s state income tax returns. The additional gain in 2005 resulted from the release of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examinations of certain of the Company’s state income tax returns, the sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the purchaser. The additional gain in 2006 resulted from the release of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examination of an additional state income tax return and the release of certain other accruals as a result of revised estimates to liquidate the remaining liabilities of the Beverage, SEPSCO and Propane Discontinued Operations, both net of the loss on disposal of the Restaurant Discontinued Operations.

The income (loss) from discontinued operations consisted of the following (in thousands):

	2004	2005	2006
Net sales	$—	$—	$725

Loss from operations before benefit from income taxes	$—	$—	$(662)
Benefit from income taxes	—	—	250

	—	—	(412)

Gain (loss) on disposal of businesses before benefit from income taxes	—	725	(721)
Benefit from income taxes	12,464	2,560	1,004

	12,464	3,285	283

	$12,464	$3,285	$(129)

Current liabilities relating to discontinued operations as of January 1, 2006 and December 31, 2006 consisted of the following (in thousands):

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

	Year-End
	2005	2006
Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations	$9,400	$8,496
Liabilities relating to the SEPSCO Discontinued Operations	993	556
Liabilities relating to the Restaurant Discontinued Operations	—	202
Liabilities relating to the Propane Discontinued Operations	56	—

	$10,449	$9,254

The Company expects that the liquidation of the remaining liabilities associated with its discontinued operations as of December 31, 2006 will not have any material adverse impact on its consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(24) Variable Interest Entities

AFA Service Corporation

As discussed in Note 1, effective October 3, 2005 the Company consolidates AFA, in which the Company has a significant variable interest as a result of a management services agreement (the “AFA Agreement”) with AFA effective that date. AFA is a cooperative that represents operators of domestic Arby’s restaurants and is responsible for marketing and advertising the Arby’s brand. Membership in AFA is compulsory for all domestic Arby’s operators, who pay a percentage of their monthly gross sales to AFA for such services. The Company does not have any assets that collateralize AFA’s obligations. Under the AFA Agreement, however, the Company is responsible for the excess, if any, of expenses over the higher of the actual or budgeted related fee revenue from the operators, although creditors and members of AFA have no recourse to the general credit of the Company and, as a result, the Company is considered the primary beneficiary of AFA.

The effect of the consolidation of AFA was an increase to each of consolidated assets and liabilities in the accompanying consolidated balance sheets of $5,587,000 as of January 1, 2006 and $5,770,000 as of December 31, 2006. In accordance with GAAP, the contributions to and expenses of AFA are both reported in, and accordingly offset in, “Advertising and promotions” in the accompanying consolidated statements of operations for the years ended January 1, 2006 and December 31, 2006 since the Company is acting in the capacity of an agent with regard to these contributions and expenses.

Collateralized Debt Obligations

The Company has variable interests in each of the CDOs it manages due to the provisions of the underlying management agreements and the ownership of preferred shares in certain of the CDOs (see Note 5). The preferred shares of CDOs represent less than 5% of each of the CDOs’ total debt and equity as of December 31, 2006. In addition, the Company has determined that it does not have the majority of expected losses or gains of the respective CDOs and is not the primary beneficiary. The Company’s maximum loss exposure relating to these variable interests is comprised of its investment balance of $14,903,000 (see Note 5), partially offset by the non-recourse notes payable to financial institutions of $4,564,000 (see Note 10) financing these investments, and the potential loss of future management fees.

(25) Retirement Benefit Plans

The Company maintains several 401(k) defined contribution plans (the “401(k) Plans”) which cover all of its employees who meet certain minimum requirements and elect to participate, including employees of

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

Deerfield and RTM subsequent to July 22, 2004 and July 25, 2005, respectively, but excluding restaurant employees paid on an hourly basis and restaurant headquarters employees above a certain position level effective January 1, 2006. Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20%, 50% or 100%, depending on the respective plan, subject to certain limitations. The 401(k) Plans provide for Company matching contributions at 25% of employee contributions up to the first 4% thereof, 50% of employee contributions up to the first 6% thereof or discretionary matching contributions (which were none for one plan and 25% of employee contributions for another plan), depending on the respective plan. In addition, all but one of the 401(k) Plans permit discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the 401(k) Plans. However, effective January 1, 2006, contributions from certain highly compensated corporate employees and related Company matching and profit sharing contributions under one of these plans have been significantly restricted or prohibited. In connection with the matching and profit sharing contributions, the Company provided $1,386,000, $1,367,000 and $874,000 as compensation expense in 2004, 2005 and 2006, respectively.

The Company maintains two defined benefit plans, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost. The measurement date used by the Company in determining amounts related to its defined benefit plans is its current fiscal year end based on the rollforward of an actuarial report with a one-year lag.

The Company adopted the requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”), as of December 31, 2006. The adoption of SFAS 158 had no effect on the Company’s consolidated financial position since the Company already reflected the full underfunded status of its defined benefit plans as a liability in its consolidated balance sheets because it has no unrecognized prior service cost, as disclosed above, and it already uses a measurement date as of the Company’s year end.

A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of the plans’ assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are (in thousands):

	2005	2006
Change in accumulated benefit obligations:
Accumulated benefit obligations at beginning of year	$4,721	$4,848
Service cost (consisting entirely of plan administrative expenses)	95	94
Interest cost	235	217
Actuarial loss (gain)	264	(347)
Benefit payments	(347)	(315)
Plan administrative and investment expense payments	(120)	(115)

Accumulated benefit obligations at end of year	4,848	4,382

Change in fair value of the plans’ assets:
Fair value of the plans’ net assets at beginning of year	3,983	3,696
Actual return on the plans’ assets	180	383
Company contributions	—	73
Benefit payments	(347)	(315)
Plan administrative and investment expense payments	(120)	(115)

Fair value of the plans’ net assets at end of year	3,696	3,722

Unfunded status at end of year	(1,152)	(660)
Unrecognized net actuarial and investment loss	1,600	1,084

Net amount recognized	$448	$424

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The net amount recognized in the consolidated balance sheets consisted of the following (in thousands):

	Year-End
	2005	2006
Accrued pension liability reported in “Other liabilities”	$(1,152)	$(660)
Unrecognized pension loss reported in the “Accumulated other comprehensive income” component of “Stockholders’ equity”	1,600	1,084

Net amount recognized	$448	$424

Unrecognized pension loss in the above table consists entirely of unrecognized net loss since the Company’s defined benefit plans have no unrecognized prior service cost or net transition asset or obligation. As of January 1, 2006 and December 31, 2006 each of the two plans have accumulated benefit obligations in excess of the fair value of the assets of the respective plan.

The components of the net periodic pension cost are as follows (in thousands):

	2004	2005	2006
Service cost (consisting entirely of plan administrative expenses)	$90	$95	$94
Interest cost	242	235	217
Expected return on the plans’ assets	(286)	(280)	(262)
Amortization of unrecognized net loss	31	50	48

Net periodic pension cost	$77	$100	$97

The amount included in accumulated other comprehensive income expected to be recognized in net periodic pension cost for 2007 is $38,000, consisting entirely of unrecognized net loss. The unrecognized pension recovery in 2006 and the losses in 2004 and 2005, less related deferred income taxes, have been reported as “Recovery of unrecognized pension loss” and “Unrecognized pension loss,” respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders’ equity consisting of the following (in thousands):

	2004	2005	2006
Unrecognized pension recovery (loss):
Net gain (loss) arising during the year	$(167)	$(364)	$468
Amortization of unrecognized net loss to net periodic pension cost	31	50	48

	(136)	(314)	516
Deferred income tax (provision) benefit	50	114	(189)

	$(86)	$(200)	$327

The actuarial assumptions used in measuring the net periodic pension cost and accumulated benefit obligations are as follows:

	2004	2005	2006
Net periodic pension cost:
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%
Discount rate	5.5%	5.0%	5.0%
Benefit obligations at end of year:
Discount rate	5.0%	5.0%	5.5%

The expected long-term rate of return on plan assets of 7.5% reflects the Company’s estimate of the average returns on plan investments and after giving consideration to the targeted asset allocation discussed below. Effective with 2007 the Company has lowered its long-term rate of return to 6.5% based on recent actual returns within its targeted asset allocation.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The effect of the decrease in the discount rate used in measuring the net periodic pension cost from 2004 to 2005 resulted in an increase in the net periodic pension cost of $2,000. The effects of the increase in the discount rate and a change in the mortality table, both used in determining the accumulated benefit obligations, from 2005 to 2006 resulted in a decrease and increase in the accumulated benefit obligations of $223,000 and $132,000, respectively.

The weighted-average asset allocations of the two defined benefit plans by asset category at January 1, 2006 and December 31, 2006 are as follows:

	Year-End
	2005	2006
Debt securities	58%	59%
Equity securities	38%	40%
Cash and cash equivalents	3%	1%
Other	1%	—%

	100%	100%

Since the benefits under the Company’s defined benefit plans are frozen, the strategy for the investment of plan assets is weighted towards capital preservation. Accordingly, the target asset allocation is 60% of assets in debt securities with intermediate maturities and 40% in large capitalization equity securities.

The Company currently expects to contribute an aggregate $136,000 to its two defined benefit plans in 2007.

The expected benefits to be paid by the Company’s two defined benefit plans over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Fiscal Year(s)
2007	$330
2008	338
2009	356
2010	355
2011	359
2012–2016	1,773

(26) Lease Commitments

The Company leases real property and restaurant, transportation, and office equipment. Some leases which relate to restaurant operations provide for contingent rentals based on sales volume. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below. In connection with the RTM Acquisition, the Company assumed numerous leases in 2005, consisting of the Sale-Leaseback Obligations (see Note 11), capitalized leases and operating leases.

Rental expense under operating leases, which increased significantly as a result of the RTM Acquisition on July 25, 2005, consisted of the following components (in thousands):

	2004	2005	2006
Minimum rentals	$18,266	$45,556	$77,360
Contingent rentals	745	1,371	3,172

	19,011	46,927	80,532
Less sublease income	164	3,438	8,957

	$18,847	$43,489	$71,575

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The Company’s (1) future minimum rental payments and (2) sublease rental receipts, for noncancelable leases having an initial lease term in excess of one year as of December 31, 2006, are as follows (in thousands):

Fiscal Year	Rental Payments			Sublease Rental Receipts
	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases
2007	$9,295	$8,450	$78,372	$996	$256	$8,333
2008	9,581	8,565	74,375	996	256	7,807
2009	9,662	8,386	68,670	996	254	7,153
2010	9,785	8,302	62,322	996	246	6,306
2011	9,960	8,101	57,490	996	246	5,537
Thereafter	118,646	80,184	423,175	6,860	2,244	25,814

Total minimum payments	166,929	121,988	$764,404	$11,840	$3,502	$60,950

Less interest	80,237	61,054

Present value of minimum sale-leaseback and capitalized lease payments	$86,692	$60,934

As of December 31, 2006, the Company had $23,957,000 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” (see Note 9) and $42,249,000 of unfavorable leases included in “Other liabilities,” resulting in $18,292,000 of net unfavorable leases. The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been reduced by (1) the $18,292,000 of net unfavorable leases, (2) $11,400,000 of Straight-Line Rent, (3) $2,977,000 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent and (4) $158,000 of other related items. Sublease rental receipts have been reduced by those receipts relating to the closed restaurants.

The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable, in the accompanying consolidated balance sheet as of December 31, 2006 (see Note 11).

(27) Guarantees and Other Commitments and Contingencies

Guarantees

National Propane retains a less than 1% special limited partner interest in the Company’s former propane business, now known as AmeriGas Eagle Propane, L.P. (“AmeriGas Eagle”). National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify (the “Indemnification”) the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of December 31, 2006, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane’s principal asset is an intercompany note receivable from Triarc in the amount of $50,000,000 as of December 31, 2006. The Company believes it is unlikely that it will be called upon to make any payments under the Indemnification. Prior to 2004, AmeriGas Propane L.P. (“AmeriGas Propane”) purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments if AmeriGas Propane required the repurchase or the Company would accelerate payment of deferred taxes of $36,000,000 as of December 31, 2006, including $34,503,000 associated with

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2004, of the propane business if National Propane required the repurchase. As of December 31, 2006 the Company has net operating loss tax carryforwards sufficient to offset the remaining deferred taxes.

RTM guarantees the lease obligations (the “Affiliate Lease Guarantees”) of 23 RTM restaurants formerly operated by affiliates of RTM as of December 31, 2006. The RTM selling stockholders have indemnified the Company with respect to the guarantee of the remaining lease obligations. In addition, RTM remains contingently liable for 21 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”). All of these lease obligations, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $42,000,000 and $39,000,000 as of January 1, 2006 and December 31, 2006, respectively, including approximately $36,000,000 and $33,000,000, respectively, under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through January 1, 2006 and December 31, 2006, respectively. The estimated fair value of the Lease Guarantees was $1,506,000 as of the date of the RTM Acquisition, as determined in accordance with an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company. Such amount was recorded as a liability by the Company in connection with the RTM Acquisition purchase price allocation reflected in Note 3 and is being amortized to “Other income, net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time. There remains an unamortized carrying amount of $1,231,000 and $1,156,000 included in “Other liabilities” as of January 1, 2006, and December 31, 2006, respectively, with respect to the Lease Guarantees.

Other Commitments and Contingencies

Pepsi Agreement

Effective January 1, 2006, the Company entered into an agreement with PepsiCo, Inc. (“Pepsi”) for Pepsi to provide fountain beverage products and certain marketing support funding to the Company and its Arby’s franchisees. The agreement requires the Company and its Arby’s franchisees to purchase fountain beverage syrup from Pepsi at certain preferred prices until a contractual gallonage total has been reached. Purchases made by the Company during 2006 amounted to $6,134,000. Future purchases by the Company under this commitment are estimated to be approximately $8,400,000 per year, aggregating approximately $84,000,000 over the remaining life of the contract based on current preferred prices and the current ratio of sales at Company-owned restaurants to franchised Arby’s restaurants.

Employment Agreements

The Company has employment agreements and severance arrangements with certain of its executive officers and corporate employees. The employment agreements with the Executives and one of the Senior Officers provide for, among other things, minimum annual salaries and performance-based bonus compensation. In addition, the severance arrangements with the Executives and the Senior Officers provide for severance in the event of their termination without cause, as defined in their respective agreements, which severance would include, among other compensation, payments of five times in the case of the Executives and two and one half times in the case of the Senior Officers, their annual base salary and bonus.

Deerfield Minority Interests

Commencing July 22, 2007, two of Deerfield’s executives will have certain rights to require the Company to acquire their economic interests in Deerfield, which aggregate 35.5% of the capital interests and 34.3% of the Profit Interests, at a price equal to the then current fair market value of those interests and are subject to acceleration under certain circumstances.

(28) Transactions with Related Parties

Prior to 2004 the Company provided aggregate incentive compensation of $22,500,000 to the Executives which was invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit. Deferred compensation expense of $2,580,000, $2,235,000 and $1,720,000 was recognized in 2004, 2005 and 2006, respectively, for net increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any losses deemed to be other than temporary, but is unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that are accounted for under the Cost Method. Accordingly, the Company recognized net

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

investment income from investments in the Deferred Compensation Trusts of $2,042,000 in 2004, $1,814,000 in 2005 and net investment losses of $1,002,000 in 2006. The net investment income during 2004 and 2005 consisted of (1) realized gains from the sale of certain Cost Method investments in the Deferred Compensation Trusts of $2,358,000 and $2,026,000, respectively, which included increases in value prior to 2004 and 2005 of $1,823,000 and $1,629,000, respectively, (2) interest income of $18,000 and $122,000, respectively, less (3) management fees of $334,000 in each of the years. The net investment loss during 2006 consists of an impairment charge of $2,142,000 related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which the Company deemed to be other than temporary and management fees of $36,000, less realized gains from the sale of certain Cost Method investments of $586,000, which included increases in value prior to 2006 of $395,000, equity in earnings of an Equity Method investment purchased and sold during 2006 of $396,000 and interest income of $194,000. Realized gains, interest income, investment management fees and the other than temporary loss are included in “Investment income, net” and deferred compensation expense is included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations. As of January 1, 2006 and December 31, 2006, the obligation to the Executives related to the Deferred Compensation Trusts is $33,959,000 and $35,679,000, respectively, and is included in “Deferred compensation payable to related parties” in the accompanying consolidated balance sheets. Such obligation, which is currently due January 2, 2008, can be settled either by payment of cash or the transfer of investments held in the Deferred Compensation Trusts. As of January 1, 2006 and December 31, 2006 the assets in the Deferred Compensation Trusts consisted of $17,159,000 and $13,409,000, respectively, included in “Investments,” which does not reflect the unrealized net increase in the fair value of the investments but does reflect the other than temporary loss noted above, $6,370,000 and $11,077,000, respectively, included in “Investment settlements receivable” and $3,813,000 and $1,884,000, respectively, included in “Cash (including cash equivalents)” in the accompanying consolidated balance sheets. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, other than with respect to losses deemed to be other than temporary, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Prior to and during 2004, the Executives elected to defer the receipt of certain shares issuable upon the exercise of stock options. During 2004 the Executives exercised an aggregate 3,250,000 Package Options (see Note 17) under the Company’s Equity Plans and paid the exercise prices utilizing shares of the Company’s Class B Common Stock effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $44,297,000, represented by 1,334,323 Class A Common Shares and 2,668,630 Class B Common Shares based on the market prices at the dates of exercise. These shares, together with 360,795 Class A Common Shares and 721,590 Class B Common Shares from exercises prior to 2004, were held in two additional deferred compensation trusts (the “Additional Deferred Compensation Trusts”) until their release in December 2005. The Company did not record any income or loss from the change in the fair market value of the Additional Deferred Compensation Trusts since the trusts were invested in the Company’s own common stock. The Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2008. However, pursuant to an agreement the Company entered into for its own tax planning reasons, on December 29, 2005 the Company accelerated the delivery of all of the shares and related cash dividends held in the Additional Deferred Compensation Trusts to the Executives. An aggregate 756,441 and 1,512,883 shares of the Company’s Class A and Class B Common Stock, respectively, and related cash dividends of $2,879,000 were withheld by the Company to satisfy the Executives’ statutory withholding taxes. Additionally, on December 29, 2005 the Company granted the Executives 756,441 and 1,512,883 Class A Options and Class B Options, respectively, to compensate the Executives for the unintended economic

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

disadvantage relative to future price appreciation from the use of shares of the Company’s Class A and Class B Common Stock to pay the withholding taxes. The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $16.78 and $14.94, respectively, on December 29, 2005, were fully vested at the grant date and expire on January 1, 2009. This replacement of stock options by the Company did not result in additional compensation expense to the Company under the intrinsic value method since the shares in the Additional Deferred Compensation Trusts were effectively owned for more than six months at the date the new options were granted. Also pursuant to the agreement with the Company, the Executives exercised options and the Company issued new options to compensate for shares tendered to pay the exercise price and shares withheld to satisfy taxes. See Note 17 for further disclosure of share-based compensation.

As part of its overall retention efforts, the Company provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and prior to 2004 made related loans to management. As of December 31, 2006, all of these loans have been settled and the Company no longer makes any such loans. These former loans could not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and at least one half of the loans were required to be with recourse. The loans were evidenced by promissory notes, bore interest at the prime rate payable and reset annually and were secured by such member’s co-investment shares. The promissory notes matured no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee. The Company and certain of its management have two remaining co-investments which had outstanding loan balances that were settled in 2006: (1) K12 Inc. (“K12”) and (2) 280 BT. 280 BT is a limited liability holding company principally owned by the Company and company management that, among other third parties, invested in operating companies. The investment in K12 is directly in the operating company.

Information pertaining to the two remaining co-investments from their inception, including years prior to 2004, is as follows (dollars in thousands):

	K12	280 BT
Received from management on date of co-investment:	July 2001	November 2001
Cash	$222	$825
Recourse notes	222	825
Non-recourse notes	222	825
Note activity:
Cash collections	444	525
Members’ interests received in lieu of collection of non-recourse notes	—	300
Provisions for uncollectible non-recourse notes (a)	—	825
Ownership percentages at December 31, 2006:
Company	1.6%	80.1	%(b)
Present Company management	0.5%	11.3%
Other	97.9%	8.6%

(a)

The provisions for uncollectible non-recourse notes were established due to either declines in value of the underlying investments of 280 BT or settlements of related non-recourse notes described in (b) below. Such provisions for uncollectible notes included $510,000 recognized in years prior to 2004 and $15,000 recognized during 2004, and are included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations.

(b)

Includes the effect of the surrender by former Company officers of portions of their respective co-investment interests in 280 BT to the Company in settlement of non-recourse notes of $67,000 prior to 2004, $35,000 in 2004 and $723,000 in 2006, which has increased the Company’s ownership percentage to 80.1% at December 31, 2006 from 55.9% as of the issuance of the 280 BT co-investment loans. Such

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

settlements in 2004 and 2006 resulted in reductions of the minority interests in 280 BT of $15,000 and $300,000, respectively, as a result of the Company now owning the surrendered interests.

In addition to the co-investments set forth in the preceding table, the Company and certain of its officers, including entities controlled by them, have invested in Encore (see Note 8). The Company owns 4.3% and certain present officers collectively own 4.7% of Encore’s issued and outstanding common stock as of December 31, 2006. In October 2002, the Company made a restricted stock award of 90,000 shares of Encore Common Stock owned by it to a then officer of the Company and who began serving on Encore’s board of directors. In connection with this award, the Company recorded the $72,000 fair market value of the Encore shares as of the date of grant as a deferred cost which was amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” ratably over the three-year vesting period of the restricted stock award. An equal offsetting deferred gain was amortized to income included in “Gain on sale of unconsolidated businesses” (see Note 21). The officer’s employment with the Company was terminated in December 2004, and the terms of the unvested portion of the restricted stock award of 30,000 shares of Encore Common Stock were modified. As a result of the modification, a deferred cost for the $667,000 incremental fair market value of the Encore shares was amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” during 2004 and 2005 through the October 2005 vesting date consisting of $65,000 during 2004 and $602,000 during 2005. An equal offsetting deferred gain was amortized to income included in “Gain on sale of unconsolidated businesses” (see Note 21).

As of December 31, 2006, the Company owns 63.6% of the capital interests in Deerfield. The remaining capital interests in Deerfield are owned directly or indirectly by executives of Deerfield, including one who is also a director of the Company. In connection with the Deerfield Acquisition, commencing July 22, 2009, the Company will have certain rights to acquire the capital interests of Deerfield owned by two of Deerfield’s executives, which aggregate 35.5% of the capital interests and 34.3% of the Profit Interests. In addition, commencing July 22, 2007, those two executives will have certain rights to require the Company to acquire their economic interests. In each case, the rights are generally exercisable at a price equal to the then current fair market value of those interests and are subject to acceleration under certain circumstances.

In December 2004 the Company purchased 1,000,000 shares of the REIT (see Note 8) for $15,000,000, and certain officers of the Company and/or its subsidiaries purchased 115,414 shares of the REIT for a cost of $1,731,000. Such shares were all purchased at the same price and terms as those shares purchased by third-party investors pursuant to the 2004 REIT Offering. Certain of those officers, but not the Company, acquired additional shares subsequent to the 2004 REIT Offering at various prices in open-market transactions. The Company, through Deerfield, is the investment manager of the REIT and it has a 43% representation on the REIT’s board of directors. The Company accounts for its investment in the REIT under the Equity Method. In addition, the Company received the Restricted Investments (see Note 8) in 2004 consisting of 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT, which represent share-based compensation granted in consideration of the Company’s management of the REIT. In each of 2005 and 2006, the restrictions lapsed on 134,616 shares and 448,719 options vested. In addition, during 2006 the Company received 52,202 shares of the REIT representing a management incentive fee. The aggregate 1,321,433 unrestricted shares held by the Company represents an ownership percentage in the REIT of 2.6% at December 31, 2006. In May 2006, the Company made a restricted stock award of 49,771 shares of the REIT owned by it to two of its executives serving the REIT. In connection with this award, the Company recorded the $650,000 fair market value of the REIT shares as of the date of grant as “Deferred costs and other assets” which is being amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” ratably over the three year vesting period of the restricted stock award. Certain officers of Triarc and Deerfield hold shares in the REIT, representing an ownership percentage of approximately 0.5% at December 31, 2006. All of these transactions that involve the Company’s ownership in the REIT are disclosed in more detail in Note 8.

In accordance with an employment agreement with an executive of Deerfield who is also a director of the Company, Deerfield incurred expenses in 2004, 2005 and 2006 of $199,000, $617,000 and $478,000,

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

respectively, included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations, to reimburse an entity of which the executive is the principal owner for operating expenses related to the business usage of an airplane. As of January 1, 2006 and December 31, 2006, the Company had a remaining payable to this entity of $91,000 and $46,000, respectively, included in “Accounts payable” in the accompanying consolidated balance sheets.

The Company is being reimbursed by the Executives for incremental operating expenses related to certain personal usage of corporate aircraft. Such reimbursements for 2004, 2005 and 2006 amounted to $574,000, $683,000 and $620,000, respectively and have been recognized as a reduction of “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations.

On November 1, 2005, the Executives and the Company’s Vice Chairman (collectively, the “Principals”) started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by the Principals and certain other senior executives of the Company (the “Employees”) through a management company (the “Management Company”) formed by the Principals. The Principals and the Employees continue to receive their regular compensation from the Company. The Company is making available the services of the Principals and the Employees, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. The length of time that these services will be provided has not yet been determined. The Company is being reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs for periods both before and after the launch of the Equity Funds. Such allocated costs for 2005 and 2006 amounted to $775,000, and $4,345,000, respectively, and have been recognized as reductions of “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations. The Company was due $775,000 and $10,000 as of January 1, 2006 and December 31, 2006, respectively, relating to these services which are included in “Accounts and notes receivable” in the accompanying consolidated balance sheets. The Company has reduced its incentive compensation expense in 2006 for the Management Company’s allocable portion of the incentive compensation awarded to the Employees which aggregated $7,400,000 with respect to services provided to the Management Company during 2006. A special committee comprised of independent members of the Company’s Board of Directors (the “Special Committee”) has reviewed and considered these arrangements.

In December 2005, the Company invested $75,000,000 in an account which is managed by the Management Company and co-invests on a parallel basis with the Equity Funds with a carrying value of $91,774,000 as of December 31, 2006. The Principals and certain Employees have invested in the Equity Funds and certain Employees may invest additional amounts in the Equity Funds or in an account to be managed by the Management Company. The Management Company has agreed not to charge the Company, the Principals or the Employees any management fees with respect to their investments. Further, the Principals and the Employees will not pay any incentive fees and the Company will not pay any incentive fees for the first two years and, thereafter, will pay lower incentive fees than those generally charged to other investors in the Equity Funds. The Company is entitled to withdraw its investment quarterly upon 65 days’ prior written notice. The Special Committee recommended the Company’s investment on these terms to the executive committee of the Company’s Board of Directors, which in turn approved such investment, with the Executives abstaining from the vote.

At January 1, 2006, the Company had a note receivable of $519,000 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition. The principal amount of the note was reported as the “Note receivable from non-executive officer” component of “Stockholders’ equity” in the Company’s consolidated balance sheet as of January 1, 2006. The note bore interest at a bank base rate plus 2%. The note together with $41,000 of accrued interest was repaid by the officer in June 2006. The Company recorded $20,000 and $21,000 of interest income on this note during 2005 and 2006, respectively.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The Company had two lease arrangements from July 25, 2005 through December 2005 and April 2006, respectively, for RTM’s previous corporate office facilities with entities owned by certain selling stockholders of RTM, including a selling stockholder who became a member of the Company’s Board of Directors subsequent to the RTM Acquisition. The combined monthly rent was $54,000 plus real estate taxes and operating costs and aggregated $283,000 and $32,000 during 2005 and 2006, respectively, which has been included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations. The Company believes the rental payments under the leases approximated fair market value.

Following the RTM Acquisition, the Company provided certain management services to certain affiliates of RTM that the Company did not acquire including information technology, risk management, accounting, tax and other management services through May 7, 2006. The Company charged a monthly fee of $36,000 plus out-of-pocket expenses for such services which aggregated $193,000 and $150,000 during 2005 and 2006, respectively, and was recognized as a reduction of “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations. In connection therewith, $35,000 was due to the Company as of January 1, 2006 which was included in “Accounts and notes receivable” in the accompanying consolidated balance sheet. The Company believes that these fees approximated the cost to the Company of providing the management services. On May 7, 2006, these affiliates of RTM were sold to an unrelated third party. In addition, the Company continued to have limited transactions with certain of these affiliates through May 7, 2006 which resulted in the Company recording during 2005 and 2006 (1) rental income of $26,000 and $22,000, respectively, for a restaurant leased to one of the affiliates and (2) royalty expense of $10,000 in each of the years related to the use of a brand owned by one of these affiliates in four Company-owned restaurants. Further, as of January 1, 2006, the Company had a receivable of $248,000 from an affiliate principally for payroll costs incurred on the affiliate’s behalf by RTM prior to the RTM Acquisition which was repaid during 2006.

In connection with the RTM Acquisition, a portion of the cash purchase price paid by the Company was used to repay promissory notes and related accrued interest owed by RTM to certain former stockholders of RTM, including $11,821,000 of principal and accrued interest to ARG’s then President and Chief Executive Officer who, prior to joining the Company in January 2004, had been a former officer, director and stockholder of RTM.

In 2005 and 2006, the Company made charitable contributions of $1,303,000 and $100,000, respectively, to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors. The 2005 contribution included $1,000,000 in connection with the RTM Acquisition. In addition, during 2006 the Company paid $502,000 of expenses on behalf of the Foundation primarily utilizing funds reimbursed to it by Pepsi as provided for by the Pepsi contract (see Note 27).

The Company’s President and Chief Operating Officer had an equity interest in a franchisee that owns an Arby’s restaurant. That franchisee was a party to a standard Arby’s franchise license agreement and paid to Arby’s fees and royalty payments that unaffiliated third-party franchisees pay. Under an arrangement that pre-dated the Sybra Acquisition, Sybra managed the restaurant for the franchisee and did not receive any compensation for its services during 2004, 2005 or 2006. In November 2006, the Company acquired the assets of the franchisee for $121,000 in cash which was entirely used to satisfy outstanding liabilities of the franchisee. The Company’s President and Chief Operating Officer did not receive any portion of the proceeds from this sale.

During 2005, the Company sold one of its restaurants to a former employee for $408,000 in cash, which resulted in a loss of $235,000 recognized in “Depreciation and amortization, excluding amortization of deferred financing costs,” including the write-off of $423,000 of allocated goodwill (see Note 9). The Company believes that such sale price represented the then fair value of the restaurant.

In March 2006, the Company sold nine of its restaurants to a former officer of its restaurant segment for $3,400,000 in cash, which resulted in a pretax gain of $570,000 recognized as a reduction of “Depreciation

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

and amortization, excluding amortization of deferred financing costs,” net of the write-off of, among other assets and liabilities, allocated goodwill of $2,091,000 (see Note 9). The Company believes that such sale price represented the then fair value of the nine restaurants.

(29) Legal and Environmental Matters

In 2001, a vacant property owned by Adams, an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review. In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams and Adams has sought clarification from, and continues to expect to have additional conversations with, the FDEP in order to attempt to resolve this matter. Based on provisions made prior to 2006 of $1,667,000 for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

In addition to the environmental matter described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,000,000 as of December 31, 2006. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(30) Business Segments

The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”). Restaurants include RTM effective with the RTM Acquisition on July 25, 2005. Asset Management consists entirely of Deerfield effective with the Deerfield Acquisition on July 22, 2004. The Company evaluates segment performance and allocates resources based on each segment’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs (“Depreciation and Amortization”). Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company’s operations of each segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash equivalents, short-term investments, investment settlements receivable, non-current investments and properties.

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

The following is a summary of the Company’s segment information (in thousands):

	2004	2005	2006
Revenues:
Restaurants	$306,518	$662,009	$1,155,272
Asset Management	22,061	65,325	88,006

Consolidated revenues	$328,579	$727,334	$1,243,278

EBITDA:
Restaurants	$72,094	$79,324	$149,912
Asset Management	3,607	11,472	23,150
General corporate	(52,906)	(86,200)	(62,828)

Consolidated EBITDA	22,795	4,596	110,234

Less Depreciation and Amortization:
Restaurants	12,912	26,448	54,567
Asset Management	1,996	4,835	7,317
General corporate	5,153	5,387	4,343

Consolidated Depreciation and Amortization	20,061	36,670	66,227

Operating profit (loss):
Restaurants	59,182	52,876	95,345
Asset Management	1,611	6,637	15,833
General corporate	(58,059)	(91,587)	(67,171)

Consolidated operating profit (loss)	2,734	(32,074)	44,007
Interest expense	(34,171)	(68,789)	(114,088)
Insurance expense related to long-term debt	(3,874)	(2,294)	—
Loss on early extinguishments of debt	—	(35,809)	(14,082)
Investment income, net	21,662	55,336	80,198
Gain on sale of unconsolidated businesses	154	13,068	3,981
Other income, net	406	3,879	4,696

Consolidated income (loss) from continuing operations before income taxes and minority interests	$(13,089)	$(66,683)	$4,712

	Year-End
	2004	2005	2006
Identifiable assets:
Restaurants	$209,856	$1,044,199	$1,079,509
Asset Management	138,818	149,247	183,733
General corporate	718,299	1,616,043	297,207

Consolidated total assets	$1,066,973	$2,809,489	$1,560,449

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(31) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2005 and 2006. The Company reports on a fiscal year consisting of 52 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund report or reported on a calendar year ending on December 31. Excluding Deerfield, the Opportunities Fund and the DM Fund, all of the Company’s fiscal quarters in 2005 and 2006 contained 13 weeks. This unaudited consolidated quarterly financial information includes the quarterly results of RTM subsequent to its acquisition date of July 25, 2005. See Note 3 for more detailed disclosure of this acquisition. The Opportunities Fund has been included in this unaudited consolidated quarterly information through its effective redemption date of September 29, 2006. The DM Fund has been included in this unaudited consolidated quarterly financial information from its commencement date of March 1, 2005.

	Quarter Ended
	April 3,	July 3,	October 2, (b)	January 1, 2006 (c)
	(In Thousands Except Per Share Amounts)
2005
Revenues	$87,697	$93,723	$240,356	$305,558
Cost of sales, excluding depreciation and amortization	39,189	41,038	148,162	189,586
Cost of services, excluding depreciation and amortization	4,149	4,614	4,610	11,443
Operating profit (loss)	436	2,729	(11,160)	(24,079)
Income (loss) from continuing operations	2,679	(52)	(42,480)	(19,059)
Income from discontinued operations (Note 23)	—	471	—	2,814
Net income (loss)	2,679	419	(42,480)	(16,245)
Basic and diluted income (loss) per share of Class A Common Stock and Class B Common Stock (a):
Continuing operations	.04	—	(.58)	(.25)
Discontinued operations	—	.01	—	.04
Net income (loss)	.04	.01	(.58)	(.21)

	Quarter Ended
	April 2, (d)	July 2,	October 1,	December 31, 2006
	(In Thousands Except Per Share Amounts)
2006 (e)
Revenues	$292,026	$307,617	$311,662	$331,973
Cost of sales, excluding depreciation and amortization	192,384	194,017	197,582	194,609
Cost of services, excluding depreciation and amortization	5,520	5,910	7,313	16,534
Operating profit (loss)	(477)	13,149	12,620	18,715
Income (loss) from continuing operations	(12,829)	3,231	645	(2,247)
Income (loss) from discontinued operations (Note 23)	(76)	(139)	(97)	183
Net income (loss)	(12,905)	3,092	548	(2,064)
Basic income (loss) per share from continuing operations and net income (loss) (a):
Class A Common Stock	(.16)	.03	.01	(.02)
Class B Common Stock	(.16)	.04	.01	(.02)
Diluted income (loss) per share from continuing operations and net income (loss) of Class A Common Stock and Class B Common Stock (a)	(.16)	.03	.01	(.02)

Triarc Companies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
December 31, 2006

(a)

Basic and diluted income (loss) per share amounts have been computed consistent with the annual calculations explained in Note 4. Basic and diluted income (loss) per share for each of the Class A and Class B Common Shares are the same for each of the last three quarters of 2005 and the first and fourth quarters of 2006 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations in each of those quarters. The basic and diluted income per share for each of the Class A and Class B Common Shares are the same for the quarters ended April 3, 2005 and October 1, 2006 since the difference is less than one cent in each quarter. The basic and diluted income (loss) per share from discontinued operations for each of the Class A and Class B Common Shares are less than one cent in each of the quarters in 2006.

(b)

The loss from continuing operations and net loss for the quarter ended October 2, 2005 were materially affected by (1) the loss on early extinguishments of debt of $35,790,000 (see Note 12), or $21,852,000 after an income tax benefit of $13,938,000, (2) the loss on settlement of unfavorable franchise rights of $17,024,000 (See Note 3), with no income tax benefit and (3) the charge for facilities relocation and corporate restructuring of $6,559,000 (see Note 18), or $4,010,000 after an income tax benefit of $2,549,000.

(c)

The loss from continuing operations and net loss for the quarter ended January 1, 2006 were materially affected by (1) compensation expense related to the Executive Option Replacement of $16,367,000 (see Note 17), or $10,475,000 after an income tax benefit of $5,892,000 and (2) a facilities relocation and corporate restructuring charge of $6,949,000 (see Note 18), or $4,286,000 after an income tax benefit of $2,663,000.

(d)

The loss from continuing operations and net loss for the quarter ended April 2, 2006 were materiality affected by the loss on early extinguishment of debt of $12,544,000, or $8,028,000 after an income tax benefit of $4,516,000, arising from the effective conversion of Convertible Notes (see Note 12).

(e)

The data presented for each of the first three quarters of 2006 have been reclassified from the amounts reported in each of the Company’s respective quarterly reports on Form 10-Q (See Note 3) to reflect the Restaurant Discontinued Operations (see Note 23).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
TRIARC COMPANIES, INC.
New York, New York

We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007 (such report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs concerning the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2007

SCHEDULE I

Triarc Companies, Inc. (Parent Company Only)
CONDENSED BALANCE SHEETS
(In Thousands Except Share Data)

	January 1, 2006	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$17,746	$15,384
Short-term investments	50,963	—
Investment settlements receivable	15,229	11,077
Amounts due from subsidiaries	100,232	82,545
Deferred income tax benefit, other receivables and other current assets	13,194	9,367

Total current assets	197,364	118,373
Investments in consolidated subsidiaries	538,388	504,531
Investments	17,159	13,409
Properties	22,971	20,979
Deferred income tax benefit	15,316	6,445
Deferred costs and other assets	11,266	7,154

	$802,464	$670,891

Liabilities and Stockholders’ Equity
Current liabilities:
Intercompany demand note payable to a subsidiary	$50,000	$50,000
Other amounts due to subsidiaries	72,284	50,779
Current portion of long-term debt (a)	8,799	3,227
Accounts payable	5,083	1,246
Accrued expenses	38,661	33,224
Current liabilities relating to discontinued operations	9,400	8,496

Total current liabilities	184,227	146,972

Long-term debt (b)	180,379	4,252
Deferred compensation payable to related parties	33,959	35,679
Other liabilities	8,329	9,346
Stockholders’ equity:
Class A common stock, $.10 par value; shares authorized: 100,000,000; shares issued: 29,550,663	2,955	2,955
Class B common stock, $.10 par value; shares authorized: 150,000,000; shares issued: 59,101,326 and 63,656,233	5,910	6,366
Additional paid-in capital	264,770	311,609
Retained earnings	259,285	182,555
Common stock held in treasury	(130,179)	(43,695)
Accumulated other comprehensive income	5,451	14,852
Unearned compensation	(12,103)	—
Note receivable from non-executive officer	(519)	—

Total stockholders’ equity	395,570	474,642

	$802,464	$670,891

(a)

Consists of the current portion of long-term debt of $3,227,000 as of January 1, 2006 and December 31, 2006 and guaranteed subsidiary debt of $5,572,000 as of January 1, 2006. The parent company obligation of the guarantee of subsidiary debt was eliminated in consolidation of the accompanying consolidated balance sheet as of January 1, 2006.

(b)

Consists of 5% convertible notes due 2023 in the amount of $175,000,000 and $2,100,000 as of January 1, 2006 and December 31, 2006, respectively, and a secured bank term loan of $5,379,000 and $2,152,000 as of January 1, 2006 and December 31, 2006, respectively.

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
Revenues and income:
Net sales to subsidiaries	$62,397	$60,706	$28,825
Equity in income from continuing operations of subsidiaries	32,690	3,128	46,594
Investment income	7,921	9,455	856
Intercompany interest income	1,078	1,130	—

	104,086	74,419	76,275

Costs and expenses:
Cost of sales, excluding depreciation and amortization	62,397	60,706	28,825
General and administrative, excluding depreciation and amortization	56,267	86,708	62,133
Loss on early extinguishment of debt	—	—	13,064
Depreciation and amortization, excluding amortization of deferred financing costs	3,249	2,956	2,522
Facilities relocation and corporate restructuring	—	1,547	3,165
Intercompany interest expense	1,002	1,546	2,325
Other interest expense	9,253	10,103	1,760
Other expense, net	690	1,091	784

	132,858	164,657	114,578

Loss from continuing operations before benefit from income taxes	(28,772)	(90,238)	(38,303)
Benefit from income taxes	30,249	31,326	27,103

Income (loss) from continuing operations	1,477	(58,912)	(11,200)
Equity in income (loss) from discontinued operations of subsidiaries	12,464	3,285	(129)

Net income (loss)	$13,941	$(55,627)	$(11,329)

Basic income (loss) per share:
Class A common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.18	.05	—

Net income (loss)	$.20	$(.79)	$(.13)

Class B common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.21	.05	—

Net income (loss)	$.23	$(.79)	$(.13)

Diluted income (loss) per share:
Class A common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.17	.05	—

Net income (loss)	$.19	$(.79)	$(.13)

Class B common stock:
Continuing operations	$.02	$(.84)	$(.13)
Discontinued operations	.20	.05	—

Net income (loss)	$.22	$(.79)	$(.13)

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
Cash flows from continuing operating activities:
Net income (loss)	$13,941	$(55,627)	$(11,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of withholding taxes relating to share-based compensation	—	(49,943)	(56,576)
Equity in income from continuing operations of subsidiaries	(32,690)	(3,128)	(46,594)
Dividends from subsidiaries	8,222	10,625	17,997
Share-based compensation provision	160	22,614	6,680
Deferred income tax provision (benefit)	(19,525)	(30,422)	5,837
Charge for common stock issued to induce effective conversions of convertible notes	—	—	4,023
Depreciation and amortization of properties	2,992	2,848	2,454
Amortization of other intangible assets and certain other items	257	108	68
Amortization of deferred financing costs	973	958	119
Write-off of previously unamortized deferred financing costs on early extinguishments of debt	—	—	3,992
Deferred compensation provision	2,585	2,296	1,720
Operating investment adjustments, net (see below)	41,973	(7,483)	1,063
Equity in (income) loss from discontinued operations of subsidiaries	(12,464)	(3,285)	129
Release of income tax and related interest accruals	(10,828)	—	—
Change in due from/to subsidiaries	(4,413)	(630)	379
(Increase) decrease in receivables and other current assets	413	(1,422)	3,221
Increase (decrease) in accounts payable and accrued expenses	2,978	7,089	(37,239)
Other, net	1,704	2,565	996

Net cash used in continuing operating activities	(3,722)	(102,837)	(103,060)

Cash flows from continuing investing activities:
Distribution from subsidiary	—	—	81,804
Net repayments from subsidiaries	86,428	94,460	26,238
Investment activities, net (see below)	(69,555)	9,134	57,858
Capital expenditures	(13)	(7)	(471)
Cost of business acquisition	(94,907)	—	—
Investment in subsidiaries	(100,000)	—	—
Investment in affiliate	(15,000)	—	—
Capital contributed to subsidiaries	(4,000)	—	—
Other, net	(29)	(27)	(55)

Net cash provided by (used in) continuing investing activities	(197,076)	103,560	165,374

Cash flows from continuing financing activities:
Dividends paid	(18,168)	(22,503)	(70,040)
Repayments of long-term debt	(3,227)	(3,227)	(3,227)
Proceeds from exercises of stock options	14,994	4,023	8,596

Net cash used in continuing financing activities	(6,401)	(21,707)	(64,671)

Net cash used in continuing operations	(207,199)	(20,984)	(2,357)
Net cash used in discontinued operations—operating activities	(176)	(241)	(5)

Net decrease in cash and cash equivalents	(207,375)	(21,225)	(2,362)
Cash and cash equivalents at beginning of year	246,346	38,971	17,746

Cash and cash equivalents at end of year	$38,971	$17,746	$15,384

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS—Continued
(In Thousands)

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
Detail of cash flows related to investments:
Operating investment adjustments, net:
Proceeds from sales of trading securities	$161,914	$10	$16
Cost of trading securities purchased	(114,394)	—	—
Net recognized (gains) losses from trading securities and short positions in securities	1,177	(10)	—
Other net recognized (gains) losses, including other than temporary losses	(6,632)	(6,937)	1,554
Other	(92)	(546)	(507)

	$41,973	$(7,483)	$1,063

Investing investment activities, net:
Proceeds from sales and maturities of available-for-sale securities and other investments	$28,780	$69,690	$74,849
Cost of available-for-sale securities and other investments purchased	(77,278)	(60,566)	(16,991)
Proceeds from securities sold short	10,733	—	—
Payments to cover short positions in securities	(34,039)	—	—
Decrease in restricted cash collateralizing securities obligations	2,249	10	—

	$(69,555)	$9,134	$57,858

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of the system of internal control, management believes that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on our assessment of our internal control over financial reporting, which is included below.

Change in Internal Control Over Financial Reporting

We acquired the RTM Restaurant Group (“RTM”) in July 2005. Prior to our acquisition, RTM was privately held and had no public reporting obligations with the SEC. As previously reported, there had been certain deficiencies in RTM’s systems, procedures and internal control over financial reporting. During the fourth quarter of 2006, we continued to remediate those deficiencies, most notably in the areas of cash reconciliations and accounting policies and procedures. Based on our evaluation of our internal control over financial reporting as of December 31, 2006, none of the remaining deficiencies constituted a material weakness. In addition, we are continuing the process of converting to new, more robust accounting systems to be used by our restaurant business, which we currently anticipate will be implemented in the first half of 2007.

There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Triarc Companies, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Triarc Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2007

Item 9B. Other Information.

Not applicable.

PART III
Items 10, 11, 12, 13 and 14.

The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2007 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee,” “Audit Committee Report” and “Stock Price Performance Graph” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements:
		See Index to Financial Statements (Item 8).
	2.	Financial Statement Schedules:
		Report of Independent Registered Public Accounting Firm
		Schedule I—

Condensed Balance Sheets (Parent Company Only)—as of January 1, 2006 and December 31, 2006; Condensed Statements of Operations (Parent Company Only)—for the fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006; Condensed Statements of Cash Flows (Parent Company Only)—for the fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006.

All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data.”

3. Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.

Exhibit No.	Description
2.1

—Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

2.2

—First Amendment to Purchase Agreement, dated as of July 22, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.8 to Triarc’s Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

2.3

—Agreement and Plan of Merger, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby’s Acquisition Co., Arby’s Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.4

—Membership Interest Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.3 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.5

—Asset Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.5 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.6

—Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby’s Acquisition Co., Arby’s Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.2 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

Exhibit No.	Description
2.7

—First Amendment to Membership Interest Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc. Arby’s Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.4 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.8

—First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM Management Company, L.L.C., each of the members of RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.6 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

3.1

—Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

3.2	—By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated November 5, 2004 (SEC file no. 1-2207).
3.3

—Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc’s Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

4.1

—Indenture, dated as of May 19, 2003, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc’s Registration Statement on Form S-3 dated June 19, 2003 (SEC file no. 333-106273).

4.2

—Supplemental Indenture, dated as of November 21, 2003, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.3 to Triarc’s Registration Statement on Form S-3 dated November 24, 2003 (SEC file no. 333-106273).

4.3

—Registration Rights Agreement, dated as of July 25, 2005, among Triarc Companies, Inc. and certain stockholders of Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.1 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.1

—Form of Non-Incentive Stock Option Agreement under Triarc’s Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated March 31, 1997 (SEC file no. 1-2207).**

10.2	—Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy (SEC file no. 1-2207).**
10.3

—Form of Non-Incentive Stock Option Agreement under the 1997 Equity Plan, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated March 16, 1998 (SEC file no. 1- 2207).**

10.4

—Form of Non-Incentive Stock Option Agreement under Triarc’s 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 13, 1998 (SEC file no. 1-2207).**

10.5

—Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 1-2207).

10.6	—1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 1-2207).**
10.7

—Employment Agreement dated as of May 1, 1999 between Triarc and Nelson Peltz, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1- 2207).**

10.8

—Employment Agreement dated as of May 1, 1999 between Triarc and Peter W. May, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1- 2207).**

Exhibit No.	Description
10.9

—Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**

10.10

—Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).**

10.11

—Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

10.12

—Form of Non-Incentive Stock Option Agreement under Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 27, 2003 (SEC file no. 1-2207).**

10.13

—Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of June 26, 2004, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

10.14

—Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).**

10.15

—Supplement, dated as of July 14, 2004, to the Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).**

10.16

—First Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of July 22, 2004, incorporated herein by reference to Exhibit 10.9 to Triarc’s Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

10.17

—Second Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 16, 2004, incorporated herein by reference to Exhibit 10.10 to Triarc’s Amendment No.1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).

10.18

—Third Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 20, 2004, incorporated herein by reference to Exhibit 10.11 to Triarc’s Amendment No.1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).

10.19

—Form of Restricted Stock Agreement for Class A Common Stock under Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207). **

10.20

—Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).**

10.21

—Credit Agreement, dated as of July 25, 2005, among Arby’s Restaurant Group, Inc., Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.22

—Employment Agreement, dated July 25, 2005, by and between Douglas N. Benham and Arby’s Restaurant Group, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207). **

Exhibit No.	Description
10.23

—Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

10.24

—Investment Management Agreement dated as of November 14, 2005 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.25

—Amended and Restated Limited Liability Company Agreement of Jurl Holdings, LLC dated as of November 10, 2005 by and among Triarc Acquisition, LLC and the Class B members party thereto, incorporated herein by reference to Exhibit 10.4 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.26

—Amended and Restated Limited Liability Company Agreement of Triarc Deerfield Holdings, LLC dated as of November 10, 2005 by and among Triarc Companies, Inc., Madison West Associates Corp. and the Class B members party thereto, incorporated herein by reference to Exhibit 10.5 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.27

—Form of Triarc Deerfield Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.6 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.28	—Form of Jurl Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.7 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.29

—Agreement, dated as of December 29, 2005, between the Company and Nelson Peltz, incorporated herein by reference to Exhibit 10.13 to Triarc’s Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**

10.30

—Agreement, dated as of December 29, 2005, between the Company and Peter W. May, incorporated herein by reference to Exhibit 10.14 to Triarc’s Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207).**

10.31

—Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1- 2207).**

10.32

—Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1- 2207).**

10.33

—Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1- 2207).**

10.34

—Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1- 2207).**

10.35

—Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 1, 2005 (SEC file no. 1-2207).**

10.36

—Amendment and Waiver No. 1, dated as of May 1, 2006 to that certain Credit Agreement dated as of July 25, 2005 among Arby’s Restaurant Group, Inc., Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co- syndication agents, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to Triarc’s Form 10-Q for the period ended July 2, 2006 (SEC file no.1-2007).

Exhibit No.	Description
10.37

—Employment Agreement dated April 13, 2006 between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).**

10.38

—Letter Agreement dated April 14, 2006 between Arby’s Restaurant Group, Inc. and Douglas N. Benham, incorporated herein by reference to exhibit 10.2 to Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).**

10.39

—Letter Agreement dated April 28, 2006 between Triarc and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 2, 2006 (SEC file no. 1- 2207).**

10.40

—Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 7, 2006 (SEC file no. 1-2207).**

10.41

—Surrender and Release Agreement, dated as of September 19, 2006, by and between 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue, LLC, as Lessor, and Triarc Companies, Inc. as Lessee, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated September 20, 2006 (SEC file no. 1-2207).

10.42

—Amendment No. 1 to Letter Agreement dated as of January 29, 2007 between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**

10.43

—Letter Agreement dated January 18, 2007 between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**

10.44

—Amendment No. 1 to Employment Agreement dated as of December 18, 2006 between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**

21.1	—Subsidiaries of the Registrant*
23.1	—Consent of Deloitte & Touche LLP*
31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

*	Filed herewith.

**	Identifies a management contract or compensatory plan or arrangement.

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

Triarc Companies, Inc.
(Registrant)

By:	/s/ Nelson Peltz Nelson Peltz Chairman and Chief Executive Officer

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2007 by the following persons on behalf of the registrant in the capacities indicated.

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