Form 10-K/A
period 2006-12-31
TRIARC COMPANIES INC
filed 2007-03-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1
(MARK ONE)
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

OR

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________.
COMMISSION FILE NUMBER 1-2207
------------------------

TRIARC COMPANIES, INC.

(Exact Name of Registrant as Specified in its Charter)
------------------------
Delaware	38-0471180
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
280 Park Avenue
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 451-3000
------------------------
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $.10 par value Class B Common Stock, Series 1, $.10 par value	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes  ☐No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐Yes ☒No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐Yes ☒No

     The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $984,464,928. As of February 15, 2007, there were 28,850,672 shares of the registrant's Class A Common Stock and 63,762,190 shares of the registrant’s Class B Common Stock, Series 1, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Explanatory Note

This Amendment No. 1 to Triarc Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is being filed to replace Exhibit 23.1 previously filed on March 1, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements:

See Index to Financial Statements (see Item 8 of Triarc Companies, Inc.’s Annual Report on Form 10-K filed on March 1, 2007).

2.	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm

Schedule I --	Condensed Balance Sheets (Parent Company Only) – as of January 1, 2006 and December 31, 2006; Condensed Statements of Operations (Parent Company Only) – for the fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006; Condensed Statements of Cash Flows (Parent Company Only) – for the fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006.

     The Report and Schedule referenced above were previously filed as part of Triarc Companies, Inc.’s Annual Report on Form 10-K filed on March 1, 2007. All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data” contained in Triarc Companies, Inc.’s Annual Report on Form 10-K filed on March 1, 2007.

3. Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.

EXHIBIT NO.	DESCRIPTION
----------	------------------------------------------------------------------------------------------------

2.1 --	Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

2.2 --	First Amendment to Purchase Agreement, dated as of July 22, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.8 to Triarc’s Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

2.3 --	Agreement and Plan of Merger, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby’s Acquisition Co., Arby’s Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

2.4 --	Membership Interest Purchase Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.3 to

Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
2.5 --	Asset Purchase Agreement, dated as of May 27, 2005, by and among Triarc
Companies, Inc., Arby’s Restaurant Group, Inc., RTMMC Acquisition, LLC, RTM
Management Company, L.L.C., each of the members of RTM Management
Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell
Welch, incorporated herein by reference to Exhibit 2.5 to Triarc’s Current Report on
Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
2.6 --	Side Letter Agreement to the RTMRG Merger Agreement, dated as of July 25,
2005, by and among Triarc Companies, Inc., Arby’s Acquisition Co., Arby’s
Restaurant, LLC, RTM Restaurant Group, Inc. and Russell V. Umphenour, Jr.,
Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
2.2 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-
2207).
2.7 --	First Amendment to Membership Interest Purchase Agreement, dated as of July 25,
2005, by and among Triarc Companies, Inc. Arby’s Restaurant Group, Inc., each of the members of RTM Acquisition Company, L.L.C. and Russell V. Umphenour, Jr.,
Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit
2.4 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-
2207).
2.8 --	First Amendment to Asset Purchase Agreement, dated as of July 25, 2005, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., RTMMC
Acquisition, LLC, RTM Management Company, L.L.C., each of the members of
RTM Management Company, L.L.C. and Russell V. Umphenour, Jr., Dennis E.
Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 2.6 to
Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
3.1 --	Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on
Form 8-K dated June 9, 2004 (SEC file no. 1-2207).
3.2 --	By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated November
5, 2004 (SEC file no. 1-2207).
3.3 --	Certificate of Designation of Class B Common Stock, Series 1, dated as of
August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc’s
Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).
4.1 --	Indenture, dated as of May 19, 2003, between Triarc Companies, Inc. and
Wilmington Trust Company, as Trustee, incorporated herein by reference to
Exhibit 4.1 to Triarc's Registration Statement on Form S-3 dated June 19, 2003
(SEC file no. 333-106273).
4.2 --	Supplemental Indenture, dated as of November 21, 2003, between Triarc
Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.3 to Triarc’s Registration Statement on Form S-3 dated
November 24, 2003 (SEC file no. 333-106273).
4.3 --	Registration Rights Agreement, dated as of July 25, 2005, among Triarc
Companies, Inc. and certain stockholders of Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.1 to Triarc’s Current Report on Form 8-K dated
July 25, 2005 (SEC file no. 1-2207).
10.1 --	Form of Non-Incentive Stock Option Agreement under Triarc’s Amended and
Restated 1993 Equity Participation Plan, incorporated herein by reference to
Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated March 31, 1997 (SEC file no. 1-2207).**
10.2 --	Form of Indemnification Agreement, between Triarc and certain officers,

directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy (SEC file no. 1-2207).**
10.3 --	Form of Non-Incentive Stock Option Agreement under the 1997 Equity Plan, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on
Form 8-K dated March 16, 1998 (SEC file no. 1-2207).**
10.4 --	Form of Non-Incentive Stock Option Agreement under Triarc’s 1998 Equity
Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s
Current Report on Form 8-K dated May 13, 1998 (SEC file no. 1-2207).**
10.5 --	Form of Guaranty Agreement dated as of March 23, 1999 among National
Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W.
May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 1-2207).
10.6 --	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to
Triarc’s 1999 Proxy Statement (SEC file no. 1-2207).**
10.7 --	Employment Agreement dated as of May 1, 1999 between Triarc and Nelson
Peltz, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**
10.8	Employment Agreement dated as of May 1, 1999 between Triarc and Peter W.
May, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**
10.9 --	Employment Agreement dated as of February 24, 2000 between Triarc and
Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc’s
Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).**
10.10 --	Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.,
incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on
Form 8-K dated March 30, 2001 (SEC file no. 1-2207).**
10.11 --	Indemnity Agreement, dated as of October 25, 2000 between Cadbury
Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to
Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated November 8, 2000
(SEC file no. 1-2207).
10.12 --	Form of Non-Incentive Stock Option Agreement under Triarc’s 2002 Equity
Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s
Current Report on Form 8-K dated March 27, 2003 (SEC file no. 1-2207).**
10.13 --	Fourth Amended and Restated Operating Agreement of Deerfield & Company
LLC, dated as of June 26, 2004, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-
2207).
10.14 --	Employment Agreement, dated as of June 26, 2004, by and among Deerfield &
Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs,
incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on
Form 8-K dated July 22, 2004 (SEC file no. 1-2207).**
10.15 --	Supplement, dated as of July 14, 2004, to the Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital
Management LLC and Gregory H. Sachs, incorporated herein by reference to
Exhibit 10.7 to Triarc’s Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).**
10.16 --	First Supplement to Fourth Amended and Restated Operating Agreement of
Deerfield & Company LLC, dated as of July 22, 2004, incorporated herein by reference to Exhibit 10.9 to Triarc’s Current Report on Form 8-K dated July 22,
2004 (SEC file no. 1-2207).
10.17 --	Second Supplement to Fourth Amended and Restated Operating Agreement of

Deerfield & Company LLC, dated as of August 16, 2004, incorporated herein by reference to Exhibit 10.10 to Triarc’s Amendment No.1 to Current Report on
Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).
10.18 --	Third Supplement to Fourth Amended and Restated Operating Agreement of
Deerfield & Company LLC, dated as of August 20, 2004, incorporated herein by reference to Exhibit 10.11 to Triarc’s Amendment No.1 to Current Report on
Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).
10.19 --	Form of Restricted Stock Agreement for Class A Common Stock under Triarc’s
2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-
2207). **
10.20 --	Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under
Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to
Exhibit 10.2 to Triarc’s Current Report on Form 8-K/A dated March 11, 2005
(SEC file no. 1-2207).**
10.21 --	Credit Agreement, dated as of July 25, 2005, among Arby’s Restaurant Group,
Inc., Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the
Lenders and Issuers party thereto, Citicorp North America, Inc., as
Administrative Agent and Collateral Agent, Bank of America Securities LLC and
Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-
running managers, Bank of America, N.A. and Credit Suisse, Cayman Islands
Branch, as co-syndication agents, and Wachovia Bank, National Association,
Suntrust Bank and GE Capital Franchise Finance Corporation, as co-
documentation agents, incorporated herein by reference to Exhibit 10.1 to
Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
10.22 --	Employment Agreement, dated July 25, 2005, by and between Douglas N.
Benham and Arby’s Restaurant Group, Inc., incorporated herein by reference to
Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207). **
10.23 --	Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc
Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J.
Russell Welch, incorporated herein by reference to Exhibit 10.3 to Triarc’s
Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).
10.24 --	Investment Management Agreement dated as of November 14, 2005 between
TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Triarc’s Form 10-Q for the period ended October 2,
2005 (SEC file no. 1-2207).
10.25 --	Amended and Restated Limited Liability Company Agreement of Jurl Holdings,
LLC dated as of November 10, 2005 by and among Triarc Acquisition, LLC and the Class B members party thereto, incorporated herein by reference to Exhibit
10.4 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-
2207).
10.26 --	Amended and Restated Limited Liability Company Agreement of Triarc
Deerfield Holdings, LLC dated as of November 10, 2005 by and among Triarc
Companies, Inc., Madison West Associates Corp. and the Class B members party thereto, incorporated herein by reference to Exhibit 10.5 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.27 --	Form of Triarc Deerfield Holdings, LLC Class B Unit Subscription Agreement,
incorporated herein by reference to Exhibit 10.6 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.28 --	Form of Jurl Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.7 to Triarc’s Form 10-Q for the period ended
October 2, 2005 (SEC file no. 1-2207).
10.29 --	Agreement, dated as of December 29, 2005, between the Company and Nelson
Peltz, incorporated herein by reference to Exhibit 10.13 to Triarc’s Current
Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207). **
10.30 --	Agreement, dated as of December 29, 2005, between the Company and Peter W.
May, incorporated herein by reference to Exhibit 10.14 to Triarc’s Current Report on Form 8-K dated December 29, 2005 (SEC file no. 1-2207). **
10.31 --	Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc.,
incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on
Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **
10.32 --	Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc.,
incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on
Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **
10.33 --	Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc.,
incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on
Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **
10.34 --	Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc.,
incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on
Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **
10.35 --	Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s
Current Report on Form 8-K dated June 1, 2005 (SEC file no. 1-2207). **
10.36 --	Amendment and Waiver No. 1, dated as of May 1, 2006 to that certain Credit
Agreement dated as of July 25, 2005 among Arby’s Restaurant Group, Inc.,
Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders
and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent
and Collateral Agent, Bank of America, N.A. and Credit Suisse, Cayman Islands
Branch, as co-syndication agents, and Wachovia Bank, National Association,
Suntrust Bank and GE Capital Franchise Finance Corporation, as co-
documentation agents, incorporated herein by reference to Exhibit 10.1 to
Triarc’s Form 10-Q for the period ended July 2, 2006 (SEC file no.1-2007).
10.37 --	Employment Agreement dated April 13, 2006 between Arby’s Restaurant Group,
Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to
Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-
2207).**
10.38 --	Letter Agreement dated April 14, 2006 between Arby’s Restaurant Group, Inc.
and Douglas N. Benham, incorporated herein by reference to exhibit 10.2 to
Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-
2207).**
10.39 --	Letter Agreement dated April 28, 2006 between Triarc and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on
Form 8-K dated May 2, 2006 (SEC file no. 1-2207).**
10.40 --	Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity
Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s
Current Report on Form 8-K dated June 7, 2006 (SEC file no. 1-2207).**
10.41 --	Surrender and Release Agreement, dated as of September 19, 2006, by and between 760-24 Westchester Avenue, LLC and 800-60 Westchester Avenue,
LLC, as Lessor, and Triarc Companies, Inc. as Lessee, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated

September 20, 2006 (SEC file no. 1-2207).
10.42 --	Amendment No. 1 to Letter Agreement dated as of January 29, 2007 between
Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated February
1, 2007 (SEC file no. 1-2207).**
10.43 --	Letter Agreement dated January 18, 2007 between Arby’s Restaurant Group, Inc.
and Roland C. Smith, incorporated herein by reference to Exhibit 10.2 to Triarc’s
Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**
10.44 --	Amendment No. 1 to Employment Agreement dated as of December 18, 2006 between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated February
1, 2007 (SEC file no. 1-2207).**
21.1--	Subsidiaries of the Registrant*
23.1--	Consent of Deloitte & Touche LLP***
31.1--	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
31.2 --	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
32.1 --	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

_______________________
*	Previously filed.
**	Identifies a management contract or compensatory plan or arrangement.
***	Filed herewith. Replaces previously filed exhibit.
****	Filed herewith.

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

TRIARC COMPANIES, INC.
(Registrant)

/s/ Stuart I. Rosen
_______________________________ Stuart I. Rosen Senior Vice President

Dated: March 6, 2007