Form 10-Q
period 2007-04-01
TRIARC COMPANIES INC
filed 2007-05-11
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

    Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                        Yes  [  ]         No   [X]

     There were 28,859,184 shares of the registrant's Class A Common Stock and 63,746,932 shares of the registrant's Class B Common Stock outstanding as of April 30, 2007.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,          April 1,
                                                                                           2006 (A)              2007
                                                                                           -------               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   148,152          $   148,437
     Restricted cash equivalents.......................................................      9,059               18,878
     Short-term investments not pledged as collateral..................................    113,950               98,002
     Short-term investments pledged as collateral......................................      8,168                7,443
     Investment settlements receivable.................................................     16,599                2,132
     Accounts and notes receivable.....................................................     43,422               27,701
     Inventories.......................................................................     10,019                8,736
     Deferred income tax benefit.......................................................     18,414               23,541
     Prepaid expenses and other current assets.........................................     23,987               25,294
                                                                                       -----------          -----------
         Total current assets..........................................................    391,770              360,164
Investments............................................................................     60,197               45,789
Properties.............................................................................    488,484              492,637
Goodwill ..............................................................................    521,055              521,451
Other intangible assets................................................................     70,923               70,489
Deferred costs and other assets........................................................     28,020               29,428
                                                                                       -----------          -----------
                                                                                       $ 1,560,449          $ 1,519,958
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$     4,564          $     3,567
     Current portion of long-term debt.................................................     18,118               16,744
     Accounts payable..................................................................     48,595               42,374
     Accrued expenses and other current liabilities....................................    150,045              103,763
     Current liabilities relating to discontinued operations...........................      9,254                9,333
     Deferred compensation payable to related parties..................................         --               36,858
                                                                                       -----------          -----------
        Total current liabilities......................................................    230,576              212,639
Long-term debt.........................................................................    701,916              706,490
Deferred compensation payable to related parties.......................................     35,679                   --
Deferred income........................................................................     11,563               21,092
Deferred income taxes..................................................................     15,532               18,831
Minority interests in consolidated subsidiaries........................................     14,225               13,188
Other liabilities......................................................................     73,145               82,303
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      6,366                6,378
     Additional paid-in capital........................................................    311,609              289,193
     Retained earnings.................................................................    185,726              182,461
     Common stock held in treasury.....................................................    (43,695)             (20,540)
     Accumulated other comprehensive income............................................     14,852                4,968
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    477,813              465,415
                                                                                       -----------          -----------
                                                                                       $ 1,560,449          $ 1,519,958
                                                                                       ===========          ===========

------------

(A) Derived, reclassified and restated from the audited consolidated financial statements as of December 31, 2006.

  See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Three Months Ended
                                                                                        -------------------------------
                                                                                        April 2,               April 1,
                                                                                          2006                   2007
                                                                                          ----                   ----
                                                                                    (In Thousands Except Per Share Amounts)
                                                                                                   (Unaudited)

Revenues:
     Net sales.........................................................................$   258,842          $   266,498
     Royalties and franchise and related fees .........................................     18,388               19,670
     Asset management and related fees ................................................     14,796               15,878
                                                                                       -----------          -----------
                                                                                           292,026              302,046
                                                                                       -----------          -----------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization............................    192,384              194,972
     Cost of services, excluding depreciation and amortization.........................      5,520                6,890
     Advertising and promotions........................................................     20,068               17,729
     General and administrative, excluding depreciation and amortization...............     60,150               57,583
     Depreciation and amortization, excluding amortization of deferred financing costs.     13,361               15,985
     Facilities relocation and corporate restructuring.................................        803                  403
                                                                                       -----------          -----------
                                                                                           292,286              293,562
                                                                                       -----------          -----------
           Operating profit (loss).....................................................       (260)               8,484
Interest expense.......................................................................    (27,376)             (15,389)
Loss on early extinguishments of debt..................................................    (12,544)                  --
Investment income, net.................................................................     20,950               23,148
Gain (loss) on sale of unconsolidated business.........................................      2,256                   (3)
Other income, net......................................................................      1,737                1,610
                                                                                       -----------          -----------
           Income (loss) from continuing operations before income taxes and
              minority interests.......................................................    (15,237)              17,850
Benefit from (provision for) income taxes..............................................      5,637               (7,443)
Minority interests in income of consolidated subsidiaries..............................     (3,090)              (3,197)
                                                                                       -----------          -----------
           Income (loss) from continuing operations....................................    (12,690)               7,210
                                                                                       -----------          -----------
Loss from discontinued operations, net of income taxes:
     Loss from operations..............................................................        (76)                  --
     Loss on disposal..................................................................         --                 (149)
                                                                                       -----------          -----------
           Loss from discontinued operations...........................................        (76)                (149)
                                                                                       -----------          -----------
               Net income (loss).......................................................$   (12,766)         $     7,061
                                                                                       ===========          ===========

Basic and diluted income (loss) from continuing operations and net income (loss)
  per share:
     Class A common stock..............................................................$      (.16)         $       .07
     Class B common stock..............................................................       (.16)                 .08







    See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                             ---------------------------
                                                                                             April 2,           April 1,
                                                                                               2006               2007
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
    Net income (loss)...................................................................$    (12,766)       $     7,061
    Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
         Operating investment adjustments, net (see below)..............................    (722,556)           (14,385)
         Payment of withholding taxes related to share-based compensation...............      (1,761)            (2,721)
         Deferred income tax (benefit) provision........................................      (7,028)             6,994
         Unfavorable lease liability recognized.........................................      (1,040)            (1,089)
         Equity in undistributed earnings of investees..................................        (669)              (862)
         Deferred asset management fees recognized......................................        (391)               (34)
         Depreciation and amortization of properties....................................      11,344             13,380
         Amortization of other intangible assets and certain other items................       2,017              2,605
         Amortization of deferred financing costs and original issue discount...........         617                475
         Write-off of previously unamortized deferred financing costs...................       3,850                 --
         Receipt of deferred vendor incentive, net of amount recognized.................      14,040              8,840
         Minority interests in income of consolidated subsidiaries......................       3,090              3,197
         Share-based compensation provision.............................................       3,849              2,829
         Straight-line rent accrual.....................................................       1,507              1,664
         Deferred compensation provision................................................       1,083              1,179
         Loss from discontinued operations..............................................          76                149
         (Gain) loss on sale of unconsolidated business.................................      (2,256)                 3
         Charge for common stock issued to induce effective conversions of convertible
           notes........................................................................       3,719                 --
         Other, net.....................................................................        (156)               626
         Changes in operating assets and liabilities:
             Decrease in accounts and notes receivables.................................       8,637             16,282
             Decrease in inventories....................................................       2,083              1,313
             (Increase) decrease in prepaid expenses and other current assets...........       2,854             (1,005)
             Decrease in accounts payable and accrued expenses and other current
               liabilities..............................................................     (22,120)           (49,255)
                                                                                        -------------       -----------
                Net cash used in continuing operating activities (A)....................    (711,977)            (2,754)
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
    Investment activities, net (see below)..............................................     779,691             35,486
    Capital expenditures................................................................     (14,564)           (16,515)
    Cost of business acquisition, less cash acquired....................................          --               (838)
    Proceeds from dispositions of assets................................................       4,249                197
    Payments to lessees for leasing rights..............................................        (315)              (967)
    Other, net..........................................................................        (231)              (243)
                                                                                        ------------        -----------
                Net cash provided by continuing investing activities....................     768,830             17,120
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
    Dividends paid  ....................................................................     (20,659)            (8,001)
    Repayments of long-term debt and notes payable......................................      (5,167)            (6,653)
    Net contributions from (distributions to) minority interests in consolidated
      subsidiaries......................................................................       2,985             (4,236)
    Proceeds from issuance of long-term debt and, in 2006, a note payable...............       4,095              4,140
    Proceeds from exercises of stock options............................................       2,482                676
                                                                                        ------------        -----------
                Net cash used in continuing financing activities........................     (16,264)           (14,074)
                                                                                        ------------        -----------
Net cash provided by continuing operations..............................................      40,589                292
Net cash used in discontinued operations:
    Operating activities................................................................        (124)                (7)
    Investing activities................................................................          (6)                --
                                                                                        ------------        -----------
                                                                                                (130)                (7)
                                                                                        ------------        -----------
Net increase in cash and cash equivalents...............................................      40,459                285
Cash and cash equivalents at beginning of period........................................     202,840            148,152
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    243,299        $   148,437
                                                                                        ============        ===========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                 Three Months Ended
                                                                                           -----------------------------
                                                                                           April 2,             April 1,
                                                                                             2006                 2007
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Detail of cash flows related to investments:
  Operating investment adjustments, net:
       Cost of trading securities purchased.............................................$ (1,807,227)       $      (230)
       Proceeds from sales of trading securities and net settlements of trading
         derivatives....................................................................   1,086,926              6,019
       Net recognized (gains) losses from trading securities, derivatives and short
         positions in securities........................................................       2,014             (6,279)
       Other net recognized gains, net of other than temporary losses...................      (4,927)           (14,124)
       Other............................................................................         658                229
                                                                                        ------------        -----------
                                                                                        $   (722,556)       $   (14,385)
                                                                                        ============        ===========
   Investing investment activities, net:
       Proceeds from sales and maturities of available-for-sale securities and other
         investments....................................................................$    104,384        $    76,461
       Cost of available-for-sale securities and other investments purchased............     (31,838)           (31,156)
       Increase in restricted cash collateralizing securities obligations ..............    (333,743)            (9,819)
       Proceeds from securities sold short..............................................   1,564,135                 --
       Payments to cover short positions in securities..................................  (1,042,564)                --
       Proceeds from sales of repurchase agreements, net................................     519,317                 --
                                                                                        ------------        -----------
                                                                                        $    779,691        $    35,486
                                                                                        ============        ===========

---------------
(A) Net cash used in continuing operating activities for the three months ended April 2, 2006 reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net proceeds from sales of repurchase agreements. All of these purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these condensed consolidated financial statements. Triarc Companies, Inc. (collectively with its subsidiaries, the "Company") effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions, effective September 29, 2006. Accordingly, the Company does not have any cash flows associated with the Opportunities Fund for the three months ended April 1, 2007. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from securities sold short and the net sales of repurchase agreements are reported in continuing investing activities.





















     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  April 1, 2007
                                  (Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three-month periods set forth in the following paragraph. The results of operations for the three-month period ended April 1, 2007 are not necessarily indicative of the results to be expected for the full 2007 fiscal year. In that regard, certain events and transactions described in Note 13, among other matters, will impact the results for the full 2007 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company owns a 63.6% capital interest (see Note 13), Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), in which the Company owned a 73.7% capital interest prior to the effective redemption of its investment on September 29, 2006, and DM Fund, LLC (the "DM Fund"), in which the Company owned a 67% capital interest prior to the redemption of its investment on December 31, 2006, report or reported on a calendar year basis ending on December 31. The Company's first quarter of fiscal 2006 commenced on January 2, 2006 and ended on April 2, 2006, except that Deerfield, the Opportunities Fund and DM Fund are included on a calendar quarter basis. The Company's first quarter of fiscal 2007 commenced on January 1, 2007 and ended on April 1, 2007, except that Deerfield is included on a calendar quarter basis. The period from January 2, 2006 to April 2, 2006 is referred to herein as the three-month period ended April 2, 2006 and the period from January 1, 2007 to April 1, 2007 is referred to herein as the three-month period ended April 1, 2007. Each quarter contained 13 weeks. The effect of including Deerfield, the Opportunities Fund and the DM Fund, as applicable, in the Financial Statements on a calendar quarter basis, instead of the Company's fiscal quarter basis, was not material to the Company's condensed consolidated financial position or results of operations. All references to quarters and quarter-end(s) herein relate to fiscal quarters rather than calendar quarters, except with respect to Deerfield, the Opportunities Fund and DM Fund as disclosed above.

     The Company's consolidated financial statements include the accounts of Triarc and its subsidiaries, including the Opportunities Fund through the Company's effective redemption of its investment on September 29, 2006 and the DM Fund through the Company's redemption of its investment on December 31, 2006. The Company no longer consolidates the accounts of the Opportunities Fund and the DM Fund subsequent to September 29, 2006 and December 31, 2006, respectively.

     Certain amounts included in the accompanying prior quarter's condensed consolidated financial statements have been reclassified either to report the results of operations and cash flows of two restaurants closed during the fourth quarter of 2006 as discontinued operations (see Note 7) or to conform with the current quarter's presentation. In addition, the Financial Statements have been restated, as applicable, for the adoption of FASB Staff Position No. AUG-AIR-1, "Accounting for Planned Major Maintenance Activities" (see Note 2).

     The effect of this restatement, as well as the restatement for the adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" effective January 1, 2007 (see Note
2), is reflected in the following summary of the changes in retained earnings from December 31, 2006 through April 1, 2007 (in thousands):

     Balance as reported at December 31, 2006...........................................................$  182,555
           Cumulative effect of change in accounting for planned major aircraft maintenance activities..     3,171
                                                                                                        ----------
     Balance as adjusted at December 31, 2006...........................................................   185,726
           Cumulative effect of change in accounting for uncertainty in income taxes....................    (2,275)
                                                                                                        ----------
     Balance as adjusted at January 1, 2007.............................................................   183,451
           Net income...................................................................................     7,061
           Cash dividends...............................................................................    (8,001)
           Accrued dividends on nonvested restricted stock..............................................       (50)
                                                                                                        ----------
     Balance at April 1, 2007...........................................................................$  182,461
                                                                                                        ==========


(2)  Changes in Accounting Principles

     Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP AIR-1"). As a result, the Company now accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred. Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method, under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul. In accordance with FSP AIR-1, the Company accounted for the adoption of the direct expensing method retroactively with the cumulative effect of the change in accounting method as of January 2, 2006 of $2,774,000 increasing retained earnings as of that date, which is the beginning of the earliest period presented. The effect of this adoption on the Company's accompanying condensed consolidated balance sheet as of December 31, 2006 is to reverse accruals for aircraft overhaul maintenance aggregating $4,955,000 and related income tax benefits of $1,784,000, with the net difference of $3,171,000 increasing retained earnings as of that date. The Company's consolidated results of operations for the three-month period ended April 2, 2006 have been restated reflecting a decrease in pretax loss of $217,000, or $139,000 net of income taxes, representing an effect of less than $.01 on loss per share. The $217,000 was reported as a reduction of "General and administrative, excluding depreciation and amortization" expense in the accompanying condensed consolidated statement of operations for the three-month period ended April 2, 2006.

     Effective  January 1, 2007,  the  Company  adopted the  provisions  of FASB
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes  - an
interpretation of FASB Statement No. 109" ("FIN 48"). As a result, the Company now measures income tax uncertainties in accordance with a two-step process of evaluating a tax position. The Company first determines if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured as the largest amount that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In accordance with this method, as of January 1, 2007 the Company recognized an increase in its reserves for uncertain income tax positions of $4,820,000 and an increase in its liability for interest and penalties related to uncertain income tax positions of $734,000, both partially offset by an increase in its deferred income tax benefit of $3,200,000 and a reduction in the tax related liabilities of discontinued operations of $79,000, with the net effect of $2,275,000 accounted for as a decrease to the January 1, 2007 balance of retained earnings.

     In conjunction with the adoption of FIN 48, the Company recognized $486,000 of interest related to uncertain income tax positions during the three months ended April 1, 2007 included in "Interest expense" in the accompanying condensed consolidated statement of operations. The Company has approximately $1,956,000 and $2,442,000 of accrued interest and penalties at January 1, 2007 and April 1, 2007, respectively.

     The statute of limitations for examination by the Internal Revenue Services (the "IRS") of the Company's Federal income tax return for the year ended December 29, 2002 expired during 2006 and years prior thereto are no longer subject to examination. The Company's Federal income tax returns for years subsequent to December 29, 2002 are not currently under examination by the IRS although some of its state income tax returns are currently under examination.

     At January 1, 2007 and April 1, 2007, the Company had $13,157,000 and $13,625,000, respectively, of reserves for uncertain income tax positions related to continuing operations, all of which would affect the Company's effective income tax rate if they were not utilized. The Company does not currently anticipate that total reserves for uncertain income tax positions will significantly change due to the settlement of income tax audits and the expiration of statute of limitations for examining the Company's income tax returns prior to April 2, 2008.

(3)  Comprehensive Loss

     The following is a summary of the components of comprehensive loss, net of income taxes and minority interests (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 2,             April 1,
                                                                                       2006                 2007
                                                                                       ----                 ----

     Net income (loss) .............................................................$  (12,766)         $    7,061
     Net unrealized gains (losses), including reclassification of prior period
       unrealized losses (gains), on available-for-sale securities (see below)......     1,910              (9,003)
     Net unrealized gains (losses) on cash flow hedges (see below)..................     1,824                (928)
     Net change in currency translation adjustment..................................        49                  47
                                                                                    ----------          ----------
           Comprehensive loss.......................................................$   (8,983)         $   (2,823)
                                                                                    ==========          ==========

     The following is a summary of the components of the net unrealized gains (losses) on available-for-sale securities included in other comprehensive loss (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 2,             April 1,
                                                                                       2006                 2007
                                                                                       ----                 ----

      Unrealized holding gains arising during the period............................$    3,977          $    1,779
      Reclassifications of prior period unrealized holding (gains) losses into
         net income or loss.........................................................       148             (16,221)
      Equity in change in unrealized holding gains and losses arising during the
        period......................................................................    (1,161)                357
                                                                                     ---------           ---------
                                                                                         2,964             (14,085)
      Income tax (provision) benefit................................................    (1,078)              5,068
      Minority interests in change in unrealized holding gains and losses of a
        consolidated subsidiary.....................................................        24                  14
                                                                                    ----------          ----------
                                                                                    $    1,910          $   (9,003)
                                                                                    ==========          ==========

     The following is a summary of the  components of the net  unrealized  gains
(losses)  on  cash  flow  hedges  included  in  other   comprehensive  loss  (in
thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 2,             April 1,
                                                                                       2006                 2007
                                                                                       ----                 ----

      Unrealized holding gains (losses) arising during the period...................$    2,024          $     (183)
      Reclassifications of prior period unrealized holding gains into net income
        or loss.....................................................................       (88)               (521)
      Equity in change in unrealized holding gains and losses arising during the
        period......................................................................       968                (779)
                                                                                    ----------          ----------
                                                                                         2,904              (1,483)
      Income tax (provision) benefit................................................    (1,080)                555
                                                                                    ----------          ----------
                                                                                    $    1,824          $     (928)
                                                                                    ==========          ==========

(4)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") and the Company's class B common stock (the "Class B Common Stock" or "Class B Common Shares") by the weighted average number of shares of each class. Both factors are presented in the tables below. The net loss for the three-month period ended April 2, 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for the three-month period ended April 1, 2007 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio.

     Diluted loss per share for the three-month period ended April 2, 2006 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive. Diluted income per share for the three-month period ended April 1, 2007 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options and nonvested Class B Common Shares which vest over three years (the "Nonvested Shares"), both computed using the treasury stock method, and (2) contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the "Restricted Shares") for which vesting is dependent upon the Company's Class B Common Stock meeting certain market price targets and that would have been issuable based on the market price of the Company's Class B Common Stock as of April 1, 2007, both as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's 5% convertible notes due 2023 (the "Convertible Notes") which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income from continuing operations per share. The basic and diluted loss from discontinued operations per share for the three-month periods ended April 2, 2006 and April 1, 2007 was less than $.01 and, therefore, such effect is not presented on the face of the condensed consolidated statements of operations. In addition, the reported diluted and basic income per share are the same for each respective class of common stock for the three-month period ended April 1, 2007 since the difference is less than $.01.

     During the three months ended April 2, 2006, $165,776,000 of the Convertible Notes were effectively converted into 4,144,000 and 8,289,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as disclosed in Note 6. The weighted average effect of these shares is included in all income or loss per share calculations presented from the dates of their issuance.

     The only Company securities as of April 1, 2007 that could dilute basic income per share for periods subsequent to April 1, 2007 are (1) outstanding stock options which can be exercised into 462,000 shares and 4,139,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, (2) 67,000 Nonvested Shares of the Company's Class B Common Stock, (3) 50,000 and 243,000 contingently issuable Restricted Shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (4) $2,100,000 of remaining Convertible Notes which are convertible into 52,000 shares and 105,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

                                                                                                Three Months Ended
                                                                                             ----------------------
                                                                                             April 2,      April 1,
                                                                                               2006          2007
                                                                                               ----          ----
        Class A Common Stock:
           Continuing operations..........................................................$   (4,003)     $    2,074
           Discontinued operations........................................................       (24)            (43)
                                                                                          ----------      ----------
           Net income (loss) .............................................................$   (4,027)     $    2,031
                                                                                          ==========      ==========
        Class B Common Stock:
           Continuing operations..........................................................$   (8,687)     $    5,136
           Discontinued operations........................................................       (52)           (106)
                                                                                          ----------      ----------
           Net income (loss) .............................................................$   (8,739)     $    5,030
                                                                                          ==========      ==========

      The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                                                Three Months Ended
                                                                                            ------------------------
                                                                                            April 2,        April 1,
                                                                                              2006            2007
                                                                                              ----            ----
      Class A Common Stock:
        Basic weighted average shares outstanding.........................................    25,968          28,760
             Dilutive effect of stock options.............................................        --             185
             Contingently issuable Restricted Shares......................................        --              89
                                                                                          ----------      ----------
        Diluted shares....................................................................    25,968          29,034
                                                                                          ==========      ==========

      Class B Common Stock:
        Basic weighted average shares outstanding.........................................    56,344          63,288
             Dilutive effect of stock options.............................................        --           1,093
             Contingently issuable Restricted Shares......................................        --             435
             Dilutive effect of Nonvested Shares..........................................        --               4
                                                                                          ----------      ----------
        Diluted shares....................................................................    56,344          64,820
                                                                                          ==========      ==========

(5)  Facilities Relocation and Corporate Restructuring

     The facilities relocation charges for the three-month periods ended April 2, 2006 and April 1, 2007 incurred and recognized by the restaurant business segment of $803,000 and $403,000, respectively, principally related to the Company combining its existing restaurant operations with those of the RTM Restaurant Group ("RTM"), following the acquisition of RTM in July 2005, including relocating the corporate office of the restaurant group from Ft. Lauderdale, Florida to new offices in Atlanta, Georgia. The Company incurred and recognized additional facilities relocation and corporate restructuring charges during the remainder of fiscal 2006 as described in more detail in Note 18 to the consolidated financial statements contained in the Form 10-K.

     The components of the facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accrual during the three-month periods ended April 2, 2006 and April 1, 2007 are as follows (in thousands):

                                                                           Three Months Ended
                                                                              April 2, 2006
                                                       --------------------------------------------------------
                                                        Balance                                        Balance
                                                       January 1,                             Other    April 2,
                                                          2006      Provision   Payments   Adjustments   2006
                                                          ----      ---------   --------   -----------   ----
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive compensation...$   3,812  $      803  $   (1,547) $       4  $   3,072
      Employee relocation costs........................    1,544          --        (568)        (5)       971
      Office relocation costs..........................      260          --         (40)        --        220
      Lease termination costs..........................      774          --        (135)        --        639
                                                       ---------  ----------  ----------- ---------  ---------

         Total restaurant business segment.............    6,390         803      (2,290)        (1)     4,902
General Corporate:
   Cash obligations:
      Lease termination costs..........................    1,535          --        (243)      (128)     1,164
                                                       ---------  ----------  ----------  ---------  ---------
                                                       $   7,925  $      803  $   (2,533) $    (129) $   6,066
                                                       =========  ==========  ==========  =========  =========

                                                                           Three Months Ended
                                                                              April 1, 2007
                                                       --------------------------------------------------------
                                                                                                         Total
                                                        Balance                             Balance  Expected and
                                                      December 31,                          April 1,   Incurred
                                                          2006    Provision (a) Payments      2007      to Date
                                                          ----    ------------- --------      ----      -------
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive compensation...$     340  $       --  $     (117) $     223  $   5,174
      Employee relocation costs........................      134         403          (2)       535      4,297
      Office relocation costs..........................       45          --          (8)        37      1,463
      Lease termination costs..........................      302          --        (132)       170        819
                                                       ---------  ----------  ----------  ---------  ---------
                                                             821         403        (259)       965     11,753
                                                       ---------  ----------  ----------  ---------  ---------
   Non-cash charges (b):
      Compensation expense from modified
         stock awards..................................       --          --          --         --        612
      Loss on fixed assets.............................       --          --          --         --        107
                                                       ---------  ----------  ----------  ---------  ---------
                                                              --          --          --         --        719
                                                       ---------  ----------  ----------  ---------  ---------
             Total restaurant business segment.........      821         403        (259)       965     12,472
General Corporate:
   Cash obligations:
      Lease termination costs..........................       --          --          --         --      4,712
                                                       ---------  ----------  ----------  ---------  ---------
                                                       $     821  $      403  $     (259) $     965  $  17,184
                                                       =========  ==========  ==========  =========  =========

-----------------
(a)     Reflects change in estimate of total cost to be incurred.
(b) During the three-month period ended April 2, 2006, the Company did not incur any non-cash facilities relocation and corporate restructuring charges.

     As discussed in Note 13, we expect to incur additional facilities relocation and corporate restructuring charges during the remaining nine months of 2007 as a result of the Company's decision to close its New York headquarters and combine its corporate operations with its restaurant operations in Atlanta, Georgia and entering into contractual settlements with the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives"), and the termination of senior officers and others. Although the Company has not yet finalized the amount of charges it will incur under existing employment agreements and severance arrangements, the Company currently estimates such costs to be $50,214,000 with respect to the Company's Chairman and Chief Executive Officer, $25,107,000 with respect to the to the Company's President and Chief Operating Officer and approximately $15,000,000 with respect to other senior members of the Company's New York-based management team. There will be additional facilities relocation and corporate restructuring charges, the amount of which has not yet been determined.


(6)  Loss on Early Extinguishments of Debt

     In February 2006, an aggregate of $165,776,000 principal amount of the Company's Convertible Notes were effectively converted into an aggregate of 4,144,000 Class A Common Shares and 8,289,000 Class B Common Shares (the "Convertible Notes Conversion"). In order to induce such effective conversion, the Company paid negotiated inducement premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company's Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In connection with the Convertible Notes Conversion, the Company recorded a loss on early extinguishments of debt of $12,544,000 in the three-month period ended April 2, 2006 consisting of the premiums aggregating $8,694,000 and the write-off of $3,850,000 of related previously unamortized deferred financing costs.

(7)  Discontinued Operations

     During the fourth quarter of 2006, the Company closed two restaurants (the "Restaurant Discontinued Operations") which were opened in 2005 and 2006, and which were reported within the Company's restaurant segment. These two restaurants have been accounted for as discontinued operations in 2006 through their respective dates of closing since (1) their results of operations and cash flows have been eliminated from the Company's ongoing operations as a result of the closings and (2) the Company does not have any significant continuing involvement in the operations of the restaurants after their closings. The accompanying condensed consolidated statements of operations and cash flows have been reclassified to report the results of operations and cash flows of the two closed restaurants as discontinued operations for the three-month period ended April 2, 2006.

     Prior to 2006 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (collectively, the "Beverage Discontinued Operations") and (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations"). The Beverage and SEPSCO Discontinued Operations have also been accounted for as discontinued operations by the Company.

     During the three months ended April 1, 2007, the Company recorded additional loss on disposal of the Restaurant Discontinued Operations relating to finalizing the leasing arrangements for the two closed restaurants.

     The loss from discontinued operations consisted of the following (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     April 2,              April 1
                                                                                       2006                 2007
                                                                                       ----                 ----

      Net sales....................................................................$       117          $        --
                                                                                   ===========          ===========
      Loss from operations before benefit from income taxes........................       (127)                  --
      Benefit from income taxes....................................................         51                   --
                                                                                   -----------          -----------
                                                                                           (76)                  --
                                                                                   -----------          -----------
      Loss on disposal of business before benefit from income taxes................         --                 (247)
      Benefit from income taxes....................................................         --                   98
                                                                                   -----------          -----------
                                                                                            --                 (149)
                                                                                   -----------          -----------
                                                                                   $       (76)         $      (149)
                                                                                   ===========          ===========

     Certain  of  the  Company's   state  income  tax  returns  that  relate  to
discontinued operations are currently under examination. The Company has received notices of proposed tax adjustments aggregating $6,352,000 in connection with certain of these state income tax returns. However, the Company has disputed these notices.

     Current liabilities remaining to be liquidated relating to the discontinued operations result from certain obligations not transferred to the respective buyers and consisted of the following (in thousands):

                                                                                   December 31,            April 1
                                                                                       2006                 2007
                                                                                       ----                 ----
      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$     8,496          $     8,416
      Liabilities relating to the SEPSCO Discontinued Operations...................        556                  549
      Liabilities relating to the Restaurant Discontinued Operations...............        202                  368
                                                                                   -----------          -----------
                                                                                   $     9,254          $     9,333
                                                                                   ===========          ===========

     The Company expects that the liquidation of these remaining liabilities associated with all of these discontinued operations as of April 1, 2007 will not have any material adverse impact on its condensed consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(8)  Retirement Benefit Plans

     The Company maintains two defined benefit plans, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost. The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                                              Three Months Ended
                                                                                          ----------------------------
                                                                                          April 2,            April 1,
                                                                                            2006                2007
                                                                                            ----                ----

      Service cost (consisting entirely of plan administrative expenses)................$       24         $       22
      Interest cost.....................................................................        54                 55
      Expected return on the plans' assets..............................................       (66)               (58)
      Amortization of unrecognized net loss.............................................        12                  7
                                                                                        ----------         ----------
              Net periodic pension cost.................................................$       24         $       26
                                                                                        ==========         ==========

(9)  Transactions with Related Parties

     Prior to 2006 the Company provided aggregate incentive compensation of $22,500,000 to the Executives which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $1,083,000 and $1,179,000 was recognized in the three-month periods ended April 2, 2006 and April 1, 2007, respectively, for net increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any unrealized losses deemed to be other than temporary, but is unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income from investments in the Deferred Compensation Trusts of $52,000 and $90,000 in the three-month periods ended April 2, 2006 and April 1, 2007, respectively. The net investment income during the three-month periods ended April 2, 2006 and April 1, 2007 consisted of interest income of $62,000 and $99,000, respectively, less investment management fees of $10,000 and $9,000, respectively. Interest income and investment management fees are included in "Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expense in the accompanying condensed consolidated statements of operations. As of December 31, 2006 and April 1, 2007, the obligation to the Executives related to the Deferred Compensation Trusts was $35,679,000 and $36,858,000, respectively, and is reported as noncurrent and current "Deferred compensation payable to related parties," respectively, in the accompanying condensed consolidated balance sheets. Such obligation, which is payable on or about June 29, 2007 upon the resignation of the Executives (see Note 13), can be settled either by payment of cash or the transfer of investments held in the Deferred Compensation Trusts. As of December 31, 2006 and April 1, 2007, the assets in the Deferred Compensation Trusts consisted of $13,409,000 included in "Investments" and $16,805,000 included in "Short-term investments not pledged as collateral," respectively, which does not reflect the unrealized net increase in the fair value of the investments, $1,884,000 and $9,316,000, respectively, included in "Cash and cash equivalents" and $11,077,000 and $315,000, respectively, included in "Investment settlements receivable" in the accompanying condensed consolidated balance sheets. The cumulative disparity of $10,422,000 between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, other than with respect to recognized losses deemed to be other than temporary, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income. To the extent that the Company utilizes the investments in the Deferred Compensation Trusts to settle the related liability to the Executives, the cumulative disparity will reverse and will be recognized as a component of the Company's income (loss) from continuing operations before income taxes and minority interests.

     As disclosed in Note 28 to the consolidated financial statements contained in the Form 10-K, on November 1, 2005 the Executives and the Company's Vice Chairman (collectively, the "Principals") started a series of equity investment funds (the "Equity Funds") that are separate and distinct from the Company and that are being managed by the Principals and other senior executives of the Company (the "Employees") through a management company (the "Management Company") formed by the Principals. During the three months ended April 1, 2007, the Principals and the Employees continued to receive their regular compensation from the Company and the Company made available the services of the Principals and the Employees, as well as certain support services, to the Management Company. However, see Note 13 regarding changes to these arrangements effective June 30, 2007. The Company is being reimbursed by the Management Company for the allocable cost of these services. Such allocated costs for the three-month periods ended April 2, 2006 and April 1, 2007 amounted to $700,000 and $1,054,000, respectively, and have been recognized as reductions of "General and administrative, excluding depreciation and amortization" expense in the accompanying condensed consolidated statements of operations. The Company was due $10,000 and $1,229,000 as of December 31, 2006 and April 1, 2007,
respectively, relating to these services which are included in "Accounts and notes receivable" in the accompanying condensed consolidated balance sheets. The Company has reduced its incentive compensation expense during the three months ended April 1, 2007 by $1,850,000 representing the Company's current estimate of the Management Company's allocable portion of one quarter of the estimated incentive compensation to be awarded to the Employees for 2007. A special committee comprised of independent members of the Company's board of directors has reviewed and considered these arrangements.

     In December 2005, the Company invested $75,000,000 in an account (the "Equities Account") which is managed by the Management Company and co-invests on a parallel basis with the Equity Funds and had a carrying value of $100,518,000 as of April 1, 2007. See Note 13 for further information regarding the Equities Account.

     On April 30, 2007, the Company entered into a series of agreements with the Executives and the Management Company in connection with the Company's decision to close its New York headquarters and combine its corporate operations with its restaurant operations in Atlanta, Georgia. See Note 13 below for a discussion of these agreements.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K.

(10)  Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review. In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams. Adams sought clarification from the FDEP in order to attempt to resolve this matter. On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter. In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report. The Company, its consultants and outside counsel are presently reviewing these new options and no decision has been made on a course of action based on the FDEP's offer. Nonetheless, based on provisions made prior to 2006 of $1,667,000 for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

     In addition to the environmental matter described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,000,000 as of April 1, 2007. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

(11)  Commitments and Contingencies

     As disclosed in Note 27 to the consolidated financial statements contained in the Form 10-K, the Company has employment agreements and severance arrangements with the Executives, its senior officers and other corporate employees. As discussed in Note 13 below, on April 30, 2007, the Company announced that in light of the pending Deerfield sale, it is closing its New York headquarters and entered into contractual settlements evidencing the termination of the employment agreements and providing for the resignation of its Chairman and Chief Executive Officer and its President and Chief Operating Officer. Under the terms of the contractual settlements, the Company's Chairman and Chief Executive Officer will receive a payment of $50,214,000 and the President and Chief Operating Officer will receive a payment of $25,107,000, both subject to applicable withholding taxes. In addition, these actions will also result in the termination of certain of its senior officers as well as result in severance obligations for other corporate employees. Although the Company has not yet determined the amount of additional charges it will incur under these other agreements and arrangements, the Company currently estimates the amount to be approximately $15,000,000.

     Two of Deerfield's executives in the aggregate currently hold approximately one-third of the capital interests and profit interests in Deerfield. Those executives have rights under certain circumstances to require the Company to acquire a substantial portion of their interests in Deerfield commencing in 2007. To the extent that the Company is required to purchase a portion of those executives' interests in Deerfield prior to or concurrent with the closing of the sale of Deerfield, the Company would be obligated to pay those executives in cash for their interests. However, upon the sale of Deerfield to Deerfield Triarc Capital Corp. (the "REIT"), a real estate investment trust managed by Deerfield, the Company would receive a combination of cash and shares issued by the REIT for such interests (see Note 13).

     The agreement and plan of merger, pursuant to which the Company acquired RTM on July 25, 2005, provides for a post-closing purchase price adjustment, the amount of which is in dispute. The sellers of RTM, which include certain current officers of a subsidiary of the Company and a current director of the Company, have proposed an adjustment of $2,175,000, plus interest from the July 25, 2005 RTM acquisition date, while the Company, on the other hand, disagrees with such adjustment. The Company is in discussions with the sellers of RTM to determine the amount of the post-closing adjustment, if any. If the Company is unable to resolve this matter informally with the sellers, the Company expects this matter will be settled through an arbitration process. Should this process result in a purchase price adjustment, the Company would record the adjustment as additional goodwill.

(12)  Business Segments

     The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management ("Asset Management") (see Note 13 regarding the pending sale of the Asset Management segment). The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash equivalents, short-term investments, investment settlements receivable, non-current investments and properties.

     The following is a summary of the Company's segment information (in thousands):

                                                                                                 Three Months Ended
                                                                                             -------------------------
                                                                                              April 2,         April 1,
                                                                                                2006             2007
                                                                                                ----             ----
      Revenues:
          Restaurants.......................................................................$   277,230    $   286,168
          Asset Management..................................................................     14,796         15,878
                                                                                            -----------    -----------
               Consolidated revenues........................................................$   292,026    $   302,046
                                                                                            ===========    ===========
      EBITDA:
          Restaurants.......................................................................$    29,947    $    36,402
          Asset Management..................................................................      2,108          2,932
          General corporate.................................................................    (18,954)       (14,865)
                                                                                            -----------    -----------
               Consolidated EBITDA..........................................................     13,101         24,469
                                                                                            -----------    -----------
      Less Depreciation and Amortization:
          Restaurants.......................................................................     10,793         13,635
          Asset Management..................................................................      1,483          1,251
          General corporate.................................................................      1,085          1,099
                                                                                            -----------    -----------
               Consolidated Depreciation and Amortization...................................     13,361         15,985
                                                                                            -----------    -----------
       Operating profit (loss):
          Restaurants.......................................................................     19,154         22,767
          Asset Management..................................................................        625          1,681
          General corporate.................................................................    (20,039)       (15,964)
                                                                                            -----------    -----------
               Consolidated operating profit (loss).........................................       (260)         8,484
      Interest expense......................................................................    (27,376)       (15,389)
      Loss on early extinguishments of debt.................................................    (12,544)            --
      Investment income, net................................................................     20,950         23,148
      Gain (loss) on sale of unconsolidated business........................................      2,256             (3)
      Other income, net.....................................................................      1,737          1,610
                                                                                            -----------    -----------
               Consolidated income (loss) from continuing operations before income taxes
                  and minority interests....................................................$   (15,237)   $    17,850
                                                                                            ===========    ===========


                                                                                            December 31,       April 1,
                                                                                                2006             2007
                                                                                                ----             ----
      Identifiable assets:
        Restaurants.........................................................................$ 1,079,509    $ 1,095,095
        Asset Management....................................................................    183,733        133,567
        General corporate...................................................................    297,207        291,296
                                                                                            -----------    -----------
               Consolidated total assets....................................................$ 1,560,449    $ 1,519,958
                                                                                            ===========    ===========

(13)  Subsequent Events - Corporate Restructuring

     On April 19, 2007, the Company entered into a definitive agreement whereby the REIT will acquire Deerfield (the "Pending Deerfield Sale"). At April 1, 2007, the Company owned 2.5% of the REIT and accounts for its investment in the REIT in accordance with the equity method. The total consideration to be received by the Company and the other members of Deerfield is approximately $300,000,000, consisting principally of $145,000,000 in cash, 9,635,192 shares of the REIT, which had a market value based upon the average of the closing prices of the REIT common stock for the ten trading days prior to April 19, 2007 (the "REIT Average Stock Price") of approximately $145,000,000, the distribution of 309,038 shares of the REIT currently owned by Deerfield to the selling members, which had a market value based upon the REIT Average Stock Price of approximately $5,000,000 and cash distributions from Deerfield to the selling members. The consideration to be received by the Company and other members of Deerfield is subject to adjustment under certain circumstances, including a deduction for any amount outstanding under the revolving note of Deerfield, which is $2,000,000 as of April 1, 2007. The Company expects to receive a minimum consideration of approximately $170,000,000 before expenses and amounts to be held in escrow for its capital interest of 63.6% and its profits interest of at least 52.3% in Deerfield. The total consideration that the Company will receive, including the number of shares it will receive in the REIT, is dependent upon Triarc's profits interest in Deerfield at the time of closing. A portion of the consideration, in the form of approximately 2,500,000 shares of the REIT issuable in the transaction, will be deposited into an escrow account to be used to satisfy any indemnification claims related to Deerfield. The Pending Deerfield Sale is subject to customary closing conditions, including a financing by the REIT for the cash portion of the purchase price, approval by the REIT stockholders and a registration statement covering resale of the REIT shares to be received by the Company being declared effective by the SEC. Subsequent to the closing of the transaction and assuming the Company receives the minimum consideration of approximately $170,000,000, including all of the shares held in escrow, the Company expects that it will own approximately 12% of the REIT.

     The results of operations of Deerfield have been included in the accompanying condensed consolidated financial statements for the three-month periods ended April 2, 2006 and April 1, 2007 and will continue to be reported in the Company's results of operations through the date of the Pending Deerfield Sale. The Company does not anticipate that Deerfield will be reported as a discontinued operation since the Company will have significant continuing involvement in the operations of Deerfield after the sale through (1) the significant number of REIT shares that it will own subsequent to the sale and
(2) the Company's contingent gain relating to a portion of any proceeds received from the sale or disposition involving certain investment intellectual property that Deerfield has been developing, after the closing. The sale is currently expected to close in the third quarter of 2007.

     Summary financial data for Deerfield as of and for the three months ended April 1, 2007 is as follows (in thousands):

               Total assets..............................$     132,635
               Revenues..................................       15,878
               Operating profit..........................        2,105
               Income from continuing operations before
                 income taxes and minority interests.....        2,207

     On April 30, 2007, the Company announced that in light of the Pending Deerfield Sale, it is closing its New York headquarters and combining its corporate operations with its restaurant operations in Atlanta, Georgia, which is expected to occur by the end of 2007. The Company expects to transfer substantially all of its senior executive responsibilities to the Arby's Restaurant Group's executive team in Atlanta effective June 30, 2007. Accordingly, to facilitate this transition, the Company entered into contractual settlements (the "Contractual Settlements") with the Executives evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the "Separation Date"). Under the terms of the Contractual Settlements, the Company's Chairman and Chief Executive Officer will receive a payment of $50,214,000 and the Company's President and Chief Operating Officer will receive a payment of $25,107,000, both subject to applicable withholding taxes. The Company has agreed to fund these payment obligations, net of applicable withholding taxes, in additional trusts and the payment of amounts in the trusts will be made to the Executives after six months following the Separation Date. Under the terms of the Contractual Settlements, the Executives are not entitled to accrue any further compensation, incentive compensation or other payments after June 29, 2007 other than payment of amounts accrued and vested in the Deferred Compensation Trusts, which become payable to the Executives on or about the Separation Date.

     In addition, it is expected that on or about June 29, 2007 substantially all other senior members of the Company's New York-based management team will no longer serve as senior officers or employees of the Company. Final compensation arrangements for these executives have not yet been determined. Substantially all of the remaining New York headquarters employees are expected to leave the Company by year-end. Although the Company has not yet finalized the amount of additional charges it will incur under existing employment agreements and severance arrangements, the Company currently estimates such costs to be approximately $15,000,000.

     As part of the agreement with the Executives and in connection with the corporate restructuring, the Company has entered into a two-year transition services agreement ("Services Agreement") with the Management Company beginning June 30, 2007 pursuant to which the Management Company will provide the Company with a range of professional and strategic services. Under the Services Agreement, the Company will pay the Management Company $3,000,000 per quarter for the first year of services and $1,750,000 per quarter for the second year of services.

     The Company has entered into an agreement under which the Management Company will continue to manage the Equities Account until at least December 31, 2010 and, beginning January 1, 2008, the Company will pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments. The Company also expects to sublease certain office facilities and sell certain assets located in New York to the Management Company.

     All of these agreements with the Executives and the Management Company were negotiated and approved by a special committee of independent members of the Company's board of directors. The special committee was advised by independent outside counsel and worked with the compensation committee and the performance compensation subcommittee of the Company's board of directors and its independent outside counsel and independent compensation consultant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we refer to as the Form 10-K. Item 7 of our Form 10-K describes the application of our critical accounting policies. There have been no significant changes as of April 1, 2007 pertaining to that topic. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

Introduction and Executive Overview

     We currently operate in two business segments. We operate in the restaurant business through our Company-owned and franchised Arby's restaurants and in the asset management business through our 63.6% capital interest in Deerfield & Company LLC, which we refer to as Deerfield. However, in April 2007 we entered into a definitive agreement to sell our entire interest in Deerfield, which we refer to as the Pending Deerfield Sale, as discussed in more detail under "Liquidity and Capital Resources - Corporate Restructuring."

     In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and from royalties and franchise and related fees. While over 70% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the three months ended April 1, 2007. In our asset management business, we derive revenues in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust, which we refer to as the REIT.

     We derive investment income principally from the investment of our excess cash. In that regard, in December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company, which we refer to as the Management Company, formed by our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, and our Vice Chairman, all of whom we refer to as the Principals. The Equities Account is invested principally in the equity securities, directly or through derivative instruments, of a limited number of publicly-traded companies and cash equivalents and had a fair value of $100.5 million as of April 1, 2007. We had also invested in several funds managed by Deerfield, including Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and DM Fund LLC, which we refer to as the DM Fund. Prior to 2006, we invested $100.0 million in the Opportunities Fund and later transferred $4.8 million of that amount to the DM Fund. We redeemed our investments in the Opportunities Fund and the DM Fund effective September 29, 2006 and December 31, 2006, respectively. The Opportunities Fund through September 29, 2006 and the DM Fund through December 31, 2006, were accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us. The Opportunities Fund was a multi-strategy hedge fund that principally invested in various fixed income securities and their derivatives and employed substantial leverage in its trading activities which significantly impacted our consolidated financial position, results of operations and cash flows. We also have an investment in the REIT which is managed by Deerfield. When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT.

     Our goal is to enhance the value of our Company by increasing the revenues of the Arby's restaurant business and, until the Pending Deerfield Sale is completed, Deerfield's asset management business. We are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience. We continue to grow Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management, thereby increasing Deerfield's asset management fee revenues.

     We are currently pursuing a corporate restructuring involving the Pending Deerfield Sale and the potential disposition of other non-restaurant net assets. See "Liquidity and Capital Resources - Corporate Restructuring" for a detailed discussion of the corporate restructuring and certain impacts thereof on our results of operations and our liquidity and capital resources.

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

o Increased price competition, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items, (3) the use of coupons and other price discounting and (4) many recent product promotions focused on the lower price of certain menu items;

o Increased competition among quick service restaurant competitors and other businesses for available development sites, higher development costs associated with those sites and higher borrowing costs in the lending markets typically used to finance new unit development;

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

o Generally higher fuel prices, although fluctuating significantly in recent months, which cause a decrease in many consumers' discretionary income, increase our utility costs and are likely to increase the cost of commodities we purchase following the expiration in the second quarter of 2007 of most of our current distribution contracts which contain limits on distribution cost increases;

o Extended hours of operation by many quick service restaurants including both breakfast and late night hours;

o Federal, state and local legislative activity, such as minimum wage increases, mandated health and welfare benefits and restrictions on the use in prepared foods of certain unhealthy fatty acids, commonly referred to as trans fats, which could continue to result in increased wages and related fringe benefits, including health care and other insurance costs, higher packaging costs and higher food costs;

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

     In recent periods, our asset management business has experienced the following trends:

o Growth in the hedge fund market as investors appear to have increased their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities and other specific areas, although such growth has moderated somewhat recently reflecting the recent performance of certain funds and the competitive market;

o Increased demand for securities, partly due to an increase in the number of hedge funds, resulting in higher purchase prices of certain securities and, during periods of asset liquidation by those hedge funds, potentially lower sales prices, which can negatively impact our returns;

o Short-term interest rates have increased more significantly than long-term interest rates, representing a flatter yield curve, resulting in higher funding costs for our securities purchases, which can negatively impact our margins within our managed funds, potentially lowering our asset management fees and assets under management;

o Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets; and

o Higher default rates in the subprime mortgage market that have increased the risk of losses and volatility of interest rate spreads in that market sector and which may negatively impact the management fees from some of our asset-backed CDO portfolios and/or the fair value of some of our CDO investments.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund report or reported on a calendar year ending on December 31. Our first quarter of fiscal 2006 commenced on January 2, 2006 and ended on April 2, 2006, except that Deerfield, the Opportunities Fund and DM Fund are included for the calendar quarter. Our first quarter of fiscal 2007 commenced on January 1, 2007 and ended on April 1, 2007, except that Deerfield is included for the calendar quarter. When we refer to the "three months ended April 2, 2006," or the "2006 first quarter," we mean the period from January 2, 2006 to April 2, 2006, and when we refer to the "three months ended April 1, 2007," or the "2007 first quarter," we mean the period from January 1, 2007 to April 1, 2007. Each quarter contained 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2006 first quarter and the 2007 first quarter. We consider certain percentage changes between these quarters to be not measurable, or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                                       Three Months Ended
                                                                   ------------------------             Change
                                                                   April 2,        April 1,         -------------------
                                                                     2006            2007           Amount      Percent
                                                                     ----            ----           ------      -------
                                                                         (In Millions Except Percents)
Revenues:
   Net sales.....................................................$    258.8      $    266.5     $      7.7         3 %
   Royalties and franchise and related fees......................      18.4            19.7            1.3         7 %
   Asset management and related fees.............................      14.8            15.9            1.1         7 %
                                                                 ----------      ----------     ----------
                                                                      292.0           302.1           10.1         3 %
                                                                 ----------      ----------     ----------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization........     192.4           195.0            2.6         1 %
   Cost of services, excluding depreciation and amortization.....       5.5             6.9            1.4        25 %
   Advertising and promotions....................................      20.1            17.7           (2.4)      (12)%
   General and administrative, excluding depreciation and
     amortization................................................      60.1            57.6           (2.5)       (4)%
   Depreciation and amortization, excluding amortization of
     deferred financing costs ...................................      13.4            16.0            2.6        19 %
   Facilities relocation and corporate restructuring.............       0.8             0.4           (0.4)      (50)%
                                                                 ----------      ----------     ----------
                                                                      292.3           293.6            1.3        -- %
                                                                 ----------      ----------     ----------
       Operating profit (loss)...................................      (0.3)            8.5            8.8        n/m
Interest expense ................................................     (27.4)          (15.4)          12.0        44 %
Loss on early extinguishments of debt............................     (12.5)            --            12.5       100 %
Investment income, net...........................................      21.0            23.1            2.1        10 %
Gain on sale of unconsolidated business..........................       2.3             --            (2.3)     (100)%
Other income, net................................................       1.7             1.6           (0.1)       (6)%
                                                                 ----------      ----------     ----------
       Income (loss) from continuing operations before income
         taxes and minority interests............................     (15.2)           17.8           33.0        n/m
Benefit from (provision for) income taxes........................       5.6            (7.4)         (13.0)       n/m
Minority interests in income of consolidated subsidiaries........      (3.1)           (3.2)          (0.1)       (3)%
                                                                 ----------      ----------     ----------
       Income (loss) from continuing operations..................     (12.7)            7.2           19.9        n/m
                                                                 ----------      ----------     ----------
Loss from discontinued operations, net of income taxes:
   Loss from operations..........................................      (0.1)            --             0.1       100 %
   Loss on disposal..............................................        --            (0.1)          (0.1)       n/m
                                                                 ----------      ----------     ----------
       Loss from discontinued operations.........................      (0.1)           (0.1)            --        -- %
                                                                 ----------      ----------     ----------
         Net income (loss).......................................$    (12.8)     $      7.1     $     19.9        n/m
                                                                 ==========      ==========     ==========


Three Months Ended April 1, 2007 Compared with Three Months Ended April 2, 2006

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $7.7 million, or 3%, to $266.5 million for the three months ended April 1, 2007 from $258.8 million for the three months ended April 2, 2006, due to a $12.5 million increase in net sales from the 44 net Company-owned restaurants we added since April 2, 2006, consisting of 48 new restaurants opened, with generally higher than average sales volumes, and 17 restaurants we acquired from franchisees since April 2, 2006 as compared with 14 underperforming restaurants we closed and 7 restaurants we sold to franchisees since April 2, 2006. This increase was partially offset by a $4.8 million, or 2%, decrease in same-store sales of our Company-owned restaurants in the 2007 first quarter as compared with the 2006 first quarter. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. Same-store sales of our Company-owned restaurants in the 2007 first quarter were negatively impacted by
(1) poor weather conditions which decreased our customer traffic in the northern and central sections of the United States in the 2007 first quarter and (2) the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which continue to underperform the system and the prior year's comparable period. These factors were partially offset by (1) incremental sales in the 2007 first quarter from some of our limited time product offerings, (2) the effect of selective price increases that were implemented in November 2006 and (3) increased sales volume from our value oriented menu offerings which were introduced mainly in the second half of 2006.

     We currently anticipate positive same-store sales growth for the remainder of 2007, despite the weak economy in Michigan and Ohio, driven by the anticipated performance of various initiatives such as (1) a value oriented menu program which offers a flexible combination of selected menu items for a discounted price, (2) the continued use of limited time menu items, (3) the full period effect of the selective price increases mentioned above and (4) new product introductions. In addition to the anticipated positive effect of same-store sales growth, net sales should also be positively impacted by an increase in Company-owned restaurants. We presently plan to open approximately 35 new Company-owned restaurants during the remainder of 2007. We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 44 restaurant leases that are scheduled for renewal or expiration during the remainder of 2007. We currently anticipate the renewal or extension of approximately 34 of those leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $1.3 million, or 7%, to $19.7 million for the three months ended April 1, 2007 from $18.4 million for the three months ended April 2, 2006. This increase reflects a $1.6 million net increase in royalties from the 95 franchised restaurants opened since April 2, 2006, with generally higher than average sales volumes, and the 7 restaurants we sold to franchisees since April 2, 2006 replacing the royalties from the 30 generally underperforming franchised restaurants closed and the elimination of royalties from 17 restaurants we acquired from franchisees since April 2, 2006. This increase was partially offset by (1) a $0.2 million decline in royalties due to a 1% decrease in same-store sales of the franchised restaurants in the 2007 first quarter as compared with the 2006 first quarter and (2) a $0.1 million decrease in franchise and related fees. The decrease in same-store sales of the franchised restaurants reflects the negative effect of the poor weather conditions discussed above under "Net Sales" partially offset by the positive effects of (1) local marketing initiatives principally implemented by our franchisees shortly after the 2006 first quarter, including more effective local television advertising and increased couponing, similar to those which we were already using for Company-owned restaurants throughout the 2006 first quarter and (2) the selective price increases implemented in November 2006.

     We expect that our royalties and franchise and related fees will increase during the remainder of 2007 as compared with the same period in 2006 due to anticipated positive same-store sales growth of franchised restaurants from the expected performance of the various initiatives described above under "Net Sales" and the positive effect of net new restaurant openings by our franchisees.

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $1.1 million, or 7%, to $15.9 million for the three months ended April 1, 2007 from $14.8 million for the three months ended April 2, 2006. This increase principally reflects a $1.3 million net increase in fees from the net addition of 2 CDOs and 2 Funds, which we added principally in the second half of 2006.

     Our asset management and related fees will cease upon the completion of the Pending Deerfield Sale.

Cost of Sales, Excluding Depreciation and Amortization

     Our  cost  of  sales,  excluding  depreciation  and  amortization  resulted entirely from the Company-owned restaurants. Cost of sales increased $2.6 million, or 1%, to $195.0 million, resulting in a gross margin of 27%, for the three months ended April 1, 2007, from $192.4 million, resulting in a gross margin of 26%, for the three months ended April 2, 2006. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales is primarily attributable to the effect of the 44 net Company-owned restaurants added since April 2, 2006 partially offset by the effect of the 1% increase in our overall gross margin. The gross margin improvement is primarily due to (1) our continuing implementation of the more effective operational procedures of the 775 Arby's restaurants we acquired from RTM Restaurant Group in July 2005, which we refer to as the RTM Acquisition, at the restaurants we owned prior to the RTM Acquisition, (2) decreased beverage costs partially due to increased rebates received in the 2007 first quarter from a new beverage supplier we were in the process of converting to during the 2006 first quarter, (3) the effect of the selective price increases we implemented in November 2006, (4) decreased repairs and maintenance expense partially as a result of incremental costs in the 2006 first quarter related to the conversion to a new beverage supplier and (5) decreases in our cost of beef. These positive factors were partially offset by the effect of increased price discounting associated with our value oriented menu offerings which began mainly in the second half of 2006.

     We anticipate that our gross margin for the remainder of 2007 will be relatively consistent with the 2007 first quarter as a result of the positive effects of (1) our continuing implementation of the more efficient operational procedures of RTM throughout our other Company-owned restaurants, (2) the full period effect on our net sales of the selective price increases that were implemented in November 2006 and (3) cost savings from certain new commodity supply contracts negotiated by our purchasing cooperative, all of which will be substantially offset by the effects of (1) our continued use of value oriented menu offerings and (2) anticipated cost increases as new distribution contracts reflecting the effects of higher fuel costs are entered into in the second quarter of 2007.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $1.4 million, or 25%, to $6.9 million for the three months ended April 1, 2007 from $5.5 million for the three months ended April 2, 2006 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management and increased incentive compensation levels of existing personnel.

     Our cost of services will cease upon the completion of the Pending Deerfield Sale since our royalties and franchise and related fees have no associated cost of services.

Advertising and Promotions

     Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising as well as point of purchase materials and local restaurant marketing. These expenses decreased $2.4 million, or 12%, principally due to the timing of our major advertising campaign for the month of April which commenced at the beginning of our second quarter in 2007 but started at the end of our first quarter in 2006.

     We expect that our advertising and promotions expenses for the remainder of 2007 will be higher than the comparable period of 2006 due to the timing of the April advertising campaign as well as the net increase in Company-owned restaurants.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization decreased $2.5 million, principally due to (1) a $1.9 million reduction in incentive compensation discussed below and (2) a $1.0 million decrease in share-based compensation primarily due to the effect of some of our employee share-based awards becoming fully vested prior to April 1, 2007, both partially offset by a $0.8 million increase in salaries in our restaurant segment attributable to an increase in headcount throughout 2006 due to the strengthening of the infrastructure of that segment following the RTM Acquisition. We reduced our incentive compensation expense in the 2007 first quarter by $1.9 million, representing our current estimate of the portion allocable to the Management Company. This allocable portion represents one quarter of the estimated incentive compensation to be awarded for 2007 to the Principals and other of our senior executive officers who manage a series of equity funds that are separate and distinct from us through the Management Company. There was no similar allocation reported in the 2006 first quarter.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $2.6 million, principally reflecting increases of (1) $1.1 million related to the 44 net restaurants added since April 2, 2006, (2) $0.8 million related to losses on disposals of properties included in depreciation and amortization and (3) depreciation on fixed asset additions to existing restaurants.

Facilities Relocation and Corporate Restructuring

     The charge of $0.4 million in the 2007 first quarter consisted of additional employee relocation costs whereas the charge of $0.8 million in the 2006 first quarter consisted of additional severance and retention incentive compensation, both related to combining our then existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia.

     As discussed in "Liquidity and Capital Resources - Corporate Restructuring," we expect to incur additional facilities relocation and corporate restructuring charges during the remaining nine months of 2007 as a result of our decision to close our New York headquarters and combine our corporate operations with our restaurant operations in Atlanta, Georgia and entering into contractual settlements with the Executives and the termination of senior officers and others. Although we have not yet finalized the amount of charges we will incur under existing employment agreements and severance arrangements, we currently estimate such costs to be $50.2 million with respect to our Chairman and Chief Executive Officer, $25.1 million with respect to our President and Chief Operating Officer and approximately $15.0 million with respect to other senior members of our New York-based management team. There will be additional facilities relocation and corporate restructuring charges, the amount of which has not yet been determined.

Interest Expense

     Interest expense decreased $12.0 million, principally reflecting a $12.1 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the effective redemption of our investment in the Opportunities Fund as of September 29, 2006, which we refer to as the Redemption. As a result of the Redemption we no longer consolidate the Opportunities Fund subsequent to September 29, 2006. Accordingly, interest expense and related net investment income are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.

Loss on Early Extinguishments of Debt

     The loss on early extinguishments of debt of $12.5 million in the 2006 first quarter resulted from the effective conversion of an aggregate $165.8 million of our 5% convertible notes due 2023, which we refer to as the Convertible Notes, into our class A and class B common stock and consisted of $8.7 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock and the write-off of $3.8 million of related previously unamortized deferred financing costs.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                    ------------------------
                                                                    April 2,        April 1,
                                                                      2006            2007          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

     Recognized net gains..........................................$   2.9          $ 21.1         $ 18.2
     Interest income...............................................   18.0             2.5          (15.5)
     Other than temporary unrealized losses........................     --            (0.7)          (0.7)
     Distributions, including dividends............................    0.2             0.3            0.1
     Other ........................................................   (0.1)           (0.1)            --
                                                                   -------          ------        -------
                                                                   $  21.0          $ 23.1        $   2.1
                                                                   =======          ======        =======

     Our recognized net gains included (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and, in the first quarter of 2006, securities sold short with an obligation to purchase. The $18.2 million increase in our recognized net gains is principally due to an increase in gains realized on sales of our available-for-sale securities, including a $12.8 million gain on one specific security we sold in the 2007 first quarter, and unrealized gains on put and call option combinations and a total return swap, each on equity securities. All of these recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments. Our interest income decreased $15.5 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006. Our other than temporary unrealized losses of $0.7 million in the 2007 first quarter reflected the recognition of impairment charges related to the decline in the market values of three of our available-for-sale investments in CDOs. Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

     As of April 1, 2007, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $9.6 million and $(1.9) million, respectively, included in "Accumulated other comprehensive income." We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Business

     The gain on sale of unconsolidated business of $2.3 million in the 2006 first quarter related to our investment in Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, principally due to cash sales of a portion of our investment in Encore, which did not recur in the 2007 first quarter.

     In April 2007, we entered into an agreement to sell a substantial portion of our remaining investment in Encore for cash proceeds of $8.6 million. This sale, which closed on May 10, 2007, will result in our realizing an approximate $2.5 million gain on sale of unconsolidated business in the second quarter of 2007. Upon completion of the sale, we will own less than 1% of Encore and will no longer have representation on Encore's board of directors and, as a result, will no longer have the ability to exercise significant influence over operating and financial policies of Encore. Accordingly, following the sale we will no longer account for our remaining investment in Encore under the equity method.

Other Income, Net

     Other income, net was relatively unchanged between the first quarters of 2006 and 2007 with no significant changes in its individual components.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests improved $33.0 million to income of $17.8 million in the 2007 first quarter from a loss of $15.2 million in the 2006 first quarter. This improvement is attributed principally to (1) the $12.8 million gain on sale of one of our investments in the 2007 first quarter, (2) the $12.5 million loss on early extinguishments of debt in the 2006 first quarter which did not recur in the 2007 first quarter and (3) an $8.8 million improvement in operating profit which, together with the effects of other variances, are discussed above.

     We recognized deferred compensation expense of $1.1 million in the 2006 first quarter and $1.2 million in the 2007 first quarter, within general and administrative expenses, for the net increases in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred
Compensation Trusts, for the benefit of the Executives. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts, realized gains on sales of investments in the Deferred Compensation Trusts and investment losses for any unrealized losses deemed to be other than temporary, but are unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that are accounted for under the cost method of accounting. Accordingly, we recognized net investment income from investments in the Deferred Compensation Trusts of $0.1 million in each of the 2006 and 2007 first quarters consisting entirely of interest income. The cumulative disparity of $10.4 million between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, other than with respect to recognized losses deemed to be other than temporary, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income. In connection with the corporate restructuring discussed below under "Liquidity and Capital Resources - Corporate Restructuring," the obligation to the Executives for the Deferred Compensation Trusts will be payable on or about June 29, 2007. To the extent that we utilize the investments in the Deferred Compensation Trusts to settle the related liability to the Executives, the cumulative disparity will reverse during the remainder of 2007 and will be recognized as a component of our income (loss) from continuing operations before income taxes and minority interests.

     Upon completion of the Pending Deerfield Sale, which is currently expected to occur in our 2007 third quarter, we expect to recognize a pretax gain on the sale of Deerfield, the amount of which cannot presently be determined. See below under "Liquidity and Capital Resources - Corporate Restructuring" for further discussion of the Pending Deerfield Sale.

Benefit From (Provision For) Income Taxes

     The benefit from income taxes represented an effective rate of 37% in the 2006 first quarter and the provision for income taxes represented an effective rate of 42% in the 2007 first quarter. The respective rate in each of the 2006 and 2007 first quarters is higher than the United States Federal statutory rate of 35% principally due to (1) the effect of non-deductible compensation and other non-deductible expenses, (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated subsidiaries which file state tax returns on an individual company basis and (3) in the 2007 first quarter, an additional provision of $0.3 million of net reserves for uncertain tax positions. These effects were partially offset by the effect of minority interests in income of consolidated subsidiaries which were not taxable to us but which are not deducted from the pretax income used to calculate the effective tax rates. The effective benefit rate in the 2006 first quarter is higher than the United States Federal statutory rate of 35%, despite the effect of the previously discussed factors, since the rate was based on then forecasted pretax income for the 2006 full year despite the loss from continuing operations before income taxes and minority interests for the 2006 first quarter.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries increased $0.1 million principally reflecting a correction in the 2007 first quarter of a $1.9 million prior period understatement of minority interests in income of consolidated subsidiaries which was not deemed to be material to our consolidated financial statements. This increase was substantially offset by the effect of $1.7 million of minority interests in the Opportunities Fund in the 2006 first quarter which did not recur in the 2007 first quarter as a result of the Redemption in September 2006.

     Minority interests in income of consolidated subsidiaries are expected to become less significant following the completion of the Pending Deerfield Sale.

Loss From Discontinued Operations

     The loss from discontinued operations consists of a $0.1 million loss from operations in the 2006 first quarter and an additional $0.1 million loss on disposal in the 2007 first quarter, both related to our closing two underperforming restaurants in the fourth quarter of 2006. Our accompanying condensed consolidated statement of operations for the three months ended April 2, 2006 has been reclassified to report the results of operations of the two closed restaurants as discontinued operations.

Net Income (Loss)

     Our net income (loss) improved $19.9 million to income of $7.1 million in the 2007 first quarter from a loss of $12.8 million in the 2006 first quarter. This improvement is attributed principally to the after tax and applicable minority interest effects of certain significant improvements in the first quarter of 2007 as compared with the first quarter of 2006, including (1) a $7.7 million effect from the gain on sale of one of our investments in the 2007 first quarter, (2) a $7.6 million effect from the loss on early extinguishments of debt in the 2006 first quarter which did not recur in the 2007 first quarter and
(3) a $5.3 million effect from higher operating profit which, together with the after tax and minority interest effects of other variances, are discussed above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $2.8 million during the three months ended April 1, 2007 principally reflecting (1) cash used by changes in operating assets and liabilities of $32.7 million and
(2) net operating investment adjustments of $14.4 million, both substantially offset by (1) depreciation and amortization of $16.5 million, (2) net income of $7.1 million, (3) receipt of deferred vendor incentive, net of amount recognized, of $8.8 million, (4) deferred income tax provision of $7.0 million,
(5) minority interests of $3.2 million and (6) a share-based compensation provision of $2.8 million.

     The cash used by changes in operating assets and liabilities of $32.7 million principally reflects a $49.3 million decrease in accounts payable and accrued expenses and other current liabilities partially offset by a $16.3 million decrease in accounts and notes receivable. The decrease in accounts payable and accrued expenses and other current liabilities was due to the annual payment of previously accrued incentive compensation. The decrease in accounts and notes receivable principally resulted from collections of asset management incentive fees receivable that were recognized principally in the fourth quarter of 2006. Our asset management revenues are higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to the Funds which are based upon performance and are recognized when the amounts become fixed and determinable upon the close of a performance period. The net operating investment adjustments principally reflect $14.1 million of other net recognized gains, net of other than temporary losses, including a $12.8 million gain realized on one specific available-for-sale security we sold in the 2007 first quarter.

     We expect that our cash flows from continuing operating activities will use cash during the remaining nine months of 2007 as a result of the severance and contractual settlement payments in connection with a corporate restructuring as discussed below under "Corporate Restructuring."

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $147.5 million at April 1, 2007, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.7:1. Working capital at April 1, 2007 decreased $13.7 million from $161.2 million at December 31, 2006, primarily resulting from dividend payments of $8.0 million and distributions to minority interests related to Deerfield of $4.2 million.

     Our total capitalization at April 1, 2007 was $1,192.2 million, consisting of stockholders' equity of $465.4 million, long-term debt of $723.2 million, including current portion, and notes payable of $3.6 million. Our total capitalization at April 1, 2007 decreased $10.2 million from $1,202.4 million at December 31, 2006 principally reflecting (1) the components of comprehensive loss that bypass net income of $9.9 million principally reflecting the reclassification of prior period unrealized holding gains into net income upon our sales of available-for-sale securities and (2) dividends paid of $8.0 million, both partially offset by our net income of $7.1 million.

Credit Agreement

     We have a credit agreement, which we refer to as the Credit Agreement, for our restaurant segment. The Credit Agreement includes a senior secured term loan facility, which we refer to as the Term Loan, with a remaining principal balance of $558.1 million as of April 1, 2007 and a senior secured revolving credit facility of $100.0 million, under which there were no borrowings as of April 1, 2007. However, the availability under the facility as of April 1, 2007 was $93.5 million, which is net of a reduction of $6.5 million for outstanding letters of credit. The Term Loan has scheduled repayments of $4.6 million during the remaining nine months of 2007. In addition, the Term Loan requires prepayments of principal amounts resulting from excess cash flows of the restaurant segment and from certain events, both as determined under the Credit Agreement. No prepayments were required under the Term Loan during the 2007 first quarter and we do not expect that any will be required during the remainder of 2007.

Sale-Leaseback Obligations

     We have outstanding $90.5 million of sale-leaseback obligations as of April 1, 2007, which relate to our restaurant segment and are due through 2027, of which $1.5 million is due during the remaining nine months of 2007.

Capitalized Lease Obligations

     We have outstanding $64.7 million of capitalized lease obligations as of April 1, 2007, which relate to our restaurant segment and extend through 2036, of which $2.2 million is due during the remaining nine months of 2007.

Convertible Notes

     We have outstanding at April 1, 2007, $2.1 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 52,000 shares of our class A common stock and 105,000 shares of our class B common stock. The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

Other Long-Term Debt

     We have outstanding a secured bank term loan payable through 2008 in the amount of $4.6 million as of April 1, 2007, of which $2.4 million is due during the remaining nine months of 2007. We also have outstanding $2.0 million under a revolving note as of April 1, 2007, which we refer to as the Revolving Note, which is due in 2009 but which we expect to repay during the remaining nine months of 2007. Additionally, we have outstanding $1.2 million of leasehold notes as of April 1, 2007, which are due through 2018, of which $0.1 million is due during the remaining nine months of 2007.

Notes Payable

     We have outstanding $3.6 million of notes payable as of April 1, 2007 which relate to our asset management segment and are secured by some of our short-term investments in preferred shares of CDOs as of April 1, 2007. These notes are non-recourse except in limited circumstances and have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, the respective preferred shares of CDOs, as well as a portion of the asset management fees to be paid to us from the respective CDOs.

Revolving Credit Facilities

     We have $93.5 million available for borrowing under our restaurant segment's $100.0 million revolving credit facility as of April 1, 2007, which is net of the reduction of $6.5 million for outstanding letters of credit noted above. Our asset management segment has $8.0 million available under the Revolving Note as of April 1, 2007 which, upon completion of the Pending
Deerfield Sale, would no longer be available. In addition, we have a $30.0 million conditional funding commitment, of which $25.3 million was available as of April 1, 2007, from a real estate finance company for sale-leaseback financing for development and operation of Arby's restaurants. This conditional funding commitment ends on June 30, 2007 but we have the option to extend it for an additional six months.

Debt Repayments and Covenants

     Our total scheduled long-term debt and notes payable repayments during the remaining nine months of 2007 are $14.9 million consisting of $4.6 million under our Term Loan, $2.4 million under our secured bank term loan, $2.2 million relating to capitalized leases, $2.1 million expected to be paid under our notes payable, $2.0 million expected to be paid under our Revolving Note, $1.5 million relating to sale-leaseback obligations and $0.1 million under our leasehold notes.

     Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting,
(2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments,
(e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc. We were in compliance with all of these covenants as of April 1, 2007 and we expect to remain in compliance with all of these covenants during the remainder of 2007. However, in an effort to ensure that we remain in compliance with the Credit Agreement covenants in the first quarter of 2008, we are currently renegotiating certain of these covenants, including the leverage and interest coverage ratio tests, with our lenders under the Credit Agreement. We may need to (1) satisfactorily complete the renegotiation of certain covenants of the Credit Agreement, (2) make additional prepayments of the Term Loan and/or
(3) obtain a waiver from the administrative agent for the Credit Agreement. There can be no assurance that we would be successful in renegotiating or obtaining a waiver of the Credit Agreement covenants. If those actions are not successful, or we choose not to pursue obtaining a waiver, then we currently estimate that we would be required to make prepayments of approximately $48.0 million before March 30, 2008 in order to remain in compliance with all of the covenants under the Credit Agreement through the end of the first quarter of 2008. As of April 1, 2007 there was $28.5 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

     A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities within our restaurant segment or of individual restaurants, which in many cases has not been prepared or reported. We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant segment for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases. Nevertheless, as of April 1, 2007, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that we are in default of any of those lease agreements. We do not believe that this non-compliance will have a material adverse effect on our condensed consolidated financial position or results of operations.

Contractual Obligations

     There were no significant changes to our contractual obligations since December 31, 2006, as disclosed in Item 7 of our 2006 Form 10-K. However, we are currently unable to estimate the amount and timing of future cash tax payments relating to the potential settlement of uncertain income tax positions, the reserves for which have been determined in accordance with FASB Interpretation No. 48, which we refer to as Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." We adopted Interpretation 48 commencing with our 2007 first quarter. Our total reserves for uncertain income tax positions relating to continuing operations as determined under Interpretation 48 was $13.6 million as of April 1, 2007.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of April 1, 2007, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of April 1, 2007. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Prior to 2004 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $35.9 million as of April 1, 2007, including $34.5 million associated with the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2006, of our propane business if National Propane required the repurchase. As of April 1, 2007, we have net operating loss tax carryforwards sufficient to offset the remaining deferred taxes.

     RTM guarantees the lease obligations of 23 RTM restaurants formerly operated by affiliates of RTM as of April 1, 2007, which we refer to as the Affiliate Lease Guarantees. The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations. In addition, RTM remains contingently liable for 21 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments. All of these lease obligations, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $38.0 million as of April 1, 2007, including approximately $32.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through April 1, 2007.

     Two of Deerfield's executives in the aggregate currently hold approximately one-third of the capital interests and profit interests in Deerfield. Those executives have rights under certain circumstances to require us to acquire a substantial portion of their interests in Deerfield commencing in 2007. To the extent that we are required to purchase a portion of those executives' interests in Deerfield prior to or concurrent with the closing of the sale of Deerfield, we would be obligated to pay those executives in cash for their interests. However, upon the sale of Deerfield to the REIT, we would receive a combination of cash and shares issued by the REIT for those interests, as discussed below under "Corporate Restructuring."

Capital Expenditures

     Cash capital expenditures amounted to $16.5 million during the three months ended April 1, 2007. We expect that cash capital expenditures will be approximately $55.0 million and non-cash capital expenditures consisting of capitalized leases will be approximately $20.0 million during the remaining nine months of 2007 principally relating to (1) the opening of an estimated 35 new Company-owned restaurants, (2) remodeling some of our existing restaurants and
(3) maintenance capital expenditures for our Company-owned restaurants. We have $21.9 million of outstanding commitments for capital expenditures as of April 1, 2007, of which $14.9 million is expected to be paid during the remaining nine months of 2007.

Dividends

     On March 15, 2007 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $8.0 million. On May 10, 2007, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, payable on June 15, 2007 to holders of record on June 1, 2007. Our board of directors has determined that until June 30, 2007 regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividends paid on each share of class A common stock, but has not yet made any similar determination beyond that date. Accordingly, after June 30, 2007, our class B common stock will be entitled to participate at least equally on a per share basis with our class A common stock in any cash dividends. We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay regular quarterly cash dividends for the last two quarters of 2007 at the same rates as to be paid in our 2007 second quarter, our total cash requirement for dividends for the remaining nine months of 2007 would be $24.1 million based on the number of our class A and class B common shares outstanding at April 30, 2007.

Income Taxes

     The statute of limitations for examination by the Internal Revenue Service, which we refer to as the IRS, of our Federal income tax return for the year ended December 29, 2002 expired during 2006. Our Federal income tax returns for years subsequent to December 29, 2002 are not currently under examination by the IRS although some of our state income tax returns are currently under examination. We have received notices of proposed tax adjustments aggregating $6.4 million in connection with certain of these state income tax returns. However, we have disputed these notices and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2007 up to a total of $50.0 million of our class A and class B common stock. We did not make any treasury stock purchases during the 2007 first quarter and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

     Our consolidated cash requirements for continuing operations for the remaining nine months of 2007 anticipate the use of cash for operating activities, including the severance and contractual settlement payments in connection with a corporate restructuring as discussed below under "Corporate Restructuring." Our cash requirements other than operating cash flow requirements, consist principally of (1) cash capital expenditures of approximately $55.0 million, (2) a maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and class B common stock for treasury under our current stock repurchase program, (3) regular quarterly cash dividends aggregating approximately $24.1 million, (4) scheduled debt principal repayments aggregating $14.9 million, (5) any prepayments under our Credit Agreement and (6) any requirement to repurchase the minority interests in Deerfield held by two of its executives. We anticipate meeting all of these requirements, including the requirements for operations, through (1) the use of our liquid net current assets, (2) borrowings under our restaurant segment's revolving credit facility of which $93.5 million is currently available, (3) the remaining $25.3 million available under the conditional funding commitment for sale-leaseback financing from the real estate finance company, (4) proceeds from the completion of the Pending Deerfield Sale as discussed in more detail below under "Corporate Restructuring," (5) proceeds of $8.6 million to be received from the sale of most of our remaining investment in Encore as discussed above under "Results of Operations - Gain on Sale of Unconsolidated Business," (6) borrowings under the Revolving Note prior to completion of the Pending Deerfield Sale, of which $8.0 million is currently available, (7) proceeds from sales of investments or borrowings against such investments and (8) proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Corporate Restructuring

     On April 19, 2007, we entered into a definitive agreement whereby the REIT will acquire Deerfield. At April 1, 2007, we owned 2.5% of the REIT and account for our investment in the REIT in accordance with the equity method. The total consideration to be received by us and the other members of Deerfield is approximately $300.0 million, consisting principally of $145.0 million in cash, 9,635,192 shares of the REIT, which had a market value based upon the average of the closing prices of the REIT common stock for the ten trading days prior to April 19, 2007, which we refer to as the REIT Average Stock Price, of approximately $145.0 million, the distribution of 309,038 shares of the REIT currently owned by Deerfield to the selling members, which had a market value based upon the REIT Average Stock Price of approximately $5.0 million and cash distributions from Deerfield to the selling members. The consideration to be received by us and the other members of Deerfield is subject to adjustment under certain circumstances, including a deduction for any amount outstanding under the revolving note of Deerfield, which is $2.0 million as of April 1, 2007. We expect to receive a minimum consideration of approximately $170.0 million before expenses and amounts to be held in escrow for our capital interest of 63.6% and our profits interest of at least 52.3% in Deerfield. The total consideration that we will receive, including the number of shares we will receive in the REIT, is dependent upon our profits interest in Deerfield at the time of closing. A portion of the consideration, in the form of approximately 2.5 million shares of the REIT issuable in the transaction, will be deposited into an escrow account to be used to satisfy any indemnification claims related to Deerfield. The Pending Deerfield Sale is subject to customary closing conditions, including a financing by the REIT for the cash portion of the purchase price, approval by the REIT stockholders and a registration statement covering resale of the REIT shares to be received by us being declared effective by the Securities and Exchange Commission. Subsequent to the closing of the transaction and assuming we receive the minimum consideration of approximately $170.0 million, including all of the shares held in escrow, we expect that we will own approximately 12% of the REIT.

     The results of operations of Deerfield have been included in the accompanying condensed consolidated financial statements for the three-month periods ended April 2, 2006 and April 1, 2007 and will continue to be reported in our results of operations through the date of the Pending Deerfield Sale. We do not anticipate that Deerfield will be reported as a discontinued operation since we will have significant continuing involvement in the operations of Deerfield after the sale through (1) the significant number of REIT shares that we will own subsequent to the sale and (2) our contingent gain relating to a portion of any proceeds received from the sale or disposition involving certain investment intellectual property that Deerfield has been developing, after the closing. The sale is currently expected to close in the third quarter of 2007.

     Summary financial data for Deerfield as of and for the three months ended April 1, 2007 is as follows (in thousands):

            Total assets..............................$     132,635
            Revenues..................................       15,878
            Operating profit..........................        2,105
            Income from continuing operations before
              income taxes and minority interests.....        2,207

     On April 30, 2007, we announced that in light of the Pending Deerfield Sale, we are closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia, which is expected to occur by the end of 2007. We expect to transfer substantially all our senior executive responsibilities to the Arby's executive team in Atlanta effective June 30, 2007. Accordingly, to facilitate this transition, we entered into contractual settlements with the Executives evidencing the termination of their employment agreements and providing for their resignations as executive officers as of June 29, 2007. Under the terms of these contractual settlements, we will pay our Chairman and Chief Executive Officer $50.2 million and we will pay our President and Chief Operating Officer $25.1 million, both subject to applicable withholding taxes. These payments will be made at the end of 2007, although we have agreed to fund the payment obligations, net of applicable withholding taxes, in trusts for the Executives in June 2007. Under the terms of the contractual settlements, the Executives are not entitled to accrue any further compensation, incentive compensation or other payments after June 29, 2007 other than payment of amounts accrued and vested in the Deferred Compensation Trusts, which become payable to the Executives on or about June 29, 2007. In addition, we have entered into a two-year transition services agreement commencing June 30, 2007 under which we will pay to the Management Company $3.0 million per quarter for the first year and $1.75 million per quarter for the second year. We have also agreed to maintain the Equities Account until at least December 31, 2010 and, beginning in 2008, pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments. We also expect to sublease certain office facilities and sell certain assets located in New York to the Management Company. We will incur additional restructuring charges at our existing New York headquarters, the amount of which is still being determined. Although the amount of additional severance and retention payments to senior officers and others is still being determined, we currently estimate the amount to be approximately $15.0 million, which would be paid in the remainder of 2007 or in 2008.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions are required to be taken by Adams Packing. Adams Packing sought clarification from the Florida DEP in order to attempt to resolve this matter. On May 1, 2007, the Florida DEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter. In addition, the Florida DEP offered Adams Packing the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report. We, our consultants and our outside counsel are presently reviewing these new options and no decision has been made on a course of action based on the Florida DEP's offer. Nonetheless, based on provisions made prior to 2006 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

     In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.0 million as of April 1, 2007. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter. Further, while our asset management business is not directly affected by seasonality, our asset management revenues are higher in our fourth quarter as discussed above under "Cash Flows from Continuing Operating Activities." However, our asset management and related fees will cease upon completion of the Pending Deerfield Sale as discussed above under "Corporate Restructuring."

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," which we refer to as SFAS 157. SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability. The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption. SFAS 157 is, with some limited exceptions, to be applied prospectively and is effective commencing with our first fiscal quarter of 2008, although earlier application in our first fiscal quarter of 2007, which we did not elect, was permitted. We do not believe that the adoption of SFAS 157 will result in any change in the methods we use to measure the fair value of those financial assets and liabilities we currently hold that require measurement at fair value. We will, however be required to present the expanded fair value disclosures upon adoption of SFAS 157.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which we refer to as SFAS 159. SFAS 159 does not mandate but permits the measurement of many financial instruments and certain other items at fair value providing reporting entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will require the reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will also require expanded disclosures related to its application. SFAS 159 is effective commencing with our first fiscal quarter of 2008 although earlier application in our first fiscal quarter of 2007, which we did not elect, was permitted. SFAS 159 was only recently issued and we have not yet evaluated whether we will elect the fair value option for financial instruments and certain other items, nor have we evaluated the effect any such election may have on our consolidated financial position and results of operations.





Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     This "Quantitative and Qualitative Disclosures about Market Risk" has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission and should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk and our foreign currency risk.

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during three months ended April 1, 2007.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of April 1, 2007 our notes payable and long-term debt, including current portion, aggregated $726.8 million and consisted of $564.7 million of variable-rate debt, $155.2 million of capitalized lease and sale-leaseback obligations, $3.6 million of variable-rate notes payable and $3.3 million of fixed-rate debt. We continue to have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the $558.1 million outstanding principal amount of our variable-rate senior secured term loan borrowings until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying condensed consolidated balance sheet to the extent of the effectiveness of these hedges. There was no ineffectiveness from these hedges through April 1, 2007. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations. In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $4.6 million principal amount was outstanding as of April 1, 2007, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. The fair value of our fixed-rate debt will increase if interest rates decrease. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase. See below for a discussion of how we manage this risk.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by our Chairman and Chief Executive Officer, our President and Chief Operating Officer and our Vice Chairman. The Equities Account was invested principally in the equity securities, directly or through derivative instruments, of a limited number of publicly-traded companies and cash equivalents and had a fair value of $100.5 million as of April 1, 2007. As of April 1, 2007, the derivatives held in our short-term investment portfolios, principally in the Equities Account, consisted of (1) a total return swap on an equity security, (2) put and call combinations on equity securities, (3) market put options and (4) stock options. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment holdings of various issuers, types and maturities. As of April 1, 2007 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...............................$      131,957
      Short-term investments not pledged as collateral.......................................        98,002
      Short-term investments pledged as collateral...........................................         7,443
      Investment settlements receivable......................................................         2,132
      Current and non-current restricted cash equivalents (a)................................        21,217
      Non-current investments................................................................        45,789
                                                                                             --------------
                                                                                             $      306,540
                                                                                             ==============

-------------------
(a) Includes non-current restricted cash equivalents of $2,339,000, included in "Deferred costs and other assets."

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund money market and bank money market accounts and cash in interest-bearing brokerage and bank accounts with a stable value.

     At April 1, 2007 our investments were classified in the following general types or categories (in thousands):

                                                                                            Carrying Value
                                                                         At Fair       ----------------------
                         Type                             At Cost       Value (c)      Amount         Percent
                         ----                             -------       ---------      ------         -------

      Cash equivalents (a)............................$    131,957    $    131,957   $    131,957      43%
      Investment settlements receivable...............       2,132           2,132          2,132       1%
      Restricted cash equivalents.....................      21,217          21,217         21,217       7%
      Investments accounted for as available-for-sale
        securities (b)................................      53,343          61,021         61,021      20%
      Investments held in deferred compensation
        trusts accounted for at cost..................      16,805          27,227         16,805       5%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....      24,097          39,265         24,097       8%
      Other current and non-current investments
        accounted for at:
           Cost.......................................      14,386          17,880         14,386       5%
           Equity.....................................      20,060          29,275         24,851       8%
           Fair value ................................       4,116          10,074         10,074       3%
                                                      ------------    ------------   ------------    ----
      Total cash equivalents and
        investment positions..........................$    288,113    $    340,048   $    306,540     100%
                                                      ============    ============   ============    ====

-------------------
(a) Includes $9,316,000 of cash equivalents held in deferred compensation trusts.
(b) Fair value and carrying value include $7,443,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $3,567,000.
(c) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss, or included as a component of net income or net loss, respectively. At April 1, 2007, we held no trading securities. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments are similar to trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in two public companies, one of which is a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options of the real estate investment trust that we manage, which we received as share-based compensation, and which we refer to as the Restricted Investments. Other than the vested portion of the restricted stock of the real estate investment trust, which we accounted for in accordance with the equity method of accounting, the Restricted Investments are accounted for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     Our estimate of market risk exposure is presented below for each class of financial instruments held by us at April 1, 2007 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. As of April 1, 2007, we did not hold any market risk sensitive instruments which were entered into for trading purposes, so the table below reflects those entered into for purposes other than trading. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

                                                                 Carrying       Interest        Equity          Foreign
                                                                   Value        Rate Risk     Price Risk    Currency Risk
                                                                   -----        ---------     ----------    -------------
      Cash equivalents........................................$   131,957    $        --     $        --    $        --
      Investment settlements receivable.......................      2,132             --              --             --
      Restricted cash equivalents.............................     21,217             --              --             --
      Available-for-sale equity securities....................     47,050             --          (4,705)            --
      Available-for-sale preferred shares of CDOs.............     13,971         (1,266)             --            (73)
      Investment in Jurlique..................................      8,504             --            (850)          (603)
      Investment derivatives in asset positions...............      8,056             --          (5,224)          (396)
      Other investments.......................................     73,653         (1,676)         (4,776)          (130)
      Interest rate swaps in an asset position................      1,858         (2,776)             --             --
      Foreign currency put and call arrangement in a net
         liability position...................................       (673)            --              --         (1,034)
      Notes payable and long-term debt, excluding
         capitalized lease and sale-leaseback obligations.....   (571,595)       (23,673)             --             --

     The sensitivity analysis of financial instruments held at April 1, 2007 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at April 1, 2007 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                        Range              Weighted Average
                                                                        -----              ----------------
      Restricted cash equivalents.................................     18 days                     18 days
      CDOs underlying preferred shares............................1 1/2 years - 14 3/4 years    4 1/2 years
      Debt securities included in other investments (principally held by investment limited  partnerships and similar
         investment entities).....................................      (a)                       10 years

-------------------
(a) Information is not available for the underlying debt investments of these entities.

     The interest rate risk for each of these investments in debt securities and the preferred shares of CDOs reflects the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents and restricted cash equivalents included $132.0 million and $20.8 million, respectively, as of April 1, 2007 of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value.

     As of April 1, 2007, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $568.3 million of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations. Our variable-rate notes payable and long-term debt outstanding as of April 1, 2007 had a weighted average remaining maturity of approximately five years. However, as discussed above under "Interest Rate Risk," we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We only have $3.3 million of fixed-rate debt as of April 1, 2007, for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

     The foreign currency risk presented for our investment in Jurlique as of April 1, 2007 excludes the portion of risk that is hedged by the foreign currency put and call arrangement. The foreign currency risk presented with respect to the foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of such financial instrument and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments held since December 31, 2006 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

Item 4.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

Change in Internal Control Over Financial Reporting

     We acquired the RTM Restaurant Group ("RTM") in July 2005. Prior to our acquisition, RTM was privately held and had no public reporting obligations with the SEC. As previously reported, there had been certain deficiencies in RTM's systems, procedures and internal control over financial reporting. During the first quarter of 2007, we continued to remediate those deficiencies. In addition, we are continuing the process of converting to new, more robust accounting systems to be used by our restaurant business, which we currently anticipate will be implemented during our fiscal second quarter of 2007.

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company"), and those statements preceded by, followed by, or that include the words "may," "believes," "plans," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Our forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

o competition, including pricing pressures and the potential impact of competitors' new units on sales by Arby's(R) restaurants;

o consumers' perceptions of the relative quality, variety, affordability and value of the food products we offer;

o    success of operating initiatives;

o    development costs, including real estate and construction costs;

o    advertising and promotional efforts by us and our competitors;

o    consumer awareness of the Arby's brand;

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

o changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

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

o    availability   of  qualified   restaurant   personnel  to  us  and  to  our
     franchisees, and our and our franchisees' ability to retain such personnel;

o our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Arby's restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

o    changes  in  commodity   (including  beef  and  chicken),   labor,  supply,
     distribution and other operating costs;

o    availability and cost of insurance;

o    adverse weather conditions;

o significant reductions in our client assets under management (which would reduce our advisory fee revenue), due to such factors as weak performance of our investment products (either on an absolute basis or relative to our competitors or other investment strategies), substantial illiquidity or price volatility in the fixed income instruments that we trade, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products we offer, and loss of investor confidence due to adverse publicity, and non-renewal or early termination of investment management agreements;

o increased competition from other asset managers offering products similar to those we offer;

o pricing pressure on the advisory fees that we can charge for our investment advisory services;

o difficulty in increasing assets under management, or efficiently managing existing assets, due to market-related constraints on trading capacity, inability to hire the necessary additional personnel or lack of potentially profitable trading opportunities;

o our removal as investment manager of the real estate investment trust, one or more of the collateral debt obligation vehicles (CDOs) or other accounts we manage, or the reduction in our CDO management fees because of payment defaults by issuers of the underlying collateral or the triggering of certain structural protections built into CDOs;

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

o other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see especially "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings

     As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K"), in 2001, a vacant property owned by Adams Packing Association, Inc. (Adams Packing), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and the work under that plan has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events, which occurred in January and June 2005, and the results were submitted to the Florida DEP for its review. In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property. The letter did not specify whether any further actions were required to be taken by Adams Packing. Adams Packing sought clarification from the Florida DEP in order to attempt to resolve the matter. On May 1, 2007, the Florida DEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter. In addition, the Florida DEP offered Adams Packing the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report. Management, its consultants and outside counsel are presently reviewing these new options and no decision has been made on a course of action based on the Florida DEP's offer. Nonetheless, based on provisions made prior to 2005 of approximately $1.7 million for costs associated with this matter, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter. Accordingly, this matter is not expected to have a material adverse effect on our consolidated financial position or results of operations.


Item 1A.  Risk Factors.

     In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as described in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

     The following risk factor has been updated since we filed our Form 10-K:

     Our success depends substantially upon the continued retention of certain key personnel.

     We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our and our subsidiaries' senior management teams. Following the completion of the sale of Deerfield, our sole operating business would be our restaurant business. We expect to close our New York headquarters in 2007 and consolidate our corporate operations with our Arby's operations, in Atlanta, GA, to focus on the restaurant business. To facilitate this transition, in June 2007, we expect to transfer substantially all of our senior executive responsibilities to the Arby's Restaurant Group ("ARG") executive team in Atlanta led by Roland Smith, Chief Executive Officer of ARG, and other senior members of the ARG management team. Accordingly, we have entered into contractual settlements with our Chairman and Chief Executive Officer, Nelson Peltz, and our President and Chief Operating Officer, Peter W. May, evidencing the termination of their employment agreements as of June 29, 2007, and their resignation from their positions as executive officers of Triarc as of such date (however, they will remain significant stockholders and will continue to serve on our Board). The employment agreements would otherwise have terminated on April 30, 2012. In addition to Messrs. Peltz and May no longer serving as senior officers of Triarc, it is expected that on or about June 29, 2007, nearly all of the other senior members of our current New York-based management team as well as additional staff personnel will also be leaving Triarc, with substantially all of the remaining employees expected to leave Triarc by the end of fiscal 2007.

     Although Messrs. Peltz and May will continue to be significant stockholders and directors of the Company, and notwithstanding the transition services that we will receive following June 29, 2007 pursuant to a transition services agreement that we have entered into with Trian Fund Management, L.P., an investment management firm that was founded in November 2005 by Messrs. Peltz, May and Edward P. Garden, our Vice Chairman, the success of the Arby's business, and if the sale of Deerfield & Co. LLC does not close, our asset management business will depend to a significant extent upon the efforts and abilities of ARG's senior management team. In addition, if the sale of our asset management business, Deerfield & Company LLC, does not close, our success will be dependent to a significant extent upon the efforts and abilities of the management teams of both Deerfield and ARG. The failure by us to retain members of the ARG senior management team, or the Deerfield senior management team if the Deerfield sale is not completed, could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first fiscal quarter of 2007:

                     Issuer Repurchases of Equity Securities

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                              Total Number of       Average Price Paid Per     Publicly Announced Plan     May Yet Be Purchased
         Period              Shares Purchased               Share                        (1)                Under the Plan (1)
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
     January 1, 2007         3,126 Class A(2)          $21.85 (Class A)                  ---                   $50,000,000
         through            116,873 Class B(2)         $20.39 (Class B)
    January 28, 2007
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
    January 29, 2007         69,280 Class B(2)              $19.24                       ---
         through                                                                                               $50,000,000
    February 25, 2007
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
    February 26, 2007
         through            116,297 Class B(2)             $17.29                        ---                   $50,000,000
      April 1, 2007
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
          Total              3,126 Class A(2)          $21.85 (Class A)                  ---
                            302,450 Class B(2)         $18.93 (Class B)                                        $50,000,000

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------

(1) On May 11, 2006, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2007 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock, Series 1. During the third fiscal quarter of 2005, we repurchased one share of Class A Common Stock and two shares of Class B Common Stock, Series 1. No transactions were effected under our stock repurchase program during the first fiscal quarter of 2007.
(2) Reflects shares of Class A Common Stock or Class B Common Stock, Series 1, tendered as payment of the exercise price of stock options or related statutory minimum withholding taxes under the Company's Amended and Restated Equity Participation Plans. The shares were valued at the closing prices of the Class A Common Stock or Class B Common Stock, Series 1, on the respective dates of exercise of the stock options.


Item 5.  Other Information.

Sale of Deerfield & Company LLC

     In connection with our corporate restructuring, on April 19, 2007 a definitive agreement was entered into pursuant to which Deerfield Triarc Capital Corp. ("DFR"), a diversified financial company that is externally managed by a subsidiary of Deerfield & Company LLC ("Deerfield"), will acquire Deerfield, a Chicago-based fixed income asset manager in which we own a controlling interest.

     The total consideration to be received by us and other members of Deerfield is approximately $300 million, consisting of $145 million in cash, approximately
9.6 million shares of DFR common stock (having a value as of April 19, 2007 of approximately $145 million, based on the average of the closing prices of DFR common stock over the 10 trading days prior to April 19, 2007), the distribution of approximately 309,000 shares of DFR common stock currently owned by Deerfield (having a value as of April 19, 2007 of approximately $4.6 million), and cash distributions from Deerfield to the selling members of Deerfield. The consideration to be received by us and the other members of Deerfield is subject to adjustment under certain circumstances, including a deduction for any amount outstanding under revolving note of Deerfield, the principal amount of which was $2.0 million as of April 1, 2007. Of the 9.6 million shares of DFR common stock, approximately 2.5 million shares will be deposited into an escrow account and will be available to satisfy the post-closing indemnification and other payment obligations of us and the other members of Deerfield.

     Accordingly, we expect to receive a minimum of approximately $170 million, before expenses and including any amounts held in escrow, in consideration for our capital interest of approximately 64% and our profits interest of at least 52% in Deerfield. As a result of the transaction and assuming that we receive the minimum consideration of approximately $170,000,000, including all shares held in escrow, we expect to own approximately 12% of DFR's common stock.

     The transaction, which is expected to close during the 2007 third quarter, is subject to customary closing conditions, including, without limitation, the receipt by DFR of financing for the cash portion of the purchase price and related transaction costs, receipt of certain third party consents, a registration statement for the DFR shares to be received being declared effective by the Securities and Exchange Commission and other conditions set forth in the definitive agreement, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Deerfield has the right to terminate the definitive agreement if DFR does not deliver by May 19, 2007 financing commitments for the transaction in form and substance reasonably satisfactory to Deerfield. In
addition,   the   transaction  is  subject  to  approval  by  DFR   stockholders
representing (1) a majority of the votes cast at a meeting to approve the transaction and (2) a majority of the votes cast by stockholders not affiliated with Deerfield. A stockholders' vote on the proposed transaction is expected to be held during the 2007 third quarter. When the transaction closes, DFR will discontinue the use of "Triarc" in its name.

     Following completion of the sale of Deerfield, our sole operating business would be our restaurant business. We expect to change our name to reflect our new identity as a publicly traded restaurant company. We are also considering financing opportunities to further our goal of significantly increasing value through the acquisition of other restaurant companies. Arby's is the franchisor of the Arby's restaurant system and the owner and operator of over 1,000 Arby's restaurants. There are approximately 3,600 Arby's restaurants worldwide.

Corporate Restructuring

     As noted above, following the completion of the sale of Deerfield, our sole operating business would be our restaurant business. We expect to close our New York headquarters in 2007, and combine our corporate operations with our restaurant business in Atlanta, GA, to focus on our restaurant business. To facilitate this transition, in June 2007, we expect to transfer substantially all of our senior executive responsibilities to the Arby's Restaurant Group ("ARG") executive team in Atlanta.

     Accordingly, we have entered into contractual settlements with our Chairman and Chief Executive Officer, Nelson Peltz, and our President and Chief Operating Officer, Peter W. May, evidencing the termination of their employment agreements as of June 29, 2007, and their resignation from their positions as executive officers of Triarc as of such date (however, they will remain large shareholders and will continue to serve on our Board). The employment agreements would otherwise have terminated on April 30, 2012. Under the terms of these contractual settlements, we will pay Mr. Peltz approximately $50.2 million and Mr. May approximately $25.1 million, subject to applicable taxes and withholding.

     As part of the agreement with Messrs. Peltz and May in connection with the corporate restructuring, and in light of the departure of nearly all of the senior members of our management team, we have entered into a transition services agreement, commencing June 30, 2007, with Trian Fund Management, L.P. ("Trian Mgmt."), an investment management firm that was founded in November 2005 by Messrs. Peltz, May and Garden, pursuant to which Trian Mgmt. will provide us with a range of professional and strategic services. Under the terms of this agreement, we will pay Trian $3.0 million per quarter for the first year, and $1.75 million for the second year. At the end of the second year, a review will be conducted to determine whether any further services are required.

     The contractual settlements and other related agreements with Peltz and May were negotiated and approved by a Special Committee of independent members of our Board of Directors consisting of the following directors: David E. Schwab II (Chair), Joseph A. Levato (Vice Chair), Clive Chajet and Raymond S. Troubh (and, as applicable, recommended by the Compensation Committee and Performance
Compensation Subcommittee). The Special Committee was advised by independent outside counsel and worked with the Board's Compensation Committee and Performance Compensation Subcommittee and its independent outside counsel and independent compensation consultant.

     Messrs. Peltz and May, who together beneficially own approximately 10.7 million shares of Class A Common Stock and 14.0 million shares of Class B Common Stock, Series 1, constituting approximately 34.4% of Triarc's voting power, are expected to continue to be large shareholders of Triarc. It is also anticipated that Mr. Peltz will continue as non-executive Chairman of Triarc and Mr. May will be non-executive Vice Chairman of Triarc.


Item 6.  Exhibits.

2.1 Agreement and Plan of Merger, dated as of April 19, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc
       Companies, Inc. (in such capacity, the Sellers' Representative), incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated April 24, 2007 (SEC file no. 1-2207).

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

10.1 Letter Agreement dated January 18, 2007 between Arby's Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit
       10.2 to Triarc's Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).

10.2 Letter Agreement dated as of March 23, 2007 between Roland C. Smith and Arby's Restaurant Group, Inc. *

10.3 Amendment No. 1 to Employment Agreement dated as of December 18, 2006 between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).

10.4 Amendment No. 1 to Letter Agreement dated as of January 29, 2007 between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).

10.5 Registration Rights Agreement, dated as of April 19, 2007, among Deerfield Triarc Capital Corp., the parties identified as Stockholders on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith and Triarc Companies, Inc., as the Sellers' Representative, incorporated herein by reference to
       Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 24, 2007 (SEC file no. 1-2207).

10.6 Amended and Restated Amendment No. 1 to Employment Agreement between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10. 5 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.7 Services Agreement, dated as of April 30, 2007, by and among Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.8 Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.9   Separation  Agreement,  dated  as  of  April  30,  2007,  between  Triarc
       Companies,  Inc. and Nelson  Peltz,  incorporated  herein by reference to
       Exhibit 10.3 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.10  Separation  Agreement,  dated  as  of  April  30,  2007,  between  Triarc
       Companies,  Inc.  and Peter W. May,  incorporated  herein by reference to
       Exhibit 10.4 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

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

                                  TRIARC COMPANIES, INC.
                                      (Registrant)


Date:  May 11, 2007               By: /s/FRANCIS T. MCCARRON
                                      --------------------------------------
                                      Francis T. McCarron
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of the Company)


Date:  May 11, 2007               By: /s/FRED H. SCHAEFER
                                      -------------------------------------
                                      Fred H. Schaefer
                                      Senior Vice President and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------
Exhibit
  No.                  Description
--------               -----------

2.1 Agreement and Plan of Merger, dated as of April 19, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc
       Companies, Inc. (in such capacity, the Sellers' Representative), incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated April 24, 2007 (SEC file no. 1-2207).

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

10.1 Letter Agreement dated January 18, 2007 between Arby's Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit
       10.2 to Triarc's Current Report on Form 8-k dated February 1, 2007 (SEC file no. 1-2207).

10.2 Letter Agreement dated as of March 23, 2007 between Roland C. Smith and Arby's Restaurant Group, Inc.*

10.3 Amendment No. 1 to Employment Agreement dated as of December 18, 2006 between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).

10.4 Amendment No. 1 to Letter Agreement dated as of January 29, 2007 between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).

10.5 Registration Rights Agreement, dated as of April 19, 2007, among Deerfield Triarc Capital Corp., the parties identified as Stockholders on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith and Triarc Companies, Inc., as the Sellers' Representative, incorporated herein by reference to
       Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 24, 2007 (SEC file no. 1-2207).

10.6 Amended and Restated Amendment No. 1 to Employment Agreement between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10. 5 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.7 Services Agreement, dated as of April 30, 2007, by and among Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.8 Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.9   Separation  Agreement,  dated  as  of  April  30,  2007,  between  Triarc
       Companies,  Inc. and Nelson  Peltz,  incorporated  herein by reference to
       Exhibit 10.3 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.10  Separation  Agreement,  dated  as  of  April  30,  2007,  between  Triarc
       Companies,  Inc.  and Peter W. May,  incorporated  herein by reference to
       Exhibit 10.4 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

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


                                                                   Exhibit 10.2

                          ARBY'S RESTAURANT GROUP, INC.


                                                           As of March 23, 2007


Mr. Roland C. Smith
580 Old Cobblestone Drive
Dunwoody, GA 30350

Dear Roland:

     Reference is made to the Employment Agreement dated April 13, 2006, as amended (the "Employment Agreement"), between you and Arby's Restaurant Group, Inc. ("Arby's"). Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Employment Agreement.

     Exhibit A to the Employment Agreement ("Exhibit A") provides for a grant of 100,000 restricted shares (the "Restricted Shares") of Triarc Companies, Inc. Class B Common Stock, Series 1 ("Class B Common Stock"), 50% of which are to have performance vesting targets and 50% of which are to have time vesting targets. Pursuant to the Employment Agreement, such vesting targets were to be agreed upon by the Arby's Board and you by March 25, 2007. If such vesting targets were not set by such date, you would instead be entitled to receive options to acquire shares of Class B Common Stock as provided in the Employment Agreement.

     This letter will confirm our agreement that the section in Exhibit A entitled "Triarc Stock Options/Restricted Shares" is hereby amended and restated in its entirety to read as follows:

     "Initial grant of options for 220,000 shares of Triarc Class B Common Stock, Series 1, and 100,000 restricted shares of Triarc Class B Common Stock, Series 1, in connection with the commencement of employment, subject to Triarc Performance Compensation Subcommittee approval and, in the case of the grant of 33,333 restricted shares, approval by the stockholders of Triarc of an amendment to Triarc's 2002 Equity Participation Plan (the "2002 Plan") to add an agreed upon criterion to the 2002 Plan that may be used in order for an award under the 2002 Plan to qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended. Options will have a ten year term and will vest 1/3 per year on the day before each of the three consecutive anniversary dates from date of employment. 33.3% of the restricted shares (33,333 shares) will have performance vesting targets and 66.7% of the restricted shares (66,667 shares) will have time vesting targets, all to be agreed upon by the Arby's Board (or a committee thereof) and Executive, subject, if required, to approval thereof by Triarc's Performance Compensation Subcommittee. Subsequent grants consistent with executive compensation policies of Arby's."

     Except as set forth above, the terms and provisions of the Employment Agreement shall remain in full force and effect.

     This amendment to the Employment Agreement shall be governed by the laws of the State of Delaware, without regard to principles of conflicts of laws thereof that would call for the application of substantive law of any jurisdiction other than the State of Delaware. This amendment to the Employment Agreement may be executed in counterparts, each of which shall be deemed to be an original and all of which, taken together, shall constitute one and the same instrument.



                                    ARBY'S RESTAURANT GROUP, INC.



                                    By: /s/FRANCIS T. MCCARRON
                                       ----------------------------------------
                                       Name:  Francis T. McCarron
                                       Title: Executive Vice President


Agreed and Accepted:

/s/ROLAND SMITH
---------------------------------
Roland Smith

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


Date:  May 11, 2007

                                    /s/NELSON PELTZ
                                    ----------------------------------
                                    Nelson Peltz
                                    Chairman and Chief Executive Officer

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


Date:  May 11, 2007
                           /s/FRANCIS T. MCCARRON
                           ---------------------------------------
                           Francis T. McCarron
                           Executive Vice President and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 11, 2007              /s/NELSON PELTZ
                                   ----------------------------------
                                   Nelson Peltz
                                   Chairman and Chief Executive Officer



Dated:   May 11, 2007              /s/FRANCIS T. MCCARRON
                                   ------------------------------------
                                   Francis T. McCarron
                                   Executive Vice President and Chief
                                      Financial Officer




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