Form 10-Q
period 2007-07-01
TRIARC COMPANIES INC
filed 2007-08-10
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

                                   Yes  [  ]         No   [X]

     There were 28,882,238 shares of the registrant's Class A Common Stock and 63,879,317 shares of the registrant's Class B Common Stock outstanding as of July 31, 2007.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,           July 1,
                                                                                           2006 (A)              2007
                                                                                           --------              ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   148,152          $   134,543
     Restricted cash equivalents.......................................................      9,059                   --
     Short-term investments not pledged as collateral..................................    113,950               35,424
     Short-term investments pledged as collateral......................................      8,168                7,531
     Investment settlements receivable.................................................     16,599               13,047
     Accounts and notes receivable.....................................................     43,422               27,190
     Inventories.......................................................................     10,019                9,581
     Deferred income tax benefit.......................................................     18,414               26,494
     Prepaid expenses and other current assets.........................................     23,987               24,143
                                                                                       -----------          -----------
         Total current assets..........................................................    391,770              277,953
Restricted cash equivalents............................................................      1,939               41,575
Investments............................................................................     60,197               93,279
Properties.............................................................................    488,484              502,408
Goodwill ..............................................................................    521,055              524,044
Other intangible assets................................................................     70,923               68,030
Deferred income tax benefit............................................................         --               12,281
Other deferred costs and other assets..................................................     26,081               28,223
                                                                                       -----------          -----------
                                                                                       $ 1,560,449          $ 1,547,793
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$     4,564          $     4,300
     Current portion of long-term debt.................................................     18,118               17,750
     Accounts payable..................................................................     48,595               50,426
     Accrued expenses and other current liabilities....................................    150,045              162,881
     Current liabilities relating to discontinued operations...........................      9,254                9,286
     Deferred compensation payable to related parties..................................         --               41,439
                                                                                       -----------          -----------
        Total current liabilities......................................................    230,576              286,082
Long-term debt.........................................................................    701,916              713,317
Deferred income........................................................................     11,563               17,861
Deferred compensation payable to related parties.......................................     35,679                   --
Deferred income taxes..................................................................     15,532                   --
Minority interests in consolidated subsidiaries........................................     14,225               11,083
Other liabilities......................................................................     73,145               84,249
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      6,366                6,402
     Additional paid-in capital........................................................    311,609              288,159
     Retained earnings.................................................................    185,726              146,353
     Common stock held in treasury.....................................................    (43,695)             (16,857)
     Accumulated other comprehensive income............................................     14,852                8,189
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    477,813              435,201
                                                                                       -----------          -----------
                                                                                       $ 1,560,449          $ 1,547,793
                                                                                       ===========          ===========

(A) Derived, reclassified and restated from the audited consolidated financial statements as of December 31, 2006.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended          Six Months Ended
                                                                       ---------------------        --------------------
                                                                       July 2,       July 1,        July 2,      July 1,
                                                                        2006          2007           2006         2007
                                                                        ----          ----           ----         ----
                                                                            (In Thousands Except Per Share Amounts)
                                                                                          (Unaudited)
Revenues:
     Net sales.......................................................$ 270,555       $ 278,572    $ 529,397    $ 545,070
     Royalties and franchise and related fees .......................   21,234          21,408       39,622       41,078
     Asset management and related fees ..............................   15,828          16,841       30,624       32,719
                                                                     ---------       ---------    ---------    ---------
                                                                       307,617         316,821      599,643      618,867
                                                                     ---------       ---------    ---------    ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization..........  194,017         204,887      386,401      399,859
     Cost of services, excluding depreciation and amortization.......    5,910           6,308       11,430       13,198
     Advertising and promotions......................................   19,842          20,658       39,910       38,387
     General and administrative, excluding depreciation and
       amortization..................................................   58,345          55,975      118,495      113,558
     Depreciation and amortization, excluding amortization of
       deferred financing costs......................................   14,703          18,404       28,064       34,389
     Facilities relocation and corporate restructuring...............      775          79,044        1,578       79,447
     Loss on settlement of unfavorable franchise rights..............      658              --          658           --
                                                                     ---------       ---------    ---------    ---------
                                                                       294,250         385,276      586,536      678,838
                                                                     ---------       ---------    ---------    ---------
           Operating profit (loss)...................................   13,367         (68,455)      13,107      (59,971)
Interest expense.....................................................  (38,246)        (15,286)     (65,622)     (30,675)
Loss on early extinguishments of debt................................     (933)             --      (13,477)          --
Investment income, net...............................................   30,796          17,625       51,746       40,773
Gain on sale of unconsolidated business..............................       --           2,561        2,256        2,558
Other income, net....................................................    3,699             597        5,436        2,207
                                                                     ---------       ---------    ---------    ---------
           Income (loss) from continuing operations before income
              taxes and minority interests...........................    8,683         (62,958)      (6,554)     (45,108)
(Provision for) benefit from income taxes............................   (2,705)         36,002        2,932       28,559
Minority interests in income of consolidated subsidiaries............   (2,608)         (1,067)      (5,698)      (4,264)
                                                                     ---------       ---------    ---------    ---------
           Income (loss) from continuing operations..................    3,370         (28,023)      (9,320)     (20,813)
                                                                     ---------       ---------    ---------    ---------
Loss from discontinued operations, net of income taxes:
     Loss from operations............................................     (139)             --         (215)          --
     Loss on disposal................................................       --              --           --         (149)
                                                                     ---------       ---------    ---------    ---------
           Loss from discontinued operations.........................     (139)             --         (215)        (149)
                                                                     ---------       ---------    ---------    ---------
             Net income (loss).......................................$   3,231       $ (28,023)   $  (9,535)   $ (20,962)
                                                                     =========       =========    =========    =========

Basic and diluted income (loss) from continuing operations and net income (loss) per share of Class A common stock and Class B
     common stock....................................................$     .04       $   (.30)    $    (.11)   $    (.23)
                                                                     =========       =========    =========    =========







     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended
                                                                                              --------------------------
                                                                                              July 2,            July 1,
                                                                                               2006               2007
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
  Net loss..............................................................................$     (9,535)        $  (20,962)
  Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
       Facilities relocation and corporate restructuring, net provision (payments) .....      (3,032)            78,914
       Depreciation and amortization of properties......................................      23,313             27,997
       Amortization of other intangible assets and certain other items..................       4,751              6,392
       Amortization of deferred financing costs and original issue discount.............       1,125                977
       Write-off of previously unamortized deferred financing costs on early
         extinguishments of debt........................................................       4,783                 --
       Share-based compensation provision...............................................       7,508              6,869
       Receipt of deferred vendor incentive, net of amount recognized...................      11,978              5,886
       Minority interests in income of consolidated subsidiaries........................       5,698              4,264
       Straight-line rent accrual.......................................................       3,060              3,388
       Deferred compensation provision..................................................       1,147              2,516
       Loss from discontinued operations................................................         215                149
       Operating investment adjustments, net (see below)................................    (549,135)           (29,112)
       Deferred income tax benefit......................................................      (4,740)           (28,759)
       Payment of withholding taxes related to share-based compensation.................      (1,761)            (4,752)
       Gain on sale of unconsolidated business..........................................      (2,256)            (2,558)
       Unfavorable lease liability recognized...........................................      (2,682)            (2,241)
       Equity in undistributed earnings of investees....................................      (1,407)            (1,159)
       Charge for common stock issued to induce effective conversions of convertible
         notes..........................................................................       3,719                 --
       Other, net.......................................................................      (1,220)             1,716
       Changes in operating assets and liabilities:
           Decrease in accounts and notes receivables...................................      10,539             16,514
           Decrease in inventories......................................................       2,442                476
           Decrease in prepaid expenses and other current assets........................         132                410
           Decrease in accounts payable and accrued expenses and other current
             liabilities................................................................     (24,634)           (39,375)
                                                                                        ------------        -----------
              Net cash provided by (used in) continuing operating activities (A)........    (519,992)            27,550
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
  Capital expenditures..................................................................     (33,057)           (34,154)
  Cost of business acquisitions, less cash acquired.....................................      (1,824)            (1,254)
  Investment activities, net (see below)................................................     603,990             18,849
  Proceeds from dispositions of assets..................................................       4,518                405
  Other, net............................................................................        (602)              (498)
                                                                                        ------------        -----------
              Net cash provided by (used in) continuing investing activities............     573,025            (16,652)
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
  Dividends paid  ......................................................................     (28,277)           (16,119)
  Repayments of long-term debt and notes payable........................................     (55,715)           (11,145)
  Net contributions from (distributions to) minority interests in consolidated
    subsidiaries........................................................................       3,305             (7,378)
  Deferred financing costs..............................................................          --             (1,164)
  Proceeds from issuance of long-term debt and a note payable...........................      10,388             10,047
  Proceeds from exercises of stock options..............................................       5,841              1,371
                                                                                        ------------        -----------
              Net cash used in continuing financing activities..........................     (64,458)           (24,388)
                                                                                        ------------        -----------
Net cash used in continuing operations..................................................     (11,425)           (13,490)
                                                                                        ------------        -----------
Net cash used in discontinued operations:
  Operating activities..................................................................        (302)              (119)
  Investing activities..................................................................        (680)                --
                                                                                        ------------        -----------
                                                                                                (982)              (119)
                                                                                        ------------        -----------
Net decrease in cash and cash equivalents...............................................     (12,407)           (13,609)
Cash and cash equivalents at beginning of period........................................     202,840            148,152
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    190,433        $   134,543
                                                                                        ============        ===========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  Six Months Ended
                                                                                            ----------------------------
                                                                                            July 2,              July 1,
                                                                                             2006                 2007
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)

Detail of cash flows related to investments:
  Operating investment adjustments, net:
    Proceeds from sales of trading securities and net settlements of trading
      derivatives.......................................................................$  4,079,231        $     6,019
    Cost of trading securities purchased................................................  (4,623,338)              (230)
    Net recognized (gains) losses from trading securities, derivatives and short
      positions in securities...........................................................       3,189             (9,292)
    Other net recognized gains, net of other than temporary losses......................      (7,477)           (26,058)
    Other...............................................................................        (740)               449
                                                                                        ------------        -----------
                                                                                        $   (549,135)       $   (29,112)
                                                                                        ============        ===========
  Investing investment activities, net:
    Proceeds from sales and maturities of available-for-sale securities and other
      investments.......................................................................$    137,277        $   113,897
    Cost of available-for-sale securities and other investments purchased...............     (68,049)           (64,471)
    Proceeds from securities sold short.................................................   6,968,981                 --
    Payments to cover short positions in securities.....................................  (6,219,536)                --
    Proceeds from sales of repurchase agreements, net...................................     523,047                 --
    Increase in restricted cash collateralizing securities obligations or held for
      investment........................................................................    (737,730)           (30,577)
                                                                                        ------------        -----------
                                                                                        $    603,990        $    18,849
                                                                                        ============        ===========

------------------
(A) Net cash used in continuing operating activities and continuing investing activities for the six months ended July 2, 2006 reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net proceeds from sales of repurchase agreements. Of these activities, $544,542,000 of the net purchases of trading securities and net settlements of trading derivatives and $753,753,000 of the net proceeds from securities sold short and sales of repurchase agreements were transacted through an investment fund, Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these condensed consolidated financial statements. As of September 29, 2006, Triarc Companies, Inc. (collectively with its subsidiaries, the "Company") effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions subsequent to July 2, 2006. Accordingly, the Company does not have any cash flows associated with the Opportunities Fund for the six months ended July 1, 2007. Under accounting principles generally accepted in the United
     States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from securities sold short and the net sales of repurchase agreements are reported in continuing investing activities.





















     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2007
                                  (Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the three-month and six-month periods and its cash flows for the six-month periods, set forth in the following paragraph. The results of operations for the three-month and six-month periods ended July 1, 2007 are not necessarily indicative of the results to be expected for the full 2007 fiscal year. In that regard, the pending sale of a significant subsidiary described in Note 3, among other matters, would impact the results for the second half of the 2007 fiscal year whereas significant corporate restructuring charges described in Note 6 affected the 2007 first half and, to a lesser extent, are expected to affect the 2007 second half. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company owns a 63.6% capital interest (see Note 3), Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), in which the Company owned a 73.7% capital interest prior to the effective redemption of its investment on September 29, 2006, and DM Fund, LLC (the "DM Fund"), in which the Company owned a 67% capital interest prior to the redemption of its investment on December 31, 2006, report or reported on a calendar year basis ending on December 31. The Company's first half of fiscal 2006 commenced on January 2, 2006 and ended on July 2, 2006, with its second quarter commencing on April 3, 2006, except that Deerfield, the Opportunities Fund and DM Fund are included on a calendar-period basis. The Company's first half of fiscal 2007 commenced on January 1, 2007 and ended on July 1, 2007, with its second quarter commencing on April 2, 2007, except that Deerfield is included on a calendar-period basis. The periods from April 3, 2006 to July 2, 2006 and January 2, 2006 to July 2, 2006 are referred to herein as the three-month and six-month periods ended July 2, 2006, respectively. The periods from April 2, 2007 to July 1, 2007 and January 1, 2007 to July 1, 2007 are referred to herein as the three-month and six-month periods ended July 1, 2007, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. The effect of including Deerfield, the Opportunities Fund and the DM Fund, as applicable, in the Financial Statements on a calendar-period basis, instead of the Company's fiscal-period basis, was not material to the Company's condensed consolidated financial position or results of operations. All references to quarters, six-month periods, halves, quarter-end(s) and six-month period end(s) herein relate to fiscal periods rather than calendar periods, except with respect to Deerfield, the Opportunities Fund and the DM Fund as disclosed above.

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

     Certain amounts included in the accompanying prior periods' condensed consolidated financial statements have been reclassified either to report the results of operations and cash flows of two restaurants closed during the fourth quarter of 2006 as discontinued operations (see Note 8) or to conform with the current periods' presentation. In addition, the Financial Statements have been restated, as applicable, for the adoption of FASB Staff Position No. AUG-AIR-1, "Accounting for Planned Major Maintenance Activities" (see Note 2).

     The effect of this restatement, as well as the adjustment to the beginning balance of retained earnings upon the adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" effective January 1, 2007 (see Note 2), is reflected in the following summary of the changes in retained earnings from December 31, 2006 through July 1, 2007 (in thousands):

     Balance as reported at December 31, 2006...........................................................$  182,555
           Cumulative effect of change in accounting for planned major aircraft maintenance activities..     3,171
                                                                                                        ----------
     Balance as adjusted at December 31, 2006...........................................................   185,726
           Cumulative effect of change in accounting for uncertainty in income taxes....................    (2,275)
                                                                                                        ----------
     Balance as adjusted at January 1, 2007.............................................................   183,451
           Net loss.....................................................................................   (20,962)
           Cash dividends...............................................................................   (16,119)
           Accrued dividends on nonvested restricted stock..............................................       (17)
                                                                                                        ----------
     Balance at July 1, 2007............................................................................$  146,353
                                                                                                        ==========


(2)  Changes in Accounting Principles

     Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP AIR-1"). As a result, the Company now accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred. Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul. In accordance with FSP AIR-1, the Company accounted for the adoption of the direct expensing method retroactively with the cumulative effect of the change in accounting method as of January 2, 2006 of $2,774,000 increasing retained earnings as of that date, which is the beginning of the earliest period presented. The effect of this adoption on the Company's accompanying condensed consolidated balance sheet as of December 31, 2006 is to reverse accruals for aircraft overhaul maintenance aggregating $4,955,000 and related income tax benefits of $1,784,000, with the net effect of $3,171,000 increasing retained earnings as of that date. The Company's consolidated results of operations for the three-month and six-month periods ended July 2, 2006 have been restated. For the three-month period ended July 2, 2006, the restatement resulted in an increase in pretax income of $218,000, or $139,000 net of income taxes, representing an increase in basic income per share of class A common stock and diluted income per share of class A and class B common stock of $.01 and an effect of less than $.01 on basic income per share of class B common stock. For the six-month period ended July 2, 2006, the restatement resulted in a decrease in pretax loss of $435,000, or $278,000 net of income taxes, representing a reduction in basic and diluted loss per share of class A common stock and class B common stock of $.01. The pretax adjustments of $218,000 and $435,000 were reported as reductions of "General and administrative, excluding depreciation and amortization" expense in the accompanying condensed consolidated statements of operations for the three-month and six-month periods ended July 2, 2006, respectively.

     Effective  January 1, 2007,  the  Company  adopted the  provisions  of FASB
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes  - an
interpretation of FASB Statement No. 109" ("FIN 48"). As a result, the Company now measures income tax uncertainties in accordance with a two-step process of evaluating a tax position. The Company first determines if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement. In accordance with this method, as of January 1, 2007 the Company recognized an increase in its reserves for uncertain income tax positions of $4,820,000 and an increase in its liability for interest and penalties related to uncertain income tax positions of $734,000, both partially offset by an increase in its deferred income tax benefit of $3,200,000 and a reduction in the tax related liabilities of discontinued operations of $79,000, with the net effect of $2,275,000 decreasing retained earnings as of that date.

     In conjunction with the adoption of FIN 48, the Company recognized $480,000 and $966,000 of interest related to uncertain income tax positions during the three-month and six-month periods ended July 1, 2007, respectively, included in "Interest expense" in the accompanying condensed consolidated statements of operations. The Company has approximately $1,956,000 and $2,922,000 of accrued interest and penalties at January 1, 2007 and July 1, 2007, respectively, associated with its reserves for uncertain income tax positions. The accrued interest at July 1, 2007 consists of $506,000 included in "Accrued expenses and other current liabilities" and $2,416,000 included in "Other liabilities" in the accompanying condensed consolidated balance sheet.

     The statute of limitations for examination by the Internal Revenue Service (the "IRS") of the Company's Federal income tax return for the year ended December 29, 2002 expired during 2006 and years prior thereto are no longer subject to examination. The Company's Federal income tax returns for years subsequent to December 29, 2002 are not currently under examination by the IRS although some of its state income tax returns are currently under examination. The Company has received notices of proposed tax adjustments aggregating $6,424,000 million in connection with certain of these state income tax returns principally relating to discontinued operations. However, the Company is contesting these proposed adjustments and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

     At January 1, 2007 and July 1, 2007, the Company had $13,157,000 and $13,812,000, respectively, of reserves for uncertain income tax positions related to continuing operations, all of which would affect the Company's effective income tax rate if they are not utilized. The Company does not currently anticipate that total reserves for uncertain income tax positions will significantly change as a result of the settlement of income tax audits and the expiration of statute of limitations for examining the Company's income tax returns prior to July 2, 2008.

(3)  Pending Deerfield Sale

     On April 19, 2007, the Company entered into a definitive agreement whereby Deerfield Triarc Capital Corp. (the "REIT"), a real estate investment trust managed by Deerfield, will acquire Deerfield (the "Pending Deerfield Sale"). Deerfield represents substantially all of the Company's asset management business segment (see Note 12). At July 1, 2007, the Company owned 2.6% of the REIT and accounts for its investment in the REIT in accordance with the equity method. The total consideration to be received by the Company and the other members of Deerfield was valued at approximately $300,000,000 as of April 19, 2007, consisting principally of $145,000,000 in cash, 9,635,000 shares of the REIT, which had a market value of approximately $145,000,000 based upon the average of the closing prices of the REIT common stock for the ten trading days prior to April 19, 2007 (the "REIT Average Stock Price") of $15.05 per share, the distribution of 330,000 shares of the REIT currently owned by Deerfield to the selling members, which had a market value based upon the REIT Average Stock Price of approximately $5,000,000 and cash distributions from Deerfield to the selling members. The consideration to be received by the Company and other members of Deerfield is subject to adjustment under certain circumstances, including a deduction for any amount outstanding under the revolving note of Deerfield, which is $2,000,000 as of July 1, 2007. Based on the REIT Average Stock Price of $15.05, the Company would receive minimum consideration of approximately $170,000,000 before expenses and amounts to be held in escrow for its capital interest of 63.6% and its profits interest of at least 52.3% in Deerfield. However, at July 1, 2007, the market price of the REIT common stock was $14.63 per share and as of July 31, 2007 it had declined to $10.97 per share and has continued to decline subsequent to that date. The total consideration that the Company will receive, including the number of shares it will receive in the REIT, is dependent upon Triarc's profits interest in Deerfield and the actual price of the REIT common stock at the time of closing. A portion of the consideration, in the form of approximately 2,500,000 shares of the REIT issuable in the transaction, will be deposited into an escrow account to be used to satisfy any indemnification claims related to Deerfield and will not be reflected as consideration until released from escrow. The Pending Deerfield Sale is subject to customary closing conditions, including as of July 1, 2007, approval by the REIT stockholders, the finalization of funding under a financing commitment received by the REIT for the cash portion of the sales price and a registration statement covering resale of the REIT shares to be received by the Company being declared effective by the SEC. On August 9, 2007, the REIT stockholders approved the Pending Deerfield Sale. The sale is currently expected to close on August 14, 2007 and the Company currently expects the sale will result in significantly lower proceeds than the approximate $300,000,000 set forth above as a result of the decline in the market price of the REIT common stock previously disclosed.

     Two of Deerfield's executives, one of whom is a former director of the Company, in the aggregate currently hold approximately one-third of the capital interests and profit interests in Deerfield. Those executives have rights (the "Put Rights") under Deerfield's existing operating agreement to require the Company to acquire, for cash, a substantial portion of their interests in Deerfield under certain circumstances. In that regard, the Put Right of one of those executives can be exercised upon the sale of Deerfield and in May 2007 that executive gave notice exercising his right to require the Company to purchase his approximate one-quarter interests in Deerfield concurrent with the closing of the Pending Deerfield Sale (the "Put Exercise"). Since this executive has the right to be paid in cash, the amount to be paid to such executive is not affected by any change in the common stock price of the REIT subsequent to April 19, 2007 and is currently estimated to be between $70,000,000 and $75,000,000. The Company, however, would receive a combination of cash and shares issued by the REIT for such interests upon the sale of Deerfield of which a portion of the shares will be held in escrow. Subsequent to the closing of the Pending Deerfield Sale and assuming the Company receives all of the shares held in escrow for which the Company is entitled, and the additional shares to be received from the sale of the Deerfield interests to be acquired under the Put Exercise, the Company expects that it will own approximately 15% of the REIT, including 1,000,000 shares of the REIT, or approximately 2%, that are currently held in deferred compensation trusts that will be distributed to two former executives of the Company during the second half of 2007 (see Note 10).

     The results of operations of Deerfield have been included in the accompanying condensed consolidated financial statements for the three-month and six-month periods ended July 2, 2006 and July 1, 2007 and will continue to be reported in the Company's results of operations through the date of the Pending Deerfield Sale. The Company does not anticipate that Deerfield will be reported as a discontinued operation since the Company will have significant continuing involvement in the operations of Deerfield after the sale through the significant number of REIT shares that it will own subsequent to the closing of the Pending Deerfield Sale.

     Summary financial data for Deerfield, which, as discussed above, represents substantially all of the Company's asset management business, as of and for the six months ended July 1, 2007 is as follows (in thousands):

              Total assets..............................$     128,508
              Revenues..................................       32,719
              Operating profit..........................        4,001
              Income from continuing operations before
                income taxes and minority interests.....        3,268

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                        Three Months Ended           Six Months Ended
                                                                        -------------------         -------------------
                                                                        July 2,     July 1,         July 2,     July 1,
                                                                         2006         2007           2006        2007
                                                                         ----         ----           ----        ----

      Net income (loss)...............................................$  3,231     $ (28,023)    $  (9,535)   $ (20,962)
      Net unrealized gains (losses), including reclassification
        of prior period unrealized losses (gains), on
        available-for-sale securities (see below).....................     871         1,936         2,781       (7,067)
      Net unrealized gains on cash flow hedges (see below)............   1,149         1,062         2,973          134
      Net change in currency translation adjustment...................     (39)          223            10          270
                                                                      --------     ---------     ---------    ---------
        Comprehensive income (loss)...................................$  5,212     $ (24,802)    $  (3,771)   $ (27,625)
                                                                      ========     =========     =========    =========


     The following is a summary of the components of the net unrealized gains (losses) on available-for-sale securities included in other comprehensive income
(loss) (in thousands):

                                                                        Three Months Ended            Six Months Ended
                                                                        -------------------         -------------------
                                                                        July 2,      July 1,        July 2,     July 1,
                                                                         2006         2007           2006        2007
                                                                         ----         ----           ----        ----

      Unrealized holding gains arising during the period..............$  3,178     $   4,560     $   6,689    $   6,034
      Reclassifications of prior period unrealized holding
        (gains) losses into net income or loss........................    (547)         (690)           67      (16,606)
      Unrealized holding gain arising from the reclassification of an investment previously accounted for under the
        equity method to an available-for-sale investment.............      --           550            --          550
      Equity in change in unrealized holding losses arising
        during the period.............................................  (1,338)       (1,479)       (2,499)      (1,122)
                                                                      --------     ---------     ---------    ---------
                                                                         1,293         2,941         4,257      (11,144)
      Income tax (provision) benefit..................................    (492)       (1,069)       (1,570)       3,999
      Minority interests in change in unrealized holding
        gains and losses of a consolidated subsidiary.................      70            64            94           78
                                                                      --------     ---------     ---------    ---------
                                                                      $    871     $   1,936     $   2,781    $  (7,067)
                                                                      ========     =========     =========    =========

      The following is a summary of the components of the net unrealized gains on cash flow hedges included in other comprehensive income (loss) (in thousands):

                                                                        Three Months Ended            Six Months Ended
                                                                        -------------------         -------------------
                                                                        July 2,      July 1,        July 2,     July 1,
                                                                         2006         2007           2006        2007
                                                                         ----         ----           ----        ----

      Unrealized holding gains arising during the period..............$  1,471     $     981     $   3,495    $     798
      Reclassifications of prior period unrealized holding
        gains into net income or loss.................................    (316)         (512)         (404)      (1,033)
      Equity in change in unrealized holding gains arising
        during the period.............................................     727         1,213         1,695          434
                                                                      --------     ---------     ---------    ---------
                                                                         1,882         1,682         4,786          199
      Income tax provision............................................    (733)         (620)       (1,813)         (65)
                                                                      --------     ---------     ---------    ---------
                                                                      $  1,149     $   1,062     $   2,973    $     134
                                                                      ========     =========     =========    =========


(5)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") and the Company's class B common stock (the "Class B Common Stock" or "Class B Common Shares") by the weighted average number of shares of each class. Both factors are presented in the tables below. Net income for the three-month period ended July 2, 2006 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. Net loss for the six-month period ended July 2, 2006 and the three-month and six-month periods ended July 1, 2007 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class for each of these respective periods.

     Diluted income per share for the three-month period ended July 2, 2006 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options, computed using the treasury stock method, and (2) contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the "Restricted Shares") for which vesting was dependent upon the Company's Class B Common Stock meeting certain market price targets and that would have been issuable based on the market price of the Company's Class B Common Stock as of July 2, 2006, both as presented in the table below. The shares used to calculate diluted income per share for the three-month period ended July 2, 2006 exclude any effect of the Company's 5% convertible notes due 2023 (the "Convertible Notes") which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeded the reported basic income from continuing operations per share. Diluted loss per share for the six-month period ended July 2, 2006 and the three-month and six-month periods ended July 1, 2007 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive. The basic and diluted loss from discontinued operations per share for the three-month and six-month periods ended July 2, 2006 and the six-month period ended July 1, 2007 was less than $.01 and, therefore, such effect is not presented on the condensed consolidated statements of operations. In addition, the reported diluted and basic income per share are the same for each respective class of common stock for the three-month period ended July 2, 2006 since the difference is less than $.01.

     In February 2006, $165,776,000 of the Convertible Notes were effectively converted into 4,144,000 and 8,289,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and, in May and June 2006, an additional $1,604,000 of the Convertible Notes were converted, for which 25,000 and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, were issued as of July 2, 2006 and 15,000 and 30,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, were issued subsequent to July 2, 2006, as disclosed in Note 7. The weighted average effect of these shares is included in the basic and diluted income
(loss) per share calculations from the dates of their issuance.

     The only Company securities as of July 1, 2007 that could dilute basic income per share for periods subsequent to July 1, 2007 are (1) outstanding stock options which can be exercised into 459,000 shares and 4,971,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, (2) 193,000 nonvested restricted Class B Common Shares which were granted in 2007 and vest over three years, (3) 33,000 contingently issuable performance-based restricted shares of the Company's Class B Common Stock which were granted in 2007 and (4) $2,100,000 of remaining Convertible Notes which are convertible into 52,000 shares and 105,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                   July 2,        July 1,      July 2,          July 1,
                                                                    2006           2007         2006             2007
                                                                    ----           ----         ----             ----

      Class A Common Stock:
          Continuing operations.................................$   1,031       $  (8,749)     $  (2,940)     $  (6,500)
          Discontinued operations...............................      (42)             --            (68)           (47)
                                                                ---------       ---------      ---------      ---------
          Net income (loss).....................................$     989       $  (8,749)     $  (3,008)     $  (6,547)
                                                                =========       =========      =========      =========

      Class B Common Stock:
          Continuing operations.................................$   2,339       $ (19,274)     $  (6,380)     $ (14,313)
          Discontinued operations...............................      (97)             --           (147)          (102)
                                                                ---------       ---------      ---------      ---------
          Net income (loss).....................................$   2,242       $ (19,274)     $  (6,527)     $ (14,415)
                                                                =========       =========      =========      =========

     The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                   July 2,        July 1,       July 2,         July 1,
                                                                    2006           2007          2006            2007
                                                                    ----           -----         ----            ----
      Class A Common Stock:
        Basic weighted average shares outstanding...............   27,622          28,821         26,795         28,790
             Dilutive effect of stock options...................      867              --             --             --
             Contingently issuable Restricted Shares............       94              --             --             --
                                                                ---------       ---------      ---------      ---------
        Diluted shares..........................................   28,583          28,821         26,795         28,790
                                                                =========       =========      =========      =========

      Class B Common Stock:
        Basic weighted average shares outstanding...............   59,939          63,490         58,141         63,389
             Dilutive effect of stock options...................    2,418              --             --             --
             Contingently issuable Restricted Shares............      459              --             --             --
                                                                ---------       ---------      ---------      ---------
        Diluted shares..........................................   62,816          63,490         58,141         63,389
                                                                =========       =========      =========      =========

(6)  Facilities Relocation and Corporate Restructuring

     The facilities relocation and corporate restructuring charges for the six-month period ended July 2, 2006 consisted of $578,000 related to the Company's restaurant business segment and $1,000,000 of general corporate charges. The charges for the six-month period ended July 1, 2007 consist of $254,000 related to the Company's restaurant business segment and $79,193,000 of general corporate charges. The charges in the restaurant segment in each period principally related to additional charges associated with the Company combining its existing restaurant operations with those of the RTM Restaurant Group ("RTM") following the acquisition of RTM in July 2005, including relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. The general corporate charge for the six-month period ended July 2, 2006 relates to the Company's decision in December 2005 not to relocate Triarc's corporate offices from New York City to Rye Brook, New York and represents an adjustment to the previously estimated costs resulting from an increase in the estimated marketing time needed to sublease the space. The Company incurred and recognized additional facilities relocation and corporate restructuring charges during the remainder of fiscal 2006 as described in more detail in Note 18 to the consolidated financial statements contained in the Form 10-K.

     The general corporate charge for the six-month period ended July 1, 2007 principally related to the ongoing transfer of substantially all of Triarc's senior executive responsibilities to the Arby's Restaurant Group executive team in Atlanta, Georgia (the "Corporate Restructuring"). In April 2007, the Company announced that in light of the Pending Deerfield Sale, it will be closing its New York headquarters and combining its corporate operations with its restaurant operations in Atlanta, Georgia, which is expected to be completed in early 2008. Accordingly, to facilitate this transition, the Company entered into negotiated contractual settlements (the "Contractual Settlements") with its Chairman, who was also the then Chief Executive Officer, and its Vice Chairman, who was also the then President and Chief Operating Officer, (the "Executives") evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the "Separation Date"). Under the terms of the Contractual Settlements, the Chairman and former Chief Executive Officer is entitled to a payment consisting of cash and investments with a fair value of $50,289,000 as of July 1, 2007 and the Vice Chairman and former President and Chief Operating Officer is entitled to a payment consisting of cash and investments with a fair value of $25,144,000 as of July 1, 2007, both subject to applicable withholding taxes. The Company has funded the payment obligations to the Executives, net of applicable withholding taxes, by the transfer of cash and investments to deferred compensation trusts (the "2007 Trusts") held by the Company (see Note 10 for detailed disclosure of the 2007
Trusts). The general corporate charge of $79,193,000 reflects the payment entitlements under the Contractual Settlements, as well as severance due to another former executive, excluding incentive compensation relating to the six-month period ended July 1, 2007 and including applicable employer payroll taxes. The Company expects to incur additional severance and incentive compensation of approximately $7,500,000 with respect to other New York headquarters' executives and employees during the second half of 2007 and early 2008, as well as an anticipated loss of approximately $850,000 on properties and other assets at its New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold subsequent to July 1, 2007 to an affiliate of the Executives (see Note 10), all as part of the Corporate Restructuring. In addition, the Company expects to incur a $2,000,000 severance charge relating to its asset management business segment with respect to the chief executive officer of Deerfield upon completion of the Pending Deerfield Sale.

     The components of the facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accrual during the six-month periods ended July 2, 2006 and July 1, 2007 are as follows (in thousands):

                                                                     Six Months Ended
                                                                        July 2, 2006
                                                       ---------------------------------------------
                                                         Balance                             Balance
                                                       January 1,  Provisions                July 2,
                                                          2006    (Reductions)  Payments      2006
                                                          ----    ------------  --------      ----
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive compensation...$   3,812  $      730    $ (2,874) $   1,668
      Employee relocation costs........................    1,544        (146)(a)    (610)       788
      Office relocation costs..........................      260         (33)(a)    (114)       113
      Lease termination costs..........................      774          27        (258)       543
                                                       ---------  ----------    --------- ---------
         Total restaurant business segment.............    6,390         578      (3,856)     3,112
General Corporate:
   Cash obligations:
      Lease termination costs..........................    1,535       1,000        (754)     1,781
                                                       ---------  ----------    --------  ---------
                                                       $   7,925  $    1,578    $ (4,610) $   4,893
                                                       =========  ==========    ========  =========


                                                                                  Six Months Ended
                                                                                    July 1, 2007
                                                      --------------------------------------------------------------------
                                                                                                                    Total
                                                         Balance                           Balance      Total     Expected
                                                      December 31,                         July 1,    Incurred      to be
                                                          2006     Provisions   Payments   2007 (b)    to Date    Incurred
                                                          ----     ----------   --------   --------    -------    --------
Restaurant Business Segment:
   Cash obligations:
      Severance and retention incentive compensation...$     340  $      --   $    (200) $     140   $   5,174    $ 5,174
      Employee relocation costs........................      134        254(a)      (47)       341       4,148      4,148
      Office relocation costs..........................       45         --         (28)        17       1,463      1,463
      Lease termination costs..........................      302         --        (258)        44         819        819
                                                       ---------  ---------   ---------  ---------   ---------  ---------
                                                             821        254        (533)       542      11,604     11,604
                                                       ---------  ---------   ---------  ---------   ---------  ---------
   Non-cash charges (c):
      Compensation expense from modified
         stock awards..................................       --         --          --         --         612        612
      Loss on disposal of properties...................       --         --          --         --         107        107
                                                       ---------  ---------   ---------  ---------   ---------  ---------
                                                              --         --          --         --         719        719
                                                       ---------  ---------   ---------  ---------   ---------  ---------
             Total restaurant business segment.........      821        254        (533)       542      12,323     12,323
Asset Management Business Segment:
   Cash obligations:
      Severance........................................       --         --          --         --          --      2,000
General Corporate:
   Cash obligations:
      Severance and retention incentive compensation...       --     79,193          --     79,193      79,193     86,693
   Non-cash charges (c):
      Loss on sale of properties and other assets......       --         --          --         --          --        850
                                                       ---------  ---------   ---------  ---------   ---------  ---------
                                                       $     821  $  79,447   $    (533) $  79,735(b)$  91,516  $ 101,866
                                                       =========  =========   =========  =========   =========  =========

---------------
(a)  Reflects change in estimate of total cost to be incurred.

(b) Balance consists of $41,439,000 reported as current "Deferred compensation payable to related parties" and $38,296,000 included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheet as of July 1, 2007.

(c) During the six-month periods ended July 2, 2006 and July 1, 2007 the Company did not incur any non-cash facilities relocation and corporate restructuring charges.

(7)  Loss on Early Extinguishments of Debt

     The Company recorded losses on early extinguishments of debt aggregating $933,000 and $13,477,000 in the three-month and six-month periods ended July 2, 2006, respectively, consisting of (1) $34,000 and $12,578,000, respectively, related to conversions of the Company's Convertible Notes and (2) in the three-month period ended July 2, 2006, $899,000 related to a prepayment of term loans (the "Term Loans") under the Company's senior secured term loan facility.

     In February 2006, an aggregate of $165,776,000 principal amount of the Company's Convertible Notes were effectively converted into an aggregate of 4,144,000 Class A Common Shares and 8,289,000 Class B Common Shares. In order to induce such effective conversion, the Company paid negotiated premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company's Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders. In addition, the Company issued an additional 46,000 Class B Common Shares to those noteholders who agreed to receive such shares in lieu of a cash payment for accrued and unpaid interest. In May and June 2006, an additional $1,604,000 principal amount of Convertible Notes were converted, for which 25,000 Class A Common Shares and 50,000 Class B Common Shares were issued prior to July 2, 2006 and 15,000 Class A Common Shares and 30,000 Class B Common Shares were issued subsequent to July 2, 2006. In connection with these conversions and effective conversions of the Convertible Notes, the Company recorded a loss on early extinguishments of debt of $12,578,000 in the six-month period ended July 2, 2006, including $34,000 in the three-month period ended July 2, 2006, consisting of the premiums aggregating $8,694,000 and the write-off of $3,884,000 of related unamortized deferred financing costs, including $34,000 in the three-month period ended July 2, 2006.

     During the three-month period ended July 2, 2006 the Company prepaid $45,000,000 principal amount of the Term Loans from excess cash and recorded a loss on early extinguishments of debt of $899,000 representing the write-off of related unamortized deferred financing costs.

(8)  Discontinued Operations

     During the fourth quarter of 2006, the Company closed two restaurants (the "Restaurant Discontinued Operations") which were opened in 2005 and 2006, and which were reported within the Company's restaurant segment. These two restaurants have been accounted for as discontinued operations in 2006 through their respective dates of closing since (1) their results of operations and cash flows have been eliminated from the Company's ongoing operations as a result of the closings and (2) the Company does not have any significant continuing involvement in the operations of the restaurants after their closings. The accompanying condensed consolidated statements of operations and cash flows have been reclassified to report the results of operations and cash flows of the two closed restaurants as discontinued operations for the three-month and six-month periods ended July 2, 2006.

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

     During the three-month period ended April 1, 2007, the Company recorded additional loss on disposal of the Restaurant Discontinued Operations relating to finalizing the leasing arrangements for the two closed restaurants.

     The loss from discontinued operations consisted of the following (in thousands):


                                                                    Three Months              Six Months Ended
                                                                       Ended             ------------------------
                                                                      July 2,            July 2,          July 1,
                                                                       2006               2006             2007
                                                                       ----               ----             ----

      Net sales...................................................$        212       $        329      $          --
                                                                  ============       ============      =============
      Loss from operations before benefit from income taxes.......        (233)              (360)                --
      Benefit from income taxes...................................          94                145                 --
                                                                  ------------       ------------      -------------
                                                                          (139)              (215)                --
                                                                  ------------       ------------      -------------
      Loss on disposal of businesses before benefit from income
        taxes.....................................................          --                 --               (247)
      Benefit from income taxes...................................          --                 --                 98
                                                                  ------------       ------------      -------------
                                                                            --                 --               (149)
                                                                  ------------       ------------      -------------
                                                                  $       (139)      $       (215)     $        (149)
                                                                  ============       ============      =============


     Certain  of  the  Company's   state  income  tax  returns  that  relate  to
discontinued operations are currently under examination. The Company has received notices of proposed tax adjustments aggregating $6,352,000 in connection with certain of these state income tax returns. However, the Company is contesting these proposed adjustments.

     Current liabilities remaining to be liquidated relating to the discontinued operations result from certain obligations not transferred to the respective buyers and consisted of the following (in thousands):

                                                                                   December 31,            July 1,
                                                                                       2006                 2007
                                                                                       ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$     8,496          $     8,416
      Liabilities relating to the SEPSCO Discontinued Operations...................        556                  535
      Liabilities relating to the Restaurant Discontinued Operations...............        202                  335
                                                                                   -----------          -----------
                                                                                   $     9,254          $     9,286
                                                                                   ===========          ===========

     The Company expects that the liquidation of these remaining liabilities associated with all of these discontinued operations as of July 1, 2007 will not have any material adverse impact on its condensed consolidated financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(9)  Retirement Benefit Plans

     The Company maintains two defined benefit plans, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost. The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                -------------------------      -----------------------
                                                                   July 2,        July 1,       July 2,         July 1,
                                                                    2006           2007          2006             2007
                                                                    ----           -----         ----             ----

      Service cost (consisting entirely of plan administrative
        expenses)...............................................$      23       $      23      $      47      $     45
      Interest cost.............................................       55              55            109           110
      Expected return on the plans' assets......................      (65)            (58)          (131)         (116)
      Amortization of unrecognized net loss.....................       12               6             24            13
                                                                ---------       ---------      ---------      --------
             Net periodic pension cost..........................$      25       $      26      $      49      $     52
                                                                =========       =========      =========      ========

(10) Transactions with Related Parties

     In connection with the Corporate Restructuring disclosed in Note 6, the Company entered into a series of agreements with the Executives and a management company (the "Management Company") formed by the Executives and a director, who is also the former Vice Chairman of the Company, (collectively, the "Principals"). These agreements are described in the paragraphs set forth below.

     As disclosed in Note 28 to the consolidated financial statements contained in the Form 10-K, on November 1, 2005 the Principals started a series of equity investment funds (the "Equity Funds") that are separate and distinct from the Company and that are being managed by the Principals and other senior executives of the Company (the "Employees") through the Management Company formed by the Principals. Until June 29, 2007, the Principals and the Employees continued to receive their regular compensation from the Company and the Company made available the services of the Principals and the Employees, as well as certain support services, to the Management Company. Through June 29, 2007 (see below) the Company was reimbursed by the Management Company for the allocable cost of these services. Such allocated costs for the six-month periods ended July 2, 2006 and July 1, 2007 amounted to $1,768,000 and $2,515,000, respectively, and have been recognized as reductions of "General and administrative, excluding depreciation and amortization" expense in the accompanying condensed consolidated statements of operations. The Company was due $10,000 and $1,432,000 as of December 31, 2006 and July 1, 2007, respectively, relating to these services which are included in "Accounts and notes receivable" in the accompanying condensed consolidated balance sheets and were subsequently collected in the respective following month. As discussed further below, effective June 29, 2007 the Principals and nearly all of the Employees became employees of the Management Company and are no longer employed by the Company. The Company has reduced its incentive compensation expense during the six-month period ended July 1, 2007 by $2,700,000 representing the Company's current estimate of the Management Company's allocable portion of the estimated incentive compensation attributable to the Employees for the first six months of 2007. In addition, in July 2007 the Company paid $171,000 to the Management Company representing the accrued vacation of the Employees as of June 29, 2007, the obligation for which was assumed by the Management Company. A special committee comprised of independent members of the Company's board of directors has reviewed these arrangements.

     As part of the agreement with the Executives and in connection with the Corporate Restructuring, the Company has entered into a two-year transition services agreement (the "Services Agreement") with the Management Company beginning June 30, 2007 pursuant to which the Management Company will provide the Company with a range of professional and strategic services. Under the Services Agreement, the Company will pay the Management Company $3,000,000 per quarter for the first year of services and $1,750,000 per quarter for the second year of services.

     In December 2005, the Company invested $75,000,000 in an account (the "Equities Account") which is managed by the Management Company and co-invests on a parallel basis with the Equity Funds and had a carrying value of $108,559,000 as of July 1, 2007. As part of the agreements with the Executives, in April 2007 the Company entered into an agreement under which the Management Company will continue to manage the Equities Account until at least December 31, 2010, the Company will not withdraw its investment from the Equities Account prior to December 31, 2010 and, beginning January 1, 2008, the Company will pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments. In accordance therewith, the amounts held together with any related obligations in the Equities Account as of July 1, 2007 are reported as noncurrent assets and long-term liabilities in the accompanying condensed consolidated balance sheet and principally consist of $69,493,000 included in "Investments" and $39,636,000 included in "Restricted cash equivalents."

     Prior to 2006 the Company  provided  aggregate  incentive  compensation  of
$22,500,000 to the Executives which had been invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. As of December 31, 2006 the obligation to the Executives related to the Deferred Compensation Trusts was $35,679,000 and was reported as noncurrent "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet. Deferred compensation expense of $1,147,000 and $2,516,000 was recognized in the six-month periods ended July 2, 2006 and July 1, 2007, respectively, for net increases in the fair value of the investments in the Deferred Compensation Trusts. This obligation was settled effective July 1, 2007 as a result of the Executives' resignation and the assets in the Deferred Compensation Trusts were either distributed to the Executives or used to satisfy withholding taxes. In addition, the Company recorded a receivable from the Executives of $801,000 as of July 1, 2007 for the balance of withholding taxes payable on their behalf which was collected later in July 2007. As of the settlement date, the obligation was $38,195,000 which represented the then fair value of the assets held in the Deferred Compensation Trusts. As of December 31, 2006, the assets in the Deferred Compensation Trusts consisted of $13,409,000 included in "Investments," which did not reflect the unrealized net increase in the fair value of the investments of $9,309,000 because the investments were carried under the cost method of accounting, $1,884,000 included in "Cash and cash equivalents" and $11,077,000 included in "Investment settlements receivable" in the accompanying condensed consolidated balance sheet. Under GAAP, the Company was unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income from investments in the Deferred Compensation Trusts of $141,000 and $8,653,000 in the six-month periods ended July 2, 2006 and July 1, 2007, respectively. The net investment income during the six-month period ended July 2, 2006 consisted of interest income of $158,000 and a $1,000 adjustment to the realized gain from the sale of a cost-method investment in the Deferred Compensation Trust, less investment management fees of $18,000. The net investment income during the six-month period ended July 1, 2007 consisted of $8,449,000 of realized gains almost entirely attributable to the transfer of the investments to the Executives and $222,000 of interest income, less investment management fees of $18,000. Realized gains, interest income and investment management fees are included in "Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expense in the accompanying condensed consolidated statements of operations. The unrealized net increase in the fair value of the investment retained by the Company of $3,154,000 at July 1, 2007 will be recognized when that investment is sold.

     On June 29 and July 1, 2007, the Company funded the payment of the obligations due to the Executives under the Contractual Settlements described in
Note 6, net of applicable withholding taxes of $33,994,000, in the 2007 Trusts. The payment of the amounts in the 2007 Trusts, including any investment income or less any investment loss, will be made to the Executives after six months following their June 29, 2007 Separation Date. As of July 1, 2007, the aggregate obligation to the Executives related to the 2007 Trusts was $41,439,000 and is reported as "Deferred compensation payable to related parties" classified as a current liability in the accompanying condensed consolidated balance sheet. As of July 1, 2007, the assets in the 2007 Trusts consist of $23,155,000 included in "Short-term investments not pledged as collateral," which had a fair value of $29,545,000, $11,355,000 included in "Cash and cash equivalents" and $539,000 included in "Investment settlements receivable" in the accompanying condensed consolidated balance sheet.

     In July 2007, the Company sold substantially all of the properties and other assets it owned and used at its New York headquarters to the Management Company for an aggregate purchase price of $1,808,000, including $140,000 of sales taxes. The assets sold included computers and other electronic equipment and furniture and furnishings. The Company expects to recognize a loss of approximately $850,000 with respect to the assets sold principally reflecting assets for which the appraised value was less than book value.

     In July 2007, the Company entered into an agreement under which the Management Company will sublease (the "Sublease") one of the floors of the Company's New York headquarters effective July 1, 2007. Under the terms of the Sublease, the Management Company will pay the Company an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the monthly fair market value of the Company's leasehold interest. The Management Company is also responsible for property taxes and the other costs related to the use of the floor. Either the Management Company or the Company may terminate the Sublease upon 60 days notice.

     As of June 30, 2007, the Company assigned the lease for a corporate facility to the Management Company such that after that date, other than with respect to the Company's security deposit applicable to the lease, the Company has no further rights or obligations with respect to the lease. The security deposit of $113,000 will remain the property of the Company and, upon the expiration of the lease, is to be returned to the Company in full.

     In August 2007, the Company entered into time share agreements whereby the Principals and the Management Company may use the Company's corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft.

     The Company also intends to assign a 25% fractional interest in a helicopter to the Management Company, although the terms of such assignment have not yet been finalized. Pending that assignment, the Management Company has agreed to pay the monthly management fee and other costs related to the fractional interest in the helicopter. It is expected that subsequent to the assignment, the Company will have no further rights or obligations under the terms of the agreements applicable to the fractional interest. The Company does not expect to recognize any material gain or loss upon finalization of this assignment.

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

     In addition to the related party transactions related to the Corporate Restructuring previously disclosed, the Company settled a post-closing purchase price adjustment, the amount of which had been in dispute, as provided for in an agreement and plan of merger pursuant to which the Company acquired RTM on July 25, 2005. The sellers of RTM include certain current officers of a subsidiary of the Company and a current director of the Company. The Company has agreed to pay the sellers of RTM an aggregate post-closing purchase price adjustment of $1,600,000, which the Company has reflected as an increase in "Goodwill" with an equal offsetting increase in "Accounts payable" in the accompanying condensed consolidated balance sheet as of July 1, 2007.

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

     In addition to the environmental matter described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $800,000 as of July 1, 2007. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

(12) Business Segments

     The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management ("Asset Management") (see Note 3 regarding the pending sale of substantially all of the Asset Management segment). The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit (loss), interest expense, including amortization of deferred financing costs, and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, short-term investments, investment settlements receivable, current or non-current restricted cash equivalents, non-current investments and properties.

     The following is a summary of the Company's segment information (in thousands):

                                                                  Three Months Ended             Six Months Ended
                                                              --------------------------     -------------------------
                                                                July 2,          July 1,        July 2,        July 1,
                                                                 2006             2007           2006           2007
                                                                 ----             ----           ----           ----
      Revenues:
          Restaurants.........................................$   291,789    $   299,980     $   569,019   $   586,148
          Asset Management....................................     15,828         16,841          30,624        32,719
                                                              -----------    -----------     -----------   -----------
               Consolidated revenues..........................$   307,617    $   316,821     $   599,643   $   618,867
                                                              ===========    ===========     ===========   ===========
      EBITDA:
          Restaurants.........................................$    39,210    $    38,911     $    69,157   $    75,313
          Asset Management....................................      3,096          3,397           5,204         6,329
          General corporate...................................    (14,236)       (92,359)        (33,190)     (107,224)
                                                              -----------    -----------     -----------   -----------
               Consolidated EBITDA............................     28,070        (50,051)         41,171       (25,582)
                                                              -----------    -----------     -----------   -----------
      Less Depreciation and Amortization:
          Restaurants.........................................     12,203         14,850          22,996        28,485
          Asset Management....................................      1,448          2,463           2,931         3,714
          General corporate...................................      1,052          1,091           2,137         2,190
                                                              -----------    -----------     -----------   -----------
               Consolidated Depreciation and Amortization.....     14,703         18,404          28,064        34,389
                                                              -----------    -----------     -----------   -----------
      Operating profit (loss):
          Restaurants.........................................     27,007         24,061          46,161        46,828
          Asset Management....................................      1,648            934           2,273         2,615
          General corporate...................................    (15,288)       (93,450)        (35,327)     (109,414)
                                                              -----------    -----------     -----------   -----------
               Consolidated operating profit (loss) ..........     13,367        (68,455)         13,107       (59,971)
      Interest expense........................................    (38,246)       (15,286)        (65,622)      (30,675)
      Loss on early extinguishments of debt...................       (933)            --         (13,477)           --
      Investment income, net..................................     30,796         17,625          51,746        40,773
      Gain on sale of unconsolidated business.................         --          2,561           2,256         2,558
      Other income, net.......................................      3,699            597           5,436         2,207
                                                              -----------    -----------     -----------   -----------
               Consolidated income (loss) from continuing
                  operations before income taxes and
                  minority interests..........................$     8,683    $   (62,958)    $    (6,554)  $   (45,108)
                                                              ===========    ===========     ===========   ===========


                                                                                            December 31,      July 1,
                                                                                                2006           2007
                                                                                                ----           ----
      Identifiable assets:
        Restaurants.........................................................................$ 1,079,509    $ 1,118,605
        Asset Management....................................................................    183,733        134,176
        General corporate...................................................................    297,207        295,012
                                                                                            -----------    -----------
               Consolidated total assets....................................................$ 1,560,449    $ 1,547,793
                                                                                            ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we refer to as the Form 10-K. Item 7 of our Form 10-K describes the application of our critical accounting policies. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1A."

Introduction and Executive Overview

     We currently operate in two business segments. We operate in the restaurant business through our Company-owned and franchised Arby's restaurants and in the asset management business through our 63.6% capital interest in Deerfield & Company LLC, which we refer to as Deerfield. However, in April 2007 we entered into a definitive agreement to sell our entire interest in Deerfield, which we refer to as the Pending Deerfield Sale.

     In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and from royalties and franchise and related fees. While over 70% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the six months ended July 1, 2007. In our asset management business, we derive revenues in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust, which we refer to as the REIT.

     We derive investment income principally from the investment of our excess cash. In that regard, in December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company, which we refer to as the Management Company, formed by our Chairman, who is also our former Chief Executive Officer, and our Vice Chairman, who is also our former President and Chief Operating Officer, whom we refer to as the Executives, and a director, who is also our former Vice Chairman, all of whom we refer to as the Principals. The Equities Account is invested principally in the equity securities, including through derivative instruments, of a limited number of publicly-traded companies. The Equities Account, including cash equivalents, had a fair value of $108.6 million as of July 1, 2007. We had also invested in several funds managed by Deerfield, including Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and DM Fund LLC, which we refer to as the DM Fund. Prior to 2006, we invested $100.0 million in the Opportunities Fund and later transferred $4.8 million of that amount to the DM Fund. We redeemed our investments in the Opportunities Fund and the DM Fund effective September 29, 2006 and December 31, 2006, respectively. The Opportunities Fund through September 29, 2006 and the DM Fund through December 31, 2006, were accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us. The Opportunities Fund was a multi-strategy hedge fund that principally invested in various fixed income securities and their derivatives and employed substantial leverage in its trading activities which significantly impacted our consolidated financial position, results of operations and cash flows. We also have an investment in the REIT. When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT.

     Our goal is to enhance the value of our Company by increasing the revenues of our restaurant business, which may include through acquisitions, and, until the Pending Deerfield Sale is completed, Deerfield's asset management business. We are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience. We continue to grow Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management, thereby increasing Deerfield's asset management fee revenues; although recently the credit markets have experienced reduced liquidity which could materially limit Deerfield's ability to increase assets under management if those conditions were to continue for a prolonged period of time.

     We are currently in the process of a corporate restructuring involving the Pending Deerfield Sale and the disposition of certain other non-restaurant net assets. See the discussions of "Facilities Relocation and Corporate Restructuring" under "Results of Operations" and "Pending Deerfield Sale" following "Liquidity and Capital Resources" for a detailed discussion of the corporate restructuring and certain of its impacts on our results of operations and our liquidity and capital resources.

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

o Increased availability to consumers of new product choices, including (1) additional healthy products focused on freshness driven by a greater consumer awareness of nutritional issues, (2) new products that tend to include larger portion sizes and more ingredients and (3) beverage programs which offer a selection of premium non-carbonated beverage choices, including coffee and tea products;

o Competitive pressures from operators outside the quick service restaurant industry, such as the deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets offering prepared food purchases;

o Generally higher fuel prices, although fluctuating significantly in recent months, which cause a decrease in many consumers' discretionary income and increase our utility costs and the cost of commodities we will purchase under new distribution contracts that become effective in the third quarter of 2007;

o Competitive pressures due to extended hours of operation by many quick service restaurant competitors particularly during the breakfast hours as well as during late night hours;

o Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which could continue to result in increased wages and related fringe benefits, including health care and other insurance costs;

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

      In recent periods, our asset management business has experienced the following trends:

o Increased volatility and widening of interest rate spreads recently experienced by the credit markets triggered by the higher default rates in the subprime mortgage markets which could, for at least the near term, negatively impact our future management and related fees from CDOs, incentive fees from the REIT and the fair value of some of our CDO investments, the extent to which we are unable to predict;

o Growth in the hedge fund market as investors appear to have increased their investment allocations to hedge funds, with particular interest recently in hedge strategies that focus on specific areas of growth in domestic and foreign economies such as oil, commodities, interest rates, equities and other specific areas, although such growth appears to have moderated recently reflecting the recent performance of certain funds and the competitive market;

o Increased demand for securities, although appearing to have moderated just recently, partly due to an increase in the number of hedge funds, resulting in higher purchase prices of certain securities and, during periods of asset liquidation by those hedge funds, potentially lower sales prices, which can negatively impact our returns;

o A flatter yield curve whereby the spread between short-term and long-term interest rates is less than the historic average, resulting in higher funding costs for our securities purchases, which has and can continue to negatively impact our margins within our managed funds, potentially lowering our asset management fees and assets under management;

o Reduced liquidity experienced recently in the credit markets which could materially limit our ability to increase assets under management if such conditions were to continue for a prolonged time, potentially lowering our asset management fees; and

o Increased merger and acquisition activity, resulting in additional risks and opportunities in the credit markets.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield, the Opportunities Fund and the DM Fund report or reported on a calendar year ending on December 31. Our first half of fiscal 2006 commenced on January 2, 2006 and ended on July 2, 2006, with our second quarter commending on April 3, 2006, except that Deerfield, the Opportunities Fund and DM Fund are included on a calendar-period basis. Our first half of fiscal 2007 commenced on January 1, 2007 and ended on July 1, 2007, with our second quarter commencing on April 2, 2007, except that Deerfield is included on a calendar-period basis. When we refer to the "three months ended July 2, 2006," or the "2006 second quarter," and the "six months ended July 2, 2006" or the "2006 first half," we mean the periods from April 3, 2006 to July 2, 2006 and January 2, 2006 to July 2, 2006, respectivley. When we refer to the "three months ended July 1, 2007," or the "2007 second quarter," and the "six months ended July 1, 2007," or the "2007 first half," we mean the periods from April 2, 2007 to July 1, 2007 and January 1, 2007 to July 1, 2007, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. All references to years, halves and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change (1) between the 2006 second quarter and the 2007 second quarter and (2) between the 2006 first half and the 2007 first half. We consider certain percentage changes between these quarters to be not measurable, or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.


                                              Three Months Ended                     Six Months Ended
                                              ------------------     Change          -----------------       Change
                                              July 2,   July 1, -----------------    July 2,   July 1,  ----------------
                                               2006      2007   Amount    Percent     2006      2007    Amount    Percent
                                               ----      ----   ------    -------     ----      ----    ------    -------
                                                                     (In Millions Except Percents)
Revenues:
   Net sales...............................$   270.6  $  278.6  $    8.0     3 %   $ 529.4   $  545.1   $   15.7      3 %
   Royalties and franchise and related
     fees..................................     21.2      21.4       0.2     1 %      39.6       41.1        1.5      4 %
   Asset management and related fees.......     15.8      16.8       1.0     6 %      30.6       32.7        2.1      7 %
                                           ---------  --------  --------           -------   --------   --------
                                               307.6     316.8       9.2     3 %     599.6      618.9       19.3      3 %
                                           ---------  --------  --------           -------   --------   --------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization......................    194.0     204.9      10.9     6 %     386.4      399.9       13.5      3 %
   Cost of services, excluding depreciation
     and amortization......................      5.9       6.3       0.4     7 %      11.4       13.2        1.8     16 %
   Advertising and promotions..............     19.8      20.7       0.9     5 %      39.9       38.4       (1.5)    (4)%
   General and administrative, excluding
     depreciation and amortization.........     58.3      56.0      (2.3)   (4)%     118.4      113.6       (4.8)    (4)%
   Depreciation and amortization, excluding
     amortization of deferred financing
     costs.................................     14.7      18.4       3.7    25 %      28.1       34.4        6.3     22 %
   Facilities relocation and corporate
     restructuring.........................      0.8      79.0      78.2    n/m        1.6       79.4       77.8     n/m
   Loss on settlement of unfavorable
     franchise rights......................      0.7        --      (0.7) (100)%       0.7         --       (0.7)  (100)%
                                           ---------  --------  --------           -------   --------   --------

                                               294.2     385.3      91.1    31 %     586.5      678.9       92.4     16 %
                                           ---------  --------  --------           -------   --------   --------
       Operating profit (loss).............     13.4     (68.5)    (81.9)   n/m       13.1      (60.0)     (73.1)    n/m
Interest expense...........................    (38.2)    (15.3)     22.9    60 %     (65.6)     (30.7)      34.9     53 %
Loss on early extinguishments of debt......     (0.9)       --       0.9   100 %     (13.4)        --       13.4    100 %
Investment income, net.....................     30.7      17.6     (13.1)  (43)%      51.7       40.8      (10.9)   (21)%
Gain on sale of unconsolidated business....       --       2.6       2.6    n/m        2.3        2.6        0.3     13 %
Other income, net..........................      3.7       0.6      (3.1)  (84)%       5.4        2.2       (3.2)   (59)%
                                           ---------  --------  --------           -------   --------   --------
       Income (loss) from continuing
         operations before income taxes
         and minority interests............      8.7     (63.0)    (71.7)   n/m       (6.5)     (45.1)     (38.6)    n/m
(Provision for) benefit from income taxes..     (2.7)     36.0      38.7    n/m        2.9       28.5       25.6     n/m
Minority interests in income of
   consolidated subsidiaries...............     (2.6)     (1.0)      1.6    62 %      (5.7)      (4.2)       1.5     25 %
                                           ---------  --------  --------           -------   --------   --------
       Income (loss) from continuing
         operations........................      3.4     (28.0)    (31.4)   n/m       (9.3)     (20.8)     (11.5)    n/m
                                           ---------  --------  --------           -------   --------   --------
Loss from discontinued operations, net of
  income taxes:
   Loss from operations....................     (0.1)       --       0.1   100 %      (0.2)        --        0.2    100 %
   Loss on disposal........................       --        --        --    --          --       (0.1)      (0.1)    n/m
                                           ---------  --------  --------           -------   --------   --------
       Loss from discontinued
         operations........................     (0.1)       --       0.1   100 %      (0.2)      (0.1)       0.1     50 %
                                           ---------  --------  --------           -------   --------  ---------
           Net income (loss)...............$     3.3  $  (28.0) $  (31.3)   n/m    $  (9.5)  $  (20.9)  $  (11.4)    n/m
                                           =========  ========  ========           =======   ========   ========


Three Months Ended July 1, 2007 Compared with Three Months Ended July 2, 2006

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $8.0 million, or 3%, to $278.6 million for the three months ended July 1, 2007 from $270.6 million for the three months ended July 2, 2006, due to a $12.6 million increase in net sales from the 41 net Company-owned restaurants we added since July 2, 2006. We opened 54 new restaurants, with generally higher than average sales volumes, and we acquired 9 restaurants from franchisees since July 2, 2006 as compared with 14 generally underperforming restaurants we closed and 8 restaurants we sold to franchisees since July 2, 2006. This increase was partially offset by a $4.6 million, or 2%, decrease in same-store sales of our Company-owned restaurants. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. Same-store sales of our Company-owned restaurants in the 2007 second quarter were negatively impacted by (1) a continuing deterioration of economic conditions in the Michigan and Ohio regions where we have a disproportionate number of Company-owned restaurants, (2) advertising and promotions that were not as effective in the 2007 second quarter as those in the 2006 second quarter and (3) the effect of price discounting which we had expected to be more than offset by higher sales volume from increased customer traffic, but which was not, under a value program which offers a flexible combination of selected menu items for a discounted price. These factors were partially offset by the effect of selective price increases that were implemented in November 2006.

     We currently anticipate positive same-store sales growth of Company-owned restaurants for the second half of 2007, despite the negative factors mentioned above, driven by the anticipated performance of various initiatives such as (1) a major new product introduction with accompanying increased advertising support, including couponing, (2) the effect of the selective price increases mentioned above and anticipated additional selective price increases, including price adjustments under our value program and (3) the use of limited time menu items. In addition to the anticipated positive effect of same-store sales growth, net sales should also be positively impacted by an increase in Company-owned restaurants. We currently plan to open approximately 25 new
Company-owned restaurants during the remainder of 2007. We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have 31 restaurant leases that are scheduled for renewal or expiration during the remainder of 2007. We currently anticipate the renewal or extension of approximately 29 of those leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $0.2 million, or 1%, to $21.4 million for the three months ended July 1, 2007 from $21.2 million for the three months ended July 2, 2006. This increase reflects (1) a $0.2 million net increase in royalties from the 86 franchised restaurants opened since July 2, 2006, with generally higher than average sales volumes, and the 8 restaurants sold to franchisees since July 2, 2006 replacing the royalties from 31 generally underperforming franchised restaurants closed and the elimination of royalties from the 9 restaurants we acquired from franchisees since July 2, 2006 and (2) a $0.2 million improvement due to a 1% increase in same-store sales of the franchised restaurants in the 2007 second quarter as compared with the 2006 second quarter. These increases were partially offset by a $0.2 million decrease in franchise and related fees. The increase in same-store sales of the franchised restaurants reflects the full period effect of local marketing initiatives implemented by our franchisees principally during the 2006 second quarter, including more effective local television advertising and increased couponing, similar to those we were already using for Company-owned restaurants throughout the 2006 second quarter and the effect of the selective price increases that were implemented in November 2006, partially offset by the effect of poor weather conditions which decreased customer traffic in the Missouri, Texas and Oklahoma regions where we have a large number of franchised restaurants.

     Same-store sales of the franchised restaurants increased during the 2007 second quarter whereas same-store sales of the Company-owned restaurants declined principally due to (1) the disproportionate number of Company-owned restaurants in the economically weaker Michigan and Ohio regions, (2) the full period effect for the franchisees of the local marketing initiatives already used for Company-owned restaurants throughout the 2006 second quarter and (3) initially higher sales volume offsetting the effect of price discounting from the value program discussed above under "Net Sales," which was recently implemented in the franchised restaurants and had been previously implemented in the Company-owned restaurants.

     We expect that our royalties and franchise and related fees will increase during the second half of 2007 as compared with the second half of 2006 due to anticipated positive same-store sales growth of franchised restaurants from the expected performance of the various initiatives described above under "Net Sales" and the positive effect of net new restaurant openings by our franchisees.

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $1.0 million, or 6%, to $16.8 million for the three months ended July 1, 2007 from $15.8 million for the three months ended July 2, 2006. This increase principally reflects (1) a $2.0 million net increase in management fees from the net addition of 4 CDOs and 3 Funds since July 2, 2006, (2) a $1.1 million increase in structuring and other related fees associated with new CDOs and (3) a $0.5 million increase in management fees from existing CDOs and Funds. These increases were partially offset by (1) a $1.6 million decrease in incentive fees earned on existing CDOs principally due to the recognition of $1.2 million of previously deferred contingent fees on CDOs in the 2006 second quarter which did not recur in the 2007 second quarter and (2) a $0.8 million decrease in incentive fees from the REIT as a result of not meeting certain performance thresholds during the 2007 second quarter due primarily to a provision to increase the allowance for loan losses recognized by the REIT related to a particular borrower that filed for protection under Chapter 11 of the United States Bankruptcy Code.

     Our asset management and related fees will cease upon the completion of the Pending Deerfield Sale. However, if the Pending Deerfield Sale is not completed in 2007, we expect that our asset management and related fees for the second half of 2007 will be less than the second half of 2006 due to an anticipated decline in incentive fees from Funds other than the REIT, resulting from a lack of arbitrage opportunities in our core strategies affecting the performance of certain Funds. In accordance with our revenue recognition accounting policy, incentive fees relating to the Funds which are based upon performance are recognized when the amounts become fixed and determinable upon the close of a performance period, which is generally at the end of our fourth quarter. During the fourth quarter of 2006, we recognized $17.0 million of incentive fees from Funds other than the REIT, whereas based on performance of the Funds to date in 2007, we expect to recognize a significantly lower amount in the fourth quarter of 2007. In that regard, as of the end of the second quarter of 2006, we had contingently earned but not recognized $5.2 million in incentive fees, whereas we had not contingently earned any such incentive fees as of the end of the second quarter of 2007. In addition, future incentive fees from the REIT and management and related fees from CDOs could be negatively impacted by recent developments in the subprime and other credit markets, the extent of which we are unable to predict, although the REIT has publicly disclosed that its direct exposure to subprime mortgages is limited.

Cost of Sales, Excluding Depreciation and Amortization

     Our  cost  of  sales,  excluding  depreciation  and  amortization  resulted entirely from the Company-owned restaurants. Cost of sales increased $10.9 million, or 6%, to $204.9 million, resulting in a gross margin of 26%, for the three months ended July 1, 2007, from $194.0 million, resulting in a gross margin of 28%, for the three months ended July 2, 2006. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales is principally attributable to the effect of the 41 net Company-owned restaurants added since July 2, 2006. The 2% decrease in our overall gross margin reflects the effects of (1) the price discounting associated with the value program discussed above and (2) increases in our cost of beef. These negative factors were partially offset by the effects of (1) our continuing implementation of the more effective operational procedures of the Arby's restaurants we acquired from RTM Restaurant Group in July 2005, which we refer to as the RTM Acquisition, at the restaurants we owned prior to the RTM Acquisition and (2) the effect of the selective price increases that were implemented in November 2006.

     We anticipate that our gross margin for the remainder of 2007 will be relatively consistent with the 2007 first half gross margin of 27% as a result of the positive effects of (1) our continuing implementation of the more efficient operational procedures of RTM throughout our other Company-owned restaurants, (2) cost savings from certain new commodity supply contracts negotiated by our purchasing cooperative and (3) the full period effect on our net sales of the selective price increases that were implemented in November
2006 and anticipated additional selective price increases. These positive effects will be offset by the effects of (1) increased costs under new distribution contracts that will become effective in the third quarter of 2007 that reflect the effects of higher fuel costs, (2) increased labor costs due to the recent Federal minimum wage increase and (3) the effect of couponing to the extent not sufficiently offset by increased sales.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $0.4 million, or 7%, to $6.3 million for the three months ended July 1, 2007 from $5.9 million for the three months ended July 2, 2006 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management and increased incentive compensation levels of existing personnel.

     Our cost of services will cease upon the completion of the Pending Deerfield Sale since our royalties and franchise and related fees have no associated cost of services.

Advertising and Promotions

     Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising, as well as point of sale materials and local restaurant marketing. These expenses increased $0.9 million, or 5%, principally due to the timing of our print campaign for the month of April which commenced at the beginning of our second quarter in 2007 but started at the end of our first quarter in 2006, partially offset by a decrease in spending for local restaurant marketing. We expect to shift a portion of this local spending to help fund an additional national advertising campaign in the second half of 2007.

     We expect that our advertising and promotions expenses for the second half of 2007 will be higher than the second half of 2006 due to the additional national advertising campaign planned in the 2007 period compared with the 2006 period.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization decreased $2.3 million, or 4%, principally due to (1) $4.0 million of severance and related charges in connection with the replacement of three senior restaurant executives during our 2006 second quarter that did not recur in our 2007 second quarter and (2) a $3.0 million reduction in incentive compensation including $0.8 million representing our current estimate of the portion allocable to the Management Company. The allocable portion represents the portion of the estimated incentive compensation for the 2007 second quarter attributable to our former senior executive officers who are employed by the Management Company and are no longer employees of the Company effective June 29, 2007. There was no similar allocation reported in the 2006 second quarter. These decreases were partially offset by (1) a $1.8 million increase in charitable contributions, (2) a $1.3 million increase in relocation costs in our restaurant segment principally attributable to additional estimated declines in market value and increased carrying costs related to homes we purchased for resale from relocated employees and (3) a $1.3 million increase in deferred compensation expense. Deferred compensation expense of $1.3 million in the 2007 second quarter and less than $0.1 million in the 2006 second quarter represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of the Executives, the obligation under which was settled in the 2007 second quarter, as explained in more detail below under "Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests."

     General and administrative expenses associated with the Deerfield portion of our asset management segment, which were $6.2 million for the second quarter of 2007, will cease upon the completion of the Pending Deerfield Sale. Deerfield had general and administrative expenses of $14.3 million during the 2006 second half, a portion of which will not recur as a result of the completion of the Pending Deerfield Sale. We expect lower corporate general and administrative expenses principally due to (1) the resignation effective June 29, 2007 of the Executives and certain other officers and employees of Triarc who became employees of the Management Company and are no longer employed by us and (2) our sublease to the Management Company of one of the floors of our New York headquarters, both partially offset by the fees for professional and strategic services to be provided to us under a two-year transition services agreement we entered into with the Management Company beginning June 30, 2007.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $3.7 million, or 25%, principally reflecting (1) $1.2 million related to the 41 net restaurants added since July 2, 2006, (2) $1.8 million of asset impairment charges in the 2007 second quarter related to (a) asset management contracts for two CDOs, one of which was terminated early and the other of which no longer has any future projected cash flows to us, and (b) and an underperforming restaurant and (3) depreciation on additions to properties at existing restaurants.

Facilities Relocation and Corporate Restructuring

     Our facilities relocation and corporate restructuring charge of $0.8 million in the 2006 second quarter represented a $1.0 million general corporate charge related to our decision in December 2005 not to move our corporate offices to a leased facility in Rye Brook, New York, representing an adjustment for the estimated costs from increasing the estimated marketing time to sublease the space. This charge was partially offset by $0.2 million of net reductions of previously recognized estimated charges for employee and office relocation costs in connection with combining our then existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of the restaurant group from Ft. Lauderdale, Florida to new offices in Atlanta, Georgia. The charge of $79.0 million in the 2007 second quarter consists of general corporate severance of $79.2 million, slightly offset by a $0.2 million reduction of estimated employee relocation costs in connection with combining our restaurant operations. The general corporate charge of $79.2 million principally related to the ongoing transfer of substantially all of Triarc's senior executive responsibilities to the Arby's Restaurant Group executive team in Atlanta, Georgia. In April 2007, we announced that in light of the Pending Deerfield Sale, we will be closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia, which is expected to be completed in early 2008. Accordingly, to facilitate this transition, we entered into negotiated contractual settlements, which we refer to as the Contractual Settlements, with the Executives evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007. Under the terms of the Contractual Settlements, our Chairman, who is also our former Chief Executive Officer, is entitled to a payment consisting of cash and investments with a fair value of $50.3 million as of July 1, 2007 and our Vice Chairman, who is also our former President and Chief Operating Officer, is entitled to a payment consisting of cash and investments with a fair value of $25.1 million as of July 1, 2007, both subject to applicable withholding taxes during the 2007 fourth quarter. The general corporate charge of $79.2 million reflects the payment entitlements under the Contractual Settlements, as well as severance due to another former executive, excluding incentive compensation relating to the 2007 first half and including applicable employer payroll taxes.

     We expect to incur additional severance and incentive compensation aggregating approximately $9.5 million, consisting of $7.5 million with respect to other New York headquarters' executives and employees during the second half of 2007 and early 2008 and $2.0 million with respect to the chief executive officer of Deerfield upon completion of the Pending Deerfield Sale, as well as an anticipated loss of approximately $0.9 million on properties and other assets at our New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold subsequent to July 1, 2007 to the Management Company, all as part of the corporate restructuring.

Loss on Settlement of Unfavorable Franchise Rights

     During the 2006 second quarter, we recognized a loss on settlement of unfavorable franchise rights of $0.7 million in connection with an acquisition of nine restaurants in April 2006. There was no similar loss on any of the restaurants we acquired from franchisees during the 2007 second quarter. Under accounting principles generally accepted in the United States of America, which we refer to as GAAP, we are required to record as an expense and exclude from the purchase price of acquired restaurants the value of any franchise agreements that is attributable to royalty rates below the current 4% royalty rate that we receive on new franchise agreements. The amount of the settlement loss represents the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Interest Expense

     Interest expense decreased $22.9 million, or 60%, principally reflecting a $23.4 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the effective redemption of our investment in the Opportunities Fund as of September 29, 2006, which we refer to as the Redemption. As a result of the Redemption we no longer consolidate the Opportunities Fund subsequent to September 29, 2006. Accordingly, interest expense and related net investment income are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.

Loss on Early Extinguishments of Debt

     The loss on early extinguishment of debt of $0.9 million in the 2006 second quarter, which did not recur in the 2007 second quarter, principally related to the write-off of previously unamortized deferred financing costs in connection with the prepayment of $45.0 million principal amount of our term loan borrowings from excess cash, which we refer to as the Term Loan Prepayment.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                     -----------------------
                                                                     July 2,         July 1,
                                                                      2006            2007          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

     Interest income...............................................$  29.3          $  2.3        $ (27.0)
     Recognized net gains..........................................    1.5            16.6           15.1
     Other than temporary unrealized losses........................   (0.1)           (1.7)          (1.6)
     Dividends.....................................................    0.4             0.4             --
     Other ........................................................   (0.4)             --            0.4
                                                                   -------          ------        -------
                                                                   $  30.7          $ 17.6        $ (13.1)
                                                                   =======          ======        =======

     Our interest income decreased $27.0 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006. Our recognized net gains include (1) realized gains and losses on (a) sales of our available-for-sale securities and (b) sales and transfers from the Deferred Compensation Trusts of our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and, in 2006, securities sold short with an obligation to purchase. The $15.1 million increase in our recognized net gains includes $8.4 million of gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Executives in connection with the settlement of the related obligation to the Executives in the 2007 second quarter. All of these recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments. The increase in other than temporary unrealized losses of $1.6 million reflected the recognition of impairment charges related to the decline in the market values of four of our available-for-sale investments in CDOs in the 2007 second quarter. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

     As of July 1, 2007, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $14.2 million and $(2.1) million, respectively, included in "Accumulated other comprehensive income." We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Business

     The gain on sale of unconsolidated business of $2.6 million in the 2007 second quarter related to our investment in Encore Capital Group, Inc., an investee of ours which we refer to as Encore, principally due to a cash sale of a substantial portion of our remaining investment in Encore, while we made no similar sale in the 2006 second quarter.

Other Income, Net

     Other income, net decreased $3.1 million, principally reflecting (1) $1.7 million of gains recognized in the 2006 second quarter, which did not recur in the 2007 second quarter, on the sale of a portion of our investment in Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded, which we refer to as Jurlique, (2) a $0.4 million decrease in equity in earnings of Encore, which we no longer account for under the equity method subsequent to May 10, 2007, and (3) a $0.3 million decrease in rental income on restaurants not operated by us. As a result of the most recent sale of a portion of our investment in Encore referred to in the preceding paragraph, which closed on May 10, 2007, we now own less than 1% of Encore and no longer have representation on Encore's board of directors. As a result, we no longer have the ability to exercise significant influence over operating and financial policies of Encore. Accordingly, subsequent to May 10, 2007, we no longer account for our remaining investment in Encore under the equity method.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests declined $71.7 million to a loss of $63.0 million in the 2007 second quarter from income of $8.7 million in the 2006 second quarter. This decrease is attributed principally to a $78.2 million increase in facilities relocation and corporate restructuring charges which, together with the effects of the other variances, is discussed above.

     As discussed above, we recognized deferred compensation expense of less than $0.1 million in the 2006 second quarter and $1.3 million in the 2007 second quarter, within general and administrative expenses, for the net increases in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the Executives. The related obligation was settled in the 2007 second quarter following the Executives' resignation and the assets in the Deferred Compensation Trusts were either distributed to the Executives or used to satisfy withholding taxes. Under GAAP, we were unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of less than $0.1 million and $8.5 million in the 2006 and 2007 second quarters, respectively. The net investment income in the 2007 second quarter consisted of $8.4 million of realized gains almost entirely attributable to the transfer of the investments to the Executives and $0.1 million of interest income. The unrealized net increase in the fair value of the investment retained by us of $3.2 million at July 1, 2007 will be recognized when that investment is sold.

(Provision For) Benefit From Income Taxes

     The provision for income taxes represented a provision rate of 31% for the three months ended July 2, 2006 and the benefit from income taxes represented a benefit rate of 57% for the three months ended July 1, 2007. The benefit rate in the 2007 second quarter is higher than the United States Federal statutory rate of 35% due principally to the effect of recognizing a previously unrecognized contingent tax benefit of $12.8 million in connection with the settlement of certain obligations to the Executives relating to the Deferred Compensation Trusts during the second quarter of 2007, for which the related expense was principally recognized in prior years for financial statement purposes. The 2006 second quarter provision rate is lower, and the 2007 second quarter benefit rate is also higher, than the 35% statutory rate as a result of the effect of minority interests in income of consolidated subsidiaries which is not taxable to us but included in pretax income or loss, partially offset by (1) the effect of non-deductible expenses and (2) state income taxes, net of Federal benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state returns on an individual basis.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries decreased $1.6 million principally reflecting (1) $0.7 million of minority interests in the Opportunities Fund in the 2006 second quarter which did not recur in the 2007 second quarter as a result of the Redemption in September 2006 and (2) a $0.7 million decrease due to lower income of Deerfield in the 2007 second quarter as compared with the 2006 second quarter.

     Minority interests in income of consolidated subsidiaries are not expected to be significant following the completion of the Pending Deerfield Sale.

Loss From Discontinued Operations

     The loss from discontinued operations in the 2006 second quarter consists of a $0.1 million loss from operations related to our closing two underperforming restaurants in the fourth quarter of 2006. Our accompanying condensed consolidated statement of operations for the three months ended July 2, 2006 has been reclassified to report the results of operations of the two closed restaurants as discontinued operations.

Net Income (Loss)

     Our net income (loss) declined $31.3 million to a loss of $28.0 million in the 2007 second quarter from income of $3.3 million in the 2006 second quarter. This decrease is attributed to the $50.1 million after tax effect of the increase in facilities relocation and corporate restructuring charges partially offset by (1) $12.8 million from the recognition of a previously unrecognized contingent tax benefit and (2) the $5.4 million after tax effect of the gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Executives in the 2007 second quarter, together with the after tax and applicable minority interest effects of the other variances discussed above.

Six Months Ended July 1, 2007 Compared with Six Months Ended July 2, 2006

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased $15.7 million, or 3%, to $545.1 million for the six months ended July 1, 2007 from $529.4 million for the six months ended July 2, 2006, due to a $25.1 million increase in net sales from the 41 net Company-owned restaurants we added since July 2, 2006, consisting of 54 new restaurants opened, with generally higher than average sales volumes, and 9 restaurants we acquired from franchisees since July 2, 2006 as compared with 14 generally underperforming restaurants we closed and 8 restaurants we sold to franchisees since July 2, 2006. This increase was partially offset by a $9.4 million, or 2%, decrease in same-store sales of our Company-owned restaurants. Same-store sales of our Company-owned restaurants in the 2007 first half were negatively impacted by (1) a continuing deterioration of economic conditions in the Michigan and Ohio regions where we have a disproportionate number of Company-owned restaurants, (2) poor weather conditions which decreased our customer traffic in the northern and central sections of the United States in the 2007 first quarter, (3) advertising and promotions that were not as effective in the 2007 second quarter as those in the 2006 second quarter and (4) the effect of price discounting which we had expected to be more than offset by higher sales volume from increased customer traffic, but which was not, under a value program as discussed in the comparison of the three-month periods. These factors were partially offset by (1) incremental sales principally in the 2007 first quarter from some of our limited time product offerings and (2) the effect of the selective price increases that were implemented in November 2006.

     We currently anticipate positive same-store sales growth of Company-owned restaurants for the second half of 2007 as a result of the factors discussed in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $1.5 million, or 4%, to $41.1 million for the six months ended July 1, 2007 from $39.6 million for the six months ended July 2, 2006, reflecting a $1.8 million net increase in royalties from the 86 franchised restaurants opened since July 2, 2006, with generally higher than average sales volumes, and the 8 restaurants sold to franchisees since July 2, 2006 replacing the royalties from the 31 generally underperforming franchised restaurants closed and the elimination of royalties from the 9 restaurants we acquired from franchisees since July 2, 2006. This increase was partially offset by a $0.3 million decrease in franchise and related fees. Same-store sales of the franchised restaurants for the 2007 first half were relatively unchanged compared to the first half of 2006.

     We expect that our royalties and franchise and related fees will increase during the second half of 2007 as compared with the second half of 2006 as a result of the factors discussed in the comparison of the three-month periods.

Asset Management and Related Fees

     Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $2.1 million, or 7%, to $32.7 million for the six months ended July 1, 2007 from $30.6 million for the six months ended July 2, 2006. This increase principally reflects (1) a $3.0 million net increase in management fees from the net addition of 4 CDOs and 3 Funds since July 2, 2006, (2) a $1.1 million increase in structuring and other related fees associated with new CDOs and (3) a $0.2 million increase in management fees from existing CDOs and Funds. These increases were partially offset by (1) a $1.7 million decrease in incentive fees earned on existing CDOs principally due to the recognition of $1.2 million of previously deferred contingent fees on CDOs in the 2006 second quarter which did not recur in the 2007 first half and (2) a $0.3 million decrease in incentive fees from the REIT as a result of not meeting certain performance thresholds during the 2007 second quarter due primarily to a provision to increase the allowance for loan losses recognized by the REIT related to a particular borrower that filed for protection under Chapter 11 of the United States Bankruptcy Code.

     Our asset management and related fees will cease upon the completion of the Pending Deerfield Sale. However, if the Pending Deerfield Sale is not completed in 2007, we expect that our asset management and related fees for the second half of 2007 will be less than the second half of 2006, as discussed in the comparison of the three-month periods.

Cost of Sales, Excluding Depreciation and Amortization

     Our  cost  of  sales,  excluding  depreciation  and  amortization  resulted entirely from the Company-owned restaurants. Cost of sales increased $13.5 million, or 3%, to $399.9 million, resulting in a gross margin of 27%, for the six months ended July 1, 2007, from $386.4 million, resulting in a gross margin of 27%, for the six months ended July 2, 2006. The increase in cost of sales is principally attributable to the effect of the 41 net Company-owned restaurants added since July 2, 2006. Our overall gross margin was positively impacted by
(1) our continuing implementation of the more effective operational procedures of RTM at the restaurants we owned prior to the RTM Acquisition, (2) decreased beverage costs partially due to increased rebates received in the 2007 first quarter from a new beverage supplier we were in the process of converting to during the 2006 first quarter and (3) the effect of the selective price increases implemented in November 2006. These positive effects were offset by
(1) the price discounting  associated with the value program discussed above and
(2) increases in our cost of beef in the 2007 second quarter that more than offset decreases in the 2007 first quarter.

     As discussed in the comparison of the three-month periods, we expect our overall gross margin for the remainder of 2007 will be relatively consistent with the 2007 first half gross margin of 27%.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $1.8 million, or 16%, to $13.2 million for the six months ended July 1, 2007 from $11.4 million for the six months ended July 2, 2006 principally due to the hiring of additional personnel to support our current and anticipated growth in assets under management and increased incentive compensation levels of existing personnel.

     Our cost of services will cease upon completion of the Pending Deerfield Sale since our royalties and franchise and related fees have no associated cost of services.

Advertising and Promotions

     Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising, as well as point of sale materials and local restaurant marketing. These expenses decreased $1.5 million, or 4%, despite the increase in net sales, principally due to a decrease in spending for local restaurant marketing principally during the 2007 second quarter. We expect to shift a portion of this local spending to help fund an additional national advertising campaign in the second half of 2007.

     As discussed in the comparison of the three-month periods, we expect our advertising and promotions expenses for the second half of 2007 will be higher than the comparable period of 2006.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization decreased $4.8 million, or 4%, principally due to (1) a $5.1 million reduction in incentive compensation including $2.7 million representing our current estimate of the portion allocable to the Management Company, for which there was no similar allocation in the 2006 first half, as discussed in more detail in the comparison of the three-month periods, (2) $4.0 million of severance and related charges in connection with the replacement of three senior restaurant executives during our 2006 second quarter that did not recur in our 2007 first half and (3) a $0.6 million decrease in share-based compensation primarily due to the effect of some of our employee share-based awards becoming fully vested prior to April 1, 2007 partially offset by the effect of accelerated vesting of some of our restricted stock and equity interest awards as approved by the performance compensation subcommittee of our board of directors during the 2007 second quarter. These decreases were partially offset by (1) a $2.7 million increase in relocation costs in our restaurant segment principally attributable to additional estimated declines in market value and increased carrying costs related to homes we purchased for resale from relocated employees, (2) a $1.7 million increase in charitable contributions and (3) a $1.4 million increase in deferred compensation expense. Deferred compensation expense of $2.5 million in the 2007 first half and $1.1 million in the 2006 first half represents the increase in the fair value of investments in two Deferred Compensation Trusts, as discussed in more detail in the comparison of the three-month periods.

     General and administrative expenses associated with the Deerfield portion of our asset management segment, which were $11.8 million for the first half of 2007, will cease upon the completion of the Pending Deerfield sale. We expect lower corporate general and administrative expenses, for the reasons discussed in the comparison of the three-month periods.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $6.3 million, or 22%, principally reflecting (1) $2.3 million related to the 41 net restaurants added since July 2, 2006, (2) $1.9 million of asset impairment charges in the 2007 first half principally related to (a) asset management contracts for two CDOs, one of which was terminated early and the other of which no longer has any projected future cash flows to us, and (b) an underperforming restaurant, (3) $0.7 million related to losses on disposals of properties included in depreciation and amortization and (4) depreciation on additions to properties at existing restaurants.

Facilities Relocation and Corporate Restructuring

     The charge of $1.6 million in the 2006 first half consists of $1.0 million of general corporate charges related to the decision not to move our corporate offices to a leased facility in Rye Brook, New York and $0.6 million related principally to additional severance and retention compensation in connection with combining our restaurant operations, both as discussed in the comparison of the three-month periods. The charge of $79.4 million in the 2007 first half consists of general corporate severance of $79.2 million and a $0.2 million additional charge for employee relocation costs in connection with combining our restaurant operations. The general corporate charge of $79.2 million principally related to transferring substantially all of Triarc's senior executive responsibilities to the Arby's Restaurant Group executive team in Atlanta, Georgia, as discussed in more detail in the comparison of the three-month periods.

     As discussed in the comparison of the three-month periods, we expect to incur additional corporate restructuring charges aggregating approximately $10.4 million during the second half of 2007 and early 2008.

Loss on Settlement of Unfavorable Franchise Rights

     During the 2006 first half we recognized a loss on settlement of unfavorable franchise rights of $0.7 million in connection with an acquisition of nine restaurants in April 2006, for which there was no similar loss during the 2007 first half, as discussed in more detail in the comparison of the three-month periods.

Interest Expense

     Interest expense decreased $34.9 million, or 53%, principally reflecting a $35.5 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the Redemption, as discussed in more detail in the comparison of the three-month periods.

Loss on Early Extinguishments of Debt

     The loss on early extinguishments of debt of $13.4 million in the 2006 first half, which did not recur in the 2007 first half, consisted of (1) $12.5 million which resulted from the conversions and effective conversions of an aggregate $167.4 million of our 5% convertible notes due 2023, which we refer to as the Convertible Notes, into our class A and class B common stock, and consisted of $8.7 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock and the write-off of $3.8 million of related previously unamortized deferred financing costs and (2) a $0.9 million write-off of previously unamortized deferred financing costs in connection with the Term Loan Prepayment.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                         Six Months Ended
                                                                     -----------------------
                                                                     July 2,         July 1,
                                                                      2006            2007          Change
                                                                      ----            ----          ------
                                                                                 (In Millions)

      Interest income.............................................$    47.3        $    4.8       $  (42.5)
      Recognized net gains........................................      4.4            37.7           33.3
      Other than temporary unrealized losses......................     (0.1)           (2.3)          (2.2)
      Dividends...................................................      0.6             0.7            0.1
      Other.......................................................     (0.5)           (0.1)           0.4
                                                                  ---------        --------       --------
                                                                  $    51.7        $   40.8       $  (10.9)
                                                                  =========        ========       ========

     Our interest income decreased $42.5 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006. Our recognized net gains, as discussed in more detail in the comparison of the three-month periods, increased $33.3 million and included (1) a $12.8 million realized gain on the sale in the 2007 first quarter of one of our available-for-sale securities and (2) $8.4 million of gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Executives in connection with the settlement of the related obligation to the Executives during the 2007 second quarter. All of these recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments. The increase in other than temporary unrealized losses of $2.2 million reflected the recognition of impairment charges related to the decline in the market values of four of our available-for-sale investments in CDOs in the 2007 first half. Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

     As of July 1, 2007, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $14.2 million and $(2.1) million, respectively, included in "Accumulated other comprehensive income." We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Business

     The gain on sale of unconsolidated business of $2.3 million and $2.6 million in the 2006 and 2007 first half, respectively, was principally due to cash sales of a portion of our investment in Encore in each period.

Other Income, Net

     Other income, net decreased $3.2 million, principally reflecting (1) $1.7 million of gains recognized in the 2006 first half, which did not recur in the 2007 first half, on the sale of a portion of our investment in Jurlique, (2) a $0.6 million increase in the loss from a foreign currency derivative related to Jurlique which subsequently matured on July 5, 2007, (3) a $0.3 million decrease in equity in earnings of Encore, which we no longer account for under the equity method subsequent to May 10, 2007, as discussed in the comparison of the three-month periods and (4) a $0.3 million decrease in rental income on restaurants not operated by us.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our loss from continuing operations before income taxes and minority interests increased $38.6 million to $45.1 million in the 2007 first half from $6.5 million in the 2006 first half. This increase is attributed to a $77.8 million increase in facilities relocation and corporate restructuring charges partially offset by (1) a $13.4 million loss on early extinguishments of debt in the 2006 first half which did not recur in the 2007 first half, (2) the $12.8 million gain on sale of one of our available-for-sale securities in the 2007 first quarter with no similar gain in the 2006 second quarter and (3) the $8.4 million of gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Executives in the 2007 second quarter with no similar transfer in the 2006 second quarter. Each of these variances, together with the effects of the other variances, is discussed in the captions above.

     As discussed above, we recognized deferred compensation expense of $1.1 million in the 2006 first half and $2.5 million in the 2007 first half, within general and administrative expenses, for the net increases in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the
Executives. The related obligation was settled in the 2007 second quarter following the Executives' resignation and the assets in the Deferred Compensation Trusts were either distributed to the Executives or used to satisfy withholding taxes. Under GAAP, we were unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of $0.1 million in the 2006 first half and $8.6 million in the 2007 first half. The net investment income in the 2006 first half consisted principally of interest income. The net investment income in the 2007 first half consisted of $8.4 million of realized gains almost entirely attributable to the transfer of the investments to the Executives and $0.2 million of interest income. The unrealized net increase in the fair value of the investment retained by us of $3.2 million at July 1, 2007 will be recognized when that investment is sold.

(Provision for) Benefit From Income Taxes

     The benefit from income taxes represented a tax rate of 45% and 63% for the six months ended July 2, 2006 and July 1, 2007, respectively. The benefit rate for the six months ended July 1, 2007 is significantly higher than the rate for the comparable period in 2006 due principally to the effect of recognizing a previously unrecognized contingent tax benefit of $12.8 million in connection with the settlement of certain obligations to the Executives relating to the Deferred Compensation Trusts during the first half of 2007, for which the related expense was principally recognized in prior years for financial statement purposes.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries decreased $1.5 million principally reflecting (1) $2.4 million of minority interests in the Opportunities Fund in the 2006 first half which did not recur in the 2007 first half as a result of the Redemption in September 2006 and (2) a $1.0 million decrease due to lower income of Deerfield in the 2007 first half as compared with the 2006 first half, both partially offset by a $1.9 million correction in the 2007 first quarter of a prior period understatement of minority interests in income of consolidated subsidiaries which was not deemed to be material to our consolidated financial statements.

     Minority interests in income of consolidated subsidiaries are not expected to be significant following the completion of the Pending Deerfield Sale.

Loss From Discontinued Operations

     The loss from discontinued operations related to our closing two underperforming restaurants in the fourth quarter of 2006 and consists of a $0.2 million loss from operations in the 2006 first half and an additional $0.1 million loss on disposal in the 2007 first quarter. Our accompanying condensed consolidated statement of operations for the six months ended July 2, 2006 has been reclassified to report the results of operations of the two closed restaurants as discontinued operations.

Net Income (Loss)

     Our net loss increased $11.4 million to $20.9 million in the 2007 first half from $9.5 million in the 2006 first half attributed to the $49.8 million after tax effect of the increase in facilities relocation and corporate restructuring charges partially offset by (1) $12.8 million from the recognition of a previously unrecognized contingent tax benefit, (2) the $8.6 million after tax effect of the loss on early extinguishments of debt in the 2006 first half which did not recur in the 2007 first half, (3) the $8.2 million after tax effect from the gain on sale of one of our available-for-sale securities in the 2007 first quarter and (4) the $5.4 million after tax effect from the gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Executives in the 2007 second quarter, together with the after tax and applicable minority interest effects of the other variances discussed above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $27.6 million during the six months ended July 1, 2007 principally reflecting
(1) the provision, net of payments, for facilities relocation and corporate restructuring of $78.9 million, (2) depreciation and amortization of $35.4 million, (3) a share-based compensation provision of $6.9 million and (4) the receipt of a deferred vendor incentive, net of amount recognized, of $5.9 million, all partially offset by (1) net operating investment adjustments of $29.1 million, (2) a deferred income tax benefit of $28.8 million, (3) cash used by changes in operating assets and liabilities of $22.0 million and (4) our net loss of $21.0 million.

     The cash used by changes in operating assets and liabilities of $22.0 million principally reflects a $39.4 million decrease in accounts payable and accrued expenses and other current liabilities partially offset by a $16.5 million decrease in accounts and notes receivable. The decrease in accounts payable and accrued expenses and other current liabilities was principally due to the annual payment of previously accrued incentive compensation. The decrease in accounts and notes receivable resulted from collections of asset management incentive fees receivable that were recognized principally in the fourth quarter of 2006. Our asset management revenues are higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to the Funds which are based upon performance and are recognized when the amounts become fixed and determinable upon the close of a performance period. The net operating investment adjustments principally reflect (1) $26.1 million of other net recognized gains, net of other than temporary losses, including a $12.8 million gain realized on one specific available-for-sale security we sold in the 2007 first quarter and $8.4 million of gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Executives in the 2007 second quarter and (2) $9.3 million of net recognized gains from trading securities, derivatives and short positions in securities, both partially offset by $6.0 million of proceeds from sales of trading securities and net settlements of trading derivatives.

     Assuming the Pending Deerfield Sale is completed, we expect that our cash flows from continuing operating activities will use cash during the second half of 2007 as a result of (1) the severance and contractual settlement payments in connection with the corporate restructuring as discussed above in the comparison of the three-month periods under "Results of Operations - Facilities Relocation and Corporate Restructuring" and (2) the cessation of operating cash flows from Deerfield upon its sale.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was a deficit of $8.1 million at July 1, 2007, reflecting a current ratio, which equals current assets divided by current liabilities, of slightly less than 1.0:1. Working capital at July 1, 2007 decreased $169.3 million from $161.2 million at December 31, 2006, primarily due to (1) the reclassification of $91.8 million of net current assets in the Equities Account as non-current in connection with our entering into an agreement with the Management Company whereby we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (2) a $79.2 million increase in accrued expenses and other current liabilities and deferred compensation payable to the Executives and another former executive for severance to be settled through a combination of cash payments and the transfer of short-term investments in the 2007 second half in connection with our corporate restructuring, as discussed in more detail in the comparison of the three-month periods under "Results of Operations - Facilities Relocation and Corporate Restructuring."

     Our total capitalization at July 1, 2007 was $1,170.6 million, consisting of stockholders' equity of $435.2 million, long-term debt of $731.1 million, including current portion, and notes payable of $4.3 million. Our total capitalization at July 1, 2007 decreased $31.8 million from $1,202.4 million at December 31, 2006 principally reflecting (1) our net loss of $21.0 million, (2) dividends paid of $16.1 million and (3) the components of comprehensive loss that bypass net income of $6.7 million principally reflecting the reclassification of prior period unrealized holding gains into net income upon our sales of available-for-sale securities, all partially offset by a $10.8 million net increase in long-term debt, including current portion, and notes payable.

Credit Agreement

     We have a credit agreement, which we refer to as the Credit Agreement, for our restaurant segment. The Credit Agreement includes a senior secured term loan facility, which we refer to as the Term Loan, with a remaining principal balance of $556.6 million as of July 1, 2007 and a senior secured revolving credit facility of $100.0 million, under which there were no borrowings as of July 1, 2007. However, the availability under the facility as of July 1, 2007 was $93.4 million, which is net of a reduction of $6.6 million for outstanding letters of credit. The Term Loan has scheduled repayments of $3.1 million during the second half of 2007. In addition, the Term Loan requires annual prepayments of principal amounts resulting from excess cash flows of the restaurant segment and from certain events, both as determined under the Credit Agreement. No prepayments were required under the Term Loan during the 2007 first half and we do not expect that any will be required during the second half of 2007.

Sale-Leaseback Obligations

     We have outstanding $94.3 million of sale-leaseback obligations as of July 1, 2007, which relate to our restaurant segment and are due through 2027, of which $1.0 million is due during the second half of 2007.

Capitalized Lease Obligations

     We have outstanding $70.4 million of capitalized lease obligations as of July 1, 2007, which relate to our restaurant segment and extend through 2036, of which $1.9 million is due during the second half of 2007.

Convertible Notes

     We have outstanding at July 1, 2007, $2.1 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 52,000 shares of our class A common stock and 105,000 shares of our class B common stock. The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

Other Long-Term Debt

     We have outstanding a secured bank term loan payable through 2008 in the amount of $3.8 million as of July 1, 2007, of which $1.6 million is due during the second half of 2007. We also have outstanding $2.0 million under a revolving note as of July 1, 2007, which we refer to as the Revolving Note, which is due in 2009 but which we expect to repay at or prior to the completion of the Pending Deerfield Sale. Additionally, we have outstanding $1.9 million of leasehold notes as of July 1, 2007, which are due through 2018, of which $0.1 million is due during the second half of 2007.

Notes Payable

     We have outstanding $4.3 million of notes payable as of July 1, 2007. Of these, $2.8 million relate to our asset management segment and are secured by some of our short-term investments in preferred shares of CDOs as of July 1, 2007. These notes are non-recourse except in limited circumstances and have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, the respective preferred shares of CDOs, as well as a portion of the asset management fees to be paid to us from the respective CDOs. The other $1.5 million represents secured borrowings by an independently controlled advertising cooperative, which we refer to as AFA and which is consolidated as part of our restaurant segment, under a $3.5 million line of credit which expires in July 2008.

Revolving Credit Facilities

     We have $93.4 million available for borrowing under our restaurant segment's $100.0 million revolving credit facility as of July 1, 2007, which is net of the reduction of $6.6 million for outstanding letters of credit as noted above. In addition, our restaurant segment has a $30.0 million conditional funding commitment, of which $24.6 million was available as of July 1, 2007, from a real estate finance company for sale-leaseback financing for development and operation of Arby's restaurants. This conditional funding commitment currently ends on July 31, 2008. Additionally, AFA has $2.0 million available for borrowing under its $3.5 million line of credit. Our asset management segment has $8.0 million available under the Revolving Note as of July 1, 2007 which, upon completion of the Pending Deerfield Sale, would no longer be available.

Debt Repayments and Covenants

     Our total scheduled long-term debt and notes payable repayments during the second half of 2007 are $10.9 million consisting of $3.1 million under our Term Loan, $2.0 million expected to be paid under our Revolving Note, $1.9 million relating to capitalized leases, $1.6 million under our secured bank term loan, $1.2 million expected to be paid under our notes payable, $1.0 million relating to sale-leaseback obligations and $0.1 million under our leasehold notes.

     Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting,
(2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments,
(e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc. We were in compliance with all of these covenants as of July 1, 2007 and we expect to remain in compliance with all of these covenants during the remainder of 2007. In May 2007 we obtained an amendment to the Credit Agreement which revised certain of the covenants to make them less restrictive, including the leverage and interest coverage ratio tests. We incurred $1.2 million of deferred financing costs representing the fees paid to our lenders related to this amendment. As of July 1, 2007 there was $31.4 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

     A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities within our restaurant segment or of individual restaurants, which in many cases has not been prepared or reported. We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant segment for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases. Nevertheless, as of July 1, 2007, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that we are in default of any of those lease agreements. We do not believe that this non-compliance will have a material adverse effect on our condensed consolidated financial position or results of operations.

Contractual Obligations

     Our contractual obligations as reported in Item 7 of our Form 10-K included a $35.7 million obligation as of December 31, 2006 for deferred compensation payable to related parties. In the 2007 second quarter, following the resignation of the Executives, we settled this obligation which was previously due January 1, 2008. In addition, we entered into a two-year transition services agreement with the Management Company beginning June 30, 2007 under which the Management Company will provide us with a range of professional and strategic services for which we are obligated to pay $6.0 million during the second half of 2007 and an aggregate of $13.0 million during fiscal years 2008 and 2009. There were no other significant changes to our contractual obligations since December 31, 2006. However, we are currently unable to estimate the amount and timing of future cash tax payments relating to the potential settlement of uncertain income tax positions, the reserves for which have been determined in accordance with FASB Interpretation No. 48, which we refer to as Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." We adopted Interpretation 48 commencing with our 2007 first quarter. Our total reserves for uncertain income tax positions relating to continuing operations as determined under Interpretation 48 was $13.8 million as of July 1, 2007.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of July 1, 2007, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of July 1, 2007. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Prior to 2006 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $35.9 million as of July 1, 2007, including $34.5 million associated with the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2006, of our propane business if National Propane required the repurchase. As of July 1, 2007, we have net operating loss tax carryforwards sufficient to offset substantially all of the remaining deferred taxes.

     RTM guarantees the lease obligations of 23 RTM restaurants formerly operated by affiliates of RTM as of July 1, 2007, which we refer to as the Affiliate Lease Guarantees. The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations. In addition, RTM remains contingently liable for 21 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments. All of these lease obligations, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $37.0 million as of July 1, 2007, including approximately $32.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through July 1, 2007.


Capital Expenditures

     Cash capital expenditures amounted to $34.2 million during the 2007 first half. We expect that cash capital expenditures will be approximately $55.0 million during the second half of 2007 principally relating to (1) the opening of an estimated 25 new Company-owned restaurants, (2) remodeling some of our existing restaurants and (3) maintenance capital expenditures for our Company-owned restaurants. We have $33.8 million of outstanding commitments for capital expenditures as of July 1, 2007, of which $26.8 million is expected to be paid during the second half of 2007.

Dividends

     On March 15, 2007 and June 15, 2007 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $16.1 million. On August 9, 2007, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, payable on September 15, 2007 to holders of record on September 1, 2007. Our board of directors has determined that until December 30, 2007 regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividends paid on each share of class A common stock, but has not yet made any similar determination beyond that date. Accordingly, after December 30, 2007, our class B common stock will be entitled to participate at least equally on a per share basis with our class A common stock in any cash dividends. We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay regular quarterly cash dividends for the fourth quarter of 2007 at the same rates as to be paid in our 2007 third quarter, our total cash requirement for dividends for the second half of 2007 would be $16.1 million based on the number of our class A and class B common shares outstanding at July 31, 2007.

Income Taxes

     The statute of limitations for examination by the Internal Revenue Service, which we refer to as the IRS, of our Federal income tax return for the year ended December 29, 2002 expired during 2006 and years prior thereto are no longer subject to examination. Our Federal income tax returns for years subsequent to December 29, 2002 are not currently under examination by the IRS although some of our state income tax returns are currently under examination. We have received notices of proposed tax adjustments aggregating $6.4 million in connection with certain of these state income tax returns. However, we are contesting these proposed adjustments and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A and/or class B common stock. We did not make any treasury stock purchases during the 2007 first half and we cannot assure you that we will repurchase any shares under this program in the future.

Universal Shelf Registration Statement

     In December 2003, the Securities and Exchange Commission, which we refer to as the SEC, declared effective a Triarc universal shelf registration statement in connection with the possible future offer and sale, from time to time, of up to $2.0 billion of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities. Unless otherwise described in the applicable prospectus supplement relating to any offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt. We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Business Acquisitions

     We continue to evaluate strategic opportunities to enhance the value of our Company, which may include business acquisitions within the restaurant industry.

Cash Requirements

     Our consolidated cash requirements for continuing operations for the second half of 2007 anticipate the use of cash for operating activities, including the severance payments in connection with our corporate restructuring as discussed above in "Results of Operations - Facilities Relocation and Corporate Restructuring." Our cash requirements other than operating cash flow requirements for the second half of 2007, consist principally of (1) cash capital expenditures of approximately $55.0 million, (2) a maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and/or class B common stock for treasury under our current stock repurchase program, (3) regular quarterly cash dividends aggregating approximately $16.1 million, (4) scheduled debt principal repayments aggregating $10.9 million, (5) any prepayments under our Credit Agreement and (6) the cost of business acquisitions, if any. We anticipate meeting all of these requirements, including the requirements for operations, through (1) the use of our liquid current assets, (2) borrowings under our restaurant segment's revolving credit facility of which $93.4 million is currently available, (3) the remaining $24.6 million available under the conditional funding commitment for sale-leaseback financing from the real estate finance company, (4) proceeds from the completion of the Pending Deerfield Sale, net of payments required to concurrently repurchase minority interests in Deerfield held by affiliates of one of its executives who is a former director of ours, as discussed in more detail below under "Pending Deerfield Sale," (5) proceeds from sales, if any, of our remaining investments and (6) proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Pending Deerfield Sale

     On April 19, 2007, we entered into a definitive agreement whereby the REIT will acquire Deerfield. Deerfield represents substantially all of our asset management business segment. At July 1, 2007, we owned 2.6% of the REIT and account for our investment in the REIT in accordance with the equity method. The total consideration to be received by us and the other members of Deerfield was valued at approximately $300.0 million as of April 19, 2007, consisting principally of $145.0 million in cash, 9,635,000 shares of the REIT, which had a market value of approximately $145.0 million based upon the average of the closing prices of the REIT common stock for the ten trading days prior to April 19, 2007, which we refer to as the REIT Average Stock Price, of $15.05 per share, the distribution of 330,000 shares of the REIT currently owned by Deerfield to the selling members, which had a market value based upon the REIT Average Stock Price of approximately $5.0 million and cash distributions from Deerfield to the selling members. The consideration to be received by us and other members of Deerfield is subject to adjustment under certain circumstances, including a deduction for any amount outstanding under the revolving note of Deerfield, which is $2.0 million as of July 1, 2007. Based on the REIT Average Stock Price of $15.05, we would receive minimum consideration of approximately $170.0 million before expenses and amounts to be held in escrow for our capital interest of 63.6% and our profits interest of at least 52.3% in Deerfield.
However, at July 1, 2007, the market price of the REIT common stock was $14.63 per share and as of July 31, 2007 was $10.97 per share and has continued to decline subsequent to that date. The total consideration that we will receive, including the number of shares we will receive in the REIT, is dependent upon our profits interest in Deerfield and the actual price of the REIT common stock at the time of closing. A portion of the consideration, in the form of approximately 2.5 million shares of the REIT issuable in the transaction, will be deposited into an escrow account to be used to satisfy any indemnification claims related to Deerfield and will not be reflected as consideration until released from escrow. The Pending Deerfield Sale is subject to customary closing conditions, including as of July 1, 2007, approval by the REIT stockholders, the finalization of funding under a financing commitment received by the REIT for the cash portion of the sales price and a registration statement covering resale of the REIT shares to be received by us being declared effective by the SEC. On August 9, 2007, the REIT stockholders approved the Pending Deerfield Sale. The sale is currently expected to close on August 14, 2007 and we currently expect the sale will result in significantly lower proceeds than the approximate $300.0 million set forth above as a result of the decline in the market price of the REIT common stock previously disclosed.

     Two of Deerfield's executives, one of whom is a former director of ours, in the aggregate currently hold approximately one-third of the capital interests and profit interests in Deerfield. Those executives have rights, which we refer to as the Put Rights, under Deerfield's existing operating agreement to require us to acquire, for cash, a substantial portion of their interests in Deerfield under certain circumstances. In that regard, the Put Right of one of those executives can be exercised upon the sale of Deerfield and in May 2007 that executive gave notice exercising his right to require us to purchase his approximate one-quarter interests in Deerfield concurrent with the closing of the Pending Deerfield Sale, which we refer to as the Put Exercise. Since this executive has the right to be paid in cash, the amount to be paid to such executive is not affected by any change in the common stock price of the REIT subsequent to April 19, 2007 and is currently estimated to be between $70.0 million and $75.0 million. We, however, would receive a combination of cash and shares issued by the REIT for such interests upon the sale of Deerfield of which a portion of the shares will be held in escrow. Subsequent to the closing of the Pending Deerfield Sale and assuming we receive all of the shares held in escrow for which we are entitled, and the additional shares to be received from the sale of the Deerfield interests to be acquired under the Put Exercise, we expect that we will own approximately 15% of the REIT, including 1.0 million shares of the REIT, or approximately 2%, that are currently held in deferred compensation trusts that will be distributed to the Executives during the second half of 2007.

     The results of operations of Deerfield have been included in the accompanying condensed consolidated financial statements for the three-month and six-month periods ended July 2, 2006 and July 1, 2007 and will continue to be reported in our results of operations through the date of the Pending Deerfield Sale. We do not anticipate that Deerfield will be reported as a discontinued operation since we will have significant continuing involvement in the operations of Deerfield after the sale through the significant number of REIT shares that we will own subsequent to the closing of the Pending Deerfield Sale.

     Summary financial data for Deerfield, which, as discussed above, represents substantially all of our asset management business segment, as of and for the six months ended July 1, 2007 is as follows (in thousands):

                   Total assets..............................$     128,508
                   Revenues..................................       32,719
                   Operating profit..........................        4,001
                   Income from continuing operations before
                     income taxes and minority interests.....        3,268

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

     In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $0.8 million as of July 1, 2007. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Application of Critical Accounting Policies

     The only significant change to the application of our critical accounting policies since December 31, 2006 as disclosed in Item 7 of our 2006 Form 10-K results from our adoption of Interpretation 48 effective January 1, 2007. As a result, we now measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement. In accordance with this method, as of January 1, 2007 we recognized an increase in our reserves for uncertain income tax positions of $4.8 million and an increase in our liability for interest and penalties related to uncertain income tax positions of $0.7 million, both partially offset by an increase in our deferred income tax benefit of $3.2 million and a reduction in the tax related liabilities of discontinued operations of $0.1 million, with the net effect of $2.2 million decreasing retained earnings as of that date.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter. Further, while our asset management business is not directly affected by seasonality, our asset management revenues are higher in our fourth quarter as discussed in the comparison of the three-month periods under "Results of Operations - Asset Management and Related Fees." However, our asset management and related fees will cease upon completion of the Pending Deerfield Sale as discussed above under "Pending Deerfield Sale."

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," which we refer to as SFAS 157. SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability. The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption. SFAS 157 is, with some limited exceptions, to be applied prospectively and is effective commencing with our first fiscal quarter of 2008. We do not believe that the adoption of SFAS 157 will result in any change in the methods we use to measure the fair value of those financial assets and liabilities we currently hold that require measurement at fair value. We will, however, be required to present the expanded fair value disclosures upon adoption of SFAS 157.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which we refer to as SFAS 159. SFAS 159 does not mandate but permits the measurement of many financial instruments and certain other items at fair value providing reporting entities the opportunity to mitigate volatility in reported earnings, without having to apply complex hedge accounting provisions, caused by measuring related assets and liabilities differently. SFAS 159 will require the reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will also require expanded disclosures related to its application. SFAS 159 is effective commencing with our first fiscal quarter of 2008. SFAS 159 was only recently issued and we have not yet evaluated whether we will elect the fair value option for financial instruments and certain other items, nor have we evaluated the effect any such election may have on our consolidated financial position and results of operations.

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

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1A."

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the six months ended July 1, 2007.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of July 1, 2007 our notes payable and long-term debt, including current portion, aggregated $735.4 million and consisted of $562.4 million of variable-rate debt, $164.7 million of capitalized lease and sale-leaseback obligations, $4.3 million of variable-rate notes payable and $4.0 million of fixed-rate debt. We continue to have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the $556.6 million outstanding principal amount of our variable-rate senior secured term loan borrowings until September 30, 2008, October 30, 2008 and October 30, 2008, respectively. The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders' equity in our accompanying condensed consolidated balance sheet to the extent of the effectiveness of these hedges. There was no ineffectiveness from these hedges through July 1, 2007. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations. In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $3.8 million principal amount was outstanding as of July 1, 2007, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%. The fair value of our fixed-rate debt will increase if interest rates decrease. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase. See below for a discussion of how we manage this risk.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first half of 2007. However, on July 5, 2007 the put and call arrangement whereby we had limited the overall foreign currency risk on our cost-method investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique, matured. In connection with the maturity, we made a net payment of $1.3 million. Subsequent to this maturity, we will have exposure to foreign currency risk related to our entire remaining investment in Jurlique, which has a carrying value of $8.5 million, to the extent we do not enter another such arrangement.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by our Chairman, who is also our former Chief Executive Officer, our Vice Chairman, who is also our former President and Chief Operating Officer and a director, who is also our former Vice Chairman. The Equities Account is invested principally in the equity securities, including through derivative instruments, of a limited number of publicly-traded companies. The Equities Account, including cash equivalents, had a fair value of $108.6 million as of July 1, 2007. As of July 1, 2007, the investment derivatives we held, principally in the Equities Account, consisted of (1) a total return swap on an equity security,
(2) put and call combinations on equity  securities,  (3) market put options and
(4) stock options. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment holdings of various issuers, types and maturities. As of July 1, 2007 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...............................$      101,335
      Short-term investments not pledged as collateral.......................................        35,424
      Short-term investments pledged as collateral...........................................         7,531
      Investment settlements receivable......................................................        13,047
      Non-current restricted cash equivalents................................................        41,575
      Non-current investments................................................................        93,279
                                                                                             --------------
                                                                                             $      292,191
                                                                                             ==============

      Investment settlement payable included in "Other liabilities"..........................$         (926)
                                                                                             ==============

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted of cash in mutual fund money market and bank money market accounts and cash in interest-bearing brokerage and bank accounts with a stable value.

     At July 1, 2007 our investments were classified in the following general types or categories (in thousands):

                                                                                           Carrying Value
                                                                         At Fair       ----------------------
                         Type                             At Cost       Value (d)      Amount         Percent
                         ----                             -------       ---------      ------         -------

      Cash equivalents (a)............................$    101,335    $    101,335   $    101,335      35%
      Investment settlements receivable (b)...........      13,047          13,047         13,047       4%
      Restricted cash equivalents.....................      41,575          41,575         41,575      14%
      Current and non-current investments accounted
        for as available-for-sale securities (c)......      61,838          72,242         72,242      25%
      Investments held in deferred compensation
        trusts accounted for at:
           Equity.....................................      15,000          14,630         13,186       4%
           Cost.......................................       4,952           9,898          4,952       2%
           Available-for-sale.........................       3,322           5,017          5,017       2%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....       9,474          20,701          9,474       3%
      Other current and non-current investments
        accounted for at:
           Cost.......................................      14,571          18,530         14,571       5%
           Equity.....................................       4,949           4,764          4,781       2%
           Fair value ................................       5,226          12,011         12,011       4%
                                                      ------------    ------------   ------------    ----
      Total cash equivalents and
        investment positions..........................$    275,289    $    313,750   $    292,191     100%
                                                      ============    ============   ============    ====

      Investment settlement payable...................$       (926)   $       (926)  $       (926)    N/A
                                                      ============    ============   ============

---------------
(a)  Includes $448,000 of cash equivalents held in deferred compensation trusts.

(b)  Includes $539,000 held in deferred compensation trusts.

(c) Fair value and carrying value include $7,531,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $2,800,000.

(d) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss, or included as a component of net income or net loss, respectively. At July 1, 2007, we held no trading securities. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments are similar to trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. As of July 1, 2007, our only investment accounted for under the equity method is in a publicly traded real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options of the real estate investment trust, which we received as share-based compensation, and which we refer to as the Restricted Investments. Other than the vested portion of the restricted stock of the real estate investment trust, which we account for in accordance with the equity method of accounting, the Restricted Investments are accounted for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     Our estimate of market risk exposure is presented below for each class of financial instruments held by us at July 1, 2007 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. As of July 1, 2007, we did not hold any market risk sensitive instruments which were entered into for trading purposes, so the table below reflects those entered into for purposes other than trading. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

                                                                 Carrying       Interest        Equity          Foreign
                                                                   Value        Rate Risk     Price Risk    Currency Risk
                                                                   -----        ---------     ----------    -------------
      Cash equivalents........................................$   101,335    $        --     $        --    $        --
      Investment settlements receivable.......................     13,047             --              --             --
      Restricted cash equivalents.............................     41,575             --              --             --
      Available-for-sale equity securities....................     65,355             --          (6,536)            --
      Available-for-sale preferred shares of CDOs.............     11,904         (1,457)             --            (74)
      Investment in Jurlique..................................      8,504             --            (850)          (603)
      Investment derivatives..................................     10,042             --          (6,733)          (543)
      Other investments.......................................     40,429         (1,783)         (2,053)           (20)
      Interest rate swaps in an asset position................      2,323         (2,272)             --             --
      Investment settlement payable ..........................       (926)            --              --             --
      Foreign currency put and call arrangement in a net
         liability position...................................     (1,209)            --              --         (1,119)
      Notes payable and long-term debt, excluding
         capitalized lease and sale-leaseback obligations.....   (570,632)       (22,752)             --             --

     The sensitivity analysis of financial instruments held at July 1, 2007 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at July 1, 2007 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

                                                                           Range                Weighted Average
                                                                           -----               ----------------
   CDOs underlying preferred shares..............................1 1/3 years - 27 1/2 years       5 1/3 years
   Debt securities included in other investments (principally held by investment limited partnerships and similar
     investment entities)........................................           (a)                     10 years

---------------
(a) Information is not available for the underlying debt investments of these entities.

     The interest rate risk for each of these investments in debt securities and the preferred shares of CDOs reflects the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. As of July 1, 2007, our cash equivalents and restricted cash equivalents consisted of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value, and thus are assumed to have no associated interest rate risk.

     As of July 1, 2007, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $566.7 million of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations. Our variable-rate notes payable and long-term debt outstanding as of July 1, 2007 had a weighted average remaining maturity of approximately 4 1/2 years. However, as discussed above under "Interest Rate Risk," we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt. The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations. We only have $4.0 million of fixed-rate debt as of July 1, 2007, for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

     The foreign currency risk presented for our investment in Jurlique as of July 1, 2007 excludes the portion of risk that is hedged by the foreign currency put and call arrangement. The foreign currency risk presented with respect to the foreign currency put and call arrangement as of July 1, 2007 represents the potential impact the indicated change has on the net fair value of such financial instrument and on our financial position and results of operations and has been determined by an independent broker/dealer. However, as discussed above under "Foreign Currency Risk," the put and call arrangement matured on July 5, 2007. For investments held since December 31, 2006 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

Item 4.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

Change in Internal Control Over Financial Reporting

     We acquired the RTM Restaurant Group ("RTM") in July 2005. Prior to our acquisition, RTM was privately held and had no public reporting obligations with the SEC. As previously reported, there had been certain deficiencies in RTM's systems, procedures and internal control over financial reporting, which we have continued to remediate. In addition, during the fiscal second quarter of 2007, our restaurant business implemented new accounting systems. In cases where the functions of the new systems were not fully operational as of the end of the 2007 second quarter, we relied on existing procedures and controls or utilized supplementary procedures and controls. We are continuing to work toward the full utilization of the new systems and expect to complete that process during the remainder of 2007.

     Effective June 30, 2007, the Chief Executive Officer of our subsidiary, Arby's Restaurant Group, Inc. ("ARG"), was appointed as our Chief Executive Officer and, accordingly, participated in the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures noted above.

     We are currently in the process of a corporate restructuring, pursuant to which we will transfer our headquarters operations function to ARG in Atlanta, Georgia. Since much of this transition will occur during our fiscal third quarter of 2007, the related changes did not significantly impact the operation of our system of internal controls as of the end of the period covered by this Quarterly Report.

     There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

     There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

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

o our removal as investment manager of the real estate investment trust or one or more of the collateral debt obligation vehicles (CDOs) or other accounts we manage, or the reduction in our CDO management fees because of payment defaults by issuers of the underlying collateral or the triggering of certain structural protections built into CDOs;

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

o the impact of general economic conditions on consumer spending or securities investing, including a slower consumer economy and the effects of war or terrorist activities and;

o other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K") (see especially "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1A.  Risk Factors.

     In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 (the "First Quarter Form 10-Q"), which could materially affect our business, financial condition or future results. There were no material changes from the risk factors previously disclosed in our Form 10-K and our First Quarter Form 10-Q during the fiscal quarter ended July 1, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second fiscal quarter of 2007:


                     Issuer Repurchases of Equity Securities

-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                              Total Number of       Average Price Paid Per     Publicly Announced Plan     May Yet Be Purchased
         Period              Shares Purchased               Share                        (1)                Under the Plan (1)
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
      April 2, 2007           1,196 Class A(2)         $18.40 - Class A                  ---                   $50,000,000
         through             25,819 Class B(2)         $17.18 - Class B
     April 29, 2007
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
     April 30, 2007          3,719 Class A(2)          $17.63 - Class A                  ---
         through             7,442 Class B(2)          $16.47 - Class B                                        $50,000,000
      May 27, 2007
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
      May 28, 2007
         through            151,820 Class B(2)              $15.72                       ---                   $50,000,000
      July 1, 2007
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------
          Total               4,915 Class A(2)          $17.82 - Class A                  ---
                            185,081 Class B(2)          $15.96 - Class B                                       $50,000,000
-------------------------- ---------------------- --------------------------- -------------------------- -------------------------

(1) On June 30, 2007, our then existing $50 million stock repurchase expired. No transactions were effected under this stock repurchase program during the second fiscal quarter of 2007. On July 1, 2007 a new stock repurchase program became effective pursuant to which we may repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock, Series 1 during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warrant and to the extent legally permissible.
(2) Reflects shares of Class A Common Stock or Class B Common Stock, Series 1, tendered as payment of (i) the exercise price of stock options, or related statutory minimum withholding taxes, under the Company's Amended and Restated Equity Participation Plans or (ii) tax withholding obligations in respect of the vesting of shares of restricted stock issued to employees under the Company's Amended and Restated 2002 Equity Participation Plan. The shares were valued at the closing prices of the Class A Common Stock or Class B Common Stock, Series 1, on the respective dates of exercise of such stock options or, as applicable, the vesting date for such shares of restricted stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 5, 2007, we held our Annual Meeting of Stockholders. As previously announced, at the Annual Meeting Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Edward P. Garden, Joseph A. Levato, David E. Schwab II, Roland C. Smith, Raymond S. Troubh, Gerald Tsai, Jr., Russell V. Umphenour, Jr. and Jack
G. Wasserman were elected to serve as Directors. Stockholders also approved Proposal 2, an amendment to the Company's Amended and Restated 2002 Equity Participation Plan, as described in the proxy statement, Proposal 3, an amendment to the Company's 1999 Executive Bonus Plan, as described in the proxy statement, and Proposal 4, ratifying the appointment of Deloitte & Touche LLP as our independent registered public accountants.

         The voting on the above matters is set forth below:

         Nominee                            Votes For         Votes Withheld
         -------                            ---------         --------------

         Nelson Peltz                       31,097,568          589,914
         Peter W. May                       31,084,935          602,547
         Hugh L. Carey                      31,151,910          535,571
         Clive Chajet                       30,924,677          762,805
         Edward P. Garden                   31,079,287          608,195
         Joseph A. Levato                   30,927,624          759,858
         David E. Schwab II                 31,081,464          606,018
         Roland C. Smith                    30,742,754          944,728
         Raymond S. Troubh                  30,767,181          920,301
         Gerald Tsai, Jr.                   28,509,730        3,177,751
         Russell V. Umphenour, Jr.          30,926,745          760,737
         Jack G. Wasserman                  30,933,501          753,981

     Proposal 2 - There were 30,435,778 votes for, 1,227,643 votes against and 24,053 abstentions. There were no broker non-votes for this item.
     Proposal 3 - There were 30,667,993 votes for, 990,523 votes against and
                  28,957 abstentions. There were no broker non-votes for this item.
     Proposal 4 - There were 31,629,058 votes for, 49,596 votes against and
                  8,825 abstentions. There were no broker non-votes for this item.

Item 5.  Other Information.

Sale of Deerfield & Company LLC
-------------------------------

     In connection with our corporate restructuring, on April 19, 2007 a definitive agreement (the "Merger Agreement") was entered into pursuant to which Deerfield Triarc Capital Corp. ("DFR"), a diversified financial company that is externally managed by a subsidiary of Deerfield & Company LLC ("Deerfield"), will acquire Deerfield, a Chicago-based fixed income asset manager in which we own a controlling interest.

     The total consideration to be received by us and other members of Deerfield, consists of $145 million in cash, approximately 9.6 million shares of DFR common stock (having a value as of April 19, 2007, the date of the Merger Agreement, of approximately $145 million, based on the average of the closing prices of DFR common stock over the 10 trading days prior to April 19, 2007 (the "DFR Average Stock Price") of $15.05 per share), the distribution prior to the closing of approximately 330,000 shares of DFR common stock currently owned by Deerfield, and cash distributions from Deerfield to the selling members of Deerfield of approximately $6.0 million plus amounts for taxes relating to pre-closing periods, for an aggregate consideration of approximately $300 million (as of the date of the Merger Agreement). The consideration to be received by us and the other members of Deerfield is subject to adjustment under certain circumstances, including a deduction for any amount outstanding under a revolving note of Deerfield, the principal amount of which was $2.0 million as of July 1, 2007. Of the 9.6 million shares of DFR common stock, approximately
2.5 million shares will be deposited into an escrow account and will be available to satisfy the post-closing indemnification and other payment obligations of us and the other pre-closing members of Deerfield. Barring any outstanding indemnification claims, the escrow fund will terminate one year from the closing date of the merger and any remaining shares of DFR common stock and other assets in the escrow fund will be released to the pre-closing members of Deerfield, including Triarc. Based on the DFR Average Stock Price, we would receive a minimum of approximately $170 million, before expenses and including any amounts held in escrow, in consideration for our capital interest of approximately 64% and our profits interest of at least 52% in Deerfield. However, at July 31, 2007, the closing market price of the DFR common stock was $10.97 per share and the market price of the DFR common stock has declined since that date.

     Certain affiliates of Gregory H. Sachs, a former director of Triarc, the founder of Deerfield and a director and the chairman and chief executive officer of Deerfield and its subsidiaries, have the right, under Deerfield's existing operating agreement, to require Triarc to purchase for cash all or a portion of the membership interests in Deerfield held by these affiliates of Mr. Sachs (the "Sachs Affiliated Parties") simultaneously with the merger. The Sachs Affiliated Parties hold in the aggregate 25.854% of the capital interests and 24.988% of the profits interests in Deerfield.

     On May 25, 2007, the Sachs Affiliated Parties, Deerfield and Triarc entered into a letter agreement (the "Put Exercise Agreement") pursuant to which the Sachs Affiliated Parties irrevocably exercised their right to require Triarc to purchase for cash all of the membership interests in Deerfield held by the Sachs Affiliated Parties simultaneously with the completion of the Merger. In the Put Exercise Agreement, the parties agreed that the purchase price for all of the membership interests in Deerfield held by the Sachs Affiliated Parties will be based on a total equity value of Deerfield (negotiated by the parties for this purpose only) equal to $285,373,000 minus the amount of the Severance Benefit (as defined below) and the Pro Rata Bonus (as defined below) that actually reduces the aggregate cash consideration payable to the members of Deerfield under the Merger Agreement. If the parties had not agreed on a purchase price, pursuant to Deerfield's operating agreement, an independent third party valuation firm would have determined the price to be paid by Triarc for the membership interests in Deerfield held by the Sachs Affiliated Parties.

     In connection with this exercise, Mr. Sachs tendered his irrevocable resignation as a director and as chairman and chief executive officer of Deerfield and its subsidiaries, effective upon completion of the Merger. The Put Exercise Agreement provides that Mr. Sachs' resignation will be treated under his employment agreement as a termination by Deerfield of Mr. Sachs without "cause", entitling him to a severance benefit in an amount equal to the annual base salary (currently $1.0 million) Mr. Sachs would have received had he remained employed with Deerfield and its subsidiaries from the closing date of the Merger through July 22, 2009 (the "Severance Benefit") and a pro rata bonus for 2007 equal to the amount determined in accordance with Mr. Sachs' existing employment agreement (the "Pro Rata Bonus"). As previously announced, Mr. Sachs decided not to stand for reelection as a director of Triarc at Triarc's 2007 annual meeting. It is anticipated, however, that Mr. Sachs will remain as a director of DFR.

     The Put Exercise Agreement also provides that the Sachs Affiliated Parties will remain members of Deerfield until the closing of the Merger Agreement, and therefore will participate in any distributions made by Deerfield until then pursuant to the Merger Agreement. The Sachs Affiliated Parties, however, will not be considered members of Deerfield for purposes of the payment of aggregate merger consideration or the post-closing indemnification provisions contained in the Merger Agreement.

     It is anticipated that a separate agreement will be entered into governing certain other aspects relating to Mr. Sachs' departure from Deerfield upon completion of the merger.

     The merger, which is expected to close during the 2007 third quarter, is subject to customary closing conditions, including, without limitation, the receipt by DFR of financing for the cash portion of the purchase price and related transaction costs, receipt of certain third party consents, a registration statement for the DFR shares to be received being declared effective by the Securities and Exchange Commission and other conditions set forth in the definitive agreement. On August 9, 2007, the transaction was approved by DFR stockholders representing (1) a majority of the votes cast at a meeting to approve the transaction and (2) a majority of the votes cast by stockholders not affiliated with Deerfield. When the transaction closes, DFR will discontinue the use of "Triarc" in its name. However, there can be no assurance that the sale of Deerfield will be completed.

     As a result of the foregoing transactions, we expect to own approximately 15% of DFR's common stock (which amount includes the shares of DFR common stock that are to be held in escrow and 1.0 million shares (or approximately 2% of DFR's common stock) that are held in deferred compensation trusts that will (as described below under "Corporate Restructuring") be distributed to our Chairman and Vice Chairman in December 2007). Options for the shares of DFR common stock to be received in the transaction are under review and could include a special dividend or distribution to shareholders of such shares. In 2006, in addition to regular quarterly cash dividends, we declared special extraordinary cash dividends on our outstanding common stock totaling $0.45 per share.

     Following completion of the sale of Deerfield, our sole operating business will be our Arby's restaurant business. We expect to change our name to reflect our new identity as a publicly traded restaurant company. Arby's is the franchisor of the Arby's restaurant system and the owner and operator of over 1,000 Arby's restaurants. There are approximately 3,600 Arby's restaurants worldwide. Our goal is to increase shareholder value by growing our restaurant business organically and through acquisitions of other restaurant companies.

Corporate Restructuring
-----------------------

     As noted above, following the completion of the sale of Deerfield, our sole operating business will be our Arby's restaurant business. To facilitate our transition to a "pure play" restaurant company and to reduce corporate costs, we are in the process of consolidating our corporate operations and headquarters in Atlanta, Georgia and transferring our senior executive responsibilities to the Arby's Restaurant Group, Inc. ("ARG") executive team in Atlanta, which will eliminate the need to maintain a New York City headquarters.

     In connection with this corporate restructuring, in July 2007 we entered into an agreement with Trian Fund Management, L.P. ("Trian Mgmt."), an investment management firm that was founded in November 2005 by Messrs. Nelson Peltz, (our Chairman), Peter W. May (our Vice Chairman) and Edward P. Garden (a director of Triarc and our former Vice Chairman), pursuant to which Trian Mgmt. subleases one of the floors of our New York headquarters (the "Sublease"). Under the terms of the Sublease, Trian Mgmt. will pay us an amount equal to the rent that we pay plus an amount reflecting a portion of the increase in the monthly fair market value of our leasehold interest. Trian Mgmt. is also responsible for property taxes and the other costs related to the use of the floor. Either party may terminate the sublease upon 60 days notice. We also sold substantially all of the properties and other assets that we owned and used at our New York headquarters and other corporate facilities to Trian Mgmt. for an aggregate purchase price of $1,808,100 (including applicable sales taxes).

     In connection with the corporate restructuring, we also assigned, as of June 30, 2007, the lease for a corporate facility to Trian Mgmt. Pursuant to the assignment, we have no further obligations under the lease. The security deposit for the facility will remain our property and, upon the expiration of the lease, is to be returned to us in full.

     We also intend to assign our 25% fractional interest in a helicopter to Trian Mgmt., although the terms of such assignment have not yet been finalized. Pending that assignment, Trian Mgmt. has agreed to pay the monthly management fee and other costs related to the fractional interest in the helicopter. It is expected that subsequent to the assignment, we will have no further rights or obligations under the terms of the agreements applicable to the fractional interest.

     In August 2007, we entered into time share arrangements whereby Trian Mgmt. and its principals (including our Chairman and Vice Chairman) may use our corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft.

     As previously reported, in connection with the corporate restructuring, on June 29, 2007, Nelson Peltz and Peter W. May resigned as our Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively. Such resignations were in accordance with the contractual settlements that they entered into with us in April 2007. In accordance with these contractual settlements, we have funded our payment obligations, net of withholding taxes, to Messrs. Peltz and May in separate rabbi trusts for their benefit and the payment  of the  amounts in the trusts  will be made to them in  December  2007.
Messrs.  Peltz  and  May  continue  to  serve  on our  Board  of  Directors,  as non-executive Chairman and Vice-Chairman, respectively, and remain large shareholders of Triarc. Roland C. Smith, the Chief Executive Officer of ARG was appointed Chief Executive Officer of Triarc effective June 30, 2007. Mr. Smith has served as Chief Executive Officer of ARG since April 2006 and as a member of Triarc's Board of Directors since June 2007. Mr. Smith also served as President of ARG from April 2006 to June 2006.

     Also as previously reported, in connection with the corporate restructuring and the departures of Messrs. Peltz and May and nearly all of the senior members of our management team, we entered into a transition services agreement, which commenced on June 30, 2007 (the "Services Agreement"), with Trian Mgmt. pursuant to which Trian Mgmt. provides us with a range of professional and strategic services. In addition, our indirect subsidiary, TCMG-MA, LLC, entered into an amended and restated Investment Management Agreement with Trian Mgmt (the "Amended and Restated Investment Management Agreement") regarding a Trian Mgmt managed account that co-invests on a parallel basis with the equity investment funds managed by Trian Mgmt.

     The contractual settlements and other related agreements with Messrs. Peltz and May referred to above were negotiated and approved by a Special Committee of independent members of our Board of Directors consisting of the following directors: David E. Schwab II (Chair), Joseph A. Levato (Vice Chair), Clive Chajet and Raymond S. Troubh (and, as applicable, recommended by the Compensation Committee and Performance Compensation Subcommittee). The Special Committee was advised by independent outside counsel and worked with the Board's Compensation Committee and Performance Compensation Subcommittee and its independent outside counsel and independent compensation consultant.

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

3.2 By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated July 3, 2007 (SEC file no. 1-2207).

3.3 Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

10.1 Amendment No. 2, dated as of May 21, 2007 to that certain Credit Agreement dated as of July 25, 2005 among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, Citicorp North America, Inc., as administrative agent for the Lenders and Issuers and as collateral agent for the Secured Parties, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents for the Lenders and Issuers, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents for the Lenders and Issuers, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 25, 2007 (SEC file no. 1-2207).

10.2 Letter Agreement dated as of May 25, 2007, among Sachs Capital Management, LLC, Spensyd Asset Management LLLP, Deerfield & Company LLC and Triarc Companies, Inc., incorporated herein by reference to Exhibit
        10.1 to Triarc's Current Report on Form 8-K dated May 30, 2007 (SEC file no. 1-2207).

10.3 Amendment No. 2 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit
        10.1 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207).

10.4 Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207).

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

10.6 Amended and Restated Amendment No. 1 to Employment Agreement between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

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

10.11 Settlement Agreement and Mutual Release, dated as of July __, 2007, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., Arby's Restaurant, LLC and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, as the RTM Representatives, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.12 Bill of Sale dated July 31, 2007 by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.13 Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.14 Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.15 Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.16 Form of Aircraft Time Sharing Agreement between 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.17 Letter Agreement dated August 6, 2007 between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit
        10.7 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

10.18 Letter Agreement dated August 8, 2007 among Deerfield and Company LLC, Deerfield Triarc Capital Corp., DFR Merger Company, LLC and Triarc Companies, Inc., as sellers' representative, incorporated herein by reference to Exhibit 10.8 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

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

                                    TRIARC COMPANIES, INC.
                                    (Registrant)


Date:  August 10, 2007                     By: /s/FRANCIS T. MCCARRON
                                               -----------------------
                                               Francis T. McCarron
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (On behalf of the Company)


Date:  August 10, 2007                      By: /s/FRED H. SCHAEFER
                                                ----------------------
                                                Fred H. Schaefer
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

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

3.2 By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated July 3, 2007 (SEC file no. 1-2207).

3.3 Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

10.1 Amendment No. 2, dated as of May 21, 2007 to that certain Credit Agreement dated as of July 25, 2005 among Arby's Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, Citicorp North America, Inc., as administrative agent for the Lenders and Issuers and as collateral agent for the Secured Parties, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents for the Lenders and Issuers, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents for the Lenders and Issuers, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 25, 2007 (SEC file no. 1-2207).

10.2 Letter Agreement dated as of May 25, 2007, among Sachs Capital Management, LLC, Spensyd Asset Management LLLP, Deerfield & Company LLC and Triarc Companies, Inc., incorporated herein by reference to Exhibit
        10.1 to Triarc's Current Report on Form 8-K dated May 30, 2007 (SEC file no. 1-2207).

10.3 Amendment No. 2 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit
        10.1 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207).

10.4 Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207).

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

10.11 Settlement Agreement and Mutual Release, dated as of July __, 2007, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., Arby's Restaurant, LLC and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, as the RTM Representatives, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.12 Bill of Sale dated July 31, 2007 by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.13 Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.14 Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.15 Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.16 Form of Aircraft Time Sharing Agreement between 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.17 Letter Agreement dated August 6, 2007 between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit
        10.7 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

10.18 Letter Agreement dated August 8, 2007 among Deerfield and Company LLC, Deerfield Triarc Capital Corp., DFR Merger Company, LLC and Triarc Companies, Inc., as sellers' representatives incorporated herein by reference to Exhibit 10.8 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q. *

-----------------------
*    Filed herewith.

                                                                   EXHIBIT 31.1

                                 CERTIFICATIONS

     I, Roland C. Smith, the Chief Executive Officer of Triarc Companies, Inc., certify that:

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


Date:  August 10, 2007
                                         /s/ROLAND C. SMITH
                                         ------------------
                                         Roland C. Smith
                                         Chief Executive Officer

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


Date: August 10, 2007
                                     /s/FRANCIS T. MCCARRON
                                     ----------------------
                                     Francis T. McCarron
                                     Executive Vice President
                                     and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 10, 2007
                                       /s/ROLAND C. SMITH
                                       ------------------
                                       Roland C. Smith
                                       Chief Executive Officer



Dated:   August 10, 2007
                                       /s/FRANCIS T. MCCARRON
                                       ----------------------
                                       Francis T. McCarron
                                       Executive Vice President and Chief
                                       Financial Officer



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