Form 10-Q
period 2007-11-09
TRIARC COMPANIES INC
filed 2007-11-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207

TRIARC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1155 Perimeter Center West, Atlanta, Georgia	30338
(Address of principal executive offices)	(Zip Code)

(678) 514-4100
(Registrant’s telephone number, including area code)

280 Park Avenue, New York, New York 10017
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

Yes  [  ]         No   [X]

There were 28,883,221 shares of the registrant’s Class A Common Stock and 63,884,280 shares of the registrant’s Class B Common Stock outstanding as of October 31, 2007.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006 (A)	2007
	(In Thousands)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$148,152	$134,572
Restricted cash equivalents	9,059	-
Short-term investments not pledged as collateral	113,950	23,159
Short-term investments pledged as collateral	8,168	5,122
Investment settlements receivable	16,599	17,452
Accounts and notes receivable	43,422	27,788
Inventories	10,019	9,744
Deferred income tax benefit	18,414	26,540
Prepaid expenses and other current assets	23,987	27,435
Total current assets	391,770	271,812
Restricted cash equivalents	1,939	39,544
Investments	60,197	82,705
Properties	488,484	512,268
Goodwill	521,055	524,816
Other intangible assets	70,923	66,174
Deferred income tax benefit	-	10,711
Other deferred costs and other assets	26,081	22,376
	$1,560,449	$1,530,406
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$4,564	$3,896
Current portion of long-term debt	18,118	17,844
Accounts payable	48,595	52,018
Accrued expenses and other current liabilities	150,045	156,683
Current liabilities relating to discontinued operations	9,254	9,027
Deferred compensation payable to related parties	-	36,163
Total current liabilities	230,576	275,631
Long-term debt	701,916	720,357
Deferred income	11,563	14,285
Deferred compensation payable to related parties	35,679	-
Deferred income taxes	15,532	-
Minority interests in consolidated subsidiaries	14,225	9,093
Other liabilities	73,145	82,531
Stockholders’ equity:
Class A common stock	2,955	2,955
Class B common stock	6,366	6,402
Additional paid-in capital	311,609	289,480
Retained earnings	185,726	142,020
Common stock held in treasury	(43,695)	(16,806)
Accumulated other comprehensive income	14,852	4,458
Total stockholders’ equity	477,813	428,509
	$1,560,449	$1,530,406

(A)  Derived, reclassified and restated from the audited consolidated financial statements as of December 31, 2006.

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
	(In Thousands Except Per Share Amounts)
	(Unaudited)
Revenues:
Net sales	$272,493	$285,496	$801,890	$830,566
Royalties and franchise and related fees	21,403	21,777	61,025	62,855
Asset management and related fees	17,766	16,940	48,390	49,659
	311,662	324,213	911,305	943,080
Costs and expenses:
Cost of sales, excluding depreciation and amortization	197,582	210,940	583,983	610,799
Cost of services, excluding depreciation and amortization	7,313	6,562	18,743	19,760
Advertising and promotions	19,861	20,929	59,771	59,316
General and administrative, excluding depreciation and amortization	55,656	42,009	174,151	155,567
Depreciation and amortization, excluding amortization of deferred financing costs	16,250	20,022	44,314	54,411
Facilities relocation and corporate restructuring	2,165	1,807	3,743	81,254
Loss on settlement of unfavorable franchise rights	-	-	658	-
	298,827	302,269	885,363	981,107
Operating profit (loss)	12,835	21,944	25,942	(38,027)
Interest expense	(34,426)	(15,489)	(100,048)	(46,164)
Loss on early extinguishments of debt	(194)	-	(13,671)	-
Investment income (loss), net	23,021	(1,083)	74,767	39,690
Gain on sale of unconsolidated business	3	-	2,259	2,558
Other income, net	318	1,101	5,754	3,308
Income (loss) from continuing operations before income taxes and minority interests	1,557	6,473	(4,997)	(38,635)
(Provision for) benefit from income taxes	203	(4,174)	3,135	24,385
Minority interests in (income) loss of consolidated subsidiaries	(976)	1,432	(6,674)	(2,832)
Income (loss) from continuing operations	784	3,731	(8,536)	(17,082)
Loss from discontinued operations, net of income taxes:
Loss from operations	(97)	-	(312)	-
Loss on disposal	-	-	-	(149)
Loss from discontinued operations	(97)	-	(312)	(149)
Net income (loss)	$687	$3,731	$(8,848)	$(17,231)

Basic and diluted income (loss) from continuing operations and net income (loss) per share of Class A common stock and Class B common stock	$0.01	$0.04	$(0.10)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 1,	September 30,
	2006	2007
	(In Thousands)
	(Unaudited)
Cash flows from continuing operating activities:
Net loss	$(8,848)	$(17,231)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Facilities relocation and corporate restructuring, net (payments) provision	(5,950)	78,332
Depreciation and amortization of properties	37,247	42,244
Amortization of other intangible assets and certain other items	7,067	12,167
Amortization of deferred financing cost and original issue discount	1,633	1,509
Write-off of previously unamortized deferred financing costs on early extinguishments of debt	4,903	-
Share-based compensation provision	10,803	8,316
Straight-line rent accrual	4,532	4,746
Minority interests in income of consolidated subsidiaries	6,674	2,832
Receipt of deferred vendor incentive, net of amount recognized	8,573	2,241
Deferred compensation (reversal) provision	(274)	1,016
Loss from discontinued operations	312	149
Deferred income tax benefit	(5,395)	(24,872)
Operating investment adjustments, net (see below)	563,706	(24,813)
Payment of withholding taxes related to share-based compensation	(1,761)	(4,793)
Unfavorable lease liability recognized	(3,651)	(3,301)
Gain on sale of unconsolidated business	(2,259)	(2,558)
Equity in undistributed earnings of investees	(2,078)	(873)
Charge for common stock issued to induce effective conversions of convertible notes	3,719	-
Other, net	(2,259)	1,489
Changes in operating assets and liabilities:
Accounts and notes receivables	18,057	15,328
Inventories	2,879	325
Prepaid expenses and other current assets	(1,000)	(7,137)
Accounts payable and accrued expenses and other current liabilities	(16,923)	(44,946)
Net cash provided by continuing operating activities (1)	619,707	40,170
Cash flows from continuing investing activities:
Capital expenditures	(52,591)	(56,270)
Cost of business acquisitions, less cash acquired	(1,824)	(1,529)
Investment activities, net (see below)	(420,820)	33,013
Proceeds from dispositions of assets	7,003	2,615
Other, net	(2,581)	457
Net cash used in continuing investing activities	(470,813)	(21,714)
Cash flows from continuing financing activities:
Dividends paid	(49,089)	(24,162)
Repayments of long-term debt and notes payable	(66,646)	(15,948)
Net distributions to minority interests in consolidated subsidiaries	(34,696)	(7,911)
Deferred financing costs	-	(1,164)
Proceeds from issuance of long-term debt and a note payable	15,946	15,908
Proceeds from exercises of stock options	6,041	1,371
Net cash used in continuing financing activities	(128,444)	(31,906)
Net cash provided by (used in) continuing operations	20,450	(13,450)
Net cash used in discontinued operations:
Operating activities	(172)	(130)
Investing activities	(685)	-
Net cash used in discontinued operations	(857)	(130)
Net increase (decrease) in cash and cash equivalents	19,593	(13,580)
Cash and cash equivalents at beginning of period	202,840	148,152
Cash and cash equivalents at end of period	$222,433	$134,572

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	October 1,	September 30,
	2006	2007
	(In Thousands)
	(Unaudited)
Details of cash flows related to investments:
Operating investment adjustments, net:
Proceeds from sales of trading securities and net settlements of trading derivatives	$7,399,884	$6,018
Cost of trading securities purchased	(6,831,622)	(230)
Net recognized (gains) losses from trading securities, derivatives and short positions in securities	3,034	(1,842)
Other net recognized gains, net of other than temporary losses	(7,766)	(29,715)
Other	176	956
	$563,706	$(24,813)
Investing investment activities, net:
Proceeds from sales and maturities of available-for-sale securities and other investments	$157,804	$133,043
Cost of available-for-sale securities and other investments purchased	(76,379)	(71,484)
Proceeds from securities sold short	8,624,893	-
Payments to cover short positions in securities	(8,938,649)	-
Payments under repurchase agreements, net	(521,356)	-
Decrease (increase) in restricted cash collateralizing securities obligations or held for investment	332,867	(28,546)
	$(420,820)	$33,013

(1)         Net cash provided by continuing operating activities for the nine months ended October 1, 2006 reflects the significant net sales of trading securities and net settlements of trading derivatives, the proceeds from which were principally used to cover short positions in securities and make payments under repurchase agreements.  Of these activities, $569,028,000 of the net sales of trading securities and net settlements of trading derivatives and $309,448,000 of the net payments to cover short positions in securities and net payments under repurchase agreements were transacted through an investment fund, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these condensed consolidated financial statements.  As of September 29, 2006, Triarc Companies, Inc. (collectively with its subsidiaries, the “Company”) effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions subsequent to that date.  Accordingly, the Company does not have any cash flows associated with the Opportunities Fund for the nine months ended September 30, 2007.  Under accounting principles generally accepted in the United States of America, the net sales of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net payments to cover securities sold short and net payments under repurchase agreements are reported in continuing investing activities.

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements September 30, 2007 (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Triarc Companies, Inc. (“Triarc” and, together with its subsidiaries, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the three-month and nine-month periods and its cash flows for the nine-month periods, set forth in the following paragraph.  The results of operations for the three-month and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full 2007 fiscal year.  In that regard, if the potential divestiture of a significant subsidiary described in Note 3 occurs, it could, depending on the timing, impact the results for the fourth quarter of the 2007 fiscal year.  In addition, the form of the potential divestiture could result in the presentation of the significant subsidiary as a discontinued operation in all current and historical financial statements.  In addition, the significant corporate restructuring charges described in Note 6 affected the 2007 first nine months and, to a lesser extent, are expected to affect our corporate costs in the 2007 fourth quarter.  These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

    The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  However, Deerfield & Company LLC (“Deerfield”), in which the Company owns a 63.6% capital interest (see Note 3), Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), in which the Company owned a 73.7% capital interest prior to the effective redemption of its investment on September 29, 2006, and DM Fund, LLC (the “DM Fund”), in which the Company owned a 67% capital interest prior to the redemption of its investment on December 31, 2006, report or reported on a calendar year basis ending on December 31.  The Company’s first nine months of fiscal 2006 commenced on January 2, 2006 and ended on October 1, 2006, with its third quarter commencing on July 3, 2006, except that Deerfield, the Opportunities Fund, through its effective redemption on September 29, 2006, and the DM Fund are included on a calendar-period basis.  The Company’s first nine months of fiscal 2007 commenced on January 1, 2007 and ended on September 30, 2007, with its third quarter commencing on July 2, 2007, except that Deerfield is included on a calendar-period basis.  The periods from July 3, 2006 to October 1, 2006 and January 2, 2006 to October 1, 2006 are referred to herein as the three-month and nine month periods ended October 1, 2006, respectively.  The periods from July 2, 2007 to September 30, 2007 and January 1, 2007 to September 30, 2007 are referred to herein as the three-month and nine month periods ended September 30, 2007, respectively.  Each quarter contained 13 weeks and each nine-month period contained 39 weeks.  The effect of including Deerfield, the Opportunities Fund and the DM Fund, as applicable, in the Financial Statements on a calendar-period basis, instead of the Company’s fiscal-period basis, was not material to the Company’s condensed consolidated financial position or results of operations.  All references to quarters, nine-month periods, quarter-end(s) and nine-month period end(s) herein relate to fiscal periods rather than calendar periods, except with respect to Deerfield, the Opportunities Fund and the DM Fund as disclosed above.

The Company’s consolidated financial statements include the accounts of Triarc and its subsidiaries, including the Opportunities Fund through the Company’s effective redemption of its investment on September 29, 2006 and the DM Fund through the Company’s redemption of its investment on December 31, 2006.  The Company no longer consolidates the accounts of the Opportunities Fund and the DM Fund subsequent to September 29, 2006 and December 31, 2006, respectively.

Certain amounts included in the accompanying prior periods’ condensed consolidated financial statements have been reclassified either to report the results of operations and cash flows of two restaurants closed during the fourth quarter of 2006 as discontinued operations (see Note 8) or to conform with the current periods’ presentation.  In addition, the Financial Statements have been restated, as applicable, for the adoption of the Financial Accounting Standards Board ("FASB") Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (see Note 2).

The effect of this restatement, as well as the adjustment to the beginning balance of retained earnings upon the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” effective January 1, 2007 (see Note 2), is reflected in the following summary of the changes in retained earnings from December 31, 2006 through September 30, 2007 (in thousands):

Balance as reported at December 31, 2006	$182,555
Cumulative effect of change in accounting for planned major aircraft maintenance activities	3,171
Balance as adjusted at December 31, 2006	185,726
Cumulative effect of change in accounting for uncertainty in income taxes	(2,275)
Balance as adjusted at January 1, 2007	183,451
Net loss	(17,231)
Cash dividends	(24,162)
Accrued dividends on nonvested restricted stock	(38)
Balance at September 30, 2007	$142,020

(2)	Changes in Accounting Principles

Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AIR-1”).  As a result, the Company now accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred.  Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul.  In accordance with FSP AIR-1, the Company accounted for the adoption of the direct expensing method retroactively with the cumulative effect of the change in accounting method as of January 2, 2006 of $2,774,000 increasing retained earnings as of that date, which is the beginning of the earliest period presented.  The effect of this adoption on the Company’s accompanying condensed consolidated balance sheet as of December 31, 2006 is to reverse accruals for aircraft overhaul maintenance aggregating $4,955,000 and related income tax benefits of $1,784,000, with the net effect of $3,171,000 increasing retained earnings as of that date.  The Company’s consolidated results of operations for the three month and nine month periods ended October 1, 2006 have been restated.  For the three month period ended October 1, 2006, the restatement resulted in an increase in pre‑tax income of $217,000, or $139,000 net of income taxes, representing an increase in basic and diluted income per share of class A and class B common stock of less than $.01.  For the nine month period ended October 1, 2006, the restatement resulted in a decrease in pre-tax loss of $651,000, or $417,000 net of income taxes, representing a reduction in basic and diluted loss per share of class A common stock and class B common stock of $.01.  The pre-tax adjustments of $217,000 and $651,000 were reported as reductions of “General and administrative, excluding depreciation and amortization” expense in the accompanying condensed consolidated statements of operations for the three month and nine month periods ended October 1, 2006, respectively.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  As a result, the Company now measures income tax uncertainties in accordance with a two-step process of evaluating a tax position.  The Company first determines if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement.  In accordance with this method, as of January 1, 2007 the Company recognized an increase in its reserves for uncertain income tax positions of $4,820,000 and an increase in its liability for interest and penalties related to uncertain income tax positions of $734,000, both partially offset by an increase in its deferred income tax benefit of $3,200,000 and a reduction in the tax related liabilities of discontinued operations of $79,000, with the net effect of $2,275,000 decreasing retained earnings as of that date.

    In conjunction with the adoption of FIN 48, the Company recognized $482,000 and $1,448,000 of interest related to uncertain income tax positions during the three month and nine month periods ended September 30, 2007, respectively, included in “Interest expense” in the accompanying condensed consolidated statements of operations.  The Company has approximately $1,956,000 and $3,404,000 of accrued interest and penalties at January 1, 2007 and September 30, 2007, respectively, associated with its reserves for uncertain income tax positions.  The accrued interest at September 30, 2007 consists of $759,000 included in “Accrued expenses and other current liabilities” and $2,645,000 included in “Other liabilities” in the accompanying condensed consolidated balance sheet.

The statute of limitations for examination by the Internal Revenue Service (the “IRS”) of the Company’s Federal income tax return for the year ended December 28, 2003 expired during 2007 and years prior thereto are no longer subject to examination.  The Company’s Federal income tax returns for years subsequent to December 28, 2003 are not currently under examination by the IRS although some of its state income tax returns are currently under examination.  The Company has received notices of proposed tax adjustments aggregating $6,424,000 in connection with certain of these state income tax returns principally relating to discontinued operations.  However, the Company is contesting these proposed adjustments and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

At January 1, 2007 and September 30, 2007, the Company had $13,157,000 and $14,074,000, respectively, of reserves for uncertain income tax positions related to continuing operations, all of which would affect the Company’s effective income tax rate if they are not utilized.  The Company does not currently anticipate that total reserves for uncertain income tax positions will significantly change as a result of the settlement of income tax audits and the expiration of statute of limitations for examining the Company’s income tax returns prior to September 28, 2008.

(3)	Potential Deerfield Divestiture

On April 19, 2007, the Company entered into a definitive agreement, which the parties mutually terminated on October 19, 2007, whereby Deerfield Triarc Capital Corp. (the “REIT”), a real estate investment trust managed by Deerfield, would have acquired Deerfield.  Deerfield represents substantially all of the Company’s asset management business segment (see Note 12).  At September 30, 2007, the Company owned 2.6% of the REIT and accounts for its investment in the REIT in accordance with the equity method.  On August 9, 2007, the REIT stockholders approved the acquisition of Deerfield, which had been expected to close in the third quarter of 2007.  Due to instability in the credit markets, the REIT was not able to complete, on acceptable terms, the financing for the cash portion of the purchase price necessary to consummate the transaction.  The Company is continuing to explore with the REIT revised terms and conditions as well as other options, including a sale of its interest in Deerfield to another buyer or a spin-off to the Company’s shareholders.  However, there can be no assurance that any of these options (collectively, the “Potential Deerfield Divestiture”) will occur.

Two of Deerfield’s executives, one of whom is a former director of the Company, in the aggregate currently hold approximately one-third of the capital interests and profit interests in Deerfield.  Those executives have rights (the “Put Rights”) under Deerfield’s existing operating agreement to require the Company to acquire, for cash, a substantial portion of their interests in Deerfield under certain circumstances.  In that regard, the Put Rights of one of those executives was exercisable upon the sale of Deerfield and in May 2007 that executive gave notice exercising his right to require the Company to purchase his approximate one-quarter interest in Deerfield concurrent with the closing of the sale of Deerfield contemplated by the April 19, 2007 definitive agreement (the “Put Exercise”).  However, the Put Exercise terminated concurrently with the mutual termination of the definitive agreement.  The Put Rights continue to be available to these executives under certain circumstances.

(4)	Comprehensive Income (Loss)

The following is a summary of the components of comprehensive income (loss), net of income taxes and minority interests (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007

Net income (loss)	$687	$3,731	$(8,848)	$(17,231)
Net unrealized gains (losses), including reclassification of prior period unrealized losses (gains), on available-for-sale securities (see below)	2,868	(1,569)	5,649	(8,636)
Net unrealized gains (losses) on cash flow hedges (see below)	(2,750)	(2,543)	223	(2,409)
Net change in currency translation adjustment	11	381	21	651
Comprehensive income (loss)	$816	$-	$(2,955)	$(27,625)

The following is a summary of the components of the net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007

Unrealized holding gains (losses) arising during the period	$2,695	$(2,145)	$8,064	$3,639
Reclassifications of prior period unrealized holding gains into net income or loss	(1,537)	(426)	(150)	(16,782)
Unrealized holding gain arising from the reclassification of an investment accounted for under the equity method to an available-for-sale investment	-	-	-	550
Equity in change in unrealized holding gains (losses) arising during the period	2,622	301	123	(821)
	3,780	(2,270)	8,037	(13,414)
Income tax (provision) benefit	(1,607)	861	(3,177)	4,860
Minority interests in change in unrealized holding gains and losses of a consolidated subsidiary	695	(160)	789	(82)
	$2,868	$(1,569)	$5,649	$(8,636)

The following is a summary of the components of the net unrealized gains (losses) on cash flow hedges included in other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007

Unrealized holding gains (losses) arising during the period	$(1,943)	$(1,094)	$1,552	$(296)
Reclassifications of prior period unrealized holding gains into net income or loss	(557)	(513)	(961)	(1,546)
Equity in change in unrealized holding losses arising during the period	(1,910)	(2,440)	(215)	(2,006)
	(4,410)	(4,047)	376	(3,848)
Income tax (provision) benefit	1,660	1,504	(153)	1,439
	$(2,750)	$(2,543)	$223	$(2,409)

(5)	Income (Loss) Per Share

Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company’s class A common stock (the “Class A Common Stock” or “Class A Common Shares”) and the Company’s class B common stock (the “Class B Common Stock” or “Class B Common Shares”) by the weighted average number of shares of each class.  Both factors are presented in the tables below.  Net income for the three month periods ended October 1, 2006 and September 30, 2007 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio.  Net loss for the nine month periods ended October 1, 2006 and September 30, 2007 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class for each of these respective periods.

    Diluted income per share for the three month periods ended October 1, 2006 and September 30, 2007 have been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options and in the three month period ended September 30, 2007, nonvested restricted Class B Common Shares granted in 2007 (the “Nonvested Shares”), each computed using the treasury stock method, and (2) contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the “Restricted Shares”), to the extent they are dilutive, as of October 1, 2006 and September 30, 2007, as applicable, each as presented in the table below.  The shares used to calculate diluted income per share for the three month periods ended October 1, 2006 and September 30, 2007 exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeded the reported basic income from continuing operations per share.  Diluted loss per share for the nine month periods ended October 1, 2006 and September 30, 2007 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.  The basic and diluted loss from discontinued operations per share for the three-month and nine month periods ended October 1, 2006 and the nine month period ended September 30, 2007 was less than $.01 and, therefore, such effect is not presented on the condensed consolidated statements of operations.  In addition, the reported basic and diluted income per share for each of the three month periods ended October 1, 2006 and September 30, 2007 are the same for each respective class of common stock since the difference is less than $.01.

During the nine months ended October 1, 2006, an aggregate of $167,380,000 of the Convertible Notes were converted or effectively converted into 4,184,000 and 8,369,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as disclosed in Note 7.  The weighted average effect of these shares is included in the basic and diluted income (loss) per share calculations from the dates of their issuance after their respective conversion dates.

The only Company securities as of September 30, 2007 that could dilute basic income per share for periods subsequent to September 30, 2007 are (1) outstanding stock options which can be exercised into 459,000 shares and 4,881,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, (2) 193,000 Nonvested Shares which were granted in 2007 and vest over three years, (3) 33,000 Restricted Shares of the Company’s Class B Common Stock which were granted in 2007 and (4) $2,100,000 principal amount of remaining Convertible Notes which are convertible into 52,000 shares and 105,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively.

Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Class A Common Stock:
Continuing operations	$227	$1,072	$(2,692)	$(5,334)
Discontinued operations	(28)	-	(98)	(47)
Net income (loss)	$199	$1,072	$(2,790)	$(5,381)

Class B Common Stock:
Continuing operations	$557	$2,659	$(5,844)	$(11,748)
Discontinued operations	(69)	-	(214)	(102)
Net income (loss)	$488	$2,659	$(6,058)	$(11,850)

The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Class A Common Stock:
Basic weighted average shares outstanding	27,672	28,882	27,087	28,821
Dilutive effect of stock options	957	115	-	-
Contingently issuable Restricted Shares	87	-	-	-
Diluted shares	28,716	28,997	27,087	28,821

Class B Common Stock:
Basic weighted average shares outstanding	60,184	63,655	58,822	63,478
Dilutive effect of stock options	2,246	650	-	-
Contingently issuable Restricted Shares	427	29	-	-
Dilutive effect of Nonvested Shares	-	28	-	-
Diluted shares	62,857	64,362	58,822	63,478

(6)	Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges for the nine month period ended October 1, 2006 consisted of $578,000 related to the Company’s restaurant business segment and $3,165,000 of general corporate charges.  The charges for the nine month period ended September 30, 2007 consist of $315,000 related to the Company’s restaurant business segment and $80,939,000 of general corporate charges.  The charges in the restaurant segment in each period principally related to additional charges associated with the Company combining its existing restaurant operations with those of the RTM Restaurant Group (“RTM”) following the acquisition of RTM in July 2005, including relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia.  The general corporate charge for the nine month period ended October 1, 2006 relates to the Company’s decision in December 2005 not to relocate Triarc’s corporate offices from New York City to Rye Brook, New York and principally represents a lease termination fee the Company incurred to be released from the Rye Brook lease during the 2006 third quarter.  The Company recognized additional facilities relocation adjustments in our restaurant business segment during the remainder of fiscal 2006 as described in more detail in Note 18 to the consolidated financial statements contained in the Form 10-K.

    The general corporate charge for the nine month period ended September 30, 2007 principally related to the ongoing transfer of substantially all of Triarc’s senior executive responsibilities to the Arby’s Restaurant Group, Inc. (“ARG”) executive team in Atlanta, Georgia (the “Corporate Restructuring”).  In April 2007, when the Company entered into the definitive agreement to sell Deerfield to the REIT as described in Note 3, it announced that it will be closing its New York headquarters and combining its corporate operations with its restaurant operations in Atlanta, Georgia, which is expected to be completed in early 2008.  Accordingly, to facilitate this transition, the Company entered into negotiated contractual settlements (the “Contractual Settlements”) with its Chairman, who was also the then Chief Executive Officer, and its Vice Chairman, who was the then President and Chief Operating Officer, (the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  Under the terms of the Contractual Settlements, the Chairman and former Chief Executive Officer is entitled to a payment consisting of cash and investments with a fair value of $50,289,000 as of July 1, 2007 ($46,773,000 at September 30, 2007) and the Vice Chairman and former President and Chief Operating Officer is entitled to a payment consisting of cash and investments with a fair value of $25,144,000 as of July 1, 2007 ($23,386,000 at September 30, 2007), both subject to applicable withholding taxes.  The Company has funded the payment obligations to the Former Executives, net of applicable withholding taxes, by the transfer of cash and investments to deferred compensation trusts (the “2007 Trusts”) held by the Company (see Note 10 for detailed disclosure of the 2007 Trusts).  The general corporate charge of $1,746,000 for the three month period ended September 30, 2007 includes severance due to a current executive, excluding incentive compensation that is due to him for his 2007 period of employment with the Company and including applicable employer payroll taxes, partially offset by a $5,274,000 decline in the fair value of the investments underlying the payment entitlements under the Contractual Settlements.  Under GAAP, we are unable to recognize investment losses for unrealized net decreases in the fair value of the investments in the 2007 Trusts that are accounted for under the cost method of accounting until the 2007 Trust assets are distributed.  The general corporate charge of $80,939,000 for the nine months ended September 30, 2007 includes the fair value of the cash and investments placed in the 2007 Trusts under the Contractual Settlements as of July 1, 2007, partially offset by a decline of $5,274,000 in the fair value of the investments underlying those payment entitlements, as well as severance due to another former executive and a current executive, as described above.  The three and nine-month periods also include a loss of $835,000 on properties and other assets at the Company’s former New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold during the 2007 third quarter to an affiliate of the Former Executives (see Note 10), all as part of the Corporate Restructuring.  The Company expects to incur additional severance and consulting fees of $2,984,000 with respect to other New York headquarters’ executives and employees principally during the fourth quarter of 2007 and the first half of 2008.  The mutual termination of the sale agreement disclosed in Note 3 will have no effect on the completion of the transfer of responsibilities to ARG.

The components of the facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accrual during the nine month periods ended October 1, 2006 and September 30, 2007 are as follows (in thousands):

	Nine Months Ended
	October 1, 2006
	Balance			Balance
	January 1,	Provisions		October 1,
	2006	(Reductions)	Payments	2006

Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$3,812	$668	$(3,602)	$878
Employee relocation costs	1,544	(136)	(837)	571
Office relocation costs	260	(33)	(124)	103
Lease termination costs	774	79	(430)	423
Total Restaurant Business Segment	6,390	578	(4,993)	1,975
General Corporate:
Cash obligations:
Lease termination costs	1,535	3,165	(4,700)	-
	$7,925	$3,743	$(9,693)	$1,975

	Nine Months Ended
	September 30, 2007
										Total
	Balance						Balance		Total	Expected
	December 31,					Asset	September 30,		Incurred	to be
	2006	Provisions		Payments		Write-offs	2007		to Date	Incurred
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$340	$-		$(277)		$-	$63		$5,174	$5,174
Employee relocation costs	134	315	(a)	(115)		-	334		4,209	4,209
Office relocation costs	45	-		(45)		-	-		1,463	1,463
Lease termination costs	302	-		(302)		-	-		819	819
	821	315		(739)		-	397		11,665	11,665
Non-cash charges:
Compensation expense from modified stock awards	-	-		-		-	-		612	612
Loss on disposal of properties	-	-		-		-	-		107	107
	-	-		-		-	-		719	719
Total Restaurant Business Segment	821	315		(739)		-	397		12,384	12,384
General Corporate:
Cash obligations:
Severance and retention incentive compensation and consulting fees	-	80,104	(b)	(2,183	)(c)	-	77,921		80,104	83,088
Non-cash charges:
Loss on sale of properties and other assets	-	835		-		(835)	-		835	835
Total general corporate	-	80,939		(2,183)		(835)	77,921		80,939	83,923
	$821	$81,254		$(2,922)		$(835)	$78,318	(d)	$93,323	$96,307

(a)	Reflects change in estimate of total cost to be incurred.
(b)
Includes original value of investments underlying the Contractual Settlements as of June 29, 2007, as adjusted primarily for a decline in their fair value of $5,274,000 recorded during the third quarter of 2007.

(c)	Represents payroll taxes for the Former Executives in connection with the Contractual Settlements.
(d)
Balance consists of $36,163,000 reported as “Deferred compensation payable to related parties” included in current liabilities and $42,155,000 included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2007.

(7)	Loss on Early Extinguishments of Debt

The Company recorded losses on early extinguishments of debt aggregating $194,000 and $13,671,000 in the three month and nine month periods ended October 1, 2006, respectively, consisting of (1) $74,000 and $12,652,000, respectively, related to conversions of the Company’s Convertible Notes and (2) $120,000 and $1,019,000, respectively, related to prepayments of term loans (the “Term Loans”) under the Company’s senior secured term loan facility.

During the nine months ended October 1, 2006, an aggregate of $167,380,000 principal amount of the Company’s Convertible Notes were converted or effectively converted into an aggregate of 4,184,000 Class A Common Shares and 8,369,000 Class B Common Shares.  In order to induce such effective conversions, the Company paid negotiated premiums aggregating $8,694,000 to the converting noteholders consisting of cash of $4,975,000 and 226,000 Class B Common Shares with an aggregate fair value of $3,719,000 based on the closing market price of the Company’s Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders.  In addition, the Company issued an additional 46,000 Class B Common Shares to those noteholders who agreed to receive such shares in lieu of a cash payment for accrued and unpaid interest.  In connection with these conversions and effective conversions of the Convertible Notes, the Company recorded a loss on early extinguishments of debt of $12,652,000 during the nine month period ended October 1, 2006 consisting of the premiums aggregating $8,694,000, the write-off of $3,884,000 of related previously unamortized deferred financing costs and $74,000 of legal fees related to the conversions.

    In June and September 2006, the Company prepaid $45,000,000 and $6,000,000, respectively, of principal amount of the Term Loans from excess cash.  In connection with these prepayments, the Company recorded losses on early extinguishments of debt of  $120,000 and $1,019,000 during the three month and nine month periods ended October 1, 2006, respectively, representing the write-off of related previously unamortized deferred financing costs.

(8)	Discontinued Operations

During the fourth quarter of 2006, the Company closed two restaurants (the “Restaurant Discontinued Operations”) which were opened in 2005 and 2006, and which were reported within the Company’s restaurant segment.  These two restaurants have been accounted for as discontinued operations in 2006 through their respective dates of closing since (1) their results of operations and cash flows have been eliminated from the Company’s ongoing operations as a result of the closings and (2) the Company does not have any significant continuing involvement in the operations of the restaurants after their closings.  The accompanying condensed consolidated statements of operations and cash flows have been reclassified to report the results of operations and cash flows of the two closed restaurants as discontinued operations for the three month and nine month periods ended October 1, 2006.

Prior to 2006 the Company sold (1) the stock of the companies comprising the Company’s former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”) and (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the “SEPSCO Discontinued Operations”).  The Beverage and SEPSCO Discontinued Operations have also been accounted for as discontinued operations by the Company.

    During the three month period ended April 1, 2007, the Company recorded additional loss on disposal of the Restaurant Discontinued Operations relating to finalization of the leasing arrangements for the two closed restaurants.

The loss from discontinued operations consisted of the following (in thousands):

	Three Months
	Ended	Nine Months Ended
	October 1,	October 1,	September 30,
	2006	2006	2007

Net sales	$215	$544	$-
Loss from operations before benefit from income taxes	(161)	(521)	-
Benefit from income taxes	64	209	-
	(97)	(312)	-
Loss on disposal of businesses before benefit from income taxes	-	-	(247)
Benefit from income taxes	-	-	98
	-	-	(149)
	$(97)	$(312)	$(149)

Certain of the Company’s state income tax returns that relate to discontinued operations are currently under examination.  The Company has received notices of proposed tax adjustments aggregating $6,352,000 in connection with certain of these state income tax returns.  However, the Company is contesting these proposed adjustments.

Current liabilities remaining to be liquidated relating to the discontinued operations result from certain obligations not transferred to the respective buyers and consisted of the following (in thousands):

	December 31,	September 30,
	2006	2007

Accrued expenses, including accrued income taxes, of the Beverage
Discontinued Operations	$8,496	$8,416
Liabilities relating to the SEPSCO Discontinued Operations	556	525
Liabilities relating to the Restaurant Discontinued Operations	202	86
	$9,254	$9,027

The Company expects that the liquidation of the remaining liabilities associated with all of these discontinued operations as of September 30, 2007 will not have any material adverse impact on its condensed consolidated financial position or results of operations.  To the extent any estimated amounts included in the current liabilities relating to discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(9)	Retirement Benefit Plans

The Company maintains two defined benefit plans, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost.  The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007

Service cost (consisting entirely of plan administrative expenses)	$24	$22	$71	$67
Interest cost	54	55	163	165
Expected return on the plans’ assets	(66)	(58)	(197)	(174)
Amortization of unrecognized net loss	12	7	36	20
Net periodic pension cost	$24	$26	$73	$78

(10)	Transactions with Related Parties

In connection with the Corporate Restructuring referred to in Note 6, the Company entered into a series of agreements with the Former Executives and a management company (the “Management Company”) formed by the Former Executives and a director, who is also the former Vice Chairman of the Company (collectively, the “Principals”).  These agreements are described in the paragraphs set forth below.

    As discussed in Note 28 to the consolidated financial statements contained in the Form 10-K, on November 1, 2005 the Principals started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by the Principals and other former senior executives of the Company (the “Employees”) through the Management Company formed by the Principals.  Until June 29, 2007, the Principals and the Employees continued to receive their regular compensation from the Company and the Company made available the services of the Principals and the Employees, as well as certain support services, to the Management Company.  Through June 29, 2007 (see below) the Company was reimbursed by the Management Company for the allocable cost of these services.  Such allocated costs for the nine month periods ended October 1, 2006 and September 30, 2007 amounted to $2,827,000 and $2,515,000, respectively, and have been recognized as reductions of “General and administrative, excluding depreciation and amortization” expense in the accompanying condensed consolidated statements of operations.  Subsequent to June 29, 2007, the Company is continuing to provide, and is being reimbursed for, some minimal support services to the Management Company.  As discussed further below, effective June 29, 2007 the Principals and the Employees became employees of the Management Company and are no longer employed by the Company.  The Company has reduced its incentive compensation expense during the nine month period ended September 30, 2007 by $2,700,000 representing the Company’s current estimate of the Management Company’s allocable portion of the estimated incentive compensation attributable to the Employees for the first six months of 2007.  In addition, in July 2007 the Company paid $171,000 to the Management Company representing the accrued vacation of the Employees as of June 29, 2007, the obligation for which was assumed by the Management Company.  A special committee comprised of independent members of the Company’s board of directors has reviewed these arrangements.

     As part of the agreement with the Former Executives and in connection with the Corporate Restructuring, the Company has entered into a two-year transition services agreement (the “Services Agreement”) with the Management Company beginning June 30, 2007 pursuant to which the Management Company provides the Company with a range of professional and strategic services.  Under the Services Agreement, the Company is paying the Management Company $3,000,000 per quarter for the first year of services and $1,750,000 per quarter for the second year of services.  The Company incurred $3,000,000 of such service fees for the nine month period ended September 30, 2007, which are included in “General and administrative, excluding depreciation and amortization” in the accompanying condensed consolidated statements of operations.

In December 2005, the Company invested $75,000,000 in an account (the “Equities Account”) which is managed by the Management Company and co-invests on a parallel basis with the Equity Funds and had a carrying value of $99,267,000 as of September 30, 2007.   As part of the agreements with the Former Executives, in April 2007 the Company entered into an agreement under which the Management Company will continue to manage the Equities Account until at least December 31, 2010, the Company will not withdraw its investment from the Equities Account prior to December 31, 2010 and, beginning January 1, 2008, the Company will pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments.  In accordance therewith, the amounts held in the Equities Account as of September 30, 2007 are reported as noncurrent assets in the accompanying condensed consolidated balance sheet and principally consist of $61,296,000 included in “Investments” and $37,605,000 included in “Restricted cash equivalents.”

    Prior to 2006 the Company provided aggregate incentive compensation of $22,500,000 to the Former Executives which had been invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit.  As of December 31, 2006 the obligation to the Former Executives related to the Deferred Compensation Trusts was $35,679,000 and was reported as noncurrent “Deferred compensation payable to related parties” in the accompanying condensed consolidated balance sheet.  Deferred compensation expense (reversal) of $(274,000) and $2,516,000 was recognized in the nine month periods ended October 1, 2006 and September 30, 2007, respectively, for the net changes in the fair value of the investments in the Deferred Compensation Trusts.  This obligation was settled effective July 1, 2007 as a result of the Former Executives’ resignation and the assets in the Deferred Compensation Trusts were either distributed to the Former Executives or used to satisfy withholding taxes.  In addition, the Former Executives paid $801,000 to the Company during the third quarter of 2007 which represented the balance of withholding taxes payable on their behalf and which had been recorded during the second quarter of 2007.  As of the settlement date, the obligation was $38,195,000 which represented the then fair value of the assets held in the Deferred Compensation Trusts.  As of December 31, 2006, the assets in the Deferred Compensation Trusts consisted of $13,409,000 included in “Investments,” which did not reflect the unrealized net increase in the fair value of the investments of $9,309,000 because the investments were carried under the cost method of accounting, $1,884,000 included in “Cash and cash equivalents” and $11,077,000 included in “Investment settlements receivable” in the accompanying condensed consolidated balance sheet.  Under GAAP, the Company was unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the cost method of accounting.  Accordingly, the Company recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $(1,943,000) and $8,653,000 in the nine month periods ended October 1, 2006 and September 30, 2007, respectively.  The net investment losses during the nine month period ended October 1, 2006 consisted of an impairment charge of $2,093,000 related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which the Company deemed to be other than temporary and management fees of $27,000, less interest income of $176,000 and a $1,000 adjustment to the realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts.  The net investment income (loss) during the nine month period ended September 30, 2007 consisted of $8,449,000 of realized gains almost entirely attributable to the transfer of the investments to the Former Executives and $222,000 of interest income, less investment management fees of $18,000.  The other than temporary loss, realized gains, interest income and investment management fees are included in “Investment income, net” and deferred compensation expense (reversal) is included in “General and administrative, excluding depreciation and amortization” expense in the accompanying condensed consolidated statements of operations.  The unrealized net increase in the fair value of the investment retained by the Company of $2,929,000 at September 30, 2007 will be recognized when that investment is sold.

In October 2007, there was a settlement of a lawsuit related to an investment that had been included in the Deferred Compensation Trusts.  The terms of the Contractual Settlements disclosed in Note 6 included provisions pursuant to which the Former Executives would be responsible for any settlement amounts under this lawsuit.  As a result, the Former Executives are responsible for the approximate $1,500,000 settlement cost.  The Company reduced both its deferred compensation expense included in “General and administrative, excluding depreciation and amortization” and its net investment income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007 to reflect the responsibility of the Former Executives for the settlement.  We received the reimbursement from the Former Executives, net of applicable taxes withheld which are expected to be refunded to us in connection with the respective payroll tax return filings in early 2008, and paid the settlement amount during the fourth quarter of 2007.

On June 29 and July 1, 2007, the Company funded the payment of the obligations due to the Former Executives under the Contractual Settlements disclosed in Note 6, net of applicable withholding taxes of $33,994,000, in the 2007 Trusts.  The payment of the amounts in the 2007 Trusts, including any investment income or less any investment loss, will be made to the Former Executives on December 30, 2007, six months following their June 29, 2007 Separation Date.  As of September 30, 2007, the aggregate obligation to the Former Executives related to the 2007 Trusts was $36,163,000 and is reported as “Deferred compensation payable to related parties” classified as a current liability in the accompanying condensed consolidated balance sheet.  A reversal of corporate restructuring charges of $5,274,000 was recognized in the three month period ended September 30, 2007 for net decreases in the fair value of the investments held in the 2007 Trusts underlying the payment entitlements under the Contractual Settlements primarily related to a decrease in value of the REIT shares held in the 2007 Trusts.  As of September 30, 2007, the assets in the 2007 Trusts consist of $20,543,000 included in “Short-term investments not pledged as collateral” (which had a fair value of $23,553,000), and $12,610,000 included in “Cash and cash equivalents” in the accompanying condensed consolidated balance sheet.

In July 2007, as part of the Corporate Restructuring, the Company sold substantially all of the properties and other assets it owned and used at its former New York headquarters to the Management Company for an aggregate purchase price of $1,808,000, including $140,000 of sales taxes.  The assets sold included computers and other electronic equipment and furniture and furnishings. The Company recognized a loss of $835,000, which is included in the corporate restructuring charge as disclosed in Note 6, with respect to the assets sold, principally reflecting assets for which the appraised value was less than book value.

 In July 2007, the Company entered into an agreement under which the Management Company is subleasing (the “Sublease”) one of the floors of the Company’s New York headquarters effective July 1, 2007.  Under the terms of the Sublease, the Management Company is paying the Company approximately $119,000 per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the fair market value of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the floor.  Either the Management Company or the Company may terminate the Sublease upon sixty days notice.  The Company recognized $358,000 from the Management Company under the Sublease for the nine month period ended September 30, 2007 which has been recorded as a reduction of “General and administrative, excluding depreciation and amortization” in the accompanying condensed consolidated statement of operations.

As of June 30, 2007, the Company assigned the lease for a corporate facility to the Management Company such that after that date, other than with respect to the Company’s security deposit applicable to the lease, the Company has no further rights or obligations with respect to the lease.  The security deposit of $113,000 will remain the property of the Company and, upon the expiration of the lease on July 31, 2010, is to be returned to the Company in full.

    In August 2007, the Company entered into time share agreements whereby the Principals and the Management Company may use the Company’s corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft.  As of September 30, 2007, the Company was due $406,000, which is included in “Accounts and notes receivable” in the accompanying condensed consolidated balance sheet, from the Principals and the Management Company for their use of the aircraft.  The amount due was recorded as a reduction of “General and administrative, excluding depreciation and amortization” in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2007.

The Company intends to assign its 25% fractional interest in a helicopter to the Management Company, although the terms of such assignment have not yet been finalized.  Pending that assignment, the Management Company has been paying the monthly management fee and other costs related to the fractional interest in the helicopter since July 1, 2007 on behalf of the Company.  It is expected that subsequent to the assignment, the Company will have no further rights or obligations under the agreements applicable to the fractional interest.

All of these agreements with the Former Executives and the Management Company were negotiated and approved by a special committee of independent members of the Company’s board of directors.  The special committee was advised by independent outside counsel and worked with the compensation committee and the performance compensation subcommittee of the Company’s board of directors and its independent outside counsel and independent compensation consultant.

In addition to the related party transactions described above, during the third quarter of 2007 the Company paid $1,600,000 to settle a post-closing purchase price adjustment provided for in the agreement and plan of merger pursuant to which the Company acquired RTM.  The sellers of RTM included certain current officers of a subsidiary of the Company and a current director of the Company.  The Company has reflected such payment as an increase in “Goodwill.”

The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K.

(11)	Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  The Company, its consultants and outside counsel are presently reviewing these new options and no decision has been made on a course of action based on the FDEP’s offer.  Nonetheless, based on amounts spent prior to 2006 of $1,667,000 for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, the Company expects that the final resolution of this matter will not have a material effect on the Company’s financial position or results of operations.

In addition to the environmental matter described above, the Company is involved in other litigation and claims incidental to its current and prior businesses.  Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating approximately $800,000 as of September 30, 2007.  Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its financial position or results of operations.

(12)	Business Segments

The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”) (see Note 3 regarding the potential divestiture of substantially all of the Asset Management segment).  The Company evaluates segment performance and allocates resources based on each segment’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs (“Depreciation and Amortization”).  Operating profit (loss) has been computed as revenues less operating expenses.  In computing EBITDA and operating profit (loss), interest expense, including amortization of deferred financing costs, and non-operating income and expenses have not been considered.  Identifiable assets by segment are those assets used in the Company’s operations of each segment.  General corporate assets consist primarily of cash and cash equivalents, short-term investments, investment settlements receivable, non-current restricted cash equivalents, non-current investments and properties.

The following is a summary of the Company’s segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Revenues:
Restaurants	$293,896	$307,273	$862,915	$893,421
Asset Management	17,766	16,940	48,390	49,659
Consolidated revenues	$311,662	$324,213	$911,305	$943,080
EBITDA:
Restaurants	$39,349	$44,507	$108,506	$119,820
Asset Management	3,760	5,551	8,964	11,880
General corporate (a)	(14,024)	(8,092)	(47,214)	(115,316)
Consolidated EBITDA	29,085	41,966	70,256	16,384
Less Depreciation and Amortization:
Restaurants	13,459	14,661	36,455	43,146
Asset Management	1,698	4,289	4,629	8,003
General corporate	1,093	1,072	3,230	3,262
Consolidated Depreciation and Amortization	16,250	20,022	44,314	54,411
Operating profit (loss):
Restaurants	25,890	29,846	72,051	76,674
Asset Management	2,062	1,262	4,335	3,877
General corporate (a)	(15,117)	(9,164)	(50,444)	(118,578)
Consolidated operating profit (loss)	12,835	21,944	25,942	(38,027)
Interest expense	(34,426)	(15,489)	(100,048)	(46,164)
Loss on early extinguishments of debt	(194)	-	(13,671)	-
Investment income (loss), net	23,021	(1,083)	74,767	39,690
Gain on sale of unconsolidated business	3	-	2,259	2,558
Other income, net	318	1,101	5,754	3,308
Consolidated income (loss) from continuing operations before income taxes and minority interests	$1,557	$6,473	$(4,997)	$(38,635)

(a)
General corporate EBITDA and Operating loss includes charges described in Note 6 for facilities relocation and corporate restructuring of $2,165 and $1,746 for the three months ended October 1, 2006 and September 30, 2007, respectively, and $3,165 and $80,939 for the nine months ended October 1, 2006 and September 30, 2007, respectively.

	December 31,	September 30,
	2006	2007
Identifiable assets:
Restaurants	$1,079,509	$1,128,475
Asset Management	183,733	131,247
General corporate	297,207	270,684
Consolidated total assets	$1,560,449	$1,530,406

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we refer to as the Form 10-K.  Item 7 of our Form 10-K describes the application of our critical accounting policies.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1A.”

Introduction and Executive Overview

We currently operate in two business segments. We operate in the restaurant business through our Company-owned and franchised Arby’s restaurants and in the asset management business through our 63.6% capital interest in Deerfield & Company LLC, which we refer to as Deerfield.   In April 2007 we entered into a definitive agreement to sell our entire interest in Deerfield to Deerfield Triarc Capital Corp., a real estate investment trust managed by Deerfield which we refer to as the REIT.  In October 2007, this agreement was mutually terminated by the parties because the REIT was unable to complete, on acceptable terms, the financing for the cash portion of the purchase price necessary to consummate the transaction due to instability in the credit markets.  We are continuing to explore, with the REIT, revised terms and conditions as well as other options, including a sale of our interest in Deerfield to another buyer or a spin-off to our shareholders.  Upon the completion of any of these options, which we refer to as the Potential Deerfield Divestiture, we will no longer earn any asset management and related fees, have any other items of income and expense related to Deerfield or have any minority interests in the results of Deerfield’s operations.  However, there can be no assurance that the Potential Deerfield Divestiture will occur.

In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and from royalties and franchise and related fees.  While over 70% of our existing Arby’s royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the nine months ended September 30, 2007.  In our asset management business, we derive revenues in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including the REIT.

We derive investment income principally from the investment of our excess cash.  In that regard, in December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company, which we refer to as the Management Company, formed by our Chairman, who is also our former Chief Executive Officer, and our Vice Chairman, who is also our former President and Chief Operating Officer, whom we refer to as the Former Executives, and a director, who is also our former Vice Chairman, all of whom we refer to as the Principals.  The Equities Account is invested principally in the equity securities, including through derivative instruments, of a limited number of publicly-traded companies.  The Equities Account, including cash equivalents, had a fair value of $99.3 million as of September 30, 2007.  We had also invested in several funds managed by Deerfield, including Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and DM Fund LLC, which we refer to as the DM Fund.  Prior to 2006, we invested $100.0 million in the Opportunities Fund and later transferred $4.8 million of that amount to the DM Fund.  We redeemed our investments in the Opportunities Fund and the DM Fund effective September 29, 2006 and December 31, 2006, respectively.  The Opportunities Fund through September 29, 2006 and the DM Fund through December 31, 2006, were accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us.  The Opportunities Fund was a multi-strategy hedge fund that principally invested in various fixed income securities and their derivatives and employed substantial leverage in its trading activities which significantly impacted our consolidated financial position, results of operations and cash flows.  We also have an investment in the REIT.  When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT.

Our goal is to enhance the value of our Company by increasing the revenues of both our restaurant business, which may include acquisitions, and, until any Potential Deerfield Divestiture is completed, Deerfield’s asset management business.  We are continuing to focus on growing the number of restaurants in the Arby’s system, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience.  Historically our goals have also included growing Deerfield’s assets under management by utilizing the value of its profitable investment advisory brand and increasing the types of assets under management, thereby increasing Deerfield’s asset management fee revenues. However, recent trends including reduced liquidity in the credit markets could materially limit Deerfield’s ability to increase assets under management while those conditions persist.

We are currently in the process of a corporate restructuring involving the Potential Deerfield Divestiture and the disposition of certain other non-restaurant net assets.  See the discussions of “Facilities Relocation and Corporate Restructuring” under “Results of Operations” and “Potential Deerfield Divestiture” following “Liquidity and Capital Resources” for a detailed discussion of the corporate restructuring and certain of its impacts on our results of operations and our liquidity and capital resources.

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

•	Higher fuel costs which cause a decrease in many consumers’ discretionary income as well as consumer concerns about the effect of falling home prices on consumer confidence;

•	Higher fuel costs which have increased our utility costs as well as the cost of goods we purchase under distribution contracts that became effective in the third quarter of 2007;

•	Competitive pressures due to extended hours of operation by many quick service restaurant competitors particularly during the breakfast hours as well as during late night hours;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which could continue to result in increased wages and related fringe benefits, including health care and other insurance costs;

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees;

•	Legal or regulatory activity related to nutritional content or product labeling which could result in increased costs; and

•	Higher commodity prices which have increased our food cost.

We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, the royalties and franchise fees we receive from them.

Our asset management segment has been affected by current credit market conditions which make it difficult to separate short-term market reactions from developing longer term trends.  However, in recent periods, our asset management business has experienced the following market events which may develop into longer term trends:

•
Increased volatility and widening of interest rate spreads recently experienced by the credit markets triggered by the higher delinquency and default rates in the subprime mortgage markets, which is negatively impacting our management and related fees from CDOs as well as the fair value of our CDO investments and recently has, and could continue to, negatively impact our incentive fees from the REIT.

•	Greater volatility in market interest rates which will place greater reliance on the effectiveness of our interest rate hedging strategies in the REIT and other Funds we manage;

•	Decreased ability to create new CDO transactions due to reduced investor demand for the debt obligations typically used to fund those transactions;

•
Tighter lending standards imposed by financial institutions which could result in either (1) a diminished ability to  finance some security positions in CDOs, the REIT and other Funds or (2) financing on less favorable terms; and

•
Reduced liquidity in the credit markets which could materially limit our ability to increase assets under management while such conditions persist, thereby limiting our ability to increase, or in some cases maintain, asset management fees.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  However, Deerfield, the Opportunities Fund and the DM Fund report or reported on a calendar year ending on December 31.  Our first nine-month period of fiscal 2006 commenced on January 2, 2006 and ended on October 1, 2006, with our third quarter commencing on July 3, 2006, except that Deerfield, the Opportunities Fund through our effective redemption on September 29, 2006 and the DM Fund are included on a calendar-period basis.  Our first nine-month period of fiscal 2007 commenced on January 1, 2007 and ended on September 30, 2007, with our third quarter commencing on July 2, 2007, except that Deerfield is included on a calendar-period basis.  When we refer to the “three months ended October 1, 2006,” or the “2006 third quarter,” and the “nine months ended October 1, 2006” or the “first nine months of 2006,” we mean the periods from July 3, 2006 to October 1, 2006 and January 2, 2006 to October 1, 2006, respectively.  When we refer to the “three months ended September 30, 2007,” or the “2007 third quarter,” and the “nine months ended September 30, 2007,” or the “first nine months of 2007,” we mean the periods from July 2, 2007 to September 30, 2007 and January 1, 2007 to September 30, 2007, respectively.  Each quarter contained 13 weeks and each nine-month period contained 39 weeks.  All references to years, first nine months and quarters relate to fiscal periods rather than calendar periods, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount and percent of the change (1) between the 2006 third quarter and the 2007 third quarter and (2) between the first nine months of 2006 and the first nine months of 2007.  We consider certain percentage changes between these periods to be not measurable, or not meaningful, and we refer to these as “n/m.”  The percentage changes used in the following discussion have been rounded to the nearest whole percent.

	Three Months Ended				Nine Months Ended
	October 1,	September 30,	Change		October 1,	September 30,	Change
	2006	2007	Amount	Percent	2006	2007	Amount	Percent
	(In Millions Except Percents)
Revenues:
Net sales	$272.5	$285.5	$13.0	5%	$801.9	$830.6	$28.7	4%
Royalties and franchise and related fees	21.4	21.8	0.4	2%	61.0	62.9	1.9	3%
Asset management and related fees	17.8	16.9	(0.9)	(5)%	48.4	49.6	1.2	2%
	311.7	324.2	12.5	4%	911.3	943.1	31.8	3%
Costs and expenses:
Cost of sales, excluding depreciation and amortization	197.6	210.9	13.3	7%	584.0	610.8	26.8	5%
Cost of services, excluding depreciation and amortization	7.3	6.6	(0.7)	(10)%	18.7	19.8	1.1	6%
Advertising and promotions	19.9	20.9	1.0	5%	59.8	59.3	(0.5)	(1)%
General and administrative, excluding depreciation and amortization	55.8	42.0	(13.8)	(25)%	174.2	155.6	(18.6)	(11)%
Depreciation and amortization, excluding amortization of deferred financing costs	16.2	20.0	3.8	23%	44.3	54.4	10.1	23%
Facilities relocation and corporate restructuring	2.1	1.8	(0.3)	(14)%	3.7	81.2	77.5	n/m
Loss on settlement of unfavorable franchise rights	-	-	-	-	0.7	-	(0.7)	(100)%
	298.9	302.2	3.3	1%	885.4	981.1	95.7	11%
Operating profit (loss)	12.8	22.0	9.2	72%	25.9	(38.0)	(63.9)	n/m
Interest expense	(34.4)	(15.5)	18.9	55%	(100.0)	(46.2)	53.8	54%
Loss on early extinguishments of debt	(0.2)	-	0.2	100%	(13.7)	-	13.7	100%
Investment income (loss), net	23.0	(1.1)	(24.1)	n/m	74.8	39.7	(35.1)	(47)%
Gain on sale of unconsolidated business	-	-	-	-	2.3	2.6	0.3	13%
Other income, net	0.3	1.1	0.8	n/m	5.7	3.3	(2.4)	(42)%
Income (loss) from continuing operations before income taxes and minority interests	1.5	6.5	5.0	n/m	(5.0)	(38.6)	(33.6)	n/m
(Provision for) benefit from income taxes	0.3	(4.2)	(4.5)	n/m	3.2	24.3	21.1	n/m
Minority interests in (income) loss of consolidated subsidiaries	(1.0)	1.4	2.4	n/m	(6.7)	(2.8)	3.9	58%
Income (loss) from continuing operations	0.8	3.7	2.9	n/m	(8.5)	(17.1)	(8.6)	n/m
Loss from discontinued operations, net of income taxes:
Loss from operations	(0.1)	-	0.1	100%	(0.3)	-	0.3	100%
Loss on disposal	-	-	-	-	-	(0.1)	(0.1)	n/m
Loss from discontinued operations	(0.1)	-	0.1	100%	(0.3)	(0.1)	0.2	67%
Net income (loss)	$0.7	$3.7	$3.0	n/m	$(8.8)	$(17.2)	$(8.4)	n/m

Three Months Ended September 30, 2007 Compared with Three Months Ended October 1, 2006

Net Sales

Our net sales, which were generated entirely from the Company-owned restaurants, increased $13.0 million, or 5%, to $285.5 million for the three months ended September 30, 2007 from $272.5 million for the three months ended October 1, 2006, due to a $15.1 million increase in net sales from the 54 net Company-owned restaurants we added since October 1, 2006.  We opened 58 new restaurants, with generally higher than average sales volumes, and we acquired 13 restaurants from franchisees since October 1, 2006 as compared with 14 generally underperforming restaurants we closed and 3 restaurants we sold to franchisees since October 1, 2006.  This increase was partially offset by a $2.1 million, or 1%, decrease in same-store sales of our Company-owned restaurants.  When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods.  Same-store sales of our Company-owned restaurants in the 2007 third quarter were negatively impacted by lower sales volume from a decline in customer traffic caused by (1) increased competitive pressure from larger quick service restaurant operators that have greater economic resources than us which allows them to focus their promotional and marketing strategies on multiple product offerings at the same time and (2) a shift in our marketing strategy with decreased emphasis on limited time value oriented menu offerings in the 2007 third quarter as compared with the 2006 third quarter.  These factors were partially offset by the effect of selective price increases that were implemented in November 2006, price increases that went into effect in August 2007 under our value program, which offers a flexible combination of selected menu items for a discounted price, and additional selective price increases that were implemented in September 2007.

We currently anticipate positive same-store sales growth of Company-owned restaurants for the 2007 fourth quarter, despite the negative factors mentioned above, driven by the anticipated performance of various initiatives such as (1) a major new product introduction with accompanying increased advertising support, including couponing, (2) the effect of the selective price increases mentioned above, including price increases under our value program and (3) the periodic use of limited time menu items.  In addition to the anticipated positive effect of same-store sales growth, net sales should also be positively impacted by the additional 54 net Company-owned restaurants added since October 1, 2006 and the approximately 10 new Company-owned restaurants which are anticipated to open during the fourth quarter of 2007.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 15 restaurant leases that are scheduled for renewal or expiration during the remainder of 2007.  We currently anticipate the renewal or extension of approximately 14 of those leases.

Royalties and Franchise and Related Fees

Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $0.4 million, or 2%, to $21.8 million for the three months ended September 30, 2007 from $21.4 million for the three months ended October 1, 2006.  This increase reflects higher royalties of (1) $0.6 million from the 75 franchised restaurants opened since October 1, 2006, with generally higher than average sales volumes, and the 3 restaurants sold to franchisees since October 1, 2006 replacing the royalties from 29 generally underperforming franchised restaurants closed and the elimination of royalties from the 13 restaurants we acquired from franchisees since October 1, 2006 and (2) $0.2 million due to a 1% increase in same-store sales of the franchised restaurants in the 2007 third quarter as compared with the 2006 third quarter.  These increases in royalties were partially offset by a $0.4 million decrease in franchise and related fees.

Same-store sales of the franchised restaurants increased during the 2007 third quarter, whereas same-store sales of the Company-owned restaurants declined, principally due to (1) the earlier implementation at the franchised restaurants of both 2007 third quarter price increases discussed above under “Net Sales” and (2) the full period effect for the franchisees of the local marketing initiatives already used for Company-owned restaurants throughout the 2006 third quarter.

We expect that our royalties and franchise and related fees will be higher for the 2007 fourth quarter as compared with the 2006 fourth quarter due to anticipated positive same-store sales growth of franchised restaurants from the expected performance of the various initiatives described above under “Net Sales” and the positive effect of net new restaurant openings since October 1, 2006 by our franchisees.

Asset Management and Related Fees

Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, decreased $0.9 million, or 5%, to $16.9 million for the three months ended September 30, 2007 from $17.8 million for the three months ended October 1, 2006.  This decrease principally reflects (1) a $1.3 million decrease in incentive fees from the REIT as a result of not meeting certain performance thresholds during the 2007 third quarter due primarily to losses from interest rate derivatives and asset-backed securities held by the REIT, (2) a $1.1 million decrease in management fees from the REIT as a result of the decline in the value of both the nonvested REIT stock and stock options granted to us for the management fees, and a decrease in the REIT’s net assets on which a portion of our fees are based and (3) a $0.3 million net decrease in structuring and other related fees associated with new CDOs.  These decreases were partially offset by (1) a $1.1 million net increase in management fees from the net addition of five CDOs and increased warehouse fees since October 1, 2006, (2) a $0.4 million increase in management fees on existing CDOs and Funds other than the REIT and (3) a $0.3 million increase in incentive fees from existing Funds other than the REIT.

We expect that our asset management and related fees for the 2007 fourth quarter will be less than the 2006 fourth quarter due to an anticipated decline in incentive fees from Funds other than the REIT, resulting from a lack of arbitrage opportunities in our core strategies affecting the performance of certain Funds.  In accordance with our revenue recognition accounting policy, incentive fees relating to the Funds which are based upon performance are recognized when the amounts become fixed and determinable upon the close of a performance period, which is generally at the end of our fourth quarter.  During the fourth quarter of 2006, we recognized $17.0 million of incentive fees from Funds other than the REIT, whereas based on performance of the Funds to date in 2007, we expect to recognize a significantly lower amount in the fourth quarter of 2007.  In that regard, as of the end of the 2006 third quarter we had contingently earned but not recognized $9.7 million in incentive fees, whereas we had not contingently earned any such incentive fees as of the end of the 2007 third quarter.  In addition, future management and related fees from CDOs and possibly the incentive fees from the REIT are expected to continue to be negatively impacted by recent developments in the subprime and other credit markets, the extent of which we are unable to predict, although the REIT has publicly disclosed that its direct exposure to subprime mortgages is limited.

Cost of Sales, Excluding Depreciation and Amortization

Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants.  Cost of sales increased $13.3 million, or 7%, to $210.9 million, resulting in a gross margin of 26%, for the three months ended September 30, 2007, from $197.6 million, resulting in a gross margin of 27%, for the three months ended October 1, 2006.  We define gross margin as the difference between net sales and cost of sales divided by net sales.  The increase in cost of sales is principally attributable to the effect of the 54 net Company-owned restaurants added since October 1, 2006.  The 1% decrease in our overall gross margin reflects the effects of (1) the price discounting associated with the value program discussed above under “Net Sales”, (2) increases in our cost of beef and other menu items, (3) increased costs under new distribution contracts that became effective in the third quarter of 2007 and reflect the effects of higher fuel costs and (4) increased labor costs due to the Federal minimum wage increase implemented in July 2007.  These negative factors were partially offset by the effects of  the selective price increases discussed above under “Net Sales”.

We anticipate that our gross margin for the 2007 fourth quarter will be relatively consistent with the gross margin for the current nine-month period as a result of the continuing effects of the factors discussed above.

Cost of Services, Excluding Depreciation and Amortization

Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, decreased $0.7 million, or 10%, to $6.6 million for the three months ended September 30, 2007 from $7.3 million for the three months ended October 1, 2006 principally due to a $0.6 million reversal of incentive compensation which had been recorded in prior quarters of 2007, but will not be paid, for employees who left Deerfield in September 2007, as well as a net decrease of $0.2 million in incentive compensation for existing employees related to Deerfield’s weaker performance during the 2007 third quarter.

Advertising and Promotions

Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising, as well as point of sale materials and local restaurant marketing.  These expenses increased $1.0 million, or 5%, principally due to an increase in our portion of advertising spending by an independently controlled advertising cooperative, which we refer to as AFA, due to the timing of its expenditures in the 2007 third quarter as compared with the 2006 third quarter.

We expect that our advertising and promotions expenses for the 2007 fourth quarter will be higher than the 2006 fourth quarter due to additional local electronic media advertising planned in the 2007 period compared with the 2006 period.

General and Administrative, Excluding Depreciation and Amortization

Our general and administrative expenses, excluding depreciation and amortization decreased $13.8 million, or 25%, principally due to (1) a $5.4 million decrease in corporate general and administrative expenses principally related to (a) the resignation effective in June 2007 of the Former Executives and certain other officers and employees of Triarc who became employees of the Management Company and are no longer employed by us and (b) our sublease to the Management Company of one of the floors of our New York headquarters, both partially offset by the fees for professional and strategic services provided to us under a two-year transition services agreement we entered into with the Management Company which commenced on June 30, 2007, (2) a $5.3 million decrease in incentive compensation due to weaker than planned performance at our business segments, (3) a $2.1 million decrease in outside consultant fees at our restaurant segment partially offset by a $1.0 million increase in salaries, which partially replaced those fees, primarily attributable to the strengthening of the infrastructure of that segment following the acquisition of the Arby’s restaurants we purchased from RTM Restaurant Group in July 2005, which we refer to as the RTM Acquisition and (4) a $1.5 million reduction of training and travel costs at our restaurant segment as part of an expense reduction initiative.

Our corporate general and administrative expenses are expected to be lower during the 2007 fourth quarter as compared to the 2006 fourth quarter as a result of the transition of our corporate headquarters to Atlanta.

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

Our depreciation and amortization, excluding amortization of deferred financing costs, increased $3.8 million, or 23%, principally reflecting (1) a $3.0 million asset impairment charge related to an internally developed financial model that our asset management segment no longer intends to use internally and expects to sell at a loss, (2) $1.3 million related to the 54 net restaurants added since October 1, 2006 and (3) depreciation on additions to properties at existing restaurants, all partially offset by $1.9 million of asset impairment charges in the third quarter of 2006 related to two underperforming restaurants which did not recur in the 2007 third quarter.

Facilities Relocation and Corporate Restructuring

Our facilities relocation and corporate restructuring charge of $2.1 million in the 2006 third quarter was recognized as a general corporate expense and related to our decision not to move our corporate offices to a leased facility in Rye Brook, New York.  This charge principally resulted from a lease termination fee we incurred to be released from the Rye Brook lease during the 2006 third quarter.  The charge of $1.8 million in the 2007 third quarter consists of a general corporate charge of $1.7 million and a $0.1 million increase in estimated employee relocation costs in connection with combining our existing restaurant operations with RTM after the RTM Acquisition.  The general corporate charge of $1.7 million principally related to the ongoing transfer of substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia and the closing of our New York headquarters and reflects a (1) $6.2 million severance charge principally for a current Triarc executive, excluding incentive compensation that is due to him for his 2007 period of employment with the Company and including applicable employer payroll taxes and (2) loss of $0.8 million on properties and other assets at our former New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold during the 2007 third quarter to the Management Company.  These charges were partially offset by a $5.3 million decline in the fair value of the investments in trusts which were established to fund the payment entitlements under the negotiated contractual settlements in connection with the resignations effective June 2007 of the Former Executives, which we refer to as Contractual Settlements, which resulted in a corresponding reduction of the severance payment obligations to the Former Executives previously recorded in the second quarter of 2007.  The Company had funded the severance payment obligations to the Former Executives, net of applicable withholding taxes, by the transfer of cash and investments to deferred compensation trusts, which we refer to as the 2007 Trusts, in the second quarter of 2007.

We expect to incur additional severance charges and consulting fees aggregating approximately $3.0 million with respect to other New York headquarters’ executives and employees principally during the 2007 fourth quarter and the first half of 2008.

Interest Expense

Interest expense decreased $18.9 million, or 55%, principally reflecting a $19.3 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the effective redemption of our investment in the Opportunities Fund as of September 29, 2006, which we refer to as the Redemption.  As a result of the Redemption we no longer consolidate the Opportunities Fund subsequent to September 29, 2006.  Accordingly, interest expense and related net investment income are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.

Loss on Early Extinguishments of Debt

The loss on early extinguishments of debt of $0.2 million in the 2006 third quarter, which did not recur in the 2007 third quarter, consisted of (1) $0.1 million of legal fees related to conversions of our 5% convertible notes due 2023, which we refer to as the Convertible Notes, into our class A and class B common stock and (2) a $0.1 million write-off of previously unamortized deferred financing costs in connection with a September 2006 prepayment of $6.0 million principal amount of our term loan borrowings, which we refer to as the Term Loan, from excess cash.

Investment Income (Loss), Net

The following table summarizes and compares the major components of investment income (loss), net:

	Three Months Ended
	October 1,	September 30,
	2006	2007	Change
	(In Millions)

Interest income	$22.4	$2.3	$(20.1)
Recognized net gains	3.3	1.3	(2.0)
Other than temporary unrealized losses	(2.8)	(5.1)	(2.3)
Distributions, including dividends	0.3	0.4	0.1
Other	(0.2)	-	0.2
	$23.0	$(1.1)	$(24.1)

Our interest income decreased $20.1 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.  Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and, in 2006, securities sold short with an obligation to purchase.  The $2.0 million decrease in our recognized net gains reflects (1) a $7.5 million decline in value of derivatives held in the Equities Account and (2) a $3.1 million decline in realized gains on sales of available-for-sale securities, both partially offset by an $8.6 million increase in net gains realized on sales of cost method investments, including a $10.1 million gain related to one specific security sold in the 2007 third quarter.  All of these recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments.  The increase in other than temporary unrealized losses of $2.3 million reflects the recognition of impairment charges related to the significant decline in the market values of six of our available-for-sale investments in CDOs in the 2007 third quarter compared with the significant decline in the market value of one of our cost method investments in the 2006 third quarter.  Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

As of September 30, 2007, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $11.6 million and ($2.1) million, respectively, included in “Accumulated other comprehensive income.”  We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not.  Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Other Income, Net

Other income, net, increased $0.8 million, principally reflecting a charge of $1.5 million in the 2006 third quarter, which did not recur in the 2007 third quarter, for costs recognized related to a strategic business alternative that was not pursued partially offset by a $0.7 million decrease in our equity in the REIT’s operations.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

Our income from continuing operations before income taxes and minority interests increased $5.0 million to $6.5 million in the 2007 third quarter from $1.5 million in the 2006 third quarter.  This increase is attributed principally to the $9.2 million improvement in our operating profit which is largely attributable to the reduction in general and administrative expenses as well as the other variances discussed above.

(Provision For) Benefit From Income Taxes

Despite income from continuing operations before income taxes and minority interests in both three month periods ended September 30, 2007 and October 1, 2006, there is a benefit from taxes in the 2006 three-month period as compared to a provision for income taxes in the 2007 three-month period as a result of the catch up effect in 2006 of a year-to-date change in the estimated full year tax rate.

Minority Interests in (Income) Loss of Consolidated Subsidiaries

Minority interests in (income) loss of consolidated subsidiaries decreased $2.4 million principally due to a loss incurred by Deerfield in the 2007 third quarter as compared with income in the 2006 third quarter.

Loss From Discontinued Operations

The loss from discontinued operations in the 2006 third quarter consists of a $0.1 million loss from operations related to our closing two underperforming restaurants in the fourth quarter of 2006.  Our accompanying condensed consolidated statement of operations for the three months ended October 1, 2006 has been reclassified to report the results of operations of the two closed restaurants as discontinued operations.

Net Income

Our net income increased $3.0 million to $3.7 million in the 2007 third quarter from $0.7 million in the 2006 third quarter.  This increase is due to the after-tax and applicable minority interest effects of the variances discussed above.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended October 1, 2006

Net Sales

Our net sales, which were generated entirely from the Company-owned restaurants, increased $28.7 million, or 4%, to $830.6 million for the nine months ended September 30, 2007 from $801.9 million for the nine months ended October 1, 2006, due to a $40.1 million increase in net sales from the 54 net Company-owned restaurants we added since October 1, 2006, consisting of 58 new restaurants opened, with generally higher than average sales volumes, and 13 restaurants we acquired from franchisees since October 1, 2006 as compared with 14 generally underperforming restaurants we closed and 3 restaurants we sold to franchisees since October 1, 2006.  This increase was partially offset by an $11.4 million, or 1%, decrease in same-store sales of our Company-owned restaurants.  Same-store sales of our Company-owned restaurants in the first nine months of 2007 were negatively impacted by (1) a continued deterioration of economic conditions in the Michigan and Ohio regions, where we have a disproportionate number of Company-owned restaurants, in the 2007 first half, (2) poor weather conditions which decreased our customer traffic in the northern and central sections of the United States in the 2007 first quarter, (3) advertising and promotions that were not as effective in the 2007 second quarter as those in the 2006 second quarter, (4) the effect of price discounting under a value program in the 2007 second quarter, which we had expected to be more than offset by higher sales volume from increased customer traffic, but which was not, (5) increased competitive pressure from larger quick service restaurant operators that have greater economic resources than us which allows them to focus their promotional and marketing strategies on multiple product offerings at the same time and (6) a shift in our marketing strategy with decreased emphasis on limited time value oriented menu offerings in the 2007 third quarter as compared with the 2006 third quarter.  These factors were partially offset by (1) incremental sales principally in the 2007 first quarter from some of our limited time product offerings and (2) the effect of the selective price increases discussed in the comparison of the three-month periods.

We currently anticipate positive same-store sales growth of Company-owned restaurants for the fourth quarter of 2007 as a result of the factors discussed in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $1.9 million, or 3%, to $62.9 million for the nine months ended September 30, 2007 from $61.0 million for the nine months ended October 1, 2006, reflecting higher royalties of (1) $2.4 million from the 75 franchised restaurants opened since October 1, 2006, with generally higher than average sales volumes, and the 3 restaurants sold to franchisees since October 1, 2006 replacing the royalties from the 29 generally underperforming franchised restaurants closed and the elimination of royalties from the 13 restaurants we acquired from franchisees since October 1, 2006 and (2) $0.3 million due to a 1% increase in same-store sales of the franchised restaurants in the 2007 first nine months as compared with the 2006 first nine months. These increases in royalties were partially offset by a $0.8 million decrease in franchise and related fees.

We expect that our royalties and franchise and related fees will be higher for the fourth quarter of 2007 as compared with the fourth quarter of 2006 as a result of the factors discussed in the comparison of the three-month periods.

Asset Management and Related Fees

Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield, increased $1.2 million, or 2%, to $49.6 million for the nine months ended September 30, 2007 from $48.4 million for the nine months ended October 1, 2006.  This increase principally reflects (1) a $4.5 million increase in management fees primarily attributable to the full nine-month effect of CDOs and Funds that were entered into prior to October 1, 2006, (2) a $0.7 million increase in structuring and other related fees associated with new CDOs and (3) a $0.7 million net increase in management fees from the net addition of five CDOs and increased warehouse fees since October 1, 2006.  These increases were partially offset by (1) a $1.7 million decrease in incentive fees earned on existing CDOs principally due to a $1.0 million decrease in deferred contingent fees on CDOs from $1.2 million recognized in the first nine months of 2006 to $0.2 million recognized in the first nine months of 2007, (2) a $1.6 million decrease in incentive fees from the REIT as a result of not meeting certain performance thresholds during the 2007 second and third quarters and (3) a $1.5 million decrease in management fees from the REIT as described in the comparison of the three-month periods.

We expect that our asset management and related fees for the fourth quarter of 2007 will be less than the fourth quarter of 2006, as discussed in the comparison of the three-month periods.

Cost of Sales, Excluding Depreciation and Amortization

Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants.  Cost of sales increased $26.8 million, or 5%, to $610.8 million, resulting in a gross margin of 26%, for the nine months ended September 30, 2007, from $584.0 million, resulting in a gross margin of 27%, for the nine months ended October 1, 2006.  The increase in cost of sales is principally attributable to the effect of the 54 net Company-owned restaurants added since October 1, 2006.  The 1% decrease in our overall gross margin reflects the effects of (1) the price discounting associated with the value program discussed under “Net Sales” above, (2) increases in our cost of beef and other menu items, (3) increased costs under new distribution contracts that became effective in the third quarter of 2007 and reflect the effects of higher fuel costs and (4) increased labor costs due to the Federal minimum wage increase implemented in July 2007. These negative factors were partially offset by the effects of (1) selective price increases discussed under “Net Sales” above and (2) decreased beverage costs partially due to increased rebates received in the 2007 first quarter from a new beverage supplier we were in the process of converting to during the 2006 first quarter.

As discussed in the comparison of the three-month periods, we expect our overall gross margin for the remainder of 2007 will be relatively consistent with the gross margin for the current nine-month period.

Cost of Services, Excluding Depreciation and Amortization

Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, increased $1.1 million, or 6%, to $19.8 million for the nine months ended September 30, 2007 from $18.7 million for the nine months ended October 1, 2006 principally due to (1) a $1.1 million increase related to the hiring of additional personnel to support a previously anticipated growth in assets under management and (2) a $0.6 million increase in incentive compensation levels of existing personnel.  These increases were partially offset by a $0.6 million decrease in incentive compensation which had been recorded in prior quarters of 2007, but will not be paid, for employees who left Deerfield in September 2007.

Advertising and Promotions

Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising, as well as point of sale materials and local restaurant marketing.  These expenses decreased $0.5 million, or 1%, despite the increase in net sales, principally due to a decrease in our portion of advertising spending by AFA due to the timing of its expenditures in the 2007 nine-month period as compared to the same period in 2006.

As discussed in the comparison of the three-month periods, we expect our advertising and promotions expenses for the fourth quarter of 2007 will be higher than the comparable period of 2006.

General and Administrative, Excluding Depreciation and Amortization

Our general and administrative expenses, excluding depreciation and amortization decreased $18.6 million, or 11%, principally due to (1) a $10.7 million  decrease in general and administrative expenses principally related to (a) the resignation effective in June 2007 of the Former Executives and certain other officers and employees of Triarc who became employees of the Management Company and are no longer employed by us and (b) our sublease to the Management Company of one of the floors of our New York headquarters, both partially offset by the fees for professional and strategic services provided to us under a two-year transition services agreement we entered into with the Management Company which commenced on June 30, 2007, (2) a $4.5 million decrease in incentive compensation due to weaker than planned performance at our business segments, (3) a $4.1 million decrease in outside consultant fees at our restaurant segment partially offset by a $2.4 million increase in salaries, which partially replaced those fees, primarily attributable to the strengthening of the infrastructure of that segment following the RTM Acquisition, (4) $4.0 million of severance and related charges in connection with the replacement of three senior restaurant executives during our 2006 first nine months that did not recur in our 2007 first nine months and (5) a $2.5 million reduction of training and travel costs at our restaurant segment as part of an expense reduction initiative.  These decreases were partially offset by (1) a $3.2 million increase in relocation costs in our restaurant segment principally attributable to additional estimated declines in market value and increased carrying costs related to homes we purchased for resale from relocated employees and (2) a $1.6 million increase in charitable contributions, primarily at corporate.

We expect lower corporate general and administrative expenses in the 2007 fourth quarter as compared to the 2006 fourth quarter, for the reasons discussed in the comparison of the three-month periods.

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

Our depreciation and amortization, excluding amortization of deferred financing costs increased $10.1 million, or 23%, principally reflecting (1) $5.0 million of asset impairment charges in the 2007 first nine months principally related to (a) anticipated losses related to an internally developed financial model, as described in the comparison of the three-month periods, (b) asset management contracts for two CDOs, one of which was terminated early and the other of which no longer has any projected future cash flows to us, and (c) an underperforming restaurant, (2) $2.9 million related to the 54 net restaurants added since October 1, 2006, (3) $1.1 million related to losses on disposals of properties included in depreciation and amortization and (4) depreciation on additions to properties at existing restaurants, all partially offset by $2.2 million of asset impairment charges recorded in the 2006 third quarter principally related to two underperforming restaurants which did not fully recur in the 2007 nine months.

Facilities Relocation and Corporate Restructuring

The charge of $3.7 million in the 2006 first nine months consists of $3.1 million of general corporate expense related to our decision not to move our corporate offices to a leased facility in Rye Brook, New York and $0.6 million of additional net charges recognized by our restaurant segment relating to combining our existing restaurant operations with those of RTM both as discussed in the comparison of the three-month periods.  The charge of $81.2 million in the first nine months of 2007 consists of general corporate severance charges of $80.9 million and a $0.3 million additional charge for employee relocation costs in connection with combining our restaurant operations.  The general corporate charge of $80.9 million reflects (1) the payment entitlements under the Contractual Settlements, as well as severance for another former executive and a current executive, excluding incentive compensation relating to their 2007 period of employment with the Company and including applicable employer payroll taxes and (2) a loss of approximately $0.8 million on properties and other assets at our former New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold during the 2007 third quarter to the Management Company, all as part of the corporate restructuring. Under the terms of the Contractual Settlements, our Chairman, who is also our former Chief Executive Officer, is entitled to a payment consisting of cash and investments which had a fair value of $50.3 million as of July 1, 2007 ($46.7 million as of September 30, 2007) and our Vice Chairman, who is also our former President and Chief Operating Officer, is entitled to a payment consisting of cash and investments which had a fair value of $25.1 million as of July 1, 2007 ($23.4 million as of September 30, 2007), both subject to applicable withholding taxes, during the 2007 fourth quarter.  As discussed in the comparison of the three-month periods, the Company recorded a $5.3 million reduction of severance expense in the third quarter of 2007 related to declines in value of the  related investments held in the 2007 Trusts.

As disclosed in the comparison of the three-month periods, we expect to incur additional severance charges and consulting fees aggregating approximately $3.0 million with respect to other New York headquarters’ executives and employees principally during the 2007 fourth quarter and the first half of 2008.

Loss on Settlement of Unfavorable Franchise Rights

During the nine months ended October 1, 2006 we recognized a loss on settlement of unfavorable franchise rights of $0.7 million in connection with an acquisition of nine restaurants in April 2006, for which there was no similar loss during the 2007 first nine months.  Under accounting principles generally accepted in the United States of America, which we refer to as GAAP, we are required to record as an expense and exclude from the purchase price of acquired restaurants the value of any franchise agreements that is attributable to royalty rates below the current 4% royalty rate that we receive on new franchise agreements.  The amount of the settlement loss represents the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Interest Expense

Interest expense decreased $53.8 million, or 54%, principally reflecting a $54.8 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the Redemption, as discussed in more detail in the comparison of the three-month periods.

Loss on Early Extinguishments of Debt

The loss on early extinguishments of debt of $13.7 million in the nine months ended October 1, 2006, which did not recur in the 2007 first nine months, consisted of (1) $12.7 million which resulted from the conversions and effective conversions of an aggregate $167.4 million, during the first nine months of 2006, of our Convertible Notes into our class A and class B common stock, and consisted of $8.7 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock, the write-off of $3.9 million of related previously unamortized deferred financing costs and $0.1 million of legal fees related to the conversions and (2) a $1.0 million write-off of previously unamortized deferred financing costs in connection with Term Loan prepayments from excess cash of $45.0 million and $6.0 million in June and September 2006, respectively.

Investment Income (Loss), Net

The following table summarizes and compares the major components of investment income (loss), net:

	Nine Months Ended
	October 1,	September 30,
	2006	2007	Change
	(In Millions)

Interest income	$69.7	$7.2	$(62.5)
Recognized net gains	7.7	39.0	31.3
Other than temporary unrealized losses	(2.9)	(7.5)	(4.6)
Distributions, including dividends	1.0	1.1	0.1
Other	(0.7)	(0.1)	0.6
	$74.8	$39.7	$(35.1)

Our interest income decreased $62.5 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.  Our recognized net gains, as discussed in more detail in the comparison of the three-month periods, increased $31.3 million and included (1) a $12.8 million realized gain on the sale in the 2007 first quarter of one of our available-for-sale securities, (2) a $10.1 million realized gain on the sale in the 2007 third quarter of one of our cost method investments and (3) $8.4 million of gains realized on the transfer of several cost method investments from two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, to the Former Executives in connection with the settlement of the related obligation to the Former Executives during the 2007 second quarter.  All of these recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments.  The increase in other than temporary unrealized losses of $4.6 million reflects the recognition of impairment charges related to the significant decline in the market values of six of our available-for-sale investments in CDOs in the first nine months of 2007 compared with the significant decline in market value of one of our cost method investments in the comparable period of 2006.  Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

As of September 30, 2007, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $11.6 million and ($2.1) million, respectively, included in “Accumulated other comprehensive income.”  We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not.  Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Unconsolidated Business

The gain on sale of unconsolidated business of $2.3 million and $2.6 million in the 2006 and 2007 first nine months, respectively, was principally due to cash sales of a portion of our investment in Encore Capital Group, Inc., an investee of ours which we refer to as Encore, in each period.

Other Income, Net

Other income, net, decreased $2.4 million, principally reflecting (1) $1.7 million of gains recognized in the 2006 first nine months, which did not recur in the 2007 first nine months, on the sale of a portion of our investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique, (2) a $0.7 million increase in the loss from a foreign currency derivative related to Jurlique which matured on July 5, 2007, (3) a $0.6 million decrease in equity in earnings of Encore, which we no longer account for under the equity method subsequent to May 10, 2007, (4) a $0.6 million decrease in our equity in the REIT’s operations for the respective nine-month periods and (5) a $0.3 million decrease in rental income on restaurants not operated by us.  These decreases were partially offset by a charge of $1.5 million in the 2006 third quarter, which did not recur in the 2007 first nine months, for costs recognized related to a strategic business alternative that was not pursued.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

Our loss from continuing operations before income taxes and minority interests increased $33.6 million to $38.6 million in the first nine months of 2007 from $5.0 million in the first nine months of 2006.  The increased loss is attributed principally to the $63.9 million decline in our operating profit to an operating loss largely attributable to the $81.2 million of facilities relocation and corporate restructuring charge primarily related to our corporate restructuring that commenced in the 2007 second quarter, partially offset by a $31.3 million increase in recognized net gains included in our investment income, as well as the other variances discussed above.

We recognized a reversal of deferred compensation expense of $0.3 million in the 2006 first nine months and deferred compensation expense of $1.0 million in the first nine months of 2007, net of a $1.5 million settlement of a lawsuit related to an investment which was included in the Deferred Compensation Trusts, recorded in the three months ended September 30, 2007, within general and administrative expenses, for the net decrease or increase in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the Former Executives.  The related obligation was settled in the 2007 second quarter following the Former Executives’ resignation and the assets in the Deferred Compensation Trusts were either distributed to the Former Executives or used to satisfy withholding taxes.  Under GAAP, we were unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the cost method of accounting.  We recognized net investment losses from investments in the Deferred Compensation Trusts of $1.9 million in the 2006 first nine months and net investment income of $7.1 million in the first nine months of 2007, net of the $1.5 million settlement of the lawsuit described above, in the three months ended September 30, 2007.  The $1.9 million of net investment losses in the 2006 first nine months consisted principally of an other than temporary loss related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value.  The gross investment income of $8.6 million in the 2007 first nine months consisted of $8.4 million of realized gains almost entirely attributable to the transfer of the investments to the Former Executives and $0.2 million of interest income.  The unrealized net increase in the fair value of the investment retained by us of $2.9 million at September 30, 2007 will be recognized when that investment is sold.

(Provision for) Benefit From Income Taxes

The benefit from income taxes represented a tax rate of 63% for the nine months ended September 30, 2007 and the nine months ended October 1, 2006.

The effective benefit rate for the nine months ended September 30, 2007 includes the effect of recognizing a previously unrecognized contingent tax benefit of $12.8 million in connection with the settlement of certain obligations to the Former Executives relating to the Deferred Compensation Trusts during the first half of 2007, for which the related expense was principally recognized in prior years for financial statement purposes.

Additionally, the effective rates in both nine-month periods include the effects of (1) non-deductible expenses, (2) minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the forecasted pre-tax income used to calculate the effective tax rates and (3) state income taxes, net of Federal income tax benefit, due to the differing mix of pre-tax income or loss among the consolidated entities which file state tax returns on an individual basis, the effects of which are lower in the 2007 nine-month period as compared to the nine-month period of 2006 due to the forecasted pre-tax income or loss in the respective periods.

Minority Interests in (Income) Loss of Consolidated Subsidiaries

Minority interests in income of consolidated subsidiaries decreased by $3.9 million principally reflecting (1) a decrease of $3.2 million principally due to lower income of Deerfield in the first nine months of 2007 as compared with the first nine months of 2006 and (2) a decrease of $2.6 million of minority interests in the income of the Opportunities Fund in the 2006 first nine months which did not recur in the 2007 first nine months as a result of the Redemption in September 2006.  These decreases were partially offset by a $1.9 million correction in the 2007 first quarter of a prior period understatement of minority interests in income of consolidated subsidiaries which was not deemed to be material to our consolidated financial statements.

Loss From Discontinued Operations

The loss from discontinued operations related to our closing two underperforming restaurants in the fourth quarter of 2006 and consists of a $0.3 million loss from operations in the 2006 first nine months and an additional $0.1 million loss on disposal in the 2007 first quarter.  Our accompanying condensed consolidated statement of operations for the nine months ended October 1, 2006 has been reclassified to report the results of operations of the two closed restaurants as discontinued operations.

Net Income (Loss)

Our net loss increased $8.4 million to $17.2 million in the 2007 first nine months from $8.8 million in the 2006 first nine months.  This increase is due to the after-tax and applicable minority interest effects of the variances discussed above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $40.2 million during the nine months ended September 30, 2007 principally reflecting (1) the provision, net of payments, for facilities relocation and corporate restructuring of $78.3 million, (2) depreciation and amortization of $55.9 million and (3) a share-based compensation provision of $8.3 million, all partially offset by (1) cash used by changes in operating assets and liabilities of $36.4 million, (2) a deferred income tax benefit of $24.9 million, (3) net operating investment adjustments of $24.8 million and (4) our net loss of $17.2 million.

The cash used by changes in operating assets and liabilities of $36.4 million principally reflects a $44.9 million decrease in accounts payable and accrued expenses and other current liabilities partially offset by a $15.3 million decrease in accounts and notes receivable.  The decrease in accounts payable and accrued expenses and other current liabilities was principally due to the annual payment of previously accrued incentive compensation and by a decrease in the comparative accruals for the 2007 and 2006 nine-month periods for former Triarc employees.  The decrease in accounts and notes receivable resulted from collections of asset management incentive fees receivable that were recognized principally in the fourth quarter of 2006.  Historically, our asset management revenues have been higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to the Funds which are based upon performance and are recognized when the amounts become fixed and determinable upon the close of a performance period.  The net operating investment adjustments principally reflect $31.6 million of net recognized gains, net of other than temporary losses, including gains of $22.9 million realized on two specific investments we sold in the 2007 first nine months and $8.4 million of gains realized on the transfer of several cost method investments from the Deferred Compensation Trusts to the Former Executives in the 2007 second quarter, partially offset by $6.0 million of proceeds from sales of trading securities and net settlements of trading derivatives.

We expect that our cash flows from continuing operating activities will use cash during the fourth quarter of 2007 primarily as a result of the severance and contractual settlement payments in connection with the corporate restructuring as discussed above in the comparison of the nine-month periods under “Results of Operations – Facilities Relocation and Corporate Restructuring”.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was a deficit of $3.8 million at September 30, 2007, reflecting a current ratio, which equals current assets divided by current liabilities, of slightly less than 1.0:1.  Working capital at September 30, 2007 decreased $165.0 million from $161.2 million at December 31, 2006, primarily due to (1) the reclassification of $91.8 million of net current assets in the Equities Account as non-current in connection with our entering into an agreement with the Management Company whereby we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (2) a $77.9 million increase in accrued expenses and other current liabilities and deferred compensation payable to the Former Executives, another former executive and a current executive for severance to be settled through a combination of cash payments and the transfer of short-term investments in the 2007 fourth quarter in connection with our corporate restructuring, as discussed in more detail in the comparison of the nine-month periods under “Results of Operations – Facilities Relocation and Corporate Restructuring.”

Our total capitalization at September 30, 2007 was $1,170.6 million, consisting of stockholders’ equity of $428.5 million, long-term debt of $738.2 million, including current portion, and notes payable of $3.9 million.  Our total capitalization at September 30, 2007 decreased $31.8 million from $1,202.4 million at December 31, 2006 principally reflecting (1) dividends paid of $24.2 million, (2) our net loss of $17.2 million and (3) the components of comprehensive loss that bypass net income of $10.4 million principally reflecting the reclassification of prior period unrealized holding gains into net income upon our sales of available-for-sale securities, all partially offset by a $17.5 million net increase in long-term debt, including current portion, and notes payable.

Credit Agreement

We have a credit agreement, which we refer to as the Credit Agreement, for our restaurant segment.  The Credit Agreement includes a senior secured term loan facility, which we refer to as the Term Loan, with a remaining principal balance of $555.1 million as of September 30, 2007 and a senior secured revolving credit facility of $100.0 million, under which there were no borrowings as of September 30, 2007.  However, the availability under the facility as of September 30, 2007 was $92.3 million, which is net of a reduction of $7.7 million for outstanding letters of credit.  The Term Loan has scheduled repayments of $1.6 million during the fourth quarter of 2007.  In addition, the Term Loan requires annual prepayments of principal amounts resulting from excess cash flows of the restaurant segment and from certain events, both as determined under the Credit Agreement.  No prepayments were required under the Term Loan during the 2007 first nine months and we do not expect that any will be required during the fourth quarter of 2007.

Sale-Leaseback Obligations

We have outstanding $101.5 million of sale-leaseback obligations as of September 30, 2007, which relate to our restaurant segment and are due through 2027, of which $0.4 million is due during the fourth quarter of 2007.

Capitalized Lease Obligations

We have outstanding $72.8 million of capitalized lease obligations as of September 30, 2007, which relate to our restaurant segment and extend through 2036, of which $0.9 million is due during the fourth quarter of 2007.

Convertible Notes

We have outstanding at September 30, 2007, $2.1 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 52,000 shares of our class A common stock and 105,000 shares of our class B common stock.  The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

Other Long-Term Debt

We have outstanding a secured bank term loan payable through 2008 in the amount of $2.9 million as of September 30, 2007, of which $0.8 million is due during the fourth quarter of 2007.  We also have outstanding $2.0 million under a revolving note as of September 30, 2007, which we refer to as the Revolving Note, which is due in 2009.  Additionally, we have outstanding $1.8 million of leasehold notes as of September 30, 2007, which are due through 2018, of which less than $0.1 million is due during the fourth quarter of 2007.

Notes Payable

We have outstanding $3.9 million of notes payable as of September 30, 2007.  Of these, $2.4 million relate to our asset management segment and are secured by some of our short-term investments in preferred shares of CDOs as of September 30, 2007.  These notes are non-recourse except in limited circumstances and have no stated maturities but must be repaid from either a portion or all of the distributions we receive on, or sales proceeds from, the respective preferred shares of CDOs, as well as a portion of the asset management fees to be paid to us from the respective CDOs.  The other $1.5 million represents secured borrowings by AFA, which is consolidated as part of our restaurant segment, under a $3.5 million line of credit which expires in July 2008.

Revolving Credit Facilities

We have $92.3 million available for borrowing under our restaurant segment’s $100.0 million revolving credit facility as of September 30, 2007, which is net of the reduction of $7.7 million for outstanding letters of credit as noted above.  In addition, our restaurant segment has a $30.0 million conditional funding commitment, of which $30.0 million was available as of September 30, 2007, from a real estate finance company for sale-leaseback financing for development and operation of Arby’s restaurants.  This conditional funding commitment currently ends on July 31, 2008.  Additionally, AFA has $2.0 million available for borrowing under its $3.5 million line of credit.  Our asset management segment has $8.0 million available under the Revolving Note as of September 30, 2007.

Debt Repayments and Covenants

Our total scheduled long-term debt and notes payable repayments during the fourth quarter of 2007 are $4.5 million consisting of $1.6 million under our Term Loan, $0.9 million relating to capitalized leases, $0.8 million under our secured bank term loan, $0.8 million expected to be paid under our notes payable and $0.4 million relating to sale-leaseback obligations.

Our Credit Agreement contains various covenants relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc.  We were in compliance with all of these covenants as of September 30, 2007 and we expect to remain in compliance with all of these covenants during the remainder of 2007.  In May 2007 we obtained an amendment to the Credit Agreement which revised certain of the covenants to make them less restrictive, including the leverage and interest coverage ratio tests.  We incurred $1.2 million of deferred financing costs representing the fees paid to our lenders related to this amendment.  As of September 30, 2007 there was $16.8 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities within our restaurant segment or of individual restaurants, which in many cases has not been prepared or reported.  We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant segment for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of September 30, 2007, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  However, none of the lessors has asserted that we are in default of any of those lease agreements.  We do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

Our contractual obligations as reported in Item 7 of our Form 10-K included a $35.7 million obligation as of December 31, 2006 for deferred compensation payable to related parties.  In the 2007 second quarter, following the resignation of the Former Executives, we settled this obligation which was previously due January 1, 2008.  Under the terms of the Contractual Settlements, our former Chief Executive Officer and our former President are each entitled to a payment of cash and investments with a fair value of $46.7 million and $23.4 million, respectively, as of September 30, 2007.  We anticipate settling these obligations by the end of the 2007 fourth quarter. In addition, we incurred obligations under severance agreements for a former executive and a current executive which total $12.6 million of which approximately $5.7 million will be paid by the end of the fourth quarter of 2007 and $6.9 million will be paid by the end of 2008.  We also entered into a two-year transition services agreement with the Management Company beginning June 30, 2007 under which the Management Company will provide us with a range of professional and strategic services for which we are obligated to pay $3.0 million during the fourth quarter of 2007 and an aggregate of $13.0 million during fiscal years 2008 and 2009.  There have been no other significant changes to our contractual obligations since December 31, 2006.  However, we are currently unable to estimate the amount and timing of future cash tax payments relating to the potential settlement of uncertain income tax positions, the reserves for which have been determined in accordance with FASB Interpretation No. 48, which we refer to as Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  We adopted Interpretation 48 commencing with our 2007 first quarter.  Our total reserves for uncertain income tax positions relating to continuing operations as determined under Interpretation 48 was $14.1 million as of September 30, 2007.

Guarantees and Commitments

Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle.  National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of September 30, 2007, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle.  National Propane’s principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of September 30, 2007.  We believe it is unlikely that we will be called upon to make any payments under this indemnity.  Prior to 2006 AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest.  Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest.  However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $35.9 million as of September 30, 2007, including $34.5 million associated with the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2006, of our propane business if National Propane required the repurchase.  As of September 30, 2007, we have net operating loss tax carryforwards sufficient to offset substantially all of the remaining deferred taxes.

RTM guarantees the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of September 30, 2007, which we refer to as the Affiliate Lease Guarantees.  The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations.  Our obligation related to 13 additional leases similarly operated by affiliates of RTM was released during the third quarter of 2007 in conjunction with their assignment and termination.  In addition, RTM remains contingently liable for 21 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments.  All of these lease obligations, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $19.0 million as of September 30, 2007, including approximately $14.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through September 30, 2007.

During the 2007 third quarter our restaurant segment signed a letter of intent for the purchase of 41 existing franchised Arby’s restaurants for an aggregate net purchase price of approximately $15.0 million, including the payment of cash and an assumption of debt.  Arby’s is currently the sublessor for approximately 27 of the locations to be purchased.  The transaction has an anticipated closing date during the first quarter of 2008.

AFA Service Corporation, which we refer to as AFA, an independently controlled advertising cooperative in which we have voting interests of less than 50%, but with respect to which we are deemed to be the primary beneficiary under GAAP and, therefore, is consolidated, will incur costs in December for a national advertising event which will result in advertising expenses in excess of dues collected for 2007.  To partially fund the planned deficit resulting from the December 2007 advertising event, our restaurant segment has agreed to prepay an aggregate of $3.5 million of its 2008 dues to AFA in January 2008.  The prepayment will be recouped by reducing future payments of dues by our restaurant segment to AFA, with the total expected to be recouped before the end of the 2008 third quarter.

Capital Expenditures

Cash capital expenditures amounted to $56.3 million during the 2007 first nine months.  We expect that cash capital expenditures will be approximately $25.0 million during the fourth quarter of 2007 principally relating to (1) the opening of an estimated 10 new Company-owned restaurants, (2) remodeling some of our existing restaurants and (3) maintenance capital expenditures for our Company-owned restaurants.  We have $30.7 million of outstanding commitments for capital expenditures as of September 30, 2007, of which $20.5 million is expected to be paid during the fourth quarter of 2007.

Dividends

On March 15, 2007, June 15, 2007 and September 15, 2007 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $24.2 million.  On October 16, 2007, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, payable on December 17, 2007 to holders of record on December 3, 2007.  Our board of directors has determined that until December 30, 2007 regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividends paid on each share of class A common stock, but has not yet made any similar determination beyond that date.  Accordingly, absent such a determination, after December 30, 2007, our class B common stock will be entitled to participate at least equally on a per share basis with our class A common stock in any cash dividends.  We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  Our total cash requirement for dividends for the 2007 fourth quarter, based on the number of class A and class B common shares outstanding as of October 31, 2007, would be approximately $8.1 million.

Income Taxes

The statute of limitations for examination by the Internal Revenue Service, which we refer to as the IRS, of our Federal income tax return for the year ended December 28, 2003 expired during 2007 and years prior thereto are no longer subject to examination.  Our Federal income tax returns for years subsequent to December 28, 2003 are not currently under examination by the IRS although some of our state income tax returns are currently under examination.  We have received notices of proposed tax adjustments aggregating $6.4 million in connection with certain of these state income tax returns.  However, we are contesting these proposed adjustments and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

Treasury Stock Purchases

Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A and/or class B common stock.  We did not make any treasury stock purchases during the 2007 first nine months and we cannot assure you that we will repurchase any shares under this program in the future.

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

Business Acquisitions

We continue to evaluate strategic opportunities to enhance the value of our Company, which may include business acquisitions within the restaurant industry.  As discussed in “Guarantees and Commitments” above, we have signed a letter of intent for the purchase of 41 existing franchised Arby’s restaurants.  In addition, we are incurring significant costs to evaluate a potential material acquisition of another company in the restaurant industry.  There can be no assurance that either of these acquisitions will occur.

Cash Requirements

Our consolidated cash requirements for continuing operations for the fourth quarter of 2007 anticipate the use of cash for operating activities, including the severance payments in connection with our corporate restructuring as discussed above in “Results of Operations – Facilities Relocation and Corporate Restructuring.” Our cash requirements other than operating cash flow requirements for the fourth quarter of 2007, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and/or class B common stock for treasury under our current stock repurchase program, (2) cash capital expenditures of approximately $25.0 million, (3) regular quarterly cash dividends aggregating approximately $8.1 million, (4) scheduled debt principal repayments aggregating $4.5 million, (5) any prepayments we elect to make under our Credit Agreement and (6) the cost of business acquisitions, if any, as well as the cost to evaluate potential acquisitions.  We anticipate meeting all of these requirements, including the requirements for operations, through (1) the use of our liquid current assets, including the assets in the 2007 Trusts, (2) borrowings under our restaurant segment’s revolving credit facility of which $92.3 million is currently available, (3) the $30.0 million available under the conditional funding commitment for sale-leaseback financing from the real estate finance company, (4) proceeds from sales, if any, of our remaining investments, (5) proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement and (6) in the event we make a material acquisition, other financing sources.

Potential Deerfield Divestiture

On April 19, 2007, we entered into a definitive agreement, which the parties mutually terminated on October 19, 2007, whereby the REIT would have acquired Deerfield.  Deerfield represents substantially all of our asset management business segment.  At September 30, 2007, we owned 2.6% of the REIT and account for our investment in the REIT in accordance with the equity method.  On August 9, 2007, the REIT stockholders approved the acquisition of Deerfield, which had been expected to close in the third quarter of 2007.  Due to instability in the credit markets, the REIT was not able to complete, on acceptable terms, the financing for the cash portion of the purchase price necessary to consummate the transaction.  We are continuing to explore with the REIT revised terms and conditions as well as other options, including a sale of our interest in Deerfield to another buyer or a spin-off to our shareholders.  However, there can be no assurance that any of these options will occur.

Two of Deerfield’s executives, one of whom is a former director of ours, in the aggregate currently hold approximately one-third of the capital interests and profit interests in Deerfield.  Those executives have rights (the “Put Rights”) under Deerfield’s existing operating agreement to require us to acquire, for cash, a substantial portion of their interests in Deerfield under certain circumstances.  In that regard, the Put Rights of one of those executives was exercisable upon the sale of Deerfield and in May 2007 that executive gave notice exercising his right to require us to purchase his approximate one-quarter interest in Deerfield concurrent with the closing of the sale of Deerfield contemplated by the April 19, 2007 definitive agreement (the “Put Exercise”).  However, the Put Exercise terminated concurrently with the mutual termination of the definitive agreement.  The Put Rights continue to be available to these executives under certain circumstances.

Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970’s.  The business operations of Adams Packing were sold in December 1992.  In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the Florida DEP approved the work plan submitted by Adams Packing’s environmental consultant and during 2004 the work under that plan was completed.  Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004.  In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the Florida DEP for its review.  In November 2005, Adams Packing received a letter from the Florida DEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams Packing.  Adams Packing sought clarification from the Florida DEP in order to attempt to resolve this matter.  On May 1, 2007, the Florida DEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the Florida DEP offered Adams Packing the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  We, our consultants and our outside counsel are presently reviewing these new options and no decision has been made on a course of action based on the Florida DEP’s offer.  Nonetheless, based on amounts spent prior to 2006 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $0.8 million as of September 30, 2007.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our financial position or results of operations.

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

Seasonality

Our continuing operations are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter.  Further, while our asset management business is not directly affected by seasonality, our asset management revenues are generally higher in our fourth quarter, although we anticipate recording significantly lower fees in the fourth quarter of 2007, as discussed in the comparison of the three-month periods under “Results of Operations – Asset Management and Related Fees.”  However, our asset management and related fees will cease if we complete the Potential Deerfield Divestiture as discussed above under “Potential Deerfield Divestiture.”

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which we refer to as SFAS 159.  SFAS 159 does not mandate but permits the measurement of many financial instruments and certain other items at fair value providing reporting entities the opportunity to mitigate volatility in reported earnings, without having to apply complex hedge accounting provisions, caused by measuring related assets and liabilities differently.  SFAS 159 will require the reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 will also require expanded disclosures related to its application.  SFAS 159 is effective commencing with our first fiscal quarter of 2008.  We are in the process of evaluating whether we will elect the fair value option for financial instruments and certain other items and are evaluating the effect any such election may have on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This “Quantitative and Qualitative Disclosures about Market Risk” has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission and should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2006.  Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk and our foreign currency risk.

Certain statements we make under this Item 3 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1A.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.  We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk, except as discussed below in “Foreign Currency Risk,” during the nine months ended September 30, 2007.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows.  We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows.  As of September 30, 2007 our notes payable and long-term debt, including current portion, aggregated $742.1 million and consisted of $560.0 million of variable-rate debt, $174.3 million of capitalized lease and sale-leaseback obligations, $3.9 million of variable-rate notes payable and $3.9 million of fixed-rate debt.  We continue to have three interest rate swap agreements that fix the London Interbank Offered Rate (LIBOR) component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the $555.1 million outstanding principal amount of our variable-rate senior secured term loan borrowings until September 30, 2008, October 30, 2008 and October 30, 2008, respectively.  The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income component of stockholders’ equity in our accompanying condensed consolidated balance sheet to the extent of the effectiveness of these hedges.  There was no ineffectiveness from these hedges through September 30, 2007.  If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations.  In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $2.9 million principal amount was outstanding as of September 30, 2007, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.  See below for a discussion of how we manage this risk.

Foreign Currency Risk

We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first nine months of 2007 with the exception of the maturity on July 5, 2007 of the put and call arrangement whereby we had limited the overall foreign currency risk on our cost-method investment in Jurlique.  In connection with the maturity, we made a net payment of $1.3 million in the third quarter of fiscal 2007.  We currently have exposure to foreign currency risk related to our entire remaining investment in Jurlique, which has a carrying value of $8.5 million.

Overall Market Risk

We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns.  We also invest with asset managers with alternative investment strategies that may earn higher returns with attendant increased risk profiles.  In December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company formed by our Chairman, who is also our former Chief Executive Officer, our Vice Chairman, who is also our former President and Chief Operating Officer and a director, who is also our former Vice Chairman.  The Equities Account is invested principally in the equity securities, including through derivative instruments, of a limited number of publicly-traded companies.  The Equities Account, including cash equivalents, had a fair value of $99.3 million as of September 30, 2007.  As of September 30, 2007, the investment derivatives we held, principally in the Equities Account, consisted of (1) market put options, (2) put and call combinations on equity securities, (3) stock options and (4) a total return swap on an equity security.  We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

We maintain investment holdings of various issuers, types and maturities.  As of September 30, 2007 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

Cash equivalents included in “Cash and cash equivalents”	$108,513
Short-term investments not pledged as collateral	23,159
Short-term investments pledged as collateral	5,122
Investment settlements receivable	17,452
Non-current restricted cash equivalents	39,544
Non-current investments	82,705
$276,495

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted of cash in mutual fund money market and bank money market accounts and cash in interest-bearing brokerage and bank accounts with a stable value.

At September 30, 2007 our investments were classified in the following general types or categories (in thousands):

		At Fair	Carrying Value
Type	At Cost	Value (c)	Amount	Percent

Cash equivalents (a)	$108,513	$108,513	$108,513	39%
Investment settlements receivable	17,452	17,452	17,452	6%
Restricted cash equivalents	39,544	39,544	39,544	14%
Current and non-current investments accounted for as available-for-sale securities (b)	54,987	62,953	62,953	23%
Investments held in deferred compensation trusts accounted for at:
Equity	15,000	9,050	10,761	4%
Cost	4,952	9,673	4,952	2%
Available-for-sale	3,269	4,830	4,830	2%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	2,076	2,507	2,076	1%
Other current and non-current investments accounted for at:
Cost	14,131	18,691	14,131	5%
Equity	4,949	2,947	3,990	1%
Fair value	7,959	7,293	7,293	3%
Total cash equivalents and investment positions	$272,832	$283,453	$276,495	100%

(a)	Includes $12,610,000 of cash equivalents held in deferred compensation trusts.
(b)
Fair value and carrying value include $5,122,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which are pledged as collateral and, if sold, would require us to use the proceeds to repay our related notes payable of $2,400,000.

(c)	There can be no assurance that we would be able to sell certain of these investments at these amounts.

Our marketable securities are reported at fair market value and are classified and accounted for either as “available-for-sale” or “trading” with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss, or included as a component of net income or net loss, respectively.  At September 30, 2007, we held no trading securities.  Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale.  Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost.  Derivative instruments are similar to trading securities which are accounted for as described above.  Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold.  Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees.  As of September 30, 2007, our only investment accounted for under the equity method is in a publicly traded real estate investment trust managed by a subsidiary of ours.  We also hold restricted stock and stock options of the real estate investment trust, which we received as share-based compensation, and which we refer to as the Restricted Investments.  Other than the vested portion of the restricted stock of the real estate investment trust, which we account for in accordance with the equity method of accounting, the Restricted Investments are accounted for at fair value.  We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.  The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

Our estimate of market risk exposure is presented below for each class of financial instruments held by us at September 30, 2007 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations.  As of September 30, 2007, we did not hold any market risk sensitive instruments which were entered into for trading purposes, so the table below reflects those entered into for purposes other than trading.  We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$108,513	$-	$-	$-
Investment settlements receivable	17,452	-	-	-
Restricted cash equivalents	39,544	-	-	-
Available-for-sale equity securities	60,647	-	(6,065)	-
Available-for-sale preferred shares of CDOs	7,136	(996)	-	(78)
Investment in Jurlique	8,504	-	(850)	(850)
Investment derivatives	6,074	-	(7,305)	(27)
Other investments	28,625	(1,473)	(1,323)	(18)
Interest rate swaps in an asset position	702	(1,785)	-	-
Notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations	(567,821)	(21,537)	-	-

The sensitivity analysis of financial instruments held at September 30, 2007 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at September 30, 2007 and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the table above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

Our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

	Range	Weighted Average
CDOs underlying preferred shares	1 3/4 years – 31 1/4 years	5 3/4 years
Debt securities included in other investments (principally held by investment limited partnerships and similar investment entities)	(a)	10 years

(a)	Information is not available for the underlying debt investments of these entities.

The interest rate risk for each of these investments in debt securities and the preferred shares of CDOs reflects the impact on our results of operations.  Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed.  The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged.  As of September 30, 2007, our cash equivalents and restricted cash equivalents consisted of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are designed to maintain a stable value, and thus are assumed to have no associated interest rate risk.

As of September 30, 2007, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $563.9 million of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations.  Our variable-rate notes payable and long-term debt outstanding as of September 30, 2007 had a weighted average remaining maturity of approximately 4 ¼ years.  However, as discussed above under “Interest Rate Risk,” we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt.  The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations.  We only have $3.9 million of fixed-rate debt as of September 30, 2007, for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

For investments held since December 31, 2006 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in “Other investments” in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available.  To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

Change in Internal Control Over Financial Reporting

As previously reported, our restaurant business implemented new accounting systems during the second quarter of 2007.  In the one functional area where the functions of the new systems were not fully operational as of the end of the 2007 third quarter, we relied on existing procedures and controls or utilized supplementary procedures and controls.  We are continuing to work toward the full utilization of the new systems and expect to complete that process during the remainder of 2007.

Effective September 1, 2007, the Chief Financial Officer of our subsidiary, Arby’s Restaurant Group, Inc. (“ARG”), was appointed as our Senior Vice President and Chief Financial Officer and, accordingly, participated in the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures noted above.

We are currently in the process of a corporate restructuring, pursuant to which we have transferred our headquarters operations function from New York to ARG in Atlanta, Georgia.  Much of this transition occurred during our fiscal third quarter of 2007, and has included the transfer of all headquarters accounting and external reporting functions to ARG’s offices in Atlanta.

There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Part II.Other Information

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively “Triarc” or the “Company”), and those statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act.  Our forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures and the potential impact of competitors’ new units on sales by Arby’s® restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives;

•	development costs, including real estate and construction costs;

•	advertising and promotional efforts by us and our competitors;

•	consumer awareness of the Arby’s brand;

•	the existence or absence of positive or adverse publicity;

•	new product and concept development by us and our competitors, and market acceptance of such new product offerings and concepts;

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

•
our removal as investment manager of the real estate investment trust or one or more of the collateralized debt obligation vehicles (CDOs) or other accounts we manage, or the reduction in our CDO management fees because of payment defaults by issuers of the underlying collateral or the triggering of certain structural protections built into CDOs;

•	availability, terms (including changes in interest rates) and deployment of capital;

•	the outcome of and costs related to the Potential Deerfield Divestiture;

•
changes in legal or self-regulatory requirements, including franchising laws, investment management regulations, accounting standards, environmental laws, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits, and taxation rates;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the impact of general economic conditions on consumer spending or securities investing, including a slower consumer economy and the effects of war or terrorist activities; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) (in particular, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our First Quarter Form 10-Q, which could materially affect our business, financial condition or future results.  Except as described in this report, there were no material changes from the risk factors previously disclosed in our Form 10-K during the fiscal quarter ended September 30, 2007.

The following risk factor, which was previously updated in our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007, has been further updated as follows:

Our success depends substantially upon the continued retention of certain key personnel.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our and our subsidiaries’ senior management teams. As previously reported, we are in the process of closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia. To facilitate this transition, we have transferred substantially all of our senior executive responsibilities to the Arby’s Restaurant Group (“ARG”) executive team in Atlanta led by Roland Smith, Chief Executive Officer of ARG, and other senior members of the ARG management team. In connection with that transition, we have entered into contractual settlements with our former Chief Executive Officer, Nelson Peltz, and our former President and Chief Operating Officer, Peter W. May, evidencing the termination of their employment agreements and their resignation from their positions as executive officers of Triarc. Although Messrs. Peltz and May continue to be significant stockholders and directors of the Company, and notwithstanding the transition services that we receive pursuant to a transition services agreement that we have entered into with Trian Fund Management, L.P., an investment management firm founded in November 2005 by Messrs. Peltz, May and Edward P. Garden, our former Vice Chairman, the success of the Arby’s business, and if the sale of Deerfield & Company LLC (“Deerfield”) is not completed, our asset management business, will depend to a significant extent upon the efforts and abilities of the ARG senior management team and the Deerfield senior management team. The failure by us to retain members of the ARG senior management team, or the Deerfield senior management team if the Deerfield sale is not completed, could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2007:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
July 2, 2007 through July 29, 2007	---	---	---	$50,000,000
July 30, 2007 through August 26, 2007	60,455 Class B(2)	$15.47 – Class B	---	$50,000,000
August 27, 2007 through September 30, 2007	---	---	---	$50,000,000
Total	60,455 Class B(2)	$15.47 – Class B	---	$50,000,000

(1)
On June 30, 2007, our then existing $50 million stock repurchase program expired, and on July 1, 2007 a new stock repurchase program became effective pursuant to which we may repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock, Series 1 during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warrant and to the extent legally permissible.  No transactions were effected under this stock repurchase program during the third fiscal quarter of 2007.

(2)
Reflects shares of Class B Common Stock, Series 1, tendered as payment of (i) the exercise price of stock options, or related statutory minimum withholding taxes, under the Company’s Amended and Restated Equity Participation Plans or (ii) tax withholding obligations in respect of the vesting of shares of restricted stock issued to employees under the Company’s Amended and Restated 2002 Equity Participation Plan.  The shares were valued at the closing price of the Class B Common Stock, Series 1, on the respective dates of exercise of such stock options or, as applicable, the vesting date for such shares of restricted stock.

Item 5.  Other Information.

Sale of Deerfield & Company LLC

On October 22, 2007, we announced that we are continuing to explore with Deerfield Triarc Capital Corp. (“DFR”) revised terms and conditions of the previously announced sale to DFR of Deerfield & Company LLC (“Deerfield”), a Chicago-based fixed income asset manager of which we own a controlling interest. DFR is a diversified financial company that is externally managed by a subsidiary of Deerfield. The parties mutually terminated their April 19, 2007 agreement (the “Merger Agreement”) on October 19, 2007. The related registration rights agreement dated April 19, 2007 terminated automatically upon termination of the Merger Agreement. We also announced that we are also actively examining other options to realize the value of our ownership interest in Deerfield, including a sale of our interest in Deerfield to another buyer or a spin-off to our shareholders.

    Concurrently with the termination of the Merger Agreement, the exercise by certain affiliates of Gregory H. Sachs, a former director of Triarc and a director and the Chairman and Chief Executive Officer of Deerfield, under a letter agreement dated as of May 25, 2007 (the “Put Exercise Agreement”) of their right to require Triarc to purchase all of their interests in Deerfield (“put rights”) in connection with, and subject to the consummation of, the proposed sale of Deerfield to DFR, has also terminated. Mr. Sachs’ affiliates continue to have certain put rights under Deerfield’s existing operating agreement. In addition, Mr. Sachs’ resignation as a director and as Chairman and Chief Executive Officer of Deerfield and its subsidiaries, which was subject to the consummation of the merger, has been deemed withdrawn and is no longer effective, as provided in the Put Exercise Agreement. Thus, Mr. Sachs remains Chairman and Chief Executive Officer of Deerfield and its subsidiaries.

Corporate Restructuring

As previously reported, we are in the process of consolidating our corporate operations and headquarters in Atlanta, Georgia and transferring our senior executive responsibilities to the Arby’s Restaurant Group, Inc. (“ARG”) executive team in Atlanta, which will eliminate the need to maintain a New York City headquarters.

In August 2007, we entered into time share arrangements whereby Trian Fund Management, L.P. and its principals (including our Chairman, Vice Chairman and our former Vice Chairman who remains a director) may use our corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft.

In connection with the corporate restructuring, we also entered into an agreement with our former Executive Vice President and General Counsel, Brian L. Schorr, evidencing the termination of his employment agreement and the cessation of his services as an officer and employee of Triarc as of June 30, 2007.

Item 6.  Exhibits.

3.1
Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

3.2
Amended and Restated By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated September 10, 2007 (SEC file no. 1-2207).

3.3
Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc’s Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

10.1
Settlement Agreement and Mutual Release, dated as of July __, 2007, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., Arby’s Restaurant, LLC and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, as the RTM Representatives, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.2
Bill of Sale dated July 31, 2007 by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.3
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.4
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.5
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.6
Form of Aircraft Time Sharing Agreement between 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.7
Letter Agreement dated August 6, 2007 between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

10.8
Letter Agreement dated August 10, 2007 between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed August 15, 2007 (SEC file No. 1-2207).

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

TRIARC COMPANIES, INC.
(Registrant)

Date: November 9, 2007	By: /s/ STEPHEN E. HARE
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 9, 2007	By: /s/ STEVEN B. GRAHAM
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit
 No.                                                      Description

3.1
Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

3.2
Amended and Restated By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated September 10, 2007 (SEC file no. 1-2207).

3.3
Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc’s Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

10.1
Settlement Agreement and Mutual Release, dated as of July __, 2007, by and among Triarc Companies, Inc., Arby’s Restaurant Group, Inc., Arby’s Restaurant, LLC and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, as the RTM Representatives, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.2
Bill of Sale dated July 31, 2007 by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.3
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.4
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.5
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.6
Form of Aircraft Time Sharing Agreement between 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.7
Letter Agreement dated August 6, 2007 between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

10.8
Letter Agreement dated August 10, 2007 between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed August 15, 2007 (SEC file No. 1-2207).

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