Form 10-K
TRIARC COMPANIES INC
filed 2008-02-29
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

COMMISSION FILE NUMBER 1-2207
------------------------
TRIARC COMPANIES, INC.
(Exact Name of Registrant as Specified in its Charter)
------------------------
Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, Georgia	30338
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (678) 514-4100
------------------------
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.10 par value	New York Stock Exchange
Class B Common Stock, Series 1, $.10 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒Yes □No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  □Yes  ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  □No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □	Smaller reporting company □
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  □Yes ☒No
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 29, 2007 was approximately $1,009,949,681.  As of February 15, 2008, there were 28,884,858 shares of the registrant's Class A Common Stock and 63,885,043 shares of the registrant’s Class B Common Stock, Series 1, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 30, 2007.

PART 1
Special Note Regarding Forward-Looking Statements and Projections

Certain statements in this Annual Report on Form 10-K, including statements under “Item 1. Business” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (“Triarc”), and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements contained in this Form 10-K are based on our current expectations, speak only as of the date of this Form 10-K and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, the following:

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

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•	adverse economic conditions, including high unemployment rates, in geographic regions that contain a high concentration of Arby’s restaurants;

•	the business and financial viability of key franchisees;

•	the timely payment of franchisee obligations due to us;

•	availability, location and lease terms of sites for restaurant development by us and our franchisees;

•	the ability of our franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby’s restaurants successfully;

•	changes in business strategy or development plans, and the willingness of our franchisees to participate in our strategies and operating initiatives;

•	business abilities and judgment of our and our franchisees’ management and other personnel;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•
changes in legal or self-regulatory requirements, including franchising laws, accounting standards, environmental laws, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits and taxation rates;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the impact of general economic conditions on consumer spending, including a slower consumer economy and the effects of war or terrorist activities;

•	the impact of our continuing investment in Deerfield Capital Corp. following our corporate restructuring; and

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

Item 1.    Business.

Introduction

We are a holding company and, through our subsidiary Arby’s Restaurant Group, Inc. (“ARG”), we are the franchisor of the Arby’s restaurant system.  The Arby’s restaurant system is comprised of approximately 3,700 restaurants, of which, as of December 30, 2007, 1,106 were owned and operated by our subsidiaries.  References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants as well as one restaurant managed pursuant to a management agreement.  Our corporate predecessor was incorporated in Ohio in 1929.  We reincorporated in Delaware in June 1994.  Our principal executive offices are located at 1155 Perimeter Center West, Atlanta, Georgia 30338, and our telephone number is (678) 514-4100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our website address is www.triarc.com.  Information contained on our website is not part of this Form 10-K.

Sale of Deerfield

    On December 21, 2007, in connection with our previously announced corporate restructuring and transition to a “pure play” restaurant company, we completed the sale of Deerfield & Company LLC (“Deerfield”) to Deerfield Capital Corp. (formerly known as Deerfield Triarc Capital Corp.), a real estate investment trust (“DFR” or the “REIT”), in a transaction we refer to as the “Deerfield Sale.” Deerfield is a holding company, the primary assets of which are the outstanding membership interests of Deerfield Capital Management LLC, a Chicago-based, fixed income asset manager that had been acting as the external manager of DFR.  In consideration for our interest in Deerfield, we received approximately $48 million in senior secured notes with a fair value of approximately $46 million and approximately 9.6 million shares of DFR convertible preferred stock with a fair value of approximately $88.4 million, both as of the date of the sale.  We also received approximately 206,000 shares of DFR common stock previously owned by Deerfield as a distribution prior to the sale.  Each share of DFR preferred stock will be convertible into one share of DFR common stock upon receipt of DFR stockholder approval of the issuance of the underlying common stock.  The DFR shareholder meeting to vote on such approval is currently scheduled to be held on March 11, 2008.  The DFR shares held by us as a result of the sale represent approximately 15% of DFR’s outstanding common stock on an as converted basis.  There can be no assurance, however, that DFR’s stockholders will approve the issuance of common stock in exchange for our DFR preferred stock.  See “Liquidity and Capital Resources – Deerfield Sale” for a detailed discussion of the Deerfield Sale.

Business Strategy

The key elements of our business strategy include using our resources to grow our restaurant business and evaluating and making various acquisitions and business combinations in the restaurant industry.  The implementation of this business strategy may result in increases in expenditures for, among other things, construction of new units, acquisitions and related financing activities and, over time, marketing and advertising.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless circumstances dictate otherwise, it is our policy to publicly announce an acquisition or business combination only after a definitive agreement with respect to such acquisition or business combination has been reached.

On November 1, 2005, Nelson Peltz, our Chairman and former Chief Executive Officer, Peter W. May, our Vice Chairman and former President and Chief Operating Officer, and Edward P. Garden, our Former Vice Chairman and a member of our Board of Directors (collectively, the “Principals”), started a series of equity investment funds (the “Funds”) that are separate and distinct from Triarc and that are being managed by the Principals and certain other former senior officers and former employees of Triarc through a management company (the “Management Company”) formed by the Principals.  The investment strategy of the Funds is to achieve capital appreciation by investing in equity securities of publicly traded companies and effecting positive change in those companies through active influence and involvement.  Before agreeing to acquire more than 50% of the outstanding voting securities of a company in the quick service restaurant segment in which Arby’s operates, the Principals have agreed to offer us such acquisition opportunity, which may result in acquisition opportunities being made available to us from time to time.  See Note 28 to the Consolidated Financial Statements for additional information on our agreements with the Management Company.

Fiscal Year

    We use a 52/53 week fiscal year convention whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year.  Each fiscal year generally is comprised of four 13 week fiscal quarters, although in some years the fourth quarter represents a 14 week period.  Deerfield, through the date of its sale, reported on a calendar year basis.

Business Operations

During 2007, our operations were in two business segments.  We operate in the restaurant business through our Company-owned and franchised Arby’s restaurants and, until the Deerfield Sale, we also operated in the asset management business.  Financial information relating to the restaurants and asset management segments is included herein at Note 30 to the Consolidated Financial Statements.

The Arby’s Restaurant System

    We participate in the quick service restaurant segment of the restaurant industry.  Arby’s is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Arby’s is the 12th largest quick service restaurant chain in the United States.  We acquired our company-owned Arby’s restaurants principally through the acquisitions of Sybra, Inc. in December 2002 and the RTM Restaurant Group in July 2005.  We increase the number of our company-owned restaurants from time to time through acquisitions as well as the development and construction of new restaurants.  There are approximately 3,700 Arby’s restaurants in the United States and Canada.  As of December 30, 2007, there were 1,106 company-owned Arby’s restaurants and 2,582 Arby’s restaurants owned by 462 franchisees.  Of the 2,582 franchisee-owned restaurants, 2,458 operated within the United States and 124 operated outside the United States, principally in Canada.

ARG also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection® concept, which includes pasta dishes with a variety of different sauces.  As of December 30, 2007, there were a total of 243 T.J. Cinnamons outlets, 225 of which are multi-branded with domestic Arby’s restaurants, and six Pasta Connection outlets, all of which are multi-branded with domestic Arby’s restaurants.  ARG is not currently offering to sell any additional Pasta Connection franchises.

    In addition to various slow-roasted roast beef sandwiches, Arby’s offers an extensive menu of chicken, turkey and ham sandwiches, snack items and salads.  In 2001, Arby’s introduced its Market Fresh line of premium sandwiches on a nationwide basis.  Since its introduction, the Arby’s Market Fresh® line has grown to include fresh salads made with premium ingredients such as fresh apples, dried cranberries, corn salsa and black beans.  Arby’s also offers Market Fresh wrap sandwiches with the same ingredients as its Market Fresh sandwiches inside a tortilla wrap.  In 2007, Arby's added Toasted Subs to its sandwich selections, which is Arby’s largest menu revision since the 2001 introduction of its Market Fresh line.  Arby’s initial lineup of Toasted Sub offerings includes four varieties on toasted ciabatta rolls: the French Dip & Swiss Toasted Sub, the Philly Beef Toasted Sub, the Classic Italian Toasted Sub and the Turkey Bacon Club Toasted Sub.  Additional varieties of the Toasted Subs are being offered on a limited time basis.

    During 2007, ARG opened 51 new Arby’s restaurants and closed 15 generally underperforming Arby’s restaurants.  In addition, ARG acquired 11 existing Arby’s restaurants from its franchisees and sold two of its company-owned restaurants to new or existing franchisees. During 2007, Arby’s franchisees opened 97 new Arby’s restaurants and closed 30 generally underperforming Arby’s restaurants.  In addition, during 2007, Arby’s franchisees opened one and closed nine T.J. Cinnamons outlets located in Arby’s units, and franchisees closed an additional five T.J. Cinnamons outlets located outside of Arby’s units.  As of December 30, 2007, franchisees have committed to open 386 Arby’s restaurants over the next seven years.  You should read the information contained in “Item 1A. Risk Factors—Our restaurant business is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.”

As of December 30, 2007, Canadian franchisees have committed to open six Arby’s restaurants over the next four years.  During 2007, one new Arby’s unit was opened in Canada and four Arby’s units in Canada were closed.  During 2007, no other Arby’s units were opened or closed outside the United States.

Overview

As the franchisor of the Arby’s restaurant system, ARG, through its subsidiaries, owns and licenses the right to use the Arby’s brand name and trademarks in the operation of Arby’s restaurants.  ARG provides Arby’s franchisees with services designed to increase both the revenue and profitability of their Arby’s restaurants.  The most important of these services are providing strategic leadership for the brand, product development, quality control, operational training and counseling regarding site selection.

The revenues from our restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) franchise royalties received from all Arby’s franchised restaurants; and (3) up-front franchise fees from restaurant operators for each new unit opened.

Arby’s Restaurants

Arby’s opened its first restaurant in Boardman, Ohio in 1964.  As of December 30, 2007, ARG and Arby’s franchisees operated Arby’s restaurants in 48 states, and four foreign countries.  As of December 30, 2007, the six leading states by number of operating units were: Ohio, with 291 restaurants; Michigan, with 196 restaurants; Indiana, with 181 restaurants; Florida, with 176 restaurants; Texas, with 167 restaurants; and Georgia, with 153 restaurants.  The country outside the United States with the most operating units is Canada with 115 restaurants as of December 30, 2007.

Arby’s restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet, and almost all of the freestanding system-wide restaurants feature drive-thru windows.  Restaurants typically have a manager, at least one assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

The following table sets forth the number of Arby’s restaurants at the beginning and end of each year from 2005 to 2007:

	2005	2006	2007
Restaurants open at beginning of period	3,461	3,506	3,585
Restaurants opened during period	101	131	148
Restaurants closed during period	56	52	45
Restaurants open at end of period	3,506	3,585	3,688

During the period from January 3, 2005, through December 30, 2007, 380 Arby’s restaurants were opened and 153 generally underperforming Arby’s restaurants were closed.  We believe that closing underperforming Arby’s restaurants has contributed to an increase in the average annual unit sales volume of the Arby’s system, as well as to an improvement of the overall brand image of Arby’s.

As of December 30, 2007, ARG owned or operated 1,106 domestic Arby’s restaurants, of which 1,070 were freestanding units, 19 were in shopping malls, five were in office buildings/urban in-line locations, four were in convenience stores, five were in travel plazas and three were in strip center locations.

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

ARG offers franchises for the development of both single and multiple “traditional” and “non-traditional” restaurant locations.  As compared to traditional restaurants, non-traditional restaurants generally occupy a smaller retail space, offer no or very limited seating, may cater to a captive audience, have a limited menu, and possibly have reduced services, labor and storage and different hours of operation.  Both new and existing franchisees may enter into a development agreement, which requires the franchisee to develop one or more Arby’s restaurants in a particular geographic area or at a specific site within a specific time period.  All franchisees are required to execute standard franchise agreements.  ARG’s standard U.S. franchise agreement for new Arby’s traditional restaurant franchises currently requires an initial $37,500 franchise fee for the first franchised unit, $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement.  ARG’s non-traditional restaurant franchise agreement requires an initial $12,500 franchise fee for the first and all subsequent units, and a monthly royalty payment ranging from 4.0% to 6.8%, depending upon the non-traditional restaurant category.  Franchisees of traditional restaurants typically pay a $10,000 commitment fee, and franchisees of non-traditional restaurants typically pay a $12,500 commitment fee, which is credited against the franchise fee during the development process for a new restaurant.

In 2007, ARG introduced a program designed to accelerate the development of traditional Arby’s restaurants in selected markets (our “SMI” program).  ARG’s franchise agreement for participants in the SMI program currently requires an initial $27,500 franchise fee for the first franchised unit, $15,000 for each subsequent unit and a monthly royalty payment equal to 1.0% of restaurant sales for the first 36 months the unit is open.  After 36 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the agreement.  The commitment fee is $5,000 per restaurant, which is credited against the franchise fee during the development process.

Because of lower royalty rates still in effect under certain earlier agreements, the average royalty rate paid by U.S. franchisees was approximately 3.5% in 2005, 3.6% in 2006 and 3.6% in 2007.

Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  ARG monitors franchisee operations and inspects restaurants periodically to ensure that required practices and procedures are being followed.

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

Advertising and Marketing

Arby’s advertises nationally on several cable television networks.  In addition, from time to time, Arby’s will sponsor a nationally televised event or participate in a promotional tie-in for a movie.  Locally, Arby’s primarily advertises through regional network and cable television, radio and newspapers.  The AFA Service Corporation (the “AFA”), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system.  ARG’s chief marketing officer currently serves as president of the AFA.  The AFA is managed by ARG pursuant to a management agreement, as described below.  The AFA is funded primarily through member dues, which have been increased beginning in 2008, as described below.  As of January 1, 2008, ARG and most domestic Arby’s franchisees must pay 1.8% of gross sales as dues to AFA.  Domestic franchisee participants in our SMI program pay an extra 1% (currently 2.8% total) of gross sales as AFA dues for the first 36 months of operation, then their dues revert to the lower prevailing rate.

During 2007, the AFA by-laws were amended to allow the AFA board of directors, at its discretion, to increase annual dues up to an additional 0.8% of gross sales for the period commencing January 1, 2008 and ending December 31, 2009, at which time the amendment is expected to be re-evaluated.  Following this amendment, the AFA board increased AFA dues from 1.2% of gross sales to 1.8% of gross sales effective January 1, 2008.  The increase was made in order to provide more funding for national advertising activities in 2008.  ARG believes that most operators, including ARG, will offset this increase by making a corresponding reduction in local advertising expenditures, subject to the requirement in Arby’s license agreements to expend at least 3% of gross sales on local marketing. There can be no assurance that the increased dues will continue to apply in 2009 or beyond.

Effective October 2005, ARG and the AFA entered into a management agreement (the “Management Agreement”) that ARG believes has enabled a closer working relationship between ARG and the AFA, allowed for improved collaboration on strategic marketing decisions and created certain operational efficiencies, thus benefiting the Arby’s system as a whole.  Pursuant to the Management Agreement, ARG assumed general responsibility for the day-to-day operations of the AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising agencies and media buying agencies, and implementing all marketing/media plans.  ARG performs these tasks subject to the approval of the AFA’s Board of Directors.  In addition to these responsibilities, ARG is obligated to pay for the general and administrative costs of the AFA, other than the cost of an annual audit of the AFA and certain other expenses specifically retained by the AFA.  ARG incurred expenses of approximately $6.8 million to cover the AFA’s general and administrative costs for 2007, a portion of which was offset by the AFA’s payment of $1.5 million to ARG, as required under the Management Agreement.  The AFA is required to pay $500,000 to ARG in 2008 to defray a portion of these costs.  Beginning in 2009 and for each year thereafter, the AFA will no longer be required to make any such payments to ARG.  Under the Management Agreement, ARG is also required to provide the AFA with appropriate office space at no cost to the AFA.  The Management Agreement with the AFA continues in effect until terminated by either party upon one year’s prior written notice.  In addition, the AFA may terminate the Management Agreement upon six months’ prior written notice if there is a change in the identity of any two of the individuals holding the titles of Chief Executive Officer, Chief Operating Officer or Chief Administrative Officer of ARG in any period of 36 months.  See Note 24 to the Consolidated Financial Statements for additional information on the Management Agreement with AFA.

In addition to their contributions to the AFA, ARG and Arby’s domestic franchisees are also required to spend a reasonable amount, but not less than 3% of gross sales of their Arby’s restaurants, for local advertising.  This amount is divided between (i) individual local market advertising expenses and (ii) expenses of a cooperative area advertising program.  Contributions to the cooperative area advertising program, in which both company-owned and franchisee-owned restaurants participate, are determined by the local cooperative participants and are generally in the range of 3% to 7% of gross sales.  Domestic franchisee participants in our SMI program are not, however, required to make any expenditure for local advertising until their restaurants have been in operation for 36 months.

In 2007, Arby’s was a primary sponsor of Roush Racing’s NASCAR® team led by driver Matt Kenseth and his #17 Ford® race car in 13 Busch® Series events and one Nextel Cup® Series event.  The Arby’s/NASCAR relationship was supported through national and local television advertising, radio, print, in-store merchandising and the Arby’s website.  In 2008, Arby’s is continuing its relationship with Matt Kenseth in two Nationwide Series™ (formerly Busch Series) events, with support through local television advertising, radio, print, in-store and web merchandising and public relations efforts.

Provisions and Supplies

As of December 30, 2007, two independent meat processors supplied all of Arby’s beef for roasting in the United States.  Franchise operators are required to obtain beef for roasting from these approved suppliers.

ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby’s franchisees.  Suppliers to the Arby’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.  Franchisees may obtain other products, including food, ingredients, paper goods, equipment and signs, from any source that meets ARG’s specifications and approval.  Through ARCOP, ARG and Arby’s franchisees purchase food, beverage, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

Quality Assurance

ARG has developed a quality assurance program designed to maintain standards and the uniformity of menu offerings at all Arby’s restaurants.  ARG assigns a quality assurance employee to each of the independent facilities that process beef for domestic Arby’s restaurants. The quality assurance employee inspects the beef for quality and uniformity and to assure compliance with quality and safety requirements of the USDA and the FDA.  In addition, ARG periodically evaluates randomly selected samples of beef and other products from its supply chain.  Each year, ARG representatives conduct unannounced inspections of operations of a number of franchisees to ensure that required policies, practices and procedures are being followed. ARG field representatives also provide a variety of on-site consulting services to franchisees.  ARG has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Trademarks

ARG, through its subsidiaries, owns several trademarks that we consider to be material to our restaurant business, including Arby’s®, Arby’s Market Fresh®, Market Fresh®, Horsey Sauce® and Sidekickers®.

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

Competition

Arby’s faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread®, Subway® and Quiznos®, as well as hamburger chains, such as McDonald’s®, Burger King® and Wendy’s®, and other quick service restaurant chains, such as Taco Bell®, Chick-Fil-A® and Kentucky Fried Chicken®.  In addition, Arby’s competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, brand awareness, restaurant location and attractiveness of facilities.  Arby’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites.  Competitors also employ strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus could have an adverse impact on us.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering higher quality sandwiches made with fresh ingredients and artisan breads.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry.  A number of major grocery chains offer fully prepared food and meals to go as part of their deli sections.  Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation.  Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.

Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Governmental Regulations

Various state laws and the Federal Trade Commission regulate ARG’s franchising activities.  The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.  In addition, ARG and Arby’s franchisees must comply with the federal Fair Labor Standards Act and the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, minimum wages, overtime and other working and safety conditions.  Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. As described more fully under “Item 3. Legal Proceedings,” one of ARG’s subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the July 2005 acquisition of the

RTM Restaurant Group.  Under a court approved settlement of that lawsuit, we estimate that ARG will spend approximately $1.15 million per year of capital expenditures over a seven-year period commencing in 2008 to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations.  We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

General

Environmental Matters

Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs.  Our company-owned Arby’s restaurants have not been the subject of any material environmental matters.  Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matter discussed below or other environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

 In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  The Company, its consultants and outside counsel are presently reviewing this option and no decision has been made on a course of action based on the FDEP’s offer.  In January 2008, Adams replied to the FDEP requesting an extension of time to April 30, 2008 to respond to the May 1, 2007 letter while Adams continues to work on potential solutions to the matter.  Nonetheless, based on amounts spent prior to 2006 of approximately $1.7 million for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, the Company expects that the final resolution of this matter will not have a material effect on the Company’s financial position or results of operations.  See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations--Legal and Environmental Matters.”

In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserved for all of our legal and environmental matters aggregating $0.7 million as of December 30, 2007.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

Our consolidated results are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter.

Employees

As of December 30, 2007, we had a total of 26,605 employees, including 3,382 salaried employees and 23,223 hourly employees.  As of December 30, 2007, none of our employees was covered by a collective bargaining agreement.  We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.
Risks Related to Triarc

A substantial amount of our shares of Class A Common Stock and Class B Common Stock is concentrated in the hands of certain stockholders.

As of February 15, 2008, Nelson Peltz, our Chairman and former Chief Executive Officer, and Peter May, our Vice Chairman and former President and Chief Operating Officer, beneficially owned shares of our outstanding Class A Common Stock and Class B Common Stock, Series 1, that collectively constituted approximately 36.7% of our Class A Common Stock, 21.3% of our Class B Common Stock and 34.0% of our total voting power.

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

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team.  The failure by us to retain members of our senior management team, including our Chief Executive Officer, Roland Smith, could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

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

  Our investment of excess funds in accounts managed by third parties is subject to risks associated with the underlying investment strategy of the accounts .

  From time to time we place our excess cash in investment funds or accounts managed by third parties (including the Management Company).  These funds or accounts are subject to inherent risks associated with the underlying investment strategy, which may include significant exposure to the equity markets, the use of leverage and a lack of diversification.

In the future, we may have to take actions that we would not otherwise take so as not to be subject to tax as a “personal holding company.”

If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income, as specially adjusted, from specified passive sources, we would be classified as a “personal holding company” for U.S. federal income tax purposes.  If this were the case, we would be subject to additional taxes at the rate of 15% on a portion of our income, to the extent this income is not distributed to stockholders.  We do not currently expect to have any liability in 2008 for tax under the personal holding company rules.  However, we cannot assure you that we will not become liable for such tax in the future.  Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

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

Our restaurant business derives earnings from sales at company-owned restaurants, franchise royalties received from franchised Arby’s restaurants and franchise fees from restaurant operators for each new unit opened.  Growth in our restaurant revenues and earnings is significantly dependent on new restaurant openings.  Numerous factors beyond our control may affect restaurant openings.  These factors include but are not limited to:

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

Although as of December 30, 2007, franchisees had signed commitments to open 386 Arby’s restaurants over the next seven years and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that franchisees will meet these commitments and that they will result in open restaurants.  See “Item 1. Business--Business Operations—Franchise Network.”

Arby’s franchisees could take actions that could harm our business.

Arby’s franchisees are contractually obligated to operate their restaurants in accordance with the standards ARG sets through its agreements with them.  ARG also provides training and support to franchisees.  However, franchisees are independent third parties that ARG does not control, and the franchisees own, operate and oversee the daily operations of their restaurants.  As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee.  If franchisees do not successfully operate restaurants in a manner consistent with required standards, royalty payments to us will be adversely affected, the Arby’s image and reputation could be harmed, which in turn could hurt ARG’s business and operating results.

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

ARG receives revenue in the form of royalties and fees from Arby’s franchisees, which are generally based on a percentage of sales at franchised restaurants.  Accordingly, a substantial portion of ARG’s financial results is to a large extent dependent upon the operational and financial success of Arby’s franchisees.  If sales trends or economic conditions worsen for Arby’s franchisees, their financial results may worsen and ARG’s royalty revenues may decline.  When ARG sells company-owned restaurants, ARG is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  Additionally, if Arby’s franchisees fail to renew their franchise agreements, or if ARG decides to restructure franchise agreements in order to induce franchisees to renew these agreements, then ARG’s royalty revenues may decrease.

ARG may be unable to manage effectively its strategy of acquiring and disposing of Arby’s restaurants, which could adversely affect ARG’s business and financial results.

ARG’s strategy of acquiring Arby’s restaurants from franchisees and eventually “re-franchising” these restaurants by selling them to new or existing franchisees is dependent upon the availability of sellers and buyers as well as ARG’s ability to negotiate transactions on terms that ARG deems acceptable.  In addition, the operations of restaurants that ARG acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized.  Acquisitions of Arby’s restaurants pose various risks to ARG’s operations, including:

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

Arby’s franchisees control the provision of national advertising and marketing services to the Arby’s franchise system through the AFA, a company controlled by Arby’s franchisees.  Subject to ARG’s right to protect its trademarks, and except to the extent that ARG participates in the AFA through its company-owned restaurants, the AFA has the right to approve all significant decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby’s system.  Although ARG has entered into a management agreement pursuant to which ARG, on behalf of the AFA, manages the day-to-day operations of the AFA, many areas are still subject to ultimate approval by the AFA’s independent board of directors, and the management agreement may be terminated by either party for any reason upon one year’s prior notice.  See “Item 1. Business--Business Operations—Advertising and Marketing.”  In addition, local cooperatives run by operators of Arby’s restaurants in a particular local area (including ARG) make their own decisions regarding local advertising expenditures, subject to spending the required minimum amounts.  ARG’s lack of control over advertising could hurt sales and the Arby’s brand.

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

ARG and Arby's franchisees are dependent on frequent deliveries of perishable food products that meet ARG’s specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which could lower ARG's revenues, increase ARG’s operating costs, damage Arby's reputation and otherwise harm ARG's business and the businesses of Arby’s franchisees.

Additional instances of mad cow disease or other food-borne illnesses, such as bird flu or salmonella, could adversely affect the price and availability of beef, poultry or other meats and create negative publicity, which could result in a decline in sales.

Additional instances of mad cow disease or other food-borne illnesses, such as bird flu, salmonella, e-coli or hepatitis A, could adversely affect the price and availability of beef, poultry or other meats.  Additional incidents may cause consumers to shift their preferences to other meats. As a result, Arby’s restaurants could experience a significant increase in food costs if there are additional instances of mad cow disease or other food-borne illnesses.

In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for Arby’s.  This negative publicity, as well as any other negative publicity concerning types of food products Arby’s serves, may reduce demand for Arby’s food and could result in a decrease in guest traffic to Arby’s restaurants.  A decrease in guest traffic to Arby’s restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in ARG’s royalties from sales at franchised restaurants.

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

ARG’s profitability depends in part on its ability to anticipate and react to changes in food and supply costs.  Any increase in food prices, especially those of beef or chicken, could harm ARG’s operating results.   Recently, ARG has experienced higher product costs as a result of (1) increased fuel costs, (2) the weak U.S. dollar, which has resulted in greater foreign demand for U.S. food products, and (3) the increased demand for ethanol as a fuel alternative.  Ethanol production has increased the cost of corn, which has raised corn oil prices and contributed to higher beef and chicken prices stemming from increased corn feed pricing.  The increase in fuel costs has also contributed to an increase in distribution costs from the distribution centers to the restaurants.  In addition, ARG is susceptible to increases in food costs as a result of other factors beyond its control, such as weather conditions, food safety concerns, product recalls and government regulations.  Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable.  ARG cannot predict whether it will be able to anticipate and react to changing food costs by adjusting its purchasing practices and menu prices, and a failure to do so could adversely affect ARG’s operating results.  In addition, ARG may not seek to or be able to pass along price increases to its customers.

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

Moreover, new companies, including operators outside the quick service restaurant industry, may enter Arby’s market areas and target Arby’s customer base.  For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets.  Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than we can.  Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage over Arby’s through higher levels of brand awareness among consumers.  All such competition may adversely affect ARG’s revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants.

Current Arby's restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current Arby's locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where Arby's restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices, particularly in the Northeastern region of the U.S. and in California, may restrict the ability of ARG or Arby's franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, ARG's ability to effect its growth strategies will be adversely affected.

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

As of December 30, 2007, ARG leased or owned the land and/or the building for over 1,100 Arby's restaurants. Accordingly, ARG is subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and ARG's costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

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

ARG leases real property generally for initial terms of 20 years with two to four additional options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require ARG to pay all of the costs of insurance, taxes, maintenance and utilities. ARG generally cannot cancel these leases. If an existing or future restaurant is not profitable, and ARG decides to close it, ARG may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of ARG's leases expires, ARG may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause ARG to close stores in desirable locations.

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

ARG currently maintains insurance it believes is customary for businesses of its size and type.  However, there are types of losses it may incur that cannot be insured against or that ARG believes are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism.  In addition, ARG currently self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs.  Unanticipated changes in the actuarial assumptions and management estimates underlying ARG’s reserves for these losses could result in materially different amounts of expense under these programs, which could harm ARG’s business and adversely affect its results of operations and financial condition.

Changes in governmental regulation may hurt ARG’s ability to open new restaurants or otherwise hurt ARG’s existing and future operations and results.

Each Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that ARG and/or Arby’s franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  ARG, and Arby’s franchisees, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings,” one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005.  Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period commencing in 2008 to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  ARG cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to ARG’s business.

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

As of December 30, 2007 ARG and Arby’s franchisees operated Arby’s restaurants in 48 states and four foreign countries.  As of December 30, 2007, the six leading states by number of operating units were: Ohio, with 291 restaurants; Michigan, with 196 restaurants; Indiana, with 181 restaurants; Florida, with 176 restaurants; Texas, with 167 restaurants; and Georgia, with 153 restaurants.  This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on ARG’s overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Arby’s restaurants could have a material adverse impact on ARG’s results of operations in the future.

ARG and its subsidiaries are subject to various restrictions, and substantially all of their assets are pledged, under a credit agreement.

Under its credit agreement, substantially all of the assets of ARG and its subsidiaries (other than real property) are pledged as collateral security. The credit agreement also contains financial covenants that, among other things, require ARG and its subsidiaries to maintain certain financial ratios and restrict their ability to incur debt, pay dividends or make other distributions, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens. If ARG and its subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the credit agreement, then they would be in default under the terms of the credit agreement, which would preclude the payment of dividends to Triarc, restrict access to ARG’s revolving line of credit and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness.  You should read the information in Note 11 to the Consolidated Financial Statements.

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

Other Risks

The value of our interest in DFR is subject to risks related to that business.

At December 30, 2007, as a result of the Deerfield Sale, we hold approximately $48 million principal amount of senior secured notes of DFR and beneficially own approximately 15% of DFR’s outstanding common stock, assuming conversion of all convertible preferred stock we own.  DFR is a diversified financial company that invests in real estate investments, primarily mortgage-backed securities, as well as corporate investments.  At December 30, 2007, the aggregate carrying value of our investment in DFR was approximately $118.5 million.  Our investment in the convertible preferred stock of DFR currently is non-marketable; however, it is mandatorily redeemable in seven years from issuance.  We value the preferred shares based on the quoted market price of the common shares of DFR into which they are convertible.  If those shares should decline in value other than on a temporary basis, then in the reporting period in which it is determined that the decline is other than temporary, all or a portion of the decline would be required to be recognized in our statement of operations.  Payments to us of principal and interest under the senior secured notes, which mature in December 2012, are dependent on the cash flow of DFR.  DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt.  Among the factors that may adversely affect DFR’s ability to make payments under the senior secured notes are the current weakness in the mortgage sector in particular and the broader financial markets in general.  This weakness could adversely affect DFR and one or more of its lenders, which could result in increases in their borrowing costs, reductions in their liquidity and reductions in the value of the investments in their portfolio, all of which could reduce DFR’s cash flow and adversely affect its ability to make payments to us under the senior secured notes.  Such a condition could result in an impairment charge by us or a provision by us for uncollectible notes receivable which could be material.

    See Note 32 to the Consolidated Financial Statement for a subsequent event related to our investments in DFR.

One of our subsidiaries remains contingently liable with respect to certain obligations relating to a business that we have sold.

In July 1999, we sold 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.).  As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138.0 million as of December 30, 2007), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas.  Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest.  However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes, which amount to approximately $35.9 million as of December 30, 2007, associated with our sale of the propane business.

Although we believe that it is unlikely that we will be called upon to make any payments under the indemnification described above, if we are required to make such payments it could have a material adverse effect on our financial position and results of operations.  You should read the information in “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” and in Note 27 to the Consolidated Financial Statements.

Changes in environmental regulation may adversely affect our existing and future operations and results.

Certain of our current and past operations are or have been subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances that provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances.  In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances.  Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.  See “Item 1. Business--General--Environmental Matters.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease each of our material properties.

The following table contains information about our material facilities as of December 30, 2007:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Atlanta, GA	Leased	134,748*
Former Corporate Headquarters	New York, NY	Leased	31,237**

*
ARCOP, the independent Arby’s purchasing cooperative, and the Arby’s Foundation, a not-for-profit charitable foundation in which ARG has non-controlling representation on the board of directors, sublease approximately 2,680 and 5,000 square feet, respectively, of this space from ARG.

**	The Management Company subleases approximately 18,734 square feet of this space from us.

ARG also owns 15 and leases 120 properties that are either leased or sublet principally to franchisees.  Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

At December 30, 2007, our company-owned Arby’s restaurants were located in the following states: 113 in Michigan, 104 in Ohio, 99 in Indiana, 95 in Georgia, 89 in Florida, 86 in Pennsylvania, 81 in Minnesota, 70 in Alabama, 64 in Texas, 58 in North Carolina, 54 in Tennessee, 36 in Kentucky, 33 in Utah, 25 in Washington, 24 in Oregon,  17 in New Jersey, 13 in South Carolina, 12 in Maryland, 12 in Connecticut, 5 in Illinois, 4 in Wisconsin, 4 in Missouri, 2 in Mississippi, 2 in Virginia, 1 in California, 1 in New York, 1 in West Virginia and 1 in Wyoming.  ARG owns the land and/or the building with respect to 138 of these restaurants and leases or subleases the remainder.  ARG has regional offices in: Atlanta, Georgia; Indianapolis, Indiana; Flint, Michigan; Middleburg Heights, Ohio; Sinking Springs, Pennsylvania; Plano, Texas and Missasauga, Canada.

Item 3. Legal Proceedings.

In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (“RTM”), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005.  The complaint alleged that the approximately 775 Arby’s restaurants owned by RTM and its affiliates failed to comply with Title III of the ADA.  The plaintiffs requested class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants.  The complaint did not seek monetary damages, but did seek attorneys’ fees.  Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which was approved by the court on August 10, 2006.  The settlement agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year.  The settlement agreement also applies to restaurants subsequently acquired by RTM and such affiliates.  ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period commencing in 2008 to bring the restaurants into compliance under the settlement agreement, in addition to paying certain legal fees and expenses.

In addition to the legal matters described above and the environmental matter described under “Item 1. Business--General--Environmental Matters”, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $700,000 as of December 30, 2007.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 5, 2007, Triarc held its Annual Meeting of Stockholders.  The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for our Class A Common Stock and Class B Common Stock is the New York Stock Exchange (symbols: TRY and TRY.B, respectively).  The high and low market prices for our Class A Common Stock and Class B Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

	MARKET PRICE
FISCAL QUARTERS	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
2006
First Quarter ended April 2	18.50	16.44	17.48	14.80
Second Quarter ended July 2	18.70	15.60	17.84	14.55
Third Quarter ended October 1	17.70	14.35	16.50	12.86
Fourth Quarter ended December 31	22.42	16.28	20.56	14.50

2007
First Quarter ended April 1	21.99	18.13	20.55	16.65
Second Quarter ended July 1	19.74	15.64	18.99	15.25
Third Quarter ended September 30	16.22	12.17	16.90	11.38
Fourth Quarter ended December 30	14.50	7.89	15.00	7.82

Our Class B Common Stock is entitled to one-tenth of a vote per share and our Class A Common Stock is entitled to one vote per share on all matters on which stockholders are entitled to vote.  Our Class B Common Stock is also entitled to vote as a separate class with respect to any merger or consolidation in which Triarc is a party unless each holder of a share of Class B Common Stock receives the same consideration as a holder of Class A Common Stock, other than consideration paid in shares of common stock that differ as to voting rights, liquidation preference and dividend preference to the same extent that our Class A and Class B Common Stock differ.  In accordance with the Certificate of Designation for our Class B Common Stock, and resolutions adopted by our board of directors on June 5, 2007, our Class B Common Stock was entitled, through December 30, 2007, to receive regular quarterly cash dividends equal to at least 110% of any regular quarterly cash dividends paid on our Class A Common Stock.  However, our board of directors has determined that for the first fiscal quarter of 2008 we will continue to pay regular quarterly cash dividends at that higher rate on our Class B Common Stock when regular quarterly cash dividends are paid on our Class A Common Stock.  Thereafter, each share of our Class B Common Stock is entitled to at least 100% of the regular quarterly cash dividend paid on each share of our Class A Common Stock.  In addition, our Class B Common Stock has a $.01 per share preference in the event of any liquidation, dissolution or winding up of Triarc and, after each share of our Class A Common Stock also receives $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Class A Common Stock in any remaining assets of Triarc.

During our 2006 and 2007 fiscal years, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A Common Stock and Class B Common Stock, respectively.  On January 29, 2008, our board of directors declared regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A Common Stock and Class B Common Stock, respectively, payable on March 14, 2008 to holders of record on March 1, 2008.

In connection with our corporate restructuring, we paid special cash dividends during 2006 aggregating $0.45 per share on our Class A Common Stock and Class B Common Stock.  The special cash dividends were paid in three installments of $0.15 per share on March 1, 2006, July 14, 2006 and December 20, 2006.

Although we currently intend to continue to declare and pay regular quarterly cash dividends, there can be no assurance that any additional regular quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any.  Any future dividends will be made at the discretion of our board of directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors.  Our board of directors has not yet made any determination of the relative amounts of any regular quarterly cash dividends that will be paid on the Class A Common Stock and Class B Common Stock after the first fiscal quarter of 2008. We have no class of equity securities currently issued and outstanding except for our Class A Common Stock and Class B Common Stock, Series 1.  However, we are currently authorized to issue up to 100 million shares of preferred stock.

Because we are a holding company, our ability to meet our cash requirements is primarily dependent upon our cash, cash equivalents and short-term investments on hand, cash flows from ARG, including loans, cash dividends, reimbursement by ARG to us in connection with providing certain management services, and payments by ARG under a tax sharing agreement, as well as dividend payments on the preferred shares and interest on the senior secured notes, both received in connection with the Deerfield Sale. Our cash requirements include, but are not limited to, interest and principal payments on our indebtedness as well as required quarterly payments to a management company, to which we refer to as the Management Company, formed by certain former executives of ours.  Under the terms of ARG’s credit agreement (see “Item 1A. Risk Factors—Risks Related to Arby’s – ARG and its subsidiaries are subject to various restrictions, and substantially all of their assets are pledged, under a credit agreement”), there are restrictions on the ability of ARG and its subsidiaries to pay any dividends or make any loans or advances to us.  The ability of ARG to pay cash dividends or make any loans or advances as well as to make payments for the management services and under the tax sharing agreement to us is also dependent upon its ability to achieve sufficient cash flows after satisfying its cash requirements, including debt service. You should read the information in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements.

As of February 15, 2008, there were approximately 2,169 holders of record of our Class A Common Stock and 2,009 holders of record of our Class B Common Stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2007:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (2)
October 1, 2007 through October 28, 2007	---	---	---	$50,000,000
October 29, 2007 through November 25, 2007	---	---	---	$50,000,000
November 26, 2007 through December 30, 2007	---	---	---	$50,000,000
Total	---	---	---	$50,000,000

(1)	There were no shares tendered as payment of (i) the exercise price of employee stock options or (ii) tax withholding obligations in respect of such exercises.

(2)
On June 30, 2007, our then existing $50 million stock repurchase program expired, and on July 1, 2007 a new stock repurchase program became effective pursuant to which we may repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock, Series 1 during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warrant and to the extent legally permissible.  No transactions were effected under our stock repurchase program during the fourth fiscal quarter of 2007.

Item 6.               Selected Financial Data.

	Year-Ended(1)
	December 28, 2003(2)		January 2, 2005(2)(3)		January 1, 2006(2)(3)		December 31, 2006(2)(3)		December 30, 2007(3)
	(In thousands except per share amounts)

Revenues	$293,620		$328,579		$727,334		$1,243,278		$1,263,717
Operating profit (loss)	103	(6)	2,562		(31,363	)(8)	44,627		19,900	(10)
Income (loss) from continuing operations	(12,248	)(6)	1,367	(7)	(58,457	)(8)	(10,803	)(9)	15,086	(10)
Income (loss) from discontinued operations	2,245		12,464		3,285		(129)		995
Net income (loss)	(10,003	)(6)	13,831	(7)	(55,172	)(8)	(10,932	)(9)	16,081	(10)
Basic income (loss) per share(4):
Class A common stock:
Continuing operations	(.21)		.02		(.84)		(.13)		.15
Discontinued operations	.04		.18		.05		-		.01
Net income (loss)	(.17)		.20		(.79)		(.13)		.16
Class B common stock:
Continuing operations	(.21)		.02		(.84)		(.13)		.17
Discontinued operations	.04		.21		.05		-		.01
Net income (loss)	(.17)		.23		(.79)		(.13)		.18
Diluted income (loss) per share(4):
Class A common stock:
Continuing operations	(.21)		.02		(.84)		(.13)		.15
Discontinued operations	.04		.17		.05		-		.01
Net income (loss)	(.17)		.19		(.79)		(.13)		.16
Class B common stock:
Continuing operations	(.21)		.02		(.84)		(.13)		.17
Discontinued operations	.04		.20		.05		-		.01
Net income (loss)	(.17)		.22		(.79)		(.13)		.18
Cash dividends per share:
Class A common stock	.13		.26		.29		.77		.32
Class B common stock	.15		.30		.33		.81		.36
Working capital (deficiency)	610,854		462,618		295,567		161,194		(36,909)
Total assets	1,042,965		1,066,973		2,809,489		1,560,449		1,454,567
Long-term debt	483,280		446,479		894,527		701,916		711,531
Stockholders’ equity	290,035		305,458		398,344		477,813		448,874
Weighted average shares outstanding(5):
Class A common stock	20,003		22,233		23,766		27,301		28,836
Class B common stock	40,010		40,840		46,245		59,343		63,523

(1)
Triarc Companies, Inc. and its subsidiaries (the “Company”) reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  Deerfield & Company LLC (Deerfield), in which the Company held a 63.6% capital interest from July 22, 2004 through its sale on December 21, 2007, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which commenced on October 4, 2004 and in which our investment was effectively redeemed on September 29, 2006, and DM Fund LLC, which commenced on March 1, 2005 and in which our investment was effectively redeemed on December 31, 2006, reported on a calendar year ending on December 31 through their respective sale or redemption dates.  In accordance with this method, each of the Company’s fiscal years presented above contained 52 weeks except for the 2004 fiscal year which contained 53 weeks.  All references to years relate to fiscal years rather than calendar years.

(2)
In conjunction with the adoption of the provisions of Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AIR-1”), the Company now accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred.  Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul.  In accordance with the retroactive application of FSP AIR-1, the Company has credited (charged) $1,304,000, ($172,000), $711,000 and $620,000 to operating profit (loss) and $835,000, ($110,000), $455,000 and $397,000 to income (loss) from continuing operations and net income (loss) for 2003, 2004, 2005 and 2006, respectively.

(3)	Selected financial data reflects the operations of RTM Restaurant Group (“RTM”) commencing with its acquisition by the Company on July 25, 2005.

(4)
Income (loss) per share amounts reflect the effect of a stock distribution (the “Stock Distribution”) on September 4, 2003 of two shares of the Company’s class B common stock, series 1, for each share of the Company’s class A common stock issued as of August 21, 2003, as if the Stock Distribution had occurred at the beginning of the year ended December 28, 2003.  For the purposes of calculating income per share, net income subsequent to the date of the Stock Distribution was allocated between the class A common shares and class B common shares based on the actual dividend payment ratio.  For the purposes of calculating loss per share, the net loss for any year was allocated equally.

(5)
The weighted average shares outstanding reflect the effect of the Stock Distribution.  The number of shares used in the calculation of diluted income (loss) per share are the same as basic income (loss) per share for the years 2003, 2005 and 2006 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for each of those years.  The number of shares used in the calculation of diluted income per share of class A and class B common stock for 2004 are 23,415,000 and 43,206,000, respectively.  The numbers of shares used in the calculation of diluted income per share of class A and class B common stock for 2007 are 28,965,000 and 64,282,000, respectively. These shares used for the calculation of diluted income per share in 2004 and 2007 consist of the weighted average common shares outstanding for each class of common stock and potential common shares reflecting the effect of dilutive stock options and nonvested restricted shares of 1,182,000 for class A common stock and 2,366,000 for class B common stock in 2004 and, in 2007, 129,000 for class A common stock and 759,000 for class B common stock.

(6)
Reflects certain significant charges and credits recorded during 2003 as follows: $22,000,000 charged to operating loss representing an impairment of goodwill; $11,799,000 charged to loss from continuing operations representing the aforementioned $22,000,000 charged to operating loss partially offset by (1) a $5,834,000 gain on sale of unconsolidated business arising principally from the sale by the Company of a portion of its investment in an equity method investee and a non-cash gain to the Company from the public offering by the investee of its common stock and (2) $4,367,000 of income tax benefit relating to the above net charges; and $9,554,000 charged to net loss representing the aforementioned $11,799,000 charged to loss from continuing operations partially offset by a $2,245,000 credit to income from discontinued operations principally resulting from the release of reserves, net of income taxes, in connection with the settlement of a post-closing sales price adjustment related to the sale of the Company’s beverage businesses.

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

(8)
Reflects certain significant charges and credits recorded during 2005 as follows: $58,939,000 charged to operating loss representing (1) share-based compensation charges of $28,261,000 representing the intrinsic value of stock options which were exercised by the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer and subsequently replaced on the date of exercise, the grant of contingently issuable performance-based restricted shares of the Company’s class A and class B common stock and the grant of equity interests in two of the Company’s subsidiaries, (2) a $17,170,000 loss on settlements of unfavorable franchise rights representing the cost of settling franchise agreements acquired as a component of the acquisition of RTM with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements and (3) facilities relocation and corporate restructuring charges of $13,508,000; $67,526,000 charged to loss from continuing operations representing the aforementioned $58,939,000 charged to operating loss and a $35,809,000 loss on early extinguishments of debt upon a debt refinancing in connection with the acquisition of RTM, both partially offset by $27,222,000 of income tax benefit relating to the above charges; and $64,241,000 charged to net loss representing the aforementioned $67,526,000 charged to loss from continuing operations partially offset by income from discontinued operations of $3,285,000 principally resulting from the release of reserves for state income taxes no longer required.

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

(10)
Reflects certain significant charges and credits recorded during 2007 as follows: $45,224,000 charged to operating profit; consisting of facilities relocation and corporate restructuring costs of $85,417,000 less $40,193,000 from the gain on sale of the Company’s interest in Deerfield; $16,596,000 charged to income from continuing operations and net income representing the aforementioned $45,224,000 charged to operating profit offset by $15,828,000 of income tax benefit related to the above charge; and a $12,800,000 previously unrecognized prior year contingent tax benefit related to certain severance obligations to certain of the Company’s former executives.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Triarc Companies, Inc., and its subsidiaries, which we refer to as Triarc, should be read in conjunction with our consolidated financial statements included elsewhere herein.  Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

Introduction and Executive Overview

During 2007, our operations were in two business segments. We operate in the restaurant business through our Company-owned and franchised Arby’s restaurants and, through December 21, 2007, we also operated in the asset management business through our 63.6% capital interest in Deerfield & Company LLC, which we refer to as Deerfield.  On December 21, 2007, we sold our entire capital interest in Deerfield, which we refer to as the Deerfield Sale, to Deerfield Capital Corp. (formerly known as Deerfield Triarc Capital Corp.), a real estate investment trust, which we refer to as DFR or the REIT.  See “Liquidity and Capital Resources—Deerfield Sale” for a detailed discussion of the Deerfield Sale and its effect on our investment in the REIT.

In April 2007, concurrent with the original announcement of the intended sale of our asset management business, we announced that we would be closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia, which we refer to as the Corporate Restructuring. The Corporate Restructuring includes the transfer of substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia. This transition is expected to be completed in early 2008.  Accordingly, to facilitate this transition, the Company entered into negotiated contractual settlements, which we refer to as the Contractual Settlements, with our Chairman, who was also the then Chief Executive Officer, and our Vice Chairman, who  was the then President and Chief Operating Officer, who we refer to collectively as the Former Executives, evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007, which we refer to as the Separation Date. Additionally, in connection with the Corporate Restructuring, we incurred severance and consulting fees with respect to other New York headquarters’ executives and employees and a loss on properties and other assets at our former New York headquarters, principally reflecting assets for which the fair value was less than the book value, sold to an affiliate of the Former Executives.  See “Results of Operations—2007 Compared with 2006—Facilities Relocation and Corporate Restructuring” for a detailed discussion of the charges related to our Corporate Restructuring.

    On July 25, 2005 we completed the acquisition of substantially all of the equity interests or the assets of the entities comprising the RTM Restaurant Group, Arby’s then largest franchisee with 775 Arby’s restaurants in 22 states as of that date, in a transaction we refer to as the RTM Acquisition.  Accordingly, RTM’s results of operations and cash flows are included in our 2005 consolidated results subsequent to the July 25, 2005 date of the RTM Acquisition and are included in our 2006 and 2007 consolidated results for the full years. Commencing on July 26, 2005, franchise revenues from RTM are eliminated in consolidation.

In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and franchise revenues which include royalty income from franchisees, franchise and related fees and rental income from properties leased to franchisees.  While over 70% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the year ended December 30, 2007.  In our former asset management business, revenues were derived through the date of the Deerfield Sale in the form of asset management and related fees from our management of (1) collateralized debt and collateralized loan obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including the REIT.

In our discussions of “Net Sales” and “Franchise Revenues” below, we discuss same-store sales.  When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods.  Historically, and including the 2007 fiscal year, the calculation of same-store sales commenced after a store was open for twelve continuous months.   Beginning in our 2008 fiscal year, we will be reporting same-store sales commencing after a store has been open for fifteen continuous months, which we refer to as the Fifteen Month Method, in order that our externally reported information will be consistent with the metrics used by our management for internal reporting and analysis. The same-store sales discussion for the current year below provides our historical presentation as well as the same store sales data on the basis of reporting that we will utilize in 2008.  There would have been no difference in the increase or decrease in same-store sales between those previously reported on a quarterly basis in 2007 and those computed on the Fifteen Month Method.  The same-store sales discussion for our 2006 fiscal year as compared to our 2005 fiscal year, however, only provides our historical presentation and does not also present same-store sales information under the Fifteen Month Method.

We derive investment income principally from the investment of our excess cash.  In that regard, in December 2005 we invested $75.0 million in an account, which we refer to as the Equities Account, which is managed by a management company, which we refer to as the Management Company, formed by the Former Executives and a director, who is also our former Vice Chairman, all of whom we refer to as the Principals.  The Equities Account is invested principally in the equity securities, including through derivative instruments, of a limited number of publicly-traded companies.  In addition, the Equities Account invests in market put options in order to lessen the impact of significant market downturns.  The Equities Account, including restricted cash equivalents, had a fair value of $99.3 million as of December 30, 2007.  We also had invested in several funds managed by Deerfield, including Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, and DM Fund LLC, which we refer to as the DM Fund.  Prior to 2005, we invested $100.0 million in the Opportunities Fund and later transferred $4.8 million of that amount to the DM Fund in March 2005.  We redeemed our investments in the Opportunities Fund and the DM Fund effective September 29, 2006 and December 31, 2006, respectively.  The Opportunities Fund through September 29, 2006 and the DM Fund through December 31, 2006 were accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us.  The Opportunities Fund was a multi-strategy hedge fund that principally invested in various fixed income securities and their derivatives and employed substantial leverage in its trading activities which significantly impacted our consolidated financial position, results of operations and cash flows. We also have an investment in the REIT.  When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund, the DM Fund or the REIT.

Our goal is to enhance the value of our Company by increasing the revenues of our restaurant business, which may include growth through acquisitions.  We are continuing to focus on growing the number of restaurants in the Arby’s system, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience.

In recent years our restaurant business has experienced the following trends:

•
Increased availability to consumers of new product choices, including (1) additional healthy products focused on freshness driven by a greater consumer awareness of nutritional issues, (2) new products that tend to include larger portion sizes and more ingredients and (3) beverage programs which offer a selection of premium non-carbonated beverage choices, including coffee and tea products

•
Increased price competition, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items, (3) the use of coupons and other price discounting and (4) many recent product promotions focused on the lower prices of certain menu items

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

•	High fuel costs which cause a decrease in many consumers’ discretionary spending as well as the effect of falling home prices on consumer confidence;
•	Increases in our utility costs as well as the cost of goods we purchase under distribution contracts that became effective in the third quarter of 2007 as a result of higher fuel costs;
•	Competitive pressures due to extended hours of operation by many quick service restaurant competitors particularly during the breakfast hours as well as during late night hours;
•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which have and are expected to continue to result in increased wages and related fringe benefits, including health care and other insurance costs;

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

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  However, Deerfield, the Opportunities Fund and the DM Fund reported on a calendar year ending on December 31 until their respective sale or redemption dates.    Our 2005 fiscal year commenced on January 3, 2005 and ended on January 1, 2006 except that (a) RTM is included commencing July 26, 2005 and (b) Deerfield, the Opportunities Fund and, commencing March 1, 2005, the DM fund are included on a calendar year basis.  Our 2006 fiscal year commenced on January 2, 2006 and ended on December 31, 2006 except that (a) Deerfield and the DM Fund are included on a calendar year basis and (b) the Opportunities Fund is included from January 1, 2006 through its September 29, 2006 redemption date. Our 2007 fiscal year commenced on January 1, 2007 and ended on December 30, 2007 except that Deerfield is included from January 1, 2007 through its December 21, 2007 sale date.  All references to years relate to fiscal years rather than calendar years, except for Deerfield, the Opportunities Fund and the DM Fund.

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount of the change between (1) 2005 and 2006, which we refer to as the 2006 Change, and (2) 2006 and 2007, which we refer to as the 2007 Change.

	2005	2006	2007	2006 Change	2007 Change
	(In Millions)
Revenues:
Net sales	$570.8	$1,073.3	$1,113.4	$502.5	$40.1
Franchise revenues	91.2	82.0	87.0	(9.2)	5.0
Asset management and related fees	65.3	88.0	63.3	22.7	(24.7)
	727.3	1,243.3	1,263.7	516.0	20.4
Costs and expenses:
Cost of sales, excluding depreciation and amortization	418.0	778.6	815.2	360.6	36.6
Cost of services, excluding depreciation and amortization	24.8	35.3	25.2	10.5	(10.1)
Advertising and promotions	43.5	78.6	79.3	35.1	0.7
General and administrative, excluding depreciation and amortization	205.1	235.8	205.4	30.7	(30.4)
Depreciation and amortization, excluding amortization of deferred financing costs	36.6	66.2	73.3	29.6	7.1
Facilities relocation and corporate restructuring	13.5	3.3	85.4	(10.2)	82.1
Loss on settlements of unfavorable franchise rights	17.2	0.9	0.2	(16.3)	(0.7)
Gain on sale of consolidated business	-	-	(40.2)	-	(40.2)
	758.7	1,198.7	1,243.8	440.0	45.1
Operating profit (loss)	(31.4)	44.6	19.9	76.0	(24.7)
Interest expense	(68.8)	(114.1)	(61.3)	(45.3)	52.8
Insurance expense related to long-term debt	(2.3)	-	-	2.3	-
Loss on early extinguishments of debt	(35.8)	(14.1)	-	21.7	14.1
Investment income, net	55.3	80.2	52.2	24.9	(28.0)
Gain (loss) on sale of unconsolidated businesses	13.1	4.0	(0.3)	(9.1)	(4.3)
Other income (expense), net	3.9	4.7	(1.1)	0.8	(5.8)
Income (loss) from continuing operations before income taxes and minority interests	(66.0)	5.3	9.4	71.3	4.1
(Provision for) benefit from income taxes	16.3	(4.6)	8.4	(20.9)	13.0
Minority interests in income of consolidated subsidiaries	(8.8)	(11.5)	(2.7)	(2.7)	8.8
Income (loss) from continuing operations	(58.5)	(10.8)	15.1	47.7	25.9
Income (loss) from discontinued operations, net of income taxes:
Loss from operations	-	(0.4)	-	(0.4)	0.4
Gain on disposal	3.3	0.3	1.0	(3.0)	0.7
Income (loss) from discontinued operations	3.3	(0.1)	1.0	(3.4)	1.1
Net income (loss)	$(55.2)	$(10.9)	$16.1	$44.3	$27.0

2007 Compared with 2006

Net Sales

    Our net sales, which were generated entirely from our Company-owned restaurants, increased $40.1 million, or 4% to $1,113.4 million for 2007 from $1,073.3 million for 2006, due to the $56.3 million increase in net sales from the 45 net Company-owned restaurants we added during 2007.   We opened 51 new restaurants, with generally higher than average sales volumes, and we acquired 11 restaurants from franchisees during 2007 as compared with 15 generally underperforming restaurants we closed and 2 restaurants we sold to franchisees during 2007.  This increase was partially offset by a $16.2 million, or 2% (1% on the Fifteen Month Method) decrease in same-store sales of our Company-owned restaurants. Same store sales of our Company-owned restaurants decreased principally due to lower sales volume from a decline in customer traffic as a result of (1) increased price discounting by other larger quick service restaurants and (2) the introduction of a new value program as well as a major new product launch that accounted for a large percentage of our sales but drove less traffic than expected.  These negative factors were partially offset by the effect of selective price increases that were implemented in late 2006 and during 2007.  Same-store sales of our Company-owned restaurants declined while same-store sales of our franchised restaurants discussed below grew 1% primarily due to (1) the franchised restaurants implementing certain selective price increases earlier in 2007 than the Company-owned restaurants, and (2) the use throughout 2007 by franchised restaurants of incremental marketing and print advertising initiatives which we were already using for the Company-owned restaurants.  These positive impacts on same-store sales of franchised restaurants more than offset declines in traffic.
We anticipate positive same-store sales growth, as calculated on the Fifteen Month Method, for 2008 of both Company-owned and franchised restaurants as a result of (1) a significant increase in national advertising, (2) a strong product and promotional calendar for the year which includes some new product offerings and improvements to existing product offerings as well as additional value offers and (3) a shift in our advertising approach to focus on the unique qualities and benefits of our food.  In addition to the anticipated positive effect of same-store sales growth, net sales should also be positively impacted by an increase in Company-owned restaurants. We presently plan to open approximately 50 new Company-owned restaurants in 2008.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 52 restaurant leases that are scheduled for renewal or expiration during 2008.  We currently anticipate the renewal or extension of all but approximately 10 of those leases.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, increased $5.0 million, or 6%, to $87.0 million for 2007 from $82.0 million for 2006.  Excluding $2.2 million of rental income from properties leased to franchisees being included in franchise revenues in 2007, franchise revenues increased $2.8 million reflecting higher royalties of (1) $2.5 million from the 97 franchised restaurants opened during 2007, with generally higher than average sales volumes, and the 2 restaurants sold to franchisees during 2007 replacing the royalties from the 30 generally underperforming franchised restaurants closed and the elimination of royalties from the 11 restaurants we acquired from franchisees during 2007 and (2) $0.7 million from a 1% increase (1% on the Fifteen Month Method) in same-store sales of the franchised restaurants in 2007 as compared with 2006.  These increases in royalties were partially offset by a $0.4 million decrease in franchise and related fees.

We expect that our franchise revenues will increase during 2008 as compared with 2007 due to anticipated positive same-store sales growth of franchised restaurants from the expected performance of the various initiatives described above under “Net Sales” and the positive effect of net new restaurant openings by our franchisees.

Asset Management and Related Fees

Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield and which ceased with the Deerfield Sale on December 21, 2007, decreased $24.7 million, or 28%, to $63.3 million for 2007, through December 21, 2007, from $88.0 million for 2006.  This decrease principally reflects (1) a $16.6 million decrease in incentive fees related to a certain Fund due to a decline in its performance during 2007, (2) a $7.4 million net decrease in incentive fees from one CDO principally due to the decrease in the amount of contingent fees recognized primarily as a result of a call on that CDO in 2006, (3) a $3.6 million decrease in management fees from the REIT as a result of the decline in value of the REIT stock and stock options granted to us and a decrease in the REIT’s net assets on which a portion of our fees are based and (4) a $2.1 million decrease in incentive fees from the REIT as a result of the REIT not meeting certain performance thresholds during  2007.  These decreases were partially offset by (1) a $4.0 million increase in management fees from existing CDOs and Funds, (2) a $0.7 million net increase in management fees from the net addition of five CDOs and one Fund during 2007 and (3) a $0.3 million increase in structuring and other related fees associated with new CDOs.  Due to the Deerfield Sale, we will recognize no asset management and related fees in future periods.

Cost of Sales, Excluding Depreciation and Amortization

Our cost of sales, excluding depreciation and amortization resulted entirely from the Company-owned restaurants.  Cost of sales increased $36.6 million, or 5%, to $815.2 million for 2007 from $778.6 million for 2006, resulting in a gross margin of 27% for each year.  We define gross margin as the difference between net sales and cost of sales divided by net sales.  The increase in cost of sales is primarily attributable to the effect of the 45 net Company-owned restaurants added during 2007.  Our gross margin was impacted by the effects of (1) the price discounting associated with the value program discussed under “Net Sales” above, (2) increases in our cost of beef and other menu items, (3) increased costs under new distribution contracts that became effective in the third quarter of 2007 and reflect the effects of higher fuel costs and (4) increased labor costs due to the Federal and state minimum wage increases implemented in 2007. These negative factors were offset by the effects of (1) selective price increases discussed under “Net Sales” above and (2) decreased beverage costs partially due to the full year effect of increased rebates earned from a new beverage supplier we were in the process of converting to during 2006.

We anticipate that our gross margin in 2008 will be comparable to 2007 as a result of the positive effects of (1) the full year effect on our net sales of the selective price increases that were implemented during 2007 and (2) changes in our product offerings which are expected to increase gross margin that will be offset by (1) the full year effect of the cost increases from the distribution contracts  entered into during the third quarter of 2007, (2) the expiration of favorable commodity supply contracts which expired primarily in late 2007 which will increase the cost of a number of our commodities and (3) the full year effect of the 2007, as well as of the additional 2008, Federal and state minimum wage increases.

Cost of Services, Excluding Depreciation and Amortization

Our cost of services, excluding depreciation and amortization, which resulted entirely from the management of CDOs and Funds by Deerfield, decreased $10.1 million, or 29%, to $25.2 million for 2007, through December 21, 2007, from $35.3 million for 2006 principally due to a net decrease of $9.1 million in incentive compensation for existing employees related to Deerfield’s weaker performance during 2007 as well as a $1.0 million reversal of incentive compensation which had been recorded in prior quarters of 2007, but will not be paid, for employees who left Deerfield in September 2007. We will not incur any cost of services in 2008 due to the Deerfield Sale.

Our franchise revenues have no associated cost of services.

Advertising and Promotions

Our advertising and promotions expenses consist of third party costs for local and national television, radio, direct mail and outdoor advertising as well as point of sale materials and local restaurant marketing.  These expenses increased $0.7 million, or 1% but remained unchanged as a percentage of net sales.  We expect that our advertising and promotions expenditures will increase during 2008 as compared with 2007 due to a higher number of planned national media advertising events but that it will remain comparable, as a percentage of net sales, in 2008 as compared to 2007.

General and Administrative, Excluding Depreciation and Amortization

In accordance with Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which we refer  to as FSP AIR-1, we accounted for the adoption of the direct expensing method retroactively.  As such, our general and administrative expenses, excluding depreciation and amortization, have been restated for 2006.

Our general and administrative expenses, excluding depreciation and amortization decreased $30.4 million, or 13%, principally due to (1) a $17.0 million decrease in corporate general and administrative expenses principally related to (a) the resignation effective in June 2007 of the Former Executives and certain other officers and employees of Triarc who became employees of the Management Company and are no longer employed by us and (b) our sublease to the Management Company of one of the floors of our New York headquarters, both partially offset by the fees for professional and strategic services provided to us under a two-year transition services agreement, which we refer to as the Services Agreement, we entered into with the Management Company which commenced on June 30, 2007, (2) an $8.1 million decrease in incentive compensation due to weaker than planned performance at our business segments, (3) a $5.9 million decrease in outside consultant fees at our restaurant segment partially offset by a $2.1 million increase in salaries, which partially replaced those fees, primarily attributable to the strengthening of the infrastructure of that segment following the RTM Acquisition, (4) a $4.0 million reduction of severance and related charges in connection with the replacement of three senior restaurant executives during 2006 that did not recur in 2007, (5) a $1.8 million decrease in recruiting fees at our restaurant segment associated with the strengthening of the infrastructure in 2006 following the RTM Acquisition and (6) a $1.7 million reduction of training and travel costs at our restaurant segment as part of an expense reduction initiative.  These decreases were partially offset by (1) a $2.6 million severance charge in 2007 for one of our asset management executives and (2) a $2.3 million increase in relocation costs in our restaurant segment principally attributable to additional estimated declines in market value and increased carrying costs related to homes we purchased for resale from relocated employees.

Our general and administrative expenses will be lower during 2008 as compared to 2007 as a result of the completion of the transition of our corporate headquarters to Atlanta and the Deerfield Sale.

Depreciation and Amortization, Excluding Amortization of Deferred Financing Costs

Our depreciation and amortization, excluding amortization of deferred financing costs increased $7.1 million, or 11%, principally reflecting (1) a $3.0 million asset impairment charge related to an internally developed financial model that our asset management segment did not use and that was subsequently sold, (2) $2.7 million related to the 45 net restaurants added during 2007, (3) a $0.4 million increase in asset impairment charges related to our TJ Cinnamons brand and (4) depreciation on additions to properties at existing restaurants.  These increases were partially offset by (1) a $1.8 million decrease in asset impairment charges related to underperforming restaurants and (2) a $1.1 million decrease related to amortization of CDO contracts at our former asset management segment.

We expect our depreciation and amortization expense will be lower during 2008 as compared to 2007 as we no longer operate in the asset management segment as a result of the Deerfield Sale.  This decrease, however, will be partially offset by increases related to the addition of new restaurants.

Facilities Relocation and Corporate Restructuring

   The charge of $85.4 million in 2007 consisted of general corporate charges of $84.8 million and a $0.6 million additional charge for employee relocation costs in connection with combining our then existing restaurant operations with those of RTM following the RTM Acquisition.  The general corporate charges of $84.8 million were principally related to the Corporate Restructuring discussed above under “Introduction and Executive Overview” and consist of (1) the payment entitlements under the Contractual Settlements of $72.8 million,  including the additional $1.6 million total payments described below, of which $3.5 million is included in “General and administrative, excluding depreciation and amortization” expenses as incentive compensation, (2) severance for two other former executives of $12.9 million, excluding incentive compensation that is due to them for their 2007 period of employment with the Company, both including applicable employer payroll taxes, (3) severance and consulting fees of $1.8 million with respect to other New York headquarters’ executives and employees and (4) a loss of approximately $0.8 million on properties and other assets at our former New York headquarters, principally reflecting assets for which the fair value was less than the book value, sold during the 2007 third quarter to the Management Company. Under the terms of the Contractual Settlements, our Chairman, who is also our former Chief Executive Officer, was entitled to a payment consisting of cash and investments which had a fair value of $50.3 million as of July 1, 2007 ($47.4 million upon distribution on December 30, 2007) and our Vice Chairman, who is also our former President and Chief Operating Officer, was entitled to a payment consisting of cash and investments which had a fair value of $25.1 million as of July 1, 2007 ($23.7 million upon distribution on December 30, 2007), both subject to applicable withholding taxes, during the 2007 fourth quarter.  We had funded the severance payment obligations to the Former Executives, net of estimated withholding taxes, by the transfer of cash and investments to rabbi trusts, which we refer to as the 2007 Trusts, in the second quarter of 2007.  The $4.3 million decline in value of the assets in the 2007 Trusts reduced our general corporate charges since it resulted in a corresponding reduction of the payment obligations under the Contractual Settlements.  Funding the 2007 Trusts net of estimated withholding taxes provided us with additional operating liquidity, but reduced the amounts that otherwise would have been held in the 2007 Trusts for the benefit of the Former Executives.  Accordingly, the former Chief Executive Officer and former President and Chief Operating Officer were paid $1.1 million and $0.5 million, respectively, representing an interest component on the amounts that otherwise would have been included in the 2007 Trusts.  The charges of $3.3 million in 2006 included $3.2 million of general counsel corporate expense principally representing a fee related to our decision in 2006 to terminate the lease of an office facility in Rye Brook, New York rather than continue our efforts to sublease the facility.

We currently expect to incur approximately $0.7 million of general corporate severance charges in 2008 in connection with the Corporate Restructuring.

Loss on Settlements of Unfavorable Franchise Rights

The loss of $0.9 million in 2006 related to certain of the 13 franchised restaurants we acquired during that year.   The loss of $0.2 million in 2007 related to one of the franchised restaurants we acquired during 2007.  Under accounting principles generally accepted in the United States of America, which we refer to as GAAP, we are required to record as an expense and exclude from the purchase price of acquired restaurants the value of any franchise agreements that is attributable to royalty rates below the current 4% royalty rate that we receive on new franchise agreements.  The amounts of the settlement losses represent the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.

Gain on Sale of Consolidated Business

    The gain on sale of consolidated business of $40.2 million in 2007 relates to the sale of our 63.6% capital interest in Deerfield. The gain reflects the excess of the fair value of the REIT’s preferred stock, which we refer to as the REIT Preferred Stock, and senior secured notes, which we refer to as the REIT Notes, received as consideration over the carrying value of our interest, net of expenses of the sale, and has been reduced by the portion of the gain representing our continuing interest in the preferred and common shares of the REIT.  See “Liquidity and Capital Resources—Deerfield Sale” for a detailed discussion of the Deerfield Sale.

Interest Expense

Interest expense decreased $52.8 million, or 46%, principally reflecting a $54.2 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the effective redemption of our investment in the Opportunities Fund as of September 29, 2006, which we refer to as the Redemption.  We no longer consolidate the Opportunities Fund subsequent to the Redemption.  Accordingly, interest expense and related net investment income are no longer affected by the significant leverage associated with the Opportunities Fund.

In connection with the RTM Acquisition, we entered into a credit agreement in 2005, which we refer to as the Credit Agreement, for our restaurant segment.  In accordance with the terms of the Credit Agreement, we entered into three interest rate swap agreements, which we refer to as the Term Loan Swap Agreements and which expire in September 2008 and October 2008, that fixed the LIBOR interest rate on a total of $205.0 million of the outstanding principal amount of three 2005 advances pursuant to the term loans, which we refer to as the Term Loan.  The Term Loan borrowing provided financing for the RTM Acquisition and refinanced then existing higher interest rate debt of our restaurant segment, which we refer to as the Refinancing.  The expiration of the Term Loan Swap Agreements during 2008 could have a material impact on our interest expense; however, we cannot determine any potential impact at this time because it is dependent on (1) our entry into future swap agreements and (2)  the direction and magnitude of any changes in the variable interest rate environment.

Loss on Early Extinguishments of Debt

The loss on early extinguishments of debt of $14.1 million in 2006 consisted of (1) $13.1 million which resulted from the conversion or effective conversion of an aggregate $172.9 million principal amount of our 5% convertible notes due 2023, which we refer to as the Convertible Notes, into shares of our class A and class B common stock mostly in February 2006, which we refer to as the Convertible Notes Conversions, and consisted of $9.0 million of negotiated inducement premiums that we paid in cash and shares of our class B common stock, the write-off of $4.0 million of related previously unamortized deferred financing costs and $0.1 million of fees related to the conversions and (2) a $1.0 million write-off of previously unamortized deferred financing costs in connection with principal repayments of the Term Loan from excess cash, which we refer to as the Term Loan Prepayments.  There were no early extinguishments of debt in 2007.

Investment Income, Net

The following table summarizes and compares the major components of investment income, net:

	2006	2007	Change
	(In Millions)
Interest income	$72.5	$9.1	$(63.4)
Recognized net gains	10.6	51.4	40.8
Other than temporary unrealized losses	(4.1)	(9.9)	(5.8)
Distributions, including dividends	1.5	1.8	0.3
Other	(0.3)	(0.2)	0.1
	$80.2	$52.2	$(28.0)

Our interest income decreased $63.4 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.  Our recognized net gains increased $40.8 million and included (1) a $15.2 million realized gain on the sale in 2007 of two of our available-for-sale securities, (2) $13.9 million of realized gains on the sale in 2007 of two of our cost method investments, (3) $8.4 million of gains realized on the transfer of several cost method investments from two deferred compensation trusts, which we refer to as the “Deferred Compensation Trusts,” to the Former Executives as a result of the Contractual Settlements during 2007 and (4) $2.7 million  of unrealized gains on derivatives other than trading. All of these recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments.  The increase in other than temporary unrealized losses of $5.8 million primarily reflects the recognition of impairment charges related to the significant decline in the market values of certain of our available-for-sale investments in CDOs in 2007, through the date of the Deerfield Sale, compared with the significant decline in market value in 2006 of one of our cost method investments in the Deferred Compensation Trusts and one of our available-for-sale investments.  Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.

As of December 30, 2007, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $7.6 million and ($11.1) million (which related primarily to the preferred stock we received from the REIT as consideration in the Deerfield Sale), respectively, included in “Accumulated other comprehensive income (loss).”  We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not.  Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

    See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Deerfield Sale” for first quarter 2008 information related to the Company’s investment in the REIT.

Gain (Loss) on Sale of Unconsolidated Businesses

The gain (loss) on sale of unconsolidated businesses decreased $4.3 million to a loss of ($0.3) million in 2007 from a gain of $4.0 million in 2006.  This decrease reflects a (1) a $2.9 million loss in 2007 on the REIT common shares distributed from the 2007 Trusts and (2) a $1.7 million gain in 2006 which did not recur in 2007 on the sale of a portion of our investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique.  These decreases were partially offset by $0.3 million of higher gains in 2007 compared with 2006 on sales of portions of our investment in Encore Capital Group, Inc., a former investee of ours, which we refer to as Encore.

Other Income (Expense), Net

Other income (expense), net, decreased $5.8 million in 2007 as compared to 2006, principally reflecting (1) a $4.0 million decrease in our equity in the REIT’s operations for the respective years, (2) a $0.9 million decrease in equity in earnings of Encore, which we no longer accounted for under the equity method subsequent to May 10, 2007, the date of the sale of substantially all our investment and (3) a $0.5 million increase in the loss from a foreign currency derivative related to Jurlique which matured on July 5, 2007.  These decreases were partially offset by a $2.1 million decrease in costs recognized related to strategic business alternatives that were not pursued.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

    Our income from continuing operations before income taxes and minority interests increased $4.1 million to $9.4 million in 2007 from $5.3 million in 2006.  The increase is attributed principally to the $40.8 million increase in recognized net gains included in our investment income, partially offset by the $24.7 million decline in our operating profit largely attributable to the $82.1 million increase in our facilities relocation and corporate restructuring charges, and the effect of the $40.2 million gain before taxes and minority interests on the Deerfield Sale, as well as the other variances discussed above.

    We recognized deferred compensation expense within “General and administrative, excluding depreciation and amortization” of $1.7 million in 2006 and $1.0 million in 2007, net of a $1.5 million settlement of a lawsuit in 2007 related to an investment which was included in the Deferred Compensation Trusts, for the net increases in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the Former Executives.  The related obligation was settled in 2007 following the Former Executives’ resignation and the assets in the Deferred Compensation Trusts were either distributed to the Former Executives or used to satisfy withholding taxes.  We recognized net investment losses from investments in the Deferred Compensation Trusts of $1.0 million in 2006 and net investment income of $7.1 million in 2007.  The $1.0 million of net investment losses in 2006 consisted principally of an other than temporary loss of $2.1 million related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value, partially offset by a total of $1.0 million that is comprised of other realized gains and the equity in earnings of an investment purchased and sold during 2006.  The net investment income of $7.1 million in 2007 consisted of $8.4 million of realized gains on investments that were accounted for under the cost method of accounting and $0.2 million of interest income, net of the $1.5 million settlement of the lawsuit described above.

(Provision For) Benefit From Income Taxes

    In 2007, the Company had income from continuing operations before minority interests of $9.4 million and an income tax benefit of $8.4 million.  This resulted in an effective tax benefit rate of 89% compared to a provision for income taxes representing an effective rate of 86% in 2006. In 2007, the Company recognized a previously unrecognized contingent tax benefit of $12.8 million in connection with the settlement of certain obligations to the Former Executives relating to the Deferred Compensation Trusts during 2007, for which the related expense was principally recognized in prior years for financial statement purposes.  In connection with a simplification of our subsidiary structure in 2007, we incurred a one-time tax charge of $1.0 million.

    Additionally, the effective rates in both years include the effects of (1) non-deductible expenses, (2) adjustments related to prior year tax matters, (3) minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pre-tax income used to calculate the effective tax rates and (4) state income taxes, net of Federal income tax benefit, due to the differing mix of pre-tax income or loss among the consolidated entities which file state tax returns on an individual basis, the effects of which are lower in 2007 as compared to 2006 due to the pre-tax income or loss in the respective periods.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests in income of consolidated subsidiaries decreased by $8.8 million principally reflecting a decrease of $9.1 million as a result of lower income of Deerfield through December 21, 2007, the date of the Deerfield Sale, as compared with 2006.

Income (Loss) From Discontinued Operations

The loss from discontinued operations of $0.1 million in 2006 consists of a $1.3 million loss from operations related to our closing two underperforming restaurants, substantially offset by (1) the release of $0.7 million of reserves for state income taxes no longer required upon the expiration of a state income tax statute of limitations and (2) the release of $0.5 million of certain other accruals as a result of revised estimates to liquidate the remaining liabilities.  The income from discontinued operations of $1.0 million in 2007 consists of a $1.1 million release of an accrual for state income taxes no longer required after the settlement of a state income tax audit partially offset by an additional $0.1 million loss relating to the finalization of the leasing arrangements of the two closed restaurants mentioned above.

Net Income (Loss)

    Our net results improved $27.0 million from a loss of $10.9 million in 2006 to income of $16.1 million in 2007.  This increase is a result of the after-tax and applicable minority interest effects of the variances discussed above.

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

Same-store sales of our Company-owned restaurants increased 1% in 2006.  Same-store sales of our Company-owned restaurants were positively impacted by (1) our 2006 marketing initiatives, including value oriented menu offerings, an enhanced menu board design and new promotions, (2) the launch in March 2006 of Arby’s Chicken Naturals®, a line of menu offerings made with 100 percent all natural chicken breast and (3) selective price increases implemented in November 2006.  Partially offsetting these positive factors was the effect of higher fuel prices on consumers’ discretionary income which we believe had a negative impact on our sales beginning in the second half of 2005, although the effect moderated in the second half of 2006.  Same-store sales growth of our Company-owned restaurants was less than the 5% same-store sales growth of our franchised restaurants discussed below primarily due to (1) the introduction and use throughout 2006 of local marketing initiatives by our franchisees similar to those initiatives which we were already using for Company-owned restaurants in 2005, including more effective local television advertising and increased couponing, and (2) the disproportionate number of Company-owned restaurants in the economically-weaker Michigan and Ohio regions which underperformed the system.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, decreased $9.2 million to $82.0 million for 2006 from $91.2 million for 2005, reflecting $16.3 million of franchise revenues from RTM recognized in 2005 for the period prior to the RTM Acquisition whereas franchise revenues from RTM are eliminated in consolidation for the full year of 2006.  Aside from the effect of the RTM Acquisition, franchise revenues increased $7.1 million in 2006, reflecting (1) a $3.2 million improvement in royalties due to a 5% increase in same-store sales of the franchised restaurants in 2006 as compared with 2005, (2) a $2.9 million net increase in royalties from the 94 franchised restaurants opened in 2006, with generally higher than average sales volumes, and the 16 restaurants sold to franchisees in 2006 replacing the royalties from the 40 generally underperforming restaurants closed and the elimination of royalties from 13 restaurants we acquired from franchisees in 2006 and (3) a $1.0 million increase in franchise and related fees.  The increase in same-store sales of the franchised restaurants reflects the factors affecting same-store sales of our Company-owned restaurants as well as the additional factors affecting the franchised restaurants compared with our Company-owned restaurants discussed above under “Net Sales.”

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

Our franchise revenues have no associated cost of services.

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

General and Administrative, Excluding Depreciation and Amortization

In accordance with FSP AIR-1 we accounted for the adoption of the direct expensing method retroactively.  As such, our general and administrative expenses, excluding depreciation and amortization have been restated for both years presented.

Our general and administrative expenses, excluding depreciation and amortization increased $30.7 million, reflecting a $54.9 million increase in general and administrative expenses of our restaurant segment principally relating to the full year effect of the RTM Acquisition on 2006.  Such increase in our restaurant segment reflects (1) a $26.8 million increase in salaries and incentive compensation as a result of increased headcount due to the RTM Acquisition and the strengthening of the infrastructure of our restaurant segment, (2) a $10.3 million increase in fringe benefits, recruiting, travel, training and other employee-related costs resulting from the increased headcount, (3) a $7.6 million increase in costs related to outside consultants that we utilized to assist with the integration of RTM, including compliance with the Sarbanes-Oxley Act of 2002 and the integration of computer systems, (4) a $5.6 million increase in severance and related charges of which $4.0 million was in connection with the replacement of three senior restaurant executives during 2006 and (5) a $4.7 million increase in employee share-based compensation resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” which we refer to as SFAS 123(R), which we adopted effective January 2, 2006 (see discussion in following paragraphs).  Aside from the increase attributable to our restaurant segment, general and administrative expenses decreased $24.2 million primarily due to (1) an $18.4 million decrease in share-based compensation (see the discussion in the following paragraphs), (2) a $3.6 million increase in the reimbursement of our expenses by the Management Company for the allocable cost of services provided by us to the Management Company and (3) a $0.5 million decrease in deferred compensation expense, from $2.2 million in 2005 to $1.7 million in 2006.  The deferred compensation expense represents the net increase in the fair value of investments in the Deferred Compensation Trusts.  The decrease from 2005 includes the effect of a $2.1 million impairment charge related to a significant decline in value of one of the investments in the Deferred Compensation Trusts recognized in 2006 with a corresponding equal reduction of “Investment income, net.”

As indicated above, effective January 2, 2006, we adopted SFAS 123(R) which revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” which we refer to as SFAS 123.  As a result, we now measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant rather than its intrinsic value, the method we previously used.  We are using the modified prospective application method under SFAS 123(R) and elected not to use retrospective application.  Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in our results of operations commencing January 2, 2006, and prior periods are not restated.  Employee stock compensation grants or grants modified, repurchased or cancelled on or after January 2, 2006 are valued in accordance with SFAS 123(R).  Had we used the fair value alternative under SFAS 123 during 2005, our pretax compensation expense using the Black-Scholes-Merton option pricing model would have been $15.6 million higher, or $10.0 million after taxes and minority interests.

The Company’s total share-based compensation included in general and administrative expenses in 2006 decreased $13.7 million, reflecting a $4.7 million increase in our restaurant segment more than offset by an $18.4 million decrease excluding our restaurant segment as disclosed above.  The $13.7 million net decrease principally reflects a $16.4 million provision in 2005 for the intrinsic value of stock options exercised by the Executives that were replaced by us on the date of exercise, as compared with a $1.8 million provision in 2006 for the fair value of stock options granted by us to replace stock options exercised by two senior executive officers other than the Executives, in each case for our own tax planning reasons.  We also recognized $4.2 million of lower share-based compensation on equity instruments of certain subsidiaries and our contingently issuable performance-based restricted shares of our class A and class B common stock granted in 2005 due to the declining amounts of compensation expense, which is recognized ratably over their vesting periods, principally as a result of vesting during 2006.  These decreases were partially offset by the additional compensation expense of $6.9 million for the fair value of stock options recognized in 2006 under SFAS 123(R).

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

Facilities Relocation and Corporate Restructuring

The charges of $3.3 million in 2006 included $3.2 million of general corporate expense principally representing a fee related to our decision in 2006 to terminate the lease of an office facility in Rye Brook, New York rather than continue our efforts to sublease the facility. The charges of $13.5 million in 2005 consisted of $12.0 million related to our restaurant segment and $1.5 million of general corporate charges.  The $12.0 million of charges in our restaurant segment principally related to combining our existing restaurant operations with those of RTM following the RTM Acquisition and relocating the corporate office of the restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia.  RTM and AFA Service Corporation, an independently controlled advertising cooperative, which we refer to as AFA, concurrently relocated from their former facilities in Atlanta to the new offices in Atlanta.  The charges consisted of severance and employee retention incentives, employee relocation costs, lease termination costs and office relocation expenses.  The general corporate charges of $1.5 million related to our decision in December 2005 not to move our corporate offices from New York City to the newly leased office facility in Rye Brook, New York.  This charge represented our estimate as of the end of 2005 of all future costs, net of estimated sublease rental income, related to the Rye Brook lease subsequent to the decision not to move the corporate offices.

Loss on Settlements of Unfavorable Franchise Rights

The loss of $0.9 million in 2006 related to certain of the 13 franchised restaurants we acquired during the year and the loss of $17.2 million in 2005 consisted principally of $17.0 million in connection with the RTM Acquisition.

Interest Expense

Interest expense increased $45.3 million reflecting (1) a $33.6 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the significant increase in the use of leverage in the Opportunities Fund prior to the Redemption as of September 29, 2006, (2) an $11.2 million net increase in interest expense reflecting the higher average debt of our restaurant segment following the Term Loan and (3) $8.8 million of interest expense principally relating to the full year effect in 2006 of an increase in sale-leaseback and capitalized lease obligations due to the obligations assumed in the RTM Acquisition and obligations entered into subsequently both for new restaurants opened and the renewal of expiring leases.  These increases were partially offset by an $8.4 million decrease in interest expense related to the convertible notes conversions, as discussed in more detail below under “Liquidity and Capital Resources – Convertible Notes.”  As a result of the Redemption we no longer consolidate the Opportunities Fund subsequent to September 29, 2006.

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

Interest income increased $29.8 million principally due to higher average outstanding balances of our interest-bearing investments reflecting the use of significant leverage in the Opportunities Fund prior to the Redemption (see the paragraph below).  In addition, we experienced an increase in average rates principally due to our investing through the use of leverage in the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment.  Despite the higher outstanding balances of our interest-bearing investments, these balances, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash principally for the RTM Acquisition in July 2005.  Our other than temporary unrealized losses increased $2.6 million, reflecting the recognition of a $2.1 million impairment charge related to the significant decline in the market value of one of the investments in the Deferred Compensation Trusts in 2006.  The $2.1 million impairment charge related to the Deferred Compensation Trusts had a corresponding equal reduction of “General and administrative, excluding depreciation and amortization.”  Any other than temporary unrealized losses are dependant upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost method investments and may or may not recur in future periods.  Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities, including derivatives, and our securities sold short with an obligation to purchase, which were principally recognized by the Opportunities Fund and the DM Fund.  The $2.1 million decrease in our recognized net gains is principally due to lesser gains realized on the sales of two investment limited partnerships in 2006 compared with the gains realized on the sales of two investment limited partnerships in 2005, partially offset by a gain realized on the sale of another cost method investment in 2006 which did not occur in 2005.  All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, or the changes in the value of our investments, as applicable.

As a result of the Redemption, our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.

Gain on Sale of Unconsolidated Businesses

The gain on sale of unconsolidated businesses decreased $9.1 million to $4.0 million for 2006 from $13.1 million for 2005.  This decrease principally reflects (1) a $9.5 million decrease in gains on sales of portions of our investment in Encore and (2) a $1.3 million decrease in non-cash gains from (a) our equity in the net proceeds to both the REIT in 2005 and Encore in 2005 and 2006 from their sales of stock, including shares issued for an Encore business acquisition in 2005 and exercises of stock options, over the portion of our respective carrying values allocable to our decrease in ownership percentages and (b) the final amortization in 2005 of deferred gain on a restricted Encore stock award to a former officer of ours.  In accordance with our accounting policy, we recognize a non-cash gain or loss upon sale by an equity investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee to the extent realization of the gain is reasonably assured.  These decreases were partially offset by a $1.7 million gain on sale of a portion of our cost basis investment in Jurlique in 2006.

Other Income, Net

Other income, net increased $0.8 million, principally due to (1) $1.5 million of costs recognized in 2005 related to our decision not to pursue a certain financing alternative in connection with the RTM Acquisition and (2) $1.4 million of costs incurred in 2005 related to a business acquisition proposal we submitted but was not accepted.  The positive effect of these factors on other income in 2006 were partially offset by (1) $2.1 million of costs recognized in 2006 related to a strategic business alternative that was not pursued, (2) a $0.9 million decrease from the foreign currency transaction and derivatives related to Jurlique from gains of $0.5 million in 2005 to losses of $0.4 million in 2006, (3) a $0.7 million gain recognized in 2005 on lease termination of an underperforming Company-owned restaurant and (4) a $0.3 million recovery in 2005 upon collection of a fully-reserved non-trade note receivable held by a subsidiary which predated our acquisition of that subsidiary.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

Our income (loss) from continuing operations before income taxes and minority interests improved $71.3 million to income of $5.3 million in 2006 from a loss of $66.0 million in 2005.  Both fiscal years reflect the retroactive adjustment of FSP AIR-1.  This improvement is attributed principally to the decrease in certain significant charges in 2006 as compared with 2005, including (1) a $21.7 million decrease in the loss on early extinguishments of debt, reflecting higher charges associated with the Refinancing in 2005 as compared with the charges associated with our Convertible Notes Conversions and Term Loan Prepayments in 2006, (2) a $16.3 million decrease in the loss on settlements of unfavorable franchise rights principally reflecting a $17.0 million loss in 2005 in connection with the RTM Acquisition, (3) a $14.3 million decrease in total share-based compensation, of which $13.7 million was reflected in general and administrative expenses, including $16.4 million of compensation expense in 2005 for the intrinsic value of stock options exercised by the Executives and replaced by us and (4) a $10.2 million decrease in facilities relocation and corporate restructuring charges principally in connection with combining our existing restaurant operations with those of RTM following the RTM Acquisition.  The effects of the other variances are discussed in the captions above.

As discussed above, we recognized deferred compensation expense of $2.2 million in 2005 and $1.7 million in 2006, within general and administrative expenses, for net increases in the fair value of investments in the Deferred Compensation Trusts.  Under GAAP, we were unable to recognize any investment income for unrealized increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the cost method of accounting.  Accordingly, we recognized net investment income from investments in the Deferred Compensation Trusts of $1.8 million in 2005 and net investment losses of $1.0 million in 2006.  The net investment income in 2005 consisted of realized gains from the sale of certain cost method investments in the Deferred Compensation Trusts of $2.0 million, which included increases in value prior to 2005 of $1.6 million, interest income of $0.1 million, less management fees of $0.3 million.  The net investment loss during 2006 consisted of an impairment charge of $2.1 million related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which we deemed to be other than temporary and management fess of less than $0.1 million, less realized gains from the sale of certain cost method investments of $0.6 million, which included increases in value prior to 2006 of $0.4 million, equity in earnings of an equity method investment purchased and sold during 2006 of $0.4 million and interest income of $0.2 million.  The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts reversed in 2007 when previously unrealized gains were recognized upon the transfer of the investments in the Deferred Compensation Trusts to the Executives.

(Provision For) Benefit From Income Taxes

The benefit from income taxes represented an effective rate of 25% in 2005 and the provision for income taxes represented an effective rate of 86% in 2006 on the respective income (loss) from continuing operations before income taxes and minority interests.  The effective benefit rate in 2005 was lower than, and the effective provision rate in 2006 was higher than, the United States Federal statutory rate of 35% principally due to (1) the effect of non-deductible compensation and other non-deductible expenses, (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated subsidiaries which file state tax returns on an individual company basis and (3) in 2005 the non-deductible loss on settlements of unfavorable franchise rights discussed above.  These effects were partially offset by the effect of minority interests in income of consolidated subsidiaries which were not taxable to us but which are not deducted from the pretax income (loss) used to calculate the effective tax rates.  The effects of each of these items on the effective tax and benefit rates were significantly different in 2005 and 2006 due to the relative levels of income (loss) from continuing operations before income taxes and minority interests in each of those years.

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries increased $2.7 million, principally reflecting (1) an increase of $2.6 million due to increased income of Deerfield exclusive of costs discussed below in which we did not participate and (2) an increase of $1.3 million due to the increased participation of investors other than us in increased income of the Opportunities Fund prior to the Redemption on September 29, 2006.  These increases were partially offset by $1.2 million of costs related to a strategic business alternative that was not pursued that were incurred on behalf of and allocated entirely to the minority shareholders of Deerfield and, accordingly, are reflected as a reduction of minority interests in income of consolidated subsidiaries in 2006.

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

Net Loss

Our net loss decreased $44.3 million to $10.9 million in 2006 from $55.2 million in 2005.  This decrease is due to the after-tax and applicable minority interest effects of the variances discussed above.

Liquidity and Capital Resources

Cash Flows From Continuing Operating Activities

Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $20.8 million during 2007 reflecting our net income of $16.1 million and non-cash adjustments for depreciation and amortization of $75.4 million, our share-based compensation of $10.0 million, and straight-line rent, net of $5.9 million, all partially offset by our $40.2 million gain from the Deerfield Sale, $33.5 million of net operating investment adjustments and a deferred income tax benefit of $10.8 million.

In addition, the cash provided by changes in operating assets and liabilities of $3.5 million principally reflects a $15.0 million decrease in accounts and notes receivable due to collections of incentive fees outstanding as of December 31, 2006 in our former asset management segment which did not recur as of December 30, 2007 due to the Deerfield Sale, partially offset by a $7.4 million decrease in accounts payable and accrued expenses and other current liabilities due to (1) decreases in our incentive compensation accruals as a result of the resignation of the Former Executives and other corporate officers and employees as part of the Corporate Restructuring and as a result of weaker than planned performance and (2) amounts related to our former asset management segment included in the gain on the Deerfield Sale, offset by obligations remaining related to the Corporate Restructuring of $12.2 million.

The net operating investment adjustments in 2007 principally reflect $37.8 million of other net recognized gains, net of other than temporary losses, and include realized gains on the sale of our investments of $47.7 million during 2007 offset by other than temporary losses of $9.9 million.  The other than temporary losses included $8.7 million of impairment charges on certain investments in CDOs at our former asset management segment and $1.1 million of impairment charges based on the significant decline in the market value of one of our available-for-sale securities.

We expect positive cash flows from continuing operating activities during 2008 notwithstanding the remaining charges related to the Corporate Restructuring.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was a deficiency of ($36.9) million at December 30, 2007, reflecting a current ratio, which equals current assets divided by current liabilities, of 0.8:1.  Working capital at December 30, 2007 decreased $198.1 million from $161.2 million at December 31, 2006, primarily due to (1) the reclassification of $91.8 million of net current assets in the Equities Account as non-current in connection with our entering into an agreement with the Management Company whereby we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (2) the payment of $72.8 million under the Contractual Settlements and (3) dividends paid of $32.1 million.

Our total capitalization at December 30, 2007 was $1,188.2 million, consisting of stockholders’ equity of $448.9 million and long-term debt of $739.3 million, including current portion.  Our total capitalization at December 30, 2007 decreased $14.2 million from $1,202.4 million at December 31, 2006, as restated for FSP AIR-1, principally reflecting (1) dividends paid of $32.1 million and (2) the components of comprehensive loss that bypass net income of $17.0 million principally reflecting the reclassification of prior period unrealized holding gains into net income upon our sales of available for sale securities, all partially offset by (1) our $16.1 million net income and (2) a $14.7 million net increase in long-term debt, including current portion and notes payable.

Credit Agreement

The Credit Agreement includes the Term Loan with a remaining principal balance of $555.1 million as of December 30, 2007 and a senior secured revolving credit facility of $100.0 million, under which there were no borrowings as of December 30, 2007.  However, the availability under the facility as of December 30, 2007 was $92.3 million, which is net of a reduction of $7.7 million for outstanding letters of credit.  Of the Term Loan balance, including the excess cash flow payment as described below, approximately $18.8 million is due in 2008, $6.2 million in 2009, $7.8 million in 2010, $294.5 million in 2011 and $227.8 million in 2012.  The Term Loan requires prepayments of principal amounts resulting from certain events and from excess cash flow of the restaurant segment as determined under the Credit Agreement, which we refer to as the Excess Cash Flow Payment. The excess cash flow calculation results in a payment of approximately $12.5 million that is due in the first half of 2008.

Sale-Leaseback Obligations

We have outstanding $105.9 million of sale-leaseback obligations as of December 30, 2007, which relate to our restaurant segment and are due through 2028, of which $2.4 million is due in 2008.

Capitalized Lease Obligations

We have outstanding $72.3 million of capitalized lease obligations as of December 30, 2007, which relate to our restaurant segment and extend through 2036, of which $4.4 million is due in 2008.

Other Long-Term Debt

We have outstanding a secured bank term loan payable in 2008 in the amount of $2.2 million as of December 30, 2007.  Additionally, we have outstanding $1.8 million of leasehold notes as of December 30, 2007, which are due through 2018, of which $0.1 million is due in 2008.

Convertible Notes

We have outstanding as of December 30, 2007, $2.1 million of Convertible Notes which do not have any scheduled principal repayments prior to 2023 and are convertible into 52,000 shares of our class A common stock and 105,000 shares of our class B common stock.  The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

In 2006, an aggregate of $172.9 million principal amount of the Convertible Notes was converted or effectively converted into an aggregate of 4,323,000 shares of our class A common stock and 8,645,000 shares of our class B common stock.  In order to induce the effective conversions, we paid negotiated premiums aggregating $9.0 million to some converting noteholders consisting of cash of $5.0 million and 244,000 shares of our class B common stock with an aggregate fair value of $4.0 million based on the closing market price of our class B common stock on the dates of the effective conversions in lieu of cash to certain of those noteholders.

Revolving Credit Facilities

    We have $92.3 million available for borrowing under our restaurant segment’s $100.0 million revolving credit facility as of December 30, 2007, which is net of the reduction of $7.7 million for outstanding letters of credit noted above.  The revolving credit facility expires on July 25, 2011.  In addition, our restaurant segment has a $30.0 million conditional funding commitment for sale-leaseback financing, of which the full amount was available as of December 30, 2007, from a real estate finance company for development and operation of Arby’s restaurants which is cancellable on 60 days notice and expires on July 31, 2008.  Additionally, AFA has $3.5 million available for borrowing under its $3.5 million line of credit.

Debt Repayments and Covenants

Our total scheduled long-term debt and notes payable repayments during 2008 are $27.8 million consisting of $18.7 million under our Term Loans, including the Excess Cash Flow Payment, $4.4 million relating to capitalized leases, $2.4 million relating to sale-leaseback obligations, $2.2 million under our secured bank term loan and $0.1 million under our leasehold notes.

Our Credit Agreement contains various covenants, as amended during 2007 to make them less restrictive, relating to our restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc.  We were in compliance with all of these covenants as of December 30, 2007 and we expect to remain in compliance with all of these covenants during 2008.  As of December 30, 2007 there was $5.0 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities within our restaurant segment or of individual restaurants, which in many cases has not been prepared or reported.  We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant segment for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of December 30, 2007, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  However, none of the lessors has asserted that we are in default of any of those lease agreements.  We do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 30, 2007:

	Fiscal Years
	2008	2009-2010	2011-2012	After 2012	Total
	(In Millions)
Long-term debt (a)	$21.0	$14.3	$522.9	$2.9	$561.1
Sale-leaseback obligations (b)	2.4	6.1	10.1	87.3	105.9
Capitalized lease obligations (b)	4.4	10.1	8.1	49.7	72.3
Operating leases (c)	77.5	138.8	119.4	404.6	740.3
Purchase obligations (d)	24.7	18.5	18.9	35.6	97.7
Severance obligations (e)	11.3	0.7	0.2	-	12.2
Total (f)	$141.3	$188.5	$679.6	$580.1	$1,589.5

(a)	Includes in 2008, the excess cash flow payment of $12.5 million; excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table, and interest.

(b)	Excludes interest; also excludes related sublease rental receipts of $10.8 million on sale-leaseback obligations and $3.6 million on capitalized lease obligations, respectively.

(c)
Represents the future minimum rental obligations, including $37.6 million of unfavorable lease amounts included in “Other liabilities” in our consolidated balance sheet as of December 30, 2007 which will reduce our rent expense in future periods.  Also, these amounts have not been decreased by $50.1 million of related sublease rental obligations due to us.

(d)
Includes (1) an approximate $73.4 million remaining obligation for our Company-owned restaurants to purchase PepsiCo, Inc. beverage products under an agreement to serve PepsiCo beverage products in all of our Company-owned and franchised restaurants, (2) $22.9 million of purchase obligations for expected future capital expenditures and (3) $1.4 million of other purchase obligations.

(e)	Represents severance for two former senior executives and severance and consulting fees with respect to our New York headquarters employees in connection with the Corporate Restructuring.

(f)
Excludes Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which we refer to as “FIN 48”, obligations of $12.3 million.  The Company is unable to predict when, and if, payment of any of this accrual will be required.

Guarantees and Commitments

Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle.  National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of December 30, 2007, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle.  National Propane’s principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of December 30, 2007.  We believe it is unlikely that we will be called upon to make any payments under this indemnity.  Prior to 2005, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest.  Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest.  However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $35.9 million as of December 30, 2007, including $34.5 million associated with the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2005, of our propane business if National Propane required the repurchase.  As of December 30, 2007, we have net operating loss tax carryforwards sufficient to offset substantially all of the remaining deferred taxes.

RTM guarantees the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of December 30, 2007, which we refer to as the Affiliate Lease Guarantees.  The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations.  Our obligation related to 13 additional leases operated by affiliates of RTM was released during 2007 in conjunction with their assignment and/or termination.  In addition, RTM remains contingently liable for 17 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments.  Our obligation related to 4 additional leases that had been sold by RTM prior to the RTM Acquisition was released during 2007 in conjunction with their assignment and/or termination.  All of these lease obligations, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $18.0 million as of December 30, 2007, including approximately $14.0 million under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through December 30, 2007.

During January 2008, we purchased 41 existing franchised Arby’s restaurants for an aggregate net purchase price of approximately $15.0 million, including the payment of approximately $9.2 million of cash and an assumption of approximately $5.8 million of debt.  Prior to the closing of the purchase, we were the sublessor for approximately 27 of the locations that were purchased.

AFA incurred costs in December for a national advertising event which resulted in advertising expenses in excess of dues collected for 2007.  To partially fund the deficit resulting from the December 2007 advertising event, Arby’s prepaid an aggregate of $3.5 million of its 2008 dues to AFA in January 2008.  The prepayment will be recouped by reducing future payments of dues by our restaurant segment to AFA, with the total expected to be recouped before the end of the 2008 third quarter.

Capital Expenditures

    In 2007, cash capital expenditures amounted to $73.0 million and non-cash capital expenditures consisting of capitalized leases and certain sale-leaseback obligations, which we refer to as “Non-Cash Capital Expenditures”, amounted to $14.5 million.  In 2008, we expect that cash capital expenditures will be approximately $56.0 million, and Non-Cash Capital Expenditures will be approximately $33.0 million, and will principally relate to (1) the opening of an estimated 50 new Company-owned restaurants, (2) remodeling some of our existing restaurants and (3) maintenance capital expenditures for our Company-owned restaurants.  We have $22.9 million of outstanding commitments for capital expenditures as of December 30, 2007, of which $15.9 million is expected to be paid in 2008.

Deerfield Sale

On December 21, 2007, we sold our 63.6% capital interest in Deerfield, our former asset management business, to the REIT. The Deerfield Sale resulted in proceeds to us aggregating $134.6 million consisting of (1) 9,629,368 preferred shares, which we refer to as the “Preferred Stock,” of the REIT with an estimated fair value of $88.4 million before expenses of the sale and the amount excluded from the gain as described below and (2) $48.0 million principal amount of senior secured notes of the REIT due 2012, which we refer to as the “REIT Notes,” with an estimated fair value of $46.2 million. The Preferred Stock contains a mandatory redemption feature seven years after their issuance and, as such, are being accounted for as available-for-sale debt securities. The Deerfield Sale resulted in an approximate pretax gain of $40.2 million, net of the $6.9 million unrecognized gain due to our continuing interest in the REIT, and is net of $2.3 million of related fees and expenses. The recorded gain on the date of sale excluded $7.7 million that we could not recognize because of our then approximate 16% continuing interest in Deerfield through our ownership of the Preferred Stock and common stock of the REIT we already owned. As a result of the subsequent distribution of the 1,000,000 REIT common shares previously owned by the Company, our ownership in the REIT decreased to approximately 15% and we recognized $0.8 million of the originally unrecognized gain. The fees and expenses include $0.8 million representing a portion of the additional fees that are attributable to our utilization of Management Company personnel in connection with the provision of services in excess of the amount originally contemplated by the parties under the Services Agreement.  Expenses related to the Deerfield Sale incurred after September 30, 2007 are being paid either by Deerfield or from a $0.3 million fund paid by the REIT to us at closing, as the representative of the sellers. The payment of those expenses remain a liability of ours but should they not be paid by the REIT, we are entitled to be reimbursed for any payments made by us on their behalf.  The proceeds are subject to finalization of a post-closing purchase price adjustment, if any, pursuant to provisions of the Deerfield Sale agreement.

In response to unanticipated credit and liquidity events in 2008, the REIT announced that it is repositioning its investment portfolio to focus on agency only mortgage-backed securities and on fee-based management activities.  In addition, the REIT announced that during the first quarter of 2008, its portfolio was adversely impacted by the further deterioration of the global credit markets and that, as a result, it has sold a significant portion of its mortgage-backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities, all at a net loss of approximately $233.0 million to the REIT.

    We are currently evaluating the impact these changes in the REIT’s investment holdings will have on the fair value and carrying value of our various investments in the REIT.  We continue to monitor the situation in order to determine whether it will be necessary to record future impairment charges with respect to our investments in the REIT.

Dividends

During 2007 we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our class A and class B common stock, respectively, aggregating $32.1 million.  On January 30, 2008, we declared regular quarterly cash dividends of $0.08 and $0.09 per share on our class A common stock and class B common stock, respectively, payable on March 14, 2008 to holders of record on March 1, 2008.  Our board of directors has determined that regular quarterly cash dividends paid on each share of class B common stock will be at least 110% of the regular quarterly cash dividends paid on each share of class A common stock through the first fiscal quarter of 2008, but has not yet made any similar determination beyond that date.  We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  If we pay regular quarterly cash dividends for the remainder of 2008 at the same rate as declared in our 2008 first quarter and do not pay any special cash dividends, our total cash requirement for dividends for all of 2008 would be approximately $32.2 million based on the number of our class A and class B common shares outstanding at February 15, 2008.

Income Taxes

The statute of limitations for examination by the Internal Revenue Service, which we refer to as the IRS, of our Federal income tax return for the year ended December 28, 2003 expired during 2007 and years prior thereto are no longer subject to examination.  Our Federal income tax returns for years subsequent to December 28, 2003 are not currently under examination by the IRS although some of our state income tax returns are currently under examination.   We have received notices of proposed tax adjustments aggregating $4.1 million in connection with certain of these state income tax returns.  However, we have disputed these notices and, accordingly, cannot determine the ultimate amount of any resulting tax liability or any related interest and penalties.

Treasury Stock Purchases

Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A and class B common stock.  We did not make any treasury stock purchases during 2007 and we cannot assure you that we will repurchase any shares under this program in the future.

Universal Shelf Registration Statement

Prior to 2005, the Securities and Exchange Commission declared effective a Triarc universal shelf registration statement in connection with the possible future offer and sale, from time to time, of up to $2.0 billion of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities.  Unless otherwise described in the applicable prospectus supplement relating to any offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt.  We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Cash Requirements

Our consolidated cash requirements for continuing operations for 2008, exclusive of operating cash flow requirements, consist principally of (1) cash capital expenditures of approximately $56.0 million, (2) a maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and class B common stock for treasury under our current stock repurchase program, (3) regular quarterly cash dividends aggregating approximately $32.2 million, (4) scheduled debt principal repayments aggregating $27.8 million, including the Excess Cash Flow Payment, (5) the costs of any business acquisitions, including the $9.2 million cash portion of the purchase price of 41 restaurants purchased in January 2008 and  (6) any additional prepayments under our Credit Agreement.  We anticipate meeting all of these requirements through (1) cash flows from continuing operating activities, (2) borrowings under our restaurant segment’s revolving credit facility of which $92.3 million is unused as of December 30, 2007, (3) the $30.0 million conditional funding commitment for sale-leaseback financing from the real estate finance company, all of which is unused as of December 30, 2007 and (4) proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Legal and Environmental Matters

    In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams Packing were sold in December 1992.  In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the FDEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams Packing’ environmental consultant and during 2004 the work under that plan was completed.  Adams Packing submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams Packing received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams Packing.  Adams Packing sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams Packing the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  We, our consultants and our outside counsel are presently reviewing this option and no decision has been made on a course of action based on the FDEP’s offer.  In January 2008, Adams Packing replied to the FDEP requesting an extension of time to April 30, 2008 to respond to the May 1, 2007 letter while Adams Packing continues to work on potential solutions to the matter.  Nonetheless, based on amounts spent prior to 2006 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams Packing, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $0.7 million as of December 30, 2007.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Application of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among other things, uncertainties for tax, legal and environmental matters, the valuations of some of our investments and impairment of long-lived assets.  We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•
Recognition of income tax benefits and estimated accruals for the resolution of income tax matters which are subject to future examinations of our Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations” in our consolidated balance sheets:

Effective January 1, 2007, we adopted Financial Accounting Standards Board, which we refer to as the FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which we refer to as “FIN 48”.  As a result, we now measure income tax uncertainties in accordance with a two-step process of evaluating a tax position.  We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement.  With the adoption of FIN 48, at January 1, 2007 we recognized an increase in our reserves for uncertain income tax positions of $4.8 million, an increase in our liability for interest of $0.5 million and an increase in our liability for penalties of $0.2 million related to uncertain income tax positions.  These increases were partially offset by an increase in a deferred income tax benefit of $3.2 million.  There was also a reduction in the tax related liabilities of discontinued operations of $0.1 million.  The net effect of all these adjustments was a decrease in retained earnings of $2.2 million.  The Company has unrecognized tax benefits of $13.2 million and $12.3 million at January 1, 2007 and December 30, 2007.

The Company recognizes interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses, excluding depreciation and amortization”.  At January 1, 2007 and December 30, 2007 the Company had $1.8 million and $3.4 million accrued for the payment of interest and $0.2 million and $0.2 million accrued for penalties, both respectively.

Our Federal income tax returns are not currently under examination by the Internal Revenue Service although certain of our state income tax returns are currently under examination.  We believe that adequate provisions have been made for any liabilities, including interest and penalties, that may result from the completion of these examinations.  To the extent uncertain tax positions pertaining to the former beverage businesses that we sold in October 2000 are determined to be less than or in excess of the amounts included in “Current liabilities relating to discontinued operations” in the accompanying consolidated balance sheets, any such material difference will be recorded at that time as a component of gain or loss on disposal of discontinued operations.

•	Reserves which total $0.7 million at December 30, 2007 for the resolution of all of our legal and environmental matters as discussed immediately above under “Legal and Environmental Matters”:

Should the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differ from the reserves we have accrued, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.

•	Valuations of some of our investments:

Our investments in marketable securities are valued principally based on quoted market prices, broker/dealer prices or statements of account received from investment managers which are principally based on quoted market or broker/dealer prices.  Accordingly, we do not anticipate any significant changes from the valuations of these marketable investments.  Our other investments accounted for under the cost method are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or broker/dealer prices.  To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we rely on unobservable inputs (that are not corroborated by observable market data) that reflect assumptions market participants would use in pricing the investment.  These inputs are subjective and thus subject to estimates which could change significantly from period to period.  Those changes in estimates in these cost investments would be recognized only to the extent of losses which are deemed to be other than temporary.  The total carrying value of the cost investments not valued based on quoted market or broker/dealer prices was approximately $4.2 million as of December 30, 2007.  In addition, we have an $8.5 million cost investment in Jurlique, an Australian company not publicly traded, for which we currently believe the carrying amount is recoverable as a result of the sale during 2006 of a portion of our investment in Jurlique at a higher valuation than that reflected in the carrying value.  We also have $1.3 million of non-marketable cost investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are principally in start-up enterprises for which we currently believe the carrying amount is recoverable.

Our investment in the preferred stock of the REIT received in connection with the Deerfield Sale is currently non-marketable; however, it is mandatorily redeemable in seven years from issuance. We value that investment, less the unrecognized portion of the gain due to our continuing ownership in the REIT, based on the quoted market price of the common shares of the REIT into which those preferred shares are convertible on a one-for-one basis upon approval by the REIT common shareholders.  The REIT filed a preliminary Form S-3 with the Securities and Exchange Commission in January 2008 in order to register the preferred shares it issued in connection with the Deerfield Sale. We anticipate that the REIT’s shareholders will approve the conversion of the preferred stock into common stock at a shareholder meeting during the first quarter of 2008.

•	Provision for uncollectible notes receivable:

                The repayment of the $48.0 million principal amount of notes receivable due in 2012 received in connection with the Deerfield Sale and the payment of related interest are dependent on the cash flow of the REIT including Deerfield.  The REIT’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt and its activities also include the asset management business of Deerfield. Among the factors that may affect the REIT’s ability to continue to pay the notes receivable and related interest is the current dislocation in the sub-prime mortgage sector and the current weakness in the broader financial market, both of which could adversely affect the REIT and one or more of its lenders, which could result in increases in its borrowing costs, reductions in its liquidity and reductions in the value of its investments in its portfolio, all of which could reduce cash flows and may result in an impairment charge or a provision for uncollectible notes receivable.  In initially determining the fair value of those notes, we made estimates of the projected future cash flows of the REIT, including Deerfield, which indicated that the notes and related interest would be collectible.

•	Provisions for unrealized losses on certain investments deemed to be other than temporary:

We review all of our investments that have unrealized losses for any that we might deem other than temporary.  The losses we have recognized were deemed to be other than temporary due to declines in the market value of or liquidity problems associated with specific securities.  This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss.  This process is subjective and subject to estimation.  In determining whether an investment has suffered an other than temporary loss, we consider such factors as the length of time the carrying value of the investment was below its market value, the severity of the decline, the investee’s financial condition and the prospect for future recovery in the market value of the investment, including our ability and intent to hold the investments for a period of time sufficient for a forecasted recovery.  The use of different judgments and estimates could affect the determination of which securities suffered an other than temporary loss and the amount of that loss.  We have aggregate unrealized holding losses on our available-for-sale marketable securities of $11.1 million almost solely related to the REIT Preferred Stock, as of December 30, 2007 which, if not recovered, may result in the recognition of future losses.  Also, should any of our investments accounted for under the cost method totaling approximately $14.0 million experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses.  We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses of $1.5 million, $4.1 million and $9.9 million during 2005, 2006 and 2007, respectively.  As such, recoveries in the value of investments, if any, and to the extent they remain in our portfolio after the Deerfield Sale, will not be recognized in income until the investments are sold.

•	Provisions for impairment of goodwill and long-lived assets:

As of December 30, 2007, our goodwill of $468.8 million relates entirely to our restaurant segment, of which $451.2 million is associated with the Company-owned restaurant operating unit with the balance associated with our franchising unit.  We test the goodwill of each of our Company-owned restaurant and restaurant franchising business reporting units for impairment annually.  We recognize a goodwill impairment charge, if any, for any excess of the net carrying amount of the respective goodwill over the implied fair value of the goodwill.  The implied fair value of the goodwill is determined in the same manner as the existing goodwill was determined substituting the fair value for the cost of the reporting unit.  The fair value of each reporting unit has been estimated to be the present value of the anticipated cash flows associated with that reporting unit.  The recoverability of the goodwill in 2005, 2006 and 2007 was based on estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit.  Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize goodwill impairment charges in future years.  Further, fair value of the reporting unit can be determined under several different methods, of which discounted cash flows is one alternative.  Had we utilized an alternative method, the amount of any potential goodwill impairment charge might have differed significantly from the amounts as determined.  Based upon our analyses of the fair values of our reporting units, we did not record any goodwill impairment in 2005, 2006 or 2007.

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If that review indicates an asset may not be recoverable based upon forecasted, undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset.  The fair value is estimated to be the present value of the associated cash flows.  Our critical estimates in this review process include the anticipated future cash flows of each of our Company-owned restaurants used in assessing the recoverability of their respective long-lived assets. We recognized related impairment losses of $1.9 million, $5.5 million and $7.0 million in 2005, 2006 and 2007, respectively, of which $0.9 million, $3.6 million and $1.8 million of the losses in 2005, 2006 and 2007, respectively, related to long-lived assets of certain restaurants which were determined to not be fully recoverable.  Of the remaining losses, $0.5 million, $0.4 million and $0.8 million in 2005, 2006 and 2007, respectively, related to the TJ Cinnamons brand.  In addition, $0.5 million, $1.5 million and $1.4 million of the losses in 2005, 2006 and 2007, respectively, related to the write-off of the value of asset management contracts.   The remaining loss in 2007 consisted of a $3.0 million write-off of an internally developed financial model that our asset management segment did not use and was subsequently sold.  The fair values of the impaired assets were estimated to be the present value of the anticipated cash flows associated with each affected Company-owned restaurant, the trademark and the asset management contracts.  Those estimates are or were subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.  Further, fair value of the long-lived assets can be determined under several different methods, of which discounted cash flows is one alternative.  Had we utilized an alternative method, the amounts of the respective impairment charges might have differed significantly from the charges reported.  As of December 30, 2007, the remaining net carrying value of the Company-owned restaurant long-lived assets were $474.1 million.  We no longer have any asset management contracts following the Deerfield Sale. The Company-owned restaurant long-lived assets could require testing for impairment should future events or changes in circumstances indicate they may not be recoverable.

Our estimates of each of these items historically have been adequate.  Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

Inflation and Changing Prices

We believe that inflation did not have a significant effect on our consolidated results of operations during 2005, 2006 and 2007 since inflation rates generally remained at relatively low levels.

Seasonality

Our continuing operations are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter.  Prior to the Deerfield Sale, our asset management business was not directly affected by seasonality, but our asset management revenues generally were higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to the Funds which were based upon performance and were recognized when the amounts became fixed and determinable upon the close of a performance period. As discussed above in “Asset Management and Related Fees” under “Results of Operations—2007 Compared with 2006,” we experienced a decrease in the level of our incentive fees during 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which we refer to as SFAS 157.  SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability.  The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability.  SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption.  The FASB has issued several proposed FASB Staff Positions, which we refer to as FSPs, that give further guidance related to SFAS 157; however, none of these FSPs have been finalized at this time.  The FASB has issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, ” which we refer to as FSP FAS 157-1, which states that SFAS 157 does not apply under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” which we refer to as SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In addition, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which we refer to as FSP FAS 157-2.  FAS 157-2 defers the application of FAS 157 to nonfinancial assets and nonfinancial liabilities, as defined, for those items that are recognized or disclosed at fair value in an entity’s financial statement on a recurring basis which is defined as at least annually, until our 2009 fiscal year.  SFAS 157 is, with some limited exceptions, to be applied prospectively and is effective commencing with our first fiscal quarter of 2008 ,with the exception of the areas under which exemptions to or deferrals of the application of certain aspects of FAS 157 have been granted by the FSPs mentioned above.  Our adoption of SFAS 157 in the first quarter of 2008 will not result in any change in the methods we use to measure the fair value of those financial assets and liabilities we currently hold that require measurement at fair value.  We will, however, be required to present the expanded fair value disclosures of SFAS 157, as amended by the FSP FAS 157-2, commencing in the first quarter of 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which we refer to as SFAS 159.  SFAS 159 does not mandate but permits the measurement of many financial instruments and certain other items at fair value in order to provide reporting entities the opportunity to mitigate volatility in reported earnings, without having to apply complex hedge accounting provisions, caused by measuring related assets and liabilities differently.  SFAS 159 will require the reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 will also require expanded disclosures related to its application.  SFAS 159 is effective commencing with our first fiscal quarter of 2008.  We do not expect to elect the fair value option described in SFAS 159 for financial instruments and certain other items upon its initial adoption. We will, however, adopt the provisions of SFAS 159 which relate to the amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities in the first quarter of 2008.  These provisions of SFAS 159 require separate presentations of the fair value of available for sale securities and trading securities.  In addition, cash flows from trading security transactions will be classified based on the nature and purpose for which the securities were acquired.  We do not expect that adopting these provisions will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations,” which we refer to as SFAS141(R), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which we refer to as SFAS 160.  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired regardless of percentage being acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs and (3) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.  Together these statements are not currently expected to have a significant impact on our consolidated financial statements, with the exception of the effect from the application of SFAS 160 on certain of our historical consolidated financial statements whereby minority interests in consolidated subsidiaries, which are currently reported as a liability, will be reclassified as a component of stockholders’ equity.  A significant impact may, however, result from any future business acquisitions.  The amounts of such impact will depend upon the nature and terms of such future acquisitions, if any.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows.  We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows.  As of December 30, 2007 our long-term debt, including current portion, aggregated $739.3 million and consisted of $557.2 million of variable-rate debt, $178.2 million of capitalized lease and sale-leaseback obligations and $3.9 million of fixed-rate debt.  At December 30, 2007, we have $555.1 million of term loan borrowings outstanding under a variable-rate senior secured term loan facility due through 2012.  The term loan currently bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25%.  In connection with the terms of the related credit agreement, we have three interest rate swap agreements that fix the LIBOR component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount until September 30, 2008, October 30, 2008 and October 30, 2008, respectively.  The expiration of these interest rate swap agreements during 2008 could have a material impact on our interest expense; however, we cannot determine any potential impact at this time because it is dependent on (1) our entry into future swap agreements and (2) the direction and magnitude of any changes in the variable interest rate environment.  The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income (loss) component of stockholders’ equity in our accompanying consolidated balance sheet to the extent of the effectiveness of these hedges.  There was no ineffectiveness from these hedges through December 30, 2007.  If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations.  In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $2.2 million principal amount was outstanding as of December 30, 2007 and is due in 2008, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%.  We did not have any interest rate cap agreements outstanding as of December 30, 2007.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.  See below for a discussion of how we manage this risk.

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

Equity Market Risk

Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns.  Our primary exposure to equity price risk relates to our investments in equity securities, investment limited partnerships and similar investment entities and equity derivatives.  Our board of directors has established certain policies and procedures governing the type and relative magnitude of investments we may make.  We have a capital and investment committee that is comprised of the Chairman and Vice Chairman of our Board of Directors and our Chief Executive Officer, which supervises the investment of certain funds not currently required for our operations.  It has delegated the discretionary authority to our Chief Executive Officer to make certain investment decisions.  Any decisions which the Chief Executive Officer cannot make within his authority must be made by the committee or the Board of Directors.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. As of December 30, 2007, our primary exposure to foreign currency risk related to our cost-method investment in Jurlique International Pty Ltd., an Australian company which we refer to as Jurlique.  On July 5, 2007 the put and call arrangement whereby we had limited the overall foreign currency risk on our investment in Jurlique matured.  In connection with the maturity, we made a net payment of $1.3 million.  We currently have exposure to foreign currency risk related to our entire remaining investment in Jurlique, which has a carrying value of $8.5 million.  To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities and a total return swap with respect to a foreign equity security.  The fixed payment reflected in the total return swap is denominated in the same foreign currency as the underlying security thereby also mitigating the foreign currency risk.  We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations.  We also have a relatively limited amount of exposure to (1) investments in one foreign subsidiary and (2) export revenues and related receivables denominated in foreign currencies, both of which are subject to foreign currency fluctuations.  Our foreign subsidiary exposures relate to administrative operations in Canada and our export revenue exposures relate to royalties earned from Arby’s franchised restaurants in Canada.  Foreign operations and foreign export revenues for both of the years ended December 31, 2006 and December 30, 2007 together represented only 4%, of our total franchise revenues and represented less than 1% of our total revenues.  Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 31, 2006 and December 30, 2007 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

Our overall market risk as of December 30, 2007 includes the investments which we received in connection with the Deerfield Sale as well as the investments in accounts, which we refer to collectively as the Equities Account, that are managed by a management company formed by certain former executives, which we refer to as the “Management Company.”

At December 30, 2007, as a result of the Deerfield Sale, we hold approximately 9.6 million shares of convertible preferred stock of the REIT with a carrying value of approximately $70.4 million, which we refer to as the REIT Preferred Stock, approximately $46.2 million in senior secured notes of the REIT, which we refer to as the REIT Notes and, and approximately 206,000 shares of common stock of the REIT, which we refer to as the REIT Common Stock, with a carrying value of approximately $1.9 million. On an as-if converted basis, these investments would represent approximately 14.7% of the REIT’s outstanding common stock. As of December 30, 2007, the aggregate carrying value of our investment in REIT is approximately $118.5 million. Our investment in the REIT Preferred Stock is currently non-marketable; however, it is mandatorily redeemable in seven years from issuance.  We value the REIT Preferred Stock based on the quoted market price of the REIT common stock into which it is convertible.  If those shares should decline in value other than on a temporary basis, which would relate to our investment in both the REIT Preferred Stock and the REIT Common Stock, then in the reporting period in which it is determined that the decline is other than temporary all or a portion of the decline would be required to be included in our results of operations and cash flow.  The payment of the REIT Notes and related interest are dependent on the cash flow of the REIT. The REIT’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt.  Among the factors that may affect the REIT’s ability to pay the REIT Notes and related interest are the current dislocation in the mortgage sector and the current weakness in the broader financial market, both of which could adversely affect the REIT and one or more of their lenders, which could result in increases in their borrowing costs, reductions in their liquidity and reductions in the value of the investments in their portfolio, all of which could reduce the REIT’s cash flow.  That, in turn, could result in an impairment charge by us or a provision by us for uncollectible notes receivable.

Our Equities Account investments are primarily in underperforming companies which the Management Company believes provide opportunity for increases in fair value and in cash equivalents.  In order to partially mitigate the exposure of the portfolio to market risk, the Management Company employs a hedging program which utilizes a put option on a market index.  In December 2005 we invested $75.0 million in the Equities Account, and in April 2007, as part of the agreements with the Former Executives, we entered into an agreement under which the Management Company will continue to manage the Equities Account until at least December 31, 2010, we will not withdraw our investment from the Equities Account prior to December 31, 2010 and, beginning January 1, 2008, we will pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments.  The Equities Account is invested principally in the equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $99.3 million as of December 30, 2007.  As of December 30, 2007, the derivatives held in our Equities Account investment portfolio consisted of (1) a put option on a market index, (2) a total return swap on an equity security and (3) put and call option combinations on equity securities.  We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

We balanced our exposure to overall market risk in 2006 by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns.  In addition, through September 29, 2006 we had an investment in a multi-strategy hedge fund, the Opportunities Fund, which was managed by a then subsidiary of ours, and was consolidated by us with minority interests to the extent of participation by investors other than us.  As a result of the effective redemption on September 29, 2006 of our investment in the Opportunities Fund, we no longer consolidated the accounts of this fund subsequent to that date, and therefore no longer bore the associated risks as of September 30, 2006.

We maintain investment holdings of various issuers, types and maturities.  As of December 31, 2006 and December 30, 2007, these investments were classified in our consolidated balance sheets as follows (in thousands):

	Year-End
	2006	2007
Cash equivalents included in “Cash” in our consolidated balance sheets	$124,455	$60,466
Current restricted cash equivalents	9,059	-
Short-term investments	122,118	2,608
Investment settlements receivable	16,599	252
Non-current restricted cash equivalents	1,939	45,295
Non-current investments	60,197	141,909
	$334,367	$250,530

Certain liability positions related to investments included in “Accrued expenses” in 2006 and “Other liabilities” in 2007:
Investment settlements payable	$(12)
Derivatives in liability positions	(160)	$(310)
	$(172)	$(310)

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund money market accounts, cash in interest-bearing brokerage and bank accounts and commercial paper of high credit-quality entities.

At December 31, 2006 our investments were classified in the following general types or categories (in thousands):

			Carrying Value
Type	At Cost	At Fair Value (a)	Amount	Percent
Cash equivalents (b)	$124,455	$124,455	$124,455	37%
Investment settlements receivable	16,599	16,599	16,599	5%
Current and non-current restricted cash equivalents	10,998	10,998	10,998	3%
Investments accounted for as:
Available-for-sale securities (c)	79,642	101,762	101,762	31%
Trading securities	272	273	273	-%
Non-current investments held in deferred compensation trusts accounted for at cost	13,409	22,718	13,409	4%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	24,812	38,856	24,812	8%
Other current and non-current investments accounted for at:
Cost	14,386	17,687	14,386	4%
Equity	20,289	34,684	24,639	7%
Fair value	2,997	3,034	3,034	1%
Total cash equivalents and long investment positions	$307,859	$371,066	$334,367	100%
Certain liability positions related to investments:
Investment settlements payable	$(12)	$(12)	$(12)	N/A
Derivatives in liability positions	(2)	(160)	(160)	N/A
	$(14)	$(172)	$(172)

(a)	There was no assurance at December 30, 2006 that we would have been able to sell certain of these investments at these amounts.
(b)	Included $1.9 million of cash equivalents held in deferred compensation trusts
(c)
Fair value and carrying value included $8.2 million of preferred shares of CDOs, which, if sold, would have required us to use the proceeds to repay our related notes payable of $4.6 million.  Those amounts also included $15.4 million of unrealized gain with respect to an investment in one thinly-traded equity security.

At December 30, 2007 our investments were classified in the following general types or categories (in thousands):

			Carrying Value
Type	At Cost	At Fair Value (a)(b)	Amount	Percent
Cash equivalents	$60,466	$60,466	$60,466	24%
Investment settlements receivable	252	252	252	-%
Current and non-current investments accounted for as available-for-sale securities (c)	124,587	121,054	121,055	48%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	2,085	2,342	2,085	1%
Other current and non-current investments accounted for at:
Cost	11,908	16,456	11,908	5%
Equity	1,888	1,651	1,862	1%
Fair value	5,936	7,607	7,607	3%
Non-current restricted cash equivalents	45,295	45,295	45,295	18%
Total cash equivalents and long investment positions	$252,417	$255,123	$250,530	100%
Certain liability positions related to investments:
Derivatives in liability positions	$-	$(310)	$(310)	N/A

(a)	There can be no assurance that we would be able to sell certain of these investments at these amounts.
(b)
Includes fair value of $48.1 million of non-current available-for-sale securities, $7.6 million non-current investment derivatives, $0.3 million non-current cost investments, $43.4 million of the restricted cash equivalents net of $0.3 million non-current derivatives in liability positions that are being managed in the Equities Account by the Management Company until at least December 31, 2010.

(c)
In addition to the Equities Account information included in footnote (b), non-current investments accounted for as available-for-sale securities includes $70.4 million of the carrying and fair value of REIT Preferred Stock, net of unrecognized gain.

Our marketable securities are reported at fair market value and are classified and accounted for as “available-for-sale” or “trading securities” with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or as a component of net income or loss.  Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost.  Derivative instruments unrealized holding gains or losses, net of income taxes, are reported as a component of net income or loss.  Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold.  Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees.  Our investments accounted for under the equity method consist of a non-current investment in the common stock of the REIT in both fiscal 2006 and 2007 and included Encore in 2006 and 2007 until we disposed of substantially all of our interest in May 2007. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.  The cost-basis component of investments reflected in the tables above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at December 31, 2006 and December 30, 2007 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

The following tables reflect the estimated market risk exposure as of December 31, 2006 and December 30, 2007 (we have no trading securities in our investments as of December 30, 2007) based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

	Year-End 2006
	Carrying Value	Equity Price Risk
Equity securities	$273	$(27)
Trading derivatives in liability positions	(2)	(3)

The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% adverse change in the equity markets in which we are invested from their levels at December 31, 2006 with all other variables held constant.

Other Than Trading Purposes:

	Year-End 2006
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$124,455	$(2)
Investment settlements receivable	16,599	-
Restricted cash equivalents	10,998	-
Available-for-sale equity securities	77,710	-	$(7,771)
Available-for-sale preferred shares of CDOs	14,903	(1,344)	-	$(73)
Available-for-sale debt mutual fund	9,149	(229)	-	-
Investment in Jurlique	8,504	-	(850)	(603)
Other investments	71,776	(2,199)	(5,209)	(149)
Interest rate swaps in an asset position	2,570	(3,252)	-	-
Foreign currency put and call arrangement in a net liability position	(449)	-	-	(935)
Investment settlements payable	(12)	-	-	-
Put and call option combinations on equity securities	(158)	-	(1,300)	-
Notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations	(576,972)	(24,646)	-	-
	Year-End 2007
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$60,466
Investment settlements receivable	252
Restricted cash equivalents – non-current	45,295
Available-for-sale securities:
Equities Account – restricted	48,068		$(4,807)
REIT Preferred Stock	70,378		(7,038)
Other	2,608		(261)
Investment in Jurlique	8,504		(850)	$(850)
Investment derivatives in the Equities Account:
Put option on market index	4,900		(2,936)	-
Total return swap on an equity security	2,187		(2,371)	(219)
Put and call option combinations on equity securities	520		(1,381)	-
Other investments	7,352	$(25)	(710)	(18)
Interest rate swaps in an asset position	116	(506)		-
REIT Note receivable	46,219	(480)	-	-
Interest rate swaps in a liability position	(360)	(900)	-	-
Put and call option combinations on equity securities	(310)	-	(2,414)	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations	(561,081)	(20,600)	-	-

The sensitivity analysis of financial instruments held at December 31, 2006 and December 30, 2007 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at December 31, 2006 and December 30, 2007, respectively, and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the tables above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

In addition, we have not included the potential effect of the credit risk associated with the collectability of the REIT Note Receivable which is dependent on the cash flow of the REIT. The future cash flows of the REIT may be affected by the current dislocation in the mortgage sector and the current weakness in the broader financial market.

Our investments in debt securities with interest rate risk had a range of remaining maturities and, for purposes of this analysis, were assumed to have weighted average remaining maturities as follows:

	As of December 31, 2006		As of December 30, 2007
	Range	Weighted Average	Range	Weighted Average
Cash equivalents (a)	10 days	10 days	-	-
CDOs underlying preferred shares	2 years – 15 years	5 years	-	-
Debt mutual fund	1 day – 33 years	2 ½ years	-	-
Debt securities included in other investments (principally held by investment limited partnerships and similar investment entities)	(b)	10 years	(b)	10 years

(a)	Excludes money market funds and interest-bearing brokerage bank accounts.
(b)	Information is not available for the underlying debt investments of these entities.

The interest rate risk for each of these investments in debt securities reflects the impact on our results of operations.  Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. Our cash equivalents and restricted cash equivalents included $60.5 million and $45.3 million, respectively, as of December 30, 2007 of interest-bearing accounts which are designed to maintain a stable value.

As of December 31, 2006 and December 30, 2007, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $573.7 million and $557.2 million, respectively, of variable-rate notes payable and long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations.  Our variable-rate notes payable and long-term debt outstanding as of December 31, 2006 and December 30, 2007 had a weighted average remaining maturity of approximately five years and four years, respectively.  However, as discussed above under “Interest Rate Risk,” we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt.  The interest rate risk of our variable-rate debt presented in the tables above exclude the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements and the written call option all decrease, but not necessarily by the same amount in the case of the written call option and related interest rate swap agreement.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and embedded written call option and on our financial position and, with respect to the interest rate swap agreement with the embedded written call option which was not designated as a cash flow hedge, also our results of operations.  We only have $3.9 million of fixed-rate debt as of December 30, 2007 for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

The foreign currency risk presented for our investment in Jurlique as of December 31, 2006 excludes the portion of risk that was hedged by the foreign currency put and call arrangement that matured in 2007.  For investments in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in “Other investments” in the tables above, the decrease in the equity markets and the change in foreign currency were assumed for this analysis to be other than temporary.  To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk.  The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

Item 8. Financial Statements and Supplementary Data.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
GLOSSARY OF DEFINED TERMS
December 30, 2007

Defined Term	Footnote Where Defined
2005 REIT Offering	(8)	Investments
2005 Restricted Shares	(1)	Summary of Significant Accounting Policies
2006 Restricted Shares	(17)	Share-Based Compensation
2007 Restricted Shares	(17)	Share-Based Compensation
2007 Trusts	(18)	Facilities Relocation and Corporate Restructuring
280 BT	(1)	Summary of Significant Accounting Policies
401(k) Plans	(25)	Retirement Benefit Plans
Adams	(1)	Summary of Significant Accounting Policies
Additional Deferred Compensation Trusts	(28)	Transactions with Related Parties
AFA	(1)	Summary of Significant Accounting Policies
AFA Agreement	(24)	Variable Interest Entities
Affiliate Lease Guarantees	(27)	Guarantees and Other Commitments and Contingencies
AmeriGas Eagle	(27)	Guarantees and Other Commitments and Contingencies
AmeriGas Propane	(27)	Guarantees and Other Commitments and Contingencies
APIC Pool	(1)	Summary of Significant Accounting Policies
Arby's	(1)	Summary of Significant Accounting Policies
Arby's Restaurant	(1)	Summary of Significant Accounting Policies
ARG	(1)	Summary of Significant Accounting Policies
As Adjusted Data	(3)	Business Acquisitions and Dispositions
Asset Management	(30)	Business Segments
Bank Term Loan	(11)	Long-Term Debt
Bank Term Loan Swap Agreement	(11)	Long-Term Debt
Beverage Discontinued Operations	(23)	Discontinued Operations
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Capitalized Lease Obligations	(11)	Long-Term Debt
Carrying Value Difference	(1)	Summary of Significant Accounting Policies
CDOs	(1)	Summary of Significant Accounting Policies
CERCLIS	(29)	Legal and Environmental Matters
CEO	(17)	Share-Based Compensation
Class A Common Shares	(1)	Summary of Significant Accounting Policies
Class A Common Stock	(1)	Summary of Significant Accounting Policies
Class A Options	(17)	Share-Based Compensation
Class B Common Shares	(1)	Summary of Significant Accounting Policies
Class B Common Stock	(1)	Summary of Significant Accounting Policies
Class B Options	(17)	Share-Based Compensation
Class B Units	(17)	Share-Based Compensation
Company	(1)	Summary of Significant Accounting Policies
Contractual Settlements	(18)	Facilities Relocation and Corporate Restructuring
Convertible Notes	(4)	Income (Loss) Per Share
Convertible Notes Conversions	(11)	Long-Term Debt
Corporate Restructuring	(18)	Facilities Relocation and Corporate Restructuring
Cost Investments	(1)	Summary of Significant Accounting Policies
Cost Method	(1)	Summary of Significant Accounting Policies
Credit Agreement	(11)	Long-Term Debt
Debt Refinancing	(11)	Long-Term Debt
Deerfield	(1)	Summary of Significant Accounting Policies
Deerfield Capital	(1)	Summary of Significant Accounting Policies
Deerfield Equity Interests	(1)	Summary of Significant Accounting Policies
Deerfield Sale	(1)	Summary of Significant Accounting Policies
Deerfield Severance Agreement	(28)	Transactions with Related Parties
Deferred Compensation Trusts	(28)	Transactions with Related Parties
Depreciation and Amortization	(30)	Business Segments
DM Fund	(1)	Summary of Significant Accounting Policies
EBITDA	(30)	Business Segments
Encore	(8)	Investments
Equities Account	(8)	Investments
Equity Funds	(28)	Transactions with Related Parties
Equity Interests	(1)	Summary of Significant Accounting Policies
Equity Investments	(1)	Summary of Significant Accounting Policies
Equity Method	(1)	Summary of Significant Accounting Policies
Equity Plans	(17)	Share-Based Compensation
Executive Officers	(27)	Guarantees and Other Commitments and Contingencies
Executive Option Replacement	(17)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Fair Value Derivatives	(1)	Summary of Significant Accounting Policies
FDEP	(29)	Legal and Environmental Matters
FIN 48	(1)	Summary of Significant Accounting Policies
Former Executives	(17)	Share-Based Compensation
Former Senior Officers	(17)	Share-Based Compensation
Foundation	(28)	Transactions with Related Parties
FSP AIR-1	(1)	Summary of Significant Accounting Policies
Funds	(1)	Summary of Significant Accounting Policies
GAAP	(1)	Summary of Significant Accounting Policies
Helicopter Interests	(28)	Transactions with Related Parties
Incentive Fee Shares	(8)	Investments
Indemnification	(27)	Guarantees and Other Commitments and Contingencies
Iron Curtain	(1)	Summary of Significant Accounting Policies
IRS	(15)	Income Taxes
Jurl	(1)	Summary of Significant Accounting Policies
Jurlique	(8)	Investments
K12	(28)	Transactions with Related Parties
Lease Guarantees	(27)	Guarantees and Other Commitments and Contingencies
Leasehold Notes	(11)	Long-Term Debt
LIBOR	(3)	Business Acquisitions and Dispositions
Management Company	(28)	Transactions with Related Parties
Management Company Employees	(28)	Transactions with Related Parties
National Propane	(1)	Summary of Significant Accounting Policies
Net Exercise Features	(17)	Share-Based Compensation
Opportunities Fund	(1)	Summary of Significant Accounting Policies
Other Than Temporary Losses	(1)	Summary of Significant Accounting Policies
Package Options	(17)	Share-Based Compensation
Payment Obligations	(18)	Facilities Relocation and Corporate Restructuring
Pepsi	(27)	Guarantees and Other Commitments and Contingencies
Principals	(28)	Transactions with Related Parties
Profit Interests	(17)	Share-Based Compensation
Propane Discontinued Operations	(23)	Discontinued Operations
REIT	(1)	Summary of Significant Accounting Policies
REIT Common Stock	(1)	Summary of Significant Accounting Policies
REIT Notes	(3)	Business Acquisitions and Dispositions
REIT Preferred Stock	(1)	Summary of Significant Accounting Policies
REIT Restricted Shares	(8)	Investments
REIT Stock Purchasers	(28)	Transactions with Related Parties
Replacement Options	(17)	Share-Based Compensation
Repurchase Agreements	(5)	Short-Term Investments and Certain Liability Positions
Restaurant Discontinued Operations	(23)	Discontinued Operations
Restaurants	(30)	Business Segments
Restricted Investments	(8)	Investments
Restricted Shares	(1)	Summary of Significant Accounting Policies
Revolving Note	(11)	Long-Term Debt
RTM	(1)	Summary of Significant Accounting Policies
RTM Acquisition	(3)	Business Acquisitions and Dispositions
RTM Options	(17)	Share-Based Compensation
Rollover	(1)	Summary of Significant Accounting Policies
SAB 108	(1)	Summary of Significant Accounting Policies
Sale-Leaseback Obligations	(11)	Long-Term Debt
SEC	(1)	Summary of Significant Accounting Policies
Separation Date	(18)	Facilities Relocation and Corporate Restructuring
SEPSCO	(1)	Summary of Significant Accounting Policies
SEPSCO Discontinued Operations	(23)	Discontinued Operations
Services Agreement	(28)	Transactions with Related Parties
SFAS	(1)	Summary of Significant Accounting Policies
SFAS 123	(1)	Summary of Significant Accounting Policies
SFAS 123(R)	(1)	Summary of Significant Accounting Policies
SFAS 133	(1)	Summary of Significant Accounting Policies
SFAS 141(R)	(1)	Summary of Significant Accounting Policies
SFAS 142	(1)	Summary of Significant Accounting Policies
Short Sales	(5)	Short-Term Investments and Certain Liability Positions
Special Committee	(28)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Sublease	(28)	Transactions with Related Parties
Swap Agreements	(11)	Long-Term Debt
Sybra	(1)	Summary of Significant Accounting Policies
Sybra Acquisition	(1)	Summary of Significant Accounting Policies
Syrup	(27)	Guarantees and Other Commitments and Contingencies
TDH	(1)	Summary of Significant Accounting Policies
Term Loan	(11)	Long-Term Debt
Term Loan Prepayments	(11)	Long-Term Debt
Term Loan Swap Agreements	(11)	Long-Term Debt
Triarc	(1)	Summary of Significant Accounting Policies
Year-End 2006	(1)	Summary of Significant Accounting Policies
Year-End 2007	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Triarc Companies, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 17 to the consolidated financial statements, effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.  As discussed in Note 1 and Note 16 to the consolidated financial statements, effective December 31, 2006, the Company elected application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes and FASB Staff Position No. AUG-AIR-1, Accounting for Planned Major Maintenance Activities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

	December 31,	December 30,
	2006	2007
ASSETS
Current assets:
Cash (including cash equivalents of $124,455 and $60,466) (Note 6)	$148,152	$78,116
Restricted cash equivalents (Note 7)	9,059	-
Short-term investments (Note 5)	122,118	2,608
Investment settlements receivable	16,599	252
Accounts and notes receivable (Notes 6 and 28)	43,422	27,358
Inventories (Note 6)	10,019	11,067
Deferred income tax benefit (Note 15)	18,414	24,921
Prepaid expenses and other current assets (Note 13)	23,987	25,932
Total current assets	391,770	170,254
Restricted cash equivalents (Note 7)	1,939	45,295
Notes receivable from related party (Note 3)	-	46,219
Investments (Notes 8 and 13)	60,197	141,909
Properties (Notes 6 and 19)	488,484	504,874
Goodwill (Notes 3 and 9)	521,055	468,778
Other intangible assets (Notes 9 and 19)	70,923	45,318
Deferred income tax benefit (Note 15)	-	4,050
Deferred costs and other assets (Note 6)	26,081	27,870
	$1,560,449	$1,454,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable (Note 10)	$4,564
Current portion of long-term debt (Note 11)	18,118	$27,802
Accounts payable (Note 6)	48,595	54,297
Accrued expenses and other current liabilities (Notes 6 and 13)	150,045	117,785
Current liabilities relating to discontinued operations (Note 23)	9,254	7,279
Total current liabilities	230,576	207,163
Long-term debt (Note 11)	701,916	711,531
Deferred income	11,563	10,861
Deferred compensation payable to related parties (Note 28)	35,679	-
Deferred income taxes (Note 15)	15,532	-
Minority interests in consolidated subsidiaries (Notes 3 and 6)	14,225	958
Other liabilities (Notes 13, 15, 25, 26 and 27)	73,145	75,180
Commitments and contingencies (Notes 2, 11, 15, 25, 26, 27, 28 and 29)
Stockholders’ equity (Note 16):
Class A common stock, $.10 par value; shares authorized: 100,000,000; shares issued: 29,550,663	2,955	2,955
Class B common stock, $.10 par value; shares authorized: 150,000,000; shares issued: 63,656,233 and 64,024,957	6,366	6,402
Additional paid-in capital	311,609	291,122
Retained earnings	185,726	167,267
Common stock held in treasury	(43,695)	(16,774)
Accumulated other comprehensive income (loss)	14,852	(2,098)
Total stockholders’ equity	477,813	448,874
	$1,560,449	$1,454,567

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 1,	December 31,	December 30,
	2006	2006	2007
Revenues:
Net sales	$570,846	$1,073,271	$1,113,436
Franchise revenues	91,163	82,001	86,981
Asset management and related fees	65,325	88,006	63,300
	727,334	1,243,278	1,263,717
Costs and expenses:
Cost of sales, excluding depreciation and amortization (Note 26)	417,975	778,592	815,180
Cost of services, excluding depreciation and amortization	24,816	35,277	25,183
Advertising and promotions (Note 24)	43,472	78,619	79,270
General and administrative, excluding depreciation and amortization (Notes 17, 25, 26 and 28)	205,086	235,776	205,375
Depreciation and amortization, excluding amortization of deferred financing costs (Notes 9, 19 and 28)	36,670	66,227	73,322
Facilities relocation and corporate restructuring (Note 18)	13,508	3,273	85,417
Loss on settlements of unfavorable franchise rights (Note 3)	17,170	887	263
Gain on sale of consolidated business (Note 3)	-	-	(40,193)
	758,697	1,198,651	1,243,817
Operating profit (loss)	(31,363)	44,627	19,900
Interest expense (Notes 10, 11, 13 and 15)	(68,789)	(114,088)	(61,331)
Insurance expense related to long-term debt	(2,294)	-	-
Loss on early extinguishments of debt (Note 12)	(35,809)	(14,082)	-
Investment income, net (Notes 20 and 28)	55,336	80,198	52,201
Gain (loss) on sale of unconsolidated businesses (Note 21)	13,068	3,981	(314)
Other income (expense), net (Note 22)	3,879	4,696	(1,042)
Income (loss) from continuing operations before income taxes and minority interests	(65,972)	5,332	9,414
(Provision for) benefit from income taxes (Note 15)	16,277	(4,612)	8,354
Minority interests in income of consolidated subsidiaries	(8,762)	(11,523)	(2,682)
Income (loss) from continuing operations	(58,457)	(10,803)	15,086
Income (loss) from discontinued operations, net of income taxes (Note 23):
Income (loss) from operations	-	(412)	-
Gain (loss) on disposal	3,285	283	995
Income (loss) from discontinued operations	3,285	(129)	995
Net income (loss)	$(55,172)	$(10,932)	$16,081

Basic and diluted income (loss) per share (Note 4):
Class A common stock:
Continuing operations	$(.84)	$(.13)	$.15
Discontinued operations	.05	-	.01
Net income (loss)	$(.79)	$(.13)	$.16
Class B common stock:
Continuing operations	$(.84)	$(.13)	$.17
Discontinued operations	.05	-	.01
Net income (loss)	$(.79)	$(.13)	$.18

See accompanying notes to consolidated financial statements.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

								Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Deferred Compensation Payable in Common Stock	Unearned Compensation/ Note Receivable from Non-Executive Officer	Unrealized Gain on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance as reported at January 2, 2005	$2,955	$5,910	$128,096	$337,415	$(227,822)	$54,457	$(1,350)	$4,339	$(6)	$(37)	$(818)	$303,139
Cumulative effect of change in accounting for aircraft maintenance (Note 16)	-	-	-	2,319	-	-	-	-	-	-	-	2,319
Balance, as adjusted, at January 2, 2005	2,955	5,910	128,096	339,734	(227,822)	54,457	(1,350)	4,339	(6)	(37)	(818)	305,458
Comprehensive Income (loss):
Net loss	-	-	-	(55,172)	-	-	-	-	-	-	-	(55,172)
Net unrealized gains on available-for-sale securities (Note 5)	-	-	-	-	-	-	-	37	-	-	-	37
Net unrealized gains on cash flow hedges (Note 13)	-	-	-	-	-	-	-	-	2,054	-	-	2,054
Net change in currency translation adjustment	-	-	-	-	-	-	-	-	-	82	-	82
Unrecognized pension loss (Note 25)	-	-	-	-	-	-	-	-	-	-	(200)	(200)
Comprehensive loss												(53,199)
Common stock issued from treasury in connection with the acquisition of RTM Restaurant Group (“RTM”) (Note 3)	-	-	63,723	-	81,542	-	-	-	-	-	-	145,265
Grant of stock options in connection with the acquisition of RTM (Note 17)	-	-	5,310	-	-	-	(1,183)	-	-	-	-	4,127
Cash dividends	-	-	-	(22,503)	-	-	-	-	-	-	-	(22,503)
Share-based compensation expense (Note 17)	-	-	16,979	-	-	-	13,076	-	-	-	-	30,055
Common stock issued upon exercises of stock options (Note 17)	-	-	(21,187)	-	25,210	-	-	-	-	-	-	4,023
Common stock received for exercise of stock options (Note 17)	-	-	16,523	-	(16,523)	-	-	-	-	-	-	-
Common stock issued for deferred compensation payable in common stock (Note 28)	-	-	-	-	54,457	(54,457)	-	-	-	-	-	-
Common stock withheld as payment for withholding taxes on capital stock transactions (Note 17)	-	-	-	-	(47,063)	-	-	-	-	-	-	(47,063)
Grant of restricted stock (Note 17)	-	-	11,602	-	-	-	(11,602)	-	-	-	-	-
Grant of equity interests in subsidiaries (Note 17)	-	-	10,880	-	-	-	(10,880)	-	-	-	-	-
Tax benefit from capital stock transactions	-	-	33,680	-	-	-	-	-	-	-	-	33,680
Note receivable from non-executive officer assumed in the acquisition of RTM (Note 28)	-	-	-	-	-	-	(519)	-	-	-	-	(519)
Other	-	-	(836)	-	20	-	(164)	-	-	-	-	(980)
Balance at January 1, 2006	$2,955	$5,910	$264,770	$262,059	$(130,179)	$-	$(12,622)	$4,376	$2,048	$45	$(1,018)	$398,344

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(In Thousands)

							Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Unearned Compensation/Note Receivable from Non-Executive Officer	Unrealized Gain on Available- for-Sale Securities	Unrealized Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at January 1, 2006	$2,955	$5,910	$264,770	$262,059	$(130,179)	$(12,622)	$4,376	$2,048	$45	$(1,018)	$398,344
Cumulative effect of unrecorded adjustments from prior years (Note 16)	-	-	-	5,190	-	-	-	-	-	-	5,190
Balance, as adjusted, at January 1, 2006	2,955	5,910	264,770	267,249	(130,179)	(12,622)	4,376	2,048	45	(1,018)	403,534
Comprehensive income (loss):
Net loss	-	-	-	(10,932)	-	-	-	-	-	-	(10,932)
Net unrealized gains on available-for-sale securities (Note 5)	-	-	-	-	-	-	8,977	-	-	-	8,977
Net unrealized gains on cash flow hedges (Note 13)	-	-	-	-	-	-	-	189	-	-	189
Net change in currency translation adjustment	-	-	-	-		-	-	-	(92)	-	(92)
Recovery of unrecognized pension loss (Note 25)	-	-	-	-	-	-	-	-	-	327	327
Comprehensive loss											(1,531)
Common stock issued upon conversion and effective conversion of convertible notes (Notes 11 and 16)	-	163	71,460	-	106,195	-	-	-	-	-	177,818
Cash dividends	-	-	-	(70,040)	-	-	-	-	-	-	(70,040)
Accrued dividends on nonvested restricted stock (Note 17)	-	-	-	(551)	-	-	-	-	-	-	(551)
Reversal of unearned compensation (Notes 8 and 17)	-	-	(12,103)	-	-	12,103	-	-	-	-	-
Share-based compensation expense (Note 17)	-	-	15,889	-	-	-	-	-	-	-	15,889
Common stock issued upon exercises of stock options (Note 17)	-	1,139	(149,340)	-	156,797	-	-	-	-	-	8,596
Common stock received or withheld for exercise of stock options (Note 17)	-	(646)	162,348	-	(161,702)	-	-	-	-	-	-
Common stock issued upon vesting of restricted stock (Note 17)	-	-	(2,758)	-	2,758	-	-	-	-	-	-
Common stock withheld as payment for withholding taxes on capital stock transactions (Note 17)	-	(200)	(38,776)	-	(17,600)	-	-	-	-	-	(56,576)
Collection of note receivable from non-executive officer (Note 28)	-	-	-	-	-	519	-	-	-	-	519
Other	-	-	119	-	36	-	-	-	-	-	155
Balance at December 31, 2006	$2,955	$6,366	$311,609	$185,726	$(43,695)	$-	$13,353	$2,237	$(47)	$(691)	$477,813

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 31, 2006	$2,955	$6,366	$311,609	$185,726	$(43,695)	$13,353	$2,237	$(47)	$(691)	$477,813
Cumulative effect of change in accounting for uncertainty in income taxes (Note 15)	-	-	-	(2,275)	-	-	-	-	-	(2,275)
Balance as adjusted at December 31, 2006	2,955	6,366	311,609	183,451	(43,695)	13,353	2,237	(47)	(691)	475,538
Comprehensive income (loss):
Net income	-	-	-	16,081	-	-	-	-	-	16,081
Net unrealized gains (losses) on available-for-sale securities (Note 5)	-	-	-	-	-	(15,457)	-	-	-	(15,457)
Net unrealized gains (losses) on cash flow hedges (Note 13)	-	-	-	-	-	-	(2,392)	-	-	(2,392)
Net change in currency translation adjustment	-	-	-	-	-	-	-	736	-	736
Recovery of unrecognized pension loss (Note 25)	-	-	-	-	-	-	-	-	163	163
Comprehensive loss										(869)
Cash dividends	-	-	-	(32,117)	-	-	-	-	-	(32,117)
Accrued dividends on nonvested restricted stock granted during 2005 (Note 17)	-	-	-	(90)	-	-	-	-	-	(90)
Accrued dividends on nonvested restricted stock granted in 2006 (Note 17)	-	-	-	(58)	-	-	-	-	-	(58)
Share-based compensation expense (Note 17)	-	-	9,990	-	-	-	-	-	-	9,990
Common stock issued upon exercises of stock options (Note 17)	-	33	(2,197)	-	3,534	-	-	-	-	1,370
Common stock received or withheld for exercise of stock options (Note 17)	-	(15)	1,962	-	(1,947)	-	-	-	-	-
Common stock issued upon vesting or issuance, as applicable, of restricted stock (Note 17)	-	23	(8,005)	-	7,982	-	-	-	-	-
Common stock withheld as payment for withholding taxes on capital stock transactions (Note 17)	-	(5)	(682)	-	(4,108)	-	-	-	-	(4,795)
Other adjustments	-	-	(21,555)	-	21,460	-	-	-	-	(95)
Balance at December 30, 2007	$2,955	$6,402	$291,122	$167,267	$(16,774)	$(2,104)	$(155)	$689	$(528)	$448,874

See accompanying notes to consolidated financial statements

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year-Ended
	January 1,	December 31,	December 30,
	2006	2006	2007
Cash flows from continuing operating activities:
Net income (loss)	$(55,172)	$(10,932)	$16,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization of properties	27,965	52,876	57,462
Amortization of other intangible assets and certain other items	8,705	13,351	15,860
Amortization of deferred financing costs and original issue discount	2,905	2,111	2,038
Write-off of previously unamortized deferred financing costs and original issue discount on early extinguishments of debt	4,772	5,010	-
Share-based compensation provision	30,251	15,928	10,016
Straight-line rent accrual	3,726	6,294	5,888
Minority interests in income of consolidated subsidiaries	8,762	11,523	2,682
Equity in undistributed (earnings) losses of investees	(1,713)	(2,725)	2,096
Deferred compensation provision	2,296	1,720	1,000
(Gain) loss on sale of unconsolidated businesses	(13,068)	(3,981)	314
Gain on sale of consolidated business	-	-	(40,193)
Operating investment adjustments, net (see below)	(544,814)	574,393	(33,525)
Deferred income tax benefit	(16,788)	(14)	(10,777)
Payment of withholding taxes relating to share-based compensation	(49,943)	(56,576)	(4,795)
Unfavorable lease liability recognized	(2,447)	(5,419)	(4,360)
(Income) loss from discontinued operations	(3,285)	129	(995)
Receipt (recognition) of deferred vendor incentive, net	-	5,828	(990)
Other, net	(878)	(2,543)	(466)
Deferred asset management fees recognized	(3,838)	(2,406)	-
Charge for common stock issued to induce effective conversions of convertible notes	-	4,023	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	(8,256)	2,771	15,022
(Increase) decrease in inventories	(1,554)	1,072	(987)
Increase in prepaid expenses and other current assets	(7,491)	(2,719)	(3,123)
Increase (decrease) in accounts payable and accrued expenses and other current liabilities	33,692	(7,663)	(7,444)
Net cash provided by (used in) continuing operating activities (A)	(586,173)	602,051	20,804
Cash flows from continuing investing activities:
Capital expenditures	(35,390)	(80,250)	(72,990)
Cost of business acquisitions less cash acquired of $7,606 and equity consideration of $149,392 in 2005	(198,193)	(2,886)	(4,094)
Proceeds from dispositions	3,484	8,081	2,734
Decrease in cash related to the sale of a consolidated business	-	-	(15,104)
Costs of potential business acquisition	-	-	(2,017)
Investment activities, net (see below)	508,324	(426,653)	51,531
Collection of notes receivable	5,000	931	2,516
Transfers from restricted cash equivalents collateralizing long-term debt	30,547	-	-
Other, net	2,678	(3,668)	(2,500)
Net cash provided by (used in) continuing investing activities	316,450	(504,445)	(39,924)
Cash flows from continuing financing activities:
Proceeds from issuance of term loan in connection with the RTM Acquisition	620,000	-	-
Proceeds from issuance of other long-term debt and notes payable	10,981	25,876	23,060
Proceeds from exercises of stock options	4,023	8,596	1,370
Repayments of long-term debt in connection with the RTM Acquisition	(480,355)	-	-
Repayments of other long-term debt and notes payable	(38,295)	(76,721)	(24,505)
Dividends paid	(22,503)	(70,040)	(32,117)
Net contributions from (distributions to) minority interests in consolidated subsidiaries	23,828	(39,932)	(13,494)
Deferred financing costs	(13,262)	-	(4,517)
Net cash provided by (used in) continuing financing activities	104,417	(152,221)	(50,203)
Net cash used in continuing operations	(165,306)	(54,615)	(69,323)
Net cash provided by (used in) discontinued operations:
Operating activities	(319)	(73)	(713)
Investing activities	473	-	-
	154	(73)	(713)
Net decrease in cash and cash equivalents	(165,152)	(54,688)	(70,036)
Cash and cash equivalents at beginning of year	367,992	202,840	148,152
Cash and cash equivalents at end of year	$202,840	$148,152	$78,116

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In Thousands)

	Year-Ended
	January 1,	December 31,	December 30,
	2006	2006	2007
Detail of cash flows related to investments:
Operating investment adjustments, net:
Proceeds from sales of trading securities and net settlements of trading derivatives	$2,006,404	$7,411,584	$6,017
Cost of trading securities purchased	(2,541,328)	(6,832,255)	(230)
Net recognized (gains) losses from trading securities, derivatives and short positions in securities	993	262	(3,686)
Other net recognized gains, net of other than temporary losses	(12,207)	(6,702)	(37,812)
Other	1,324	1,504	2,186
	$(544,814)	$574,393	$(33,525)
Investing investment activities, net:
Payments to cover short positions in securities	$(2,373,062)	$(8,943,610)	$-
Proceeds from securities sold short	2,690,299	8,624,893	-
Proceeds from sales of (payments under) repurchase agreements, net	506,124	(521,356)	-
Proceeds from sales and maturities of available-for-sale securities and other investments	160,293	169,524	161,857
Cost of available-for-sale securities and other investments purchased	(147,542)	(91,105)	(76,029)
(Increase) decrease in restricted cash collateralizing securities obligations	(327,788)	335,001	(34,297)
	$508,324	$(426,653)	$51,531
Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$62,991	$119,968	$57,309
Income taxes, net of refunds	$2,353	$1,265	$5,455
Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$36,671	$97,946	$87,456
Amounts representing capitalized lease and certain sales-leaseback obligations	(1,281)	(17,696)	(14,466)
Capital expenditures paid in cash	$35,390	$80,250	$72,990

(A)
Net cash used in continuing operating activities for the year ended January 1, 2006 reflects the significant net purchases of trading securities and net settlements of trading derivatives, which were principally funded by net proceeds from securities sold short and net proceeds from sales of repurchase agreements.  Net cash provided by continuing operating activities for the year ended December 31, 2006 reflects the significant net sales of trading securities and net settlements of trading derivatives, the proceeds from which were principally used to cover short positions in securities and make payments under repurchase agreements.  All of these purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these consolidated financial statements.  Triarc Companies, Inc. (collectively with its subsidiaries, the “Company”) effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions, effective September 29, 2006.  Accordingly, the Company no longer consolidates the cash flows of the Opportunities Fund subsequent to September 29, 2006.  Under accounting principles generally accepted in the United States of America, the net sales (purchases) of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from (payments to cover) securities sold short and the net sales of (payments under) repurchase agreements are reported in continuing investing activities.

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

Due to their non-cash nature, the following transactions are not reflected in the respective consolidated statements of cash flows (amounts in whole shares and dollars):

On July 25, 2005, the Company completed the acquisition of substantially all of the equity interests or the assets of the entities comprising RTM Restaurant Group (“RTM”) for a total consideration of $365,175,000, including a post-closing adjustment of $1,600,000 paid in fiscal 2007, and including related expenses of $17,366,000 and before reduction for loss on settlement of unfavorable franchise rights of $17,024,000.  The purchase price for RTM, less cash and equity consideration resulted in a net use of the Company’s cash of $194,697,000, which does not include $3,496,000 of cash for other restaurant acquisitions, in 2005 and $1,600,000, which does not include $4,142,000 of cash for other restaurant acquisitions, in 2007.  In conjunction with this acquisition, liabilities, excluding the effect of the post-closing adjustment, were assumed as follows (in thousands):

Fair value of assets acquired, excluding cash acquired of $7,592	$805,994
Net cash paid	(194,697)
Equity consideration (stock issued and stock options granted)	(149,392)
Other non-cash adjustments	5,130
Liabilities assumed	$467,035

See Note 3 for further disclosure of this acquisition.

During 2004, the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer of the Company (the “Former Executives”) exercised an aggregate 3,250,000 stock options, each of which was exercisable for a package (the “Package Options”) of one share of class A common stock and two shares of class B common stock under the Company’s equity plans and paid the exercise prices utilizing shares of the Company’s class B common stock effectively owned by the Former Executives for more than six months at the dates the options were exercised.  These exercises resulted in aggregate deferred gains to the Former Executives of $44,297,000, represented by 1,334,323 shares of class A common stock and 2,668,630 shares of class B common stock based on the market prices at the dates of exercises.  All such shares were held in two deferred compensation trusts until their release in December 2005.  The aggregate resulting non-cash obligation of $44,297,000 was reported in the “Deferred compensation payable in common stock” component of “Stockholders’ equity” in the accompanying consolidated statement of stockholders’ equity for the year ended January 2, 2005.  On December 29, 2005 the Company accelerated the delivery of all of the shares held in the two deferred compensation trusts to the Former Executives.  As a result of this acceleration, $54,457,000 of “Deferred compensation payable in common stock,” including $10,160,000 from deferred gains recorded prior to December 29, 2003, was satisfied with an offsetting reduction in “Common stock held in treasury” during the year ended January 1, 2006.  See Note 28 for further disclosure of these transactions.

In connection with the accelerated delivery of shares from the deferred compensation trusts disclosed in the paragraph above as well as the delivery of shares upon the exercise of stock options during 2005, principally including the Former Executives, the exercise prices were paid utilizing an aggregate of 298,823 and 766,043 shares of the Company’s class A and class B common stock, respectively, held by them and effectively owned by them for more than six months at the dates the options were exercised.  The aggregate fair value of the shares tendered of $16,523,000 was recorded within “Stockholders’ Equity” as a charge to “Common stock held in treasury” with an equal offsetting increase in “Additional paid-in capital.”  In addition, during 2005, the Company withheld from delivery to the Former Executives an aggregate of 1,059,957 and 1,954,908 shares of the Company’s class A and class B common stock, respectively, to satisfy minimum statutory withholding taxes in connection with the accelerated delivery of shares from the deferred compensation trusts referred to above and the delivery of shares upon the Former Executives’ exercise of stock options.  The aggregate fair value of the shares withheld of $47,063,000, based on the closing market prices of the Company’s class A and class B common shares on the dates of the respective transactions, was recorded within “Stockholders’ equity” as a charge to “Common stock held in treasury” with an equal offsetting increase in “Accrued expenses and other current liabilities” representing the amount of the withholding taxes that the Company was required to pay.  See notes 16, 17 and 28 for further disclosure of certain of these transactions.

On March 14, 2005, the Company granted certain officers and key employees 149,155 and 731,411 contingently issuable performance-based restricted shares of class A common stock and class B common stock (the “2005 Restricted Shares”), respectively, under one of its equity plans.  The 2005 Restricted Shares vest or vested ratably over three years, subject to meeting, in each case, certain increasing class B common stock market price targets.  An aggregate of 49,718 and 99,437 restricted shares of class A common stock and 243,305 and 482,307 restricted shares of class B common stock each in 2006 and 2007, respectively, vested and the aggregate fair value of the shares vested of $2,758,000 and $7,982,000 in 2006 and 2007, respectively, was recorded within “Stockholders’ equity” as a charge to “Additional paid-in capital” with an equal offsetting credit in “Common stock held in treasury.”  The remaining 5,799 unissued restricted shares of class B common stock were cancelled.  See notes 16 and 17 for further disclosure of this transaction.

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

Triarc Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

On December 14, 2006 the Company amended all outstanding stock options under its equity plans to permit optionees to pay both the exercise price and applicable minimum statutory withholding taxes by having the Company withhold shares that would have been issued to the optionee upon exercise.  During 2006 the Company withheld from delivery to employees of the Company an aggregate of 1,720,342 and 6,466,015 shares of the Company’s class A and class B common stock, respectively, to pay the exercise price related to the exercise of stock options.  The aggregate fair value of the shares withheld of $162,348,000 was recorded within “Stockholders’ equity,” consisting of charges of $161,702,000 to “Common stock held in treasury” and $646,000 to “Class B common stock,” both with an equal offsetting increases in “Additional paid-in capital.”

In connection with the exercise of stock options and the vesting of the 2005 Restricted Shares, during 2006, the Company withheld from delivery to employees of the Company, an aggregate of 763,519 and 2,087,442 shares of the Company’s class A and class B common stock, respectively, to satisfy minimum statutory withholding taxes in connection with the delivery of shares upon the exercise of stock options and the vesting of Restricted Shares.  The aggregate fair value of the shares withheld of $56,576,000 was recorded within “Stockholders’ equity” consisting of charges of $38,776,000 to “Additional paid-in capital,” $17,600,000 to “Common stock held in treasury” and $200,000 to “Class B common stock,” all with an equal offsetting increase in “Accrued expenses and other current liabilities,” representing the fair value of the shares withheld for taxes.  See notes 16, 17 and 28 for further disclosure of these transactions.

In connection with the exercise of stock options and the vesting of the 2005 Restricted Shares during 2007, the Company withheld from delivery to employees of the Company, an aggregate of 1,150 and 281,175 shares of the Company’s class A and class B common stock, respectively, to satisfy minimum statutory withholding taxes in connection with the delivery of shares upon the exercise of stock options and the vesting of Restricted Shares.  The aggregate fair value of the shares withheld of $4,794,000 was recorded within “Stockholders’ equity” consisting of charges of $682,000 to “Additional paid-in capital,” $4,108,000 to “Common stock held in treasury” and $5,000 to “Class B common stock,” all with an equal offsetting increase in “Accrued expenses and other current liabilities,” representing the fair value of the shares withheld for taxes.  See notes 16, 17 and 28 for further disclosure of these transactions.

On December 21, 2007, the Company completed the sale of Deerfield & Company, LLC, its former asset management business, to Deerfield Capital Corp. (formerly known as Deerfield Triarc Capital Corp.), a real estate investment trust (the “REIT”), resulting in proceeds aggregating $134,608,000 consisting of (1) 9,629,368 preferred shares of the REIT with a then estimated fair value of $88,398,000 and (2) $47,986,000 principal amount of Series A Senior Secured Notes of the REIT due in December 2012 with an estimated fair value of $46,211,000.  The sale resulted in a use of cash of $15,104,000, of which $13,609,000 relates to cash and cash equivalents included in the asset management business at the time of the sale and $1,495,000 relates to fees and expenses paid.  See Note 3 for further discussion of this sale.

See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2007

(1) Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Triarc Companies, Inc. (“Triarc” and, collectively with its subsidiaries, the “Company”) and its subsidiaries during the periods they were owned by the Company.  The principal subsidiary of the Company as of December 30, 2007 is Arby’s Restaurant Group, Inc. (“ARG”).  ARG is a wholly-owned subsidiary that owns Arby’s, LLC (“Arby’s”), Sybra, LLC (“Sybra”) and Arby’s Restaurant, LLC (“Arby’s Restaurant”) and Sybra and Arby’s Restaurant own the entities comprising the RTM Restaurant Group (“RTM”), which was acquired by the Company on July 25, 2005. Deerfield & Company, LLC (“Deerfield”) was also a principal subsidiary of the Company until it was sold (the “Deerfield Sale”) on December 21, 2007.  As of January 3, 2005, the Company owned, through Triarc Deerfield Holdings, LLC (“TDH”), a then wholly owned subsidiary, a 63.6% capital interest and a 61.5% profits interest in Deerfield.  Deerfield owns Deerfield Capital Management LLC (“Deerfield Capital”).  On November 10, 2005, pursuant to an equity arrangement approved by the Company, certain members of Triarc’s then current management subscribed for equity interests (the “Deerfield Equity Interests”) in TDH, each of which consisted of a capital interest portion and a profits interest portion.  The Deerfield Equity Interests had the effective result of reducing the Company’s 61.5% interest in the profits of Deerfield to as low as 52.3%, depending on the level of Deerfield profits (see Note 17).  As defined in the TDH equity arrangement, the Deerfield Sale is an event of dissolution.  As a result, TDH will be liquidated and its remaining assets distributed during 2008 to its members as calculated in accordance with the equity arrangement.  The consolidated financial statements also include the accounts of Deerfield Opportunities Fund, LLC (the “Opportunities Fund”) through the date of the Company’s effective redemption of its investment on September 29, 2006 and the DM Fund, LLC (the “DM Fund”) which commenced on March 1, 2005 and in which the Company owned a 67% capital interest prior to the redemption of its investment on December 31, 2006. The Company’s other subsidiaries as of December 30, 2007 that are referred to in these notes to consolidated financial statements include National Propane Corporation (“National Propane”); SEPSCO, LLC (“SEPSCO”); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. (“Adams”); Madison West Associates Corp. which owns 80.1% of 280 BT Holdings LLC (“280 BT”); and Jurl Holdings, LLC (“Jurl”) (see Note 17).  Effective October 3, 2005, the Company also consolidates AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which the Company has voting interests of less than 50%, but with respect to which the Company is deemed to be the primary beneficiary under accounting principles generally accepted in the United States of America (“GAAP”) (see Note 24).  In addition, the Company consolidates 30 local advertising cooperatives for which the Company has a greater than 50% voting interest.  All intercompany balances and transactions have been eliminated in consolidation.  See Note 3 for further disclosure of the acquisition and disposition referred to above.

Fiscal Year

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  However, Deerfield, the Opportunities Fund and the DM Fund reported on a calendar year ending on December 31 through their respective sale or redemption dates.  The Company’s 2005, 2006 and 2007 fiscal years each contained 52 weeks.  Such periods are referred to herein as (1) “the year ended January 1, 2006” or “2005,” which commenced on January 3, 2005 and ended on January 1, 2006 except that (a) RTM is included commencing July 26, 2005 and (b) Deerfield, the Opportunities Fund and, commencing March 1, 2005, the DM Fund are included on a calendar year basis, (2) “the year ended December 31, 2006” or “2006” which commenced on January 2, 2006 and ended on December 31, 2006 except that (a) Deerfield and the DM Fund are included on a calendar year basis and (b) the Opportunities Fund is included from January 1, 2006 through its September 29, 2006 redemption date and (3) “the year ended December 30, 2007” or “2007” which commenced on January 1, 2007 and ended on December 30, 2007 except that Deerfield is included from January 1, 2007 through its December 21, 2007 sale date.  December 31, 2006 and December 30, 2007 are referred to herein as “Year-End 2006” and “Year-End 2007,” respectively.  All references to years and year-ends herein relate to fiscal years rather than calendar years except with respect to Deerfield, the Opportunities Fund and the DM Fund as disclosed above.

Cash Equivalents

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash equivalents principally consist of cash in bank money market and mutual fund money market accounts, cash in interest-bearing brokerage and bank accounts and commercial paper of high credit-quality entities.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Investments

Short-Term Investments

Short-term investments include (1) debt securities and marketable equity securities with readily determinable fair values,  (2) other short-term investments that are not readily marketable, including investments in limited partnerships and similar investment entities, (3) through the date of the Deerfield Sale, preferred shares of collateralized debt obligation vehicles (“CDOs”) for which the Company acted as collateral manager and (4) short-term derivative instruments.  The Company’s debt and marketable equity securities are classified and accounted for either as “available-for-sale” or “trading”, as appropriate, and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income or included as a component of net income, respectively.  The Company uses the specific identification method to determine the cost or the amount reclassified out of accumulated other comprehensive income (loss) into earnings or losses of securities sold for all marketable securities, as applicable.  Other short-term equity investments that are not readily marketable consist entirely of investments in which the Company does not have significant influence over the investees (“Cost Investments”).  Cost Investments are accounted for under the cost method (the “Cost Method”).  Through the Deerfield Sale, the investments in preferred shares of CDOs were considered financial assets subject to prepayment, were accounted for similar to debt securities as described above and were classified as available-for-sale securities.  Interest income was accreted on the preferred shares of CDOs over the respective estimated lives of the CDOs primarily using the effective yield method.  Derivative instruments are carried at fair value and, to the extent they are held in trading portfolios, are accounted for similar to, and classified as, trading securities.

See Note 5 for further disclosure of the Company’s short-term investments.

Non-Current Investments

    The Company’s non-current investments consist of (1) the investments included in brokerage accounts being managed by a management company (see Note 8 and Note 28) (2) investments in Deerfield Capital Corp. (formerly known as Deerfield Triarc Capital Corp.), a real estate investment trust (the “REIT”) which include preferred stock issued by the REIT (see Note 3) (the “REIT Preferred Stock”) and investments in the common stock of the REIT (the “REIT Common Stock”) in which the Company has significant influence over the operating and financial policies of the investee (“Equity Investments”) which are accounted for in accordance with the equity method (the “Equity Method”), (3) Cost Investments which are accounted for under the Cost Method and (4) through the date of the Deerfield Sale, unvested restricted stock and stock option investments in the REIT, that were received by the Company for acting as the REIT’s investment manager.  The Company’s investment in the REIT Common Stock is accounted for on the Equity Method.  Under the Equity Method each such investment is reported at cost plus the Company’s proportionate share of the income or loss or other changes in stockholders’ equity of each such investee since its acquisition or through the date of vesting for restricted stock in the REIT.  The Company’s consolidated results of operations include such proportionate share of income or loss.  The restricted stock and stock options were recorded at fair value and the unvested portion was adjusted for any subsequent changes in their fair value.  The value of the REIT Preferred Stock, which is currently non-marketable, is based on the quoted market price of the common shares of the REIT into which they are mandatorily convertible.
See Note 8 for further disclosure of the Company’s non-current investments.

Equity Investments

The difference, if any, between the carrying value of the Company’s Equity Investments and its underlying equity in the net assets of each investee (the “Carrying Value Difference”) is accounted for as if the investee were a consolidated subsidiary.  For acquisitions of Equity Investments prior to December 31, 2001, any Carrying Value Difference was amortized on a straight-line basis over 15 years. Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  Accordingly, for acquisitions of Equity Investments after December 30, 2001, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary.  To the extent the Carrying Value Difference represents goodwill, it is not amortized.  Where the Carrying Value Difference represents an excess of the Company’s interest in the underlying net assets of an investee over the carrying value of the Company’s Equity Investment, such excess is allocated as a reduction of the Company’s proportionate share of certain assets of the investee with any unallocable portion recognized in results of operations.

Securities Sold With an Obligation to Purchase

Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income or loss.  As of December 31, 2006 and December 30, 2007, there were no such securities.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase for fixed amounts at specified future dates, which were entered into by the Opportunities Fund, are considered collateralized financing transactions and were recorded at the contractual amounts required to settle the liabilities with the resulting interest expense included as a component of net income or loss.  As of December 31, 2006 and December 30, 2007, there were no such securities.

All Investments

The Company reviews its investments in which the Company has unrealized losses and recognizes an investment loss as a component of net income for any such unrealized losses deemed to be other than temporary (“Other Than Temporary Losses”) with a corresponding permanent reduction in the cost basis component of the investments.  With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the net unrealized gain or a decrease in the net unrealized loss on the available-for-sale investments component of “Comprehensive income (loss).”  For investments other than preferred shares of CDOs, the Company considers such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. For preferred shares of CDOs, the Company considered, through the date of the Deerfield Sale, whether there had been any adverse change in the estimated cash flows of the investments in the CDOs as well as the prospect for future recovery, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery.

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

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization.  Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties:  1 to 15 years for office and restaurant equipment, 3 to 15 years for transportation equipment, 7 to 30 years for buildings and 7 to 20 years for owned site improvements.  Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company believes it is reasonably assured of exercising.

Amortization of Intangibles and Deferred Costs

Goodwill, representing the costs in excess of net assets of acquired companies, is not amortized but is reviewed for impairments.

Asset management contracts, through the date of the Deerfield Sale, were amortized on the straight-line basis over their estimated lives of 5 to 27 years for CDO contracts and 15 years for contracts under which the Company managed investment funds.

Other intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles:  the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases; 20 years for reacquired rights under franchise agreements; 1 to 5 years for costs of computer software; 15 years for trademarks and distribution rights; and 3 to 8 years for non-compete agreements.

Deferred financing costs and original issue debt discount are amortized as interest expense over the lives of the respective debt using the interest rate method.

See Note 9 for further information with respect to the Company’s intangible assets.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Impairments

Goodwill

The Company reviews its goodwill for impairment at least annually.  The amount of impairment, if any, in goodwill is measured by the excess, if any, of the net carrying amount of the goodwill over its implied fair value.

Although the Company reports its Company-owned restaurants and its franchising of restaurants as one business segment and acquired Sybra and RTM with the expectation of strengthening and increasing the value of its Arby’s brand, its Company-owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under SFAS 142.  Accordingly, goodwill is tested for impairment at the Company-owned restaurant level based on its separate cash flows independent of the Company’s strategic reasons for owning restaurants.  The reporting unit for Company-owned restaurants includes the restaurants acquired in both the December 2002 acquisition of Sybra, Inc. (the “Sybra Acquisition”) and the acquisition of RTM (see Note 3).

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

Derivative Instruments

The Company’s derivative instruments, excluding those that may be settled in its own stock and therefore not subject to the guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are recorded at fair value (the “Fair Value Derivatives”).  Changes in fair value of the Fair Value Derivatives that have been designated as cash flow hedging instruments are included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of stockholders’ equity to the extent of the effectiveness of such hedging instruments.  Any ineffective portion of the change in fair value of the designated hedging instruments is included in the consolidated statements of operations.  Changes in fair value of the Fair Value Derivatives that have not been designated as hedging instruments are included in the consolidated statements of operations.

See Note 13 for further disclosure related to the Company’s derivative instruments.

Share-Based Compensation

Effective January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant.  The Company previously used the intrinsic value method as discussed below.  The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use retrospective application.  Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company’s results of operations commencing January 2, 2006, and prior periods are not restated.  As required under SFAS 123(R), the Company reversed the unamortized “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting reduction of “Additional paid-in capital” as of January 2, 2006 and is now recognizing compensation expense during the year determined in accordance with SFAS 123(R) as disclosed herein with an equal offsetting increase in “Additional paid-in capital.”  Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, determined based on historical experience.  Under the pro forma disclosure provisions of SFAS 123, forfeitures were recognized as incurred.  Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted commencing January 2, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

As permitted under the Financial Accounting Standards Board (the “FASB”) Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” issued in November 2005, the Company elected the specified “short-cut” method to calculate its beginning hypothetical pool of additional paid-in capital (the “APIC Pool”) representing excess tax benefits available to absorb tax deficiencies, if any, recognized subsequent to the adoption of SFAS 123(R) both determined in connection with and as of the dates of the exercises of share-based awards.  Such “short-cut” method provides a simplified approach to calculating the APIC Pool based on the cumulative annual net increases or decreases in excess tax benefits rather than an award-by-award analysis since the effective date of SFAS 123 in 1995.  This accounting policy election had no effect on the Company’s consolidated financial position or results of operations in either 2006 or 2007 since the exercises of share-based awards in both of those years resulted in excess tax benefits which could not be currently recognized.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Prior to January 2, 2006, the Company accounted for its employee share-based compensation as follows.  The Company measured compensation costs under the intrinsic value method rather than the fair value method.  Under the intrinsic value method, compensation cost for the Company’s stock options was measured as the excess, if any, of the market price of the Company’s Class A common stock (the “Class A Common Stock” or “Class A Common Shares”), and/or Class B common stock, series 1 (the “Class B Common Stock” or “Class B Common Shares”), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such excess amounts were amortized as compensation expense over the vesting period of the related stock options.  The Company’s contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the “2005 Restricted Shares”) were accounted for as variable plan awards, since they would vest only if the Company’s Class B Common Stock met certain market price targets.  The Company measured compensation costs for its 2005 Restricted Shares by estimating the expected number of shares that would ultimately vest based on the market price of its Class B Common Stock at the end of each period.  Such amounts were recognized ratably as compensation expense over the vesting period of the related 2005 Restricted Shares and were adjusted based on the market price of the Class B Common Stock at the end of each period.  Compensation cost for equity instruments of certain subsidiaries granted to certain then officers and key employees (the “Equity Interests”) was measured as the excess, if any, of the estimated market value of the respective equity instrument at the date of grant over the amount, if any, the employee must pay for the instrument and was amortized over the respective vesting period.  See Note 17 for further disclosure with respect to the Company’s employee share-based compensation.

    The accompanying consolidated statement of operations for the year ended January 1, 2006 was not restated since the Company elected not to use retrospective application under SFAS 123(R).  A summary of the effect on net loss and net loss per share for that year as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for all outstanding and nonvested stock options (calculated using the Black-Scholes Model), Restricted Shares and Equity Interests is as follows (in thousands except per share data):

	2005
Net loss, as reported (a)	$(55,172)
Reversal of share-based compensation expense determined under the intrinsic value method included in reported net loss, net of related income taxes and minority interests (Note 17)	21,445
Recognition of share-based compensation expense determined under the fair value method, net of related income taxes and minority interests	(31,454	)(b)
Net loss, as adjusted	$(65,181)
Basic and diluted loss per share:
Class A and Class B Common Stock:
As reported	$(.79)
As adjusted	(.93)

(a)
As adjusted for the application of scheduled major aircraft maintenance overhauls as of January 3, 2005 in accordance with the direct expensing method in accordance with the provisions of FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AIR-1”).  Under these provisions the actual cost of such overhauls is recognized as expense in the period it is incurred (see below).

(b)
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

See Note 17 for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values, as calculated under the Black-Scholes Model, of stock options granted in 2005 reflected in the table above.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Treasury Stock

Common stock held in treasury is stated at cost.  The cost of issuances of shares from treasury stock is determined at average cost.

Costs of Business Acquisitions

The Company defers any costs incurred relating to the pursuit of business acquisitions while the potential acquisition process is ongoing.  If the acquisition is successful, such costs are then included as a component of the purchase price of the acquired entity.  Whenever the Company decides it will no longer pursue a potential acquisition, any related deferred costs are expensed at that time.  During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires that, subsequent to the adoption date of the standard, all such costs are to be expensed when incurred.  SFAS 141(R) applies prospectively to the Company’s business combinations occurring after December 28, 2008.

Foreign Currency Translation

Financial statements of foreign subsidiaries are prepared in their local currency and translated into United States dollars at the exchange rate as of the balance sheet date for assets and liabilities and at a monthly average rate for revenues, costs and expenses.  Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of stockholders’ equity.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies how uncertainties in income taxes should be reflected in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns.  FIN 48 prescribes a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled.

Triarc files a consolidated Federal income tax return, which includes its principal corporate subsidiaries.  The Company has provided for Federal income taxes on the income of Deerfield through the date of the Deerfield Sale, and the income of the Opportunities Fund and the DM Fund through their respective effective redemption dates, net of minority interests since, as limited liability companies (“LLC”), their income is includable in the Federal income tax returns of its various members in proportion to their interests in the LLC.  Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Interest accrued for FIN 48 income tax liabilities is charged to “Interest expense” in the Company’s consolidated statements of operations.  Penalties accrued for FIN 48 income tax liabilities are charged to “General and administrative expense, excluding depreciation and amortization” in the Company’s consolidated statements of operations.

Revenue Recognition

Net sales by Company-owned restaurants are recognized upon delivery of food to the customer.  Net sales excludes sales taxes collected from the Company’s customers which are instead recorded in “Accrued expenses and other current liabilities” in the consolidated balance sheets.  Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned.  Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening.  Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area being developed and are recorded as deferred income when received and are recognized as revenue when each restaurant is opened in the same manner as franchise fees for individual restaurants.  Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee.  Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.  Rental income, including reimbursement of rent related expenses, from locations owned by the Company and leased to franchisees is recognized on a straight-line basis over the respective operating lease terms.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Asset management and related fees, which are no longer being received as a result of the Deerfield Sale, consisted of the following types of revenues generated by the Company in its capacity as the investment manager for various investment funds and private investment accounts (collectively with the REIT, the “Funds”) and as the collateral manager for various CDOs:  (1) management fees, (2) incentive fees and (3) other related fees.  Management fees were recognized as revenue when the management services had been performed for the period and sufficient cash flows had been generated by the CDOs to pay the fees under the terms of the related management agreements.  In connection with these agreements, the Company had subordinated receipt of certain of its management fees which were not recognized until they were no longer subordinated.  In addition, the Company recognized non-cash management fee revenue related to its restricted stock and stock options in the REIT based on their then current fair values which were amortized from deferred income to revenues over the vesting period.  Incentive fees were based upon the performance of the Funds and CDOs and were recognized as revenues when the amounts became fixed and determinable upon the close of a performance period for the Funds and all contingencies were resolved.  Contingencies may have included the achievement of minimum CDO or Fund performance requirements specified under certain agreements with some investors to provide minimum rate of return or principal loss protection.  Other related fees primarily included structuring and warehousing fees earned by the Company for services provided to CDOs and were recognized as revenues upon the rendering of such services and the closing of the respective CDO.

Advertising Costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-owned restaurants.  The Company accounts for contributions made by the Company-owned restaurants to advertising cooperatives as an expense the first time the related advertising takes place.  In addition, through 2005 the Company made certain contributions to AFA, which were not dependent on net sales, specifically as part of a national cable television advertising campaign, which were also expensed the first time the related advertising took place.  All other advertising costs are expensed as incurred.  Substantially all of the “Advertising and promotions” expenses in the accompanying consolidated statements of operations for 2005, 2006 and 2007 represent advertising costs.

Casualty Insurance

The Company self-insures certain of its casualty insurance.  The Company provides for its estimated cost to settle both known claims and claims incurred but not yet reported.  Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company as well as industry-wide loss experience, and other actuarial assumptions.

Leases

The Company accounts for leases in accordance with SFAS No. 13, “Accounting for Leases” and other related authoritative guidance which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes.  When determining the lease term for operating and capital leases, the Company includes option periods for which failure to renew the lease imposes an economic penalty in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms and any periods during which the Company has use of the property but is not charged rent by a landlord.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, when the Company purchases restaurants (see Note 3).  Favorable leases are amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” and unfavorable leases are amortized to “Cost of sales, excluding depreciation and amortization” – both on a straight-line basis over the remaining term of the leases.  Upon early termination of a lease, the favorable or unfavorable lease contract balance associated with the lease contract is recognized as a loss or gain in the consolidated statement of income.

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007 the Company accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method in accordance with the provisions of FSP AIR-1.  Under these provisions the actual cost of such overhauls is recognized as expense in the period it is incurred.  Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in the periods through the scheduled date of the respective overhaul with any difference between estimated and actual costs recorded in results from operations at the time of the actual overhaul.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

See Note 16 for further disclosure related to the Company’s adoption of FSP AIR-1 and related adjustments to prior periods’ financial statements.

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

See Note 16 for further disclosure related to the Company’s adoption of SAB 108 and related adjustment to retained earnings as of January 2, 2006.

(2) Significant Risks and Uncertainties

Nature of Operations

The Company operates in the restaurant segment and, prior to the Deerfield Sale on December 21, 2007, also operated in the asset management segment.

The restaurant segment is operated through franchised and Company-owned Arby’s® quick service restaurants specializing in slow-roasted roast beef sandwiches.  Arby’s restaurants also offer an extensive menu of chicken, turkey and ham sandwiches, side dishes and snacks including its Market Fresh® sandwiches, salads and wraps.  In 2007, the Company added Toasted Subs to its sandwich selections.  Some of the Arby’s system-wide restaurants are multi-branded with the Company’s T.J. Cinnamons® product line.  The franchised restaurants are principally located throughout the United States and, to a much lesser extent, Canada.  Company-owned restaurants are located in 28 states, with the largest number in Michigan, Ohio, Indiana, Georgia, Florida and Pennsylvania.  Information concerning the number of Arby’s franchised and Company-owned restaurants is as follows:

	2005	2006	2007
Franchised restaurants opened	76	94	97
Franchised restaurants closed	(46)	(40)	(30)
Franchised restaurants acquired by the Company principally in the acquisition of RTM in 2005 (Note 3)	(791)	(13)	(11)
Company-owned restaurants sold to franchisees	1	16	2
Franchised restaurants open at end of year	2,467	2,524	2,582
Company-owned restaurants open at end of year	1,039	1,061	1,106
System-wide restaurants open at end of year	3,506	3,585	3,688

The former asset management segment was comprised of an asset management company that offered a diverse range of fixed income and credit-related strategies to institutional investors principally from its domestic offices, providing asset management services for CDOs and Funds, including the REIT.

Use of Estimates

    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Significant Estimates

The Company’s significant estimates which are susceptible to change in the near term relate to (1) provisions for the resolution of income tax uncertainties subject to future examinations of the Company’s Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations,” (see Notes 15 and 23), (2) provisions for the resolution of legal and environmental matters (see Note 29), (3) the valuation of investments and derivatives which are not publicly traded (see Note 14), (4) provisions for Other Than Temporary Losses (see Note 20), (5) estimates of impairment of the carrying values of goodwill and long-lived assets of the restaurant business (see Note 19) and (6) provisions for potentially uncollectible notes receivable which were received in connection with the Deerfield Sale (see Note 3).  The Company’s estimates of each of these items historically have been adequate except for the notes receivable described in item (6) above which were received as a result of the Deerfield Sale in late 2007 for which there is no historical activity.  Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.  In this connection, the Company’s results of operations include the impact of the release of previously accrued income taxes and related interest accruals in 2005, 2006 and 2007, including their effect on the income (loss) from discontinued operations, that were no longer required (see Notes 15 and 23).

 Certain Risk Concentrations

The Company believes that its vulnerability to risk concentrations in its cash equivalents and investments is mitigated by (1) the Company’s policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments and (3) insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by substantially all of the Company’s brokerage firms, to the extent the Company’s cash equivalents and investments are held in brokerage accounts.  As a result of the REIT Preferred Stock and notes receivable received by the Company in connection with the Deerfield Sale (see Note 3), the Company has potential vulnerability to risk concentrations related to obligations, including interest, dividends and the repayment of the notes receivable, due from the REIT.  The Company believes that these risks are mitigated by the historical results of operations and cash flows of the REIT.  See Note 32, “Subsequent Event”, regarding a 2008 event related to the Company’s investments in the REIT.

    The Company has no significant major customers which accounted for 10% or more of consolidated revenues in 2005, 2006 or 2007.  RTM accounted for 18% of franchise revenues in 2005 while such fees are eliminated in consolidation subsequent to the July 25, 2005 acquisition date of RTM.  The Company also, through the date of the Deerfield Sale, derived revenues from the REIT, which accounted for 23%, 22% and 22% of asset management and related fees in 2005, 2006 and 2007, respectively, as well as revenues from another fund, which accounted for 18%, 16% and 10% of asset management and related fees in 2005, 2006 and 2007, respectively.  In addition, the Company, through the date of the Deerfield Sale, had an institutional investor whose participation in various funds managed by the Company generated approximately 12%, 10% and 9% of asset management and related fees in 2005, 2006 and 2007, respectively.  None of the above Deerfield revenue items in any of the periods presented represented more than 10% of consolidated revenues.

    As of December 30, 2007, the Company’s restaurant segment has one main in-line distributor of food, packaging and beverage products, excluding produce, breads and PepsiCo beverage products, that services approximately 50% of its Company-owned and franchised restaurants and three additional in-line distributors that, in the aggregate, service approximately 35% of its Company-owned and franchised restaurants.  The Company believes that its vulnerability to risk concentrations in its restaurant segment related to significant vendors and sources of its raw materials for itself and its franchisees is mitigated as it believes that there are other vendors who would be able to service its requirements.  However, if a disruption of service from the main in-line distributor was to occur, the Company could experience some short-term increases in its costs while distribution channels were adjusted.  The Company also believes that its vulnerability to risk concentrations related to geographical concentration in its restaurant segment is mitigated since the Company and its franchisees generally operate throughout the United States and have minimal foreign exposure.  The Company's restaurant segment could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses.

(3) Business Acquisitions and Dispositions

Acquisition of RTM in 2005

On July 25, 2005, the Company completed the acquisition (the “RTM Acquisition”) of substantially all of the equity interests or the assets of the entities comprising RTM.  RTM was the largest franchisee of Arby’s restaurants with 775 Arby's restaurants in 22 states as of the date of the acquisition. The Company acquired RTM with the expectation of strengthening and increasing the value of its Arby’s brand, growing RTM’s restaurant business and improving operating efficiencies of the Company’s previously existing restaurants through implementing RTM’s more effective operational procedures and economies of scale.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The total consideration in connection with the RTM Acquisition was $365,175,000, including a post-closing purchase price adjustment of $1,600,000 paid during 2007, consisting of (1) $176,600,000 in cash, (2) 9,684,000 shares of the Company’s Class B Common Stock issued from treasury with a fair value of $145,265,000 as of July 25, 2005 based on the closing price of the Company’s Class B Common Stock on such date and the two prior days of $15.00 per share, (3) the payment of $21,817,000 of debt, including related accrued interest and prepayment penalties, that was not an obligation of the entities included in the RTM Acquisition, (4) the vested portion of stock options to purchase 774,000 shares of the Company’s Class B Common Stock, with a fair value of $4,127,000 as of July 25, 2005, issued in exchange for existing RTM stock options and (5) $17,366,000 of related expenses.  The $145,265,000 fair value of the stock issued reduced “Common stock held in treasury” by $81,542,000 representing the average cost of the Company’s treasury shares as of July 25, 2005 and increased “Additional paid-in capital” by the remaining $63,723,000.  The total consideration represents $17,024,000 for the settlement loss from unfavorable franchise rights and $348,151,000 for the aggregate purchase price for RTM.  The settlement loss included in “Loss on settlements of unfavorable franchise rights” in the accompanying consolidated statement of operations for the year ended January 1, 2006, was recognized in accordance with GAAP that require that any preexisting business relationship between the parties to a business combination be evaluated and accounted for separately.  Under this accounting guidance, the franchise agreements acquired in the RTM Acquisition with royalty rates below the current 4% royalty rate that the Company receives on new franchise agreements were required to be valued and recognized as an expense and excluded from the purchase price paid for RTM.  The amount of the settlement loss represents the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreements.  The closing price on July 25, 2005 of the Company’s Class B Common Stock and the two prior days was used to value the 9,684,000 shares since July 25, 2005 was the date that the final terms of the RTM Acquisition were agreed to and announced.  The value of the vested portion of the options to purchase 774,000 shares represents the fair value of the total options calculated using the Black-Scholes Model less the intrinsic value of the nonvested portion of the options related to future service of the employees.  A registration statement filed by the Company with the SEC covering the resale of a substantial portion of the 9,684,000 shares of the Class B Common Stock, that were issued by the Company as a portion of the purchase price for RTM, became effective in December 2006.

    In connection with the RTM Acquisition, the Company refinanced all of the $268,381,000 existing indebtedness of its restaurant segment and $211,974,000 of then existing RTM debt (see Note 11).

The allocation of the purchase price of RTM to the assets acquired and liabilities assumed was finalized during the year ended December 31, 2006, except for the effects of the post-closing purchase price adjustment and a deferred income tax adjustment related to the purchase, both of which were recorded in 2007, and are presented in the table below under “Purchase Price Allocation of RTM Acquisition.” The RTM Acquisition resulted in $402,776,000 of goodwill, of which $147,500,000 is fully deductible for income tax purposes, and was assigned entirely to the Company’s restaurant segment.  Such goodwill reflected the substantial value of RTM’s historically profitable restaurant business and the Company’s expectation of being able to grow RTM’s restaurant business and to improve operating efficiencies of the Company’s previously existing restaurants through implementing RTM’s more effective operational procedures and economies of scale.  The acquired identifiable intangible assets, aggregating $44,443,000, principally include (1) favorable leases of $25,202,000 and (2) reacquired rights under franchise agreements of $18,161,000, both of which are amortizable.  Each of those amounts represents the fair value of the respective intangible asset. Favorable leases were valued using a market value approach based on the present value of the difference between current market rents for similar properties and the contractual rents in effect as of the acquisition date projected over the lease term, including option periods.  Reacquired rights under franchise agreements were valued using a cost savings approach based on the price that the Company currently receives for franchise rights from new franchisees.  These intangible assets have a weighted average amortization period of approximately 17 years, reflecting a weighted average of approximately 15 years for the favorable leases and 20 years for the reacquired rights under franchise agreements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

    A reconciliation of the change in goodwill from the estimated preliminary allocation of the purchase price of RTM as of January 1, 2006 to the final allocation as reflected in the accompanying consolidated balance sheets as of December 31, 2006 and as of December 30, 2007 is set forth in the table below under “Purchase Price Allocation of RTM Acquisition” (in thousands):

Goodwill related to the RTM Acquisition as estimated in the preliminary allocation of purchase price at January 1, 2006	$397,814
Adjustments to estimated cost	(5,143)
Changes to fair values of assets acquired and liabilities assumed, principally as a result of revisions to the preliminary estimated fair values:
Decrease in current assets	316
Increase in properties	(3,325)
Increase in other intangible assets	(823)
Increase in deferred costs and other assets	(4)
Decrease in current liabilities	(1,273)
Increase in long-term debt	5,307
Decrease in deferred income taxes	(791)
Increase in other liabilities	11,162
Goodwill related to the RTM Acquisition in the allocation of purchase price at December 31, 2006	403,240
Post-closing purchase price adjustment paid in 2007 (Note 28)	1,600
Increase in deferred income taxes (a)	(2,064)
Goodwill related to the RTM Acquisition in final allocation of purchase price at December 30, 2007	$402,776

(a)  The change in deferred  income taxes recorded during 2007 reflects a change in the Company’s estimate of tax basis of the net assets acquired and, in accordance with FASB Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”, it has decreased the goodwill related to the RTM Acquisition. As this is a non-cash item, it is not reflected in the accompanying consolidated statement of cash flows.

Purchase Price Allocation of RTM Acquisition

The following table summarizes the final allocation, as adjusted in 2007 in connection with the change in deferred tax described above, of the purchase price of RTM to the assets acquired and liabilities assumed in the RTM Acquisition (in thousands):

Current assets	$39,167
Properties	318,152
Goodwill	402,776
Other intangible assets	44,443
Deferred costs and other assets	5,500
Note receivable from non-executive officer of a subsidiary of the Company reported as a reduction of stockholders’ equity prior to its settlement	519
Total assets acquired	810,557
Current liabilities, including current portion of long-term debt of $52,379	139,209
Long-term debt	249,777
Deferred income taxes	34,457
Other liabilities and deferred income	38,963
Total liabilities assumed	462,406
Net assets acquired	$348,151

RTM’s results of operations and cash flows have been included in the accompanying consolidated statements of operations and cash flows commencing after the July 25, 2005 date of the RTM Acquisition.  Following the RTM Acquisition, franchise revenues from RTM have been eliminated in consolidation.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Pro Forma Operating Data (Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted Data”) of the Company for 2005 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the RTM Acquisition as if it had been consummated as of the beginning of that fiscal year (in thousands except per share amounts):

	As Reported (a)	As Adjusted
Revenues:
Net sales	$570,846	$1,005,041
Franchise Revenues	91,163	74,910
Asset management and related fees	65,325	65,325
Total revenues	727,334	1,145,276
Operating loss	(31,363)	(8,694)
Loss from continuing operations	(58,457)	(53,703)
Net loss	(55,172)	(50,418)
Basic and diluted loss per share:
Class A and Class B Common Stock:
Continuing operations	(.84)	(.71)
Net income (loss)	(.79)	(.67)

(a) As adjusted for the application of FSP AIR-1 as of January 3, 2005 (see Note 16).

This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of what the Company’s actual results of operations would have been had the RTM Acquisition actually been consummated as of the beginning of 2005 or of the Company’s future results of operations.

The 2005 results set forth above, both “As Reported” and “As Adjusted,” include $11,961,000 of pretax “Facilities relocation and corporate restructuring” charges following the RTM Acquisition.  These charges are discussed further in Note 18.

Other Restaurant Acquisitions

See Note 27 for an acquisition of restaurants that occurred in January 2008.
2007

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 12 franchised restaurants in seven separate transactions during the year ended December 30, 2007.  The total estimated consideration for the acquisitions was $4,142,000 consisting of (1) $3,000,000 of cash (before consideration of $12,000 of cash acquired), (2) the assumption of $700,000 of debt and (3) $442,000 of related estimated expenses.  The total consideration for the acquisitions represents $263,000 for the settlement loss from unfavorable franchise rights and a $53,000 loss on the termination of a sublease, and $3,826,000 for the aggregate purchase prices.  Further, the Company paid an additional $10,000 in 2007 related to the other restaurant acquisitions in 2006 principally related to finalizing a post-closing purchase price adjustment.

2006

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 13 franchised restaurants in five separate transactions during the year ended December 31, 2006.  The total consideration for the acquisitions was $5,407,000 consisting of (1) $3,471,000 of cash (including $10,000 paid in 2007 and before consideration of $11,000 of cash acquired), (2) the assumption of $1,808,000 of debt and (3) $128,000 of related estimated expenses.  The total consideration for the acquisitions represents $887,000 for the settlement loss from unfavorable franchise rights and $4,520,000 for the aggregate purchase prices.  Further, the Company paid an additional $195,000 in 2006 related to the other restaurant acquisitions in 2005 principally related to finalizing a post-closing purchase price adjustment.

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

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Due to the relative insignificance of these other restaurant acquisitions, disclosures of pro forma operating data and purchase price allocations have not been presented.

The following table provides a reconciliation of the net assets acquired in the RTM Acquisition to “Cost of business acquisitions, less cash acquired and equity consideration” in the accompanying consolidated statement of cash flows for the year ended January 1, 2006 (in thousands):

Net assets acquired in the RTM Acquisition	$348,151
Cash acquired	(7,592)
Cash purchase price adjustment in 2007	(1,600)
Triarc Class B Common Stock issued to sellers	(145,265)
Stock options to purchase Triarc Class B Common Stock granted to employees of RTM replacing their options in RTM	(4,127)
Other non-cash adjustments	5,130
Other restaurant acquisitions, less cash acquired of $14	3,496
Cost of business acquisitions reported in the consolidated statement of cash flows	$198,193

Sale of Deerfield

On December 21, 2007, the Company sold its 63.6% capital interest in Deerfield, the Company’s former asset management business, to the REIT. The completion of the Deerfield Sale was the primary aspect in Triarc’s corporate restructuring (see Note 28). The Deerfield Sale resulted in proceeds to the Company aggregating $134,608,000 consisting of (1) 9,629,368 REIT Preferred Stock with an estimated fair value of $88,398,000 (see Note 8) and (2) $47,986,000 principal amount of Series A Senior Secured Notes of the REIT due in December 2012 (the “REIT Notes”) with an estimated fair value before the accretion of the discount from the Deerfield Sale to December 30, 2007, of $46,212,000 (see Note 32).

The Deerfield Sale resulted in an approximate pretax gain of $40,193,000, net of $2,320,000 of related fees and expenses and net of the remaining $6,945,000 unrecognized gain on the sale which cannot be recognized due to the Company’s continuing interest in the REIT and before minority interests, and is included in “Gain on sale of consolidated business” in the accompanying consolidated statement of operations. The gain at the date of sale excluded $7,651,000 that the Company could not recognize because of its then approximate 16% continuing interest in Deerfield through its ownership in the Preferred Stock, on an as-if-converted basis, and REIT Common Stock it already owned.  As a result of the subsequent distribution of the 1,000,000 REIT Common Stock previously owned by the Company (see Notes 8 and 28), its ownership decreased to 14.7% and the Company recognized approximately $706,000 of the originally unrecognized gain. The fees and expenses include approximately $825,000 representing a portion of the additional fees which are attributable to the Company’s utilization of personnel of a management company further described in Note 28 in connection with the provision of services under the a services agreement also further described in Note 28. Expenses related to the Deerfield Sale incurred after September 30, 2007 are being paid either by the REIT or from a $250,000 fund paid by the REIT to the Company at closing, as the representative of the sellers, but remain a liability of the Company.  At December 30, 2007, $6,216,000 of such expenses remain unpaid by the REIT (see Note 6).  The proceeds are subject to finalization of a post-closing purchase price adjustment, if any, pursuant to provisions of the Deerfield Sale agreement.

The REIT Preferred Stock has a mandatory redemption feature in December 2014 and has cumulative dividend rights equal to 5% of the liquidation preference of $10.00 per share from their issuance on December 21, 2007 through December 31, 2007, and, for each succeeding dividend period, the greater of 5% of the liquidation preference or the per share common stock dividend declared by the REIT. The REIT has filed a registration statement, which has not yet become effective, with the SEC to register the REIT Preferred Stock as well as the REIT Common Stock into which they might be converted.  The Preferred Stock is convertible on a one-for-one basis upon approval by the REIT shareholders.  The REIT Preferred Stock is being accounted for as an available-for-sale debt security due to its mandatory redemption requirement and is included, net of the $6,945,000 unrecognized gain, in “Investments” in the accompanying consolidated balance sheet as of December 30, 2007 (see Note 8).

The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and then increasing 0.25% each quarter from July 1, 2011 through their maturity.  The REIT’s obligations under the REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.  The $1,776,000 original imputed discount on the REIT Notes is being accreted to “Other income, net” using the interest rate method.  The REIT Notes, net of unamortized discount, are reflected as “Notes receivable from related party” in the accompanying consolidated balance sheet as of December 30, 2007.

    There is no minority interest expense as a result of the Deerfield Sale due to the terms of the equity arrangement of the Deerfield Equity Interest.  In addition, as defined in the equity arrangement, the Deerfield Sale is an event of dissolution of TDH and the minority interest balance as of the date of liquidation, will be distributed in connection with the dissolution of TDH during 2008.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

 (4) Income (Loss) Per Share

Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company’s Class A Common Stock and the Company’s Class B Common Stock by the weighted average number of shares of each class.  Both factors are presented in the tables below.  Net loss for 2005 and 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class.  Net income for 2007 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio.  The weighted average number of shares for 2005 includes the weighted average effect of the shares that were held in two deferred compensation trusts, for which the fair value as of the date of issuance was reported in “Deferred compensation payable in common stock” as a component of “Stockholders’ equity” in the accompanying consolidated statement of stockholders’ equity for the year ended January 1, 2006 and not reflected as outstanding shares until their release in December 2005 (see Notes 16 and 28).

Diluted loss per share for 2005 and 2006 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.  Diluted income per share for 2007 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effect on each class of dilutive stock options and of the Class B restricted shares, computed using the treasury stock method, as presented in the table below.  The shares used to calculate diluted income per share exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeded the reported basic income from continuing operations per share (see Note 11).

As disclosed in Note 11, during 2006 an aggregate of $172,900,000 of the Convertible Notes were converted or effectively converted into 4,323,000 and 8,645,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively.  The weighted average effect of these shares is included in the basic income or (loss) per share calculation from the dates of their issuance.

The only Company securities as of December 30, 2007 that could dilute basic income per share for years subsequent to December 30, 2007 are (1) outstanding stock options which can be exercised into 426,000 shares and 4,777,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively (see Note 17), (2) 226,000 restricted shares of the Company’s Class B Common Stock which were granted in 2007 and principally vest over three years (see Note 17) and (3) $2,100,000 of Convertible Notes which are convertible into 52,000 shares and 105,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively (see Note 11).

Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

	2005	2006	2007
Class A Common Stock:
Continuing operations	$(19,844)	$(3,404)	$4,337
Discontinued operations	1,115	(41)	286
Net income (loss)	$(18,729)	$(3,445)	$4,623
Class B Common Stock:
Continuing operations	$(38,613)	$(7,399)	$10,749
Discontinued operations	2,170	(88)	709
Net income (loss)	$(36,443)	$(7,487)	$11,458

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

	2005	2006	2007
Class A Common Stock:
Weighted average shares
Outstanding	22,090	27,301	28,836
Held in deferred compensation trusts	1,676	-	-
Basic shares	23,766	27,301	28,836
Dilutive effect of stock options	-	-	129
Diluted shares	23,766	27,301	28,965
Class B Common Stock:
Weighted average shares
Outstanding	42,892	59,343	63,523
Held in deferred compensation trusts	3,353	-	-
Basic shares	46,245	59,343	63,523
Dilutive effect of stock options and restricted shares	-	-	759
Diluted shares	46,245	59,343	64,282

(5) Short-Term Investments and Certain Liability Positions

Short-Term Investments

The Company’s short-term investments are carried at fair market value, except for short-term Cost Investments (see Note 1) set forth in the table below.  Short-term investments in the accompanying consolidated balance sheets include both short-term investments pledged as collateral, where the counterparty could sell or pledge the securities, and short-term investments not pledged as collateral.  The cost of available-for-sale debt securities represents amortized cost.  The cost of available-for-sale securities and other short-term investments have also been reduced by any Other Than Temporary Losses (see Note 20).  Information regarding the Company’s short-term investments at December 31, 2006 and December 30, 2007 is as follows (in thousands):

	Year-End 2006					Year-End 2007
		Unrealized Holding			Carrying		Unrealized Holding		Carrying
	Cost	Gains	Losses	Fair Value	Value	Cost	Gains	Losses	Value
Available-for-sale securities:
Pledged as collateral:
Preferred shares of CDOs (Note 24)	$9,010	$33	$(887)	$8,156	$8,156
Not pledged as collateral:
Marketable equity securities	53,790	24,152	(232)	77,710	77,710	$685	$1,923		$2,608
Debt mutual fund	9,149	-	-	9,149	9,149	-	-		-
Preferred shares of CDOs (Note 24)	7,693	1	(947)	6,747	6,747	-	-		-
Total Available-for-sale securities:	79,642	$24,186	$(2,066)	101,762	101,762	685	$1,923		2,608
Trading securities:
Pledged as collateral:
Marketable equity securities	11			12	12	-			-
Not pledged as collateral:
Marketable equity securities	261			261	261	-			-
Total Trading securities:	272			273	273
Short-term derivatives other than trading (Note 13)	504			541	541	-			-
Short-term Cost Investments	19,542			22,466	19,542	-			-
Total Short-term investments	$99,960			$125,042	$122,118	$685			$2,608

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

    Proceeds from sales and maturities and distribution values (see Note 28) of current and non-current available-for-sale securities, and gross realized gains and gross realized losses on those transactions, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 20), are as follows (in thousands):

	2005	2006	2007
Proceeds from sales and maturities and distribution values	$100,595	$116,641	$105,170

Gross realized gains	$7,278	$7,664	$21,691
Gross realized losses	(621)	(401)	(682)
	$6,657	$7,263	$21,009

The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):

	2005	2006	2007
Unrealized holding gains (losses) arising during the year	$6,615	$13,012	$(9,842)
Reclassifications of prior year unrealized holding (gains) losses into net income or loss	(4,408)	34	(15,811)
Equity in change in unrealized holding gains (losses) arising during the year	(2,211)	242	2,170
	(4)	13,288	(23,483)
Income tax (provision) benefit	(48)	(5,048)	8,723
Minority interests in (increase) decrease in unrealized holding gains of a consolidated subsidiary	89	737	(697)
	$37	$8,977	$(15,457)

The change in the net unrealized gain (loss) on trading securities and trading derivatives, resulted in gains (losses) of ($5,392,000), $5,332,000, and $172,000 in 2005, 2006, and 2007, respectively, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 20).

Short-term Cost Investments at December 31, 2006, which were distributed to the former executives in 2007 in connection with deferred compensation trusts established prior to 2005 (see Note 28), represented investments in limited partnerships and similar investment entities, principally hedge funds which invest in securities that primarily consisted of debt securities, common and preferred equity securities, convertible preferred equity and debt securities and stock options.  The underlying investments included both domestic and foreign securities.

Certain Liability Positions Related to Short-Term Investments

Prior to the effective redemption of the Company’s investments in the Opportunities Fund in September 2006 and the DM Fund in December 2006 (see Note 1), the Company entered into (1) securities sold under agreements to repurchase (“Repurchase Agreements”) and (2) debt and equity securities sold with an obligation to purchase (“Short Sales”).  Repurchase Agreements are securities sold under agreements to repurchase for fixed amounts at specified future dates.  Short Sales are debt and equity securities not owned at the time of sale that require purchase of the respective debt and equity securities at a future date.  The change in the net unrealized gains (losses) on securities sold with an obligation to purchase resulted in gains (losses) of ($64,000) and $3,719,000 in 2005 and 2006, respectively, which are included in “Investment income, net” (see Note 20).  As of December 31, 2006, derivatives related to short-term investments in a liability position totaled $160,000 included in “Accrued expenses and other current liabilities”, and consisted of put and call option combinations and call options on equity securities (see Notes 13 and 14).  There were no derivatives related to short-term investments in a liability position as of December 30, 2007.

(6) Balance Sheet Detail

Cash

Cash and cash equivalents aggregating $44,055,000 as of December 30, 2007 are pledged as collateral for obligations under the Company’s credit agreement (see Note 11).  Although such balances were pledged as collateral, they were not restricted from use within the Company.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Accounts and Notes Receivable

The following is a summary of the components of current accounts and notes receivable (in thousands):

	Year-End
	2006	2007
Accounts receivable:
Trade	$37,395	$14,266
Deerfield Sale expenses reimbursable from the REIT (Note 3)	-	6,216
Other related parties (Note 28)	431	607
Other (Note 27)	5,430	5,957
	43,256	27,046
Notes receivable:
Trade	390	478
	43,646	27,524
Less allowance for doubtful accounts	224	166
	$43,422	$27,358

The following is an analysis of the allowance for doubtful accounts (in thousands):

	2005	2006	2007

Balance at beginning of year	$261	$591	$224
Provision for trade doubtful accounts	123	172	277
Provision for doubtful accounts reclassification for related party notes (a)	422	-	-
Uncollectible trade accounts written off	(215)	(117)	(335)
Uncollectible related party notes written off (a)	-	(422)	-
Balance at end of year	$591	$224	$166

(a)
Represents the reclassification of a non-current allowance for doubtful accounts recorded prior to 2005 for the non-recourse portion of the notes receivable that were due in 2006 from then officers and employees relating to one of the co-investments and their write-off in 2006 (see Note 28).

Certain receivables with an aggregate net book value of $18,051,000 as of December 30, 2007 are pledged as collateral for obligations under the Company’s credit agreement (see Note 11).

Inventories

Inventories consist principally of food, beverage and paper inventories and are classified entirely as raw materials.  As of December 30, 2007, all inventories are pledged as collateral for certain debt (see Note 11).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Properties

The following is a summary of the components of properties (in thousands):

	Year-End
	2006	2007
Owned:
Land	$73,346	$72,439
Buildings and improvements	57,023	56,638
Office, restaurant and transportation equipment	208,471	227,329
Leasehold improvements	109,637	103,297
Leased (a):
Capitalized leases	47,994	74,928
Sale-leaseback assets	104,468	129,024
	600,939	663,655
Less accumulated depreciation and amortization	112,455	158,781
	$488,484	$504,874

(a)	These assets principally include buildings and improvements.

Properties with a net book value of $292,021,000 as of December 30, 2007 are pledged as collateral for certain debt (see Note 11).

Deferred Costs and Other Assets

The following is a summary of the components of deferred costs and other assets (in thousands):

	Year-End
	2006	2007

Deferred financing costs (a)	$18,758	$23,982
Deferred costs of business acquisition (b)	-	7,656
Non-current prepaid rent	3,669	4,720
Notes receivable	2,815	211
Interest rate swaps (Note 13)	2,570	-
Other	8,174	2,833
	35,986	39,402
Less accumulated amortization	9,905	11,532
	$26,081	$27,870

(a)    Includes $4,060,000 of deferred costs related to potential future financings.
(b)   Represents deferred costs related to a potential future acquisition.

Other assets aggregating $2,281,000 as of December 30, 2007 are pledged as collateral for obligations under the Company’s credit agreement (see Note 11).

Accounts Payable

The following is a summary of the components of accounts payable (in thousands):

	Year-End
	2006	2007
Trade	$44,820	$51,769
Related parties	867	-
Other	2,908	2,528
	$48,595	$54,297

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Accrued Expenses and Other Current Liabilities

The following is a summary of the components of accrued expenses and other current liabilities (in thousands):

	Year-End
	2006	2007
Accrued compensation and related benefits	$101,394	$43,038
Accrued taxes	16,705	15,917
Accrued facilities relocation and corporate restructuring (Note 18)	821	12,799
Other	31,125	46,031
	$150,045	$117,785

Minority Interests in Consolidated Subsidiaries

The following is a summary of the components of minority interests in equity of consolidated subsidiaries (in thousands):

	Year-End
	2006	2007
Minority interests in:
TDH (Notes 3 and 17)	$546	$729
280 BT (Note 28)	284	204
Jurl (Note 17)	100	25
Deerfield (Note 17)	13,295	-
	$14,225	$958

The minority interests set forth above are comprised principally of interests held by the Company’s former executives and other former officers (see Notes 17 and 28).

(7) Restricted Cash Equivalents

The following is a summary of the components of current restricted cash equivalents as of December 31, 2006 (in thousands) (none as of December 30, 2007):

Year-End
2006
Margin requirement of Deerfield securing the notional amounts of short-term investment derivatives	$9,059

The following is a summary of the components of non-current restricted cash equivalents (in thousands):

	Year-End
	2006	2007
Cash in accounts managed by a management company (Note 28)		$43,356
Collateral supporting letters of credit securing payments due under leases	$1,939	1,939
	$1,939	$45,295

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(8) Investments

Non-Current Investments

The following is a summary of the carrying value of investments classified as non-current (in thousands):

	Carrying Value		Year-End 2007
				Unrealized Holding
	2006	2007	Cost	Gains	Losses	Fair Value

Restricted investments held in the Equities Account:
Available-for-sale marketable equity securities, at fair value		$48,068	$42,449	$5,631	$(12)	$48,068
Derivatives, at fair value		7,607
Non-marketable equity securities, at cost		286
		55,961
REIT investments (Note 32):
Available-for-sale preferred stock, net of unrecognized gain (Note 3)		70,378	$81,453	-	$(11,075)	$70,378
Common stock, at equity	$18,252	1,862	1,888			1,651
Unvested restricted stock and stock options in the REIT, at fair value (Note 5)	2,493	-
	20,745	72,240	$83,341	$-	$(11,075)	$72,029
Other:
Jurlique International Pty Ltd., at cost	8,504	8,504
Other, at cost	7,089	4,182
Non-marketable equity securities, at cost	4,063	1,022
Investments held in deferred compensation trusts, at cost (Note 28)	13,409	-
Encore Capital Group, Inc., at equity	6,387	-
	39,452	13,708
	$60,197	$141,909

The Company’s consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and included as a component of “Other income, net” (see Note 22) in the accompanying consolidated statements of operations were $2,985,000, $2,725,000 and ($2,096,000) in 2005, 2006 and 2007, respectively.

Equities Account

In December 2005, the Company invested $75,000,000 in an account (the “Equities Account”) which is managed by a management company formed by certain former executive officers and generally co-invests on a parallel basis with the management company’s equity funds (see Note 28). In April 2007, as part of the agreements with the former officers, the Company entered into an agreement under which the management company will continue to manage the Equities Account until at least December 31, 2010, and the Company will not withdraw its investment from the Equities Account prior to December 31, 2010.  As a result, the amounts held in the Equities Account as of December 30, 2007 are reported as non-current assets in the accompanying consolidated balance sheet and principally consist of $55,961,000 included in “Investments” and $43,356,000 included in “Restricted cash equivalents” (see Note 7).  As of December 31, 2006, the Equities Account amounts were included in “Short-term investments.”

As of December 30, 2007, the Equities Account also included $203,000 included in “Accounts and notes receivable” and $110,000 included in "Deferred costs and other assets" in the accompanying consolidated balance sheets and derivatives related to these non-current investments in a liability position of $310,000, consisting of put and call option combinations on equity securities.  These derivative liability positions are included in “Other liabilities” in the accompanying consolidated balance sheet (see Notes 13 and 14).

REIT Investments

Prior to 2005, the Company purchased 1,000,000 shares of REIT Common Stock (see Note 1). The assets of the REIT, prior to the Deerfield Sale, were managed by the Company.  During the year ended January 1, 2006, the REIT sold 25,000,000 common shares in an initial public offering (the “2005 REIT Offering”) at a price of $16.00 per share before issuance costs of $1.05 per share.  As a result of the 2005 REIT Offering, the Company’s then ownership percentage in the REIT decreased to 1.9% from 3.7% and the Company recorded a non-cash gain of $467,000 during 2005 representing the Company’s equity in the excess of the $14.95 net per share proceeds to the REIT in the 2005 REIT Offering over the Company’s carrying value per share and the decrease in the Company’s ownership percentage.  This gain is included in “Gain on sale of unconsolidated businesses” (see Note 21) in the accompanying consolidated statement of operations for the year ended January 1, 2006.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

In connection with the share purchase prior to 2005, the Company was granted 403,847 shares of restricted common stock of the REIT (the “REIT Restricted Shares”) and options to purchase an additional 1,346,156 shares of common stock of the REIT (collectively with the REIT Restricted Shares, the “Restricted Investments”).  The Restricted Investments vested one third in each of 2005, 2006 and 2007. The REIT Restricted Shares which vested had fair values of $1,882,000, $2,270,000 and $1,236,000 in 2005, 2006 and 2007, respectively. The restricted options that vested had fair values of $265,000, $239,000 and $316,000, in 2005, 2006 and 2007, respectively.  During 2006 and 2007, the Company received unrestricted shares of common stock of the REIT (the “Incentive Fee Shares”) with respect to the payment of a portion of the incentive fees due to the Company by the REIT, aggregating 52,202 and 20,817 shares, respectively.

In May 2006, the Company granted an aggregate 49,771 of the vested REIT Restricted Shares owned by the Company as restricted stock to two then employees of the Company.  This restricted stock was scheduled to vest ratably over a three-year vesting period with the first one-third vesting in February 2007.  The remaining two-thirds vested in December 2007 in connection with the Deerfield Sale.  In March 2007, the Company granted an aggregate of 97,403 of the vested REIT Restricted Shares owned by the Company as restricted stock to additional then employees of the Company. These shares were anticipated to vest ratably over a three-year period beginning in February 2008. Prior to vesting, the shares granted were accounted for under the Equity Method (see Note 28).  With the exception of the March 2007 grant of the vested REIT Restricted Shares to employees, all of the REIT Restricted Shares were distributed to the members immediately prior to the Deerfield Sale.

The Restricted Investments represented share-based compensation granted in consideration of the Company’s management of the REIT.  The Restricted Investments were initially recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income and were adjusted for any subsequent changes in their fair value.  Such deferred income was amortized to revenues as “Asset management and related fees” ratably over the three-year vesting period of the Restricted Investments and amounted to $3,838,000, $2,406,000 and $163,000 for 2005, 2006 and 2007, respectively.  During 2005, the Company recorded its $113,000 equity in the amortization of the unearned compensation recognized by the REIT as a reduction to the Company’s equity in the net earnings of the REIT.  As required under SFAS 123(R), the Company reversed the related unamortized balance of $153,000 in the “Unearned compensation” component of “Stockholders’ equity,” with an equal offsetting reduction of “Additional paid-in capital” as of January 2, 2006.  During 2006 and 2007, the Company recorded its $54,000 and ($4,000), respectively, equity (reduction in equity) in the value of the Restricted Investments recognized by the REIT as a change to the Company’s equity in the net earnings of the REIT with an equal offsetting increase in “Additional paid-in capital.”

The vesting of the REIT Restricted Shares granted to employees in May 2006 was accelerated prior to the closing of the Deerfield Sale.  The vested REIT Restricted Shares and the Incentive Fee Shares, net of the shares granted as restricted stock to employees, were distributed to the members of Deerfield in their ownership proportions immediately prior to the Deerfield Sale. The Company retained 205,642 shares of the now fully vested REIT Restricted Shares and Incentive Fee Shares (see Note 28) in connection with this distribution. Prior to the Deerfield Sale, the Company had been accounting for its vested REIT Common Stock under the Equity Method due to the Company’s significant influence over the operational and financial policies of the REIT, principally reflecting the Company’s representation on the REIT’s board of directors and the management of the REIT by the Company.  As discussed below, after the Deerfield Sale, as well as after the distribution of the 1,000,000 shares of common stock of the REIT discussed below, the Company continues to account for its investment in the common shares of the REIT under the Equity Method.

The Company received $1,272,000, $1,818,000 and $4,171,000 of distributions with respect to its aggregate investment in the REIT during 2005, 2006 and 2007, respectively, which, in accordance with the Equity Method, reduced the carrying value of this investment.

In December 2007, pursuant to agreements with certain former executives (See Note 28), the Company distributed its original investment in the 1,000,000 shares of common stock of the REIT to the former executives.  In connection with this distribution, the Company realized a $2,872,000 loss on its investment in the REIT Common Stock which is included in “Gain (loss) on sale of unconsolidated businesses” (See Note 21).

The carrying value of the investment in the common stock of the REIT was approximately equal to the Company’s interest in the underlying equity of the REIT as of December 30, 2007.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

In connection with the Deerfield Sale, the Company received 9,629,368 shares of REIT Preferred Stock with a then fair value of $81,453,000 net of the $6,945,000 remaining unrecognized gain on the sale of Deerfield that the Company could not recognize because of its approximate 14.7% continuing interest in Deerfield, which includes its 14.4% ownership of the REIT in the form of the REIT Preferred Stock, on an as-if-converted basis, and its 0.3% ownership in the REIT Common Stock it already owned (see Note 3). As of December 30, 2007, the Company had $11,075,000 of unrealized holding losses on available-for-sale investments relating to the REIT Preferred Stock due to the decline in the stock price of the REIT Common Stock, into which the REIT Preferred Stock have mandatory one-for-one conversion rights, which shareholder-required approval is anticipated in the first quarter of 2008, since the closing of the Deerfield Sale.

Presented below is summary financial information of the REIT as of and for the years ended December 31, 2006 and December 31, 2007, the REIT’s year ends. The company’s actual ownership in the REIT Common Stock was 2.6% in 2006 and 0.3% in 2007.  Summary information is not presented for 2005 because the Company’s equity investment was not significant to the Company’s consolidated total assets or consolidated loss from continuing operations before income taxes for such period.  The summary financial information is taken from balance sheets which do not distinguish between current and long-term assets and liabilities.  The summary information is as follows (in thousands):

	Year–End
	2006	2007
Balance sheet information:
Cash and cash equivalents	$72,523	$113,733
Investments in securities	8,035,110	6,342,477
Other investments	775,109	738,404
Other assets	367,249	593,355
	$9,249,991	$7,787,969

Accounts payable and accrued liabilities	$38,335	$66,028
Securities sold under agreements to repurchase	7,372,035	5,303,865
Long-term debt	948,492	775,368
All other liabilities	202,176	1,057,972
Convertible preferred stock	-	116,162
Stockholders’ equity	688,953	468,574
	$9,249,991	$7,787,969

	2006	2007
Income statement information:
Revenues	$84,683	$92,536
Income (loss) before income taxes	71,581	(95,256)
Net income (loss)	71,575	(96,591)

Investment in Encore Capital Group, Inc.

Prior to 2005, the Company and certain of its former officers had invested in the common stock of Encore Capital Group, Inc. (“Encore”). Through the 2007 sale of substantially all of its holdings of Encore, the Company’s investment in Encore had been accounted for under the Equity Method even though it owned less than 20% of the voting stock of Encore, because of its then ability to exercise significant influence over operating and financial policies of Encore through the Company’s representation on Encore’s board of directors.  After the 2007 sale until the distribution to its former executives of its entire remaining holdings, its investment was accounted for as an available-for-sale security.

The Company recorded gains of $11,749,000, $2,241,000 and $2,558,000 in 2005, 2006 and 2007, respectively, as a result of sales of Encore common stock by the Company.  The Company recorded non-cash gains of $226,000 and $18,000 in 2005 and 2006, respectively, from the exercise of Encore stock options not participated in by the Company.  There were no such exercises during 2007. All such gains are included in “Gain (loss) on sale of unconsolidated businesses” (see Note 21) in the accompanying consolidated statements of operations.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Presented below is summary unaudited financial information for the Company’s equity investment in Encore, which was disposed of in 2007, as of and for the year ended December 31, 2006, the year end of such investment.  Summary unaudited information is not presented for fiscal 2005 because the Company’s investment in Encore was not significant to the Company’s consolidated total assets or consolidated loss from continuing operations before income taxes for such period. The summary financial information presented below is taken from a balance sheet which does not distinguish between current and long-term assets and liabilities.  The summary unaudited information is as follows (in thousands):

Year–End
2006
Balance sheet information:
Cash and cash equivalents	$10,791
Investments in receivable portfolios, net	300,348
Other assets	84,199
$395,338

Accounts payable and accrued liabilities	$30,613
Long-term debt	200,132
All other liabilities	13,457
Stockholders’ equity	151,136
$395,338

2006
Income statement information:
Revenues	$255,140
Income before income taxes	41,188
Net income	24,008

Investment in Jurlique International Pty Ltd.

Prior to 2005, the Company acquired a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd. (“Jurlique”), an Australian skin and beauty products company not publicly traded, for an aggregate of $25,611,000.  In July 2005 the Company made an additional investment in Jurlique of $4,553,000, including expenses of $28,000, which resulted in an increase to the Company’s equity interest to 29.0%, with a 15.0% general voting interest.  In April 2006, the Company received a return of capital from its investment in Jurlique of $8,782,000 and sold a portion of its investment in Jurlique representing $12,878,000 of the then carrying value.  The proceeds of the sale were $14,600,000, resulting in the recognition of a gain of $1,722,000 in the year ended December 31, 2006 included in “Gain (loss) on sale of unconsolidated businesses” in the accompanying consolidated statement of operations.  Subsequent to the April 2006 sale, the Company has an 11.6% equity and voting interest in Jurlique.  The Company accounts for its investment in Jurlique under the Cost Method since its voting interest does not provide it the ability to exercise significant influence over Jurlique’s operational and financial policies.  In connection with the Jurlique investment, the Company entered into certain foreign currency related derivative transactions that extended through July 2007 for which, at their settlement date, the Company recorded a loss of $877,000.  The Company recorded a loss in 2005 of $488,000 from the effect of a foreign currency forward contract utilized to fix the exchange rate for a portion of the purchase price which was offset by a gain of $603,000 in 2005 related to a foreign currency translation adjustment related to the same portion of the purchase price.  These gain and losses are included in “Other income, net” in the accompanying consolidated statement of operations (see Note 22).

(9) Goodwill and Other Intangible Assets

The following is a summary of the components of goodwill (in thousands):

	Year-End
	2006	2007
Goodwill	$532,732	$480,350
Less accumulated amortization	11,677	11,572
	$521,055	$468,778

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The Company no longer amortizes goodwill.  A summary of the changes in the carrying amount of goodwill for 2006 and 2007 is as follows (in thousands):

	2006			2007
	Restaurant Segment	Asset Management Segment	Total	Restaurant Segment	Asset Management Segment	Total
Balance at beginning of year	$464,217	$54,111	$518,328	$466,944	$54,111	$521,055
Goodwill adjustments relating to the RTM Acquisition (see Note 3)	5,426	-	5,426	(464)	-	(464)
Goodwill resulting from other restaurant acquisitions	307	-	307	2,751	-	2,751
Goodwill written off (see below)	(3,006)	-	(3,006)	(453)	-	(453)
Goodwill disposed of in the Deerfield Sale (see Note 3)	-	-	-	-	(54,111)	(54,111)
Balance at end of year	$466,944	$54,111	$521,055	$468,778	$-	$468,778

Of the total goodwill write-offs in the restaurant segment in 2006 and 2007, $3,006,000 and $147,000, respectively, represent the portion of total goodwill attributable to the Company-owned restaurants reporting unit that was allocated to restaurants sold based on the ratio of the fair value of each restaurant sold to the total estimated fair value of the Company-owned restaurants reporting unit. The write-offs were charged to “Depreciation and amortization, excluding amortization of deferred financing costs” in the accompanying consolidated statements of operations.  The Company may pursue additional future sales of restaurants as a part of its strategic plan to seed market development by new and/or existing franchisees.  These sales may result in additional goodwill write-offs and resulting losses on sales of restaurants even when there had not been any prior impairment of the goodwill of the Company-owned restaurants reporting unit. The goodwill disposed of in the Deerfield Sale represents the total goodwill recorded in 2004 when Deerfield was purchased and is included in the “Gain on sale of consolidated business” in the accompanying consolidated statement of operations for the year ended December 30, 2007 (see Note 3).

The following is a summary of the components of other intangible assets, all of which are subject to amortization (in thousands):

	Year-End 2006			Year-End 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Favorable leases	$27,412	$3,455	$23,957	$27,231	$5,530	$21,701
Reacquired rights under franchise agreements	18,407	1,289	17,118	18,574	2,238	16,336
Computer software	10,647	3,674	6,973	11,531	4,279	7,252
Non-compete agreements and distribution rights	941	380	561	109	80	29
Asset management contracts	27,747	6,067	21,680	-	-	-
Trademarks	5,289	4,655	634	-	-	-
	$90,443	$19,520	$70,923	$57,445	$12,127	$45,318

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

    Other intangible assets, related to the restaurant operations other than favorable leases, with an aggregate net book value of $23,617,000 as of December 30, 2007 are pledged as collateral under the Company’s credit agreement (see Note 11). The remaining unamortized balance of $18,310,000 of the asset management contracts which were disposed of in the Deerfield Sale was included in the calculation in the “Gain on sale of consolidated business” in the accompanying consolidated statement of operations for the year ended December 30, 2007 (see Note 3).

Aggregate amortization expense (in thousands):
Actual for fiscal year (a):
2005	$7,796
2006	12,222
2007	13,509
Estimate for fiscal year:
2008	5,005
2009	4,648
2010	4,351
2011	4,123
2012	3,166
Thereafter	24,025

(a)
Includes $969,000, $3,121,000 and $5,329,000 of impairment charges related to intangible assets in 2005, 2006 and 2007, respectively (see Note 19) which have been recorded as a reduction in the cost basis of the related intangible asset.

(10) Notes Payable

Notes payable with interest at a weighted average of 5.98% and net of unamortized discount of $21,000 as of December 31, 2006 were all payable to financial institutions.  These notes were non-recourse except in limited circumstances and were secured by certain of the Company's short-term investments in preferred shares of CDOs that had a carrying value of $8,156,000 as of December 31, 2006.  Interest on the notes were at variable rates at either the three-month LIBOR plus 0.40% to 1.0% or the Euro Interbank Offered Rate plus 1%, with either rate reset quarterly.  These notes were either paid during 2007 or included in the calculation of the gain in connection with the Deerfield Sale (see Note 3).

(11) Long-Term Debt

Long-term debt consisted of the following (in thousands):

	Year-End
	2006	2007
Senior secured term loan, weighted average effective interest of 7.18% as of December 30, 2007 due through 2012 (a)	$559,700	$555,050
Sale-leaseback obligations due through 2028 (b)	86,692	105,897
Capitalized lease obligations due through 2036 (c)	60,934	72,355
Secured bank term loan, effective interest of 6.8% due in 2008 (d)	5,379	2,151
5% convertible notes due in 2023 (e)	2,100	2,100
Leasehold notes, weighted average interest of 8.69% as of December 30, 2007 due through 2018 (f)	1,229	1,780
Revolving note, repaid in 2007	4,000	-
Total debt	720,034	739,333
Less amounts payable within one year	18,118	27,802
	$701,916	$711,531

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Aggregate annual maturities of long-term debt as of December 30, 2007 were as follows (in thousands):

Fiscal Year	Amount
2008	$27,802
2009	14,134
2010	16,357
2011	303,277
2012	237,725
Thereafter	140,038
$739,333

(a)
In connection with the RTM Acquisition, the Company entered into a credit agreement (the “Credit Agreement”) for its restaurant business segment in July 2005.  The Credit Agreement includes a senior secured term loan facility in the original principal amount of $620,000,000 (the “Term Loan”), of which $555,050,000 was outstanding as of December 30, 2007, and a senior secured revolving credit facility of $100,000,000, which expires in July 2011, under which there were no borrowings as of December 30, 2007.  However, the availability under the revolving credit facility as of December 30, 2007 was $92,253,000 which is net of a reduction of $7,747,000 for outstanding letters of credit.  The proceeds of the Term Loan, together with other cash resources, were used to fund the $175,000,000 cash portion of the purchase price for RTM (see Note 3) and to repay $268,381,000 of then existing debt of the Company’s restaurant segment (the “Debt Refinancing”) and $211,974,000 of then existing debt of RTM.  The Term Loan is due $18,770,000 in 2008, including $12,507,000 resulting from the excess cash flow payment described below, $6,200,000 in 2009, $7,750,000 in 2010, $294,500,000 in 2011 and $227,893,000 in 2012.  The Term Loan requires prepayments of principal amounts resulting from certain events and from excess cash flow of the restaurant segment as determined under the Credit Agreement.  During 2006 the Company prepaid $51,000,000 principal amount of the Term Loan (the “Term Loan Prepayments”) from excess cash.  The Term Loan bears interest at the Company’s option at either (1) LIBOR plus 2.00% or 2.25% depending on a leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.50%, in either case plus 1.00% or 1.25% depending on the leverage ratio.  In accordance with the terms of the Credit Agreement, the Company entered into three interest rate swap agreements (the “Term Loan Swap Agreements”) during 2005 that fixed the LIBOR interest rate at 4.12%, 4.56% and 4.64% on $100,000,000, $50,000,000 and $55,000,000, respectively, of the outstanding principal amount of the Term Loan until September 30, 2008, October 30, 2008 and October 30, 2008, respectively.  The Company incurred $13,071,000 of expenses related to the original Credit Agreement entered into in July 2005 and $1,164,000 of expenses related to an amendment to the Credit Agreement entered into during the second quarter of 2007, which revised certain of the covenants to make them less restrictive. These expenses are included in “Deferred costs and other assets” in the accompanying consolidated balance sheets, net of accumulated amortization and net of write-offs of $1,018,000 in 2006 in connection with the Term Loan Prepayments (see Note 12). The remaining unamortized costs are being amortized to “Interest expense”, using the interest rate method, over the life of the Term Loan.

The obligations under the Credit Agreement are secured by substantially all of the assets, other than real property, of the Company’s restaurant segment which had an aggregate net book value of approximately $201,301,000 as of December 30, 2007 and are also guaranteed by substantially all of the entities comprising the restaurant segment.  Triarc, however, is not a party to the guarantees.  In addition, the Credit Agreement contains various covenants, as amended during 2007, relating to the restaurant segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Triarc.  The Company was in compliance with all of the covenants as of December 30, 2007.  During 2006 and 2007, ARG paid $2,172,000 and $37,000,000, respectively, of dividends indirectly to Triarc as permitted under the covenants of the Credit Agreement.  As of December 30, 2007, there was $4,965,000 available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

(b)
The sale-leaseback obligations (the “Sale-Leaseback Obligations”), which extend through 2028, relate to restaurant leased assets capitalized with an aggregate net book value of $112,134,000 as of December 30, 2007 (see Note 26).

(c)
The capitalized lease obligations (the “Capitalized Lease Obligations”), which extend through 2036, relate to restaurant leased assets capitalized and software with aggregate net book values of $61,573,000 and $6,438,000, respectively, as of December 30, 2007 (see Note 26).

(d)
The secured bank term loan (the “Bank Term Loan”) is due in 2008.  The Bank Term Loan bears interest at variable rates (7.08% as of December 30, 2007), determined at the Company’s option, at the prime rate or the one-month LIBOR plus 1.85%, reset monthly.  The Company also maintains an interest rate swap agreement (the “Bank Term Loan Swap Agreement” and, collectively with the Term Loan Swap Agreements, the “Swap Agreements”) through the term of the Bank Term Loan whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Bank Term Loan Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see Note 13).  As of December 30, 2007, the one-month LIBOR was 5.24%.  Obligations under the Bank Term Loan are secured by an airplane with anet book value of $14,095,000 as of December 30, 2007.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(e)
The Convertible Notes (see Note 4) are convertible into 52,000 shares and 105,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of December 30, 2007 at a combined conversion rate of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances.  This rate represents an aggregate conversion price of $40.00 for every one share of Class A Common Stock and two shares of Class B Common Stock.  The Convertible Notes are redeemable at the Company’s option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.  The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

In 2006, an aggregate $172,900,000 principal amount of the Convertible Notes were converted or effectively converted into an aggregate of 4,323,000 Class A Common Shares and 8,645,000 Class B Common Shares (the “Convertible Notes Conversions”).  In order to induce the effective conversions, the Company paid negotiated premiums aggregating $8,998,000 to certain converting noteholders consisting of cash of $4,975,000 and 244,000 Class B Common Shares with an aggregate fair value of $4,023,000 based on the closing market price of the Company’s Class B Common Stock on the dates of the effective conversions in lieu of cash to certain of those noteholders.  The aggregate resulting increase to “Stockholders’ equity” was $177,818,000 consisting of the $172,900,000 principal amount of the Convertible Notes, the $4,023,000 fair value for the shares issued for premiums and $895,000 fair value of 54,000 Class B Common Shares issued to certain noteholders who agreed to receive such shares in lieu of a cash payment for accrued interest.  In connection with these conversions and effective conversions of the Convertible Notes, the Company recorded a loss on early extinguishment of debt of $13,064,000 consisting of the premiums aggregating $8,998,000, the write-off of $3,992,000 of related previously unamortized deferred financing costs and $74,000 of legal fees related to the conversions.

(f)
The Leasehold Notes (the “Leasehold Notes”) are secured by restaurant buildings, equipment, leasehold improvements, inventories and other assets with respective net book values of $1,370,000, $253,000, $310,000, $50,000 and $13,000 as of December 30, 2007.

A significant number of the underlying leases for the Sale-Leaseback Obligations and the Capitalized Lease Obligations, as well as operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases has not been prepared or reported.  The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of December 30, 2007, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

 (12) Loss on Early Extinguishments of Debt

The Company recorded losses on early extinguishments of debt aggregating $35,809,000 in 2005 and $14,082,000 in 2006.  There were no early extinguishments of debt in 2007.  The 2005 loss related to the Debt Refinancing and the 2006 loss consisted of (1) $13,064,000 related to the Convertible Notes Conversions and (2) $1,018,000 related to the Term Loan Prepayments (see Note 11).  The components of the loss on early extinguishments of debt in 2005 and 2006 are as follows (in thousands):

	2005	2006

Premiums paid in cash and Class B Common Shares to converting noteholders		$8,998
Write-off of previously unamortized deferred financing costs and, in 2005, original issue discount	$4,772	5,010
Prepayment penalties	27,414	-
Accelerated insurance payments related to the extinguished debt	3,555	-
Fees	68	74
	$35,809	$14,082

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(13) Derivative Instruments

The Company invests in derivative instruments that are subject to the guidance in SFAS 133.  At December 30, 2007, these instruments are as follows: (1) the Swap Agreements (see Note 11 and below), (2) a put option on a stock market index, (3) put and call option combinations on equity securities and (4) a total return swap on an equity security. Prior to the effective redemptions of the Opportunities Fund and the DM Fund (see Note 1), the Company had invested in short-term trading derivatives as part of its overall investment portfolio strategy. Other than the Term Loan Swap Agreements (see Note 11 and below), the Company did not designate these derivatives as hedging instruments and, accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in the Company’s results of operations.  In addition, prior to the Deerfield sale we had a derivative instrument related to the vested portion of stock options owned by the Company in the REIT (see Note 28).  Also, prior to its maturity in July 2007, the Company had a put and call arrangement on a portion of the foreign currency exposure of its investment in Jurlique.

The Company’s Term Loan Swap Agreements (see Note 11) hedge a portion of the interest rate risk exposure under the Company’s Term Loan.  As discussed in Note 11, interest payments under the Company’s Term Loan are based on LIBOR plus a spread.  These hedges of interest rate risk relating to the Company’s Term Loan have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis.  There was no ineffectiveness from these hedges through December 30, 2007.  As such, gains and losses from changes in the fair value of the hedges have been included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss).”  If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in the Company’s results of operations. The Company had assets of $2,526,000 and liabilities, net of assets of $109,000, of $251,000, before income taxes of $983,000 and an income tax benefit, net of income tax expense of $43,000, of $98,000, at December 31, 2006 and December 30, 2007, respectively, which represented the fair values of the changes of variable cash inflows and fixed cash outflows for the remaining terms of the hedges.  The changes in the cash inflows and cash outflows largely reflect the changes in LIBOR as compared to LIBOR at the time that the Company entered into the Term Loan Swap Agreements.  The assets are included in “Prepaid expenses and other current assets” and the liabilities are included in “Accrued expenses and other current liabilities” in the Company’s accompanying consolidated balance sheets.  As of December 30, 2007, the Company anticipates reclassifying $153,000, net of income tax benefit of $98,000, which represents the remaining balance of the Term Loan Swap Agreements classified as cash flow hedges in “Accumulated other comprehensive income (loss)”, to results of operations in connection with their maturity during 2008.

The Company’s cash flow hedges include the Term Loan Swap Agreements and the equity in cash flow hedges of the REIT.  The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income (loss) (in thousands):

	2005	2006	2007
Unrealized holding gains (losses) arising during the year	$1,930	$2,084	$(826)
Reclassifications of prior year unrealized holding gains into net income or loss	-	(1,488)	(1,951)
Equity in change in unrealized holding gains (losses) arising during the year	1,365	(272)	(1,087)
	3,295	324	(3,864)
Income tax benefit (provision)	(1,241)	(135)	1,472
	$2,054	$189	$(2,392)

The Bank Term Loan Swap Agreement (see Note 11) effectively establishes a fixed interest rate on the variable rate Bank Term Loan, but with an embedded written call option whereby the Bank Term Loan Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate.  On the initial date of the Bank Term Loan Swap Agreement, the fair market value of the Bank Term Loan Swap Agreement and the embedded written call option netted to zero but as interest rates changed, the fair market values of the Bank Term Loan Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount.  The Bank Term Loan Swap Agreement has not been designated as a hedging instrument and, as such, gains or losses are included in “Interest expense.”

Derivative instruments that may be settled in the Company’s own stock (see Note 17) are not subject to the guidance in SFAS 133.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The notional amounts and the carrying amounts of the Company’s derivatives described above as of December 30, 2007, and their classification in the accompanying consolidated balance sheet, are as follows (in thousands):

	Year-End 2007
	Notional Amount Long	Carrying Amount
Prepaid expenses and other current assets:
Term Loan Swap Agreement	$100,000	$109
Bank Term Loan Swap Agreement	2,151	7
		$116
Investments (Note 8):
Put option on market index	106,178	$4,900
Total return swap on an equity security	23,705	2,187
Put and call option combinations on equity securities	13,809	520
		$7,607
Accrued expenses and other current liabilities:
Term Loan Swap Agreements	105,000	$360
Other liabilities:
Put and call option combinations on equity securities	24,139	$310
Recognized net gains (losses) on the Company’s derivatives were classified in the accompanying consolidated statements of operations as follows (in thousands):

	2005	2006	2007
Interest expense:
Swap Agreements	$169	$1,513	$1,917
Investment income, net:
Put and call option combinations on equity securities	1,273	305	3,315
Total return swap on an equity security	-	43	2,144
Put option on market index	-	-	(1,036)
Trading derivatives	4,718	2,878	(741)
Vested stock options in the REIT (Note 28)	(18)	(59)	-
Other income (expense), net:
Foreign currency put and call arrangement settled in 2007 (Note 22)	415	(420)	(877)
Foreign currency forward contract settled in 2005 (Note 8)	(488)	-	-
	$6,069	$4,260	$4,722

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(14) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows (in thousands):

	Year-End
	2006		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (a)	$148,152	$148,152	$78,116	$78,116
Restricted cash equivalents (Note 7) (a):
Current	9,059	9,059	-	-
Non-current	1,939	1,939	45,295	45,295
Short-term investments (Note 5) (b)	122,118	125,042	2,608	2,608
REIT Preferred Stock (Notes 3 and 8) (c)	-	-	70,378	70,378
REIT Notes (Note 3) (d)	-	-	46,219	46,219
Non-current Cost Investments (Note 8) for which it is:
Practicable to estimate fair value (e)	29,002	52,563	12,686	17,490
Not practicable to estimate fair value (f)	4,063	-	1,308	-
Restricted investments (Notes 5 and 8) (g)	2,493	2,493	55,675	55,675
Term Loan Swap Agreements (Note 13) (h)	2,526	2,526	109	109
Bank Term Loan Swap Agreement (Note 13) (h)	44	44	7	7
Financial liabilities:
Notes payable (Note 10) (i)	4,564	4,564	-	-
Term Loan Swap Agreements (Note 13) (h)	-	-	360	360
Long-term debt, including current portion (Note 11):
Term Loan (i)	559,700	559,700	555,050	555,050
Sale-Leaseback Obligations (j)	86,692	84,915	105,897	112,851
Capitalized Lease Obligations (j)	60,934	59,822	72,355	76,582
Bank Term Loan (i)	5,379	5,379	2,151	2,151
Convertible Notes (k)	2,100	3,377	2,100	2,058
Leasehold Notes (j)	1,229	1,211	1,780	1,878
Revolving Note (i)	4,000	4,000	-	-
Total long-term debt, including current portion	720,034	718,404	739,333	750,570
Other derivatives in liability positions (Notes 5, 8 and 13) (l)	160	160	310	310
Deferred compensation payable to related parties (Note 28) (m)	35,679	35,679	-	-
Foreign currency put and call arrangement in a net liability position (Note 13) (n)	449	449	-	-
Guarantees of (Note 27):
Lease obligations for restaurants not operated by the Company (o)	1,156	1,156	540	540
Debt obligations of AmeriGas Eagle Propane, L.P. (p)	-	690	-	690
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)
The fair values were based principally on quoted market prices, broker/dealer prices or statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices.

(c)
The fair value of the REIT Preferred Stock received in connection with the Deerfield Sale was based on the quoted market price of the related REIT Common Stock into which it is mandatorily converted, upon approval of the REIT’s common shareholders, and is shown net of the unrecognized gain of $6,945,000.

(d)
The fair value of the REIT Notes received in connection with the Deerfield Sale was based on the present value of the probability weighted average of expected cash flows from the REIT Notes determined as of the date of the Deerfield Sale.  The Company believes that this value approximated their fair value as of December 30, 2007 due to the close proximity to the Deerfield Sale.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(e)
These consist of investments held in deferred compensation trusts as of December 31, 2006 and certain other non-current Cost Investments.  The fair values of these investments, other than Jurlique (see Note 8), were based almost entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices.  To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals. The fair value of Jurlique as of December 31, 2006 was determined using the price per share received in connection with the sale of a portion of the Company’s investment in Jurlique during 2006. The fair value of Jurlique as of December 30, 2007 was evaluated based on its operating reports and other available information which did not indicate that any change in the 2006 valuation basis was needed.

(f)	It was not practicable to estimate the fair value of these Cost Investments because the investments are non-marketable.

(g)
In 2006, the Restricted Investments consisted of unvested restricted stock and stock options in the REIT. The fair value of the restricted stock was based on the quoted market price. The fair value of the restricted stock options was calculated using the Black-Scholes Model.  In 2007, the Restricted Investments consisted of marketable equity securities and derivatives held in the Equities Account which prohibit the withdrawal of those funds until December 2010 (See Note 8 and Note 28).  The fair values were based on quoted market prices.  In 2006, the Equities Account was included in Short-term Investments and valued on the basis described in footnote (b) above.

(h)	The fair values were based on quotes provided by the respective bank counterparties.

(i)	The fair values approximated the carrying value due to the frequent reset, on a monthly, bi-monthly or quarterly basis, of the floating interest rates.

(j)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(k)	The fair values were based on broker/dealer prices since quoted asked prices close to our December 31, 2006 and December 30, 2007 were not available for the remaining Convertible Notes.

(l)	The fair values were based on quoted market prices.

(m)	The fair values were equal to the fair value of the underlying investments held by the Company in the related trusts which were used to satisfy such payable in full during 2007.

(n)	The fair value was based on broker/dealer prices using then current and expected future currency rates.

(o)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the RTM Acquisition date less subsequent amortization.

(p)	The fair value was determined based on the net present value of the probability adjusted payments which may be required to be made by the Company.

The carrying amounts of current accounts and notes receivable, accounts payable and accrued expenses, other than the swap agreements detailed in the table above, approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts and notes receivable, accounts payable and accrued expenses and, accordingly, they are not presented in the table above.

 (15) Income Taxes

Income Taxes

The income (loss) from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

	2005	2006	2007

Domestic	$(65,388)	$5,221	$9,450
Foreign	(584)	111	(36)
	$(65,972)	$5,332	$9,414

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The (provision for) benefit from income taxes from continuing operations consisted of the following components (in thousands):

	2005	2006	2007
Current:
State	$(457)	$(4,246)	$(2,036)
Foreign	(54)	(380)	(387)
	(511)	(4,626)	(2,423)
Deferred
Federal	16,328	(2,178)	9,036
State	460	2,192	1,741
	16,788	14	10,777
Total	$16,277	$(4,612)	$8,354

The net current deferred income tax benefit and the net non-current deferred income tax (liability) benefit resulted from the following components (in thousands):

	Year-End
	2006	2007
Current deferred income tax benefit (liability):
Accrued compensation and related benefits	$16,597	$10,669
Net unrealized (gains) losses (Notes 5 and 13)	(8,605)	1,271
Other, net	10,422	12,981
	18,414	24,921
Non-current deferred income tax benefit (liability):
Net operating loss carryforwards	51,274	68,296
Unfavorable leases (Note 26)	15,615	14,666
Accelerated depreciation, amortization and other property basis differences	(53,828)	(49,979)
Gain on sale of propane business	(34,503)	(34,503)
Other, net	5,910	5,570
	(15,532)	4,050
	$2,882	$28,971

The net deferred income tax benefit increased from $2,882,000 at December 31, 2006 to $28,971,000 at December 30, 2007, or an increase of $26,089,000.  The increase is principally due to the change in net unrealized (gains) losses from 2006 to 2007.

As of December 30, 2007, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $324,000,000 expiring approximately $19,000,000, $19,000,000, $142,000,000, $103,000,000 and $41,000,000 in 2023, 2024, 2025, 2026 and 2027, respectively.  The net operating losses for 2006 and 2007 reflect deductions for Federal income tax purposes of $112,931,000 and $3,967,000 relating to the exercise of stock options and vesting of restricted stock.  In accordance with SFAS 123(R) (see Note 1), the Company was unable to recognize the $40,796,000 tax benefit relating to the $112,931,000  and the $1,428,000 tax benefit relating to the $3,967,000 because the Company has no income taxes currently payable against which the benefits can be realized as a result of the Company’s net operating loss carryforward position.  The Company will recognize these tax benefits in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital” to the extent that such benefits can be realized against future income taxes payable by the Company.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

A reconciliation of the difference between the reported (provision for) benefit from income taxes and the respective (tax) or benefit that would result from applying the 35% Federal statutory rate to the income (loss) from continuing operations before income taxes and minority interests is as follows (in thousands):

	2005	2006	2007

Income tax benefit (provision) computed at Federal statutory rate	$23,090	$(1,866)	$(3,295)
Non-deductible compensation	(3,235)	(2,235)	(618)
Other non-deductible expenses	(1,278)	(2,637)	(1,720)
Adjustments related to prior year tax matters	-	-	2,349
State income taxes, net of Federal income tax effect	2	(1,335)	(191)
Income tax reserve (provided) released	-	(637)	225
Minority interests in income of consolidated subsidiaries	3,067	4,033	939
AFA income (loss) with no tax effect	110	(452)	(570)
Dividend income exclusion	151	239	308
Loss on settlement of non-deductible unfavorable franchise rights	(6,010)	-	-
Entity simplification (a)	-	-	(1,056)
Previously unrecognized contingent benefit (b)	-	-	12,488
Other, net	380	278	(505)
	$16,277	$(4,612)	$8,354

(a)  Represents a one-time tax charge connected with the Company’s initiative to simplify its corporate structure.
(b)  Represents a previously unrecognized contingent tax benefit related to two deferred compensation trusts (see Note 28).

The Company’s Federal income tax returns for years subsequent to December 28, 2003 are not currently under examination by the Internal Revenue Service (“IRS”) although certain state income tax returns are currently under examination.  The post December 28, 2003 years remain subject to examination by the IRS.  Beginning with the year ended January 3, 1999, the Company’s state income tax returns remain subject to examination by certain states.

FIN 48

    The Company adopted the provisions of FIN 48, on January 1, 2007.  As a result of the adoption of FIN 48, the Company recognized a $4,820,000 increase in the liability for unrecognized tax benefits and an increase in its liability for interest of $487,000 and penalties of $247,000 related to uncertain income tax positions and both partially offset by an increase in its deferred income tax benefit of $3,200,000 and a reduction in the tax related liabilities of discontinued operations of $79,000, with the net effect of $2,275,000 accounted for as a decrease to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,157
Additions based on tax positions related to the current year	387
Additions for tax positions of prior years	108
Reductions for tax positions of prior years	(976)
Reductions for settlements	(72)
Reductions resulting from lapse of statute of limitations	(338)
Balance at December 30, 2007	$12,266

    If recognized, $9,482,000 (net of Federal benefit on state issues) of the Company’s unrecognized tax positions would affect the Company’s effective tax rate.  The Company does not anticipate a significant change in unrecognized tax positions as a result of the settlement of income tax audits and the expiration of statute of limitations for examining the Company’s income tax returns during the next year.

    The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense” and penalties in “General and administrative expenses, excluding depreciation and amortization”.  As a result of the implementation of FIN 48, the Company recognized a $487,000 increase in the liability for interest and a $247,000 increase in the liability for penalties which was a reduction to the January 1, 2007 balance of retained earnings.  During 2007 the Company recognized $1,619,000 of interest expense and no penalties related to uncertain tax positions.  The Company has approximately $1,709,000 and $3,328,000 accrued for interest and $247,000 and $247,000 accrued for penalties as of our January 1, 2007 adoption date of FIN 48 and December 30, 2007, both respectively.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

    The Company includes unrecognized tax benefits and related interest and penalties for discontinued operations in “Current liabilities related to discontinued operations” in the accompanying consolidated balance sheets.  During 2005, 2006 and 2007, certain state tax matters of discontinued operations were either settled or the statute of limitations for examination expired.  In connection with these matters, the Company recognized  income tax benefits  and released related interest accruals of  $2,814,000, $688,000 and $1,144,000 in 2005, 2006 and 2007, respectively, included in “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.  At December 30, 2007, the Company has unrecognized tax benefits, interest and penalties of $6,283,000 for state tax matters related to discontinued operations.  If these tax benefits were to be recognized, they would affect the gain or loss on disposal of discontinued operations.

(16) Stockholders’ Equity

    There were no changes in the number of issued shares of (1) Class A Common Stock during 2005, 2006 and 2007 and (2) Class B Common Stock during 2005.  A summary of the changes in the number of issued shares of Class B Common Stock for 2006 and 2007 and in the number of shares of Class A Common Stock and Class B Common Stock held in treasury for 2005, 2006 and 2007 is as follows (in thousands):

	Common Stock		Treasury Stock
	2006	2007	2005		2006		2007
	Class B		Class A	Class B	Class A	Class B	Class A	Class B
Number of shares at beginning of year	59,101	63,656	7,561	20,695	6,192	8,216	805	486
Common shares issued upon exercises of stock options (Note 17)	11,394	329	(1,031)	(2,126)	(3,494)	(257)	(43)	(190)
Common shares received or withheld as payment in connection with exercises of stock options (Notes 17 and 28)	(6,464)	(152)	299	766	1,720	2	6	114
Common shares withheld as payment for withholding taxes on capital stock transactions (Notes 17 and 28)	(1,998)	(34)	1,060	1,955	763	89	1	247
Common shares issued in connection with the Convertible Notes Conversions (Note 11)	1,623	-	-	-	(4,323)	(7,320)	-	-
Common shares issued upon vesting of restricted stock (Note 17)	-	-	-	-	(50)	(243)	(99)	(482)
Common shares issued for time-vesting restricted stock (Note 17)	-	226	-	-	-	-	-	-
Common shares issued in connection with the RTM Acquisition (Note 3)	-	-	-	(9,684)	-	-	-	-
Common shares issued for deferred compensation payable in common shares (Note 28)	-	-	(1,695)	(3,390)	-	-	-	-
Common shares issued for directors’ fees	-	-	(2)	-	(3)	(1)	(3)	(1)
Number of shares at end of year	63,656	64,025	6,192	8,216	805	486	667	174

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Adjustments to Beginning Retained Earnings

As discussed in Note 1, effective January 1, 2007 the Company adopted the provisions of FSP AIR-1, which was issued during 2006, retroactive to January 2, 2005.  As a result, the Company now accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred.  Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul.  In accordance with FSP AIR-1, the Company accounted for the adoption of the direct expensing method retroactively with the cumulative effect of the change in accounting method as of January 2, 2005 of $2,319,000 increasing retained earnings in the condensed consolidated balance sheet as of that date, which is the beginning of the earliest period presented.  The Company’s consolidated results of operations for 2005 and 2006 have been restated.  For the 2005 fiscal year, the restatement resulted in a decrease in pre-tax loss of $711,000, or $455,000 net of income taxes, representing a decrease in basic and diluted loss per share of Class A and Class B Common Stock of less than $.01.  For the 2006 fiscal year, the restatement resulted in an increase in pre-tax income of $620,000, or a decrease in net loss of $397,000 net of income taxes, representing a reduction in basic and diluted loss per share of Class A Common Stock and Class B Common Stock of less than $.01.  The pre-tax adjustments of $711,000 and $620,000 were reported as reductions of “General and administrative, excluding depreciation and amortization” expense in the accompanying consolidated statements of operations for 2005 and 2006, respectively.

    As disclosed in Note 1, the SEC issued SAB 108 during 2006, which was adopted by the Company as of December 31, 2006.  Prior to adopting SAB 108, the Company used only the Rollover approach to quantify unrecorded adjustments and considered all unrecorded adjustments to be immaterial in accordance with the Rollover approach.  However, when quantifying unrecorded adjustments under the Iron Curtain approach, the Company concluded that one of the unrecorded adjustments resulting from income deferred in years prior to 2004 was material.  Additionally, when applying this Iron Curtain approach the Company identified two accruals provided in years prior to 2004 that were also no longer required although not material.  The Company has recorded the cumulative effect of these unrecorded adjustments, one of which was then considered to be material, as an adjustment increasing retained earnings as of the beginning of 2006, as permitted under the transition provisions of SAB 108.

    The nature of the adjustments and the impact of each on the Company’s consolidated retained earnings as of January 2, 2006 are presented below (in thousands):

	Pre-Tax Adjustment	Income Tax Effect	Retained Earnings

Deferred gain from sale of businesses (a)	$5,780	$(2,087)	$3,693
Hurricane insurance proceeds (b)	1,374	(495)	879
Self-insurance reserves (c)	965	(347)	618
	$8,119	$(2,929)	$5,190

(a)
During the mid-1990’s the Company sold the assets and liabilities of certain non-strategic businesses, four of which did not qualify for accounting as discontinued operations.  At the time of the sale of each of these four businesses, the gain was deferred either because of (1) uncertainties associated with realization of non-cash proceeds, (2) contingent liabilities resulting from selling assets and liabilities of the entity or associated with litigation or (3) possible losses or asset write-downs that might result related to additional businesses anticipated to be sold.  If the criteria in SAB 108 were applied, these deferred gains would have been recognized in results of operations prior to 2003.

(b)
The Company received insurance proceeds in 1993 in connection with hurricane damage to its then corporate office building.  The gain otherwise associated with the insurance proceeds was not initially recognized due to contingencies with respect to on-going litigation with the landlord of the office building.  If the criteria in SAB 108 were applied, these proceeds should have been recorded as a gain prior to 2003 once the litigation was settled.

(c)
Prior to 2000 the Company self-insured certain of its medical programs.  Reserves set up were ultimately determined to be in excess of amounts required based on claims experience.  If the criteria in SAB 108 were applied, these liabilities should have been reversed prior to 2003 once the liabilities were determined to be in excess of the reserves required.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were $148,701,000, representing approximately 33% of the Company’s consolidated stockholders’ equity as of December 30, 2007, and consisted of net assets of the Company’s restaurant business segment which were restricted as to transfer to Triarc in the form of cash dividends, loans or advances under the covenants of the Credit Agreement (see Note 11).

(17) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares of the Company’s common stock, tandem stock appreciation rights and restricted share units to certain officers, other key employees, non-employee directors and consultants, although the Company has not granted any tandem stock appreciation rights or restricted share units.  The Equity Plans also provide for the grant of shares of the Company’s common stock in lieu of annual retainer or meeting attendance fees to non-employee directors.  As of December 30, 2007 there were 400,561 Class A Common Shares and 824,936 Class B Common Shares available for future grants under the Equity Plans. In addition to stock options and restricted shares granted under the Equity Plans, the Company granted Class B Options to certain employees of RTM (the “Replacement Options”) in connection with the consummation of the RTM Acquisition (see below).  The Company has also granted certain Equity Interests to certain officers and key employees as described in Note 1 and below.

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

	Package Options			Class A Options			Class B Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands) (a)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 2, 2005	3,581,801	$22.18		43,000	$10.74		2,030,500	$11.83
Granted during 2005				1,256,943	16.75		6,986,886	15.03
Replacement Options granted to RTM employees:
Above market price	-			-			78,802	15.59
Below market price	-			-			695,264	8.17
Exercised during 2005	(1,031,430)	19.19		-			(62,999)	12.01
Forfeited during 2005	(1,668)	26.93		-			(340,836)	12.08
Outstanding at January 1, 2006	2,548,703	23.39		1,299,943	16.55		9,387,617	13.96
Granted during 2006	-			115,931	20.20		1,898,618	16.85
Exercised during 2006	(2,280,325)	21.88	$86,304	(1,213,943)	16.33	$5,839	(7,090,045)	14.28	$35,453
Forfeited during 2006	-			-			(241,601)	13.79
Outstanding at December 31, 2006	268,378	23.89		201,931	17.06		3,954,589	13.76
Granted during 2007	-			32,000	16.40		1,026,200	15.82
Exercised during 2007	(43,335)	23.11	$1,269	-		-	(432,065)	12.38	$2,697
Forfeited during 2007	-			(33,367)	21.45		(222,186)	16.68
Outstanding at December 30, 2007	225,043	24.04	$657	200,564	16.22	-	4,326,538	14.24	$1,692
Vested or expected to vest at December 30, 2007(b)	225,043	24.04	$657	199,767	16.22	-	3,972,532	14.08	$1,692
Exercisable:
January 1, 2006	2,548,703	23.39		1,235,443	16.67		8,136,114	14.29
December 31, 2006	268,378	23.89		148,431	17.33		2,315,396	12.43
December 30, 2007	225,043	24.04	$657	152,564	16.11	-	2,457,326	12.90	$1,692

(a)	As of December 30, 2007, all outstanding Class A Options had exercise prices above the current closing price and, therefore, have no intrinsic value as of that date.
(b)
The weighted average remaining contractual terms for the Package Options, Class A Options and Class B Options that are vested or are expected to vest at December 30, 2007 are 3.7 years, 6.3 years and 7.8 years, respectively.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

As of the July 25, 2005 date of the RTM Acquisition, the Company issued 774,066 Replacement Options to certain RTM employees in exchange for then existing options (the “RTM Options”) to purchase common stock of RTM.  The Replacement Options were assigned the vesting status of the RTM Options.  The vested portion of the Replacement Options with a fair value of $4,127,000 as of July 25, 2005 was accounted for as additional purchase price for RTM and was credited to “Additional paid-in-capital.”  The intrinsic value of the nonvested portion of the Replacement Options issued at below market prices of $1,183,000 was initially charged to the “Unearned compensation” component of “Stockholders’ equity” and was amortized as compensation expense over the applicable vesting periods through January 1, 2006.  Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” of $618,000 with an equal offsetting reduction of “Additional paid-in capital” and commenced recognizing the remaining fair value of the Replacement Options of $799,000 as compensation expense ratably over their remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”

The weighted average grant date per share fair values calculated under the Black-Scholes Model of the Company’s stock options granted during 2005, 2006 and 2007, which were granted at exercise prices equal to the market price of the Company’s common stock on the grant date except as otherwise indicated below for 2005, were as follows:

	Class A Options	Class B Options
2005:
Exercise price equals grant date market price	$2.53	$3.64
Exercise price is above grant date market price	-	3.90
Exercise price is below grant date market price	-	7.02
2006	3.37	4.79
2007	4.57	4.52

The fair value of the Company’s stock options on the date of grant was calculated under the Black-Scholes Model with the weighted average assumptions set forth as follows:

	2005		2006		2007
	Class A Options	Class B Options	Class A Options	Class B Options	Class A Options	Class B Options
Risk-free interest rate	4.38%	4.05%	4.83%	4.90%	4.88%	4.69%
Expected option life in years	3.6	5.8	3.8	6.9	8.4	7.5
Expected volatility	17.4%	27.6%	20.9%	27.4%	20.9%	26.5%
Expected dividend yield	2.11%	2.57%	2.00%	2.42%	2.01%	2.38%

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

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

    The following table sets forth information relating to the Company’s stock options outstanding at December 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Outstanding at Year-End 2007	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Exercisable at Year-End 2007	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price
Package Options:
$18.40 - $26.45	225,043	3.7	$ 24.04	225,043	3.7	$ 24.04
Class A Options:
$10.01 - $21.45	200,564	6.3	16.22	152,564	5.4	16.11
Class B Options:
$4.04 - $7.12	537,659	7.6	5.95	537,659	7.6	5.95
$9.64 - $14.64	1,111,609	7.0	13.07	1,111,609	7.0	13.07
$14.90 - $16.22	2,115,186	8.8	15.94	430,175	8.1	15.95
$16.34 - $19.55	562,084	6.8	18.08	377,883	6.0	18.82
	4,326,538	7.9	14.24	2,457,326	7.1	12.90

As of December 30, 2007, there was $5,572,000 of total unrecognized compensation cost related to nonvested share-based compensation grants which would be recognized over a weighted-average period of 1.4 years.

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

On December 14, 2006 the Company also amended all outstanding stock options under the Equity Plans by permitting optionees to pay both the exercise price and applicable minimum statutory withholding taxes by having the Company withhold shares that would have been issued to the optionee upon exercise (the “Net Exercise Features”).  By utilizing the Net Exercise Features, an optionee would not be required to tender the purchase price or applicable withholding taxes of the shares being acquired under the option in cash, but rather, upon exercise, the optionee would receive only such numbers of shares as is equal in value to the excess of the aggregate fair market value of the shares being purchased, based on the closing price of the Company’s stock on the exercise date, over the aggregate exercise price and applicable withholding taxes for those shares. The Net Exercise Features are permitted under SFAS 123(R) and, accordingly, such amendment did not result in any compensation expense to the Company.  The shares withheld from exercises of stock options under the Net Exercise Features in 2006 and 2007 are included in “Common shares received or withheld as payment in connection with exercises of stock options” and “Common shares withheld as payment for withholding taxes on capital stock transactions” in the table which summarizes changes in shares of common stock and common stock held in treasury in Note 16 and, for presentation purposes, have not been offset within “Common shares issued upon exercises of stock options” in that table.

Pursuant to an agreement the Company entered into for its own tax planning reasons, on December 29, 2005 the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer of the Company (the “Former Executives”) exercised an aggregate 649,599 Package Options and paid the exercise prices utilizing shares of the Company’s Class A and Class B Common Stock held by them and effectively owned by the Former Executives for more than six months at the dates the options were exercised.  In addition, shares of the Company’s Class A and Class B Common Stock from the exercise of these 649,599 Package Options were withheld to satisfy applicable minimum statutory withholding taxes.  The shares used to pay the Former Executives’ exercise prices and withholding taxes aggregated 457,502 and 915,003 shares of the Company’s Class A and Class B Common Stock, respectively.  On December 29, 2005 the Company then granted the Former Executives 457,502 and 915,003 Class A Options and Class B Options, respectively, to compensate the Former Executives for the unintended economic disadvantage relative to future price appreciation from the use of shares of the Company’s Class A and Class B Common Stock to pay the exercise prices and withholding taxes.  The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $16.78 and $14.94, respectively, on December 29, 2005, were fully vested at the grant date and had the same expiration dates as the corresponding exercised options.  As a result of a combination of the exercise of the Package Options and their subsequent replacement by the Company (the “Executive Option Replacement”), the Company was required to recognize compensation expense amounting to the intrinsic value of the 649,599 Package Options exercised of $16,367,000 based on the December 29, 2005 closing market prices of its Class A and Class B Common Stock.  See Note 28 for disclosure of additional stock options granted to the Former Executives which did not result in the recognition of any compensation expense under the intrinsic value method.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Pursuant to other agreements the Company entered into for its own tax planning reasons, on December 21, 2006 two of the Company’s then senior executive officers other than the Former Executives (the “Former Senior Officers”) exercised an aggregate 130,557 Package Options and 215,000 Class B Options utilizing the Net Exercise Features.  The Company withheld 83,932 and 352,518 shares of its Class A and Class B Common Stock, respectively, otherwise issuable in connection with the stock option exercises to satisfy the Former Senior Officers’ exercise prices and applicable minimum statutory withholding taxes.  On December 21, 2006 the Company then granted the Former Senior Officers 83,931 and 352,518 Class A Options and Class B Options, respectively, to compensate the Former Senior Officers for the unintended economic disadvantage relative to future price appreciation from the shares of the Company’s Class A and Class B Common Stock withheld by the Company to satisfy the exercise prices and withholding taxes.  The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $21.45 and $19.55, respectively, on December 21, 2006, were fully vested at the grant date and had the same expiration dates as the corresponding exercised options.  The Company recognized compensation expense of $1,758,000 during the year ended December 31, 2006 related to such options granted on December 21, 2006 representing the fair value of such awards.  During 2007, 33,367 and 66,734 Class A Options and Class B Options, respectively, expired unexercised.

The Company was obligated to grant 100,000 restricted shares of the Company’s Class B Common Stock to its current Chief Executive Officer (the “CEO”) and also Chief Executive Officer of Arby’s in accordance with the terms of an employment agreement effective April 13, 2006.  Such restricted shares (the “2006 Restricted Shares”) have both time vesting targets (66,667 shares) and performance vesting targets (33,333 shares).  As the performance vesting targets had not been agreed upon by December 31, 2006, pursuant to the CEO’s employment agreement, the Company could have been obligated to grant stock options to the CEO having a fair value equal to the market price of 100,000 restricted shares of the Company’s Class B Common Stock as of the April 13, 2006 date of commencement of the employment term.  The total fair value of such stock options would have aggregated $1,692,000 and would have been recognized ratably as compensation expense over the three-year vesting period which would have commenced retroactively as of April 13, 2006 had such options been issued instead of the restricted shares resulting in compensation expense of $742,000 during the year ended December 31, 2006.  As such, the Company recognized $742,000 as its estimate of the minimum related compensation expense during the year ended December 31, 2006 for the 2006 Restricted Shares.  The performance targets were agreed upon during 2007 and the Company recognized compensation expense of $495,000 during the year ended December 30, 2007 related to the 2006 Restricted Shares.  During 2007, 33,333 shares of the time vesting shares vested on the anniversary of the date of commencement.

2005 Restricted Shares

On March 14, 2005, the Company granted certain officers and key employees 2005 Restricted Shares consisting of 149,155 and 731,411 of Class A Common Stock and Class B Common Stock, respectively, under one of its Equity Plans (See Note 1).  The 2005 Restricted Shares initially vested ratably over three years, subject to meeting, in each case, certain increasing Class B Common Share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a Class B Common Share market price target of $18.50 per share.  During 2005, no shares vested but 1,491 shares were cancelled.  On March 14, 2006, the closing market price of the Class B Common Stock met the market price target, resulting in the vesting of one-third of the then outstanding 2005 Restricted Shares, less 994 shares which were cancelled.  On March 14, 2007, the closing market price of the Class B Common Stock met the market price target, resulting in the vesting of one-third of the then outstanding 2005 Restricted Shares, less 3,314 shares which were cancelled. On June 29, 2007, the Performance Compensation Subcommittee of the Company’s Board of Directors, in connection with the corporate restructuring (see Note 18), approved the vesting of the remaining one-third of the then outstanding 2005 Restricted Shares. Prior to January 2, 2006, the Company’s 2005 Restricted Shares were accounted for as variable plan awards since they vested only if the Company’s Class B Common Stock met certain market price targets.  The Company measured compensation cost for its 2005 Restricted Shares by estimating the expected number of shares that would ultimately vest based on the market price of its Class B Common Stock at the end of the year.  Based on the market prices of the Company’s Class A and Class B Common Stock as of January 1, 2006, the Company recognized aggregate unearned compensation of $11,602,000 in the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in capital.”  Such unearned compensation was recognized ratably as compensation expense over the vesting period of the related 2005 Restricted Shares and prior to the adoption of SFAS 123(R) was adjusted retrospectively based on the market price of the Class B Common Stock at the end of each period through January 1, 2006.  Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $5,551,000 with an equal offsetting reduction of “Additional paid-in capital” and commenced recognizing the remaining fair value of the 2005 Restricted Shares of $6,535,000, based on the original March 14, 2005 grant date fair value, as compensation expense ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

2007 Restricted Shares

On May 23, 2007, the Company granted certain officers and key employees, other than our current Chief Executive Officer, 159,300 restricted shares (the “2007 Restricted Shares”) of Class B Common Stock under one of its Equity Plans.  The 2007 Restricted Shares vest ratably over three years, subject to continued employment through each of the anniversary dates.  The price of the Company’s Class B Common Stock on the May 23, 2007 grant date was $15.84 and the resulting grant-date fair value is being recognized as compensation expense ratably over the vesting periods net of an anticipated amount of forfeitures.   For 2007, the compensation expense recognized relating to the 2007 Restricted Shares was $763,000.  No 2007 Restricted Shares were forfeited or vested during 2007.

    A summary of changes in the Company’s nonvested 2005 Restricted Shares and 2007 Restricted Shares is as follows:

	2005				2007
	Class A Common Stock		Class B Common Stock		Class B Common Stock
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Granted during 2005	149,155	$15.59	731,411	$14.75
Forfeited during 2005	-		(1,491)	14.75
Nonvested at January 1, 2006	149,155	15.59	729,920	14.75
Vested during 2006	(49,718)	15.59	(243,305)	14.75
Forfeited during 2006	-		(994)	14.75
Nonvested at December 31, 2006	99,437	15.59	485,621	14.75
Granted during 2007	-		-		159,300	$15.84
Vested during 2007	(99,437)	15.59	(482,307)	14.75	-
Forfeited during 2007	-		(3,314)	14.75	-
Nonvested at December 30, 2007	-		-		159,300	$15.84

    The total fair value of 2005 Restricted Shares which vested during 2006 and 2007 was $4,936,000 and $9,683,000, respectively, as of the March 14, 2006, March 14, 2007 and June 29, 2007 vesting dates.

Equity Instruments of Subsidiaries

Deerfield had granted membership interests in future profits (the “Profit Interests”) to certain of its key employees prior to 2005 for which no payments were required from the employees to acquire the Profit Interests.  The estimated fair market value at the date of grant of the Profit Interests was $2,050,000 in accordance with their fair market value and represented the probability-weighted present value of estimated future cash flows to those Profit Interests.  This estimated fair market value resulted in aggregate unearned compensation of $1,260,000, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in capital” at the date of grant.  The vesting of the Profit Interests varied by employee either vesting ratably in each of the three years ended August 20, 2007, 2008 and 2009 or 100% on August 20, 2007.  Accordingly, this unrecognized compensation cost was recorded as compensation expense as earned over periods of three or five years.  Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $743,000, net of minority interests, with an equal offsetting reduction of “Additional paid-in capital” and recognized the remaining fair value of the Profit Interests as compensation expense, less minority interests, ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.” The vesting of the portion of the Profit Interests scheduled to vest on February 15, 2008 was accelerated in connection with the corporate restructuring (see Note 18) and the remaining unamortized balance was recognized as compensation expense in 2007.

On November 10, 2005, the Company granted to certain members of its then management equity interests (the “Class B Units”) in TDH and Jurl which hold the Company’s respective interests in Deerfield and Jurlique.  The Class B Units consist of a capital interest portion reflecting the subscription price paid by each employee, which aggregated $600,000, and a profits interest portion of up to 15% of the equity interest of those subsidiaries in the respective net income of Deerfield and Jurlique and up to 15% of any investment gain derived from the sale of any or all of their equity interests in Deerfield or Jurlique.  The grant of the Class B Units resulted in aggregate unearned compensation of $10,880,000, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in-capital” in 2005.  The unearned compensation represented the excess of the estimated fair market value of the Class B Units as of the date of grant, which reflected the probability-weighted present value of estimated future cash flows to the Class B Units, over the $600,000 aggregate subscription price paid by the employees.  The profits interest portion of the Class B Units vest or vested ratably on each of February 15, 2006, 2007 and 2008. Accordingly, the unrecognized compensation cost was being recognized ratably as compensation expense over the three-year vesting period which commenced retroactively as of February 15, 2005. Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $5,038,000 with an equal offsetting reduction of “Additional paid-in capital” and recognized the remaining fair value of the Class B Units as compensation expense, less minority interests, ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”  On June 29, 2007, the Performance Compensation Subcommittee of the Company’s Board of Directors, in connection with the corporate restructuring (see Note 18), approved the vesting of the remaining portion of the Profit Interests and the recognition of the remaining unamortized balance as compensation expense in 2007.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The aggregate estimated fair value of the Equity Interests which vested, including the amount related to the accelerated vesting, during 2006 and 2007 were $3,633,000 and $2,240,000, respectively.

Share-Based Compensation Expense

As disclosed in Note 1, prior to January 2, 2006 the Company accounted for stock options and other share-based compensation in accordance with the intrinsic value method and, accordingly, did not recognize any compensation expense for those stock options granted at exercise prices equal to the fair market value of the common stock at the respective dates of grant.  Upon the adoption of SFAS 123(R) effective January 2, 2006, the Company began accounting for share-based compensation based on the fair value of the awards at the date of grant rather than the intrinsic value.  See Note 1 for disclosure of  the pro forma effects on net income (loss) and net income (loss) per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123.

Total share-based compensation expense and related income tax benefit and minority interests recognized in the Company’s consolidated statements of operations were as follows (in thousands):

	2005	2006	2007
Compensation expense related to stock options other than the Executive Option Replacement	$1,177	$7,500	$4,271
Compensation expense related to Restricted Shares	6,051	4,363	3,479
Compensation expense related to the Equity Interests	6,460	4,026	2,240
Compensation expense related to the Executive Option Replacement	16,367	-	-
Compensation expense credited to “Stockholders’ Equity”	30,055	15,889	9,990
Compensation expense related to dividends in 2005 and related interest in 2005, 2006 and 2007 on the 2005 Restricted Shares (a)	196	39	26
Total share-based compensation expense included in “General and administrative, excluding depreciation and amortization” except for $612,000 in 2005 which is included in “Facilities relocation and corporate restructuring”	30,251	15,928	10,016
Less:
Income tax benefit	(8,565)	(4,436)	(2,946)
Minority interests	(241)	(249)	(233)
Share-based compensation expense, net of related income taxes and minority interests	$21,445	$11,243	$6,837

(a)
Dividends of $191,000 that accrued on the 2005 Restricted Shares in 2005 were charged to compensation expense.  Upon adoption of SFAS 123(R) effective January 2, 2006, dividends of $551,000 and $148,000 that accrued on the 2005 and 2007 Restricted Shares in 2006 and 2007, respectively, were charged to “Retained earnings.”

(18) Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges in 2005 consisted of $11,961,000 related to the Company’s restaurant business segment and $1,547,000 of general corporate charges.  The charges in 2006 consisted of $108,000 related to the Company’s restaurant business segment and $3,165,000 of general corporate charges.  The charges in 2007 consisted of $652,000 related to the Company’s restaurant business segment and $84,765,000 of general corporate charges.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The charges in the restaurant segment for all years presented principally related to the Company combining its existing restaurant operations with those of RTM following the RTM Acquisition including relocating the corporate office of its restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia.  RTM and AFA concurrently relocated from their former facilities in Atlanta to the new offices in Atlanta.  The charges consisted of severance and employee retention incentives, employee relocation costs, lease termination costs and office relocation expenses.  The general corporate charges for 2005 and 2006 related to the Company’s decision in December 2005 not to relocate Triarc’s corporate offices from New York City to Rye Brook, New York.  The 2005 charge of $1,547,000 represented the Company’s estimate as of the end of 2005 of all future costs, net of estimated sublease rental income, related to the Rye Brook lease subsequent to the decision not to relocate the corporate offices.  During 2006, the Company decided to terminate the Rye Brook lease rather than continue its efforts to sublease the facility and incurred a charge of $3,165,000 principally representing a lease termination fee.

The general corporate charge for the year ended December 30, 2007 principally related to the ongoing transfer of substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia (the “Corporate Restructuring”).  In April 2007, the Company announced that it would be closing its New York headquarters and combining its corporate operations with its restaurant operations in Atlanta, Georgia, which is expected to be completed in early 2008.  Accordingly, to facilitate this transition, the Company entered into contractual settlements (the “Contractual Settlements”) with the Former Executives evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  Under the terms of the Contractual Settlements, the Chairman and former Chief Executive Officer agreed to a payment obligation consisting of cash and investments with a fair value of $50,289,000 as of July 1, 2007 and the Vice Chairman and former President and Chief Operating Officer agreed to a payment obligation (both payment obligations collectively, the “Payment Obligations”) consisting of cash and investments with a fair value of $25,144,000 as of July 1, 2007, both subject to applicable withholding taxes.  The Company funded the Payment Obligations to the Former Executives, net of applicable withholding taxes, by the transfer of cash and investments to deferred compensation trusts (the “2007 Trusts”) held by the Company as of their Separation Date (see Note 28  for detailed disclosure of the 2007 Trusts). The fair values of the 2007 Trusts at their distribution on December 30, 2007 were $47,429,000 for the Chairman and former Chief Executive Officer and $23,705,000 for the Vice Chairman and former President and Chief Operating Officer. As the Company did not fund the applicable withholding taxes on the Contractual Settlements until December 30, 2007 in an accommodation that provided us with additional operating liquidity through the end of 2007, the Chairman and former Chief Executive Officer and Vice Chairman and former President and Chief Operating Officer were paid additional amounts of $1,097,000 and $548,000, respectively, in connection with the Contractual Settlements, net of applicable withholding taxes, on December 30, 2007. The general corporate charge of $84,765,000 for the year ended December 30, 2007 includes (1) the fair value of the Payment Obligations paid to the Former Executives, excluding the portion of the Payment Obligations representing their 2007 bonus amounts of $2,349,000 and $1,150,000, respectively, which are included in “General and administrative, excluding depreciation and amortization” but including related payroll taxes and the additional amounts, (2) severance of $12,911,000 for two other former executives, excluding incentive compensation that is due to one of them for his 2007 period of employment with the Company, both including applicable employer payroll taxes, (3) severance and consulting fees of $1,739,000 with respect to other New York headquarters’ executives and employees and (4) a loss of $835,000 on properties and other assets at the Company’s former New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold during 2007 to an affiliate of the Former Executives (see Note 28), all as part of the Corporate Restructuring.  The Company expects to incur additional severance and consulting fees of $729,000 with respect to other New York headquarters’ executives and employees principally during the first half of 2008.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The components of facilities relocation and corporate restructuring charges in 2005, 2006 and 2007 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows (in thousands):

	2005
	Balance January 3, 2005	Provisions	Payments	Write-off of Related Assets	Credited to Additional Paid-in Capital	Balance January 1, 2006
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$-	$4,534	$(722)			$3,812
Employee relocation costs	-	4,380	(2,836)			1,544
Office relocation costs	-	1,554	(1,294)			260
Lease termination costs	-	774	-			774
	-	11,242	(4,852)			6,390
Non-cash charges:
Compensation expense from modified stock awards	-	612	-		$(612)	-
Loss on fixed assets	-	107	-	$(107)	-	-
	-	719	-	(107)	(612)	-
Total restaurant business segment	-	11,961	(4,852)	(107)	(612)	6,390
General Corporate:
Cash obligations:
Lease termination costs	-	1,547	(12)	-	-	1,535
	$-	$13,508	$(4,864)	$(107)	$(612)	$7,925

	2006
	Balance January 1, 2006	Provisions (Reductions) (a)	Payments	Balance December 31, 2006
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$3,812	$640	$(4,112)	$340
Employee relocation costs	1,544	(486)	(924)	134
Office relocation costs	260	(91)	(124)	45
Lease termination costs	774	45	(517)	302
Total restaurant business segment	6,390	108	(5,677)	821
General Corporate:
Cash obligations:
Lease termination costs (b)	1,535	3,165	(4,700)	-
	$7,925	$3,273	$(10,377)	$821

(a)	Reflects change in estimate of total cost to be incurred.
(b)	No General Corporate lease termination costs will be incurred after 2006.
	2007
	Balance December 31, 2006	Provisions	Payments	Write-off of Assets	Balance December 30, 2007	Total Expected to be Incurred	Total Incurred to Date
Restaurant Business Segment:
Cash obligations:
Severance and retention incentive compensation	$340	$15	$(355)			$5,189	$5,189
Employee relocation costs	134	637	(180)		$591	4,531	4,531
Office relocation costs	45	-	(45)		-	1,463	1,463
Lease termination costs	302	-	(302)		-	819	819
	821	652	(882)		591	12,002	12,002
Non-cash charges:
Compensation expense from modified stock awards	-	-	-		-	612	612
Loss on fixed assets	-	-	-		-	107	107
	-	-	-		-	719	719
Total restaurant business segment	821	652	(882)		591	12,721	12,721
General Corporate:
Cash obligations:
Severance and retention incentive compensation	-	83,930	(71,722)		12,208	84,659	83,930

Non-cash charges:
Loss on fixed assets	-	835	-	$(835)	-	835	835
Total general corporate	-	84,765	(71,722)	(835)	12,208	85,494	84,765
	$821	$85,417	$(72,604)	$(835)	$12,799	$98,215	$97,486

 (19) Impairment of Long-Lived Assets

The Company recognized impairment losses in its restaurant business segment and its former asset management business segment during 2005, 2006 and 2007 consisting of the following (in thousands):

	2005	2006	2007
Restaurant business segment:
Impairment of Company-owned restaurants:
Properties	$909	$2,433	$1,717
Franchise agreements	-	146	84
Computer software	11	10	28
Favorable leases	-	1,034	-
	920	3,623	1,829
Impairment of T.J. Cinnamons brand	499	406	794
	1,419	4,029	2,623
Asset management segment:
Impairment of internally developed financial model	-	-	3,025
Impairment of asset management contracts	459	1,525	1,113
Impairment of non-compete agreements	-	-	285
	459	1,525	4,423
	$1,878	$5,554	$7,046

    The Company-owned restaurants impairment losses in each year predominantly reflected (1) impairment charges resulting from the deterioration in operating performance of certain restaurants and (2) additional charges for investments in restaurants impaired in a prior year which did not subsequently recover.  The T.J. Cinnamons brand impairment losses resulted from the Company’s assessment of the brand which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products.  These impairment assessments resulted from (1) the corresponding reduction in anticipated T.J. Cinnamons unit growth and (2) lower than expected revenues and an overall decrease in management’s focus on the T.J. Cinnamons brand since 2005.  The charges related to the impairment of the asset management contracts reflected the write-off of their value resulting from early termination of CDOs and the related reduction of the Company’s asset management fees to be received and, in 2007 a CDO which no longer had any projected cash flows. In addition to the impairment of asset management contracts, the 2007 charge is also related to (1) anticipated losses on the sale of an internally developed financial model (see Note 28) and (2) impairment losses related to the early termination of non-compete agreements in connection with the Deerfield Sale. All of these impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Depreciation and amortization, excluding amortization of deferred financing costs” in the accompanying consolidated statements of operations.  The fair values of impaired assets discussed above were estimated to be the present values of the anticipated cash flows associated with each related Company-owned asset.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(20) Investment Income, Net

Investment income, net consisted of the following components (in thousands):

	2005	2006	2007
Interest income	$42,671	$72,552	$9,100
Distributions, including dividends	1,963	1,487	1,784
Realized gains on available-for-sale securities	6,657	7,263	21,009
Realized gains on sales of investment limited partnerships, similar investment entities and other Cost Investments	7,010	3,559	26,712
Realized gains on securities sold and subsequently purchased	4,061	2,334	-
Realized gain on a derivative other than trading	-	1,665	3,017
Realized losses on trading securities and trading derivatives	(853)	(11,995)	(909)
Unrealized gains (losses) on trading securities and trading derivatives	(5,392)	5,332	172
Unrealized gains (losses) on securities sold with an obligation to purchase	(64)	3,719	-
Unrealized gains (losses) on derivatives other than trading	1,255	(1,317)	1,406
Other Than Temporary Losses	(1,460)	(4,120)	(9,909)
Investment fees	(908)	(677)	(181)
Equity in earnings of an investment limited partnership	-	396	-
Premium received to induce conversion of a convertible debt security	396	-	-
	$55,336	$80,198	$52,201

The Other Than Temporary Losses in 2005 of $1,460,000 related primarily to the recognition of (1) $1,085,000 of impairment charges based on significant declines in the market values of four of the Company’s available-for-sale investments in publicly-traded companies and (2) $156,000 of impairment charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs.  The Other Than Temporary Losses in 2006 of $4,120,000 related primarily to (1) a $2,142,000 impairment charge related to a significant decline in the market value of one of the investments in two deferred compensation trusts (see Note 28), (2) $1,267,000 of impairment charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs, (3) $368,000 of impairment charges based on significant declines in the market values of two of the Company’s Cost Investments and (4) a $192,000 impairment charge based on a decline in the value of the Company’s investment in a debt mutual fund.  The Other Than Temporary Losses in 2007 of $9,909,000 related primarily to the recognition of (1) $8,693,000 of impairment charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDO and (2) $1,101,000 of impairment charges based on a significant decline in the market value of one of the Company’s available-for-sale investments.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(21) Gain (Loss) on Sale of Unconsolidated Businesses

    Gain (loss) on sale of unconsolidated businesses consisted of the following (in thousands):

	2005	2006	2007
Loss from the investment in the REIT of the shares distributed from the 2007 Trusts (Notes 8 and Note 28)			$(2,872)
Gain from sales of investment in Encore (Note 8)	$11,749	$2,241	2,558
Gain on sale of a portion of the investment in Jurlique (Note 8)	-	1,722	-
Non-cash gain from issuance of stock by Encore (Note 8)	226	18	-
Amortization of deferred gain on restricted Encore stock award to a former officer of the Company (Note 28)	626	-	-
Non-cash gain from issuance of stock in the 2005 REIT Offering (Note 8)	467	-	-
	$13,068	$3,981	$(314)
(22) Other Income (Expense), Net

Other income (expense), net consisted of the following income (expense) components (in thousands):

	2005	2006	2007
Equity in net earnings (losses) of investees (Note 8)	$2,985	$2,725	$(2,096)
Gain (loss) on foreign currency put and call arrangement (Note 13)	415	(420)	(877)
Interest income	299	969	725
Amortization of fair value of debt guarantees (Note 27)	271	192	618
Costs related to a strategic business alternative not consummated	-	(2,135)	(369)
Costs of a financing alternative not consummated	(1,516)	-	-
Costs of proposed business acquisitions not consummated	(1,376)	-	-
Other income	3,329	3,412	1,258
Other expenses	(528)	(47)	(301)
	$3,879	$4,696	$(1,042)

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

Prior to 2005, the Company sold (1) the stock of the companies comprising the Company’s former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”),  (2) the stock or principal assets of the companies comprising SEPSCO’s former utility and municipal services and refrigeration business segments (the “SEPSCO Discontinued Operations”) and (3) substantially all of its interests in a partnership and a subpartnership comprising the Company’s former propane business segment (the “Propane Discontinued Operations”).  The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company.

During 2006, the Company recorded a loss from operations of $412,000 which related entirely to the Restaurant Discontinued Operations.  During 2005, 2006 and 2007, the Company recorded additional gains from disposal of discontinued operations of $3,285,000, $283,000 and $995,000, respectively. The additional gain in 2005 resulted from the release of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examinations of certain of the Company’s state income tax returns, the sale of a former refrigeration property that had been held for sale and the reversal of a related reserve for potential environmental liabilities associated with the property that were assumed by the purchaser.  The additional gain in 2006 resulted from the release of reserves for state income taxes no longer required upon the expiration of the statute of limitations for examination of an additional state income tax return and the release of certain other accruals as a result of revised estimates to liquidate the remaining liabilities of the Beverage, SEPSCO and Propane Discontinued Operations, both net of the loss on disposal of the Restaurant Discontinued Operations. The additional gain in 2007 resulted from the release of reserves for state income taxes and related interest accruals no longer required on the settlement of a state income tax audit, net of an additional loss on disposal of the Restaurant Discontinued Operations relating to finalization of the leasing arrangements for the two closed restaurants.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The income (loss) from discontinued operations consisted of the following (in thousands):

	2005	2006	2007
Net sales	$-	$725	$-
Loss from operations before benefit from income taxes	$-	$(662)	$-
Benefit from income taxes	-	250	-
	-	(412)	-
Gain (loss) on disposal of businesses before benefit from income taxes	725	(721)	(247)
Benefit from income taxes	2,560	1,004	1,242
	3,285	283	995
Income (loss) from discontinued operations	$3,285	$(129)	$995

    Current liabilities relating to discontinued operations as of December 31, 2006 and December 30, 2007 consisted of the following (in thousands):

	Year-End
	2006	2007
Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations	$8,496	$6,639
Liabilities relating to the SEPSCO Discontinued Operations	556	573
Liabilities relating to the Restaurant Discontinued Operations	202	67
	$9,254	$7,279

    The Company expects that the liquidation of the remaining liabilities associated with its discontinued operations as of December 30, 2007 will not have any material adverse impact on its consolidated financial position or results of operations.  To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

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

    The effect of the consolidation of AFA was an increase to each of consolidated assets and liabilities in the accompanying consolidated balance sheets of $5,770,000 as of December 31, 2006 and $9,603,000 as of December 30, 2007.  In accordance with GAAP, the contributions to and expenses of AFA are both reported in, and accordingly offset in, “Advertising and promotions” in the accompanying consolidated statements of operations for the years ended January 1, 2006, December 31, 2006 and December 30, 2007 since the Company is acting in the capacity of an agent with regard to these contributions and expenses.

(25) Retirement Benefit Plans

The Company’s 401(k) defined contribution plans (the “401(k) Plans”) cover all of its employees who meet certain minimum requirements and elect to participate, including employees of Deerfield in its own plan through the date of the Deerfield Sale and RTM subsequent to the RTM Acquisition but excluding restaurant employees paid on an hourly basis and restaurant headquarters employees above a certain position level effective January 1, 2006 (see below regarding changes as of January 1, 2008). Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20%, 50% or 100%, depending on the respective plan, subject to certain limitations.  The 401(k) Plans provide for Company matching contributions at 25% of employee contributions up to the first 4% thereof, 50% of employee contributions up to the first 6% thereof or discretionary matching contributions (which were none for one plan and 25% of employee contributions for another plan), depending on the respective plan.  In addition, all but one of the 401(k) Plans permit discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the 401(k) Plans. However, effective January 1, 2006, contributions from certain highly compensated former corporate headquarters corporate employees and related Company matching and profit sharing contributions under one of these plans have been significantly restricted or prohibited. Effective as of January 1, 2008, the restaurant segment 401(k) Plan was amended to include a “Safe Harbor” matching formula which will allow participation of certain hourly and highly compensated employees. This amendment provides for Company matching contributions at 100% of employee contributions up to the first 3% thereof and 50% of employee contributions up to the next 2% thereof.  In connection with the matching and profit sharing contributions, the Company provided $1,367,000, $874,000 and $600,000 as compensation expense in 2005, 2006 and 2007, respectively.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

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

A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of the plans’ assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are (in thousands):

	2006	2007
Change in accumulated benefit obligations:
Accumulated benefit obligations at beginning of year	$4,848	$4,382
Service cost (consisting entirely of plan administrative expenses)	94	90
Interest cost	217	220
Actuarial gain	(347)	(325)
Benefit payments	(315)	(300)
Plan administrative and investment expense payments	(115)	(118)
Accumulated benefit obligations at end of year	4,382	3,949
Change in fair value of the plans’ assets:
Fair value of the plans’ net assets at beginning of year	3,696	3,722
Actual return on the plans’ assets	383	134
Company contributions	73	136
Benefit payments	(315)	(300)
Plan administrative and investment expense payments	(115)	(118)
Fair value of the plans’ net assets at end of year	3,722	3,574
Unfunded status at end of year	(660)	(375)
Unrecognized net actuarial and investment loss	1,084	831
Net amount recognized	$424	$456

The net amount recognized in the consolidated balance sheets consisted of the following (in thousands):

	Year-End
	2006	2007
Accrued pension liability reported in “Other liabilities”	$(660)	$(375)
Unrecognized pension loss reported in the “Accumulated other comprehensive income (loss)” component of “Stockholders’ equity”	1,084	831
Net amount recognized	$424	$456

Unrecognized pension loss in the above table consists entirely of unrecognized net loss since the Company’s defined benefit plans have no unrecognized prior service cost or net transition asset or obligation.  As of December 31, 2006 and December 30, 2007 each of the two plans have accumulated benefit obligations in excess of the fair value of the assets of the respective plan.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The components of the net periodic pension cost are as follows (in thousands):

	2005	2006	2007

Service cost (consisting entirely of plan administrative expenses)	$95	$94	$90
Interest cost	235	217	220
Expected return on the plans’ assets	(280)	(262)	(232)
Amortization of unrecognized net loss	50	48	26
Net periodic pension cost	$100	$97	$104

The amount included in accumulated other comprehensive income expected to be recognized in net periodic pension cost for 2008 is $25,000, consisting entirely of unrecognized net loss.  The unrecognized pension recovery in 2006 and 2007 and the loss in 2005, less related deferred income taxes, have been reported as “Recovery of unrecognized pension loss” and “Unrecognized pension loss,” respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders’ equity consisting of the following (in thousands):

	2005	2006	2007
Unrecognized pension recovery (loss):
Net gain (loss) arising during the year	$(364)	$468	$227
Amortization of unrecognized net loss to net periodic pension cost	50	48	26
	(314)	516	253
Deferred income tax (provision) benefit	114	(189)	(90)
	$(200)	$327	$163

    The actuarial assumptions used in measuring the net periodic pension cost and accumulated benefit obligations are as follows:

	2005	2006	2007
Net periodic pension cost:
Expected long-term rate of return on plan assets	7.5%	7.5%	6.5%
Discount rate	5.0%	5.0%	5.5%
Benefit obligations at end of year:
Discount rate	5.0%	5.5%	6.0%

The expected long-term rate of return on plan assets of 6.5% reflects the Company’s estimate of the average returns on plan investments and after giving consideration to the targeted asset allocation discussed below.

The effect of the decrease in the expected long-term rate of return on plan assets, used in determining the net periodic pension cost, from 2006 to 2007 resulted in an increase in the net periodic pension cost of $36,000.  The effect of the increase in the discount rate, used in determining the accumulated benefit obligation, from 2006 to 2007 resulted in a decrease in the accumulated benefit obligation of $188,000.  The effects of the increase in the discount rate and a change in the mortality table, both used in determining the accumulated benefit obligations, from 2005 to 2006 resulted in a decrease and increase in the accumulated benefit obligations of $223,000 and $132,000, respectively.

The weighted-average asset allocations of the two defined benefit plans by asset category at December 31, 2006 and December 30, 2007 are as follows:

	Year-End
	2006	2007

Debt securities	59%	60%
Equity securities	40%	38%
Cash and cash equivalents	1%	2%
	100%	100%

Since the benefits under the Company’s defined benefit plans are frozen, the strategy for the investment of plan assets is weighted towards capital preservation.  Accordingly, the target asset allocation is 60% of assets in debt securities with intermediate maturities and 40% in large capitalization equity securities.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The Company currently expects to contribute an aggregate $46,000 to its two defined benefit plans in 2008.

The expected benefits to be paid by the Company’s two defined benefit plans over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Fiscal Year(s)
2008	$334
2009	335
2010	339
2011	345
2012	346
2013-2017	1,666

 (26) Lease Commitments

The Company leases real property, leasehold interests, and restaurant, transportation, and office equipment.  Some leases which relate to restaurant operations provide for contingent rentals based on sales volume.  Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below.  In connection with the RTM Acquisition, the Company assumed numerous leases in 2005, consisting of the Sale-Leaseback Obligations (see Note 11), capitalized leases and operating leases.

Rental expense under operating leases consists of the following components (in thousands):

	2005	2006	2007

Minimum rentals	$45,556	$77,360	$79,484
Contingent rentals	1,371	3,172	2,711
	46,927	80,532	82,195
Less sublease income	3,438	8,957	9,131
	$43,489	$71,575	$73,064

The Company’s future minimum rental payments and sublease rental receipts, for noncancelable leases having an initial lease term in excess of one year as of December 30, 2007, are as follows (in thousands):

	Rental Payments			Sublease Rental Receipts
	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a) (b)
Fiscal Year
2008	$10,894	$11,088	$77,535	$996	$288	$7,015
2009	11,872	11,745	72,317	996	286	6,734
2010	12,011	11,554	66,437	996	276	6,215
2011	12,200	10,756	61,789	996	276	5,737
2012	14,363	8,795	57,635	996	276	4,548
Thereafter	140,387	87,645	404,573	5,867	2,161	19,819
Total minimum payments	201,727	141,583	$740,286	$10,847	$3,563	$50,068
Less amounts representing interest	95,830	69,228
Present value of minimum sale-leaseback and capitalized lease payments	$105,897	$72,355

(a)
Includes the rental payments under the lease for the Company’s former corporate headquarters and of the sublease for one of the floors covered under the lease to the Management Company (see Note 28).  Under terms of the sublease, such company is paying the Company approximately $113,000 per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the fair market value of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the floor.  Either such company or the Company may terminate the sublease upon sixty days notice.

(b)
Sublease rental receipts have been reduced by approximately $2,200,000 per year, in decreasing annual amounts through 2020, that will not be received in connection with subleases in effect as of December 30, 2007 that have been cancelled in the first quarter of 2008 in connection with a business acquisition (see Note 27).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

    As of December 30, 2007, the Company had $21,701,000 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” (see Note 9) and $37,604,000 of unfavorable leases included in “Other liabilities,” or $15,903,000 of net unfavorable leases.  The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been reduced by (1) the $15,903,000 of net unfavorable leases, (2) $15,082,000 of Straight-Line Rent, and (3) $187,000 of other related items and increased by $1,518,000 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent.  Estimated sublease future rental receipts exclude sublessor rental obligations for closed locations.

    The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable, in the accompanying consolidated balance sheet as of December 30, 2007 (see Note 11).

(27) Guarantees and Other Commitments and Contingencies

Guarantees

    National Propane retains a less than 1% special limited partner interest in the Company’s former propane business, now known as AmeriGas Eagle Propane, L.P. (“AmeriGas Eagle”).  National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify (the “Indemnification”) the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of December 30, 2007, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle.  National Propane’s principal asset is an intercompany note receivable from Triarc in the amount of $50,000,000 as of December 30, 2007. The Company believes it is unlikely that it will be called upon to make any payments under the Indemnification.  Prior to 2005, AmeriGas Propane L.P. (“AmeriGas Propane”) purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest.  Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest.  However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments if AmeriGas Propane required the repurchase or the Company would accelerate payment of deferred taxes of $35,900,000 as of December 30, 2007, including $34,503,000 associated with the gain on sale of the propane business and the remainder associated with other tax basis differences, prior to 2005, of the propane business if National Propane required the repurchase.  As of December 30, 2007 the Company has net operating loss tax carryforwards sufficient to offset the remaining deferred taxes.

    RTM guarantees the lease obligations (the “Affiliate Lease Guarantees”) of 10 RTM restaurants formerly operated by affiliates of RTM as of December 30, 2007.  The RTM selling stockholders have indemnified the Company with respect to the guarantee of the remaining lease obligations.  The Company’s obligation related to 13 additional leases formerly operated by affiliates of RTM was released during 2007 in conjunction with their assignment and/or termination.  In addition, RTM remains contingently liable for 17 leases for restaurants sold by RTM prior to the RTM Acquisition if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”).  The Company’s obligation related to 4 additional leases that had been sold by RTM prior to the RTM Acquisition was released during 2007 in conjunction with their assignment and/or termination.  The Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $39,000,000 and $18,000,000 as of December 31, 2006 and December 30, 2007, respectively, including approximately $33,000,000 and $14,000,000, respectively, under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through December 31, 2006 and December 30, 2007, respectively.  The estimated fair value of the Lease Guarantees was $1,506,000 as of the date of the RTM Acquisition based on the net present value of the probability adjusted payments which could have been required to be made by the Company.  Such amount was recorded as a liability by the Company in connection with the RTM Acquisition purchase price allocation reflected in Note 3.  The liability, as reduced by approximately $500,000 included in “Other income (expense), net” in the accompanying 2007 consolidated statement of operations in connection with the release of the 17 leases discussed above, is being amortized to “Other income, net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time.  There remains an unamortized carrying amount of $1,156,000 and $540,000 included in “Other liabilities (expense)” as of December 31, 2006, and December 30, 2007, respectively, with respect to the Lease Guarantees.

Other Commitments and Contingencies

Pepsi Agreement

Effective January 1, 2006, the Company entered into agreements with PepsiCo, Inc. (“Pepsi”) to provide fountain beverage products and certain marketing support funding to the Company and its Arby’s franchisees.  The agreements require the Company and its Arby’s franchisees to purchase fountain beverage syrup (“Syrup”) from Pepsi at certain preferred prices until a contractual gallonage total has been reached.  In connection with these contracts, the Company and AFA, as representative for the Arby’s franchisees, received certain upfront fees at the inception of the contract which are being amortized based on Syrup usage over the contract term.  In addition, there are various fees that are based on Pepsi’s annual expectation of the Company’s Syrup usage which are received on an annual basis and are amortized over that annual usage.  Any unamortized amounts are included  in “Deferred income”  and excess amounts resulting from Pepsi’s annual Syrup usage estimate are included in “Accounts receivable”, both in the accompanying consolidated balance sheets.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Purchases made by the Company during 2006 and 2007 amounted to $6,082,000 and $7,508,000, respectively.  Future purchases by the Company under this commitment are estimated to be approximately $8,156,000 per year, aggregating approximately $73,402,000 over the remaining life of the contract based on current preferred prices and the current ratio of sales at Company-owned restaurants to franchised Arby’s restaurants.  As of December 30, 2007, $815,000 is due from Pepsi and included in “Accounts receivable” for the excess Syrup usage in 2007 over Pepsi’s original annual estimate.  In addition, there is $6,075,000 included in “Deferred income” as of December 30, 2007 relating to the unamortized upfront fees received at the inception of the Pepsi contract.

Capital Expenditures Commitments

    As of December 30, 2007, the Company has $22,900,000 of outstanding commitments for capital expenditures, of which $15,900,000 is expected to be paid in 2008.

Business Acquisition

During January, 2008 we purchased 41 existing franchised Arby’s restaurants for an aggregate purchase price of approximately $15,000,000, including the payment of approximately $9,200,000 of cash and an assumption of approximately $5,800,000 of debt.  Prior to the closing, the Company was the sublessor for 27 of the locations that were purchased (see Note 26).

Dues Prepayment

AFA incurred costs in December for a national advertising event which resulted in advertising expenses in excess of dues collected for 2007.  To partially fund the deficit resulting from the December 2007 advertising event, Arby’s prepaid an aggregate of $3,500,000 of its 2008 dues to AFA in January 2008.  The prepayment will be recouped by reducing future payments of dues by our restaurant segment to AFA, with the total expected to be recouped before the end of the 2008 third quarter.

 (28) Transactions with Related Parties

Prior to 2005 the Company provided aggregate incentive compensation of $22,500,000 to the Former Executives which had been invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit.  As of December 31, 2006, the obligation to the Former Executives related to the Deferred Compensation Trusts was $35,679,000 and was reported as noncurrent “Deferred compensation payable to related parties” in the accompanying consolidated balance sheet. This obligation was settled effective July 1, 2007 as a result of the Former Executives’ resignation and the assets in the Deferred Compensation Trusts were either distributed to the Former Executives or used to satisfy withholding taxes.  In addition, the Former Executives paid $801,000 to the Company during 2007 which represented the balance of withholding taxes payable on their behalf. As of December 31, 2006, the assets in the Deferred Compensation Trusts consisted of $13,409,000 included in “Investments,” which did not reflect the unrealized net increase in the fair value of the investments of $9,309,000 because the investments were carried under the cost method of accounting, $1,884,000 included in “Cash and cash equivalents” and $11,077,000 included in “Investment settlements receivable” in the accompanying consolidated balance sheet.  As of the settlement date, the obligation was $38,195,000 which represented the then fair value of the assets held in the Deferred Compensation Trusts.  Deferred compensation expense of $2,235,000, $1,720,000 and $2,516,000 was recognized in 2005, 2006 and 2007 through the settlement date, respectively, for net increases in the fair value of the investments in the Deferred Compensation Trusts.  Under GAAP, the Company was unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the Cost Method.  Accordingly, the Company recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $1,814,000, ($1,002,000) and $8,653,000 in 2005, 2006 and 2007 through the settlement date, respectively.  The net investment income during 2005 consisted of (1) realized gains from the sale of certain Cost Method investments in the Deferred Compensation Trusts of $2,026,000 which included increases in value prior to 2005 of $1,629,000 and (2) interest income of $122,000, less management fees of $334,000. The net investment loss during 2006 consisted of an impairment charge of $2,142,000 related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which the Company deemed to be other than temporary and management fees of $36,000, less realized gains from the sale of certain Cost Method investments of $586,000, which included increases in value prior to 2006 of $395,000, equity in earnings of an Equity Method investment purchased and sold during 2006 of $396,000 and interest income of $194,000.  The net investment income during 2007 consisted of $8,449,000 of realized gains almost entirely attributable to the transfer of the investments to the Former Executives and $222,000 of interest income, less management fees of $18,000. Realized gains, interest income, investment management fees and the other than temporary loss are included in “Investment income, net” and deferred compensation expense (reversal) is included in “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

In October 2007, there was a settlement of a lawsuit related to an investment that had been included in the Deferred Compensation Trusts.  The terms of the Contractual Settlements included provisions pursuant to which the Former Executives would be responsible for any settlement amounts under this lawsuit.  As a result, the Former Executives were responsible for the approximate $1,500,000 settlement cost.  The Company reduced both its deferred compensation expense included in “General and administrative, excluding depreciation and amortization” and its “Investment income, net” in the accompanying consolidated statements of operations for 2007 to reflect the responsibility of the Former Executives for the settlement.  The Company received the reimbursements from the Former Executives, net of the tax withheld during 2007 and an adjustment of the settlement amount in the first quarter of 2008, paid the settlement amount during 2007 and expects to receive a refund for the applicable taxes withheld with the respective payroll tax return filings in early 2008.

    Prior to 2005, the Former Executives elected to defer the receipt of certain shares issuable upon the exercise of stock options.  The 1,695,118 Class A Common Shares and 3,390,220 Class B Common Shares resulting from their exercise were held in two additional deferred compensation trusts (the “Additional Deferred Compensation Trusts”) until their release in December 2005.  The Company did not record any income or loss from the change in the fair market value of the Additional Deferred Compensation Trusts since the trusts were invested in the Company’s own common stock.  The Former Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2008.  However, pursuant to an agreement the Company entered into for its own tax planning reasons, on December 29, 2005 the Company accelerated the delivery of all of the shares and related cash dividends held in the Additional Deferred Compensation Trusts to the Former Executives.  An aggregate 756,441 and 1,512,883 shares of the Company’s Class A and Class B Common Stock, respectively, and related cash dividends of $2,879,000 were withheld by the Company to satisfy the Former Executives’ statutory withholding taxes.  Additionally, on December 29, 2005 the Company granted the Former Executives 756,441 and 1,512,883 Class A Options and Class B Options, respectively, to compensate the Former Executives for the unintended economic disadvantage relative to future price appreciation from the use of shares of the Company’s Class A and Class B Common Stock to pay the withholding taxes.  The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $16.78 and $14.94, respectively, on December 29, 2005, were fully vested at the grant date and expire on January 1, 2009.  This replacement of stock options by the Company did not result in additional compensation expense to the Company under the intrinsic value method since the shares in the Additional Deferred Compensation Trusts were effectively owned for more than six months at the date the new options were granted.  Also pursuant to the agreement with the Company, the Former Executives exercised options and the Company issued new options to compensate for the loss of the potential future appreciation of the shares tendered to pay the exercise price and shares withheld to satisfy taxes.  See Note 17 for further disclosure of share-based compensation.

    As part of its overall retention efforts, the Company provided certain of its former executives and current and former employees, the opportunity to co-invest with the Company in certain investments and prior to 2005 made related loans to management.  As of December 31, 2006, all of these loans have been settled and the Company no longer makes any such loans.  The Company and certain of its management have two remaining co-investments which had outstanding loan balances that were settled in 2006:  (1) K12 Inc. (“K12”) and (2) 280 BT. 280 BT is a limited liability holding company principally owned by the Company and former company management that, among other things, invested in operating companies.  The investment in K12 is directly in the operating company and included investments by the Former Executives. A significant portion of the Company’s investment and one third of the direct investment made by the Former Executives in K12 were sold in connection with its initial public offering of common stock during 2007 in which the Company realized a gain of $2,389,000 included in “Investment income, net.”

    Information pertaining to the two remaining co-investments is as follows (dollars in thousands):

	K12	280 BT
Ownership percentages at December 30, 2007:
Company	0.4%	80.1% (a)
Former officers of the Company	0.2%	11.2%
Other	99.4%	8.7%

(a)
Includes the effect of the surrender by former Company officers of portions of their respective co-investment interests in 280 BT to the Company in settlement of non-recourse notes of $723,000 in 2006, which increased the Company’s ownership percentage to 80.1% at December 31, 2006.  Such settlements in 2006 resulted in reductions of the minority interests in 280 BT of $300,000 as a result of the Company now owning the surrendered interests.

In addition to the co-investments set forth in the preceding table, the Company and certain of its officers, including entities controlled by them, invested in Encore (see Note 8).  The Company’s direct ownership of Encore, which was 0.4% after the 2007 sale of a substantial portion of its holdings in Encore, was contributed to and subsequently distributed by the 2007 Trusts to the Former Executives in connection with the Contractual Settlements. In 2005, $602,000 was amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” for the vesting of a restricted stock award of Encore stock to a former officer.  An approximately equal offsetting deferred gain was amortized to income included in “Gain on sale of unconsolidated businesses” (see Note 21).  As a result of the 2007 sale of a substantial portion of our interest in Encore, we no longer had the ability to exercise significant influence over operating and financial policies of Encore and we ceased accounting for our then remaining investment in Encore under the equity method.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

In connection with the Deerfield Sale (see Note 3), the Company sold the 63.6% capital interest in Deerfield that it owned as of December 31, 2006 to the REIT.  The remaining Deerfield capital interests at December 31, 2006 that were owned directly or indirectly by executives of Deerfield, including one who was also a former director of the Company, were also sold to the REIT in connection with the Deerfield Sale.  All related rights that the Company had to acquire the capital interests of Deerfield owned by two of Deerfield’s executives were cancelled at that time. In addition, the rights of those two executives to require the Company to acquire their economic interests were also cancelled in connection with the Deerfield Sale (see below for the discussion of the severance agreement with of one of these executives).

Prior to 2005, the Company purchased 1,000,000 shares of the REIT (see Note 8) for $15,000,000, and certain former officers (the “REIT Stock Purchasers”) purchased 115,414 shares of the REIT for a cost of $1,731,000.  Such shares were all purchased at the same price and terms as those shares purchased by third-party investors pursuant to the 2004 REIT Offering. Certain of the REIT Stock Purchasers, but not the Company, acquired additional shares subsequent to the 2004 REIT Offering at various prices in open-market transactions.  The Company, through the date of the Deerfield Sale, was the investment manager of the REIT and, subsequent to the Deerfield Sale, maintains one seat on its Board of Directors.  Prior to 2005, the Company received the Restricted Investments (see Note 8) consisting of 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT, which represented share-based compensation granted in consideration of the Company’s management of the REIT.  The restricted stock and options vested one-third each in 2005 through 2007. In addition, during 2006 and 2007 the Company received 52,202 and 20,817 shares, respectively, of REIT common stock representing management incentive fees. In May 2006, the Company made a restricted stock award of 49,771 shares of the REIT owned by it to two of its then executives serving the REIT.  In connection with this award, the Company recorded the $650,000 fair market value of the REIT shares as of the date of grant as “Deferred costs and other assets”. The vesting of the shares, which was originally a three-year, ratable vesting period commencing in February 2007, was accelerated in connection with the Deerfield Sale and the full amount was amortized to “Depreciation and amortization, excluding amortization of deferred financing costs” through that date. In addition, in March 2007, the Company granted an aggregate of 97,403 of the vested REIT Restricted Shares owned by the Company as restricted stock to additional then employees of the Company. The vesting of the shares is ratably over a three-year period with the first one-third vesting in February 2008.  With the exception of the March 2007 grant of the vested REIT Restricted Shares to employees, all of the REIT Restricted Shares were distributed to the members immediately prior to the Deerfield Sale. In connection with this award, the Company recorded the $1,500,000 fair market value of REIT shares as of the date of grant as “Deferred costs and other assets.”  The distribution did not affect the Equity Method accounting for those shares.  The remaining aggregate 205,642 unrestricted REIT Common Stock and the 9,629,368 REIT preferred shares received in connection with the Deerfield Sale held by the Company represent an ownership percentage in the REIT of 14.7% at December 30, 2007, on an as-if fully converted basis. Certain former officers of Triarc have an approximate 1.5% ownership interest in the REIT as of December 30, 2007.  All of these transactions that involve the Company’s ownership in the REIT are disclosed in more detail in Note 8.

In accordance with an employment agreement with a then executive of Deerfield who was also a director of the Company through June 2007, Deerfield incurred expenses in 2005, 2006 and 2007 through the date of the Deerfield Sale of $617,000, $478,000 and $170,000, respectively, included in “General and administrative, excluding depreciation and amortization” in the accompanying consolidated statements of operations, to reimburse an entity of which the executive is the principal owner for operating expenses related to the business usage of an airplane.  As of December 31, 2006, the Company had a remaining payable to this entity of $46,000 included in “Accounts payable” in the accompanying consolidated balance sheet which was paid in 2007.

Immediately prior to the Deerfield Sale, the Company and this executive entered into an agreement whereby such executive agreed to resign as an officer and director of Deerfield upon the completion of the Deerfield Sale (the “Deerfield Severance Agreement”). In exchange, the Company agreed to a severance package of approximately $2,600,000 which is included in “General and administrative, excluding depreciation and amortization” in the accompanying consolidated statements of operations. The severance package is a continuing liability of Deerfield and, as it will not be paid by the Company, there is an equally offsetting amount included in the gain related to the Deerfield Sale included in the “Gain on sale of consolidated business.”  In addition, the Deerfield executive and his affiliates waived their right to require the Company to purchase their capital interests but maintained their existing member rights, including participation in the Deerfield Sale transaction.

    In connection with the sale to a former executive of Deerfield of an internally developed financial model that the Company’s former asset management segment chose not to use, in the fourth quarter of 2007, the Company recorded a gain of approximately $300,000.  During the third quarter of 2007, the Company recognized a $3,000,000 impairment charge, which is included in “Depreciation and amortization, excluding amortization of deferred financing costs” in the accompanying consolidated statements of operations, related to the then anticipated loss on the sale of the model. This former executive also had certain rights which would have required the Company to acquire his economic interests in Deerfield through July 2008, which were cancelled in connection with the Deerfield Sale.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The Company was being reimbursed by the Former Executives for incremental operating expenses related to certain personal usage of corporate aircraft through the date of the Contractual Settlements.  Such reimbursements for 2005, 2006 and 2007 through July 1, 2007 amounted to $683,000, $620,000 and $668,000, respectively and have been recognized as a reduction of “General and administrative, excluding depreciation and amortization” in the accompanying consolidated statements of operations.

In connection with the Corporate Restructuring discussed in Note 18, the Company entered into a series of agreements with the Former Executives and a management company (the “Management Company”) formed by the Former Executives and a director, who is also the former Vice Chairman of the Company (collectively, the “Principals”).  These agreements are described in the paragraphs set forth below.

On November 1, 2005, the Principals started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by the Principals and certain other former senior executives of the Company (the “Management Company Employees”) through the Management Company.  Until June 29, 2007, the Management Company Employees continued to receive their regular compensation from the Company and the Company made their services available, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. Through June 29, 2007 (see below) the Company was reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs for periods both before and after the launch of the Equity Funds.  Such allocated costs for 2006 and 2007 through June 29, 2007 amounted to $4,345,000 and $2,515,000, respectively, and have been recognized as reductions of “General and administrative, excluding depreciation and amortization” in the accompanying consolidated statements of operations.  As discussed further below, effective June 29, 2007 the Management Company Employees became employees of the Management Company and are no longer employed by the Company.  Subsequent to June 29, 2007, the Company continued to provide, and was reimbursed for, some minimal support services to the Management Company.  The Company has reduced its incentive compensation expense for 2006 and 2007 through June 29, 2007 by $7,400,000 and $2,700,000, respectively, for the Management Company’s allocable portion of the incentive compensation attributable to the Management Company Employees for 2006 and the first six months of 2007.  In addition, in July 2007, the Company paid $171,000 to the Management Company representing the obligation for accrued vacation of the Management Company Employees as of June 29, 2007 assumed by the Management Company.

    As part of the agreement with the Former Executives and in connection with the Corporate Restructuring, the Company has entered into a two-year transition services agreement (the “Services Agreement”) with the Management Company beginning June 30, 2007 pursuant to which the Management Company provides the Company with a range of professional and strategic services.  Under the Services Agreement, the Company is paying the Management Company $3,000,000 per quarter for the first year of services and $1,750,000 per quarter for the second year of services.  The Company incurred $6,000,000 of such service fees for 2007, which are included in “General and administrative, excluding depreciation and amortization” in the accompanying consolidated statement of operations. In addition, effective as of December 28, 2007, the Company and the Management Company entered into an amendment to the Services Agreement providing for the payment to the Management Company of additional fees of $2,750,000, for which the services were rendered during 2007, which will be payable during 2008 and are included in the “Accrued expenses and other liabilities” in the accompanying consolidated balance sheet are attributable to the unanticipated and extensive time commitment of Management Company personnel during 2007.  The additional fees in connection with a potential acquisition by our restaurant segment are included in “Deferred costs and other assets” and those related to the Deerfield Sale are included in the calculation of the “Gain on sale of consolidated business”.

In December 2005, the Company invested $75,000,000 in the Equities Account which is managed by the Management Company and generally co-invests on a parallel basis with the Equity Funds and had a carrying value of $99,320,000 as of December 30, 2007 (see Note 8).  The Principals and certain former employees have invested in the Equity Funds.  Through June 29, 2007, the Management Company had agreed not to charge the Company, the Principals or the former employees any management fees with respect to their investments. In April 2007, in connection with the Corporate Restructuring, the Company entered into an agreement under which the Management Company will continue to manage the Equities Account until at least December 31, 2010, the Company will not withdraw its investment from the Equities Account prior to December 31, 2010 and, beginning January 1, 2008, the Company will pay management and incentive fees to the Management Company in an amount customary for unaffiliated third party investors with similarly sized investments.  In accordance therewith, the amounts held in the Equities Account as of December 30, 2007 are reported as noncurrent assets in the accompanying consolidated balance sheet and principally consist of $55,961,000 included in “Investments” and $43,356,000 included in “Restricted cash equivalents.”  As of December 30, 2007, the Equities Account also included derivatives related to these non-current investments in a liability position of $310,000 and are included in “Other liabilities” in the accompanying consolidated balance sheet.

On June 29 and July 1, 2007, the Company funded the payment of the obligations due to the Former Executives under the Contractual Settlements disclosed in Note 18, net of applicable withholding taxes of $33,994,000, in the 2007 Trusts.  The payment of the cash and investments in the 2007 Trusts, which reflected any investment income or loss, and additional amounts related to the applicable withholding taxes not funded into the 2007 Trusts (see Note 18), was paid to the Former Executives on December 30, 2007, six months following their June 29, 2007 Separation Date.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

In July 2007, as part of the Corporate Restructuring, the Company sold substantially all of the properties and other assets it owned and used at its former New York headquarters to the Management Company for an aggregate purchase price of $1,808,000, including $140,000 of sales taxes.  The assets sold included computers and other electronic equipment and furniture and furnishings. The Company recognized a loss of $835,000, which is included in the corporate restructuring charge as disclosed in Note 18, with respect to the assets sold, principally reflecting assets for which the fair value was less than book value.

 In July 2007, the Company entered into an agreement under which the Management Company is subleasing (the “Sublease”) one of the floors of the Company’s former New York headquarters effective July 1, 2007.  Under the terms of the Sublease, the Management Company is paying the Company approximately $113,000 per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the fair market value of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the floor.  Either the Management Company or the Company may terminate the Sublease upon sixty days notice.  The Company recognized $680,000 from the Management Company under the Sublease for 2007 which has been recorded as a reduction of “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statement of operations.

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

In August 2007, the Company entered into time share agreements whereby the Principals and the Management Company may use the Company's corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft. Such reimbursements for the period from July 2, 2007 through December 30, 2007 amounted to $1,095,000 and have been recognized as a reduction of “General and administrative, excluding depreciation and amortization” in the accompanying consolidated statements of operations.  As of December 30, 2007, the Company was owed $408,000 and $197,000 by the Principals and the Management Company, respectively, which was received in 2008.

    The Company has granted the Management Company the right, at its option, to assume the Company’s 25% fractional interest in a helicopter (the “Helicopter Interest”) on October 1, 2008. If the Management Company assumes the Helicopter Interest, it will pay the Company a lump sum amount equal to what the Company would have received under the relevant agreement if the Company exercised its right to sell its Helicopter Interest on October 1, 2008, which is equal to the then fair value, less a remarketing fee. The Management Company has been paying the monthly management fee and all other costs related to the Helicopter Interest to the owner since July 1, 2007 on behalf of the Company and will continue to pay such expenses through October 1, 2008. Should the Management Company determine not to exercise its assumption option on October 1, 2008, the Company will exercise the option available to it on the same date to terminate the Helicopter Interest and will receive the then fair value payment from the owner, less a remarketing fee.  In either case, subsequent to October 1, 2008, the Company will have no further rights or obligations under the agreements applicable to the Helicopter Interest. At December 30, 2007, approximately $1,800,000 representing the estimated current value of the Helicopter Interest is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet.

All of these agreements with the Former Executives and the Management Company were negotiated and approved by a special committee of independent members of the Company’s board of directors (the “Special Committee”).  The Special Committee was advised by independent outside counsel and worked with the compensation committee and the performance compensation subcommittee of the Company’s board of directors and its independent outside counsel and independent compensation consultant.

At January 1, 2006, the Company had a note receivable of $519,000 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition.  The principal amount of the note was reported as the “Note receivable from non-executive officer” component of “Stockholders’ equity” in the Company’s accompanying consolidated statement of stockholders' equity as of January 1, 2006.  The note bore interest at a bank base rate plus 2%.  The note together with $41,000 of accrued interest was repaid by the officer in June 2006.  The Company recorded $20,000 and $21,000 of interest income on this note during 2005 and 2006, respectively.

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

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

Following the RTM Acquisition, the Company provided certain management services to certain affiliates of RTM that the Company did not acquire including information technology, risk management, accounting, tax and other management services through May 7, 2006.  The Company charged a monthly fee of $36,000 plus out-of-pocket expenses for such services which aggregated $193,000 and $150,000 during 2005 and 2006, respectively, and was recognized as a reduction of “General and administrative, excluding depreciation and amortization” expenses in the accompanying consolidated statements of operations.  In connection therewith, $35,000 was due to the Company as of January 1, 2006 which was included in “Accounts and notes receivable” in the accompanying consolidated balance sheet and was collected in 2007.  The Company believes that these fees approximated the cost to the Company of providing the management services.  On May 7, 2006, these affiliates of RTM were sold to an unrelated third party.  In addition, the Company continued to have limited transactions with certain of these affiliates through May 7, 2006 which resulted in the Company recording during 2005 and 2006 (1) rental income of $26,000 and $22,000, respectively, for a restaurant leased to one of the affiliates and (2) royalty expense of $10,000 in each of the years related to the use of a brand owned by one of these affiliates in four Company-owned restaurants.  Further, as of January 1, 2006, the Company had a receivable of $248,000 from an affiliate principally for payroll costs incurred on the affiliate’s behalf by RTM prior to the RTM Acquisition which was collected during 2006.

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

During 2007 the Company paid $1,600,000 to settle a post-closing purchase price adjustment provided for in the agreement and plan of merger pursuant to which the Company acquired RTM. The sellers of RTM included certain current officers of a subsidiary of the Company and a current director of the Company.  The Company has reflected such payment as an increase in “Goodwill” included in the accompanying consolidated balance sheet (see Note 3).

In 2005, 2006 and 2007 the Company made charitable contributions of $1,303,000, $100,000 and $575,000, respectively, to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors.  The 2005 contribution included $1,000,000 in connection with the RTM Acquisition.  In addition, during 2006 the Company paid $502,000 of expenses on behalf of the Foundation primarily utilizing funds reimbursed to it by Pepsi as provided for by the Pepsi contract (see Note 27).

The Company’s former President and Chief Operating Officer had an equity interest in a franchisee that owns an Arby’s restaurant.  That franchisee was a party to a standard Arby’s franchise license agreement and paid to Arby’s fees and royalty payments that unaffiliated third-party franchisees pay.  Under an arrangement that pre-dated the acquisition of units from Sybra, Sybra managed the restaurant for the franchisee; however, the Company did not receive any compensation for its services during 2005 or 2006.  In November 2006, the Company acquired the assets of the franchisee for $121,000 in cash, its approximate fair value, which was entirely used to satisfy outstanding liabilities of the franchisee.  The Company’s former President and Chief Operating Officer did not receive any portion of the proceeds from this sale.

During 2005, the Company sold one of its restaurants to a former employee for $408,000 in cash, which resulted in a loss of $235,000 recognized in “Depreciation and amortization, excluding amortization of deferred financing costs,” including the write-off of $423,000 of allocated goodwill (see Note 9).  The Company believes that such sale price represented the then fair value of the restaurant.

During 2006, the Company sold nine of its restaurants to a former officer of its restaurant segment for $3,400,000 in cash, which resulted in a pretax gain of $570,000 recognized as a reduction of "Depreciation and amortization, excluding amortization of deferred financing costs," net of the write-off of, among other assets and liabilities, allocated goodwill of $2,091,000 (see Note 9).  The Company believes that such sale price represented the then fair value of the nine restaurants.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(29) Legal and Environmental Matters

In 2001, a vacant property owned by Adams, an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  The Company, its consultants and outside counsel are presently reviewing this option and no decision has been made on a course of action based on the FDEP’s offer.  In January 2008, Adams replied to the FDEP requesting an extension of time to April 30, 2008 to respond to the May 1, 2007 letter while Adams continues to work on potential solutions to the matter. Nonetheless, based on amounts spent prior to 2005 of $1,667,000 for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, the Company expects that the final resolution of this matter will not have a material effect on the Company’s financial position or results of operations.

In addition to the environmental matter described above, the Company is involved in other litigation and claims incidental to its current and prior businesses.  Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $700,000 as of December 30, 2007.  Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves and our insurance coverages, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(30) Business Segments

The Company managed and internally reported its operations as two business segments through the date of the Deerfield Sale: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”).  Restaurants include RTM effective with the RTM Acquisition on July 25, 2005.  Asset Management consisted entirely of Deerfield through the date of the Deerfield Sale. The Company evaluated segment performance and allocated resources based on each segment’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs (“Depreciation and Amortization”).  Operating profit (loss) is computed as revenues less operating expenses.  In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses are not considered.  Identifiable assets by segment were those assets used in the Company’s operations of each segment.  Subsequent to the date of the Deerfield Sale, the Company’s operations consist solely of the restaurant segment activity but it continues to measure the results of its operations and review its identifiable assets in the same manner. General corporate assets consist primarily of cash and cash equivalents, restricted cash equivalents, short-term investments, REIT Preferred Stock and REIT Notes in 2007, investment settlements receivable, non-current investments and properties.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

The following is a summary of the Company’s segment information (in thousands):

	2005	2006	2007
Revenues:
Restaurants	$662,009	$1,155,272	$1,200,417
Asset Management	65,325	88,006	63,300
Consolidated revenues	$727,334	$1,243,278	$1,263,717
EBITDA:
Restaurants	$79,324	$149,912	$168,204
Asset Management	11,472	23,150	53,527
General corporate	(85,489)	(62,208)	(128,509)
Consolidated EBITDA	5,307	110,854	93,222
Less Depreciation and Amortization:
Restaurants	26,448	54,567	59,532
Asset Management	4,835	7,317	9,373
General corporate	5,387	4,343	4,417
Consolidated Depreciation and Amortization	36,670	66,227	73,322
Operating profit (loss):
Restaurants	52,876	95,345	108,672
Asset Management	6,637	15,833	44,154
General corporate	(90,876)	(66,551)	(132,926)
Consolidated operating profit (loss)	(31,363)	44,627	19,900
Interest expense	(68,789)	(114,088)	(61,331)
Insurance expense related to long-term debt	(2,294)	-	-
Loss on early extinguishments of debt	(35,809)	(14,082)	-
Investment income, net	55,336	80,198	52,201
Gain (loss) on sale of unconsolidated businesses	13,068	3,981	(314)
Other income (expense), net	3,879	4,696	(1,042)
Consolidated income (loss) from continuing operations before income taxes and minority interests	$(65,972)	$5,332	$9,414

    Investment income (loss), net, of Deerfield was $3,195,000, $3,040,000 and ($7,522,000) in 2005, 2006 and 2007 through the date of the Deerfield Sale.  EBITDA of the Asset Management segment included the gain on the Deerfield Sale of $40,193,000.

	Year-End
	2006	2007
Identifiable assets:
Restaurants	$1,079,509	$1,127,773
Asset Management	183,733	-
General corporate (1)	297,207	326,794
Consolidated total assets	$1,560,449	$1,454,567

(1)  General corporate identifiable assets at December 30, 2007 include the REIT investments described in Note 8.

 (31) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2006 and 2007.  The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  However, Deerfield, the Opportunities Fund and the DM Fund through their respective sale or redemption dates, reported on a calendar year ending on December 31.  Excluding Deerfield, the Opportunities Fund and the DM Fund, all of the Company’s fiscal quarters in 2006 and 2007 contained 13 weeks.  The Opportunities Fund has been included in this unaudited consolidated quarterly information through its effective redemption date of September 29, 2006. The DM Fund has been included in this unaudited consolidated quarterly financial information through its effective redemption date of December 31, 2006. Deerfield has been included in this unaudited consolidated quarterly financial information through the date of its sale of December 21, 2007.

	2006 Quarter Ended (a)
	April 2 (c)	July 2	October 1	December 31
	(In Thousands Except Per Share Amounts)

Revenues	$292,026	$307,617	$311,662	$331,973
Cost of sales, excluding depreciation and amortization	192,384	194,017	197,582	194,609
Cost of services, excluding depreciation and amortization	5,520	5,910	7,313	16,534
Operating profit (loss)	(260)	13,367	12,835	18,685
Income (loss) from continuing operations	(12,690)	3,370	784	(2,267)
Income (loss) from discontinued operations (Note 23)	(76)	(139)	(97)	183
Net income (loss)	(12,766)	3,231	687	(2,084)
Basic and diluted income (loss) per share from continuing operations and net income (loss) of Class A Common Stock and Class B Common Stock (b)	(.16)	.04	.01	(.02)

	2007 Quarter Ended
	April 1	July 1 (d)	September 30 (d)	December 30 (d)
	(In Thousands Except Per Share Amounts)

Revenues	$302,046	$316,821	$324,213	$320,637
Cost of sales, excluding depreciation and amortization	194,972	204,887	210,940	204,381
Cost of services, excluding depreciation and amortization	6,890	6,308	6,562	5,423
Operating profit (loss)	8,484	(68,455)	21,944	57,927
Income (loss) from continuing operations	7,210	(28,023)	3,731	32,168
Income (loss) from discontinued operations (Note 23)	(149)	-	-	1,144
Net income (loss)	7,061	(28,023)	3,731	33,312
Basic and diluted income (loss) per share from continuing operations and net income (loss) of:
Class A Common Stock	.07	(.30)	.04	.33
Class B Common Stock (b)	.08	(.30)	.04	.37

(a)	As adjusted for the adoption of FSP AIR-1 (see Note 16).

(b)
Basic and diluted income (loss) per share amounts for the quarters and the full years presented elsewhere have been calculated separately on a consistent basis with the annual calculations (see Note 4).  Accordingly, quarterly amounts may not add to the full year amounts because of differences in the weighted average shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.  Basic and diluted income (loss) per share for each of the Class A and Class B Common Shares are the same for the first and fourth quarters of 2006 and the second quarter of 2007 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations in each of those quarters.  The basic and diluted income per share for each of the Class A and Class B Common Shares are the same for the second and third quarters of 2006 and the first, third and fourth quarters of 2007 since the difference is less than one cent in each quarter.  The basic and diluted income (loss) per share from discontinued operations for each of the Class A and Class B Common Shares are less than one cent in each of the quarters in 2006 and in the first quarter of 2007 and one cent in the fourth quarter of 2007.

(c)
The loss from continuing operations and net loss for the quarter ended April 2, 2006 were materially affected by the loss on early extinguishment of debt of $12,544,000, or $8,028,000 after an income tax benefit of $4,516,000, arising from the effective conversion of Convertible Notes (see Note 12).

(d)
The operating profit (loss) was materially affected by (1) corporate restructuring charges of $79,044,000, $1,807,000 and $4,163,000 for the second, third and fourth quarters of 2007, respectively (see Note 18) and (2) by the $40,193,000 gain related to the Deerfield Sale (see Note 3) in the fourth quarters of 2007. The effect on net income (loss) for the second, third and fourth quarters was ($51,379,000), ($1,175,000) and $23,420,000, respectively, after income tax provision (benefit) of ($27,665,000), ($633,000) and $12,610,000, respectively.  In addition, net loss for the second quarter of 2007 was favorably affected by a $12,800,000 previously unrecognized prior year contingent tax benefit related to certain severance obligations to the Company’s Former Executives.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 30, 2007

(32) Subsequent Event (Unaudited)

    As of December 30, 2007, the financial statements included approximately $118,459,000 of REIT-related assets including the REIT Preferred Stock and the REIT Common Stock (see Note 8) and the REIT Notes.  Such amounts have been reduced by $11,075,000 of unrealized holding losses on the REIT Preferred Stock, which is included as a component of “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheet (see Note 3).

    In response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only mortgage-backed securities and on fee-based management activities.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by the further deterioration of the global credit markets and that, as a result, it has sold a significant portion of its agency and AAA-rated non-agency mortgage – backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities, all at a net loss of $233.0 million to the REIT.

    The Company is currently evaluating the impact these changes in the REIT’s investment holdings will have on the fair value and carrying value of its various investments in the REIT. We continue to monitor the situation in order to determine whether it will be necessary to record future impairment charges with respect to our investments in the REIT.

Item 9.                      Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure.

    Not applicable.

Item 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2007.  Based on that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as of December 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007.  The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of the system of internal control, management believes that, as of December 30, 2007, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP has issued a report dated February 29, 2008 on the Company’s internal control over financial reporting.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that as a result of our sale of Deerfield on December 21, 2007, that company is no longer within the scope of our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Triarc Companies, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Staff Position No. AUG-AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

Item 9B.                      Other Information.

Not applicable.

PART III
Items 10, 11, 12, 13 and 14.

The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2008 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.  Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee,” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV
Item 15.                      Exhibits and Financial Statement Schedules.

(a) 1.     Financial Statements:

      See Index to Financial Statements (Item 8).

2.   Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm

Schedule I -- Condensed Balance Sheets (Parent Company Only) – as of December 31, 2006 and December 30, 2007; Condensed Statements of Operations (Parent Company Only) – for the fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007; Condensed Statements of Cash Flows (Parent Company Only) – for the fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007.

All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item  8. Financial Statements and Supplementary Data.”

3.  Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 1155 Perimeter Center West, Atlanta, Georgia 30338.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of December 17, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated December 21, 2007 (SEC file No. 1-2207).

2.2
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

2.7
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

10.2	Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy (SEC file no. 1-2207).**
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

10.6	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 1-2207).**
10.7
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 1, 2005 (SEC file no. 1-2207).**

10.8
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207).**

10.9
Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).**

10.10
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

10.11
Form of Non-Incentive Stock Option Agreement under Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 27, 2003 (SEC file no. 1-2207).**

10.12
Form of Restricted Stock Agreement for Class A Common Stock under Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207). **

10.13
Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under Triarc’s 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).**

10.14
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

10.15
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

10.16
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

10.17
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.18
Amended and Restated Limited Liability Company Agreement of Jurl Holdings, LLC dated as of November 10, 2005, by and among Triarc Acquisition, LLC and the Class B members party thereto, incorporated herein by reference to Exhibit 10.4 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.19
Amended and Restated Limited Liability Company Agreement of Triarc Deerfield Holdings, LLC dated as of November 10, 2005, by and among Triarc Companies, Inc., Madison West Associates Corp. and the Class B members party thereto, incorporated herein by reference to Exhibit 10.5 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.20
Form of Triarc Deerfield Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.6 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).

10.21	Form of Jurl Holdings, LLC Class B Unit Subscription Agreement, incorporated herein by reference to Exhibit 10.7 to Triarc’s Form 10-Q for the period ended October 2, 2005 (SEC file no. 1-2207).
10.22
Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.23
Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.24
Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.25
Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.26
Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 7, 2006 (SEC file no. 1-2207).**

10.27
Amendment No. 2 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207). **

10.28
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207). **

10.29
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207). **

10.30
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207). **

10.31
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207). **

10.32
Employment Agreement dated April 13, 2006, between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207).**

10.33
Letter Agreement dated January 18, 2007, between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**

10.34
Letter Agreement dated as of March 23, 2007, between Roland C. Smith and Arby's Restaurant Group, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (SEC file no. 1-2207). **

10.35	Letter Agreement dated May 27, 2005, between Arby’s Restaurant Group, Inc. and Thomas A. Garrett.* **
10.36	Letter Agreement dated May 23, 2006, between Arby’s Restaurant Group, Inc. and Stephen E. Hare.* **
10.37	Letter Agreement dated August 30, 2006, between Arby’s Restaurant Group, Inc. and Cheryl Barre.* **
10.38	Letter Agreement dated May 27, 2005, between Arby’s Restaurant Group, Inc. and Sharron Barton.* **
10.39	Letter Agreement dated October 13, 2005, between Arby’s Restaurant Group, Inc. and Nils H. Okeson.* **
10.40	Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof. * **
10.41
Services Agreement, dated as of April 30, 2007, by and among Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207).

10.42
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207).

10.43
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.44
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.45
Settlement Agreement and Mutual Release, dated as of July __, 2007, by and among Triarc Companies, Inc., Arby's Restaurant Group, Inc., Arby's Restaurant, LLC and Russell V. Umphenour, Jr., Dennis E. Cooper and J. Russell Welch, as the RTM Representatives, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.46
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.47
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.48
Form of Aircraft Time Sharing Agreement between 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file no. 1-2207).

10.49
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K dated August 10, 2007 (SEC file No. 1-2207).

10.50
Letter Agreement dated August 10, 2007, between Triarc Companies, Inc. and Brian L. Schorr, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed August 15, 2007 (SEC file No. 1-2207).

10.51
Registration Rights Agreement, dated as of December 17, 2007, among Deerfield Triarc Capital Corp., the parties identified as Stockholders on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith and Triarc Companies, Inc., as the Sellers’ Representative, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated December 21, 2007 (SEC file No. 1-2207).

10.52
Termination of Employment and Waiver of Put Rights Agreement, dated as of December 17, 2007, among Deerfield & Company LLC, Deerfield Capital Management LLC, Triarc Companies, Inc., Gregory H. Sachs, Sachs Capital Management LLC and Spensyd Asset Management LLLP, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated December 21, 2007 (SEC file No. 1-2207).

10.53
Series A Note Purchase Agreement, dated as of December 21, 2007, by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Triarc Capital Corp., Triarc Deerfield Holdings, LLC (as administrative holder and collateral agent) and the purchasers signatory thereto, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated December 27, 2007 (SEC file No. 1-2207).

10.54
Collateral Agency and Intercreditor Agreement, dated as of December 21, 2007, by and among Triarc Deerfield Holdings, LLC, Jonathan W. Trutter, Paula Horn and the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust, as holders of the Series A Notes referenced therein, Sachs Capital Management LLC, Spensyd Asset Management LLLP and Scott A. Roberts, as holders of the Series B Notes referenced therein, Triarc Deerfield Holdings, LLC, as collateral agent, Deerfield & Company LLC and Deerfield Triarc Capital Corp., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated December 27, 2007 (SEC file No. 1-2207).

10.55
Letter Agreement dated April 28, 2006, between Triarc and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 2, 2006 (SEC file no. 1-2207).**

10.56
Amendment No. 1 to Letter Agreement dated as of January 29, 2007, between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**

10.57
Letter Agreement dated December 13, 2007, between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated December 19, 2007 (SEC file No. 1-2207). **

10.58
Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

TRIARC COMPANIES, INC. (Registrant)
Dated: February 29, 2008	By: /s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2008 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Titles
/s/ Roland C. Smith	Chief Executive Officer and Director
(Roland C. Smith)	(Principal Executive Officer)
/s/ Stephen E. Hare	Senior Vice President and Chief Financial Officer
(Stephen E. Hare)	(Principal Financial Officer)
/s/ Steven B. Graham	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ Nelson Peltz	Chairman and Director
(Nelson Peltz)
/s/ Peter W. May	Vice Chairman and Director
(Peter W. May)
/s/ Hugh L. Carey	Director
(Hugh L. Carey)
/s/ Clive Chajet	Director
(Clive Chajet)
/s/ Edward P. Garden	Director
(Edward P. Garden)
/s/ Joseph A. Levato	Director
(Joseph A. Levato)
/s/ David E. Schwab II	Director
(David E. Schwab II)
/s/ Raymond S. Troubh	Director
(Raymond S. Troubh)
/s/ Gerald Tsai, Jr.	Director
(Gerald Tsai, Jr.)
/s/ Russell V. Umphenour, Jr.	Director
(Russell V. Umphenour, Jr.)
/s/ Jack G. Wasserman	Director
(Jack G. Wasserman)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Triarc Companies, Inc.
Atlanta, Georgia

We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 30, 2007 and December 31, 2006, and for each of the three years in the period ended December 30, 2007, and the effectiveness of the Company's internal control over financial reporting as of December 30, 2007, and have issued our reports thereon dated February 29, 2008 (such report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, FASB Staff Position No. AUG-AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

SCHEDULE I
Triarc Companies, Inc. (Parent Company Only)
CONDENSED BALANCE SHEETS
(In Thousands Except Share Data)

	December 31, 2006 (a)	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$15,384	$24,691
Investment settlements receivable	11,077	97
Amounts due from subsidiaries	82,545	90,293
Deferred income tax benefit, other receivables and other current assets	9,367	5,967
Total current assets	118,373	121,048
Investments in consolidated subsidiaries	504,531	467,624
Investments	13,409	-
Properties	20,979	18,064
Deferred income tax benefit	4,661	334
Deferred costs and other assets	7,154	10,282
	$669,107	$617,352
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Intercompany demand note payable to a subsidiary	$50,000	$50,000
Other amounts due to subsidiaries	50,779	68,083
Current portion of long-term debt	3,227	2,151
Accounts payable	1,246	333
Accrued expenses	33,224	30,369
Current liabilities relating to discontinued operations	8,496	6,639
Total current liabilities	146,972	157,575
Long-term debt (b)	4,252	2,100
Deferred compensation payable to related parties	35,679	-
Other liabilities	4,391	8,803
Stockholders' equity:
Class A common stock, $.10 par value; shares authorized: 100,000,000; shares issued: 29,550,663	2,955	2,955
Class B common stock, $.10 par value; shares authorized: 150,000,000; shares issued: 63,656,233 and 64,024,957	6,366	6,402
Additional paid-in capital	311,609	291,122
Retained earnings	185,726	167,267
Common stock held in treasury	(43,695)	(16,774)
Accumulated other comprehensive income (loss)	14,852	(2,098)
Total stockholders' equity	477,813	448,874
	$669,107	$617,352

(a)
Effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AIR-1”), which was issued during 2006, retroactive to January 2, 2005.  As a result, the Company now accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred.  Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul.  In accordance with FSP AIR-1, the Company accounted for the adoption of the direct expensing method retroactively with the cumulative effect of the change in accounting method as of January 1, 2006 of $2,774,000 increasing retained earnings in the condensed consolidated balance sheet as of that date, which is the beginning of the earliest period presented.

(b)	Consists of 5% convertible notes due 2023 in the amount of $2,100,000 as of both December 31, 2006 and December 30, 2007 and a secured bank term loan of $2,152,000 as of December 31, 2006.

 SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 1, 2006 (a)	December 31, 2006 (a)	December 30, 2007
Revenues and income:
Net sales to subsidiaries	$60,706	$28,825
Equity in income from continuing operations of subsidiaries	3,128	46,594	$82,691
Investment income	9,455	856	11,830
Intercompany interest income	1,130	-	-
	74,419	76,275	94,521
Costs and expenses:
Cost of sales, excluding depreciation and amortization	60,706	28,825	-
General and administrative, excluding depreciation and amortization	85,997	61,513	46,780
Depreciation and amortization, excluding amortization of deferred financing costs	2,956	2,522	2,599
Facilities relocation and corporate restructuring	1,547	3,165	75,348
Loss on early extinguishment of debt	-	13,064	-
Intercompany interest expense	1,546	2,325	2,671
Other interest expense	10,103	1,760	1,741
Other expense, net	1,091	784	6,616
	163,946	113,958	135,755
Loss from continuing operations before benefit from income taxes	(89,527)	(37,683)	(41,234)
Benefit from income taxes	31,070	26,880	56,320
Income (loss) from continuing operations	(58,457)	(10,803)	15,086
Equity in income (loss) from discontinued operations of subsidiaries	3,285	(129)	995
Net income (loss)	$(55,172)	$(10,932)	$16,081
Basic and diluted income (loss) per share:
Class A common stock:
Continuing operations	$(.84)	$(.13)	$.15
Discontinued operations	.05	-	.01
Net income (loss)	$(.79)	$(.13)	$.16
Class B common stock:
Continuing operations	$(.84)	$(.13)	$.17
Discontinued operations	.05	-	.01
Net income (loss)	$(.79)	$(.13)	$.18

(a)
In accordance with FSP AIR-1, the Company’s consolidated results of operations for 2005 and 2006 have been restated.  For the 2005 fiscal year, the restatement resulted in a decrease in pre-tax loss of $711,000, or $455,000 net of income taxes, representing a decrease in basic and diluted loss per share of Class A and Class B Common Stock of less than $.01.  For the 2006 fiscal year, the restatement resulted in a decrease in pre-tax loss of $620,000, or $397,000 net of income taxes, representing a reduction in basic and diluted loss per share of Class A and Class B Common Stock of less than $.01.  The pre-tax adjustments of $711,000 and $620,000 were reported as reductions of “General and administrative, excluding depreciation and amortization” expense in these statements of operations for 2005 and 2006, respectively.

SCHEDULE I (Continued)

Triarc Companies, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year-Ended
	January 1, 2006	December 31, 2006	December 30, 2007
Cash flows from continuing operating activities:
Net income (loss)	$(55,172)	$(10,932)	$16,081
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Equity in income from continuing operations of subsidiaries	(3,128)	(46,594)	(82,691)
Operating investment adjustments, net (see below)	(7,483)	1,063	(8,706)
Payment of withholding taxes relating to share-based compensation	(49,943)	(56,576)	(4,795)
Dividends from subsidiaries	10,625	17,997	74,474
Deferred income tax provision (benefit)	(30,166)	6,060	(58,195)
Share-based compensation provision	22,614	6,680	2,721
Depreciation and amortization of properties	2,848	2,454	2,461
Deferred compensation provision	2,296	1,720	1,000
Amortization of other intangible assets and certain other items	108	68	138
Amortization of deferred financing costs	958	119	21
Charge for common stock issued to induce effective conversions of convertible notes	-	4,023	-
Write-off of previously unamortized deferred financing costs on early extinguishments of debt	-	3,992	-
Equity in (income) loss from discontinued operations of subsidiaries	(3,285)	129	(995)
Change in due from/to subsidiaries	(630)	379	(22)
(Increase) decrease in receivables and other current assets	(1,422)	3,221	(869)
Increase (decrease) in accounts payable and accrued expenses	6,389	(36,539)	(3,436)
Other, net	2,554	(324)	1,247
Net cash used in continuing operating activities	(102,837)	(103,060)	(61,566)
Cash flows from continuing investing activities:
Distribution from subsidiary	-	81,804	-
Net repayments from subsidiaries	94,460	26,238	98,531
Investment activities, net (see below)	9,134	57,858	7,220
Capital expenditures	(7)	(471)	(66)
Other, net	(27)	(55)	(204)
Net cash provided by continuing investing activities	103,560	165,374	105,481
Cash flows from continuing financing activities:
Dividends paid	(22,503)	(70,040)	(32,117)
Repayments of long-term debt	(3,227)	(3,227)	(3,226)
Proceeds from exercises of stock options	4,023	8,596	1,370
Net cash used in continuing financing activities	(21,707)	(64,671)	(33,973)
Net cash provided by (used in) continuing operations	(20,984)	(2,357)	9,942
Net cash used in discontinued operations – operating activities	(241)	(5)	(635)
Net increase (decrease) in cash and cash equivalents	(21,225)	(2,362)	9,307
Cash and cash equivalents at beginning of year	38,971	17,746	15,384
Cash and cash equivalents at end of year	$17,746	$15,384	$24,691

SCHEDULE I (Continued)

Triarc Companies, Inc.  (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS – (Continued)
(In Thousands)

	Year-Ended
	January 1, 2006	December 31, 2006	December 30, 2007
Detail of cash flows related to investments:
Operating investment adjustments, net:
Net recognized (gains) losses, including other than temporary losses	$(6,937)	$1,554	$(9,966)
Other	(546)	(491)	1,260
	$(7,483)	$1,063	$(8,706)
Investing investment activities, net:
Proceeds from sales and maturities of available-for-sale securities and other investments	$69,690	$74,849	$10,993
Cost of available-for-sale securities and other investments purchased	(60,566)	(16,991)	(3,773)
Decrease in restricted cash collateralizing securities obligations	10	-	-
	$9,134	$57,858	$7,220