Form 10-K/A
TRIARC COMPANIES INC
filed 2008-03-14
CIK 30697

UNITED STATES
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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Triarc Companies, Inc. (“Triarc” or the “Company”) for the fiscal year ended December 30, 2007 (our “2007 Annual Report”), is being filed pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X to amend Part IV, Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Deerfield Capital Corp. (formerly Deerfield Triarc Capital Corp.) (“DFR”).  This is necessary because the Company’s investments in DFR during 2007 met certain “significance” tests under Rule 3-09.

This Amendment No. 1 does not otherwise update any information or exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the 2007 Annual Report.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the 2007 Annual Report, in particular the disclosures about DFR and our investments therein set forth in our Current Report on Form 8-K filed on March 12, 2008.

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
10.22
Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.23
Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.24
Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.25
Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 1-2207). **

10.26
Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 7, 2006 (SEC file no. 1-2207).**

10.27
Amendment No. 2 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated June 6, 2007 (SEC file no. 1-2207). **

10.28
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207). **

10.29
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207). **

10.30
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated April 30, 2007 (SEC file no. 1-2207). **

10.31
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207). **

10.32
Employment Agreement dated April 13, 2006, between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file no. 1-2207). **

10.33
Letter Agreement dated January 18, 2007, between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207). **

10.34
Letter Agreement dated as of March 23, 2007, between Roland C. Smith and Arby's Restaurant Group, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (SEC file no. 1-2207). **

10.35	Letter Agreement dated May 27, 2005, between Arby’s Restaurant Group, Inc. and Thomas A. Garrett. * **
10.36	Letter Agreement dated May 23, 2006, between Arby’s Restaurant Group, Inc. and Stephen E. Hare. * **
10.37	Letter Agreement dated August 30, 2006, between Arby’s Restaurant Group, Inc. and Cheryl Barre. * **
10.38	Letter Agreement dated May 27, 2005, between Arby’s Restaurant Group, Inc. and Sharron Barton. * **
10.39	Letter Agreement dated October 13, 2005, between Arby’s Restaurant Group, Inc. and Nils H. Okeson. * **
10.40	Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof. * **
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

10.55
Letter Agreement dated April 28, 2006, between Triarc and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 2, 2006 (SEC file no. 1-2207). **

10.56
Amendment No. 1 to Letter Agreement dated as of January 29, 2007, between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file no. 1-2207).**

10.57
Letter Agreement dated December 13, 2007, between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated December 19, 2007 (SEC file No. 1-2207). **

10.58
Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J. Russell Welch, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file no. 1-2207).

21.1	Subsidiaries of the Registrant. *
23.1	Consent of Deloitte & Touche LLP. *
23.2	Consent of Deloitte & Touche LLP. ***
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K. ***
99.1	Audited Consolidated Financial Statements of Deerfield Capital Corp. and subsidiaries. ***
______________________
*	Filed with the 2007 Annual Report on February 29, 2008.
**	Identifies a management contract or compensatory plan or arrangement.
***	Filed herewith.

Instruments defining the rights of holders of certain issues of long-term debt of Triarc and its consolidated subsidiaries have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Triarc and its subsidiaries on a consolidated basis. Triarc agrees to furnish a copy of each of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIARC COMPANIES, INC. (Registrant)
Dated: March 14, 2008	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and Chief Financial Officer