Form 10-K/A
TRIARC COMPANIES INC
filed 2008-04-25
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________

FORM 10-K/A
(Amendment No. 2)

(MARK ONE)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

COMMISSION FILE NUMBER 1-2207
______________

TRIARC COMPANIES, INC.
(Exact Name of Registrant as Specified in its Charter)
______________

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1155 Perimeter Center West, Atlanta, Georgia	30338
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (678) 514-4100
______________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.10 par value	New York Stock Exchange
Class B Common Stock, Series 1, $.10 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐  Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act ..  (Check one):

Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐  Yes ☒  No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 29, 2007 was approximately $1,009,949,681.  At the close of business on April 21, 2008, there were 28,911,025 shares of the registrant’s Class A Common Stock and 63,918,498 shares of the registrant’s Class B Common Stock, Series 1, outstanding.

Explanatory Note

    This Amendment No. 2 to the Annual Report on Form 10-K of Triarc Companies, Inc. (“Triarc” or the “Company”) for the fiscal year ended December 30, 2007 (our “2007 Annual Report”), is being filed to provide the information required by Part III, Item 10 Directors, Executive Officers and Corporate Governance; Item 11 Executive Compensation; Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13 Certain Relationships and Related Transactions, and Director Independence; and Item 14 Principal Accounting Fees and Services.

    This Amendment No. 2 does not otherwise update any information or exhibits either (i) as originally filed on February 29, 2008, or (ii) as filed with Amendment No. 1 to the 2007 Annual Report (previous 10-K/A) on March 14, 2008, and does not otherwise reflect events occurring after the original filing date of the 2007 Annual Report.  Accordingly, this Amendment No. 2 should be read in conjunction with all of the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the 2007 Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the current directors and executive officers of Triarc, all of whom are U.S. citizens.

Name	Age	Positions
Nelson Peltz	65	Director
Peter W. May	65	Director
Hugh L. Carey	89	Director
Clive Chajet	71	Director
Edward P. Garden	47	Director
Joseph A. Levato	67	Director
David E. Schwab II	77	Director
Roland C. Smith	53	Director; Chief Executive Officer
Raymond S. Troubh	82	Director
Gerald Tsai, Jr.	79	Director
Russell V. Umphenour, Jr.	63	Director
Jack G. Wasserman	71	Director
Thomas A. Garrett	46	Executive Vice President and Chief Operating Officer
Stephen E. Hare	54	Senior Vice President and Chief Financial Officer
Sharron L. Barton	56	Chief Administrative Officer – Arby’s Restaurant Group, Inc.
Nils H. Okeson	42	Senior Vice President, General Counsel and Secretary
Cheryl Barre	51	Chief Marketing Officer – Arby’s Restaurant Group, Inc.
Daniel T. Collins	51	Senior Vice President - Treasurer
Steven B. Graham	54	Senior Vice President – Chief Accounting Officer

    Set forth below is certain additional information concerning the persons listed above.

    Nelson Peltz has been a director of the Company since April 1993 and non-executive Chairman since June 2007.  He also served as Chairman and Chief Executive Officer of the Company and as a director or manager and officer of certain of the Company’s subsidiaries from April 1993 through June 2007.  Additionally, Mr. Peltz has been Chief Executive Officer and a founding partner of Trian Fund Management, L.P. (“Trian Partners”), a management company for various investment funds and accounts, since November 2005.  Mr. Peltz has also been Chairman of the Board of Trian Acquisition I Corp. since its inception in October 2007.  Trian Acquisition I Corp. is a publicly traded blank check company formed to effect a business combination.  From its formation in January 1989 to April 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership (“Trian Group”), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May.  From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. (“Triangle”), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products.  Mr. Peltz has also served as a director of H.J. Heinz Company since September 2006.  Mr. Peltz is the father-in-law of Edward P. Garden.

    Peter W. May has been a director of the Company since April 1993 and has served as non-executive Vice Chairman since June 2007.  He served as the President and Chief Operating Officer of the Company and also as a director or manager and officer of certain of the Company’s subsidiaries from April 1993 through June 2007.  Additionally, Mr. May has been President and a founding partner of Trian Partners since November 2005.  Mr. May has also been Vice Chairman and a Director of Trian Acquisition I Corp. since its inception in October 2007.  From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian Group.  He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988.  Mr. May has also served as a director of Deerfield Capital Corp. (“DFR”) since December 2007.

    Hugh L. Carey has been a director of the Company since June 1994.  He was an Executive Vice President of W.R.  Grace & Co. (“Grace”) from 1987 through December 1995.  From 1993 to December 1995, he served Grace as director of its Government Relations Division, and from 1987 until 1993, he ran Grace’s office of environmental policy.  Mr. Carey was the Governor of the State of New York from 1975 until 1983 and a member of Congress from 1960 until 1975.  From 1991 until 1993, he was Chairman of the National Institute of Former Governors.  Mr. Carey is also a director of China Trust Bank, and a partner of Harris Beach LLP, a law firm.

    Clive Chajet has been a director of the Company since June 1994.  He has been Chairman of Chajet Consultancy, L.L.C., a consulting firm specializing in identity and image management, since January 1997.  Prior to that time, Mr. Chajet was Chairman of Lippincott & Margulies Inc., also a consulting firm specializing in identity and image management, from 1983 to January 1997.

    Edward P. Garden has been a director of the Company since December 2004.  He served as Vice Chairman from December 2004 through June 2007 and Executive Vice President from August 2003 until December 2004.  Additionally, Mr. Garden has been Portfolio Manager and a founding partner of Trian Partners since November 2005.  Mr. Garden has also been President, Chief Executive Officer and a Director of Trian Acquisition I Corp. since its inception in October 2007.  From 1999 to 2003, Mr. Garden was a managing director of Credit Suisse First Boston, where he served as a senior investment banker in the Financial Sponsors Group.  From 1994 to 1999, he was a managing director at BT Alex Brown where he was a senior member of the Financial Sponsors Group and, prior to that, co-head of Equity Capital Markets.  Mr. Garden has served as a director of Chemtura Corporation since January 2007.  Mr. Garden is the son-in-law of Nelson Peltz.

    Joseph A. Levato has been a director of the Company since June 1996.  Mr. Levato served as Executive Vice President and Chief Financial Officer of Triarc and certain of its subsidiaries from April 1993 to August 1996.  He was Senior Vice President and Chief Financial Officer of Trian from January 1992 to April 1993.  From 1984 to December 1988, he served as Senior Vice President and Chief Financial Officer of Triangle.

    David E. Schwab II has been a director of the Company since October 1994.  Mr. Schwab has been a Senior Counsel of Cowan, Liebowitz & Latman, P.C., a law firm, since January 1998.  Prior to that time, he was a partner of Schwab Goldberg Price & Dannay, a law firm, for more than five years.  Mr. Schwab also serves as Chair Emeritus of the Board of Trustees and Chair of the Executive Committee of Bard College.

    Roland C. Smith has been a director and the Chief Executive Officer of the Company since June 2007.  Mr. Smith has also served as the Chief Executive Officer of Arby’s Restaurant Group, Inc. (“ARG”) since April 2006.  Mr. Smith also served as President of ARG from April 2006 to June 2006.  Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties from February 2003 to November 2005.  Prior thereto, Mr. Smith served as President and Chief Executive Officer of AMF Bowling Worldwide, Inc. from April 1999 to January 2003.  Mr. Smith served as President and Chief Executive Officer of ARG’s predecessor, Arby’s, Inc., from February 1997 to April 1999.  Mr. Smith also serves as a director of Carmike Cinemas, Inc.

    Raymond S. Troubh has been a director of the Company since June 1994.  He has been a financial consultant since prior to 1989.  Mr. Troubh is a director of Diamond Offshore Drilling, Inc., General American Investors Company and Gentiva Health Services, Inc.

    Gerald Tsai, Jr. has been a director of the Company since October 1993.  Mr. Tsai is a private investor.  From February 1993 to October 1997, he was Chairman of the Board, President and Chief Executive Officer of Delta Life Corporation, a life insurance and annuity company with which Mr. Tsai became associated in 1992.  Mr. Tsai also serves as a director of Zenith National Insurance Corporation, United Rentals, Inc. and Apollo Investment Corporation.  He is an honorary trustee of Boston University, a trustee of NYU Hospitals Center and the New York University School of Medicine Foundation.

    Russell V. Umphenour, Jr. has been a director of the Company since August 2005.  Mr. Umphenour is a private investor.  Mr. Umphenour served as Chief Executive Officer of the RTM Restaurant Group (“RTM”), which he founded in 1973, until RTM was acquired by the Company in July 2005.

    Jack G. Wasserman has been a director of the Company since March 2004.  Mr. Wasserman has practiced law as a solo practitioner since September 2001.  Prior to that time, he was a senior partner of Wasserman, Schneider, Babb & Reed (and its predecessors) from 1966 until September 2001.  Mr. Wasserman serves as a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.), National Energy Group, Inc. and Cadus Inc.

    Thomas A. Garrett has served as Executive Vice President and Chief Operating Officer of Triarc since September 2007.  Mr. Garrett also serves as President and Chief Operating Officer of ARG, a position he has held since June 2006.  Mr. Garrett served as Chief Operating Officer of ARG following Triarc’s acquisition of RTM in July 2005 to June 2006.  From June 2003 to July 2005, Mr. Garrett served as President of RTM, and from May 2000 to June 2003, he served as Chief Operating Officer of RTM.

    Stephen E. Hare has served as Senior Vice President and Chief Financial Officer of Triarc since September 2007.  Mr. Hare also serves as Chief Financial Officer of ARG, a position he has held since June 2006.  Previously, he served as Executive Vice President of Cadmus Communications Corporation (“Cadmus”) and President of Publisher Services Group, a division of Cadmus, from January 2003 to June 2006.  Prior thereto, Mr. Hare served as Executive Vice President, Chief Financial Officer of Cadmus from September 2001 to January 2003.

    Sharron L. Barton has served as Chief Administrative Officer of ARG since July 2005.  Prior thereto, she served as RTM’s Senior Vice President, General Counsel and Chief Administrative Officer from June 2001 to July 2005.  Ms. Barton began her career with RTM in 1977.

    Nils H. Okeson has served as Senior Vice President and Secretary of Triarc since September 2007.  Mr. Okeson served as Associate General Counsel of Triarc from September 2007 through December 2007, and he has served as General Counsel since then.  Mr. Okeson also serves as General Counsel of ARG, a position he has held since October 2005.  Prior to joining ARG, he was a partner of Alston & Bird, LLP, a law firm he joined in 1990.

    Cheryl Barre has served as Chief Marketing Officer of ARG since October 2006.  Previously, she served as Senior Vice President of Marketing for Georgia-Pacific Corporation’s retail division from June 2005 to September 2006.  Prior thereto, Ms. Barre served as President of the Women’s and Outdoor Division for Russell Corporation from June 2003 to June 2005.

    Daniel T. Collins has served as Senior Vice President – Treasurer of Triarc since September 2007.  Mr. Collins also serves as Senior Vice President - Treasurer of ARG, a position he has held since June 2006.  Prior thereto, he served as Senior Vice President - M&A and Lease Management of ARG from July 2005 to June 2006.  Prior to joining ARG, Mr. Collins served as Senior Vice President - Finance of RTM from December 2004 to July 2005 and as Vice President - Finance of RTM from July 1997 to November 2004.

    Steven B. Graham has served as Senior Vice President – Chief Accounting Officer of Triarc since September 2007.  Mr. Graham also serves as Senior Vice President, Corporate Controller of ARG, a position he has held since January 2007.  From October 2006 through December 2006, he served as Vice President, Assistant Corporate Controller of ARG.  Mr. Graham served as Corporate Controller at Princeton Review LLC from April 2004 to September 2006.  Prior thereto, he served as Vice President - Controller of Sbarro, Inc. from January 2000 to March 2004 and as Controller of Sbarro, Inc. from April 1994 to January 2000.

    The term of office of each executive officer is until the organizational meeting of the Board following the next annual meeting of the Company’s stockholders and until his or her successor is elected and qualified or until his or her prior death, resignation or removal.

CORPORATE GOVERNANCE

Independence of Directors

    Under the New York Stock Exchange’s listing requirements, the Board of Directors must have a majority of directors who meet the criteria for independence required by the New York Stock Exchange.  Pursuant to the Company’s Corporate Governance Guidelines (the “Guidelines”), the Board is to determine whether each director satisfies the criteria for independence based on all of the relevant facts and circumstances.  No director qualifies as independent unless the Board of Directors affirmatively determines that such director has no material relationship with the Company.  In accordance with the Guidelines, the Board of Directors has adopted categorical standards (“Independence Standards”) to assist it in determining the independence of the Company’s directors.  Pursuant to the Independence Standards, any relationship described below will be deemed to be material if:

•
the director is, or has been within the last three years, an employee of the Company, or an immediate family member of the director is, or has been within the last three years, an executive officer of the Company;

•
the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company as an executive officer, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);

•
(i) the director or an immediate family member of the director is a current partner of a firm that is the Company’s internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member of the director was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time;

•
the director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on the compensation committee of that company’s board of directors;

•
the director is a current employee, or an immediate family member of the director is a current executive officer, of another company that has made payments to, or received payments from, the Company for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1.0 million or 2% of such other company’s consolidated gross revenues.  Both the payments and the consolidated gross revenues to be measured will be those of such other company’s last completed fiscal year.  Also, the three year “look-back” period referred to above applies only to the financial relationship between the Company and the director’s or immediate family member’s current employer (i.e., former employment of the director or immediate family member need not be considered); or

•
the director, or an immediate family member of the director, is employed as an executive officer of a non-profit organization, foundation or university to which, within the last three years, the Company has made discretionary contributions (excluding for this purpose matching funds paid by the Company as a result of contributions by the Company directors and employees) that, in any fiscal year of such non-profit organization, foundation or university, exceeded the greater of $1.0 million or 2% of such entity’s consolidated gross revenues.

    The foregoing clauses are to be interpreted by the Board of Directors taking into account any commentary or other guidance provided by the New York Stock Exchange with respect to Section 303A of the New York Stock Exchange Listed Company Manual.

    The Independence Standards further provide that the relationship between the Company and an entity for which a director serves solely as a non-management director is not material.  The Independence Standards also provide that employment as an interim Chairman or CEO or other executive officer will not disqualify a director from being considered independent following that employment.  In addition, any other relationship not described above will not be deemed material unless (i) the director would have thereby a “direct or indirect material interest” within the meaning of Item 404(a) of Regulation S-K and the material terms of the relationship were materially more favorable than those that would be offered at the time and in comparable circumstances to persons unaffiliated with the Company or (ii) the Board of Directors, in exercising its judgment in light of all the facts and circumstances, determines that the relationship should be considered to be material and to affect the independence of the director in question.  For purposes of the Independence Standards, the term “Company” includes any subsidiary in Triarc’s consolidated group.

    In April 2008, the Nominating and Corporate Governance Committee and the Board of Directors considered and reviewed the various commercial and charitable transactions and relationships identified through directors’ responses to annual questionnaires that they are required to complete, as well as data collected by management and presented to the Nominating and Corporate Governance Committee and to the Board of Directors related to transactions during the last three years between the Company and a director, immediate family member of a director or business or charitable affiliation of a director.  As a result of this review, the Board of Directors determined that none of the identified transactions or relationships with Messrs. Carey, Chajet, Levato, Schwab, Troubh, Tsai and Wasserman was material and that each of such nominees is independent of the Company.  In making its independence determinations, the Board considered the following transactions that occurred during the last three years, each of which, as noted above, was deemed not to be material: for Mr. Chajet, contributions to two charities for which he or his spouse serves as a director; for Mr. Troubh, contributions to a charity for which his spouse serves as a director; for Mr. Tsai, payments to an entity affiliated with a university of which he serves as a trustee for health related services and training for Company employees, and the reimbursement of the Company by an affiliate of a company for which Mr. Tsai serves as a director for legal and other expenses incurred by the Company in connection with an unsuccessful joint bid for a potential acquisition; and for Mr. Wasserman, a contribution to a charity for which he serves as a director.

Board Meetings and Certain Committees of the Board

    Thirteen meetings of the full Board of Directors were held during the fiscal year ended December 30, 2007.  Each incumbent director who served on the Board of Directors in 2007 and is a nominee for reelection, attended at least 75% or more of the meetings of the Board of Directors and its committees that he was eligible to attend in 2007.  While we do not have a formal policy requiring them to do so, directors are expected to attend the Company’s annual meeting of stockholders.  All persons then serving as directors attended the 2007 Annual Meeting of Stockholders.

    The Company has standing audit, nominating and corporate governance and compensation committees whose current functions and members are described below.  As noted above, the Board of Directors has determined that each of the current members of such committees is independent as required by the New York Stock Exchange listing requirements.  In addition, the Company has a special committee and standing capital and investment and corporate social responsibility committees, the current functions and members of which are also described below.

    Audit Committee.  The Audit Committee is composed of Messrs. Joseph A. Levato (Chairman), David E. Schwab II, Raymond S. Troubh and Jack G. Wasserman.  The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements and financial reporting process, the Company’s systems of internal accounting and financial controls and other financial information provided by the Company; (ii) the performance of the internal audit function; (iii) the annual independent audit of the Company’s financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; (iv) the compliance by the Company with legal and regulatory requirements, including the Company’s disclosure controls and procedures; (v) the evaluation of risk assessment and risk management policies; and (vi) the fulfillment of the other responsibilities set out in its charter.  The Board of Directors has determined that each of the committee members are “financially literate” and at least one member, Mr. Levato, qualifies as an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission.  The Audit Committee met ten times during 2007.

    Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is composed of Messrs. Raymond S. Troubh (Chairman), Hugh L. Carey, David E. Schwab II and Gerald Tsai, Jr.  This committee is charged with the responsibility of: (i) identifying individuals qualified to become members of the Board of Directors, consistent with any guidelines and criteria approved by the Board of Directors; (ii) considering and recommending director nominees for the Board to select in connection with each annual meeting of stockholders; (iii) considering and recommending nominees for election to fill any vacancies on the Board of Directors and to address related matters; (iv) developing and recommending to the Board of Directors corporate governance principles applicable to the Company; and (v) overseeing an annual evaluation of the Board of Directors’ and management’s performance.

    The Board of Directors has adopted general criteria for nomination to the Board of Directors, which, as part of the Guidelines, can be found on the Company’s website at www.triarc.com.  The Board of Directors seeks members from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity.  The Board’s assessment of potential candidates includes consideration of diversity, age, educational background, other board experience and commitments, business and professional achievements, skills and experience in the context of the needs of the Board.  The Nominating and Corporate Governance Committee considers suggestions from any source, including stockholders, regarding possible candidates for directors.  Possible candidates who have been suggested by stockholders are evaluated by the Nominating and Corporate Governance Committee in the same manner as are other possible candidates.

    The Nominating and Corporate Governance Committee has adopted the following rules with respect to considering nominations by stockholders: (i) the nominating stockholder must have owned, for at least six months prior to the date the nomination is submitted, shares of (x) Class A Common Stock, (y) Class B Common Stock or (z) other classes of common stock or preferred stock, if any, entitled to vote for directors; (ii) the nomination must be received by the Nominating and Corporate Governance Committee at least 120 days before the anniversary of the mailing date for proxy material mailed in connection with the previous year’s annual meeting; and (iii) a detailed statement setting forth the qualifications, as well as the written consent, of each party nominated must accompany each nomination submitted.  The Nominating and Corporate Governance Committee met twice during 2007.

    Compensation Committee and Performance Compensation Subcommittee.  The Compensation Committee is composed of Messrs. David E. Schwab II (Chairman), Clive Chajet, Joseph A. Levato and Jack G. Wasserman.  The Compensation Committee is charged with discharging the responsibility of the Board of Directors relating to compensation of the Company’s directors and executive officers, administering the Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan (the “1997 Plan”), the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc. (the “Deferral Plan”), such other salary, compensation or incentive plans as the Compensation Committee is designated to administer, and related matters.  The Compensation Committee met 16 times during 2007.

    The Performance Compensation Subcommittee (the “Subcommittee” or the “Performance Committee”) is composed of Messrs. David E. Schwab II (Chairman), Clive Chajet and Jack G. Wasserman.  The Subcommittee was established in August 1997 to assume certain functions that were previously the responsibility of the Compensation Committee.  The purpose of the Subcommittee is limited to administering the Company’s compensation plans that are intended to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), including the Amended and Restated 1998 Equity Participation Plan (the “1998 Plan”), the Amended and Restated 2002 Equity Participation Plan, as amended (the “2002 Plan”), the 1999 Executive Bonus Plan (the “1999 Executive Bonus Plan” or the “1999 Plan”), such other salary, compensation or incentive plans as the Subcommittee is designated to administer, and related matters.  The Subcommittee met nine times in 2007.

    The processes and procedures that are employed in connection with the consideration and determination of the compensation of our executives are discussed in the section below entitled, “Corporate Governance Matters Activities of the Compensation Committee.”

    Charters for the Audit Committee and the Nominating and Corporate Governance Committee, the joint charter for the Compensation Committee and Performance Committee, as well as the Guidelines and the Company’s Code of Business Conduct and Ethics (including code of ethics provisions that apply to the Company’s principal executive, financial and accounting officers) may be found under the Investor Relations section of the Company’s website at www.triarc.com and are also available in print, free of charge, to any stockholder who requests them.

    Special Committee.  In May 2005, the Company announced that it was evaluating a potential corporate restructuring of the Company.  In June 2005, the Board formed a Special Committee to evaluate potential “related party” matters in connection with the potential corporate restructuring.  The Special Committee is composed of David E. Schwab II (Chairman), Clive Chajet, Joseph A. Levato and Raymond S. Troubh.  The Special Committee met ten times during 2007.  See the “Compensation Discussion and Analysis” below for a description of the contractual settlements and other related agreements that have been reached with Messrs. Peltz and May in connection with the corporate restructuring of the Company.

    Capital and Investment Committee.  In August 2007, in connection with the Company’s corporate restructuring, the Board formed a Capital and Investment Committee to be responsible for (i) approving the investment of excess funds (i.e., funds not currently required for operations or acquisitions) of the Company and its direct and indirect subsidiaries and (ii) exercising approval authority for certain transactions (such as capital expenditures, acquisitions, dispositions and borrowings) within amounts specified by the Board.  The Capital and Investment Committee is composed of Nelson Peltz (Chairman), Peter W. May and Roland Smith.  The Capital and Investment Committee did not have any meetings in 2007.

    Corporate Social Responsibility Committee.  In January 2008, the Board formed a Corporate Social Responsibility Committee with responsibility for reviewing and approving the charitable contributions that are to be made on behalf of the Company (subject to the review and approval by the Audit Committee of any proposed charitable contribution that would constitute a related party transaction) and recommending to the Board such changes to the maximum amount of charitable contributions that may be made by the Company in any fiscal year as such committee may deem appropriate.  The Corporate Social Responsibility Committee is composed of Nelson Peltz (Chairman), Peter W. May and Joseph A. Levato.

Executive Sessions of the Board of Directors

    The Board of Directors holds executive sessions whereby non-management directors meet in regularly scheduled sessions.  The chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee rotate presiding over these sessions.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange.  Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

    Based solely on the Company’s review of the copies of such forms it has received, including amendments thereto, or written representations from certain reporting persons regarding Form 5s required for those persons, the Company believes that all its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to 2007, with four exceptions.  During 2007 it was determined that the following were inadvertently filed late: (i) a Form 4 filed on May 23, 2007, reporting the disposition of shares by Roland Smith to the Company to settle withholding on a tax obligation on restricted shares that vested on April 17, 2007; (ii) a Form 4 filed on May 9, 2007, reporting the exercise of stock options by Mr. Carey on May 4, 2007; (iii) a Form 4 filed on September 5, 2007, reporting the acquisition by Mr. Wasserman of shares of the Company’s common stock on August 29, 2007; and (iv) a Form 5 filed on February 15, 2008, reporting the gift of shares by Clive Chajet on April 2, 2007.

Item 11.  Executive Compensation

Scope of Authority of the Compensation Committee

    The Compensation Committee of the Board of Directors (which we will refer to as the “Compensation Committee”) discharges the responsibility of the Board of Directors on compensation matters relating to the Company’s directors and executive officers.

    The Compensation Committee has responsibility for reviewing and approving the goals and objectives for compensating our Chief Executive Officer (our “CEO”) and for evaluating the performance of our CEO and determining and approving the compensation level of our CEO based on such evaluation.  The Compensation Committee reviews and approves the overall compensation policy for the Company’s other executive officers, including the use of employment agreements, severance plans and arrangements, deferred compensation plans and other executive benefits and perquisites, incentive programs and equity based plans.  The Compensation Committee also has the authority to review and approve the “Compensation Discussion and Analysis” (which we will refer to as the “CD&A”) prepared by management and to determine whether to recommend to the Board that it be included in the Company’s annual report and proxy statement.

    The Compensation Committee has a charter, a current copy of which is available to stockholders at the Company’s website (www.triarc.com).

    The Compensation Committee also reviews and makes recommendations to our Board of Directors with respect to directors’ compensation and perquisites.

    The Compensation Committee as a whole consists of four directors (Messrs. Schwab (Chairman), Chajet, Levato and Wasserman), all of whom the Board has determined are “independent” for purposes of the New York Stock Exchange rules.

    The Compensation Committee has a Performance Compensation Subcommittee (which we will refer to as the “Performance Committee”) that was established in August 1997 to assume certain functions that were previously the responsibility of the Compensation Committee, and whose purpose is to administer those Company compensation plans that are intended to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (which we will refer to as the “Code”).  The members of the Performance Committee are Messrs. Schwab (Chairman), Chajet and Wasserman.  Apart from matters within the responsibility of the Performance Committee, the Compensation Committee may not delegate its authority to any other persons.

    The Compensation Committee and Performance Committee meet as needed.  The meetings are chaired by the Chairman, and the Compensation Committee and Performance Committee, often in consultation with management, set their own meeting agendas.  The Compensation Committee met 16 times in 2007 and the Performance Committee met nine times in 2007.

    Each year, with respect to its administration and implementation of the 1999 Executive Bonus Plan, as discussed further in the CD&A below, the Performance Committee determines those employees that are eligible to receive awards under the plan, evaluates the achievement of the goals and objectives under such plan for the previously completed fiscal year and also establishes the financial goals and objectives for the current year.  In addition, the Compensation Committee also has in the past considered recommendations from senior management as to participants for bonuses under the ARG incentive bonus plan and discretionary bonuses for certain other executives who have not been designated as eligible to receive awards under the 1999 Executive Bonus Plan or the ARG incentive bonus plan.  This activity takes place in the first quarter of each year.

    Throughout the year the Compensation Committee or Performance Committee (as the case may be) also takes under consideration various compensation related proposals from senior management and takes action with respect to its own initiatives and its responsibilities under various compensation and benefit plans.  For example, in 2007, in connection with the restructuring of the Company into a “pure play” restaurant company, the Compensation Committee (along with the Special Committee of the Board) reviewed the existing employment arrangements of Messrs. Peltz and May, the former CEO and President, respectively, and the alternatives available to the Company in light of the advantages to the Company of consolidating its corporate and headquarters operations with its Arby’s operations in Atlanta.  The Compensation Committee and Special Committee met together on several occasions regarding these matters and the Compensation Committee reviewed the payment obligations of the Company under the existing employment agreements with Messrs. Peltz and May and the proposed contractual settlement payments in connection with the termination by the Company of these employment agreements and the resignation of Messrs. Peltz and May as executive officers of the Company as of June 29, 2007.  Subject to and consistent with the overall resolution of these matters by the Special Committee, the Compensation Committee recommended approval of the contractual settlements with Messrs. Peltz and May, and the Special Committee approved the settlements.  In the same manner, the Compensation Committee also reviewed the Company’s payment obligations under the other compensation arrangements with senior officers of the Company whose employment also was terminating as a result of the restructuring, including the employment agreement with Mr. Brian Schorr, formerly the Executive Vice President and General Counsel of the Company, and the separation agreement with Mr. Frank McCarron, formerly the Executive Vice President and Chief Financial Officer of the Company, and approved separation arrangements with these former executives.  (See the CD&A below for a description of the arrangements reached with Messrs. Peltz, May, Schorr and McCarron).

    The Compensation Committee also makes recommendations to the Board with respect to director compensation, works with senior management to formulate succession plans, and annually reviews and reassesses the adequacy of its charter, proposing changes as necessary to the Board for approval.

    In the course of its activities, and where appropriate for purposes under Section 162(m) of the Code, the Performance Committee may act with respect to other particular tasks relating to performance based compensation for the Company’s executives.

Compensation Consultants and Outside Counsel

    To help it fulfill its mission, the Compensation Committee periodically evaluates the competitiveness of our executive compensation programs, using information drawn from a variety of sources, including information supplied by consultants and its own experience in recruiting and retaining executives.  The Compensation Committee has the authority to retain outside advisors and consultants in connection with its activities, and has the sole authority to approve any such advisors’ and consultants’ fees.  Funding for such fees is provided by the Company at a level determined by the Compensation Committee.

    In 2007 the Compensation Committee continued to use the services of independent compensation consultants retained by it (Johnson Associates, Inc.) as needed and continued to retain independent legal counsel.  These outside service providers were considered to be independent by the Compensation Committee because the Compensation Committee was solely responsible for their hiring and firing and because in 2007 they performed no other work for the Company.

    In March, 2008, the Compensation Committee engaged Towers Perrin as its independent compensation consultant.  Towers Perrin has over the years provided compensation advice with respect to Arby’s and is familiar with both the operations of Arby’s and compensation matters in the restaurant industry.  Towers Perrin reports directly to the Compensation Committee and provides assistance to the Compensation Committee in developing the Company’s executive compensation programs and executive pay levels and generally provides advice to the Compensation Committee on executive compensation matters.  Outside of the services performed for the Compensation Committee, Towers Perrin may perform additional consulting services for the Company, subject to prior notification to, and the approval of, the Chairman of the Compensation Committee in the case of services for senior management or services with respect to Company matters that require any material expenditures (e.g., projects exceeding $50,000).

Role of Executives in Compensation Decisions

    The Company’s executives play a variety of roles in assisting the Compensation Committee on compensation matters.  At the commencement of the fiscal year, the CEO and Chief Financial Officer (our “CFO”) provide the Performance Committee with proposed performance goals and objectives for that year with respect to the 1999 Executive Bonus Plan and proposed participants eligible to receive performance goal bonus awards under the plan for that year and, following the completion of the year, provide the Performance Committee with proposed bonuses calculated under the plan’s terms.  Under the terms of the 1999 Executive Bonus Plan, the Performance Committee may exercise negative discretion and determine to reduce any such proposed bonuses, notwithstanding the fulfillment of any or all of the performance goals.  The Company’s CFO provides the Performance Committee with a certificate attesting to the satisfaction of various financial performance elements under the 1999 Executive Bonus Plan with respect to the recently completed fiscal year and the proposed compensation attributable to such performance.  The CEO also recommends participants in the ARG annual incentive bonus plan and the CFO provides the Compensation Committee with data with respect to achievement levels under the ARG bonus plan.  The Company’s senior management also proposes discretionary performance bonuses for other executives who do not participate in the 1999 Executive Bonus Plan or the bonus plans maintained by ARG.

    The Compensation Committee may also take under consideration proposed forms of employment, severance or other compensatory arrangements with the Company’s executives.  Upon invitation of the Compensation Committee, certain members of senior management and outside counsel to the Company attend portions of Compensation Committee and Performance Committee meetings which are not conducted in executive session.  In 2007, prior to the corporate restructuring, these members included the Company’s former President, CFO, General Counsel, and Associate General Counsel.  Following the corporate restructuring, the CEO and members of the Company’s senior management with expertise in compensation, benefit, human resource and legal matters make recommendations to the Compensation Committee relating to compensation matters and present information regarding the Company’s financial and operating goals and actual performance, legal developments affecting the Compensation Committee’s duties and the Company’s compensation plans, and information and proposals regarding employee compensation and benefits.

    During 2007, in connection with the Company’s corporate restructuring, Messrs. Peltz and May, the former CEO and President of the Company, respectively, and their outside counsel, met with the Special Committee and Compensation Committee, and their respective outside counsel, regarding various matters relating to the contractual settlements of the employment agreements with Messrs. Peltz and May.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee consists of four non-management directors (Messrs. Schwab, Chajet, Levato and Wasserman).  None of these directors has ever served as an officer or employee of the Company, except that from 1993 to 1996 Mr. Levato served as an officer of the Company.  As indicated above under the caption “Directors and Executive Officers” under Item 10, Messrs. Peltz, May and Garden are principals and founding partners of Trian Partners, and until June 29, 2007, they concurrently served as executive officers and directors of the Company.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with our management, and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

                    The Compensation Committee

                    David E. Schwab II, Chairman
                                    Clive Chajet
                                    Joseph A. Levato
                                    Jack G. Wasserman

COMPENSATION DISCUSSION & ANALYSIS

Overview

    The most recently completed fiscal year, 2007, was a year of restructuring for the Company as it completed its transition into a “pure play” restaurant company, focused on the Arby’s® restaurant system.  Consistent with the implementation of this strategy, the Compensation Committee focused on two central objectives: first, administering, reviewing and developing the executive compensation arrangements for the senior executive team in Atlanta responsible for the future operations of the Company; and second, addressing the Company’s obligations with respect to executive compensation arrangements for senior executives who would no longer be employed by the Company as a result of the restructuring to a “pure play” restaurant company.  Consequently, this discussion and analysis will first address steps taken with respect to executive compensation matters for those executives with the Company whose employment continues as executives of both the Company and ARG, and then address those steps taken with respect to executives of the Company whose employment terminated as a result of the restructuring.

Objectives of ARG’s Compensation Philosophy

Introduction

    Since 2007 marked a transition year for the Company, the compensation policies and objectives for senior executives comprising both ARG and Company management incorporate provisions from plans and policies historically maintained by the Company, as well as elements of compensation taking into account the particular circumstances associated with the transition to a “pure play” restaurant company in 2007.

    Historically, the Company’s total compensation package for ARG executive officers has consisted of the following elements: base salary, annual cash incentives, long term equity incentives and broad based retirement and health and welfare plans.  Generally, ARG senior management’s base salary compensation is targeted at the 50th percentile of peer group companies, and through the operation of an annual incentive plan, total annual cash compensation and total direct compensation targeted at the 75th percentile.  With respect to annual incentive awards, senior ARG management has participated in an ARG level bonus incentive plan with a performance goal based on the achievement of “Adjusted EBITDA,” and in 2007 the CEO participated in the 1999 Executive Bonus Plan with a performance goal tied to “Modified EBITDA” under the plan.  Long term equity incentive awards for 2007 and prior years have been awarded under the Company’s equity plans and for 2007 resulted in total direct compensation at approximately the 50th percentile for the CEO, and at lower levels for the other named executive officers.  Consistent with its charter, the Compensation Committee will continue to evaluate compensation levels for future years

    In determining the appropriate compensation for each executive in fiscal 2008 and in future years, including the Company’s named executive officers, the Compensation Committee, in consultation with its new outside compensation consultant (Towers Perrin), will consider a number of factors: competitive market practice, relative importance of role, individual performance, compensation history (including pay levels prior to the restructuring), internal pay equity and alignment with shareholders’ interests and the creation of long term shareholder value.  To some extent, the Compensation Committee anticipates that fiscal 2008 will serve as a transition year, as executive compensation practices are reviewed in light of their alignment with the above objectives.  At the same time, the Compensation Committee anticipates that compensation policies used in the past for former senior management, when the Company historically functioned both in the manner of an acquisition vehicle/private equity firm involved in the acquisition and growth of undervalued businesses, and as a manager of companies in diverse business sectors, will be superseded in the future by policies that are consistent with the Company operating solely in the restaurant industry.

ARG Elements of Compensation

    Throughout 2007, for its ARG executives, the Company’s overall compensation programs (which we will refer to as the “Executive Compensation Program”) were designed to achieve the Company’s business objectives, with particular emphasis on attracting and retaining top quality talent in a highly competitive market and rewarding the Company’s senior executives for achieving operational and other performance targets.  As a historical matter, the Company provided its ARG executive officers with a total compensation package that—at expected levels of performance and consistent with an executive’s area of responsibility—was generally intended to be competitive with compensation opportunities that might otherwise be available to executives of similar experience and standing in the competitive market.

    The Company has established three primary components of executive compensation to satisfy its compensation objectives: base salary; annual performance-based bonus awards, including cash bonuses under the 1999 Executive Bonus Plan, and a separate ARG bonus plan; and long-term equity compensation under the Company’s equity plans.  ARG has historically targeted pay against the quick serve restaurant and broader chain restaurant industry using disclosed pay practices of 20 publicly-traded companies (“Proxy Peer Group”) and the Chain Restaurant Compensation Association (“CRCA”) executive compensation surveys.  The CRCA survey includes pay data on 101 restaurant companies managing 185 concepts.  The data from the Proxy Peer Group and the CRCA survey was supplemented by broader retail and general industry market pay data from Towers Perrin surveys where restaurant industry data were not available or were insufficient.  The Proxy Peer Group is listed below.  This peer group was established by the Company pre-restructuring, and during 2008 the Compensation Committee anticipates reviewing the appropriate peer group with its compensation consultant.  The Company’s policies with respect to these components are discussed below.

Proxy Peer Group

AFC Enterprises Inc.	CKE Restaurants Inc.	PF Chang’s China Bistro Inc.
Brinker International Inc.	Darden Restaurants Inc.	Ruby Tuesday Inc.
Burger King Holdings Inc.	Denny’s Corp.	Sonic Corp.
CBRL Group Inc.	Bob Evans Farms Inc.	Starbucks Corp.
CEC Entertainment Inc.	IHOP Corp.	Wendy’s International, Inc.
The Cheesecake Factory Inc.	Jack In The Box Inc.	Yum Brands Inc.
Chipotle Mexican Grill Inc.	McDonald’s Corp.

Base Salary

    The Company’s base salary program is intended to provide base salary levels that are not subject to performance related risk and that are competitive, in the judgment of management, to the external market for executive talent and reflect an executive’s ongoing performance.  Generally, base salaries are benchmarked on average at the 50th percentile of the Proxy Peer Group.  Base salaries for the Company’s executives, including the named executive officers, for fiscal 2007 were established by the Company prior to the restructuring and during fiscal 2008, base salaries for the senior management team generally remained constant, though in some cases certain minor upward adjustments have been made.

Annual Bonus Awards

    The Company maintains two plans for bonus awards to its senior executives.  Annual incentive cash bonuses under the stockholder approved 1999 Executive Bonus Plan are designed to reward and motivate those senior executives designated by the Performance Committee to be participants over a one-year time frame based on the achievement of financial and business objectives that increase the value and prospects of the Company.  For fiscal year 2008, all of the currently-serving named executive officers participate in the 1999 Executive Bonus Plan.  Alternatively, for those senior executives not participating in the 1999 Executive Bonus Plan, the Company has historically maintained an ARG annual cash bonus plan and has benchmarked cash bonus compensation at the 75th percentile of peer companies.  As indicated above, following the restructuring the Compensation Committee will continue to evaluate these past compensation levels and make any adjustments determined to be warranted under the circumstances.

1999 Executive Bonus Plan

Overview

    Under one part of the 1999 Executive Bonus Plan (“Part II”), eligible executives are designated each year by the Performance Committee to receive an annual Performance Goal Bonus Award that is tied to the achievement of various “Performance Goals” (i.e., objective quantifiable measures for the Company or its operating units).  (No ARG executives were eligible for payments under another part of the 1999 Executive Bonus Plan (“Part I”) in fiscal 2007, which by its express terms only applied to two executives, the former CEO and the former President, and it is not anticipated that in future years any senior executives of the Company will be designated as participants under Part I of the plan).

    Under the terms of the 1999 Executive Bonus Plan, individual performance and individual contributions are not recognized as separate compensable elements, and participants are eligible for bonus compensation based only on Company results.  Each year, the Performance Committee is responsible for establishing the Performance Goals in a timely manner and may exercise negative discretion with respect to the payment of all or a portion of any Performance Goal Bonus Award even if all Performance Goals have been achieved.  No such negative discretion was exercised with respect to the bonus payable to Mr. Smith for fiscal 2007, but during the two preceding fiscal years (2006 and 2005) the Performance Committee has exercised negative discretion with respect to bonuses payable to all named executive officers eligible for such bonuses under Part II of the plan.  Under the terms of the 1999 Executive Bonus Plan no payment under Part II of the Plan to any participant can exceed $5 million.

    Performance Goal Bonus Awards may result in payment if actual results satisfy or exceed designated performance “goals.”  The size of the payment is expressed as a percentage of the participants’ base salary as determined by the Performance Committee, with payments keyed to various percentages of base salary, depending on the level of achievement.  In cases where the Performance Committee has denominated multiple performance goals, achievement of multiple goals could result in an incentive bonus payment in excess of 100% of an executive’s base salary, subject to reduction by the Performance Committee.

    At the time that the Performance Goals are established for any fiscal year the compensation that would be payable if the goals were to be achieved is intended to be “qualified performance based compensation” under Section 162(m) of the Code, in that the goals that are selected are substantially uncertain of being achieved at the time they are established and there can be no guarantee that all or any one of the performance goals will be satisfied based on actual fiscal year results.

    With respect to Part II payments under the 1999 Executive Bonus Plan, the Company has in the past met minimum or target levels for certain performance goals.  Fiscal 2007 was the first year in which the plan included the “Modified EBITDA” performance goal, which was applied to ARG operating unit results, and as discussed below, based on fiscal Year 2007 results the level of achievement for the ARG operating unit exceeded the minimum threshold for performance.

    In connection with the administration of the 1999 Executive Bonus Plan, our CFO provides the Performance Committee with a certificate regarding the computation of the various components of the Part II bonus awards and the Company’s outside accountants confirm the amount of the bonus awards to the underlying financial statement detail.

    Fiscal 2007 Awards

    Performance Goals for 2007 included a “Modified EBITDA” goal for the ARG operating unit.  In March 2007, the Performance Committee approved an amendment to the 1999 Executive Bonus Plan (as well as the Company’s 2002 Equity Participation Plan), which was approved by stockholders at the 2007 Annual Meeting, to provide for thisadditional performance goal based on the achievement of “Modified EBITDA” for the Company as a whole or the operating units of the Company.  Under the amendment, “Modified EBITDA” is defined as consolidated net earnings before interest, tax, depreciation and amortization expenses, excluding interest income and other income not included in operating profit under generally accepted accounting principles, and further adjusted to exclude (i) the impact of financing costs associated with capital leases (as opposed to operating leases) entered into in connection with new stores opened under Arby’s annual operating plan, (ii) acquisitions and dispositions, (iii) all items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence, as determined in accordance with the 1999 Executive Bonus Plan; and (iv) all items of expense related to equity based compensation determined in accordance with the standards established by Statement of Financial Accounting Standards No. 123 (R), and any amendment, modification or successor thereto.  The selection of a modified EBITDA performance goal for Arby’s was intended to encourage senior management to focus on profitability and operational efficiencies in connection with the consolidation of Arby’s existing company owned stores with those acquired from RTM in 2005, as well as to provide added incentive to Arby’s management to manage the ongoing expansion of Arby’s stores in a profitable manner.

    For fiscal 2007, Mr. Roland Smith was the only senior executive at ARG who was a participant under the 1999 Executive Bonus Plan.  His performance award was conditioned on the achievement of a “Modified EBITDA” goal relating to the ARG operating unit, with a minimum achievement level of 89% resulting in a payout of 25% of base salary, a target level achievement of 100% resulting in a payout of 100% of base salary and a maximum achievement level of 130% or more resulting in a maximum payout of 175% of his base salary.  As provided for under the 1999 Executive Bonus Plan because actual results for the ARG operating unit fell between the minimum and target achievement levels, the relevant payout percentage was interpolated to 54% of base salary.  Based on fiscal 2007 results the “Modified EBITDA” goal for the ARG operating unit was achieved at a 90.5% level, resulting in a payout to Mr. Smith of 54% of his base salary ($540,000), which was approved by the Performance Committee.

    Fiscal 2008 Awards

    In February 2008, the Performance Committee designated six ARG executives (Messrs. Smith, Garrett, Hare and Okeson and Mesdames Barton and Barre) as participants for the 2008 plan year under the 1999 Executive Bonus Plan and, in March 2008, set the performance goal bonus targets for the 2008 plan year for each participant.  In conjunction with its independent compensation consultant, and consistent with its efforts to develop performance goals under the bonus plan tailored to the business operations of ARG, the Performance Committee established three performance metrics for determining bonus payments under the 1999 Executive Bonus Plan: (i) Modified EBITDA for the Company as a whole, which applies to the entire Company and takes into account Company wide expenses not associated with the prior year’s Modified EBITDA target for the ARG operating unit; (ii) Earnings Per Share (“EPS”); and (iii) Stock Price Appreciation on Class B common shares (“SPA”).

    Under the terms of the 1999 Executive Bonus Plan, the Performance Committee also has the authority to adjust or modify the calculation of performance goals to take into account unusual corporate transactions or other unusual or nonrecurring events affecting the Company.  In light of the possible accounting impact in fiscal 2008 resulting from the disposition by the Company of its interest in Deerfield & Company, LLC (“Deerfield”) and fees and expenses incurred in connection with ongoing strategic and financing matters initiated in prior years, the Performance Committee determined that the impact of such matters should be excluded from the determination of the achievement of performance goals for 2008.  The intent of this adjustment is to ensure the management team’s compensation is tied to the Company’s operations and results rather than to other events outside of their direct control.

    As adopted by the Performance Committee, each executive is assigned to a category providing for a target payout as a percentage of base salary: 100% for the CEO, 90% for the COO and 75% for the other participants.  Threshold, target and maximum achievement of each of the three designated performance goals is correlated with a percentage of executive’s target payout percentage.  In the case of the Modified EBITDA and EPS goals, the levels of achievement include threshold at 85% of target (resulting in a 25% payout), target (resulting in a 50% payout) and maximum achievement at 130% of target (resulting in a 100% payout).  In the case of SPA, threshold achievement is 10% appreciation (resulting in a 25% payout), target (resulting in a 50% payout) and maximum achievement (resulting in a 100% payout).

    Based on the target payout percentages designated for the participants, assuming target performance for all three metrics, the CEO would qualify for a bonus payment of 150% of his base salary ($1.5 million), the COO would qualify for a bonus payment of 135% of his base salary ($1.013 million), and the other participants would qualify for bonus payments of 112.5% of their base salaries (ranging from $377,000 to $731,000).  Assuming maximum performance for all three metrics, the CEO would qualify for a bonus payment of 300% of his base salary, the COO would qualify for a bonus payment of 270% of his base salary, and the other participants would qualify for bonus payments of 225% of their base salaries.  If actual performance falls between designated achievement levels the relevant payout percentage is interpolated.  While all such bonus payments could be subject to negative discretion (and reduction) by the Performance Committee, the performance goal awards for fiscal 2008 have been designed so that, assuming target level achievement for all three metrics, the participant’s total cash compensation (base salary and bonus) would be consistent with the 75th percentile of peer company practices.

ARG 2007 Bonus Incentive Plan

    During fiscal 2007, certain of the named executive officers (Messrs. Hare, Garrett and Okeson, and Ms. Barton) were participants in the Arby’s Restaurant Group, Inc. 2007 Bonus Incentive Plan.  Under this plan, these executives were assigned a target percentage of 75% of their annual base salary (except for Mr. Garrett, who was assigned a target percentage of 90%), and could qualify for a multiple of that amount depending on the achievement of “Adjusted EBITDA” (i.e., 25% of the target percentage at minimum performance (89% achievement), 100% of the target percentage at target performance and 175% of the target percentage at maximum performance (120% or more achievement)).  “Adjusted EBITDA” is defined in the plan as earnings for the fiscal year before interest, taxes, depreciation and amortization, as adjusted to exclude the impact of (i) rent expense variances attributable to changes in financing strategy, (ii) acquisitions and dispositions, and (iii) specific non-recurring and unusual items to the extent approved by the Compensation Committee.  In addition, participating employees may have their bonus adjusted up or down a maximum of 20% based on their individual performance, which in the case of senior management is based on a recommendation from the CEO and final approval by the Compensation Committee.

    With respect to fiscal year 2007 results, the “Adjusted EBITDA” goal was achieved at a 90.5% level resulting in a 54% payout of designated target bonuses.  For Messrs. Garrett, Hare and Okeson, and Ms. Barton, their bonus payments under the ARG bonus plan were $364,500, $208,575, $187,718 and $263,250, respectively.  (As discussed below, some executives also received discretionary bonuses for fiscal 2007.)

Fiscal 2007 Discretionary Bonuses

    In light of the corporate restructuring that took place in fiscal 2007, and in recognition of the special demands placed on ARG senior management in connection with acquisition and financing activities, the Compensation Committee approved certain one time discretionary bonuses.  In the view of the Compensation Committee the combined and incrementally significant performance demands associated with the ongoing possible acquisition of a leading restaurant chain by the Company, the sale by the Company of Deerfield to DFR, and the review and consideration by ARG of various financing opportunities, which were exacerbated by the significant disruptions in the financial markets in the latter part of 2007, warranted consideration of such an additional bonus.  In the case of Messrs. Smith, Hare and Okeson, they received an additional $460,000, $177,675 and $159,908 respectively, which brought Mr. Smith to his 100% targeted bonus payout, and Messrs. Hare and Okeson to their 75% targeted bonus payouts.  In the case of Mr. Garrett, he received an additional $141,750, which brought him to 75% of his 90% targeted bonus payout.  The Compensation Committee views these as non-recurring bonus payments that were warranted by the overall facts and circumstances surrounding the restructuring and related events for fiscal 2007.  Based on compensation data provided by the Committee’s compensation consultant, total cash compensation paid to these executives as a group for 2007, including the discretionary 2007 bonus, generally approximated the 75th percentile for peer companies.

Long-term Incentive Compensation

    The Compensation Committee uses long-term incentive compensation to deliver competitive compensation, retain executive talent and encourage a focus on long term growth and stock appreciation.  These compensation objectives are also impacted by the nature of the business operations conducted by the Company and the executive pool from which it recruits, and as a result of the restructuring that occurred in fiscal 2007, the Compensation Committee, assisted by its compensation consultant, is reviewing the long term incentive component of compensation for ARG executives.  As a result, historical practices with respect to option and restricted stock grants to senior management of the Company may not be indicative of future grants to members of the ARG senior executive team.

    What follows is a description of the existing equity plans and developments under those plans with respect to the Company’s senior executive officers.

2002 Plan

    The Company provides officers and key employees of the Company and its principal business units with equity-based incentives linked to longer-term business unit and corporate performance through the 2002 Plan, which provides for the grant of options to purchase shares of Company stock and the award of restricted stock, restricted stock units and/or stock appreciation rights of the Company.  The Compensation Committee believes equity ownership among executives aligns management’s interests with those of stockholders and provides long-term incentives for the Company’s officers.  As part of its post-restructuring review of compensation practices with Towers Perrin, the Committee will be reviewing share ownership guidelines.

    As to the timing of equity grants generally, newly hired executives are granted options or equity effective as of the later of their first date of employment and the date of approval of the annual grant by the Compensation Committee.  In past years, with respect to Company senior executives, when there have been annual grants, they have generally been made either near the end of the fourth quarter or during the first quarter of the fiscal year.  In the case of ARG executives, in past years option grants were made in the first or second quarter, but for fiscal 2008 and subsequent years, the Compensation Committee has not yet determined when and to what extent it will provide for annual equity grants.

    In fiscal 2007, the Compensation Committee (and the Performance Committee in the case of performance based awards relating to Mr. Smith) authorized the grant of options and restricted shares to Mr. Smith, pursuant to the terms of his employment agreement, and to Messrs Garrett, Hare and Okeson, and Ms. Barton (in the amounts reflected in “Grants of Plan-Based Awards” below).  In the case of Mr. Smith, the value of the awards were slightly above median peer company practices.  In the case of the other executives, the value of their equity awards ranged from the 4th to 42nd percentile.  There has not been any determination made with respect to such grants to named executive officers in connection with 2008 performance, and the size of any future equity and/or option grants cannot now be determined.

    In fiscal 2007, the Compensation Committee and the Performance Committee approved the terms of an amendment to an employment agreement with ARG’s CEO, Mr. Smith, extending the performance vesting target date of Mr. Smith’s outstanding restricted shares from January 31, 2007 to March 25, 2007.  In 2006, ARG had entered into an employment agreement with Mr. Smith, in which Mr. Smith was to receive a grant of 100,000 restricted shares of the Company’s Class B Common Stock, Series 1 (“Class B Common Stock”), 50% of which were to have performance vesting targets and 50% of which were to have time vesting targets.  The employment agreement provides that such vesting targets were to be agreed upon by ARG’s Board of Directors and Mr. Smith within 90 days following execution of the employment agreement.  The employment agreement further provided that if the vesting targets were not set by that date, then Mr. Smith would instead receive options to acquire shares of Class B Common Stock having a Black-Scholes value equal to the market price of such number of restricted shares as of the commencement date of Mr. Smith’s employment.  Mr. Smith previously agreed to extend the date for setting such vesting targets first to August 31, 2006 and then to September 30, 2006, November 13, 2006 and January 31, 2007.  The Compensation Committee and the Performance Committee approved the agreement between ARG and Mr. Smith to further extend the date for setting such targets to March 25, 2007.

    In March 2007, on the recommendation of the then senior management of the Company, the Performance Committee approved the terms of an amendment to Mr. Smith’s employment agreement relating to an award of 100,000 shares of restricted stock.  Under the terms of the original grant contemplated by the employment agreement, there would be a 50/50 allocation between time vesting and performance vesting shares.  Given the circumstances surrounding the operations of the Company in 2007, management recommended that the proposed award be reallocated so that 66,667 (as opposed to 50,000) restricted shares would vest over a three year period, from April 2007 to April 2009 and 33,333 restricted shares, in two tranches of 16,666 (“Performance A Shares”) and 16,667 shares (“Performance B Shares”), would vest based on the attainment of specified levels of “Modified EBITDA” (on an individual year basis, and with a cumulative catch-up feature based on the attainment of cumulative “Modified EBITDA” for the 2007 and 2008 fiscal years).

    In March 2008, the Performance Committee determined that based on actual fiscal 2007 EBITDA, 50% of the Performance A shares had vested.  At that time the Performance Committee also revised the Modified EBITDA target with respect to vesting of the Performance B Shares and eliminated the “catch-up” vesting feature.

Severance and Change in Control Benefits

    Senior members of the ARG management team have existing provisions in their respective employment agreements that provide for certain severance payments upon a termination by the Company without cause, termination by the executive as a result of a “triggering event” and, in the case of Mr. Smith, a termination by him within a designated period following a change of control.

    Under these agreements, generally upon a termination of employment for any reason, including for cause by the Company or as a result of the executive’s death or disability, or a resignation by an officer without good reason, the officer will be entitled to receive base salary through his termination date, accrued vacation pay, any deferred compensation payable in accordance with the applicable plans, reimbursement of expenses incurred but not paid and any other benefits that the officer is eligible to receive under any of our plans or programs (collectively, these benefits are referred to as the “accrued obligations”).  In the case of a termination due to the executive’s disability, unvested stock options and restricted stock become vested based on the following formula: in the case of Mr. Smith, he is credited with service, for vesting purposes for his options, for the remainder of the initial term or two years (whichever is later) and he is automatically vested in 50% of his remaining unvested restricted shares; in the case of the other executives, they automatically vest in that number of options that would have been vested through the earlier of the third anniversary of their employment or expiration of their severance payment period.

    Severance payments under these executive agreements arises if the executive is terminated by the Company without cause or if the executive terminates employment as the result of a “triggering event.”  For all named executive officers, a “triggering event” includes material reductions in responsibilities or a change in reporting lines, a reduction in base salary or target bonus opportunity, or relocation of their work situs outside of the Atlanta metropolitan area.  In the case of Mr. Smith, the definition of “triggering event” includes the following additional features: non-renewal of his employment agreement after a change of control and his notice of termination during a thirty (30) day period commencing 270 days following a change of control (which termination would be effective no earlier than 90 days after such termination notice and no later than the earlier of 120 days after such termination notice or the last day of the employment term).  Mr. Smith’s employment agreement also provides that upon the occurrence of a change of control, all his unvested stock options and restricted shares will vest and that he will be paid a “gross-up payment” to reimburse him (on a fully grossed-up basis) for any excise taxes he may incur as a result of any “excess parachute payments” received in connection with a change of control.

    For purposes of Mr. Smith’s employment agreement, “change of control” includes the acquisition by any person of 50% or more of the combined voting power of the Company (or its Arby’s subsidiary), a majority of the Board of Directors of the Company (or its Arby’s subsidiary not being nominated by the Board of the Company (or its Arby’s subsidiary) or a majority of the Board of Directors of the Company (or its Arby’s subsidiary) not consisting of Messrs Peltz, May or individual’s nominated or recommended by them.  (The definition of change of control excludes certain transactions in which Messrs. Peltz, May or their affiliates continue to control or influence the management or policies of Arby’s or any merger or sale of the Company to entities controlled by Messrs. Peltz, May or their affiliates).

    The Company’s severance payment obligations generally include the payment of either a lump sum (in the case of Mr. Smith) or payment in monthly installments in the case of the other executives (subject to offset for outside earnings after the first year of payments) of a multiple of base salary and pro rata bonus (and in some cases a guaranteed bonus), and continued payment by the Company of its share of health and medical insurance coverage for eighteen (18) months following the executive’s termination of employment (in the case of Mr. Smith) or, for the other executives, the greater of eighteen (18) months following the executive’s termination of employment and the period during which the executive receives severance payments (but not to exceed two years from such termination).  With respect to vesting of stock options and restricted stock, Mr. Smith would qualify for additional vesting through the greater of April 2009 or two years from the date of termination; the other executives would qualify for additional vesting through the end of the severance payment period.  Severance payments are conditioned on the executive’s execution and delivery of a general release in favor of the Company.

    As to the quantitative nature of these payments, assuming that the triggering event took place on the last business day of the Company’s 2007 fiscal year (and that the price per share of the Company’s stock was the closing price on that date), the Company estimates (based on the additional assumptions discussed below) that Messrs. Smith, Hare, Garrett, and Okeson and Ms. Barton would be entitled to receive the following payments and benefits from the Company:

•
Smith – “Termination By the Company Without Cause or By Executive Due to A Triggering Event Other Than a Change of Control”—(i) a lump sum payment of 1.5 times base salary, equal to $1,500,000; (ii) a pro rata target bonus for the year of termination payable at the time the bonus would otherwise be payable, of $1,000,000; (iii) continued health and welfare coverage, with Mr. Smith bearing the same percentage allocation of costs, valued at approximately $18,000; (iv) accelerated vesting of all unvested stock options (valued at zero); and (v) accelerated vesting of 50% of his unvested restricted stock, valued at approximately $303,335.

•
Smith – “Triggering Event As a Change of Control”—(i) a lump sum payment of 1.5 times base salary, equal to $1,500,000; (ii) a pro rata target bonus for the year of termination payable at the time the bonus would otherwise be payable, of $1,000,000; (iii) continued health and welfare coverage, with Mr. Smith bearing the same percentage allocation of costs, valued at approximately $18,000; and (iv) accelerated vesting of all unvested  stock options (valued at zero) and restricted stock, valued at approximately $606,670.

•
Hare – (i) semi-monthly installment payments of annual base salary for a period of twelve (12) months equal to $515,000; (ii) semi-monthly installment payments of annual base salary for an additional period of twelve (12) months beginning on the one (1) year anniversary of the date of termination of employment, equal to $515,000 (assuming no offsetting compensation during this period); (iii) a lump sum payment of $386,250 equal to annual target incentive for 2007; (iv) continued health and welfare coverage with Mr. Hare bearing the same percentage allocation of costs, valued at approximately $18,000; (v) accelerated vesting of all unvested stock options (valued at zero); and (vi) accelerated vesting of all unvested restricted stock, valued at $109,200.

•
Garrett – (i) semi-monthly installment payments of annual base salary and guaranteed bonus for a period of twelve (12) months equal to $1,000,000; (ii) semi-monthly installment payments of annual base salary and guaranteed bonus for an additional period of twelve (12) months beginning on the one (1) year anniversary of the date of termination of employment equal to $1,000,000 (assuming no offsetting compensation during this period); (iii) a lump sum payment of $250,000, equal to the guaranteed bonus; (iv) continued health and welfare coverage, with Mr. Garrett bearing the same percentage allocation of costs, valued at approximately $18,000; (v) accelerated vesting of unvested stock options (valued at zero); and (vi) accelerated vesting of all unvested restricted stock, valued at $136,500.

•
Okeson – (i) semi-monthly installment payments of annual base salary for a period of twelve (12) months equal to $463,500; (ii) semi-monthly installment payments of annual base salary for an additional period of twelve (12) months beginning on the first anniversary of the date of termination of employment equal to $463,500 (assuming no offsetting compensation during this period); (iii) a lump sum payment of $347,625 equal to the annual target incentive for 2007; (iv) continued health and welfare coverage, with Mr. Okeson bearing the same percentage allocation of costs, valued at approximately $18,000; (v) accelerated vesting of all unvested stock options (valued at zero); and (vi) accelerated  vesting of all unvested restricted stock, valued at $91,000.

•
Barton – (i) semi-monthly installment payments of annual base salary and guaranteed bonus for a period of twelve (12) months equal to $800,000; (ii) semi-monthly installment payments of annual base salary and guaranteed bonus for an additional period of twelve (12) months beginning on the first anniversary of the date of termination of employment equal to $800,000 (assuming no offsetting compensation during this period); (iii) a lump sum payment of $150,000, equal to the guaranteed bonus; (iv) continued health and welfare coverage, with Ms. Barton bearing the same percentage allocation of costs, valued at approximately $18,000; (v) accelerated vesting of all unvested stock options (valued at zero); and (vi) accelerated vesting of all unvested restricted stock, valued at $45,500.

•
Assumptions: stock price of the Company’s Class B Common Stock at $9.10/share as of 12/30/07; no compensation offset for executives whose second year severance payments would otherwise be subject to reduction for outside earnings; immediate exercise of all options that vest as of 12/30/07 termination date; unvested options of Messrs. Smith, Hare, Garrett and Okeson and Ms. Barton that are subject to accelerated vesting as of 12/30/2007 are valued at zero as none of the unvested options has an exercise price less than $9.10/share; health and welfare coverage continuing for eighteen (18) months; and no six month delay in payment to any “specified employee” that would otherwise be required under Code Section 409A.

Other Benefits and Perquisites

    Consistent with our Executive Compensation Program, and to enable the Company to attract and retain superior executives for key positions, our executives are provided with certain benefits and perquisites.  For example, our executive officers are entitled to participate in the various benefits made available to our employees, such as our 401(k) plan (although “highly compensated employees” (for IRS purposes) had not been eligible to participate in the 401(k) plan during 2007, effective January 1, 2008 they will be eligible to participate in a “safe harbor” plan adopted by ARG), group health plans, vacation and sick leave, life insurance and short-term and long-term disability benefits, and all of the officers are covered by our directors and officers liability insurance and indemnification agreements.  Senior executive officers (as well as certain employees at various levels) are also provided with cellular phones, PDAs, and laptops that are intended primarily for business use.

Other Material Considerations

Impact of Accounting, Tax and Legal Considerations

    With respect to taxes, Section 162(m) of the Code imposes a $1.0 million limit on the deduction that the Company may claim in any tax year with respect to compensation paid to each of the named executive officers.  Accordingly, the Performance Committee monitors which executive officers may qualify as named executive officers in order to maximize the amount of that compensation paid to these officers that will be deductible under Section 162(m).

    Certain types of performance-based compensation are exempted from the $1.0 million limit.  Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m) (such as the provisions of the 1999 Executive Bonus Plan).  The Performance Committee seeks to structure performance-based and equity compensation for the named executive officers in a manner that complies with Section 162(m) in order to provide for the deductibility of such compensation.  At the same time, there may be circumstances in which the Compensation Committee and/or Performance Committee determines, in the exercise of its independent judgment that it is in the best interests of the Company to provide for compensation that may not be deductible.

    Another section of the Code, Section 409A, affects the manner by which deferred compensation opportunities are offered to the Company’s employees because Section 409A requires that “nonqualified deferred compensation” be structured in a manner that limits employees’ abilities to accelerate or further defer certain kinds of deferred compensation.  The Company has undertaken the necessary steps to ensure that its existing deferred compensation plans are operated in accordance with Section 409A.

Compensation Elements of Restructuring

Contractual Settlements with Nelson Peltz and Peter May

    In April 2007, as the Company considered restructuring alternatives related to the sale by the Company of its interest in Deerfield, the Compensation Committee and Special Committee undertook a further review of the options available to the Company regarding the employment arrangements with Messrs. Peltz and May and the advantages to the Company of ultimately consolidating its corporate and headquarters operations with its Arby’s operations in Atlanta.  The Compensation Committee and Special Committee met together on several occasions regarding these matters and the Compensation Committee reviewed the payment obligations of the Company under the existing employment agreements with Messrs. Peltz and May and the proposed contract settlement payments in connection with the termination by the Company of these employment agreements and the resignations of Messrs. Peltz and May as executive officers of the Company as of June 29, 2007.  Their employment agreements would otherwise have expired on April 30, 2012 (had they not otherwise been extended).  The Company decided to enter into contractual settlements with Messrs. Peltz and May due to the desirability of ultimately consolidating the Company’s corporate operations and headquarters in Atlanta with its Arby’s operations and relying upon the skills and experience of the senior executive team of Atlanta-based Arby’s.  After June, 29, 2007, Messrs. Peltz and May continued as directors of the Company, with Mr. Peltz serving as non-executive Chairman and Mr. May serving as non-executive Vice Chairman.

    The steps taken by the Company in connection with the contractual settlements with Messrs. Peltz and May included the following:

•
A joint review by the Special Committee and Compensation Committee (with the assistance of the independent compensation consultant to the Compensation Committee and outside counsel to each of the Special Committee and Compensation Committee) of (i) the compensation and other expenses that would be incurred in connection with continued operations of the New York City headquarters through the end of the then current term of the Peltz and May agreements (April, 2012, assuming no further extension) and (ii) the rights and obligations of the Company and the executives under their existing employment agreements for the remainder of the then current term.  Specifically, an independent compensation consultant (Johnson Associates, Inc.) projected that the contractual settlement of the obligations of the Company under these employment agreements, in conjunction with the consolidation of the Company’s corporate and headquarters operations with its Arby’s operations in Atlanta, would result in significant annual corporate savings and concluded that the contractual settlement represented a reasonable alternative, based on the economics, that was fair to the Company.

•
Subject to and consistent with the overall resolution of these matters by the Special Committee, and following its review of the payment obligations of the Company under the existing employment agreements and the proposed contract settlement payments, the Compensation Committee recommended approval of the contractual settlements with Messrs. Peltz and May, and the Special Committee approved the settlements.  The contractual settlements provided for the termination of their employment agreements and their resignations as executive officers as of June 29, 2007, in return for payments of $50,213,753 and $25,106,877 to Messrs. Peltz and May, respectively, subject to applicable taxes and withholding.  These payments were 25% less than the cash payments estimated to be owed to each of these executives under their employment agreements if their employment had been terminated as of June 29, 2007 by the Company.  The Company agreed to fund these payment obligations, net of withholding taxes, in separate rabbi trusts for the benefit of Messrs. Peltz and May and the payment of amounts in the trusts (which reflected a reduction in value from the initial funding as a result of investment performance of the trust assets) was made to the executives after six months following their June 29, 2007 separation of employment from the Company.  At the time of the termination of their employment, and in connection with their contractual settlements, their outstanding unvested restricted stock in the Company and their unvested Class B Units of Triarc Deerfield Holdings, LLC (“TDH”) and Jurl Holdings, LLC (“Jurlique”) vested in full.

    In December 2007, the Special Committee approved the terms of an amendment to the separation agreements with Messrs. Peltz and May.  Under the terms of the separation agreements entered into earlier that year, the full amounts that the Company otherwise would have been required to deposit into rabbi trusts for Messrs. Peltz and May in June 2007 were reduced by amounts equal to the aggregate estimated withholding tax payments due at the time the funds were to be released to Messrs. Peltz and May in late December 2007.  This accommodation provided the Company with additional operating liquidity during the six month period between the date that Messrs. Peltz and May ceased serving as executive officers and the date that the funds were released from the rabbi trusts, but reduced the amount of funds that otherwise would have been in the rabbi trusts and invested for the benefit of Messrs. Peltz and May.  The amendments provided for the payment to Messrs. Peltz and May of $1,096,752.06 and $548,376.03, respectively, which was intended to represent an interest component on the amounts that would have been included in the rabbi trusts but for the funding accommodation.

    Restructuring Initiatives—Other Senior Executives

    Francis T. McCarron

    During 2007, and in connection with the restructuring initiatives, the Compensation Committee and Mr. McCarron addressed certain matters relating to his existing separation agreement and entered into a new consulting agreement under which Mr. McCarron continued to provide services to the Company through March 31, 2008.

    Mr. McCarron resigned as an executive immediately prior to end of fiscal year 2007 and terminated his services with the Company effective January 1, 2008.  Under the terms of Mr. McCarron’s separation agreement dated April 28, 2006, the Company will make severance and bonus payments to him in the aggregate amount of $7,976,000 in cash, plus interest, less applicable withholding taxes.  Those payments will commence six months after the expiration of a three-month consulting agreement entered into between Mr. McCarron and the Company, effective January 2, 2008, with such payments continuing through December 31, 2008.  Consulting services provided by Mr. McCarron commencing January 1, 2008 and continuing through to March 31, 2008 included a range of financial and accounting matters with respect to which he had responsibility while CFO, with monthly consulting payments of $200,000.  Under his separation agreement he is also entitled to the continuation of certain health and welfare benefits (as in effect at the time of his separation), and to related tax gross-up payments in connection with such benefits for a two year period.  At the time of his termination of employment, all unvested equity awards previously granted to Mr. McCarron by the Company and its subsidiaries vested immediately upon the termination of his employment, and all stock options or other stock-based awards previously granted to him will remain exercisable for specified periods of up to two years following the termination of his consulting agreement, in each case subject to compliance with his post-termination obligations under the severance agreement.  The Company’s payment obligations to Mr. McCarron are subject to reduction by 12.5% and 6.25% (and Mr. McCarron has a corresponding repayment obligation to the extent that amounts may have been previously paid to him) if he accepts fulltime employment in 2008 or 2009, respectively, with Trian Partners.

    Brian L. Schorr

    In fiscal 2007, the Compensation Committee addressed certain matters arising under the pre-existing employment agreement with Mr. Brian Schorr, whose employment as the Company’s Executive Vice President and General Counsel terminated on June 30, 2007.  Under the terms of his employment agreement, the Company paid to Mr. Schorr a lump sum payment of $5,627,414.76, with additional payments to be made between January 1, 2008 and September 30, 2008 of $853,150.07; provided, however, that if a change of control of the Company occurs during such period, this additional payment is to be accelerated and made on the date of such change of control.  As a result of an agreement between the Compensation Committee and Mr. Schorr, the amounts payable to Mr. Schorr are approximately 12.5% less than the cash payments that would have been payable by the Company under the pre-existing terms of Mr. Schorr’s employment agreement.  In addition, each outstanding stock option previously granted to Mr. Schorr will remain exercisable until the earlier of (i) one year following the termination of his services as a consultant to the Company, whether under the management services agreement with Trian Partners or otherwise (other than his termination for cause) or (ii) the earlier of the latest date upon which such stock option could have expired by its original terms under any circumstances or the tenth anniversary of the original date of grant and (iii) immediately upon termination of Mr. Schorr’s services to the Company as a consultant, under the management services agreement or otherwise, for “cause.”

Vesting of Restricted Stock/Deerfield and Jurlique Profit Sharing Interests

    In connection with the termination of employment as of June 30, 2007 of two officers of the Company - Messrs. Garden and Schorr - and the termination of Mr. McCarron as of fiscal year end, the Performance Committee approved the vesting on June 29, 2007 of the final one-third of the restricted stock awards made in March 2005 to them and certain other officers of the Company.  In the case of Messrs Schorr and McCarron they were entitled to accelerated vesting in connection with their termination of employment under their employment and/or separation agreements.  Absent such acceleration, such shares may have been eligible for vesting on March 14, 2008 if certain performance targets were met or, if such performance targets were not met, on March 14, 2010 if an additional performance target was met.  As a result of the foregoing, 39,762, 14,910 and 14,248 restricted shares of Class B Common Stock previously granted to Messrs. Edward Garden, Brian Schorr and Francis McCarron, respectively, vested on June 29, 2007.

    In fiscal 2007, the Compensation Committee approved the vesting as of close of business on June 29, 2007 of the final one-third of the Class B Units of TDH and Jurlique, subsidiaries of the Company, that were subscribed for by certain officers of the Company in November 2005, conditioned, in each case, on the officer not having resigned or been terminated by the Company for “cause” prior to June 29, 2007.  Under the terms of applicable plan, such Class B Units would have vested upon the termination of employment of the holders or if later, the contemplated sale of Deerfield.  As a result of the foregoing, Class B Units held by Messrs. Garden, Schorr and McCarron representing the following percentages of the net income and investment gain generated by TDH and Jurlique (subject to a return of the Company’s invested capital and a preferred return) vested on June 29, 2007: (A) TDH: Garden - 1.55%; Schorr - 0.45%;  and McCarron - 0.35%; and (B) Jurlique: Garden - 0.75%; Schorr - 0.45%; and McCarron - 0.35%.

2007 Bonus Determinations

    The Compensation Committee and/or Performance Committee made certain bonus determinations with respect to certain senior executives of the Company whose services to the Company terminated in 2007 or 2008 in connection with the restructuring, but who had either participated in the 1999 Executive Bonus Plan or otherwise made contributions during fiscal 2007 warranting a bonus consideration.

    During 2007, the Performance Committee had designated Mr. Edward Garden, formerly Vice Chairman of the Company, as a participant in Part II of the 1999 Executive Bonus Plan.  He received performance goal awards relating to ten metrics and based on varying levels of achievement for six metrics (EBITDA margins for the ARG and Deerfield businesses, return on investment, net investment income, sale of Deerfield, and net realized capital gains), he was eligible to receive a bonus payment under the plan.  The potential award was pro-rated to reflect Mr. Garden’s service through June 30, 2007.  In addition, the Performance Committee exercised negative discretion under the 1999 Executive Bonus Plan with respect to Mr. Garden’s award, resulting in a payment to Mr. Garden of $1,338,000.  In addition, with respect to senior management of the Company who provided services with respect to legal, tax and accounting matters through 2007 the Compensation Committee approved aggregate bonuses of $1.19 million.

Introduction to Summary Compensation Table

    The Summary Compensation Table sets forth salary, cash bonus awards, deferred compensation awards as well as awards granted under the 2002 Plan and the 1999 Executive Bonus Plan with respect to the fiscal year ended December 30, 2007 to (i) the two persons serving as Triarc’s Chief Executive Officer (“CEO”) during the 2007 fiscal year: Nelson Peltz, CEO from January 2007 until June 2007, and Roland C. Smith, CEO since June 2007; (ii) the two persons serving as Triarc’s Chief Financial Officer (“CFO”) during the 2007 fiscal year: Francis T. McCarron, CFO from January 2007 until September 2007, and Stephen E. Hare, CFO since September 2007; (iii) Triarc’s three most highly compensated executive officers other than the CEO and CFO who were serving as executive officers at the end of the 2007 fiscal year: Thomas A. Garrett, Executive Vice President and Chief Operating Officer, Sharron L. Barton, Chief Administrative Officer of ARG, and Nils H. Okeson, Senior Vice President, General Counsel and Secretary; and (iv) two additional persons for whom disclosure would otherwise have been provided but for the fact that they were not serving as executive officers of Triarc at the end of the 2007 fiscal year: Peter W. May, President and Chief Operating Officer from January 2007 until June 2007, and Brian L. Schorr, Executive Vice President and General Counsel from January 2007 until June 2007 (collectively, the “Named Officers”).  Additional information with respect to the compensation arrangements for Triarc’s executive officers is set forth below under the caption “Certain Employment Arrangements with Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (3)		Total($)
Roland C. Smith.	2007	1,000,000		1,000,000		495,219	264,489	—		36,574	(4)	2,796,282
(CEO)	2006	711,538	(5)	738,750		742,214	392,445			172,068	(6)	2,757,015
Nelson Peltz.	2007	700,000		2,348,667		1,490,181	—	—		69,928,057	(7)	74,466,905
(former CEO)	2006	1,400,000		15,400	(8)	3,046,933	—	10,720,000	(9)	1,213,993		16,396,326
Stephen E. Hare.	2007	511,250		386,250		70,653	46,286	—		20,958		1,035,396
(SVP and CFO)	*
Francis T. McCarron.	2007	575,000		2,015,750	(8)	223,011	—	—		6,264,740	(10)	9,078,500
(former EVP and CFO)	2006	543,750		15,400	(8)	458,622	1,002,774	1,800,000	(9)	51,169		3,871,715
Thomas A. Garrett	2007	787,500		506,250		88,316	66,122	—		21,862		1,470,051
(EVP and COO)	*
Sharron L. Barton	2007	659,750		263,250		29,439	19,837	—		20,531		992,806
(Chief Admin. Officer - ARG)	*
Nils H. Okeson	2007	478,500		347,625		58,877	33,061	—		20,119		938,183
(SVP, GC and Secretary)	*
Peter W. May.	2007	600,000		1,149,333		668,507	—	—		34,882,438	(11)	37,300,278
(former President and COO)	2006	950,000		15,400	(8)	1,361,997	—	5,208,500	(9)	409,369		7,945,266
Brian L. Schorr	2007	287,500		257,400		260,962	—	—		6,232,727	(12)	7,038,589
(former EVP and GC)	2006	575,000		15,400	(8)	538,100	755,573	1,800,000	(9)	61,481		3,745,554
_____________________________

*	Messrs. Hare, Garrett and Okeson and Ms. Barton were not executive officers of Triarc in 2006, and therefore compensation information for them is provided only for the 2007 fiscal year.

(1)
Represents the expense recorded by the Company under FAS 123(R) in the year shown with respect to the award of restricted stock of the Company made to such Named Officer and, with respect to Messrs. Peltz, May, McCarron and Schorr, the expense recorded by the Company with respect to the Class B Units of Triarc Deerfield Holdings LLC and Jurl Holdings LLC subscribed for by them in 2005, rather than an amount paid to or realized by the Named Officer.  See Note (17) Share-Based Compensation to the Company’s consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “2007 Form 10-K”) for the assumptions made in determining FAS 123(R) values.

(2)
Represents the expense recorded by the Company in the year shown with respect to the award of stock options to the Named Officer rather than an amount paid to or realized by the Named Officer.  See Note (17) Share-Based Compensation to the Company’s consolidated financial statements set forth in the 2007 Form 10-K for the assumptions made in determining FAS 123(R) values.

(3)
Includes with respect to each Named Officer amounts for dividends (and interest thereon) with respect to the restricted stock awards referred to in note (1) above, and automobile and other transportation services and group term life insurance.  Also includes with respect to Messrs. Peltz and May incremental costs to the Company associated with unreimbursed personal use of Company aircraft, based on actual expenses invoiced to the Company by its outside vendors and suppliers.  For Company airplanes, those costs are flight specific and include aircraft fuel and oil, landing fees, ground transportation for passengers to and from airports, crew expenses during layovers (including lodging and meals), rental cars for the crew and on-board catering costs.  Other costs related to Company airplanes, such as pilot and aviation employee salaries, hangar costs, depreciation, maintenance, the costs of deadhead flights (empty pick-up or return flights) and insurance on the aircraft are not included.  For a helicopter in which the Company has a fractional interest, the aggregate incremental costs are the costs of each flight as charged to the Company by the helicopter operator.

(4)	Includes $15,378 for dividends (and interest thereon) with respect to the restricted stock award referred to in note (1) above.

(5)	Mr. Smith began his employment in April 2006 at an annual base salary of $1,000,000.

(6)	Includes (i) $156,982 for relocation expenses and (ii) automobile and other transportation services and group term life insurance.

(7)
Includes (i) $45,165,589 for amounts distributed pursuant to the contractual settlement with Mr. Peltz and $24,271,781 from prior deferred compensation arrangements (see “Compensation Discussion and Analysis – Contractual Settlements with Nelson Peltz and Peter May” above, “Certain Employment Arrangements with Executive Officers – Separation Agreements with Messrs. Peltz and May” below and “Certain Relationships and Related Transactions and Director Independence” below), (ii) $370,869 for security measures, (iii) $58,064 for unreimbursed personal use of corporate aircraft, (iv) $27,690 for dividends (and interest thereon) with respect to the restricted stock award referred to in note (1) above, and (v) $26,667 for financial advisory services.

(8)
The reported amount includes a cash payment made by the Company to the Named Officer in lieu of contributions that would have been made by the Company to the Named Officer’s account in the Company’s 401(k) plan had such Named Officer been eligible to participate in such plan in the year shown.

(9)
Trian Partners paid the following Named Officers or reimbursed the Company for the following portions of the reported non-equity incentive plan compensation: Mr. McCarron—$126,000; and Mr. Schorr—$612,000.  The reported non-equity incentive plan compensation paid to the Named Officers by Triarc was paid pursuant to the 1999 Executive Bonus Plan.  The Performance Committee, in exercising its negative discretion with respect to, and in determining the total amount of, the Performance Goal Bonus Awards to be paid to Messrs. Peltz, McCarron, May and Schorr, took into account, among other things, the amount of each such Named Officer’s time spent on matters relating to Trian Partners and, in the case of Messrs. McCarron and Schorr, the agreement by Trian Partners to either pay the Named Officer directly or reimburse the Company for an allocated portion of the approved compensation awards (see “Compensation Discussion and Analysis” above and “Certain Relationships and Related Transactions and Director Independence” below).

(10)
Includes $6,252,408 for amounts paid or payable in conjunction with Mr. McCarron’s separation agreement (see “Compensation Discussion and Analysis – Restructuring Initiatives – Other Senior Executives – Francis T. McCarron” above and “Certain Employment Arrangements with Executive Officers – Separation Agreement with Francis T. McCarron” below).

(11)
Includes (i) $22,585,685 for amounts distributed pursuant to the contractual settlement with Mr. May and $12,135,304 from prior deferred compensation arrangements (see “Compensation Discussion and Analysis – Contractual Settlements with Nelson Peltz and Peter May” above, “Certain Employment Arrangements with Executive Officers – Separation Agreements with Messrs. Peltz and May” below and “Certain Relationships and Related Transactions and Director Independence” below), (ii) $12,224 for unreimbursed personal use of corporate aircraft, (iii) $76,579 for automobile and other transportation services, (iv) $27,721 for security measures, and (v) $26,667 for financial advisory services.

(12)
Includes an aggregate of $6,223,165 for amounts paid or payable in conjunction with Mr. Schorr’s separation agreement, consisting of $5,627,415 paid in December 2007 and $595,750 of an additional $853,150 payable by September 2008 (the remaining $257,400 of which has been treated as a bonus payment for 2007) (see “Compensation Discussion and Analysis – Restructuring Initiatives – Other Senior Executives – Brian L. Schorr” above and “Certain Employment Arrangements with Executive Officers – Separation Agreement with Brian L. Schorr” below).

    The following table provides information concerning the annual performance bonus and long term incentive awards made to each of the Named Officers in 2007, other than Messrs. Peltz, May, McCarron and Schorr, to whom no payments were made with respect to any awards granted in 2007 as a result of the termination of their employment and related contractual settlements.  There can be no assurance that the Grant Date Fair Value of a stock option award will ever be realized.

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
Roland C. Smith	3/26/07	N/A		N/A		N/A		N/A	N/A	N/A	66,667	N/A	N/A	1,180,006
(CEO)											(Class B)
	3/26/07	N/A		N/A		N/A		N/A	N/A	N/A	33,333	N/A	N/A	516,328	(2)
											(Class B)
	5/23/07	250,000	(1)	1,000,000	(1)	1,750,000	(1)	N/A	N/A	N/A	N/A	200,000	15.84	902,000
												(Class B)	(Class B)
Stephen E. Hare.	5/23/07	96,563	(3)	386,250	(3)	675,938	(3)	N/A	N/A	N/A	12,000	35,000	15.84	347,930
(SVP and CFO)											(Class B)	(Class B)	(Class B)
Thomas A. Garrett	5/23/07	168,750	(3)	675,000	(3)	1,181,250	(3)	N/A	N/A	N/A	15,000	50,000	15.84	463,100
(EVP and COO)											(Class B)	(Class B)	(Class B)
Sharron L. Barton	5/23/07	121,875	(3)	487,500	(3)	853,125	(3)	N/A	N/A	N/A	5,000	15,000	15.84	146,850
(Chief Admin. Officer - ARG)											(Class B)	(Class B)	(Class B)
Nils H. Okeson	5/23/07	86,906	(3)	347,625	(3)	608,344	(3)	N/A	N/A	N/A	10,000	25,000	15.84	271,150
(SVP, GC and Secretary)											(Class B)	(Class B)	(Class B)
______________________________

(1)
Under the 1999 Executive Bonus Plan, Mr. Smith was eligible for a “Performance Goal Bonus Award” for fiscal 2007, which entitled him to a bonus payment conditioned on the achievement of a “Modified EBITDA” goal relating to the operations of ARG for fiscal 2007, with a minimum achievement level of 89% resulting in a payout of 25% of base salary, a target level achievement of 100% resulting in a payout of 100% of base salary and a maximum achievement level of 130% or more resulting in a maximum payout of 175% of his base salary.  Under the terms of the 1999 Executive Bonus Plan, the maximum annual payment that can be made with respect to a Performance Goal Bonus Award for any plan year is $5.0 million per participant.  The Performance Committee also has negative discretion to reduce any payments associated with a Performance Goal Bonus Award.  Because actual results for the ARG operating unit fell between the minimum and target achievement levels in fiscal 2007, the relevant payout percentage was interpolated to 54% of base salary.  Based on such results, the “Modified EBITDA” goal for ARG was achieved at a 90.5% level, resulting in a payout to Mr. Smith of 54% of his base salary ($540,000).  In light of the Company’s corporate restructuring and in recognition of the special demands placed on ARG senior management in fiscal 2007, Mr. Smith also received an additional discretionary bonus of $460,000, which brought him to his 100% targeted payout  For more information regarding the 2007 performance targets and discretionary bonuses, see the “Compensation Discussion and Analysis” above.

(2)
Based on the closing price of the Class B Common Stock on June 5, 2007, which was the date of approval by the Company’s stockholders of Amendment No. 2 to the 2002 Plan.  The grant of these shares was conditioned upon such approval.

(3)
Under the 2007 Arby’s Restaurant Group, Inc. 2007 Bonus Incentive Plan (the “ARG 2007 Bonus Plan”), Messrs. Hare, Garrett and Okeson and Ms. Barton were eligible for an incentive bonus for fiscal 2007, which entitled them to a bonus payment conditioned on the achievement of an “Adjusted EBITDA” goal relating to the operations of ARG for fiscal 2007, with a minimum achievement level of 89% resulting in a payout of 25% of target bonus, a target level achievement of 100% resulting in a payout of 100% of target bonus and a maximum achievement level of 130% or more resulting in a maximum payout of 175% of target bonus.  Under the terms of the ARG 2007 Bonus Plan, each executive’s target bonus is calculated as a percentage of base salary, with Messrs. Hare and Okeson and Ms. Barton each having a target bonus of 75% of base salary and Mr. Garrett having a target bonus of 90% of base salary.  The Company also has discretion to adjust the incentive bonus for such executives (up or down) by a maximum of 20% based on individual performance.  With respect to fiscal 2007 results, the “Adjusted EBITDA” goal was achieved at a 90.5% level resulting in a 54% payout of designated target bonuses.  For Messrs. Garrett, Hare and Okeson, and Ms. Barton, their bonus payments under the ARG 2007 Bonus Plan were $364,500, $208,575, $187,718 and $263,250, respectively.  In light of the Company’s corporate restructuring and in recognition of the special demands placed on ARG senior management in fiscal 2007, some of these executives also received additional discretionary bonuses for fiscal 2007.  In the case of Messrs Hare and Okeson, they received an additional $177,675 and $159,908 respectively, which brought them to their 75% targeted bonus payouts.  In the case of Mr. Garrett, he received an additional $141,750, which brought him to 75% of his projected 90% targeted bonus payout.  For more information regarding the 2007 performance targets and discretionary bonuses, see the “Compensation Discussion and Analysis” above.

    The following table provides information concerning the unexercised stock options and unvested restricted stock awards as of the end of fiscal 2007 for each Named Officer other than Messrs. Peltz and May, for whom no such equity awards were outstanding.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roland C. Smith	73,333	146,667		16.62	4/13/16	33,334	303,339	33,333	303,330
(CEO)	(Class B)(1)					(Class B) (3)		(Class B) (3)
	—	200,000		15.84	5/23/17
	(Class B)
Stephen E. Hare	25,000	50,000		16.01	6/07/16	12,000	109,200
(SVP and CFO)	(Class B)(1)					(Class B) (4)
	—	35,000		15.84	5/23/17
	(Class B)
Francis T. McCarron	184,654	—		19.55	2/15/15
(former EVP and CFO)	(Class B)(1)
Thomas A. Garrett	203,328	—		4.0397	7/25/15	15,000	136,500
(EVP and COO)	(Class B)(1)					(Class B) (4)
	334,331	—		7.1164	7/25/15
	(Class B)(1)
	33,333	66,667		16.22	4/28/16
	(Class B)(1)
	—	50,000		15.84	5/23/17
	(Class B)
Sharron L. Barton	10,133	20,267		16.22	4/28/16	5,000	45,500
(Chief Admin. Officer - ARG)	(Class B)(1)					(Class B) (4)
	—	15,000		15.84	5/23/17
	(Class B)
Nils H. Okeson	14,167	28,333		16.22	4/28/16	10,000	91,000
(SVP, GC and Secretary)	(Class B)(1)					(Class B) (4)
	—	25,000		15.84	5/23/17
	(Class B)
Brian L. Schorr	16,109	—		24.0875	12/14/10
(former EVP and GC)	(Package)(1)(2)
	25,000	—		23.25	12/06/11
	(Package)(1)(2)
	30,000	—		25.58	12/18/12
	(Package)(1)(2)
	20,646	—		21.45	12/22/09
	(Class A)(1)
	9,524	—		21.45	12/14/10
	(Class A)(1)
	20,394	—		21.45	3/15/09
	(Class A)(1)
	225,000	—		14.64	2/15/15
	(Class B)(1)
	41,292	—		19.55	12/22/09
	(Class B)(1)
	19,048	—		19.55	12/14/10
	(Class B)(1)
	40,790	—		19.55	3/15/09
	(Class B)(1)
___________________________

(1)	All such options have vested.

(2)	Each package option entitles the holder to receive one share of Class A Common Stock and two shares of Class B Common Stock upon exercise of the option.

(3)
On March 26, 2007, the Company granted a total of 100,000 restricted shares of the Company’s Class B Common Stock to Mr. Smith pursuant to the terms of his employment agreement.  Such restricted shares have both time vesting targets (66,667 shares) and performance vesting targets (33,333 shares).  During 2007, 33,333 of the time-vesting shares vested on the first anniversary of the date of commencement of Mr. Smith's employment.  During 2008, (i) an additional 16,667 of the time-vesting shares vested on the second anniversary of the date of commencement of his employment, (ii) 8,333 of the performance-vesting shares vested upon the Performance Committee’s determination that certain performance targets had been met, and (iii) 8,333 unvested performance-vesting shares were forfeited as a result of elimination of a “catch-up” vesting feature in the 2007 grant.

(4)
On May 23, 2007, the Company granted certain officers and key employees, other than our current CEO, Mr. Smith, a total of 159,300 restricted shares of Class B Common Stock under the 2002 Plan.  The 2007 Restricted Shares vest ratably over three years, subject to continued employment through each of the anniversary dates.  The price of the Company’s Class B Common Stock on the May 23, 2007 grant date was $15.84 and the resulting grant-date fair value is being recognized as compensation expense ratably over the vesting periods net of an anticipated amount of forfeitures.  No 2007 Restricted Shares were forfeited or vested during 2007.

    The following table provides information concerning the vesting during 2007 of restricted stock awards previously made to each of the Named Officers.  None of the Named Officers exercised any stock options during 2007.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)			Value Realized on Vesting ($) (1)
Roland C. Smith.	—	—	33,333		(Class B)	578,661
(CEO)
Nelson Peltz.	—	—	99,437		(Class A)	3,923,565
(former CEO)			133,333		(Class B)
Stephen E. Hare.	—	—		—		—
(SVP and CFO)
Francis T. McCarron.	—	—	28,496		(Class B)	470,042
(former EVP and CFO)
Thomas A. Garrett	—	—		—		—
(EVP and COO)
Sharron L. Barton	—	—		—		—
(Chief Admin. Officer - ARG)
Nils H. Okeson	—	—		—		—
(SVP, GC and Secretary)
Peter W. May.	—	—	119,284		(Class B)	1,967,590
(former President and COO)
Brian L. Schorr	—	—	29,821		(Class B)	491,898
(former EVP and GC)
______________________________

(1)	Based on the closing price of the Class A Common Stock or the Class B Common Stock, as applicable, on the vesting date.

    The following table provides information with respect to aggregate contributions, earnings and account balances at December 30, 2007 for Messrs. Peltz and May in rabbi trusts (i) established in 2007 in connection with the contractual settlements providing for the termination of their employment agreements and their resignations as officers of the Company (see “Compensation Discussion and Analysis – Contractual Settlements with Nelson Peltz and Peter May” above) and (ii) previously established under the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc. (the “Deferral Plan”).  (None of the other Named Officers had contributions, earnings or account balances at that date under the Deferral Plan.)  For more information regarding the Deferral Plan, see “Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.” below.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Nelson Peltz	0	47,940,286	(2,289,419)	(2)	69,437,370 (3)	0
Peter W. May	0	23,995,143	(1,166,942)	(2)	34,720,989 (4)	0
_________________________

(1)	These amounts are reported as 2007 compensation in the All Other Compensation column of the Summary Compensation Table.

(2)
Represents losses on the bookkeeping accounts established for Messrs. Peltz and May pursuant to the Deferral Plan.  For a description of the Deferral Plan, see “Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.” below.

(3)
Consists of (i) $45,165,589 for amounts distributed from a rabbi trust established in 2007 in connection with the contractual settlement providing for the termination of his employment agreement and his resignation as an officer of the Company, and (ii) $24,271,781 from a rabbi trust previously established under the Deferral Plan.

(4)
Consists of (i) $22,585,685 for amounts distributed from a rabbi trust established in 2007 in connection with the contractual settlement providing for the termination of his employment agreement and his resignation as an officer of the Company, and (ii) $12,135,304 from a rabbi trust previously established under the Deferral Plan.

Compensation of Directors

    Each non-management director of the Company receives an annual retainer (payable quarterly) of $30,000 for serving on the Board.  In addition, each non-management director of the Company receives $1,500 for each meeting of the Board or of a committee (or subcommittee) of the Board that such director attends.  Under the 2002 Plan, each non-management director may elect to have all or a portion of the annual retainer and these meeting attendance fees paid in shares of Class A Common Stock and/or Class B Common Stock rather than in cash.

    In addition, pursuant to the 2002 Plan, each director of the Company who is not also an employee of the Company or any subsidiary receives options to purchase an aggregate of 15,000 shares of Class A Common Stock and 30,000 shares of Class B Common Stock on the date of such director’s initial election or appointment to the Board of Directors.  On the date of each subsequent annual meeting of stockholders of the Company at which a director is reelected, such director receives options to purchase 4,000 shares of Class A Common Stock and 8,000 shares of Class B Common Stock.

    The chart below summarizes the compensation paid to the Company’s non-employee directors for their services as directors during fiscal 2007.  (Although the employment of Messrs. Peltz, May and Garden with the Company ended on June 29, 2007, they were not compensated as non-employee directors in 2007.)

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hugh L. Carey	48,000	—	22,822(1)(2)	—	—	—	70,822
Clive Chajet	75,000	—	22,822(1)(2)	—	—	—	97,822
Joseph A. Levato	85,500	—	22,822(1)(2)	—	—	—	108,322
David E. Schwab II	58,517	29,983(3)	22,822(1)(2)	—	—	—	111,322
Raymond S. Troubh	75,000	—	22,822(1)(2)	—	—	—	97,822
Gerald Tsai, Jr.	52,500	—	22,822(1)(2)	—	—	—	75,322
Russell V. Umphenour, Jr.	267	48,167(4)	22,822(1)(2)	—	—	—	71,256
Jack G. Wasserman	81,000	—	22,822(1)(2)	—	—	—	103,822
______________________________

(1)
Represents the expense recorded by the Company in 2007 with respect to the issuance to such director of options to acquire 4,000 shares of Class A Common Stock and 8,000 shares of Class B Common Stock upon such director’s reelection as a director at the Company’s 2007 Annual Meeting of Stockholders.  The grant date fair value of the options issued to each of the directors in June 2007 to acquire (i) 4,000 shares of Class A Common Stock was $18,291 and (ii) 8,000 shares of Class B Common Stock, was $37,491.

(2)
At December 30, 2007, each of Messrs. Carey, Chajet, Levato, Schwab and Troubh held options to acquire a total of 38,000 shares of Class A Common Stock and 76,000 shares of Class B Common Stock Mr. Tsai held options to acquire a total of 16,000 shares of Class A Common Stock and 32,000 shares of Class B Common Stock; Mr. Umphenour held options to acquire a total of 23,000 shares of Class A Common Stock and 46,000 shares of Class B Common Stock; and Mr. Wasserman held options to acquire a total of 31,000 shares of Class A Common Stock and 62,000 shares of Class B Common Stock.

(3)
Represents the expense recorded by the Company in 2007 with respect to 1,761 shares of Class A Common Stock issued, in the aggregate, to Mr. Schwab in lieu of his annual retainer, rather than an amount paid to or realized by Mr. Schwab.

(4)
Represents the expense recorded by the Company in 2007 with respect to 1,502 shares of Class A Common Stock and 1,553 shares of Class B Common Stock issued, in the aggregate, to Mr. Umphenour in lieu of meeting attendance fees and his annual retainer, rather than an amount paid to or realized by Mr. Umphenour.

Certain Employment Arrangements with Executive Officers

    The Company has entered into employment agreements with Messrs. Smith, Hare, Garrett and Okeson, and Ms. Barton that include the terms described below.  Additional information regarding the severance benefits provided under the employment agreements may be found under “Compensation Discussion and Analysis – Severance and Change in Control Benefits” above.

    Roland Smith.  Mr. Smith, the Company’s Chief Executive Officer, is a party to an employment agreement with the Company entered into effective as of April 17, 2006.  The agreement provides for a three year term unless otherwise terminated as provided therein.  Following the initial three year term, the agreement may be extended for additional one year periods if Mr. Smith gives the Company notice at least one year prior to expiration of the employment term of his desire to extend his employment, and the Company returns notice of acceptance of such extension.  Pursuant to the agreement, Mr. Smith’s current annual base salary is $1,000,000 per year.  In addition, Mr. Smith is eligible to receive annual bonuses from time to time as appropriate, subject to achievement of certain performance objectives mutually agreed to annually by Mr. Smith and the Company, and to participate in the 1999 Executive Bonus Plan.  Mr. Smith is also entitled to participate in savings, retirement and welfare plans and programs offered by the Company to senior executives from time to time.  Mr. Smith received an initial grant of options for 220,000 shares of the Company’s Class B Common Stock, subject to a ten year term and vesting one-third per year on the day before each of the three consecutive anniversary dates from the date of his employment.  Mr. Smith also received an initial grant of 100,000 restricted shares of the Company’s Class B Common Stock, one-third of which are subject to performance vesting targets and two-thirds of which are subject to time vesting targets.

    Messrs. Hare, Garrett and Okeson and Ms. Barton.  Employment agreements with Messrs. Hare, and Okeson were effective as of June 6, 2006 and October 17, 2005, respectively.  Employment Agreements with Mr. Garrett and Ms. Barton were effective as of consummation of the Company’s acquisition of RTM Restaurant Group on July 25, 2005.  Each agreement provides for a three year term unless otherwise terminated as provided therein.  Following the initial three year term, the agreement may be extended for additional one year periods if the party thereto gives the Company notice at least one year prior to expiration of the employment term of his or her desire to extend his or her employment, and the Company returns notice of acceptance of such extension.  Pursuant to the agreement, Messrs. Hare, Garrett and Okeson and Ms. Barton’s current annual base salary is $515,000, $750,000, $463,500 and $650,000, respectively, per year.  In addition, each executive is eligible to receive annual bonuses from time to time as appropriate, subject to achievement of certain performance objectives mutually agreed to annually by the executive and the Company, and to participate in the 1999 Executive Bonus Plan, provided that Mr. Garrett and Ms. Barton are guaranteed a minimum annual bonus of $250,000 and $150,000, respectively.  Also, pursuant to Mr. Hare’s agreement, he received an initial grant of options for 75,000 shares of the Company’s Class B Common Stock that vest one-third per year on the day before each of the three consecutive anniversary dates from the date of his employment.  Each executive is also entitled to participate in savings, retirement and welfare plans and programs offered by the Company to senior executives from time to time.

    Post-Termination Payments and Benefits

    Mr. Smith’s Agreement

    Termination for Cause; Termination at End of Employment Period; Termination Due to Disability.  If Mr. Smith is terminated for cause (as such term is defined in the agreement), or if Mr. Smith’s employment is terminated at the end of the employment period, he will receive only the salary that is accrued through the date of termination.  No special severance benefits would be payable.  In the event employment is terminated due to disability (as such term is defined in the agreement), all unvested stock options then owned by Mr. Smith or that would have vested during the period up to two years after such termination due to disability will, subject to certain limitations, vest immediately, and each vested stock option will remain exercisable until the earlier of one year following termination or the award’s stated expiration date, or be forfeited.  In addition, fifty percent of Mr. Smith’s unvested shares of restricted stock will vest upon termination of his employment due to disability, and the remainder of such shares will be forfeited.

    Termination without Cause; Following a Triggering Event or Change of Control.  In the event his employment is terminated by the Company without cause (as such term is defined in the agreement) or by Mr. Smith following a triggering event (as such term is defined in the agreement), the agreement provides that Mr. Smith will be entitled to receive a lump sum severance payment in an amount equal to one and a half times Mr. Smith’s then current base salary.  Mr. Smith shall also be entitled to receive a pro rata bonus for the year in which the termination occurs, payable at such time as the bonus would otherwise have been payable.  All unvested stock options then owned by Mr. Smith or that would have vested during the period up to two years after his termination will, subject to certain limitations, vest immediately, and all of such awards granted on or after April 17, 2006 will remain exercisable until the earlier of one year following termination or the award’s stated expiration date.  Pursuant to the employment agreement, fifty percent of Mr. Smith’s unvested shares of restricted stock will vest upon termination of his employment without cause or upon a triggering event, and the remainder of such shares will be forfeited.  Mr. Smith may also elect to continue coverage under all health and medical insurance policies maintained by the Company for a period of eighteen months following his termination.

    In the event of a change of control (other than the acquisition by any means by Mr. Peltz, Mr. May and/or any person affiliated with such persons), Mr. Smith may terminate his employment for any reason during the 30-day period immediately following the 270-day anniversary of the change in control and receive the severance benefits provided by the employment agreement as if he had been terminated without cause.  Mr. Smith would also be entitled to such severance benefits described above upon the non-renewal of his employment at the expiration of the employment term that follows a change of control.

    Under the agreement, in the event that any benefit paid to Mr. Smith becomes subject to excise tax imposed under Section 4999 of the Code, the Company will indemnify Mr. Smith so that after payment of such excise taxes, Mr. Smith will be in the same after-tax position as if no excise tax had been imposed.

    Restrictive Covenants.  Mr. Smith’s employment agreement contains confidentiality, noncompetition and employee nonsolicitation covenants that apply during his employment with the Company and for 24 months after his termination of employment.

    Agreements with Messrs. Hare, Garrett and Okeson and Ms. Barton.

    Termination for Cause; Termination at End of Employment Period; Termination Due to Disability.  The provisions of each of Messrs. Hare, Garrett and Okeson and Ms. Barton’s employment agreements relating to termination for cause or disability or at the end of the employment term are the same as the provisions in Mr. Smith’s employment agreement described above with the exception that, upon termination due to disability, none of Messrs. Hare, Garrett and Okeson or Ms. Barton would become vested in any unvested restricted shares.  (Their separate restricted stock award agreements do, however, provide for acceleration of vesting upon termination due to permanent disability.)

    Termination without Cause; Following a Triggering Event.  In the event an executive’s employment is terminated by the Company without cause (as such term is defined in the agreement) or by the executive following a triggering event (as such term is defined in the agreement), the agreement provides that the executive will be entitled to receive, commencing upon termination, continuation of his or her base salary rate for a period of two years, which, during the second year following the termination, may be reduced by an amount equal to any compensation earned by the executive through consulting or subsequent employment.  In addition, the executive will be entitled to receive a pro rata bonus for the year in which the termination occurs.  The agreement also provides that in the event that employment is terminated without cause by the Company or by the executive upon a triggering event, the executive will become vested in all unvested stock options that would have vested assuming the executive remained employed with the Company through the third anniversary of the effective date of the employment agreement, subject to certain limitations, and all of such awards granted on or after the effective date of the executive’s employment agreement will remain exercisable until the earlier of one year following termination or the award’s stated expiration date.  (Their separate restricted stock award agreements govern acceleration of vesting of restricted stock in such events.)  The executive may also elect to continue coverage under all health and medical insurance policies maintained by the Company for a period ending at the earlier of the cessation of post-termination salary payments or eighteen months following his or her termination.

    Restrictive Covenants.  Each executive’s employment agreement contains confidentiality, noncompetition and employee nonsolicitation covenants that apply during his employment with the Company and for 24 months after his termination of employment.

    Separation Agreements with Messrs. Peltz and May.  In connection with the corporate restructuring, on April 30, 2007, the Company entered into separation agreements with Mr. Peltz, the former Chief Executive Officer, and Mr. May, the former President and Chief Operating Officer, evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007.  Under the terms of the separation agreements, Mr. Peltz agreed to the Company’s payment obligation consisting of cash and investments with a fair value of $50,289,000 as of July 1, 2007 and Mr. May agreed to a payment obligation consisting of cash and investments with a fair value of $25,144,000 as of July 1, 2007, both subject to applicable withholding taxes, collectively referred to herein as the “Contractual Settlements.”  The amounts payable to Messrs. Peltz and May under the separation agreements were 25% less than the cash payments that would have been payable to each of them under their respective employment agreements had their employment been terminated by the Company.  The Company funded the payment obligations to Messrs. Peltz and May by the transfer of cash and investments to deferred compensation trusts held by the Company.  Severance payments in the amount of the fair values of the trusts at their distribution on December 30, 2007 were $47,429,000 for Mr. Peltz and $23,705,000 for Mr. May.  As the Company did not fund the applicable withholding taxes on the Contractual Settlements until December 30, 2007 in an accommodation that provided the Company with additional operating liquidity through the end of 2007, on December 30, 2007 Messrs. Peltz and May were paid an additional $1,097,000 and $548,000 (net of applicable withholding taxes), respectively, representing an interest component on the amount that would have been included in the trusts but for the funding accommodation.  In addition, upon termination of their employment, Messrs. Peltz and May were paid the amounts held in their deferred bonus accounts under the Deferral Plan.

    Treatment of Restricted Shares and Stock Options.  At the time of the termination of the employment of Messrs. Peltz and May, and in connection with their separation agreements, Messrs. Peltz and May’s outstanding unvested restricted shares of Class A Common Stock and Class B Common Stock of the Company and their unvested Class B Units of TDH and Jurlique vested in full.

    Restrictive Covenants.  Messrs. Peltz and May are each subject to confidentiality, noncompetition and employee nonsolicitation covenants that apply through June 29, 2008.

    Right of Participation.  Subject to certain conditions, Messrs. Peltz and May have agreed that, before Trian Partners and its affiliates acquire more than 50% of the outstanding securities of a company in the quick service restaurant segment in which the Company operates, Trian Partners and its affiliates will offer the Company the opportunity to participate in such acquisition.

    Separation Agreement with Brian L. Schorr.  In connection with the corporate restructuring, on August 10, 2007, the Company entered into a separation agreement with Mr. Schorr, its former Executive Vice President and General Counsel, with respect to the cessation of Mr. Schorr’s services as an officer of the Company and the termination of his employment by the Company.  Pursuant to the agreement, in December 2007 the Company paid Mr. Schorr a lump sum of $5,627,415 (less applicable withholding taxes).  In addition, between January 1, 2008 and September 30, 2008, the Company must pay to Mr. Schorr an additional lump sum payment of $853,150 (less applicable withholding taxes); provided, however, that if a change of control of the Company occurs during such period, this additional payment is to be made on the date of such change of control.

    Treatment of Restricted Shares and Stock Options.  Each outstanding stock option previously granted to Mr. Schorr will remain exercisable until the earlier of (i) one year following the termination of his services to the Company as a consultant (whether under the terms of the Services Agreement dated April 30, 2007, between the Company and Trian Partners or otherwise) for reasons other than “cause”, (ii) the earlier of the latest date upon which such stock option could have expired by its original terms under any circumstances or the tenth anniversary of the original date of grant and (iii) immediately upon termination of Mr. Schorr’s services to the Company as a consultant for “cause.”

    Restrictive Covenants.  Certain provisions of Mr. Schorr’s former employment agreement survive the termination of such agreement, including the confidentiality restrictions, the indemnification rights of Mr. Schorr and the provisions relating to certain gross-up payments that are to be made to Mr. Schorr if any of the payments made pursuant to the agreement are subject to the excise tax imposed by Section 4999 of the Code.

    Separation Agreement with Francis T. McCarron.  In connection with the corporate restructuring, on December 13, 2007, the Company entered into a separation agreement with Mr. McCarron, its former Executive Vice President and former Chief Financial Officer, with respect to the cessation of Mr. McCarron’s services as an officer of the Company and the termination of his employment by the Company.  The Company will make severance and bonus payments to Mr. McCarron in the aggregate amount of $7,976,000 in cash, plus interest, less applicable withholding taxes.  Those payments will commence six months after the expiration of a short-term consulting agreement effective January 2, 2008 (pursuant to which Mr. McCarron provided consultation and advice in connection with the preparation of the Company’s 2007 Annual Report on Form 10-K and the completion of the transition of the Company’s corporate headquarters functions to Atlanta and related matters), and are to be completed by the end of calendar year 2008.  The Company’s cash payment obligations to Mr. McCarron are subject to reduction by 12.5% and 6.25%, and Mr. McCarron has a corresponding repayment obligation, in the event that he accepts fulltime employment in 2008 or 2009, respectively, with Trian Partners.

    Treatment of Restricted Shares and Stock Options.  All unvested equity awards previously granted to Mr. McCarron by the Company and its subsidiaries vested upon the termination of his employment, and all stock options or other stock-based awards previously granted to him will remain exercisable until the earlier of two years following the termination of his consulting agreement, their stated expiration date, or ten years from the date of the grant, in each case subject to compliance with his post-termination obligations under the separation agreement.  Mr. McCarron and his dependents will also be entitled to the continuation of certain health and welfare benefits (as in effect at the time of his separation), and to related tax gross-up payments in connection with such benefits.

    Restrictive Covenants.  Mr. McCarron’s separation agreement contains confidentiality, noncompetition and employee nonsolicitation covenants that apply through January 1, 2009.

    1999 Executive Bonus Plan

    The Company’s 1999 Executive Bonus Plan is designed to provide incentive compensation for designated executive officers and key employees of the Company and its subsidiaries that is directly related to the financial performance of the Company.  The plan was approved by the Company’s stockholders on September 23, 1999, the Performance Goal Bonus Awards portion of the plan was re-approved by the Company’s stockholders on June 9, 2004 and an amendment to the Performance Goal Bonus Awards portion of the plan was approved by the Company’s stockholders on June 1, 2005.  An additional amendment to the plan was approved by the Company’s stockholders on June 5, 2007.  The 1999 Executive Bonus Plan, which became effective as of May 3, 1999, provides for two types of bonuses to be awarded to designated participants: under Part I there are “Formula Bonus Awards” and under Part II there are “Performance Goal Bonus Awards”.  Formula Bonus Awards are based solely on the Company’s financial performance using certain predetermined earnings and capitalization related criteria outlined in the plan.  Messrs. Peltz and May were, however, the only persons eligible for Formula Bonus Awards, and since they are no longer employed by the Company no executives or other employees are currently eligible to receive Formula Bonus Awards.  Performance Goal Bonus Awards are based on the Company (or operating units of the Company) achieving certain specific levels of performance with reference to one or more objective criteria outlined in the 1999 Executive Bonus Plan.  Performance bonus award targets are established annually by the Performance Committee, based on specific categories of criteria set forth in the 1999 Executive Bonus Plan.  Such criteria include the successful completion of acquisitions, dispositions, recapitalizations, financings and refinancings, return on the Company’s investment portfolio and other market and operating performance measures, including, among other things, earnings per share, market share, margins, productivity improvement, stock price and “EBITDA”.  The Performance Committee establishes the performance goals as to each participant for each plan year and, if more than one performance goal is established, the weighting of the performance goals.  Each of Messrs. Smith, Garrett, Hare and Okeson and Ms. Barton, and Barre has been designated by the Performance Committee as being eligible to receive Performance Goal Bonus Awards for plan year 2008.  Performance Goal Bonus Awards may not exceed $5,000,000 to any single participant for any plan year.  The Performance Committee may, in its sole and absolute discretion, adjust or modify the calculation of the performance goals in certain circumstances.  In addition, the 1999 Executive Bonus Plan provides that the Performance Committee may reduce or eliminate a Performance Goal Bonus Award even if certain performance goals have been achieved if the Performance Committee, in its sole discretion, determines to do so.  The Performance Committee may also amend, suspend, or terminate the 1999 Executive Bonus Plan or any portion thereof at any time; provided that no such amendment or alteration shall be made that would impair the rights of any participant without the participant’s consent.  Payments of awards under the 1999 Executive Bonus Plan are intended to be exempt from the tax deduction limitation of Section 162(m) of the Code, which generally limits deductions for compensation paid to senior executive officers to $1,000,000 per year.

    Discretionary Bonuses

    From time to time, the Compensation Committee of the Board may award discretionary or special bonuses or deferred compensation based on performance to certain executive officers.  The amounts of such bonuses or deferred compensation will be based on the Compensation Committee’s evaluation of each such individual’s contribution.

    Deferral Plan For Senior Executive Officers of Triarc Companies, Inc.

    The Deferral Plan for Senior Executive Officers of Triarc Companies, Inc. (the “Deferral Plan”) was approved by the Compensation Committee effective December 14, 2000.  Pursuant to the Deferral Plan, the Company establishes one or more bookkeeping accounts to reflect bonuses awarded to participants the payment of which has been deferred.  These accounts are adjusted from time to time for earnings and investment gains and losses.  Deferred bonus accounts for each participant are deemed invested in certain approved investments selected by the participant or an investment manager chosen by the Company and reasonably acceptable to the participant.  The Company may replicate any deferred bonus account in a trust, in which event the value of the deferred bonus account on the books of the Company will be equal to the value of the actual approved investments related to such account in the trust.  A participant may receive the value of a deferred bonus account, in cash or approved investments, or any combination thereof, from the Company upon the earliest of: (i) the first business day in January of the fourth calendar year following the calendar year in which the related bonus was awarded to the participant; (ii) no later than five business days following the participant’s “separation from service” (as defined in the Deferral Plan); and (iii) such time as the payment would be deductible by the Company for Federal income tax purposes without regard to the limitation of Section 162(m) of the Code.  On or before the June 30 preceding the payment date specified in clause (i) above, a participant may elect to defer such date for up to three additional whole years.  A participant may make such an election more than one time.  Although a participant is at all times fully vested in his or her deferred bonus accounts, participants have the status of general unsecured creditors of the Company with respect to the Company’s obligation to make payment to them under the Deferral Plan and any assets contained in a trust formed under the Deferral Plan are subject to claims by creditors of the Company.  Messrs. Peltz and May were the only participants in the Deferral Plan during 2007, and upon termination of their employment they were paid the amounts held in their deferred bonus accounts under the plan and withdrew from the plan.  As a result, there are currently no participants in the Deferral Plan.

    Equity Participation Plan Information

    In connection with the dividend of the Class B Common Stock that was declared in August 2003 (the “Stock Dividend”), each stock option outstanding under our equity participation plans as of August 21, 2003 was adjusted so as to become exercisable for a package (the “Package Options”) consisting of one share of Class A Common Stock and two shares of Class B Common Stock.  All stock options that were granted subsequent to August 21, 2003, other than options to acquire shares of Class A Common Stock (“Class A Options”) issued to non-employee directors as described in “Compensation of Directors” above, are exercisable each for one share of Class B Common Stock (the “Class B Options”).

    The following table gives information about our equity participation plans as of December 30, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Class A Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	Number of Class B Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c-1)	(c-2)
Equity compensation plans approved by security holders(1)(5)	215,443	Package Options(2)	$24.05	400,561 (3)	824,936(3)
	200,564	Class A Options	$16.22
	4,326,538	Class B Options	$14.24
Equity compensation plans not approved by security holders(4)(5)	9,600	Package Options(2)	$23.74	—	—

Total	225,043	Package Options(2)	$24.04	400,561(3)	824,936(3)
	200,564	Class A Options	$16.22
	4,326,538	Class B Options	$14.24
___________________________

(1)	1998 and 2002 Equity Participation Plans.

(2)	Each Package Option is exercisable for one share of Class A Common Stock and two shares of Class B Common Stock.

(3)	Includes securities issuable to directors as fees in lieu of cash.

(4)	1997 Equity Participation Plan.

(5)
In addition to options granted pursuant to our equity participation plans, in connection with the acquisition of RTM in July 2005 the Company issued 774,066 options to acquire shares of Class B Common Stock to employees of RTM (who became employees of ARG) to replace then existing options that they held to purchase shares of RTM (the “Replacement Options”).  These Replacement Options have a weighted average exercise price of $8.47.

Amended and Restated 1997 Equity Participation Plan

    The Triarc Companies, Inc. 1997 Equity Participation Plan was approved by the Executive Committee of the Board of Directors on December 11, 1997 and was amended and restated in May 2005.  The 1997 Plan provided for the granting of stock options to purchase shares of Class A Common Stock.  Participants in the 1997 Plan were limited to selected key employees and consultants of Triarc, its subsidiaries and affiliates who are important to the success and growth of the Company, its subsidiaries and affiliates, but who were not “directors,” “executive officers” or “officers” of Triarc.  A maximum of 500,000 shares of Class A Common Stock were authorized to be issued under the 1997 Plan.  The term during which options could be granted under the 1997 Plan expired on December 11, 2002.  As a result of the Stock Dividend, all outstanding options under the 1997 Plan at August 21, 2003 were adjusted so as to be exercisable for one share of Class A Common Stock and two shares of Class B Common Stock (i.e.  Package Options).  As of April 21, 2008, Package Options to acquire a total of 9,600 shares of Class A Common Stock and 19,200 shares of Class B Common Stock, were outstanding under the 1997 Plan.  The 1997 Plan is administered by the Compensation Committee.

    Amended and Restated 1998 Equity Participation Plan

    The Triarc Companies, Inc. 1998 Equity Participation Plan was approved by the Board of Directors on March 10, 1998, was approved by the Company’s stockholders on May 6, 1998 and was amended and restated in May 2005.  The 1998 Plan replaced a 1993 Equity Participation Plan pursuant to which awards could no longer be granted after April 24, 1998.  The 1998 Plan provided for the granting of stock options, stock appreciation rights (“SARs”), and restricted stock to officers and key employees of, and consultants to, Triarc and its subsidiaries and affiliates.  The 1998 Plan provided for automatic awards of options to non-employee directors of Triarc and permitted non-employee directors to elect to receive shares of Class A Common Stock in lieu of all or a portion of the annual retainer fees and/or Board of Directors or committee meeting attendance fees (“Fees”) that would otherwise be payable to them in cash.  A maximum of 5,000,000 aggregate shares of Class A Common Stock (subject to certain adjustments) were authorized to be delivered on the exercise of options or SARs or upon a director’s election to receive Fees in Triarc shares pursuant to the 1998 Plan.  The term during which awards could be granted under the 1998 Plan expired on April 30, 2003.  As a result of the Stock Dividend, all outstanding options under the 1998 Plan at August 21, 2003 were adjusted so as to be exercisable for one share of Class A Common Stock and two shares of Class B Common Stock (i.e., Package Options).  As of April 21, 2008, Package Options to acquire a total of 195,443 shares of Class A Common Stock and 390,886 shares of Class B Common Stock were outstanding under the 1998 Plan.  The 1998 Plan is administered by the Performance Committee.

    Amended and Restated 2002 Equity Participation Plan

    The Triarc Companies, Inc. 2002 Equity Participation Plan was approved by the Board of Directors on April 25, 2002, was approved by the Company’s stockholders on June 4, 2002, was amended and restated in May 2005 and an amendment was approved by the Company’s stockholders on June 7, 2006.  A second amendment was approved by the Company’s stockholders on June 5, 2007.  The 2002 Plan provides for the granting of stock options, SARs, restricted stock and restricted share units to officers, key employees of, and consultants to, the Company and its subsidiaries and affiliates.  The 2002 Plan also provides for automatic awards of options to non-employee directors of the Company and permits non-employee directors to elect to receive all or a portion of their Fees, in shares of Class A Common Stock.  Subject to certain anti-dilution adjustments, a maximum of 2,000,000 aggregate shares of Class A Common Stock and 13,000,000 aggregate shares of Class B Common Stock may be granted as restricted shares or restricted share units or to be delivered on the exercise of options or SARs or upon a director’s election to receive Fees in Triarc shares pursuant to the 2002 Plan.  In addition, the maximum number of shares of Class A Common Stock and Class B Common Stock that may be granted as restricted shares, options or SARs to any individual in a calendar year is 1,000,000 shares and 2,000,000 shares, respectively.  The 2002 Plan replaced the 1997 Equity Participation Plan, the term during which options may be granted thereunder expired on December 11, 2002, and the 1998 Equity Participation Plan, the term during which options may be granted thereunder expired on April 30, 2003.  As a result of the Stock Dividend, all outstanding options under the 2002 Plan at August 21, 2003 were adjusted so as to be exercisable for one share of Class A Common Stock and two shares of Class B Common Stock (i.e., Package Options).  As of April 21, 2008, (i) Package Options to acquire a total of 20,000 shares of Class A Common Stock and 40,000 shares of Class B Common Stock, (ii) options to acquire 200,564 shares of Class A Common Stock, (iii) options to acquire 4,295,302 shares of Class B Common Stock; and (iv) 205,201 restricted shares of Class B Common Stock were outstanding under the 2002 Plan.  The 2002 Plan is administered by the Performance Committee.  The term during which awards may be granted under the 2002 Plan will expire on June 4, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

    The following table sets forth the beneficial ownership as of April 21, 2008 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock and/or Class B Common Stock (constituting the only classes of voting capital stock of the Company), each director of the Company and nominee for director of the Company, each of the Named Officers (as defined in the Introduction to Summary Compensation Table below) and all directors and executive officers as a group.  Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

Name and Address of	Amount and Nature of Beneficial Ownership				Percentage of Class Beneficially Owned		Percentage of Total Voting Power of Outstanding Class A and Class B Common
Beneficial Owner	Class A		Class B		Class A	Class B	Stock(1)
Nelson Peltz 280 Park Avenue New York, NY 10017	10,608,515	(2)(3)(4)	13,818,049	(2)(3)(4)	36.7%	21.6%	34.0%
Peter W. May 280 Park Avenue New York, NY 10017	10,736,315	(2)(3)(4)	13,654,684	(2)(3)(4)	37.1%	21.4%	34.3%
RS Investment Management Co. LLC 388 Market Street, Suite 200 San Francisco, CA 94111	–(5)		7,375,340	(5)	–(5)	11.5%	2.1%
Wachovia Corporation One Wachovia Center Charlotte, NC 28288-0137	1,446,739	(6)	5,568,091	(6)	5.0%	8.7%	5.7%
Advisory Research, Inc. 180 North Stetson Street, Suite 5500 Chicago, IL 60601	3,865,768	(7)	5,969,137	(7)	13.4%	9.3%	12.6%
Cardinal Capital Management, LLC One Greenwich Office Park Greenwich, CT 06831	1,562,898	(8)	–(8)		5.4%	–(8)	4.4%
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, IL 60605	3,140,304	(9)	–(9)		10.9%	–(9)	8.9%
Reed Conner & Birdwell, LLC 11111 Santa Monica Blvd., Suite 1700 Los Angeles, CA 90025	–(10)		5,321,287	(10)	–(10)	8.3%	1.5%
Vaughan Nelson Investment Management, LP 600 Travis Street, Suite 6300 Houston, TX 77002	–(11)		4,177,347	(11)	–(11)	6.5%	1.2%
Barclays Global Investors, NA 45 Fremont Street, 17th Floor San Francisco, CA 94105	–(12)		3,302,451	(12)	–(12)	5.2%	*
Hugh L. Carey	49,248		98,496		*	*	*
Clive Chajet	43,858	(13)	90,564	(13)	*	*	*
Edward P. Garden	–		194,370		*	*	*
Joseph A. Levato	50,369		73,536		*	*	*
David E. Schwab II	69,099		111,950		*	*	*
Roland C. Smith	–		290,074	(14)	*	*	*
Raymond S. Troubh	59,000		118,000		*	*	*
Gerald Tsai, Jr.	14,000		28,000		*	*	*
Russell V. Umphenour, Jr.	25,405		3,410,743		*	5.3%	1.0%
Jack G. Wasserman	31,000		58,000		*	*	*
Thomas A. Garrett	–		1,187,098	(15)	*	1.8%	*
Stephen E. Hare	–		73,667	(16)	*	*	*
Sharron L. Barton	–		234,485	(17)	*	*	*
Nils H. Okeson	–		46,667	(18)	*	*	*
Francis T. McCarron	39,135		193,364		*	*	*
Brian L. Schorr	174,588	(19)	600,747	(19)	*	*	*
Directors and Executive Officers as a group (19 persons).	11,063,294		19,673,279		38.0%	30.1%	35.8%
____________________________________

*	Less than 1%

(1)
Based on total votes that may be cast at the meeting.  Excludes shares issuable upon the exercise of vested stock options that are included in the reported beneficial ownership numbers.  (See the table on page 43 below).

(2)
The Company is informed that: (i) Mr. Peltz has pledged 5,684,249 shares of Class A Common Stock and 6,234,889 shares of Class B Common Stock to a financial institution to secure loans made to him; and (ii) Mr. May has pledged 3,604,648 shares of Class A Common Stock and 4,612,945 shares of Class B Common Stock owned by him to a financial institution to secure loans made to him.

(3)
Includes (x) in the case of both Messrs. Peltz and May, (i) 23,550 shares of Class A Common Stock and 47,100 shares of Class B Common Stock owned by a family limited partnership of which Mr. Peltz is a general partner and (ii) 200 shares of Class A Common Stock and 400 shares of Class B Common Stock owned by two minor children of Mr. Peltz, (y) in the case of Mr. Peltz, 238,915 shares of Class B Common Stock owned by the Peltz Family Foundation and (z) in the case of Mr. May, 127,800 shares of Class A Common Stock and 75,550 shares of Class B Common Stock owned by the Leni and Peter May Family Foundation.  Messrs. Peltz and May disclaim beneficial ownership of these shares.

(4)
Prior to July 2004, certain shares of Class A Common Stock and Class B Common Stock were owned by DWG Acquisition Group, L.P. (“DWG Acquisition”), of which Messrs. Peltz and May were the sole partners.  In July 2004, for personal estate planning purposes, DWG Acquisition was dissolved and the shares owned by DWG Acquisition were distributed to Messrs. Peltz and May.  In connection with the dissolution of DWG Acquisition, Messrs. Peltz and May entered into a voting agreement, pursuant to which Messrs. Peltz and May agreed not to vote certain shares of Class A Common Stock or Class B Common stock held by them or their affiliates without the prior approval of both parties.  Accordingly, the information set forth in the table above with respect to Messrs. Peltz and May aggregates their respective ownership interests.

(5)
The information set forth herein with respect to RS Investment Management Co. LLC (“RS Investment Management”), RS Partners Fund (“RS Partners”), The Guardian Life Insurance Company of America (“Guardian Life”) and Guardian Investor Services (“Guardian Investor,” and, together with RS Investment Management, RS Partners, and Guardian Life, “RS”) is based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2008.  According to the Schedule 13G/A, RS Investment Management is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Class B Common Stock.  No individual client’s holdings other than the holdings of RS Partners, exceeds more than 5% of the outstanding Class B Common Stock.  According to the Schedule 13G/A, Guardian Life is an insurance company and the parent company of Guardian Investor, a registered investment advisor, a registered broker-dealer and the parent of RS Investment Management.  The Schedule 13G/A did not contain any information regarding beneficial ownership by RS of shares of Class A Common Stock.

(6)
The information set forth herein with respect to Wachovia Corporation (“Wachovia”) is based solely on information contained in a Schedule 13G and a Schedule 13G/A filed with the Securities and Exchange Commission on February 4, 2008.  According to the Schedule 13G and the Schedule 13G/A, Wachovia has (a) sole voting power over 1,446,739 shares of Class A Common Stock, sole dispositive power over 1,434,628 shares of Class A Common Stock, and shared dispositive power over 6,121 shares of Class A Common Stock, and (b) sole voting power over 5,568,091 shares of Class B Common Stock and sole dispositive power over 5,558,701 shares of Class B Common Stock.  According to the Schedule 13G and the Schedule 13G/A, Wachovia made those filings on behalf of its subsidiaries, Evergreen Investment Management Company, LLC, and Wachovia Bank, N.A.

(7)
The information set forth herein with respect to Advisory Research, Inc., a registered investment advisor, is based solely on information contained in two Schedule 13Gs filed with the Securities and Exchange Commission on February 14, 2008.

(8)
The information set forth herein with respect to Cardinal Capital Management, LLC (“Cardinal Capital”) is based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008.  According to the Schedule 13G/A, Cardinal Capital, a registered investment adviser, has sole voting power over 872,900 shares of Class A Common Stock and sole dispositive power over 1,562,898 shares of Class A Common Stock.  The Schedule 13G did not contain any information regarding beneficial ownership by Cardinal Capital of shares of Class B Common Stock.

(9)
The information set forth herein with respect to Keeley Asset Management Corp. (“Keeley Asset Management”), is based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007.  According to the Schedule 13G/A, Keeley Asset Management, a registered investment advisor, has the sole voting power over 2,948,749 shares of Class A Common Stock and the sole dispositive power over 3,140,304 shares of Class A Common Stock.  The Schedule 13G/A did not contain any information regarding beneficial ownership by Keeley of shares of Class B Common Stock.

(10)
The information set forth herein with respect to Reed Conner & Birdwell, LLC (“RCB”), a registered investment advisor, is based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008.  The Schedule 13G/A did not contain any information regarding beneficial ownership by RCB of shares of Class A Common Stock.

(11)
The information set forth herein with respect to Vaughan Nelson Investment Management, L.P. (“Vaughan Nelson”), is based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.  According to the Schedule 13G, Vaughan Nelson, a registered investment advisor, and Vaughan Nelson Investment Management, Inc, its general partner, have sole voting power over 2,128,009 shares of Class B Common Stock, sole dispositive power over 2,579,849 shares of Class B Common Stock, and shared dispositive power over 1,597,498 shares of Class B Common Stock.  The Schedule 13G did not contain any information regarding beneficial ownership by Vaughan Nelson of shares of Class A Common Stock.

(12)
The information set forth herein with respect to Barclays Global Investors, NA (“Barclays”), is based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2008.  According to the Schedule 13G, Barclays has sole voting power over 1,217,027 shares of Class B Common Stock and sole dispositive power over 1,452,675 shares of Class B Common Stock; Barclays Global Fund Advisors has sole voting power over 1,258,386 shares of Class B Common Stock and sole dispositive power over 1,785,340 shares of Class B Common Stock; and Barclays Global Investors, Ltd.  has sole dispositive power over 64,436 shares of Class B Common Stock.  The Schedule 13G did not contain any information regarding beneficial ownership of shares of Class A Common Stock.

(13)	Includes 1,300 shares of Class A Common Stock and 2,600 shares of Class B Common Stock owned by Mr. Chajet’s wife, as to which shares Mr. Chajet disclaims beneficial ownership.

(14)	Includes 33,334 restricted shares of Class B Common Stock that may be voted by Mr. Smith. See the table entitled “Outstanding Equity Awards at Fiscal Year-End” above.

(15)	Includes 15,000 restricted shares of Class B Common Stock that may be voted by Mr. Garrett. See the table entitled “Outstanding Equity Awards at Fiscal Year-End” above.

(16)	Includes 12,000 restricted shares of Class B Common Stock that may be voted by Mr. Hare. See the table entitled “Outstanding Equity Awards at Fiscal Year-End” above.

(17)	Includes 5,000 restricted shares of Class B Common Stock that may be voted by Ms. Barton. See the table entitled “Outstanding Equity Awards at Fiscal Year-End” above.

(18)	Includes 10,000 restricted shares of Class B Common Stock that may be voted by Mr. Okeson. See the table entitled “Outstanding Equity Awards at Fiscal Year-End” above.

(19)	Includes 100 shares of Class A Common Stock and 400 shares of Class B Common Stock owned by minor children of Mr. Schorr, as to which shares Mr. Schorr disclaims beneficial ownership.
___________________

    Except for the arrangements relating to the shares in footnote (2) to the beneficial ownership table, there are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

    The above beneficial ownership table includes shares issuable upon the exercise of options to purchase shares of Class A Common Stock and Class B Common Stock that have vested or will vest within 60 days of April 21, 2008 by the following persons:

Name of Beneficial Owner	Number of Class A Common Shares Represented by Options	Number of Class B Common Shares Represented by Options
Nelson Peltz	0	0
Peter W. May	0	0
Hugh L. Carey	36,000	72,000
Clive Chajet	36,000	72,000
Edward P. Garden	0	0
Joseph A. Levato.	36,000	72,000
David E. Schwab II	36,000	72,000
Roland C. Smith	0	213,333
Raymond S. Troubh	36,000	72,000
Gerald Tsai, Jr.	14,000	28,000
Russell V. Umphenour, Jr.	21,000	42,000
Jack G. Wasserman	29,000	58,000
Thomas A. Garrett	0	620,992
Stephen E. Hare	0	61,667
Sharron L. Barton	0	25,266
Nils H. Okeson	0	36,667
Francis T. McCarron	0	184,654
Brian L. Schorr	121,673	468,348
Directors and Executive Officers as a group (19 persons)	244,000	1,490,275

Item 13.  Certain Relationships and Related Transactions and Director Independence

    Review and Approval of Related Person Transactions

    In accordance with the terms of its charter, the Audit Committee has the responsibility for the review and approval or ratification of all related party and conflict of interest transactions involving any director, executive officer, nominee for director, any holder of 5% or more of any class of the Company’s common stock or any non-executive officer (or any member of the immediate family of any of the foregoing persons), if such related party or conflict of interest transaction involves more than $10,000, in each case using appropriate specialists and counsel as necessary.  The Company’s legal department is primarily responsible for obtaining information from the applicable related person with respect to a proposed related person transaction and then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.  To the extent required by the terms of the Audit Committee charter, the legal department then presents information relating to such transaction for the review and approval of the Audit Committee.  In the course of its review and approval or ratification of a proposed related person transaction, the Audit Committee may consider: (i) the nature of the related person’s interest in the transaction; (ii) the material terms of the transaction, including, without limitation, the amount involved and type of transaction; (iii) the importance of the transaction to the related person; (iv) the importance of the transaction to the Company; (v) whether the transaction would impair the judgment of a director, executive officer or non-executive officer, as applicable, to act in the best interests of the Company; (vi) if applicable, whether such transaction would compromise a director’s status as an “independent director” under the Independence Guidelines or the New York Stock Exchange Listing Standards; and (vii) any other matters that the Audit Committee deems appropriate.  To the extent that a proposed related person transaction involves any member of the Audit Committee (or an immediate family member), such director would not participate in the deliberations or vote respecting the approval or ratification of the proposed transaction.

    Certain Related Person Transactions

    Prior to 2005, the Company provided aggregate incentive compensation of $22,500,000 to Messrs. Peltz and May that was invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit.  This obligation was settled effective July 1, 2007 as a result of their resignations as employees of the Company.  As of the settlement date, the aggregate obligation was $38,195,000, which represented the then fair value of the assets held in the Deferred Compensation Trusts.  The assets in the Deferred Compensation Trusts were either distributed to them or used to satisfy withholding taxes.  In addition, they paid $801,000 to the Company during 2007, which represented the balance of withholding taxes payable on their behalf.  In October 2007, a lawsuit related to an investment that had been held in the Deferred Compensation Trusts was settled.  The terms of the Contractual Settlements between the Company and Messrs. Peltz and May included provisions pursuant to which they would be responsible for any settlement amounts under this lawsuit.  As a result, they were responsible for the approximate $1,500,000 settlement cost.  The Company received the reimbursements from Messrs. Peltz and May, net of the tax withheld during 2007 and an adjustment of the settlement amount, in the first quarter of 2008.

    Pursuant to his employment agreement, Mr. Sachs, a former director and executive officer of the Company, was entitled when traveling for business purposes to be reimbursed by Deerfield for up to $4,000 for each actual hour of flying time on an aircraft owned or leased by Mr. Sachs or an entity controlled by him (the “Aircraft”) or, if the Aircraft was not available, up to $4,000 for documented out-of-pocket expenses incurred by Mr. Sachs for each hour of actual flying time on a substitute aircraft, plus, in the case of either the Aircraft or a substitute aircraft, the reasonable cost of any food consumed on board and any overnight meals and lodging for aircraft crew members.  In 2007, Deerfield reimbursed Mr. Sachs for $170,000 of such expenses.

    Immediately prior to the sale of Deerfield to DFR (the “Deerfield Sale”), the Company and Mr. Sachs entered into an agreement whereby Mr. Sachs agreed to resign as an officer and director of Deerfield upon the completion of the Deerfield Sale (the “Deerfield Severance Agreement”).  In exchange, the Company agreed to a severance package of approximately $2,600,000.  That severance package is, however, a continuing liability of Deerfield and it will not be paid by the Company.  In addition, Mr. Sachs and his affiliates waived their right to require the Company to purchase their capital interests in Deerfield but maintained their existing member rights, including their right to participate in the Deerfield Sale transaction.

    In connection with the Deerfield Sale, the Company sold the 63.6% capital interest in Deerfield that it owned as of December 31, 2006 to DFR.  The remaining Deerfield capital interests at December 31, 2006 that were owned directly or indirectly by executives of Deerfield, including Mr. Sachs, were also sold to DFR in connection with the Deerfield Sale.  All related rights that the Company had to acquire the capital interests of Deerfield owned by two of Deerfield’s executives, including Mr. Sachs, were cancelled at that time.  In addition, the rights of those two executives to require the Company to acquire their economic interests were also cancelled in connection with the Deerfield Sale.

    The Company was being reimbursed by Messrs. Peltz and May for incremental operating expenses related to certain personal usage of corporate aircraft through the date of the Contractual Settlements.  Such reimbursements in 2007 for flights taken in 2006 and 2007 through July 1, 2007 amounted to $1,179,000.

    In connection with the restructuring of the Company into a “pure play” restaurant company (the “Corporate Restructuring”), the Company entered into a series of agreements with Messrs. Peltz and May and Trian Partners., which is a management company for various investment funds and accounts that was formed by Messrs. Peltz, May and Garden.  These agreements are described in the paragraphs set forth below.

    On November 1, 2005, Messrs. Peltz, May and Garden started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by Messrs. Peltz, May and Garden and certain other former senior executives of the Company (the “Management Company Employees”) through Trian Partners.  Until June 29, 2007, the Management Company Employees still employed by the Company continued to receive their regular compensation from the Company and the Company made their services available, as well as certain support services including investment research, legal, accounting and administrative services, to Trian Partners.  Through June 29, 2007 (see below) the Company was reimbursed by Trian Partners for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs for periods both before and after the launch of the Equity Funds.  Such allocated costs for 2007 through June 29, 2007 amounted to $2,515,000.  As discussed further below, effective June 29, 2007 the Management Company Employees became employees of Trian Partners and are no longer employed by the Company.  Subsequent to June 29, 2007, the Company continued to provide, and was reimbursed for, some minimal support services to Trian Partners.  In addition, in July 2007, the Company paid $171,000 to Trian Partners representing the obligation assumed by Trian Partners for accrued vacation of the Management Company Employees still employed by the Company as of June 29, 2007.

    In connection with the Corporate Restructuring, the Company entered into a two-year transition services agreement (the “Services Agreement”) with Trian Partners beginning June 30, 2007 pursuant to which Trian Partners provides the Company with a range of professional and strategic services.  Under the Services Agreement, the Company is paying Trian Partners $3,000,000 per quarter for the first year of services and $1,750,000 per quarter for the second year of services.  The Company incurred $6,000,000 of such service fees for 2007.  In addition, effective as of December 28, 2007, the Company and Trian Partners entered into an amendment to the Services Agreement providing for the payment to Trian Partners of additional fees of $2,750,000, for services rendered during 2007, which will be payable during 2008.

    In December 2005, the Company invested $75,000,000 in an account (the “Equities Account”) which is managed by Trian Partners and generally co-invests on a parallel basis with the Equity Funds and had a carrying value of $99,320,000 as of December 30, 2007.  Through June 29, 2007, Trian Partners had agreed not to charge the Company any management fees with respect to the Equities Account.  In April 2007, in connection with the Corporate Restructuring, the Company entered into an agreement under which Trian Partners will continue to manage the Equities Account until at least December 31, 2010, the Company will not withdraw its investment from the Equities Account prior to December 31, 2010 and, beginning January 1, 2008, the Company will pay management and incentive fees to Trian Partners in an amount customary for unaffiliated third party investors with similarly sized investments.

    In July 2007, as part of the Corporate Restructuring, the Company sold substantially all of the properties and other assets it owned and used at its former New York headquarters to Trian Partners for an aggregate purchase price of $1,808,000, including $140,000 of sales taxes.  The assets sold included computers and other electronic equipment and furniture and furnishings.  The Company recognized a loss of $835,000, with respect to the assets sold, principally reflecting assets for which the fair value was less than book value.

    In July 2007, the Company entered into an agreement under which Trian Partners is subleasing (the “Sublease”) one of the floors of the Company’s former New York headquarters effective July 1, 2007.  Under the terms of the Sublease, Trian Partners is paying the Company approximately $113,000 per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the fair market value of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the floor.  Either Trian Partners or the Company may terminate the Sublease upon sixty days notice.  The Company recognized $680,000 from Trian Partners under the Sublease for 2007.

    As of June 30, 2007, the Company assigned the lease for a corporate facility to Trian Partners such that after that date, other than with respect to the Company’s security deposit applicable to the lease, the Company has no further rights or obligations with respect to the lease.  The security deposit of $113,000 will remain the property of the Company and, upon the expiration of the lease on July 31, 2010, is to be returned to the Company in full.

    In August 2007, the Company entered into time share agreements whereby Messrs. Peltz, May and Garden and Trian Partners may use the Company’s corporate aircraft in exchange for payment of certain incremental flight and related costs of such aircraft.  Such reimbursements for the period from July 2, 2007 through December 30, 2007 amounted to $1,095,000.  As of December 30, 2007, the Company was owed $408,000 and $197,000 by Messrs. Peltz, May and Garden and Trian Partners, respectively, which amounts were received in 2008.  Other costs, such as pilot and aviation employee salaries, hangar costs, depreciation, maintenance, the costs of deadhead flights (empty pick-up or return flights) and insurance on the aircraft are not included in such reimbursement obligations.

    The Company has granted Trian Partners the right, at its option, to assume the Company’s 25% fractional interest in a helicopter (the “Helicopter Interest”) on October 1, 2008.  If Trian Partners assumes the Helicopter Interest, it will pay the Company a lump sum amount equal to what the Company would have received under the relevant agreement if the Company exercised its right to sell its Helicopter Interest on October 1, 2008, which is equal to the then fair value, less a remarketing fee.  Trian Partners has been paying the monthly management fee and all other costs related to the Helicopter Interest to the operator of the helicopter since July 1, 2007 on behalf of the Company and will continue to pay such expenses through October 1, 2008.  Should Trian Partners determine not to exercise its assumption option on October 1, 2008, the Company will exercise the option available to it on the same date to terminate the Helicopter Interest and will receive the then fair value payment from the operator, less a remarketing fee.  In either case, subsequent to October 1, 2008, the Company will have no further rights or obligations under the agreements applicable to the Helicopter Interest.  At December 30, 2007, the estimated value of the Helicopter Interest was approximately $1,800,000.

    All of the foregoing agreements with Messrs. Peltz and May and Trian Partners were negotiated and approved by the Special Committee of the Board of Directors.  The Special Committee was advised by independent outside counsel and consulted with the Compensation Committee and the Performance Committee of the Company’s board of directors and its independent outside counsel and independent compensation consultant.

    During 2007 the Company paid the sellers of RTM $1,600,000 to settle a post-closing purchase price adjustment provided for in the agreement and plan of merger pursuant to which the Company acquired RTM.  The sellers of RTM included Mr. Garrett and Ms. Barton, current executive officers of the Company, and Mr. Umphenour, a current director of the Company.

    In 2007 the Company made a charitable contribution of $575,000 to The Arby’s Foundation, Inc., a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors.

Item 14.  Principal Accounting Fees and Services

Auditor Fees

    The following is a description of the fees billed to the Company by Deloitte during the fiscal years ended December 30, 2007 and December 31, 2006:

    Audit Fees: Audit fees paid by the Company to Deloitte in connection with Deloitte’s review and audit of the Company’s annual financial statements, Deloitte’s review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q and for services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements totaled approximately $3,452,170 for fiscal 2007 and $4,035,900 for fiscal 2006.

    Audit-Related Fees: The aggregate fees billed by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the “Audit Fees” above were $2,877,659 for fiscal 2007 (principally for work done by Deloitte in connection with the sale of Deerfield & Company LLC and due diligence with respect to a potential transaction involving a large quick service restaurant company) and $500,717 for fiscal 2006 (principally for work done by Deloitte in connection with a Current Report on Form 8-K and a registration statement on Form S-3 that were filed in connection with the Company’s acquisition of the RTM Restaurant Group, standalone financial statements for certain subsidiaries of the Company and audits of certain “frozen” defined benefit plans).

    Tax Fees: The aggregate fees billed by Deloitte for professional services rendered by Deloitte for tax compliance, tax advice and tax planning were $374,043 for fiscal 2007 (principally for income tax services and research, advice and consultation regarding tax-related matters) and $128,935 for fiscal 2006 (principally related to tax-related research and matters related to the acquisition of the RTM Restaurant Group).

    All Other Fees: Fees billed to the Company by Deloitte for all other products and services provided to the Company and not reported under the three prior headings were $0 for both fiscal 2007 and fiscal 2006.

    The Audit Committee has considered whether the provision of services by Deloitte that were not related to the audit of the Company’s consolidated financial statements referred to above and to the reviews of the interim financial statements included in the Company’s Forms 10-Q is compatible with maintaining Deloitte’s independence.

    Audit Committee Pre-Approval Policies and Procedures

    The Audit Committee has adopted a pre-approval policy that provides that the Company’s independent auditor may provide only those services that are pre-approved by the Audit Committee.  The Audit Committee must also pre-approve any services provided to the Company or any subsidiary by any separate firm that audits the financial statements of any subsidiary if the Company’s independent auditor expressly relies on the audit report of such separate firm in its own report on the Company’s financial statements.  In general, predictable and recurring covered services may be approved by the Audit Committee (and not any delegate of the committee) on an annual basis.  Pre-approval in such circumstances will generally be by reference to classes of covered service, provided that the pre-approval is sufficiently detailed to identify the scope of service to be provided.  The policy includes a list of covered services that may be pre-approved, by class, on annual basis.  Any engagement of the independent auditor to perform a pre-approved non-audit service is to be reported by management to the Audit Committee at its next scheduled meeting following the engagement of the independent auditor for such service.

    Services proposed to be provided by the independent auditor that have not been pre-approved, by class, and the fees for such proposed services must be pre-approved on an individual basis by the Audit Committee or its delegate.  Commencing in 2006, the total payments that may be made with respect to covered services that constitute “Tax Fees” and “All Other Fees” (as shown above) that have been pre-approved by class may not exceed $200,000 per year.  Once such amount has been expended in any year, any additional services (including any additional payments for services pre-approved that constitute “Tax” and “Other” services) that constitute “Tax” or “Other” services must be pre-approved on an individual basis unless otherwise authorized by the Audit Committee (or its delegate(s)).

    The Audit Committee may delegate to one or more of its members the authority to grant specific pre-approvals under its policy with respect to audit, review, attest and permitted non-audit services (subject to the limitation on “Tax” and “Other” services noted above), provided that the aggregate estimated fees for the current and all future periods in which the service is to be rendered will not exceed $100,000 for any applicable fiscal year and that the aggregate estimated fees of all covered services approved by the delegate(s) during any fiscal year may not exceed $1,000,000 for any applicable fiscal year.  Any pre-approval granted by a delegate(s) is to be reported to the full Audit Committee no later than its next scheduled meeting.

    None of the non-audit services provided by Deloitte in 2007 were approved under the Securities and Exchange Commission’s de minimis exception to audit committee approval.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements:

       See Index to Financial Statements (Item 8).

2.    Financial Statement Schedules:

       Report of Independent Registered Public Accounting Firm

Schedule I	–
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
2.1
Agreement and Plan of Merger, dated as of December 17, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative, incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated December 21, 2007 (SEC file No. 1-2207).

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
10.7
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 1, 2005 (SEC file No. 1-2207).**

10.8
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated June 6, 2007 (SEC file No. 1-2207).**

10.9
Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated March 30, 2001 (SEC file No. 1-2207).**

10.10
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated November 8, 2000 (SEC file No. 1-2207).

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

10.16
Amendment No. 2, dated as of May 21, 2007 to that certain Credit Agreement dated as of July 25, 2005 among Arby’s Restaurant Group, Inc., Arby’s  Restaurant  Holdings, LLC, Triarc Restaurant Holdings, LLC, Citicorp North America, Inc., as administrative agent for the Lenders and Issuers and as collateral agent for the Secured Parties, Bank of America, N.A.  and Credit Suisse, Cayman Islands Branch, as co-syndication agents for the Lenders and Issuers, and Wachovia Bank, National Association, Suntrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents for the Lenders and Issuers, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 25, 2007 (SEC file No. 1-2207).

10.17
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file No. 1-2207).

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
10.22
Amended and Restated 1993 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file No. 1-2207).  **

10.23
Amended and Restated 1997 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file No. 1-2207).  **

10.24
Amended and Restated 1998 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file No. 1-2207).  **

10.25
Amended and Restated 2002 Equity Participation Plan of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file No. 1-2207).  **

10.26
Amendment No. 1 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 7, 2006 (SEC file No. 1-2207).**

10.27
Amendment No. 2 to Triarc Companies, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 6, 2007 (SEC file No. 1-2207).  **

10.28
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file No. 1-2207).  **

10.29
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207).  **

10.30
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file No. 1-2207).  **

10.31
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207).  **

10.32
Employment Agreement dated April 13, 2006, between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated April 17, 2006 (SEC file No. 1-2207).  **

10.33
Letter Agreement dated January 18, 2007, between Arby’s Restaurant Group, Inc. and Roland C. Smith, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file No. 1-2207).  **

10.34
Letter Agreement dated as of March 23, 2007, between Roland C. Smith and Arby’s Restaurant Group, Inc., incorporated herein by reference to Exhibit 10.2 to Triarc’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (SEC file No. 1-2207).  **

10.35	Letter Agreement dated May 27, 2005, between Arby’s Restaurant Group, Inc. and Thomas A. Garrett. ***
10.36	Letter Agreement dated May 23, 2006, between Arby’s Restaurant Group, Inc. and Stephen E. Hare. * **
10.37	Letter Agreement dated August 30, 2006, between Arby’s Restaurant Group, Inc. and Cheryl Barre. * **
10.38	Letter Agreement dated May 27, 2005, between Arby’s Restaurant Group, Inc. and Sharron Barton. * **
10.39	Letter Agreement dated October 13, 2005, between Arby’s Restaurant Group, Inc. and Nils H. Okeson. ***
10.40	Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof. * **
10.41
Services Agreement, dated as of April 30, 2007, by and among Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file No. 1-2207).

10.42
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file No. 1-2207).

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

10.51
Registration Rights Agreement, dated as of December 17, 2007, among Deerfield Triarc Capital Corp., the parties identified as Stockholders on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith and Triarc Companies, Inc., as the Sellers’ Representative, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated December 21, 2007 (SEC file No. 1-2207).

10.52
Termination of Employment and Waiver of Put Rights Agreement, dated as of December 17, 2007, among Deerfield & Company LLC, Deerfield Capital Management LLC, Triarc Companies, Inc., Gregory H. Sachs, Sachs Capital Management LLC and Spensyd Asset Management LLLP, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated December 21, 2007 (SEC file No. 1-2207).

10.53
Series A Note Purchase Agreement, dated as of December 21, 2007, by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Triarc Capital Corp., Triarc Deerfield Holdings, LLC (as administrative holder and collateral agent) and the purchasers signatory thereto, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated December 27, 2007 (SEC file No. 1-2207).

10.54
Collateral Agency and Intercreditor Agreement, dated as of December 21, 2007, by and among Triarc Deerfield Holdings, LLC, Jonathan W. Trutter, Paula Horn and the John K.  Brinckerhoff and Laura R.  Brinckerhoff Revocable Trust, as holders of the Series A Notes referenced therein, Sachs Capital Management LLC, Spensyd Asset Management LLLP and Scott A. Roberts, as holders of the Series B Notes referenced therein, Triarc Deerfield Holdings, LLC, as collateral agent, Deerfield & Company LLC and Deerfield Triarc Capital Corp., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated December 27, 2007 (SEC file No. 1-2207).

10.55
Letter Agreement dated April 28, 2006, between Triarc and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated May 2, 2006 (SEC file No. 1-2207).  **

10.56
Amendment No. 1 to Letter Agreement dated as of January 29, 2007, between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated February 1, 2007 (SEC file No. 1-2207).**

10.57
Letter Agreement dated December 13, 2007, between Triarc Companies, Inc. and Francis T. McCarron, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated December 19, 2007 (SEC file No. 1-2207).  **

10.58
Transaction Support Agreement, dated as of May 27, 2005, by and among Triarc Companies, Inc., certain stockholders of RTM Restaurant Group, Inc. listed on the signature pages thereto and Russell V. Umphenour, Dennis E. Cooper and J.  Russell Welch, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated July 25, 2005 (SEC file No. 1-2207).

21.1	Subsidiaries of the Registrant. *
23.1	Consent of Deloitte & Touche LLP. *
23.2	Consent of Deloitte & Touche LLP. ***
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K/A. ****
99.1	Audited Consolidated Financial Statements of Deerfield Capital Corp. and subsidiaries. ***
___________________________

*	Filed with the 2007 Annual Report on February 29, 2008.

**	Identifies a management contract or compensatory plan or arrangement.

***	Filed with 10-K/A (Amendment No. 1 to the 2007 Annual Report) on March 14, 2008.

****	Filed herewith.

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

TRIARC COMPANIES, INC. (Registrant)
	By:	/s/ Stephen E. Hare
Dated: April 25, 2008		Stephen E. Hare Senior Vice President and Chief Financial Officer