Form 10-Q
period 2008-05-09
TRIARC COMPANIES INC
filed 2008-05-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207

TRIARC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, GA	30338
(Address of principal executive offices)	(Zip Code)

                                     (678) 514-4100
(Registrant’s telephone number, including area code)

__________________________________________
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

Large accelerated filer   [X]          Accelerated filer  [  ]          Non-accelerated filer  [  ]          Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]         No   [X]

There were 28,911,246 shares of the registrant’s Class A Common Stock and 63,894,962 shares of the registrant’s Class B Common Stock outstanding as of April 30, 2008.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	March 30,
	2007(A)	2008
		(Unaudited)
	(In Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$78,116	$59,026
Short-term investments	2,608	16,537
Accounts and notes receivable	27,610	28,197
Inventories	11,067	10,517
Deferred income tax benefit	24,921	20,514
Prepaid expenses and other current assets	25,932	21,147
Total current assets	170,254	155,938
Restricted cash equivalents	45,295	18,077
Notes receivable from related party	46,219	46,308
Investments	141,909	97,453
Properties	504,874	519,526
Goodwill	468,778	478,580
Other intangible assets	45,318	50,575
Deferred income tax benefit	4,050	14,677
Deferred costs and other assets	27,870	24,278
	$1,454,567	$1,405,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$27,802	$26,322
Accounts payable	54,297	53,585
Accrued expenses and other current liabilities	117,785	125,908
Current liabilities relating to discontinued operations	7,279	7,275
Total current liabilities	207,163	213,090
Long-term debt	711,531	728,235
Deferred income	10,861	21,459
Other liabilities	75,180	78,070
Minority interests in consolidated subsidiaries	958	972
Stockholders’ equity:
Class A common stock	2,955	2,955
Class B common stock	6,402	6,404
Additional paid-in capital	291,122	292,742
Retained earnings	167,267	77,269
Common stock held in treasury	(16,774)	(16,817)
Accumulated other comprehensive income (loss)	(2,098)	1,033
Total stockholders’ equity	448,874	363,586
	$1,454,567	$1,405,412

(A)  Derived from the audited consolidated financial statements as of December 30, 2007.

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 1,	March 30,
	2007	2008
	(In Thousands Except Per Share Amounts)
	(Unaudited)

Revenues:
Sales	$266,498	$281,579
Franchise revenues	19,670	21,275
Asset management and related fees	15,878	-
	302,046	302,854
Costs and expenses:
Cost of sales	194,972	212,910
Cost of services	6,890	-
Advertising	17,729	20,535
General and administrative	57,583	44,911
Depreciation and amortization	15,985	15,993
Facilities relocation and corporate restructuring	403	935
Settlement of preexisting business relationships	-	(487)
	293,562	294,797
Operating profit	8,484	8,057
Interest expense	(15,389)	(13,491)
Investment income (loss), net	23,148	(65,922)
Other income (expense), net	1,607	(4,565)
Income (loss) from continuing operations before income taxes and minority interests	17,850	(75,921)
(Provision for) benefit from income taxes	(7,443)	8,464
Minority interests in income of consolidated subsidiaries	(3,197)	(14)
Income (loss) from continuing operations	7,210	(67,471)
Loss from disposal of discontinued operations, net of income tax benefit	(149)	-
Net income (loss)	$7,061	$(67,471)

Basic and diluted income (loss) from continuing operations and net income (loss) per share:
Class A common stock	$.07	$(.73)
Class B common stock	.08	(.73)

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1,	March 30,
	2007	2008
	(In Thousands)
	(Unaudited)
Cash flows from continuing operating activities:
Net income (loss)	$7,061	$(67,471)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Operating investment adjustments, net (see below)	(14,385)	66,413
Depreciation and amortization	15,985	15,993
Receipt of deferred vendor incentive, net of amount recognized	8,840	11,530
Write-off of deferred financing costs	-	5,111
Share-based compensation	2,829	1,586
Straight-line rent accrual	1,664	1,049
Equity in undistributed (earnings) losses of investees	(862)	754
Amortization of deferred financing costs	475	526
Minority interests in income of consolidated subsidiaries	3,197	14
Deferred income tax provision (benefit)	6,994	(8,462)
Unfavorable lease liability recognized	(1,089)	(1,130)
Payment of withholding taxes related to share-based compensation	(2,721)	(26)
Deferred compensation	1,179	-
Loss from discontinued operations	149	-
Other, net	595	(1,770)
Changes in operating assets and liabilities:
Accounts and notes receivable	16,282	(2,523)
Inventories	1,313	964
Prepaid expenses and other current assets	(1,005)	5,286
Accounts payable, accrued expenses and other current liabilities	(49,255)	(10,911)
Net cash provided by (used in) continuing operating activities	(2,754)	16,933
Cash flows from continuing investing activities:
Capital expenditures	(16,515)	(16,770)
Cost of business acquisitions, less cash acquired	(838)	(9,486)
Cost of proposed business acquisition	-	(1,650)
Investment activities, net (see below)	35,486	112
Other, net	(1,013)	49
Net cash provided by (used in) continuing investing activities	17,120	(27,745)
Cash flows from continuing financing activities:
Dividends paid	(8,001)	(8,045)
Repayments of long-term debt and notes payable	(6,653)	(4,358)
Proceeds from issuance of long-term debt	4,140	4,129
Net distributions to minority interests	(4,236)	-
Proceeds from exercises of stock options	676	-
Net cash used in continuing financing activities	(14,074)	(8,274)
Net cash provided by (used in) continuing operations	292	(19,086)
Net cash used in operating activities of discontinued operations	(7)	(4)
Net increase (decrease) in cash and cash equivalents	285	(19,090)
Cash and cash equivalents at beginning of period	148,152	78,116
Cash and cash equivalents at end of period	$148,437	$59,026

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
	April 1,	March 30,
	2007	2008
	(In Thousands)
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses (a)	$666	$68,086
Net recognized gains from trading securities and derivatives	(6,279)	(1,425)
Other net recognized (gains) losses	(14,790)	(248)
Proceeds from sales of trading securities	6,019	-
Other	(1)	-
	$(14,385)	$66,413
Investing investment activities, net:
Cost of available-for-sale securities and other investments purchased	$(31,156)	$(30,661)
Decrease in non-current restricted cash	-	27,218
Proceeds from sales of available-for-sale securities and other investments	76,461	3,555
Increase in restricted cash collateralizing securities obligations	(9,819)	-
	$35,486	$112
Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$13,193	$13,999
Income taxes, net of refunds	$1,229	$625
Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$20,671	$21,189
Amounts representing capitalized lease and certain sales-leaseback obligations	(4,156)	(4,419)
Capital expenditures paid in cash	$16,515	$16,770

(a) The 2008 amount relates to our investment in Deerfield Capital Corp. common stock as described in Note 3.

See accompanying notes to condensed consolidated financial statements.

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Triarc Companies, Inc. (“Triarc” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In our opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the three-month periods as described in the following paragraph.  The results of operations for the three-month period ended March 30, 2008 will not be indicative of the results to be expected for the full 2008 fiscal year due, in part, to the effect in the three months ended March 30, 2008 of the other than temporary losses related to our investment in Deerfield Capital Corp. (“DFR” or the “REIT”) as described in Note 3.  These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our first quarter of fiscal 2007 commenced on January 1, 2007 and ended on April 1, 2007 (the “three months ended April 1, 2007” or the “2007 first quarter”). Our first quarter of fiscal 2008 commenced on December 31, 2007 and ended on March 30, 2008 (the “three months ended March 30, 2008” or the “2008 first quarter”).  Each quarter contained 13 weeks. Our 2007 first quarter included the results of Deerfield & Company, LLC (“Deerfield”), a principal subsidiary of the Company which was sold (the “Deerfield Sale”) on December 21, 2007 (see Note 3).  The results of Deerfield are included on a calendar quarter basis, and the impact of the different reporting basis is not considered material to our condensed consolidated financials statements.  With the exception of Deerfield as described above, all references to years and quarters relate to fiscal periods rather than calendar periods.

(2)          Proposed Merger with Wendy’s International, Inc.

On April 24, 2008, we announced that we signed a definitive merger agreement with Wendy’s International, Inc. (“Wendy’s”) for an all stock transaction in which Wendy’s shareholders would receive a fixed ratio of 4.25 shares of our Class A Common Stock for each share of Wendy’s common stock they own and in which Wendy’s would become a wholly-owned subsidiary of Triarc. As Wendy’s reported on April 24, 2008 in their earnings release for the 2008 first quarter, they have approximately 87,415,000 common shares issued and outstanding.  Wendy’s stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to our Class A Common Stock, after giving effect to the exchange ratio.  Under the agreement, our stockholders will be asked to approve the conversion of each share of our Class B Common Stock, Series 1, into one share of our Class A Common Stock, resulting in a post-merger company with a single class of common stock.

The transaction is subject to regulatory approvals, customary closing conditions and the approval of both Wendy’s shareholders and our stockholders. The transaction is expected to close in the second half of 2008. There can be no assurance that shareholder and other approvals will be obtained or that the merger will be consummated.

(3)          Deerfield Sale and Related Transactions

Deerfield Sale

As described in Note 3 to our consolidated financial statements contained in our Form 10-K for the year ended December 30, 2007, on December 21, 2007, we completed the sale of our majority capital interest in Deerfield, our former asset management business, to the REIT, resulting in non-cash proceeds aggregating $134,608 consisting of 9,629,368 shares of convertible preferred stock of the REIT with a then estimated fair value of $88,398 and $47,986 principal amount of series A senior secured notes of a subsidiary of the REIT due in December 2012 (the “REIT Notes”) with a then estimated fair value of $46,210. We also retained ownership of 205,642 common shares in the REIT as part of a pro rata distribution to the members of Deerfield prior to the Deerfield Sale.  The Deerfield Sale resulted in a pretax gain of approximately $40,193 which was recorded in the fourth quarter of 2007.

The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.  The $1,776 original imputed discount on the REIT Notes is being accreted to “Other income (expense), net” in the accompanying condensed consolidated statement of operations using the interest rate method.  The REIT Notes, net of unamortized discount, are reflected as “Notes receivable from related party” in the accompanying condensed consolidated balance sheets.

Certain expenses related to the Deerfield Sale are expected to be paid by the REIT during the 2008 second quarter, but remain a liability of the Company, as the representative of the sellers, with an equal offsetting receivable from the REIT.  At March 30, 2008, $5,734 of such expenses remain unpaid by the REIT.

Other than Temporary Losses and Equity in Losses of the REIT

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by further deterioration of the global credit markets and, as a result, it sold a significant portion of its agency and AAA-rated non-agency mortgage-backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities, all at a net after-tax loss of $294,300 to the REIT.

Based on the events described above and their negative effect on the market price of the REIT common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629,368 common shares, which were received upon the conversion of the convertible preferred stock as of March 11, 2008 (as discussed below), as well as the 205,642 common shares which were distributed to us in connection with the Deerfield Sale, were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Investment income (loss), net,” in the accompanying condensed consolidated statement of operations of approximately $67,594 (without tax benefit as described below) which includes approximately $11,074 of pre-tax unrealized holding losses previously recorded on December 30, 2007 and included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity in the accompanying condensed consolidated balance sheets.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders on April 4, 2008 (as discussed below).

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $754 of equity in net losses of the REIT which are included in “Other income (expense), net” in the accompanying condensed consolidated statement of operations for the three months ended March 30, 2008 related to our investment in the 205,642 common shares of the REIT discussed above which were accounted for on the equity method through the Determination Date.

The dislocation in the mortgage sector and current weakness in the broader financial market may adversely impact the REIT’s cash flows.  However, we received the quarterly interest payment on the REIT Notes which was due on March 31, 2008 on a timely basis. In addition, the REIT has filed, and the SEC has declared effective, a Form S-3 registration statement through which it registered approximately $400,000 of a combination of debt and equity securities for sale.  As of March 30, 2008, we believe the principal amount of the REIT Notes is fully collectible.  The REIT has announced that it has maintained its status as a REIT as of March 31, 2008.

Conversion of Convertible Preferred Stock and Dividend of REIT Common Stock

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into common shares. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which included the converted convertible preferred stock, to our stockholders. This dividend was paid on April 4, 2008 to holders of record of our class A common stock (the “Class A Common Stock”) and our class B common stock (the “Class B Common Stock”) on March 29, 2008.

As of March 30, 2008, we recorded a dividend payable representing the $14,464 value of the DFR common stock distributed to our stockholders in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet and an additional impairment charge from March 11, 2008 through the record date of $492. The recorded amounts were based on the closing market price of the DFR common stock as of March 28, 2008, the last business day prior to the dividend record date.  As a result of the dividend, the tax loss that resulted from the decline in value of our investment is not deductible for tax purposes and no tax benefit was recorded related to this loss.

(4) Business Acquisitions

We completed the acquisitions of the operating assets, net of liabilities assumed, of 45 franchised restaurants, including 41 restaurants in the California market, in two separate transactions during the quarter ended March 30, 2008.  The total estimated consideration for the acquisitions was $15,756 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $627 of related estimated expenses.  The aggregate purchase price of $16,243 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Settlement of preexisting business relationships” in the accompanying condensed consolidated statement of operations.   Further, we paid an additional $14 in 2008 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2007.

We completed the acquisitions of the operating assets, net of liabilities assumed, of 4 franchised restaurants during the quarter ended April 1, 2007.  The total estimated consideration for the acquisitions was $828 consisting of (1) $791 of cash (before consideration of $3 of cash acquired), and (2) $37 of related estimated expenses.  Further, we paid an additional $10 in the first quarter ended April 1, 2007 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2006.

(5)           Accumulated Other Comprehensive Loss

The following is a summary of the components of “Accumulated other comprehensive loss”, net of income taxes and minority interests:

	Three Months Ended
	April 1,	March 30,
	2007	2008

Net income (loss)	$7,061	$(67,471)
Net unrealized gains (losses) on available-for-sale securities (a)	(9,003)	4,436
Net unrealized losses on cash flow hedges (b)	(928)	(1,153)
Net change in currency translation adjustment	47	(152)
Accumulated other comprehensive loss	$(2,823)	$(64,340)

(a)Net unrealized gains (losses) on available-for-sale securities:	Three Months Ended
	April 1,	March 30,
	2007	2008

Unrealized holding gains (losses) arising during the period	$1,779	$(3,920)
Reclassifications of prior period unrealized holding (gains) losses into net income (loss)	(16,221)	11,074
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	357	(201)
	(14,085)	6,953
Income tax (provision) benefit	5,068	(2,517)
Minority interests in change in unrealized holding gains and losses of a consolidated subsidiary	14	-
	$(9,003)	$4,436

(b)Net unrealized losses on cash flow hedges:	Three Months Ended
	April 1,	March 30,
	2007	2008

Unrealized holding losses arising during the period	$(183)	$(1,916)
Reclassifications of prior period unrealized holding (gains) losses into net income or loss	(521)	28
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	(779)	3
	(1,483)	(1,885)
Income tax benefit	555	733
	$(928)	$(1,153)

(6)	Income (Loss) Per Share

Basic income (loss) per share has been computed by dividing the allocated income or loss for our Class A Common Stock and our Class B Common Stock by the weighted average number of shares of each class.  Both factors are presented in the tables below.  Net income for the three-month period ended April 1, 2007 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio.  Net loss for the three-month period ended March 30, 2008 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class.

Diluted income per share for the three-month period ended April 1, 2007 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options and nonvested Class B Common Shares which vest over three years (the “Nonvested Shares”), both computed using the treasury stock method, and (2) contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the “Restricted Shares”) granted in 2005 that became fully vested in 2007.  Vesting was dependent upon our Class B Common Stock having met certain market price targets and would have been issuable based on the market price of our Class B Common Stock as of April 1, 2007, both as presented in the table below.  Diluted loss per share for the three-month period ended March 30, 2008 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since we reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.   The shares used to calculate diluted income per share exclude any effect of our 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeded the reported basic income from continuing operations per share.  The per share loss from discontinued operations for the three-month period ended April 1, 2007 was less than $.01 and, therefore, such effect is not presented on the face of the condensed consolidated statements of operations.

Our securities as of March 30, 2008 that could dilute basic income per share for periods subsequent to March 30, 2008 are (1) outstanding stock options which can be exercised into 426,000 shares and 4,745,000 shares of our Class A Common Stock and Class B Common Stock, respectively, (2) 205,000 restricted shares of our Class B Common Stock which were granted in May 2007 and principally vest over three years and (3) $2,100 of Convertible Notes which are convertible into 53,000 shares and 107,000 shares of our Class A Common Stock and Class B Common Stock, respectively, as adjusted due to the recently declared dividend of the REIT common stock to our stockholders.

Income (loss) per share has been computed by allocating the income or loss as follows:

	Three Months Ended
	April 1,	March 30,
	2007	2008
Class A Common Stock:
Continuing operations	$2,074	$(21,059)
Discontinued operations	(43)	-
Net income (loss)	$2,031	$(21,059)

Class B Common Stock:
Continuing operations	$5,136	$(46,412)
Discontinued operations	(106)	-
Net income (loss)	$5,030	$(46,412)

The number of shares used to calculate basic and diluted income (loss) per share are as follows:

	Three Months Ended
	April 1,	March 30,
	2007	2008
Class A Common Stock:
Basic weighted average shares outstanding	28,760	28,884
Dilutive effect of stock options	185	-
Contingently issuable Restricted Shares	89	-
Diluted shares	29,034	28,884

Class B Common Stock:
Basic weighted average shares outstanding	63,288	63,660
Dilutive effect of stock options	1,093	-
Contingently issuable Restricted Shares	435	-
Dilutive effect of Nonvested Shares	4	-
Diluted shares	64,820	63,660

(7)	Facilities Relocation and Corporate Restructuring

The facilities relocation charges incurred and recognized in our restaurant business for the three-month periods ended April 1, 2007 and March 30, 2008 of $403 and $168, respectively, principally related to changes in the estimated carrying costs for real estate we purchased under terms of employee relocation agreements entered into as part of our acquisition of RTM Restaurant Group (“RTM”), in July 2005 (the “RTM Acquisition”).

The general corporate charges for the three months ended March 30, 2008 of $767 relate to the transfer of substantially all of Triarc’s senior executive responsibilities to the Arby’s Restaurant Group, Inc. (“ARG”) executive team in Atlanta, Georgia (the “Corporate Restructuring”) as further described in Notes 18 and 28 to the consolidated financial statements contained in our Form 10-K.  In April 2007, we announced that we would be closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia. This transfer of responsibilities was completed in early 2008.  Accordingly, to facilitate this transition, we entered into contractual settlements (the “Contractual Settlements”) with our Chairman and then Chief Executive Officer and our Vice Chairman and then President and Chief Operating Officer (the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers effective June 29, 2007. We also entered into severance arrangements with other New York headquarters’ executives and employees.  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives. The additional provision in the first quarter of 2008 related to current period charges for the transition severance arrangements of the other New York headquarters’ employees who continued to provide services as employees during the 2008 first quarter. We do not currently expect to incur additional charges with respect to the Corporate Restructuring for the remainder of fiscal 2008.

The components of the facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accrual during the three-month periods ended April 1, 2007 and March 30, 2008 are as follows:

	Three Months Ended
	April 1, 2007

	Balance			Balance
	December 31,			April 1,
	2006	Provision	Payments	2007
Restaurant Business:
Cash obligations:
Employee relocation costs	$134	$403	$(2)	$535
Other	687	-	(257)	430
	$821	$403	$(259)	$965

	Three Months Ended
	March 30, 2008
					Total
					Expected
	Balance			Balance	and
	December 30,			March 30,	Incurred
	2007	Provision	Payments	2008	to Date
Restaurant Business:
Cash obligations:
Employee relocation costs	$591	$168	$-	$759	$4,699
Other	-	-	-	-	7,471
	591	168	-	759	12,170
Non-cash charges	-	-	-	-	719
Total restaurant business	591	168	-	759	12,889
General Corporate:
Cash obligations:
Severance and retention incentive compensation	12,208	767	(3,357)	9,618	84,697
Non-cash charges	-	-	-	-	835
Total general corporate	12,208	767	(3,357)	9,618	85,532
	$12,799	$935	$(3,357)	$10,377	$98,421

(8)	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, as amended, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability.  The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability.  SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption.   FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In addition, FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), defers the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year, except for items recognized or disclosed on a recurring basis, at least annually.  SFAS 157 is, with some limited exceptions, applied prospectively and was effective commencing with our first fiscal quarter of 2008, with the exception of the areas mentioned above under which exemptions to or deferrals of the application of certain aspects of SFAS 157 apply.  Our adoption of SFAS 157 in the first quarter of 2008 did not result in any change in the methods we use to measure the fair value of those financial assets and liabilities.  We are, however, presenting the expanded fair value disclosures of SFAS 157 commencing in the first quarter of 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs.   Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs— Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

Our financial assets and liabilities as of March 30, 2008 include available-for-sale investments, which include those managed (the “Equities Account”) by a management company formed by certain former executives (the “Management Company”), and the REIT common stock that was distributed to our stockholders on April 4, 2008 (see Note 3), investment derivatives, the REIT Notes and various investments in liability positions.  We determine fair value of our available-for-sale securities and investment derivatives principally using quoted market prices, broker/dealer prices or statements of account received from investment managers, which were principally based on quoted market or broker/dealer prices.  We determined fair value of the REIT Notes based on the present value of the probability weighted average of expected cash flows from the REIT Notes determined as of the date of the Deerfield Sale.  As of March 30, 2008, we believe that the principal amount of the REIT Notes is fully collectible.  The fair value at March 30, 2008 represents the fair value as of the date of the Deerfield Sale plus subsequent accretion of the discount as discussed in Note 3.  We determine fair value of our interest rate swaps using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.

The fair values of our financial assets or liabilities and the hierarchy of the level of inputs are summarized below:

	March 30,	Fair Value Measurements at March 30, 2008 Using
	2008	Level 1	Level 2	Level 3

Assets
Interest rate swap in an asset position	$1	$-	$1	$-
Available-for-sale securities:
Equities Account – restricted	72,754	72,754	-	-
REIT common stock	14,457	14,457	-	-
Other	2,079	2,079	-	-
Investment derivatives in the Equities Account:
Put option on market index	10,551	10,551	-	-
Put and call option combinations on equity securities	1	1	-	-
Total return swap on an equity security	3	3	-	-
REIT Notes	46,308	-	-	46,308
Total assets	$146,154	$99,845	$1	$46,308

Liabilities
Interest rate swaps in a liability position	$2,140	$-	$2,140	$-
Security sold with an obligation to purchase	1,091	1,091	-	-
Investment derivatives in the Equities Account:
Put and call option combinations on equity securities	479	479	-	-
Total return swap on an equity security	1,065	1,065	-	-
Put option on an equity security sold with an obligation to purchase	72	72	-	-
Total liabilities	$4,847	$2,707	$2,140	$-

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period from December 30, 2007 to March 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
REIT Notes

Balance at December 30, 2007	$ 46,219
Accretion of original imputed discount included in “Other income (expense), net”	89
Balance at March 30, 2008	$ 46,308

(9)	Discontinued Operations

Prior to 2007, we sold the stock of the companies comprising our former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”) and the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the “SEPSCO Discontinued Operations”) and closed two restaurants which were a component of the restaurant segment (the “Restaurant Discontinued Operations”).  We have accounted for all of these operations as discontinued operations.

During the three months ended April 1, 2007, we recorded an additional loss of $247, before a tax benefit of $98, on the disposal of the Restaurant Discontinued Operations relating to finalizing the leasing arrangements for the two closed restaurants.  There were no charges for discontinued operations during the three months ended March 30, 2008.

Current liabilities remaining to be liquidated relating to discontinued operations result from certain obligations not transferred to the respective buyers and consisted of the following:

	December 30,	March 30,
	2007	2008

Liabilities, primarily accrued income taxes, relating to the Beverage Discontinued Operations	$6,639	$6,639
Liabilities relating to the SEPSCO Discontinued Operations	573	562
Liabilities relating to the Restaurant Discontinued Operations	67	74
	$7,279	$7,275

We expect that the liquidation of these remaining liabilities associated with all of these discontinued operations as of March 30, 2008 will not have any material adverse impact on our condensed consolidated financial position or results of operations.  To the extent any estimated amounts included in the current liabilities relating to discontinued operations are determined to be different from the amount required to liquidate the associated liability, any such amount will be recorded at that time as a component of gain or loss from disposal of discontinued operations.

(10)	Retirement Benefit Plans

We maintain two defined benefit plans, the benefits under which were frozen in 1992 and for which we have no unrecognized prior service cost.  The components of the net periodic pension cost incurred by us with respect to these plans are as follows:

	Three Months Ended
	April 1,	March 30,
	2007	2008

Service cost (consisting entirely of plan administrative expenses)	$22	$24
Interest cost	55	55
Expected return on the plans’ assets	(58)	(55)
Amortization of unrecognized net loss	7	6
Net periodic pension cost	$26	$30

(11) Transactions with Related Parties

We continue to have related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K, other than those related to the recently completed Corporate Restructuring.

(12)           Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and are awaiting FDEP's response.  Nonetheless, based on amounts spent prior to 2007 of $1,667 for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy's, its directors, Triarc and Trian Partners in the Franklin County, Ohio Court of Common Pleas. The complaint alleges breach of fiduciary duties arising out of the approval of the Merger Agreement on April 23, 2008. The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the Merger, other equitable relief, attorneys fees and other relief as the court deems proper and just. Triarc believes that the above proceeding is without merit and intends to vigorously defend it. While Triarc does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on financial results or condition or a delay in the consummation of the Merger Agreement.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating approximately $1,900 as of March 30, 2008.  Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of such legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(13)	Income Taxes

    The effective tax rate provision on the income from continuing operations before income taxes and minority interests for the quarter ended April 1, 2007 was 42% compared to an effective tax rate benefit of 11% on the loss from continuing operations for the quarter ended March 30, 2008.  The rate varies from the U.S. federal statutory rate of 35% due to (1) the effect of non-deductible compensation and other non-deductible expenses, (2) state income taxes, net of federal income tax benefit, (3) the effect of the decline in value of our DFR investment in the 2008 first quarter and related declared dividend and (4) adjustments to our uncertain tax positions in the 2007 and 2008 first quarters.

We distributed our investment in the common stock of DFR as a dividend to our stockholders as described in Note 3.  As a result of the dividend, the tax loss that resulted from the decline in value of our investment through the record date of the dividend to our stockholders is not deductible for tax purposes and no tax benefit was recorded related to this loss.

In the 2008 first quarter, an examination of our state income tax returns for fiscal years 1998 through 2000 was settled in one of the states in which we do business.  In connection with the examination results and due to the fact that a tax position was settled for less than we previously anticipated, we recorded an income tax benefit of $1,516.   There were no other significant changes to unrecognized tax benefits in the 2008 first quarter.  We do not anticipate a significant change in unrecognized tax positions through the remainder of 2008.

We recognize interest related to unrecognized tax benefits in “Interest Expense” and penalties in “General and administrative expenses”.  As a result of the completion of the aforementioned state examination, a benefit was recorded for a reduction of interest expense related to unrecognized tax benefits of $1,071.  There were no other significant changes to interest or penalties in the 2008 first quarter.

We include unrecognized tax benefits and the related interest and penalties for discontinued operations in “Current liabilities relating to discontinued operations” in the accompanying condensed consolidated balance sheets.  There were no changes in those amounts during the 2008 first quarter.

(14)	Business Segments

Prior to the Deerfield Sale (see Note 3) on December 21, 2007, we managed and internally reported our operations as two business segments: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”).  We currently manage and internally report our operations as one business segment; the operation and franchising of restaurants.  We evaluated segment performance and allocated resources based on the segment’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA had been defined as operating profit (loss) plus depreciation and amortization.  In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses were not considered.

The following is a summary of our segment information:

	Three Months Ended
	April 1,	March 30,
	2007	2008
Revenues:
Restaurants	$286,168	$302,854
Asset Management	15,878	-
Consolidated revenues	$302,046	$302,854
EBITDA:
Restaurants	$36,402	$32,266
Asset Management	2,932	-
General corporate	(14,865)	(8,216)
Consolidated EBITDA	24,469	24,050
Less depreciation and amortization:
Restaurants	13,635	14,917
Asset Management	1,251	-
General corporate	1,099	1,076
Consolidated depreciation and amortization	15,985	15,993
Operating profit (loss):
Restaurants	22,767	17,349
Asset Management	1,681	-
General corporate	(15,964)	(9,292)
Consolidated operating profit	8,484	8,057
Interest expense	(15,389)	(13,491)
Investment income (expense), net	23,148	(65,922)
Other income (expense), net	1,607	(4,565)
Consolidated income (loss) from continuing operations before income taxes and minority interests	$17,850	$(75,921)

March 30,
2008
Identifiable assets:
Restaurants	$1,150,752
General corporate	254,660
Consolidated total assets	$1,405,412

(15)	Accounting Standards

Accounting Standards Adopted during 2008

We adopted SFAS 157 during the 2008 first quarter.  See Note 8 for further discussion regarding this adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 does not mandate but permits the measurement of many financial instruments and certain other items at fair value in order to provide reporting entities the opportunity to mitigate volatility in reported earnings, without having to apply complex hedge accounting provisions, caused by measuring related assets and liabilities differently.  SFAS 159 requires the reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also requires expanded disclosures related to its application.  SFAS 159 was effective commencing with our first fiscal quarter of 2008 (see Note 8).  We did not elect the fair value option described in SFAS 159 for financial instruments and certain other items. We did, however, adopt the provisions of SFAS 159 which relate to the amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities in the first quarter of 2008 (see Note 8).  These provisions of SFAS 159 require separate presentations of the fair value of available for sale securities and trading securities.  In addition, cash flows from trading security transactions are classified based on the nature and purpose for which the securities were acquired.  The adoption of these provisions did not have an impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired regardless of the percentage being acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs and (3) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008 and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of minority interests from a liability to a component of stockholders’ equity in our historical consolidated financial statements beginning in our 2009 fiscal year.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions.  The impact will depend upon the nature and terms of such future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, financial performance and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Triarc Companies, Inc. (“Triarc” or the “Company”) and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).  Item 7 of our Form 10-K describes the application of our critical accounting policies for which there have been no significant changes as of March 30, 2008.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”

Introduction and Executive Overview

We currently operate in one business segment—the restaurant business through our Company-owned and franchised Arby’s restaurants.  Prior to December 21, 2007, we also operated in the asset management business through our 63.6% capital interest in Deerfield & Company LLC (“Deerfield”).  On December 21, 2007, we sold our capital interest in Deerfield (the “Deerfield Sale”) to Deerfield Capital Corp., a real estate investment trust (“DFR” or “the REIT”).  As a result of the Deerfield Sale, our 2008 financial statements include only the financial position, results of operations and cash flows from the restaurant business.

    In April 2007 we announced that we would be closing our New York headquarters and combining its corporate operations with our restaurant operations in Atlanta, Georgia (the “Corporate Restructuring”). The Corporate Restructuring included the transfer of substantially all of Triarc’s senior executive responsibilities to the Arby’s Restaurant Group, Inc. (“ARG”) executive team in Atlanta, Georgia. This transition was completed in early 2008.  Accordingly, to facilitate this transition, the Company entered into negotiated contractual settlements (the “Contractual Settlements”) with our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer, (collectively, the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives and we incurred charges for the transition severance arrangements of the other New York headquarters’ executives and employees who continued to provide services as employees through the 2008 first quarter.

In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and franchise revenues which include royalty income from franchisees, franchise and related fees and rental income from properties leased to franchisees.  While approximately 75% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the three months ended March 30, 2008.  In our former asset management business, revenues were generated through the date of the Deerfield Sale in the form of asset management and related fees from our management of (1) collateralized debt and collateralized loan obligation vehicles (“CDOs”), and (2) investment funds and private investment accounts (“Funds”), including the REIT.

In our discussions of “Sales” and “Franchise Revenues” below, we discuss same-store sales.  Beginning in our 2008 first quarter, we are reporting same-store sales commencing after a store has been open for fifteen continuous months (the “Fifteen Month Method”) consistent with the metrics used by our management for internal reporting and analysis.  Historically, and including the 2007 fiscal year, the calculation of same-store sales commenced after a store was open for twelve continuous months (the “Twelve Month Method”).   The sales discussion for the current quarter below provides the same-store sales percentage change using the new Fifteen Month Method, as well as our historical Twelve Month Method.

Our primary goal is to enhance the value of our Company by increasing the revenues of our restaurant business, which is expected to include (1) growing the number of Company-owned restaurants in the Arby’s system through acquisitions and development, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience, (2) the proposed merger with Wendy’s International, Inc. (“Wendy’s”) and (3) the possibility of other restaurant brand acquisitions.

However, we also derive investment income principally from the investment of our excess cash.  In December 2005 we invested $75.0 million in an account (the “Equities Account”) which is managed by a management company (the “Management Company”) formed by the Former Executives and a director, who is also our former Vice Chairman (collectively, the “Principals”).  The Equities Account is invested principally in equity securities, including through derivative instruments, of a limited number of publicly-traded companies.  In addition, the Equities Account invests in market put options in order to lessen the impact of significant market downturns.  Investment income (loss) from this account includes realized investment gains (losses), interest and dividends.  The Equities Account, including restricted cash equivalents, had a fair value of $97.5 million as of March 30, 2008.

Our restaurant business has recently experienced trends in the following areas:

Revenues

•
Significant decreases in general consumer confidence as well as decreases in many consumers’ discretionary income caused by factors such as high fuel and food costs and a continuing softening of the economy, including the real estate market;

•
Continuing price competition in the quick service restaurant (“QSR”) industry, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items, (3) the use of coupons and other price discounting and (4) many recent product promotions focused on the lower prices of certain menu items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering prepared and take-out food purchases;

•
Increased availability to consumers of new product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) new products that tend to include larger portion sizes and more ingredients; (3) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products and (4) sandwiches with perceived higher levels of freshness, quality and customization; and

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

Cost of Sales

•	Higher commodity prices which have increased our food costs;

•	Higher fuel costs which have caused increases in our utility costs and the cost of goods we purchase under distribution contracts that became effective in the second quarter of 2007;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which have and are expected to continue to result in increased wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which could result in increased costs.

Other

•
Increased competition among QSR competitors and other businesses for available development sites, higher development costs associated with those sites and higher borrowing costs in the lending markets typically used to finance new unit development and remodels.

    We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales at our franchised locations and, accordingly, the royalties and franchise fees we receive from them.

Proposed Merger with Wendy’s International, Inc.

On April 24, 2008, we announced that we signed a definitive merger agreement with Wendy’s for an all stock transaction in which Wendy’s shareholders would receive a fixed ratio of 4.25 shares of our Class A Common Stock for each share of Wendy’s common stock they own and in which Wendy’s would become a wholly-owned subsidiary of Triarc. As Wendy’s reported on April 24, 2008 in their earnings release for the 2008 first quarter, they have approximately 87,415,000 common shares issued and outstanding.  Wendy’s stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to our Class A Common Stock, after giving effect to the exchange ratio.  Under the agreement, our stockholders will be asked to approve the conversion of each share of our Class B Common Stock, Series 1 into one share of our Class A Common Stock, resulting in a post-merger company with a single class of common stock.

The transaction is subject to regulatory approvals, customary closing conditions and the approval of both Wendy’s shareholders and our stockholders. The transaction is expected to close in the second half of 2008. There can be no assurance that shareholder and other approvals will be obtained or that the merger will be consummated.

The Deerfield Sale

The Deerfield Sale resulted in non-cash proceeds aggregating $134.6 million consisting of 9,629,368 shares of convertible preferred stock of the REIT with a then estimated fair value of $88.4 million and $48.0 million principal amount of Series A Senior Secured Notes of a subsidiary of the REIT due in December 2012 (the “REIT Notes”) with a then estimated fair value of $46.2 million. We also retained ownership of 205,642 common shares in the REIT as part of a pro rata distribution to the members of Deerfield prior to the Deerfield Sale.  The Deerfield Sale resulted in a pretax gain of approximately $40.2 million which was recorded in the fourth quarter of 2007.

The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.  The $1.8 million original imputed discount on the REIT Notes is being accreted to “Other income (expense), net” using the interest rate method.  The REIT Notes, net of unamortized discount, are reflected as “Notes receivable from related party”.

Certain expenses related to the Deerfield Sale are expected to be paid by the REIT during the 2008 second quarter, but remain a liability of the Company, as the representative of the sellers, with an equal offsetting receivable from the REIT.  At March 30, 2008, $5.7 million of such expenses remain unpaid by the REIT.

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by further deterioration of the global credit markets and, as a result, it sold a significant portion of its agency and AAA-rated non-agency mortgage-backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities, all at a net after-tax loss of $294.3 million to the REIT.

Based on the events described above and their negative effect on the market price of the REIT common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629,368 common shares, which were received upon the conversion of the convertible preferred stock as of March 11, 2008 (as discussed below), as well as the 205,642 common shares which were distributed to us in connection with the Deerfield Sale, were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Investment income (loss), net,” of approximately $67.6 million (without tax benefit as described below) which includes approximately $11.1 million of pre-tax unrealized holding losses previously recorded on December 30, 2007 and included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders on April 4, 2008 (as discussed below).

The dislocation in the mortgage sector and current weakness in the broader financial market may adversely impact the REIT’s cash flows.  However, we received the quarterly interest payment on the REIT Notes which was due on March 31, 2008 on a timely basis.  In addition, the REIT has filed, and the SEC has declared effective, a Form S-3 registration statement through which it registered approximately $400.0 million of a combination of debt and equity securities for sale.  As of March 30, 2008, we believe that the principal amount of the REIT Notes is fully collectible.  The REIT has announced that it has maintained its status as a REIT as of March 31, 2008.  See further discussion below in “Liquidity and Capital Resources—The Deerfield Sale.”

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $0.8 million of equity in net losses of the REIT which are included in “Other income (expense), net” for the three months ended March 30, 2008 related to our investment in the 205,642 common shares of the REIT discussed above which were accounted for on the equity method through the Determination Date.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into common shares. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which included the converted convertible preferred stock, to our stockholders. This dividend was paid on April 4, 2008 to holders of record of our Class A Common Stock and our Class B Common Stock on March 29, 2008.

As of March 30, 2008, we recorded a dividend payable representing the $14.5 million value of the REIT common stock distributed to our stockholders in “Accrued expenses and other current liabilities” and an additional impairment charge from March 11, 2008 through the record date of $0.5 million. The recorded amounts were based on the closing market price of the REIT common stock as of March 28, 2008, the last business day prior to the dividend record date. As a result of the dividend, the tax loss that resulted from the decline in value of our investment is not deductible for tax purposes and no tax benefit was recorded related to this loss.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our first quarter of fiscal 2007 commenced on January 1, 2007 and ended on April 1, 2007 (the “three months ended April 1, 2007” or the “2007 first quarter”). Our first quarter of fiscal 2008 commenced on December 31, 2007 and ended on March 30, 2008 (the “three months ended March 30, 2008” or the “2008 first quarter”).  Each quarter contained 13 weeks.  Our 2007 first quarter included the results of Deerfield.  The results of Deerfield are included on a calendar quarter basis, and the impact of the different reporting basis is not considered material to our condensed consolidated financials statements.  With the exception of Deerfield as described above, all references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2007 first quarter and the 2008 first quarter.  Certain percentage changes between these quarters are considered not measurable, or not meaningful (“n/m”).

	Three Months Ended
	April 1,	March 30,	Change
	2007	2008	Amount	Percent
	(In Millions Except Restaurant Count and Percents)
Revenues:
Sales	$266.5	$281.6	$15.1	5.7%
Franchise Revenues	19.7	21.3	1.6	8.1%
Asset management and related fees	15.9	-	(15.9)	(100.0)%
	302.1	302.9	0.8	0.3%
Costs and expenses:
Cost of sales	195.0	212.9	17.9	9.2%
Cost of services	6.9	-	(6.9)	(100.0)%
Advertising	17.7	20.6	2.9	16.4%
General and administrative	57.6	44.9	(12.7)	(22.0)%
Depreciation and amortization	16.0	16.0	0.0	0.0%
Facilities relocation and corporate restructuring	0.4	0.9	0.5	n/m
Settlement of preexisting business relationships	-	(0.5)	(0.5)	n/m
	293.6	294.8	1.2	0.4%
Operating profit	8.5	8.1	(0.4)	(4.7)%
Interest expense	(15.4)	(13.5)	1.9	12.3%
Investment income (loss), net	23.1	(65.9)	(89.0)	n/m
Other income (expense), net	1.6	(4.6)	(6.2)	n/m
Income (loss) from continuing operations before income taxes and minority interests	17.8	(75.9)	(93.7)	n/m
(Provision for) benefit from income taxes	(7.4)	8.4	15.8	n/m
Minority interests in income of consolidated subsidiaries	(3.2)	-	3.2	100.0%
Income (loss) from continuing operations	7.2	(67.5)	(74.7)	n/m
Loss from disposal of discontinued operations, net of income tax benefit	(0.1)	-	0.1	100.0%
Net income (loss)	$7.1	$(67.5)	$(74.6)	n/m

Certain items as a percentage of sales:
Cost of sales	73.2%	75.6%
Gross margin (as defined in “Cost of Sales”)	26.8%	24.4%
Advertising	6.6%	7.3%

Same-store sales (Fifteen Month Method):
Company-owned restaurants	(1.4)%	(1.6)%
Franchised restaurants	(0.1)%	1.4%
Systemwide	(0.5)%	0.4%

Restaurant count:	Company-Owned	Franchised	Systemwide
Restaurant count at April 1, 2007	1,073	2,533	3,606
Opened since April 1, 2007	47	99	146
Closed since April 1, 2007	(14)	(44)	(58)
Net purchased from (sold by) franchisees since April 1, 2007	50	(50)	-
Restaurant count at March 30, 2008	1,156	2,538	3,694

Three Months Ended March 30, 2008 Compared with Three Months Ended April 1, 2007

Sales

Our sales, which were generated entirely from our Company-owned restaurants, increased $15.1 million, or 5.7%, to $281.6 million for the three months ended March 30, 2008 from $266.5 million for the three months ended April 1, 2007, primarily due to a $19.2 million increase in sales from the 83 net Company-owned restaurants we added since April 1, 2007.  Of the 50 net restaurants we acquired from franchisees, 41 are in the California market (the “California Restaurants”) and were purchased from a franchisee on January 14, 2008 (the “California Restaurant Acquisition”).  The California Restaurants generated approximately $8.2 million of sales for us during the 2008 first quarter.  The increase in sales due to the number of Company-owned restaurants added since April 1, 2007 was partially offset by a $4.1 million decrease in sales due to a 1.6% decrease in same-store sales during the 2008 first quarter (a 2.2% decrease under the Twelve Month Method). Same store sales of our Company-owned restaurants decreased principally due to lower sales volume from a decline in customer traffic as a result of (1) decreases in many consumers’ discretionary income due to factors such as high fuel and food prices and the continuing softening of the economy, including the real estate market, (2) competitive price discounting and (3) winter weather conditions which caused more temporary store closings in certain regions of the country where we have a large number of stores during the 2008 first quarter as compared to the 2007 first quarter.  These negative factors were partially offset by the effect of selective price increases that were implemented subsequent to the 2007 first quarter.  Same-store sales of our franchised restaurants grew 1.4% (a 1.2% increase under the Twelve Month Method) due primarily to (1) the use of incremental national media advertising initiatives in the 2008 first quarter which had a greater positive affect on franchised restaurants than Company-owned restaurants due to the increased exposure in many franchise markets as compared with the Company-owned restaurants’ markets and (2) the continued implementation of operational best practices in areas such as advertising and training at our franchised restaurants.  These positive impacts on same-store sales of franchised restaurants helped offset their declines in customer traffic.

We anticipate that certain of the negative factors described above, which affected our 2008 first quarter same-store sales, will continue to impact our customer traffic for the remainder of the 2008 fiscal year.  However, we anticipate the use of (1) a planned significant increase in national advertising, (2) a strong product and promotional calendar for the rest of the year including new products and improvements to existing products which will be offered in conjunction with value promotions and (3) a planned shift in our advertising approach that will be introduced during the second quarter to focus on the unique qualities and benefits of our food will partially offset those negative factors.  We also anticipate sales will be positively impacted by an increase in the number of Company-owned restaurants. We presently plan to open approximately 40 new Company-owned restaurants during the remainder of 2008.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 28 restaurant leases that are scheduled for renewal or expiration during the remainder of 2008.  We currently anticipate the renewal or extension of all but approximately 5 of those leases.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, increased $1.6 million, or 8.1%, to $21.2 million for the three months ended March 30, 2008 from $19.7 million for the three months ended April 1, 2007.  Excluding $0.5 million of rental income from properties leased to franchisees that is included in franchise revenues for the three months ended March 30, 2008, franchise revenues increased $1.0 million reflecting (1) higher royalties of $0.7 million from the net franchised restaurants we have opened since April 1, 2007 as detailed in the table above (including a reduction of approximately $0.3 million as a result of the California Restaurant Acquisition) and (2) a $0.3 million increase due to a 1.4% increase in same-store sales of the franchised restaurants in the 2008 first quarter (a 1.2% increase under the Twelve Month Method).

We expect that our franchise revenues will be affected for the remainder of 2008 by (1) the various factors described above under “Sales,” (2) the continued benefit our franchisees are expected to receive from our national advertising initiatives and (3) net new restaurant openings by our franchisees.

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, we no longer have any revenue from asset management and related fees.

Cost of Sales

    Our cost of sales resulted entirely from the Company-owned restaurants.  Cost of sales increased and resulted in a decrease in gross margin to 24.4%, for the three months ended March 30, 2008 from a gross margin of 26.8%, for the three months ended April 1, 2007. We define gross margin as the difference between sales and cost of sales divided by sales. Gross margin was negatively impacted by the effects of (1) increases in our cost of beef and other menu items, (2) increased costs under new distribution contracts that became effective in the second quarter of 2007 which also include continuing increases from higher fuel costs, (3) increased utilities costs as a result of higher fuel costs and increased energy usage due to new equipment related to our major 2007 new product offering, (4) the expiration of favorable commodity contracts and (5) increased labor costs due to the Federal and state minimum wage increases subsequent to the first quarter of 2007. These negative factors were partially offset by the effect of selective price increases discussed under “Sales” above.

We anticipate that our gross margin for the remainder of 2008 will be lower than that for the comparable periods in 2007 as a result of the negative effects of (1) the full year effect of the cost increases from the distribution contracts entered into during the second quarter of 2007, (2) the rising cost of commodities, in part, since the expiration of favorable commodity supply contracts, (3) legislation which will result in additional increases in Federal and state minimum wages and (4) an increase in the number of value-oriented menu offerings during the remainder of 2008 compared to the same period in 2007.  We expect these negative factors will be partially offset by the favorable impact of (1) the full year effect on our sales of the selective price increases that were implemented subsequent to the first quarter of 2007 and (2) changes in our products.

Cost of Services

As a result of the Deerfield Sale, we no longer incur any cost of services.  For the three months ended April 1, 2007, our cost of services resulted entirely from the management of CDOs and Funds by Deerfield.

Advertising

Our advertising consists of local and national media, direct mail and outdoor advertising as well as point of sale materials and local restaurant marketing.  These expenses increased to 7.3% of sales for the three months ended March 30, 2008 from 6.6% of sales for the three months ended April 1, 2007 primarily due to additional national media advertising in the 2008 first quarter compared to the 2007 first quarter.  Despite the increase in the 2008 first quarter and a planned increase in national media events for the remainder of the year, we expect advertising costs as a percentage of sales on a full year basis to remain relatively flat compared to 2007.

General and Administrative

Our general and administrative expenses decreased $12.7 million, or 22.0%, principally due to (1) an $8.8 million decrease in corporate general and administrative expenses as a result of the effects of the Corporate Restructuring and (2) a $6.1 million decrease in general and administrative expenses incurred in the 2007 first quarter at our former asset management segment.  These decreases were partially offset by (1) a $1.4 million increase in our corporate aircraft costs, including a $1.0 million increase in aircraft maintenance costs primarily related to certain engine maintenance, the timing of which is mandated by the Federal Aviation Administration and is based on the manufacturer’s suggested maintenance schedule and (2) a $0.5 million charitable contribution in the first quarter of 2008 to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which we have non-controlling representation on the board of directors, which contribution for 2007 was made in the second quarter of that fiscal year.

We expect that our general and administrative expenses will be lower during the remainder of 2008 as compared to the same period in 2007 as a result of the completion of the Corporate Restructuring and the Deerfield Sale.

Depreciation and Amortization

Our depreciation and amortization remained relatively unchanged, principally reflecting a $1.4 million increase related to the property and equipment for the 83 net Company-owned restaurants added since April 1, 2007, offset by $1.3 million of depreciation and amortization expenses incurred in the 2007 first quarter at our former asset management segment.

We expect our depreciation and amortization expense for the remainder of 2008 as compared to the same period in 2007 to increase due to the addition of property and equipment for new restaurants, and to be partially offset by a decrease in depreciation and amortization expense as we no longer operate in the asset management segment as a result of the Deerfield Sale.

Facilities Relocation and Corporate Restructuring

The charge of $0.9 million during the 2008 first quarter consisted principally of general corporate charges of $0.8 million related to severance for the New York headquarters’ employees who continued to provide services as employees during the first quarter as a part of the Corporate Restructuring.   The remaining $0.1 million charge for the 2008 first quarter and the charge of $0.4 million in the 2007 first quarter consisted of changes in the estimated carrying costs for real estate purchased under the terms of the employee relocation agreements entered into as part of our acquisition of RTM Restaurant Group (“RTM”) in July 2005 (the “RTM Acquisition”).

We do not currently expect to incur additional charges with respect to the Corporate Restructuring during the remainder of 2008.

Settlement of Preexisting Business Relationships

Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to evaluate and account for separately any preexisting business relationships between the parties to a business combination.  Under this accounting guidance, certain of the leases acquired in the California Restaurant Acquisition with fair market rentals which are different than the stated lease rental amounts were required to be valued as a part of the purchase price adjustment and which resulted in a $1.2 million net gain.  In addition, we are required to record as an expense and exclude from the purchase price of acquired restaurants the value of any franchise agreements that is attributable to royalty rates below the current 4% royalty rate that we receive on new franchise agreements.  The amount of the settlement losses represents the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreement. As a result, we recorded a $0.7 million loss related to the settlement of unfavorable franchise rights for certain of the franchised restaurants we acquired in two separate transactions during the 2008 first quarter.

Interest Expense

Interest expense decreased $1.9 million, or 12.3%, principally reflecting a $1.1 million reversal in the 2008 first quarter of a portion of our interest accrued under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) relating to a tax position that was settled for less than we previously anticipated.

Investment Income (Loss), Net

The following table summarizes and compares the major components of investment income (loss), net:

	Three Months Ended
	April 1,	March 30,
	2007	2008	Change
	(In Millions)

Other than temporary losses	$(0.7)	$(68.1)	$(67.4)
Recognized net gains	21.1	1.7	(19.4)
Interest income	2.5	0.5	(2.0)
Distributions, including dividends	0.3	0.5	0.2
Other	(0.1)	(0.5)	(0.4)
	$23.1	$(65.9)	$(89.0)

•
For the first quarter of 2008, the other than temporary losses related entirely to the decline in value of our common stock investment in the REIT discussed above under “Introduction and Executive Overview.”

•
Our $19.4 million decrease in our recognized net gains is principally due to a $14.3 million decrease in gains realized on the sales of our available-for-sale securities, including a $12.8 million gain on one specific security we sold in the 2007 first quarter, and a $5.3 million decrease in recognized gains on derivatives.

•
Our interest income decreased $2.0 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the assets used in connection with the Corporate Restructuring and the assets sold in connection with the Deerfield Sale.

All recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments.  Any other than temporary unrealized losses of our remaining investments are dependent upon the underlying economics and/or volatility in their value as available-for-sale securities and cost method investments and may or may not recur in future periods.

As of March 30, 2008, we had unrealized holding gains and (losses) on available-for-sale marketable securities of $7.0 million and ($3.4) million, respectively, before income taxes and minority interests included in “Accumulated other comprehensive loss.”  Our evaluations of the unrealized losses have determined that these losses are not other than temporary.  Should we decide to sell any of these investments with unrealized gains or losses, or if any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize their effect on the related investments at that time.

Other Income (Expense), Net

	Three Months Ended
	April 1,	March 30,
	2007	2008	Change
	(In Millions)

Deferred cost write-off	$(0.2)	$(5.1)	$(4.9)
Interest income other than on investments	0.2	1.3	1.1
Equity in net earnings (losses) of investees	0.9	(0.7)	(1.6)
Other	0.7	(0.1)	(0.8)
	$1.6	$(4.6)	$(6.2)

•	The write off of deferred costs in the 2008 first quarter related to a financing alternative that is no longer being pursued.
•	Our interest income other than on investments increased primarily due to the interest payment on the REIT Notes.
•
Our equity in net earnings in the REIT’s operations decreased from income of $0.6 million for the three months ended April 1, 2007 to a loss of $0.7 million for the three months ended March 30, 2008.  In addition, during the first quarter of 2007 we recorded $0.3 million equity in the earnings of Encore Capital Group, Inc. (“Encore”), a former investee of ours, which we no longer account for under the equity method subsequent to May 10, 2007, the date of the sale of substantially all of our investment.

(Provision For) Benefit From Income Taxes

The effective tax rate for the first quarter of 2008 was 11%, compared to 42% in the first quarter of 2007.  The difference between the 35% statutory expected benefit in 2008 and the effective tax benefit is principally the result of a tax loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described above in “Introduction and Executive Overview—The Deerfield Sale.”

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries decreased $3.2 million primarily as a result of the effects of the Deerfield Sale on our Deerfield minority interest.

Net Income (Loss)

Our net income (loss) declined $74.6 million to a loss of $67.5 million in the 2008 first quarter from income of $7.1 million in the 2007 first quarter.  This decline is attributed principally to the after tax effect of our other than temporary loss on our investment in the REIT of $68.1 million and a $5.1 million write-off of deferred costs related to a financing alternative that is no longer being pursued.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended March 30, 2008

Cash and cash equivalents (“Cash”) totaled $59.0 million at March 30, 2008 compared to $78.1 million at December 30, 2007.  For the three months ended March 30, 2008, net cash provided by operating activities totaled $16.9 million, which includes the following significant items:

•	Our net loss of $67.5 million;
•	Net non-cash operating investment adjustments of $66.4 million which offset our net loss principally reflecting our other than temporary losses in our investment in the common stock of the REIT;
•	Depreciation and amortization of $16.0 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $11.5 million;
•	Our deferred income tax benefit of $8.5 million;
•	A $5.1 million write-off of deferred costs related to a financing alternative that is no longer being pursued and
•
A decrease in operating assets and liabilities of $7.2 million principally reflecting a $10.9 million decrease in accounts payable, accrued expenses and other current liabilities due primarily to the payment of bonuses and severance paid in connection with the Corporate Restructuring.

We expect positive cash flows from continuing operating activities during the remainder of 2008.

For the three months ended March 30, 2008, in addition to the cash provided by operating activities, we had the following significant sources and uses of cash:

•	Proceeds from the issuance of long-term debt totaling $4.1 million primarily related to new sale-leaseback obligations;
•	Cash capital expenditures totaling $16.8 million principally related to the construction of new restaurants and the remodeling of existing restaurants;
•	Cash paid for business acquisitions totaling $9.5 million, including $7.9 million for the California Restaurant Acquisition;
•	Repayments of long-term debt totaling $4.4 million and
•	Payments of cash dividends totaling $8.0 million.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was a deficiency of $57.2 million at March 30, 2008, reflecting a current ratio, which equals current assets divided by current liabilities, of 0.7:1.  The working capital deficit at March 30, 2008 increased $20.3 million from a deficit of $36.9 million at December 30, 2007, primarily due to the $11.6 million cost of business acquisitions, exclusive of working capital items, and $8.0 million in dividend payments.

Our total capitalization at March 30, 2008 was $1,118.2 million, consisting of stockholders’ equity of $363.6 million and long-term debt of $754.6 million, including current portion.  Our total capitalization at March 30, 2008 decreased $70.0 million from $1,188.2 million at December 30, 2007 principally reflecting:

•	Cash dividends paid of $8.0 million and the non-cash stock dividend to holders of record on March 29, 2008 of the REIT shares with a carrying value of $14.5 million;
•	Net loss of $67.5 million, including the $68.1 million recognized other than temporary loss on our common stock investment in the REIT which is not deductible for tax purposes;
•
The components of “Accumulated other comprehensive loss” that bypass net income of $3.1 million principally reflecting the reclassification of approximately $11.1 million of pre-tax unrealized holding losses previously recorded in the fourth quarter of 2007 from accumulated other comprehensive loss to “Investment income (loss), net,” as part of our recognized other than temporary loss on our investment in the REIT.  This reclassification was partially offset by $3.9 million and $1.9 million of unrealized holding losses arising during the 2008 first quarter on our available-for-sale securities and cash flow hedges, respectively and

•	A $15.2 million net increase in long-term debt, including current portion, which includes $6.1 million of outstanding debt assumed as part of the California Restaurant Acquisition.

Long-term Debt

We have the following obligations outstanding as of March 30, 2008:

•
Credit agreement—We have a credit agreement (the “Credit Agreement”) that includes a senior secured term loan facility (the “Term Loan”) with a remaining principal balance of $553.5 million as of March 30, 2008 which expires on July 25, 2012 and a senior secured revolving credit facility (the “Revolver”) of $100.0 million, which expires on July 25, 2011 and under which there were no borrowings as of March 30, 2008.  The availability under the Revolver as of March 30, 2008 was $92.5 million, which is net of $7.5 million of outstanding letters of credit.  The Term Loan requires prepayments of principal amounts resulting from certain events and, on an annual basis, from excess cash flow of the restaurant business as determined under the Credit Agreement (the “Excess Cash Flow Payment”). The Excess Cash Flow Payment for fiscal 2007 of approximately $10.4 million is due in the second quarter of 2008.

•	Sale-leaseback obligations—We have $111.6 million of sale-leaseback obligations outstanding as of March 30, 2008 which are due through 2028.

•	Capitalized lease obligations—We have $78.2 million of capitalized lease obligations outstanding as of March 30, 2008 which are due through 2036.

•	California Restaurant Acquisition notes—We have $6.1 million of notes payable assumed as part of the California Restaurant Acquisition outstanding as of March 30, 2008 which are due through 2014.

•	Secured bank term loan—We have a secured bank term loan payable in the third quarter of 2008 in the amount of $1.3 million which is outstanding as of March 30, 2008.

•	Leasehold notes—We have $1.8 million of leasehold notes outstanding as of March 30, 2008 which are due through 2018.

•
Convertible notes—We have $2.1 million of Convertible Notes outstanding as of March 30, 2008 which do not have any scheduled principal repayments prior to 2023 and are convertible into 53,000 shares of our class A common stock and 107,000 shares of our class B common stock, as adjusted due to the recently declared dividend of the REIT common stock to our stockholders.  The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

Treasury Stock Purchases

Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A and class B common stock.  Under this program, we did not make any treasury stock purchases during the 2008 first quarter, and we are unable to determine whether we will repurchase any shares under this program in the future.

Sources and Uses of Cash for the Remainder of 2008

Our anticipated consolidated cash requirements for continuing operations for the remainder of 2008, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $40.3 million, which includes approximately $12.5 million of cash capital commitments;
•	Regular quarterly cash dividends aggregating approximately $24.1 million discussed below;
•
Scheduled debt principal repayments aggregating $20.6 million, which includes $15.1 million for the Term Loan, including the Excess Cash Flow Payment, $1.8 million for sale-leaseback obligations, $1.6 million for capitalized lease obligations, $1.3 million for the secured bank term loan, $0.7 for the California Restaurant Acquisition notes and $0.1 million for leasehold notes;

•	Payments of approximately $9.4 million related to our facilities relocation and corporate restructuring accruals;
•	The costs of any potential business acquisitions, including costs related to the proposed merger with Wendy’s;
•	Any additional prepayments under our Credit Agreement and
•	A maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and class B common stock for treasury under our current stock repurchase program as discussed above.

We anticipate meeting all of these requirements through the following sources of cash:

•	Our cash and cash equivalents and short-term investments of approximately $61.0 million;
•	Cash flows from continuing operating activities;
•	Available borrowings under our revolving credit facility discussed above;
•
A $30.0 million conditional funding commitment for sale-leaseback financing, of which $28.5 million was available as of March 30, 2008, from a real estate finance company for development and operation of Arby’s restaurants which is cancellable on 60 days notice and expires on July 31, 2008 and

•
Proceeds from sales, if any, of up to $2.0 billion of our securities under a universal shelf registration statement.  This universal shelf registration statement allows the possible future offer and sale, from time to time, of up to $2.0 billion of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities.  Unless otherwise described in the applicable prospectus supplement relating to any offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt.  We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Revolving Credit Facilities

In addition to the $100.0 million revolving credit facility and the $30.0 million conditional funding commitment for sale-leaseback obligations mentioned above, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, but with respect to which we are deemed to be the primary beneficiary under GAAP, has a $3.5 million line of credit.

Debt Covenants

Our Credit Agreement contains various covenants, as amended during 2007, the most restrictive of which requires (1) periodic financial reporting and (2) meeting certain leverage and interest coverage ratio tests and restricts, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends by ARG indirectly to Triarc.  We were in compliance with all of these covenants as of March 30, 2008 and we expect to remain in compliance with all of these covenants through the remainder of 2008.  As of March 30, 2008 there was $4.4 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities or of individual restaurants, which in many cases has not been prepared or reported.  We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant business for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of March 30, 2008, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  None of the lessors has asserted that we are in default of any of those lease agreements.  We do not believe that this non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations

There were no material changes to our contractual obligations since December 30, 2007, as disclosed in Item 7 of our 2007 Form 10-K.

Guarantees and Commitments

There were no material changes to our guarantees and commitments since December 30, 2007, as disclosed in Item 7 of our 2007 Form 10-K.

Dividends

On March 14, 2008, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A common stock and Class B common stock, respectively, aggregating $8.0 million.  We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  If we pay regular quarterly cash dividends for the remainder of 2008 at the same rate as paid in our 2008 first quarter and do not pay any special cash dividends, our total cash requirement for dividends for the remainder of 2008 would be approximately $24.1 million based on the number of our class A and class B common shares outstanding at April 30, 2008.

As previously discussed, on March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into common shares. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which included the now converted convertible preferred stock, to our stockholders. This dividend was paid on April 4, 2008 to holders of record of our Class A Common Stock and our Class B Common Stock on March 29, 2008. As of March 30, 2008, we recorded the $14.5 million value of the REIT common stock distributed to our stockholders in “Accrued expenses and other liabilities.”

The Deerfield Sale

As further described above under “Introduction and Executive Overview—The Deerfield Sale”, on December 21, 2007, we completed the Deerfield Sale and a portion of the proceeds, all of which were non-cash, included the REIT Notes.  The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 5% through December 31, 2009, increase 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by further deterioration of the global credit markets, and as a result, it sold a significant portion of its agency and AAA-rated non-agency mortgage-backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities, all at a net after-tax loss of $294.3 million to the REIT.

The dislocation in the mortgage sector and current weakness in the broader financial market may adversely impact the REIT’s cash flows.  However, we received the quarterly interest payment on the REIT Notes which was due on March 31, 2008 on a timely basis.  In addition, the REIT has filed, and the SEC has declared effective, a Form S-3 registration statement through which it registered approximately $400.0 million of a combination of debt and equity securities for sale.  As of March 30, 2008, we believe that the principal amount of the REIT Notes is fully collectible.  The REIT has announced that it has maintained its status as a REIT as of March 31, 2008.

Income Taxes

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

Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and are awaiting FDEP's response.  Nonetheless, based on amounts spent prior to 2007 of $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy's, its directors, Triarc and Trian Partners in the Franklin County, Ohio Court of Common Pleas. The complaint alleges breach of fiduciary duties arising out of the approval of the Merger Agreement on April 23, 2008. The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the Merger, other equitable relief, attorneys fees and other relief as the court deems proper and just. Triarc believes that the above proceeding is without merit and intends to vigorously defend it. While Triarc does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on financial results or condition or a delay in the consummation of the Merger Agreement.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.9 million as of March 30, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Seasonality

Our continuing operations are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired regardless of the percentage being acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs and (3) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008 and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of minority interests from a liability to a component of stockholders’ equity in our historical consolidated financial statements beginning in our 2009 fiscal year.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions.  The impact will depend upon the nature and terms of such future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"),  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, financial performance and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This “Quantitative and Qualitative Disclosures about Market Risk” has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).  Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk and our foreign currency risk.

Certain statements we make under this Item 3 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.  We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk, with the exception of the reduction in our equity market risk related to our investments in Deerfield Capital Corp, (“DFR” or the “REIT”), or foreign currency risk during the three months ended March 30, 2008.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows.  We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows.  As of March 30, 2008 our long-term debt, including current portion, aggregated $754.6 million and consisted of $554.8 million of variable-rate debt, $189.8 million of capitalized lease and sale-leaseback obligations, and $10.0 million of fixed-rate debt.  Our variable interest rate debt includes $553.5 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2012.  The term loan bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) (2.71% at March 30, 2008) plus 2.25%.  In connection with the terms of the related credit agreement, we have three interest rate swap agreements that fix the LIBOR component of the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount until September 30, 2008, October 30, 2008 and October 30, 2008, respectively.  The expiration of these interest rate swap agreements during 2008 could have a material impact on our interest expense; however, we cannot determine any potential impact at this time because it is dependent on (1) our potential entry into future swap agreements and (2) the direction and magnitude of any changes in the variable interest rate environment.  The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income or loss component of stockholders’ equity to the extent of the effectiveness of these hedges.  There was no ineffectiveness from these hedges through March 30, 2008.  If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations.  In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $1.3 million principal amount was outstanding as of March 30, 2008, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.  See below for a discussion of how we manage this risk.

Overall Market Risk

Our overall market risk as of March 30, 2008 includes the investments which we received in late fiscal 2007 in connection with the sale (the “Deerfield Sale”) of our majority capital interest in Deerfield & Company, LLC (“Deerfield”), our former asset management business, discussed below as well as the investments in accounts (the “Equities Account”) that are managed by a management company formed by certain former executives, (the “Management Company”).

At March 30, 2008, as a result of the Deerfield Sale and the conversion of the preferred stock we received into common stock on March 11, 2008, we held approximately 9,835,010 shares of common stock of the REIT with a carrying value of approximately $14.5 million and approximately $46.3 million in senior secured notes of the REIT, (“REIT Notes”).  On March 11, 2008, our Board of Directors approved the distribution of the common stock of the REIT to our stockholders. This dividend was paid on April 4, 2008 to holders of record of our class A common stock (the “Class A Common Stock”) and our class B common stock (the “Class B Common Stock”) on March 29, 2008.  Therefore, after April 4, 2008, we do not have any continuing investment in the common stock of the REIT.

The collection of the REIT Notes and related interest are dependent on the cash flow of the REIT. As the REIT disclosed during the first quarter of 2008, it repositioned its investment portfolio to focus on agency-only residential mortgage backed securities and to its asset management segment with its fee-based revenue streams. We are unable to determine the effect that these changes or the dislocation in the mortgage sector and the current weaknesses in the broader financial market will have on the REIT’s cash flows. We received the quarterly interest payment on the REIT Note which was due on March 31, 2008 on a timely basis.  In addition, the REIT has filed, and the SEC has declared effective, a Form S-3 registration statement through which it registered approximately $400.0 million of a combination of debt and equity securities for sale.  As of March 30, 2008, we believe that the principal amount of the REIT Notes is fully collectible.  The REIT has announced that it has maintained its status as a REIT as of March 31, 2008.

Our Equities Account investments are primarily in underperforming companies which the Management Company believes are undervalued and provide opportunity for increases in fair value.  Additionally, the Management Company may sell short certain securities which it believes are overvalued. In order to partially mitigate the exposure of the portfolio to market risk, the Management Company employs a hedging program which utilizes a put option on a market index.  In December 2005 we invested $75.0 million in the Equities Account, and in April 2007, as part of the agreements with the former executives, we entered into an agreement under which (1) the Management Company will continue to manage the Equities Account until at least December 31, 2010, (2) we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (3) beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments.  The Equities Account is invested principally in the equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $97.5 million as of March 30, 2008, consisting of $16.1 million in restricted cash, $83.6 million in investments, $0.5 million in investment-related receivables (included in “Deferred costs and other assets”), less $2.7 million in liability positions related to investments (included in “Other liabilities”) which includes securities sold with an obligation to purchase and derivatives in a liability position. As of March 30, 2008, the derivatives held in our Equities Account investment portfolio consisted of (1) a put option on a market index, (2) a total return swap on an equity security, and (3) put and call option combinations on equity securities. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

We maintain investment holdings of various issuers, types and maturities.  As of March 30, 2008 these investments were classified in our condensed consolidated balance sheet as follows (in millions):

Investment assets:
Cash equivalents included in “Cash and cash equivalents”	$39.6
Short-term investments	16.5
Investment settlement receivable	0.1
Non-current restricted cash equivalents	18.1
Non-current investments	97.5
$171.8
Investment liabilities included in “Other liabilities”:
Security sold with an obligation to purchase	$1.1
Derivatives in liability positions	1.5
Derivative sold with an obligation to purchase	0.1
$2.7

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund money market and bank money market accounts and cash in interest-bearing brokerage and bank accounts with a stable value, $18.1 million of which were restricted as of March 30, 2008.

At March 30, 2008 our investments were classified in the following general types or categories (in millions):

		At Fair Value (a)	Carrying Value
Type	At Cost	(b)	Amount	Percent

Cash equivalents and investment asset positions:
Cash equivalents	$39.6	$39.6	$39.6	23.1%
Non-current restricted cash equivalents	18.1	18.1	18.1	10.6%
Investment settlement receivable	0.1	0.1	0.1	-%
Current and non-current investments accounted for as available-for-sale securities	85.6	89.3	89.3	52.0%
Other non-current investments in investment limited partnerships accounted for at cost	2.3	2.5	2.3	1.3%
Other non-current investments accounted for at:
Cost	11.9	17.5	11.9	6.9%
Fair value	6.9	10.5	10.5	6.1%
	$164.5	$177.6	$171.8	100.0%

Investment liability positions:
Security sold with an obligation to purchase	$1.2	$1.1	$1.1	40.7%
Derivatives in liability positions	-	1.5	1.5	55.6%
Derivative sold with an obligation to purchase	0.1	0.1	0.1	3.7%
	$1.3	$2.7	$2.7	100.0%

(a)     There can be no assurance that we would be able to sell certain of these investments at these amounts.
(b)
Includes $16.1 million of restricted cash equivalents, $72.8 million of non-current available-for-sale securities, $10.5 million of non-current investment derivatives, $0.3 million of non-current cost investments less $1.2 million of securities sold with an obligation to purchase and $1.5 million of derivatives in non-current liability positions that are being managed in the Equities Account by the Management Company until at least December 31, 2010.

Our marketable securities are reported at fair market value and are classified and accounted for as “available-for-sale” or “trading securities” with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or loss, or as a component of net income or loss, respectively.  At March 30, 2008, we do not hold any investments classified as trading securities.  Investment limited partnerships and other non-current investments in which we do not have significant influence over the investees are accounted for at cost.  Unrealized holding gains or losses, net of income taxes, for derivatives and securities sold with an obligation to purchase (“short-sales”) are reported as a component of net income or loss.  Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees.  We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.  The cost-basis component of investments reflected in the tables above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.  Through March 11, 2008, we accounted for our investment in 205,642 shares received in connection with the Deerfield Sale on the equity method. As of that date, based on a declaration by our Board of Directors of a dividend to our stockholders which included all our common stock holdings of the REIT, those shares became available-for-sale securities.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at March 30, 2008 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.  As of March 30, 2008, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into for other than trading purposes.

	Carrying	Interest	Equity	Foreign
	Value	Rate Risk	Price Risk	Currency Risk
Cash equivalents	$39.6	$-	$-	$-
Restricted cash equivalents – non-current	18.1	-	-	-
Available-for-sale securities:
Equities Account – restricted	72.8	-	(7.3)	-
REIT common stock	14.5	-	-	-
Other	2.1	-	(0.2)	-
Investment in Jurlique	8.5	-	(0.9)	(0.9)
Investment derivatives in the Equities Account:
Put option on market index	10.5	-	(6.4)	-
Total return swap on an equity security	-	-	(0.1)	-
Other investments	5.6	-	(0.5)	-
REIT Notes	46.3	(0.5)	-	-
Interest rate swaps in a liability position	(2.1)	(0.8)	-	-
Security sold with an obligation to purchase	(1.1)	-	(0.1)	-
Investment derivatives in the Equities Account in liability positions:
Put and call option combinations on equity securities	(0.5)	-	(0.7)	-
Total return swap on an equity security	(1.0)	-	(2.4)	(0.1)
Put option on equity security sold with an obligation to purchase	(0.1)	-	(0.1)	-
Long-term debt, excluding capitalized lease and
sale-leaseback obligations	(564.8)	(19.7)	-	-

The sensitivity analysis of financial instruments held at March 30, 2008 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at March 30, 2008 and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the table above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

In addition, we have not included any equity risk in the 9,835,010 shares of common stock of the REIT with a carrying value of approximately $14.5 million as they were distributed to our stockholders as a stock dividend on April 4, 2008 with its carrying value based on the March 29, 2008 record date. Finally, we have not included the potential effect of the credit risk associated with the collectability of the REIT Notes, which is dependent on the cash flow of the REIT as we believe that the principal amount of the REIT Notes is fully collectible.

Our cash equivalents and restricted cash equivalents included $39.6 million and $18.1 million, respectively, as of March 30, 2008 of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of March 30, 2008, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $554.8 million of variable-rate long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations.  Our variable-rate long-term debt outstanding as of March 30, 2008 had a weighted average remaining maturity of approximately four years.  However, as discussed above under “Interest Rate Risk,” we have four interest rate swap agreements, one with an embedded written call option, on a portion of our variable-rate debt.  The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements decrease.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and on our financial position. We only have $10.0 million of fixed-rate debt as of March 30, 2008, for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

For investments held since December 30, 2007 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, included in “Other investments” in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities was unchanged since that date as more current information was not readily available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk.

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

Part II.                      OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively “Triarc” or the “Company”), and those statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, and including any statements regarding expectations with respect to synergies, efficiencies, overhead savings, costs and charges and capitalization and anticipated financial impacts of the merger with Wendy’s and related transactions; approval of the Wendy’s merger transaction and related transactions by stockholders; the satisfaction of the closing conditions to the merger transaction and related transactions; and the timing of the completion of the merger transaction and related transactions, are forward-looking statements within the meaning of the Reform Act.  Our forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures and the potential impact of competitors’ new units on sales by Arby’s® restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	development costs, including real estate and construction costs;

•
changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu,” and changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•
certain factors affecting our franchisees, including the business and financial viability of key franchisees, the timely payment of such franchisees’ obligations due to us, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development;

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

•
the impact of general economic conditions on consumer spending, including a slower consumer economy particularly in geographic regions that contain a high concentration of Arby’s restaurants and the effects of war or terrorist activities;

•	the impact of our continuing investment in DFR following our corporate restructuring;

•	the possibility that the merger with Wendy’s does not close, including due to the failure to receive required stockholder or regulatory approvals, or the failure of other closing conditions; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and are awaiting FDEP’s response.  Nonetheless, based on amounts spent prior to 2007 of approximately $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, Triarc and Trian Partners in the Franklin County, Ohio Court of Common Pleas.  The complaint alleges breach of fiduciary duties arising out of the approval on April 23, 2008 of our merger agreement with Wendy’s.  The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger, other equitable relief, attorneys’ fees and other relief as the court deems proper and just.  Triarc believes that this proceeding is without merit and intends to vigorously defend it.  While Triarc does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur.  Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on financial results or condition or a delay in the consummation of the merger agreement.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The following risk factors have been added since we filed our Form 10-K:

Risks Relating to the Proposed Merger with Wendy’s International, Inc.

Uncertainty about the merger and diversion of management attention could harm us or the combined company, whether or not the merger is completed.

In response to the announcement of the merger, current and prospective employees could experience uncertainty about their future with us or the combined company.  These uncertainties may impair our ability to retain, recruit or motivate key personnel.  Completion of the merger will also require a significant amount of time and attention from our management.  The diversion of management attention away from ongoing operations could adversely affect our relationships with suppliers and customers.

Failure to complete the merger could adversely affect the Company and the market price of our common stock.

Completion of the proposed merger with Wendy’s is subject to approval by our and Wendy’s stockholders, as well as to regulatory approvals and other customary closing conditions.  Should the acquisition not be completed for any reason, we may be subject to a number of risks, including the following:

•	We may incur substantial acquisition-related costs, which may become payable whether or not the acquisition is successfully completed;

•	Our focus on the proposed acquisition may have prevented us from giving adequate consideration to alternative strategic opportunities; and

•	The market price of our common stock may fall, if the current market price reflects the assumption that the acquisition will be successfully completed.

The results of the proposed merger, should it be completed, may not meet management’s and investors’ expectations.

The completion of the merger with Wendy’s may have a negative impact on the Company:

•	The integration of Wendy’s may require a greater amount of resources than anticipated, which could negatively affect our operations; and

•	The realization to the Company of the full benefits of the acquisition may take place later than anticipated by the Company and the market, or not at all.

The following risk factor has been updated since we filed our Form 10-K:

Other Risks

The value of our interest in DFR is subject to risks related to that business.

At March 30, 2008, we continue to hold approximately $48 million principal amount of senior secured notes of DFR that we received in the Deerfield Sale.  DFR is a diversified financial company that invests in real estate investments, primarily mortgage-backed securities, as well as corporate investments.  At March 30, 2008, the aggregate carrying value of our investment in DFR was approximately $46.3 million.  If the senior secured notes should decline in value other than on a temporary basis, then in the reporting period in which it is determined that the decline is other than temporary, all or a portion of the decline would be required to be recognized in our statement of operations.  Payments to us of principal and interest under the senior secured notes, which mature in December 2012, are dependent on the cash flow of DFR.  DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt.  Among the factors that may adversely affect DFR’s ability to make payments under the senior secured notes are the current weakness in the mortgage sector in particular and the broader financial markets in general.  This weakness could adversely affect DFR and one or more of its lenders, which could result in increases in their borrowing costs, reductions in their liquidity and reductions in the value of the investments in their portfolio, all of which could reduce DFR’s cash flow and adversely affect its ability to make payments to us under the senior secured notes.  Such a condition could result in an impairment charge by us or a provision by us for uncollectible notes receivable which could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first fiscal quarter of 2008:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
December 31, 2007 through January 27, 2008	---	---	---	$50,000,000
January 28, 2008 through February 24, 2008	---	---	---	$50,000,000
February 25, 2008 through March 30, 2008	11,871 Class B(2)	$7.35	---	$50,000,000
Total	11,871 Class B	$7.35	---	$50,000,000

(1)
As publicly announced on June 5, 2007, our then existing $50 million stock repurchase program expired on June 30, 2007, and on July 1, 2007, a new stock repurchase program became effective pursuant to which we may repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock, Series 1 during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warrant and to the extent legally permissible.  No transactions were effected under our stock repurchase program during the first fiscal quarter of 2008.

(2)
Reflects 8,333 shares of Class B Common Stock, Series 1, forfeited under a restricted stock award granted to our CEO in accordance with the terms of his employment agreement and 3,538 shares tendered as payment of the statutory minimum withholding taxes under the Company’s Amended and Restated Equity Participation Plans for vested restricted shares.  The shares were valued at the closing price of our Class B Common Stock, Series 1, on the respective dates of activity.

Item 6.  Exhibits.

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

2.2
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 1-2207).

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

10.1
Voting Agreement, dated as of April 23, 2008, by and among Triarc Companies, Inc., Nelson Peltz and Peter W. May, incorporated by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 1-2207).

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

TRIARC COMPANIES, INC. (Registrant)
Date: May 9, 2008	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 9, 2008	By: /s/ Steven B. Graham
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

2.2
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 1-2207).

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

10.1
Voting Agreement, dated as of April 23, 2008, by and among Triarc Companies, Inc., Nelson Peltz and Peter W. May, incorporated by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 1-2207).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
_______________________
*	Filed herewith.