Form 10-Q
period 2008-08-05
TRIARC COMPANIES INC
filed 2008-08-05
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes  [  ]         No   [X]

There were 28,952,771 shares of the registrant’s Class A Common Stock and 64,081,445 shares of the registrant’s Class B Common Stock outstanding as of July 31, 2008.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	June 29,
	2007(A)	2008
		(Unaudited)
	(In Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$78,116	$19,093
Short-term investments	2,608	2,349
Accounts and notes receivable	27,610	27,892
Inventories	11,067	10,694
Deferred income tax benefit	24,921	20,487
Prepaid expenses and other current assets	25,932	17,569
Total current assets	170,254	98,084
Restricted cash equivalents	45,295	4,075
Notes receivable from related party	46,219	46,397
Investments	141,909	101,853
Properties	504,874	528,194
Goodwill	468,778	477,299
Other intangible assets	45,318	49,587
Deferred income tax benefit	4,050	21,703
Deferred costs and other assets	27,870	28,743
	$1,454,567	$1,355,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$27,802	$15,355
Accounts payable	54,297	48,225
Accrued expenses and other current liabilities	117,785	109,069
Current liabilities related to discontinued operations	7,279	7,260
Total current liabilities	207,163	179,909
Long-term debt	711,531	729,955
Deferred income	10,861	18,168
Other liabilities	75,180	78,000
Minority interests in consolidated subsidiaries	958	229
Stockholders’ equity:
Class A common stock	2,955	2,955
Class B common stock	6,402	6,410
Additional paid-in capital	291,122	290,199
Retained earnings	167,267	62,305
Common stock held in treasury	(16,774)	(13,236)
Accumulated other comprehensive income (loss)	(2,098)	1,041
Total stockholders’ equity	448,874	349,674
	$1,454,567	$1,355,935

(A)  Derived from the audited consolidated financial statements as of December 30, 2007.

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008
	(In Thousands Except Per Share Amounts)
	(Unaudited)
Revenues:
Sales	$278,572	$291,340	$545,070	$572,919
Franchise revenues	21,408	21,674	41,078	42,949
Asset management and related fees	16,841	-	32,719	-
	316,821	313,014	618,867	615,868
Costs and expenses:
Cost of sales	204,887	220,527	399,859	433,437
Cost of services	6,308	-	13,198	-
Advertising	20,658	24,465	38,387	45,000
General and administrative	55,975	42,122	113,558	87,033
Depreciation and amortization	18,404	17,693	34,389	33,686
Facilities relocation and corporate restructuring	79,044	(41)	79,447	894
Settlement of preexisting business relationships	-	-	-	(487)
	385,276	304,766	678,838	599,563
Operating (loss) profit	(68,455)	8,248	(59,971)	16,305
Interest expense	(15,286)	(13,944)	(30,675)	(27,435)
Investment income (loss), net	17,625	(9,199)	40,773	(75,121)
Other income (expense), net	3,158	1,224	4,765	(3,341)
Loss from continuing operations before benefit from income taxes and minority interests	(62,958)	(13,671)	(45,108)	(89,592)
Benefit from income taxes	36,002	6,766	28,559	15,230
Minority interests in income of consolidated subsidiaries	(1,067)	-	(4,264)	(14)
Loss from continuing operations	(28,023)	(6,905)	(20,813)	(74,376)
Loss from disposal of discontinued operations, net of income tax benefit	-	-	(149)	-
Net loss	$(28,023)	$(6,905)	$(20,962)	$(74,376)

Basic and diluted loss from continuing operations and net loss per share:
Class A and Class B common stock	$(.30)	$(.07)	$(.23)	$(.80)

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 1,	June 29,
	2007	2008
	(In Thousands)
	(Unaudited)
Cash flows from continuing operating activities:
Net loss	$(20,962)	$(74,376)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Operating investment adjustments, net (see below)	(29,112)	75,858
Depreciation and amortization	34,389	33,686
Receipt of deferred vendor incentive, net of amount recognized	5,886	7,295
Write-off of deferred financing costs	-	5,111
Share-based compensation provision	6,869	2,763
Straight-line rent accrual	3,388	2,318
Amortization of deferred financing costs	977	1,209
Equity in undistributed (earnings) losses of investees	(1,159)	754
Minority interests in income of consolidated subsidiaries	4,264	14
Deferred income tax benefit	(28,759)	(15,315)
Facilities relocation and corporate restructuring, net provision (payments)	78,914	(4,082)
Unfavorable lease liability recognized	(2,241)	(2,290)
Payment of withholding taxes related to share-based compensation	(4,752)	(177)
Deferred compensation	2,516	-
Loss from discontinued operations	149	-
Other, net	(842)	(484)
Changes in operating assets and liabilities:
Accounts and notes receivable	16,514	(1,802)
Inventories	476	787
Prepaid expenses and other current assets	410	9,154
Accounts payable, accrued expenses and other current liabilities	(39,375)	(17,456)
Net cash provided by continuing operating activities	27,550	22,967
Cash flows from continuing investing activities:
Capital expenditures	(34,154)	(40,443)
Cost of business acquisitions, less cash acquired	(1,254)	(9,537)
Cost of proposed business acquisition	-	(5,443)
Investment activities, net (see below)	18,849	155
Other, net	(93)	(88)
Net cash used in continuing investing activities	(16,652)	(55,356)
Cash flows from continuing financing activities:
Proceeds from issuance of long-term debt	10,047	19,622
Repayments of notes payable and long-term debt	(11,145)	(29,394)
Dividends paid	(16,119)	(16,101)
Net distributions to minority interests	(7,378)	(742)
Proceeds from exercises of stock options	1,371	-
Deferred financing costs	(1,164)	-
Net cash used in continuing financing activities	(24,388)	(26,615)
Net cash used in continuing operations	(13,490)	(59,004)
Net cash used in operating activities of discontinued operations	(119)	(19)
Net decrease in cash and cash equivalents	(13,609)	(59,023)
Cash and cash equivalents at beginning of period	148,152	78,116
Cash and cash equivalents at end of period	$134,543	$19,093

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
	July 1,	June 29,
	2007	2008
	(In Thousands)
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses (a)	$2,367	$71,586
Net recognized (gains) losses from trading securities and derivatives and securities sold short	(9,292)	4,845
Other net recognized losses	(28,425)	(573)
Proceeds from sales of trading securities	6,019	-
Other	219	-
	$(29,112)	$75,858
Investing investment activities, net:
Cost of available-for-sale securities and other investments purchased	$(64,471)	$(54,847)
(Increase) decrease in restricted cash collateralizing securities obligations or held for investment	(30,577)	41,220
Proceeds from sales of available-for-sale securities and other investments	113,897	13,782
	$18,849	$155
Supplemental disclosures of cash flow information:
Cash paid during the period in continuing operations for:
Interest	$27,733	$26,007
Income taxes, net of refunds	$3,322	$2,337
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$44,135	$46,483
Capital expenditures paid in cash	(34,154)	(40,443)
Non-cash capitalized lease and certain sales-leaseback obligations	$9,981	$6,040

Non-cash additions to long-term debt	$2,037	$9,574

(a) The 2008 amount relates to our investment in Deerfield Capital Corp. common stock ($68,086) as described in Note 3 and our investment in Jurlique International Pty Ltd. ($3,500) as described in Note 10.

See accompanying notes to condensed consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 29, 2008
(In Thousands Except Share Data)
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Triarc Companies, Inc. (“Triarc” and, together with its subsidiaries, “We”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In our opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of the six-month period and results of operations for the three-month and six-month periods and our cash flows for the six-month periods, set forth in the following paragraph.  The results of operations for the six-month period ended June 29, 2008 will not be indicative of the results to be expected for the full 2008 fiscal year due, in part, to the effect in the six months ended June 29, 2008 of the other than temporary losses related to our investment in Deerfield Capital Corp. (“DFR” or the “REIT”) as described in Note 3.  These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our second quarter of fiscal 2007 commenced on April 2, 2007 and ended on July 1, 2007 (the “three months ended July 1, 2007” or the “2007 second quarter”).  Our second quarter of fiscal 2008 commenced on March 31, 2008 and ended on June 29, 2008 (the “three months ended June 29, 2008” or the “2008 second quarter”).  Our first half of fiscal 2007 commenced on January 1, 2007 and ended on July 1, 2007 (the “six months ended July 1, 2007” or the “2007 first half”).  Our first half of fiscal 2008 commenced on December 31, 2007 and ended on June 29, 2008 (the “six months ended June 29, 2008” or the “2008 first half”).  Each quarter contained 13 weeks and each half contained 26 weeks. Our 2007 second quarter and first half included the calendar basis reported results of Deerfield & Company, LLC (“Deerfield”), our former subsidiary which was sold (the “Deerfield Sale”) on December 21, 2007 (see Note 3).  This difference in reporting basis is not material to our condensed consolidated financials statements.  With the exception of Deerfield, all references to years, halves and quarters relate to fiscal periods rather than calendar periods.

(2)	Pending Merger with Wendy’s International, Inc.

On April 23, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with Wendy’s International, Inc. (“Wendy’s”) for an all stock transaction in which Wendy’s shareholders would receive a fixed ratio of 4.25 shares of our Class A Common Stock for each share of Wendy’s common stock they own and in which Wendy’s would become a wholly-owned subsidiary of Triarc. Wendy’s stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to our Class A Common Stock, after giving effect to the exchange ratio.  Under the agreement, our stockholders will be asked to approve the conversion of each share of our Class B Common Stock, Series 1, into one share of our Class A Common Stock, resulting in a post-merger company with a single class of common stock (“Wendy’s/Arby’s Common Stock”).  Existing shares of Triarc Class A Common Stock will remain outstanding as shares of Wendy’s/Arby’s Common Stock.  Wendy’s/Arby’s Common Stock is expected to be quoted on the New York Stock Exchange under the symbol “WEN.”

In the merger, approximately 377,000,000 shares of Wendy’s/Arby’s Common Stock will be issued to Wendy’s shareholders.  Based on the number of outstanding shares of Triarc Class A and Triarc Class B Common Stock, and the number of outstanding Wendy’s common shares, Wendy’s shareholders would hold approximately 81%, in the aggregate, of the outstanding Wendy’s/Arby’s Common Stock following completion of the merger.

The transaction is subject to regulatory approvals, customary closing conditions and the approval of both Wendy’s shareholders and our stockholders. The transaction is expected to close in the second half of 2008. As of June 29, 2008 our deferred costs related to the merger were $13,362 and are included in “Deferred costs and other assets” on the accompanying condensed consolidated balance sheet. There can be no assurance that shareholder, stockholder and other approvals will be obtained or that the merger will be consummated.

(3)    Deerfield Sale and Related Transactions

Deerfield Sale

As described in Note 3 to our consolidated financial statements contained in our Form 10-K, on December 21, 2007, we completed the sale of our majority capital interest in Deerfield, our former asset management business, to the REIT, resulting in non-cash proceeds aggregating $134,608 consisting of 9,629,368 shares of convertible preferred stock of the REIT with a then estimated fair value of $88,398 and $47,986 principal amount of series A senior secured notes of a subsidiary of the REIT due in December 2012 (the “REIT Notes”) with a then estimated fair value of $46,210.  We also retained ownership of 205,642 common shares in the REIT as part of a pro rata distribution to the members of Deerfield prior to the Deerfield Sale.  The Deerfield Sale resulted in a pretax gain of approximately $40,193 which was recorded in the fourth quarter of 2007.

The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) (2.69% at June 29, 2008) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.  The $1,776 original imputed discount on the REIT Notes is being accreted to “Other income (expense), net” in the accompanying condensed consolidated statement of operations using the interest rate method.  The REIT Notes, net of unamortized discount, are reflected as “Notes receivable from related party” in the accompanying condensed consolidated balance sheets.

During July 2008, $5,899 of expenses related to the Deerfield Sale were substantially paid by the REIT as previously agreed.  Such expenses are included as a liability of the Company, as the representative of the sellers, with an equal offsetting receivable from the REIT as of June 29, 2008.

Other than Temporary Losses and Equity in Losses of the REIT

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by further deterioration of the global credit markets and, as a result, it sold $2,800,000 of its agency and $1,300,000 of its AAA-rated non-agency mortgage-backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4,200,000, all at a net after-tax loss of $294,300 to the REIT.

Based on the events described above and their negative effect on the market price of the REIT common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629,368 common shares, which were received upon the conversion of the convertible preferred stock as of March 11, 2008 (as described below), as well as the 205,642 common shares which were distributed to us in connection with the Deerfield Sale, were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Investment income (loss), net,” in the accompanying condensed consolidated statement of operations for the six months ended June 29, 2008 of $67,594 (without tax benefit as described below) which includes $11,074 of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity in the accompanying condensed consolidated balance sheets.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders on April 4, 2008 (as described below).

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $754 of equity in net losses of the REIT which are included in “Other income (expense), net” in the accompanying condensed consolidated statement of operations for the six months ended June 29, 2008 related to our investment in the 205,642 common shares of the REIT discussed above which were accounted for on the equity method through the Determination Date.

The dislocation in the mortgage sector and current weakness in the broader financial market has adversely impacted, and may continue to adversely impact, the REIT’s cash flows.  Nonetheless, we received both quarterly interest payments on the REIT Notes which were due through June 30, 2008 on a timely basis.  As of June 29, 2008, based on information available to us, we believe the principal amount of the REIT Notes is fully collectible.

Conversion of Convertible Preferred Stock and Dividend of REIT Common Stock

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which also included the 205,642 common shares of the REIT discussed above, to our stockholders. The dividend, which was valued at $14,464, was paid on April 4, 2008 to holders of record of our class A common stock (the “Class A Common Stock”) and our class B common stock (the “Class B Common Stock”) on March 29, 2008 (the “Record Date”). We also recorded an additional impairment charge from March 11, 2008 through the Record Date of $492. As a result of the dividend, the income tax loss that resulted from the decline in value of our investment of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

(4)	Business Acquisitions

Acquisitions

We completed the acquisitions of the operating assets, net of liabilities assumed, of 45 franchised restaurants, including 41 restaurants in the California market, in two separate transactions during the six months ended June 29, 2008.  The total consideration, before post-closing adjustments, for the acquisitions was $15,807 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $678 of related expenses.  The aggregate purchase price of $16,294 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Settlement of preexisting business relationships” in the accompanying condensed consolidated statement of operations.   Further, we paid an additional $14 in 2008 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2007.  The impact of these acquisitions on our results of operations for the three and six months ended June 29, 2008 was not material.  Therefore, no pro forma information has been included herein.

We completed the acquisitions of the operating assets, net of liabilities assumed, of 6 franchised restaurants during the six months ended July 1, 2007.  The total consideration, before post-closing adjustments, for the acquisitions was $1,944 consisting of (1) $1,171 of cash (before consideration of $5 of cash acquired), (2) the assumption of $700 of debt and (3) $73 of related expenses.  Further, we paid an additional $10 in the six months ended July 1, 2007 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2006.

(5)	Other Comprehensive Loss

    The following is a summary of the components of “Other comprehensive loss”, net of income taxes and minority interests:

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008

Net loss	$(28,023)	$(6,905)	$(20,962)	$(74,376)
Net unrealized gains (losses) on available-for-sale securities (a)	1,936	(760)	(7,067)	3,676
Net unrealized gains (losses) on cash flow hedges (b)	1,062	721	134	(431)
Net change in currency translation adjustment	223	46	270	(106)
Other comprehensive loss	$(24,082)	$(6,898)	$(27,625)	$(71,237)

(a) Net unrealized gains (losses) on available-for-sale securities:
	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008

Unrealized holding gains (losses) arising during the period	$4,560	$(1,192)	$6,034	$(5,112)
Reclassifications of prior period unrealized holding (gains) losses into net income or loss	(690)	-	(16,606)	11,074
Unrealized holding gain arising from the reclassification of an investment previously accounted for under the equity method to an available-for-sale investment	550	-	550	-
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	(1,479)	-	(1,122)	(201)
	2,941	(1,192)	(11,144)	5,761
Income tax (provision) benefit	(1,069)	432	3,999	(2,085)
Minority interests in change in unrealized holding gains and losses of a consolidated subsidiary	64	-	78	-
	$1,936	$(760)	$(7,067)	$3,676

(b) Net unrealized gains (losses) on cash flow hedges:
	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008

Unrealized holding gains (losses) arising during the period	$981	$399	$798	$(1,517)
Reclassifications of prior period unrealized holding (gains) losses into net income or loss	(512)	781	(1,033)	809
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	1,213	-	434	3
	1,682	1,180	199	(705)
Income tax (provision) benefit	(620)	(459)	(65)	274
	$1,062	$721	$134	$(431)

(6)	Loss Per Share

Basic loss per share has been computed by dividing the allocated loss for our Class A Common Stock and our Class B Common Stock by the weighted average number of shares of each class.  Both factors are presented in the tables below.  Net loss was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class.

Diluted loss per share for each of the three-month and six-month periods ended July 1, 2007 and June 29, 2008 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock since we reported losses from continuing operations.  Therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.  The loss per share from discontinued operations for the six-month period ended July 1, 2007 was less than $.01 and, therefore, is not presented on the condensed consolidated statements of operations.

Our securities as of June 29, 2008 that could have a dilutive effect on any future basic income per share calculations for periods subsequent to June 29, 2008 are (1) outstanding stock options which can be exercised into 755,000 shares and 5,348,000 shares of our Class A Common Stock and Class B Common Stock, respectively, (2) 48,000 and 353,000 non-vested restricted shares of our Class A Common Stock and Class B Common Stock, respectively, which principally vest over three years and (3) $2,100 of Convertible Notes which are convertible into 53,000 shares and 107,000 shares of our

Class A Common Stock and Class B Common Stock, respectively, as adjusted due to the dividend of the REIT common stock to our stockholders paid on April 4, 2008.

Loss per share has been computed by allocating the loss as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008
Class A Common Stock:
Continuing operations	$(8,749)	$(2,155)	$(6,500)	$(23,212)
Discontinued operations	-	-	(47)	-
Net loss	$(8,749)	$(2,155)	$(6,547)	$(23,212)

Class B Common Stock:
Continuing operations	$(19,274)	$(4,750)	$(14,313)	$(51,164)
Discontinued operations	-	-	(102)	-
Net loss	$(19,274)	$(4,750)	$(14,415)	$(51,164)

    The number of shares used to calculate basic and diluted loss per share for the three months ended July 1, 2007 and June 29, 2008 was 28,821 and 28,903 for Class A Common Stock and 63,490 and 63,721 for Class B Common Stock, respectively.  The number of shares used to calculate basic loss per share for the six months ended July 1, 2007 and June 29, 2008 was 28,790 and 28,902 for Class A Common Stock and 63,389 and 63,707 for Class B Common Stock, respectively.

(7)	Facilities Relocation and Corporate Restructuring

    The facilities relocation charges incurred and recognized in our restaurant business for the six-month periods ended July 1, 2007 and June 29, 2008 of $254 and $127, respectively, principally related to changes in the estimated carrying costs for real estate we purchased under terms of employee relocation agreements entered into as part of our acquisition of the RTM Restaurant Group (“RTM”), in July 2005 (the “RTM Acquisition”).  We do not currently expect to incur additional facilities relocation charges with respect to the RTM Acquisition.

The general corporate charges for the six months ended July 1, 2007 and June 29, 2008 of $79,193 and $767, respectively, principally relate to the transfer of substantially all of Triarc’s senior executive responsibilities to the Arby’s Restaurant Group, Inc. (“ARG”), a wholly-owned subsidiary of ours, executive team in Atlanta, Georgia (the “Corporate Restructuring”) as further described in Notes 18 and 28 to the consolidated financial statements contained in our Form 10-K.  In April 2007, we announced that we would be closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia. This transfer of responsibilities was completed in early 2008.  Accordingly, to facilitate this transition, we entered into contractual settlements (the “Contractual Settlements”) with our Chairman and then Chief Executive Officer and our Vice Chairman and then President and Chief Operating Officer (the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers effective June 29, 2007. The effect of severance arrangements entered into with other New York headquarters’ executives and employees were recorded based on their terms.  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives. The additional provision in the first quarter of 2008 related to current period charges for the transition severance arrangements of the other New York headquarters’ employees who continued to provide services as employees during the 2008 first quarter. We do not currently expect to incur additional charges with respect to the Corporate Restructuring.

The components of the facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accrual during the six-month periods ended July 1, 2007 and June 29, 2008 are as follows:

	Six Months Ended
	July 1, 2007

	Balance			Balance
	December 31,			July 1,
	2006	Provision	Payments	2007
Restaurant Business:
Cash obligations:
Employee relocation costs	$134	$254	$(47)	$341
Other	687	-	(486)	201
Total restaurant business	821	254	(533)	542
General Corporate:
Cash obligations:
Severance and retention incentive compensation	-	79,193	-	79,193
Total general corporate	-	79,193	-	79,193
	$821	$79,447	$(533)	$79,735

	Six Months Ended
	June 29, 2008
					Total
					Expected
	Balance			Balance	and
	December 30,			June 29,	Incurred
	2007	Provision	Payments	2008	to Date
Restaurant Business:
Cash obligations:
Employee relocation costs	$591	127	(639)	79	$4,658
Other	-	-	-	-	7,471
	591	127	(639)	79	12,129
Non-cash charges	-	-	-	-	719
Total restaurant business	591	127	(639)	79	12,848
General Corporate:
Cash obligations:
Severance and retention incentive compensation	12,208	767	(4,337)	8,638	84,697
Non-cash charges	-	-	-	-	835
Total general corporate	12,208	767	(4,337)	8,638	85,532
	$12,799	894	(4,976)	8,717	$98,380

(8)	Fair Value Measurements

    In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, as amended, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability.  The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability.  SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption.   FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In addition, FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), defers the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year, except for items recognized or disclosed on a recurring basis, at least annually.  SFAS 157 was, with some limited exceptions, applied prospectively and was effective commencing with our first fiscal quarter of 2008, with the exception of the areas mentioned above under which exemptions to or deferrals of the application of certain aspects of SFAS 157 apply.  Our adoption of SFAS 157 in the first quarter of 2008 did not result in any change in the methods we use to measure the fair value of those financial assets and liabilities. We are presenting the expanded fair value disclosures of SFAS 157.

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

Level 3 Inputs— Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the asset and liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

Our financial assets and liabilities as of June 29, 2008 include available-for-sale investments, investment derivatives, the REIT Notes and various investments in liability positions.  The available-for-sale securities, investment derivatives, and various investments in liability positions include those managed (the “Equities Account”) by a management company formed by the Former Executives and a director (the “Management Company”) We determine fair value of our available-for-sale securities and investment derivatives principally using quoted market prices, broker/dealer prices or statements of account received from investment managers, which were principally based on quoted market or broker/dealer prices.  We determined a fair value of the REIT Notes based on the present value at current market rates of the average of expected cash flows as of June 29, 2008.  We determine fair value of our interest rate swaps using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.

The fair values of our financial assets or liabilities and the hierarchy of the level of inputs are summarized below:

	June 29,	Fair Value Measurements at June 29, 2008 Using
	2008	Level 1	Level 2	Level 3

Assets
Interest rate swap in an asset position (included in “Prepaid expenses and other current assets”)	$8	$-	$8	$-
Available-for-sale securities:
Equities Account – restricted (a)	87,410	87,410	-	-
Short-term investments	2,349	2,349	-	-
Investment derivatives in the Equities Account:
Put option on market index-restricted (a)	3,828	3,828	-	-
REIT Notes	42,624	-	-	42,624
Total assets	$136,219	$93,587	$8	$42,624

Liabilities
Interest rate swaps in a liability position (included in “Accrued expenses and other current liabilities”)	$960	$-	$960	$-
Security sold with an obligation to purchase-restricted (b)	749	749	-	-
Investment derivatives in the Equities Account:
Put and call option combinations on equity securities-restricted (b)	1,353	1,353	-	-
Total return swap on an equity security-restricted (b)	1,822	1,822	-	-
Put option on an equity security sold with an obligation to purchase-restricted (b)	103	103	-	-
Total liabilities	$4,987	$4,027	$960	$-

(a)	Included in “Investments” on the accompanying condensed consolidated balance sheet as of June 29, 2008. Investments also include $10,615 of cost basis investments.
(b)	Included in “Other liabilities” on the accompanying condensed consolidated balance sheet.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period from December 30, 2007 to June 29, 2008.

REIT Notes

Fair value at December 30, 2007	$46,219
Accretion of original imputed discount included in “Other income (expense), net”	178
Reduction in fair value of notes	(3,773)
Fair value at June 29, 2008	$42,624

The REIT Notes with a carrying value of $46,397 are reflected as “Notes receivable from related party” on the accompanying condensed consolidated balance sheet as of June 29, 2008.

 (9)      Impairment of Long-Lived Assets

    The following is a summary of our impairment losses for our restaurants and in our former asset management segment:

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008

Restaurants, primarily properties	$647	$1,338	$807	$1,417
Asset management segment	1,109	-	1,109	-
	$1,756	$1,338	$1,916	$1,417

    The restaurant impairment losses reflected (1) impairment charges resulting from the deterioration in operating performance of certain restaurants and (2) additional charges for investments in restaurants impaired in a prior year which did not subsequently recover.

(10)     Other than temporary loss in investment in Jurlique International Pty Ltd.

    As described in Note 8 to our consolidated financial statements contained in our Form 10-K, we have a cost investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian skin and beauty products company that is not publicly traded.  Based on an evaluation of our investment we determined that its value had declined and that the decline was other than temporary.  Therefore we recorded an other than temporary loss, which is included in “Investment income (loss), net” in the accompanying condensed consolidated statement of operations, of $3,500 in the second quarter 2008. The remaining carrying value of $5,004 is included in “Investments” in the condensed consolidated balance sheets.

(11)	Discontinued Operations

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

During the six months ended July 1, 2007, we recorded an additional loss of $247, before a tax benefit of $98, on the disposal of the Restaurant Discontinued Operations relating to finalizing the leasing arrangements for the two closed restaurants.  There were no charges for discontinued operations during the six months ended June 29, 2008.

Current liabilities remaining to be liquidated relating to discontinued operations result from certain obligations not transferred to the respective buyers and consisted of the following:

	December 30,	June 29,
	2007	2008

Liabilities, primarily accrued income taxes, relating to the Beverage Discontinued Operations	$6,639	$6,639
Liabilities relating to the SEPSCO Discontinued Operations	573	550
Liabilities relating to the Restaurant Discontinued Operations	67	71
	$7,279	$7,260

We expect that the liquidation of these remaining liabilities associated with all of these discontinued operations as of June 29, 2008 will not have any material adverse impact on our condensed consolidated financial position or results of operations.  To the extent any estimated amounts included in the current liabilities relating to discontinued operations are determined to be different from the amount required to liquidate the associated liability, any such amount will be recorded at that time as a component of gain or loss from disposal of discontinued operations.

(12)     Retirement Benefit Plans

We maintain two defined benefit plans, the benefits under which were frozen in 1992 and for which we have no unrecognized prior service cost.  The components of the net periodic pension cost incurred by us with respect to these plans are as follows.

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008

Service cost (consisting entirely of plan administrative expenses)	$23	$24	$45	$48
Interest cost	55	55	110	110
Expected return on the plans’ assets	(58)	(55)	(116)	(110)
Amortization of unrecognized net loss	6	6	13	12
Net periodic pension cost	$26	$30	$52	$60

(13)	Transactions with Related Parties

We continue to have related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K, other than those related to recently completed Corporate Restructuring and those mentioned below:

Final Liquidating Distribution of Triarc Deerfield Holdings, LLC

As defined in an equity arrangement further described in Note 3 to our consolidated financial statements contained in our Form 10-K, the Deerfield Sale was an event of dissolution of Triarc Deerfield Holdings, LLC (“TDH”), a former subsidiary of ours.  As of the date of liquidation, $743 payable to the minority shareholders of TDH was distributed to them in connection with its dissolution during April 2008.

Sublease to affiliate of Former Executives

As described in Note 28 to the consolidated financial statements contained in our 2007 Form 10-K, the affiliate of the Former Executives had subleased one of the floors of our former New York Headquarters.  As of July 1, 2008, we entered into an agreement under which this same affiliate is subleasing additional office space in our former New York headquarters. Under the terms of that agreement, the affiliate subleased through the remaining approximately four-year term of the prime lease with annual rent of approximately $397, equal to the rent we incur under the prime lease.

(14)	Legal and Environmental Matters

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

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy's, its directors, us and Trian Partners in the Franklin County, Ohio Court of Common Pleas. The complaint alleges breach of fiduciary duties arising out of the approval of the Merger Agreement on April 23, 2008. The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the Merger, other equitable relief, attorneys fees and other relief as the court deems proper and just. On July 15, 2008, the plaintiffs amended the complaint and Triarc and Trian Partners are no longer named as defendants. Should an unfavorable ruling occur, there exists the possibility of a delay in the consummation of the Merger Agreement.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, individually and on behalf of others similarly situated, against Wendy’s, its directors and Triarc in the Supreme Court of New York, New York County.  The complaint, amended on June 20, 2008, alleges that Wendy's directors breached their fiduciary duties in connection with the approval of the merger agreement on April 23, 2008, and that we aided and abetted such breach.  The complaint alleges also that the documents issued in connection with seeking shareholder approval of the merger agreement are false and misleading.  The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against shareholder votes on the proposed merger, rescission of the merger if consummated, unspecified damages, attorneys' fees and other relief as the court deems proper and just.  The parties have agreed to stay this action pending developments in similar actions pending in Ohio against only Wendy's and its directors.  In the event that this New York action proceeds, we intend vigorously to defend against plaintiffs' claims.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating approximately $1,729 as of June 29, 2008.  Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of such legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

(15)	Income Taxes

The effective tax rate benefit on the loss from continuing operations before income taxes and minority interests for the three months and six months ended July 1, 2007 was 57% and 63%, respectively, as compared to the effective tax rate benefit of 50% and 17% on the loss from continuing operations before income taxes and minority interests for the three months and six months ended June 29, 2008, respectively.  These rates vary from the U.S. federal statutory rate of 35% due to (1) the effect of non-deductible compensation and other non-deductible expenses, (2) state income taxes, net of federal income tax benefit, (3) the effect of the decline in value of our DFR investment in the 2008 first quarter and related declared dividend, (4) the effect of recognizing a previously unrecognized contingent tax benefit in the 2007 second quarter in connection with the settlement of certain obligations to the Executives and (5) adjustments to our uncertain tax positions in the 2007 and 2008 periods.

We distributed our investment in the common stock of DFR as a dividend to our stockholders as described in Note 3.  As a result of the dividend, the tax loss that resulted from the decline in value of our investment through the record date of the dividend to our stockholders is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

In the first quarter of 2008, an examination of our state income tax returns for fiscal years 1998 through 2000 was settled in one of the states in which we do business.  In connection with the examination results and due to the settlement of the tax position for less than we previously anticipated, we recorded an income tax benefit of $1,516.   There were no other significant changes to unrecognized tax benefits in the 2008 first half.  We do not anticipate a significant change in unrecognized tax positions during the next year.

We recognize interest related to unrecognized tax benefits in “Interest Expense” and penalties in “General and administrative expenses”.  As a result of the completion of the aforementioned state examination, a benefit was recorded for a reduction of interest expense related to unrecognized tax benefits of $1,071.  With the exception of current interest charges for existing unrecognized tax benefits, there were no other significant changes to interest or penalties in the 2008 first half.

We include unrecognized tax benefits and the related interest and penalties for discontinued operations in “Current liabilities relating to discontinued operations” in the accompanying condensed consolidated balance sheets.  There were no changes in those amounts during the 2008 first half.

(16)	Business Segments

Prior to the Deerfield Sale (see Note 3) on December 21, 2007, we managed and internally reported our operations as two business segments: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”).  We currently manage and internally report our operations as one business segment; the operation and franchising of restaurants.  We evaluated segment performance and allocated resources based on the segment’s earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as operating profit (loss) as adjusted by depreciation and amortization.  In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses were not considered.  General corporate assets consist primarily of cash and cash equivalents, restricted cash equivalents, short-term investments, investment settlements receivable, non-current investments and properties.

The following is a summary of our segment information:

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008
Revenues:
Restaurants	$299,980	$313,014	$586,148	$615,868
Asset Management	16,841	-	32,719	-
Consolidated revenues	$316,821	$313,014	$618,867	$615,868
EBITDA:
Restaurants	$38,911	$33,867	$75,313	$66,133
Asset Management	3,397	-	6,329	-
General corporate	(92,359)	(7,926)	(107,224)	(16,142)
Consolidated EBITDA	(50,051)	25,941	(25,582)	49,991
Depreciation and amortization:
Restaurants	14,850	16,603	28,485	31,520
Asset Management	2,463	-	3,714	-
General corporate	1,091	1,090	2,190	2,166
Consolidated depreciation and amortization	18,404	17,693	34,389	33,686
Operating (loss) profit:
Restaurants	24,061	17,264	46,828	34,613
Asset Management	934	-	2,615	-
General corporate	(93,450)	(9,016)	(109,414)	(18,308)
Consolidated operating (loss) profit	(68,455)	8,248	(59,971)	16,305
Interest expense	(15,286)	(13,944)	(30,675)	(27,435)
Investment income (loss), net	17,625	(9,199)	40,773	(75,121)
Other income (expense), net	3,158	1,224	4,765	(3,341)
Consolidated loss from continuing operations before income taxes and minority interests	$(62,958)	$(13,671)	$(45,108)	$(89,592)

June 29,
2008
Identifiable assets:
Restaurants	$1,123,297
General corporate	232,638
Consolidated total assets	$1,355,935

(17)     Accounting Standards

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

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs and (3) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning in our 2009 fiscal year and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of minority interests from a liability to a component of stockholders’ equity in our historical consolidated financial statements beginning in our 2009 fiscal year.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions.  The impact will depend upon the nature and terms of such future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, financial performance and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, that SFAS 162 will have on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Triarc Companies, Inc. (“Triarc” or the “Company”) and its subsidiaries should be read in conjunction with our accompanying condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).  Item 7 of our Form 10-K describes the application of our critical accounting policies for which there have been no significant changes as of June 29, 2008.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”

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

In April 2007 we announced that we would be closing our New York headquarters and combining its corporate operations with our restaurant operations in Atlanta, Georgia (the “Corporate Restructuring”). The Corporate Restructuring included the transfer of substantially all of Triarc’s senior executive responsibilities to the Arby’s Restaurant Group, Inc. (“ARG”), a wholly-owned subsidiary of ours, executive team in Atlanta, Georgia. This transition was completed in early 2008.  Accordingly, to facilitate this transition, the Company entered into negotiated contractual settlements (the “Contractual Settlements”) with our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer, (collectively, the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives and we incurred charges for the transition severance arrangements of other New York headquarters’ executives and employees who continued to provide services as employees through the 2008 first quarter.

In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and franchise revenues which include (1) royalty income from franchisees, (2) franchise and related fees and (3) rental income from properties leased to franchisees.  While approximately 76% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the six months ended June 29, 2008.  In our former asset management business, revenues were generated through the date of the Deerfield Sale in the form of asset management and related fees from our management of (1) collateralized debt and collateralized loan obligation vehicles (“CDOs”), and (2) investment funds and private investment accounts (“Funds”), including the REIT.

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

Our primary goal is to enhance the value of our Company by increasing the revenues of our restaurant business, which is expected to include (1) growing the number of Company-owned restaurants in the Arby’s system through acquisitions and development, effective national and local advertising initiatives, adding new menu offerings and implementing operational initiatives targeted at improving service levels and convenience, (2) the pending merger with Wendy’s International, Inc. (“Wendy’s”) (See “Pending Merger with Wendy’s International, Inc.” below) and (3) the possibility of other restaurant brand acquisitions.

We also derive investment income principally from the investment of our excess cash.  In December 2005 we invested $75.0 million in an account (the “Equities Account”) which is managed by a management company (the “Management Company”) formed by the Former Executives and a director, who is also our former Vice Chairman (collectively, the “Principals”).  The Equities Account is invested principally in equity securities, including derivative instruments, of a limited number of publicly-traded companies.  In addition, the Equities Account invests in market put options in order to lessen the impact of significant market downturns.  Investment income (loss) from this account includes realized investment gains (losses) from marketable security transactions, realized and unrealized gains (losses) on derivative instruments, interest and dividends.  The Equities Account, including restricted cash equivalents, had a fair value of $90.2 million as of June 29, 2008.

Our restaurant business has recently experienced trends in the following areas:

Revenues

•
Significant decreases in general consumer confidence in the economy as well as decreases in many consumers’ discretionary income caused by factors such as high fuel and food costs and a continuing softening of the economy, including the real estate market;

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

Pending Merger with Wendy’s International, Inc.

    On April 23, 2008, we entered into a definitive merger agreement with Wendy’s for an all stock transaction in which Wendy’s shareholders will receive a fixed ratio of 4.25 shares of our Class A Common Stock for each share of Wendy’s common stock they own and in which Wendy’s would become a wholly-owned subsidiary of Triarc. Wendy’s stock options and other equity awards will generally convert upon completion of the merger into stock options and equity awards with respect to our Class A Common Stock, after giving effect to the exchange ratio.  Under the agreement, our stockholders will be asked to approve the conversion of each share of our Class B Common Stock, Series 1, into one share of our Class A Common Stock, resulting in a post-merger company with a single class of common stock (“Wendy’s/Arby’s Common Stock”).  Existing shares of Triarc Class A Common Stock will remain outstanding as shares of Wendy’s/Arby’s Common Stock.  Wendy’s/Arby’s Common Stock is expected to be quoted on the New York Stock Exchange under the symbol “WEN.”

In the merger, approximately 377,000,000 shares of Wendy’s/Arby’s Common Stock will be issued to Wendy’s shareholders.  Based on the number of outstanding shares of Triarc Class A and Triarc Class B Common Stock, and the number of outstanding Wendy’s common shares, Wendy’s shareholders would hold approximately 81%, in the aggregate, of the outstanding Wendy’s/Arby’s Common Stock following completion of the merger.

The transaction is subject to regulatory approvals, customary closing conditions and the approval of both Wendy’s shareholders and our stockholders. The transaction is expected to close in the second half of 2008. As of June 29, 2008 our deferred costs related to the merger were $13.4 million and are included in “Deferred costs and other assets.” There can be no assurance that shareholder, stockholder and other approvals will be obtained or that the merger will be consummated.

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

The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) (2.69% at June 29, 2008) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.  The $1.8 million original imputed discount on the REIT Notes is being accreted to “Other income (expense), net” using the interest rate method.  The REIT Notes, net of unamortized discount, are reflected as “Notes receivable from related party”.

Other than Temporary Losses and Equity in Losses of the REIT

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by further deterioration of the global credit markets and, as a result, it sold $2.8 billion of its agency and $1.3 billion of it AAA-rated non-agency mortgage-backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4.2 billion, all at a net after-tax loss of $294.3 million to the REIT.

Based on the events discussed above and their negative effect on the market price of the REIT common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629,368 common shares, which were received upon the conversion of the convertible preferred stock as of March 11, 2008 (as discussed below), as well as the 205,642 common shares which were distributed to us in connection with the Deerfield Sale, were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Investment income (loss), net,” for the six months ended June 29, 2008 of $67.6 million (without tax benefit as discussed below) which includes $11.1 million of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders on April 4, 2008 (as discussed below).

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $0.8 million of equity in net losses of the REIT which are included in “Other income (expense), net” for the six months ended June 29, 2008 related to our investment in the 205,642 common shares of the REIT discussed above which were accounted for on the equity method through the Determination Date.

The dislocation in the mortgage sector and current weakness in the broader financial market has adversely impacted, and may continue to adversely impact, the REIT’s cash flows.  Nonetheless, we received both quarterly interest payments on the REIT Notes which were due through June 30, 2008 on a timely basis. As of June 29, 2008, based on information available to us, we believe the principal amount of the REIT Notes is fully collectible. See further discussion below in “Liquidity and Capital Resources—The Deerfield Sale.”

Conversion of Convertible Preferred Stock and Dividend of REIT Common Stock

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which also included the 205,642 common shares of the REIT discussed above, to our stockholders. The dividend which was valued at $14.5 million was paid on April 4, 2008 to holders of record of our class A common stock (the “Class A Common Stock”) and our class B common stock (the “Class B Common Stock”) on March 29, 2008 (the “Record Date”). We also recorded an additional impairment charge from March 11, 2008 through the Record Date of $0.5 million. As a result of the dividend, the income tax loss that resulted from the decline in value of our investment of $68.1 million is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our second quarter of fiscal 2007 commenced on April 2, 2007 and ended on July 1, 2007 (the “three months ended July 1, 2007” or the “2007 second quarter”).  Our second quarter of fiscal 2008 commenced on March 31, 2008 and ended on June 29, 2008 (the “three months ended June 29, 2008” or the “2008 second quarter”).  Our first half of fiscal 2007 commenced on January 1, 2007 and ended on July 1 2007 (the “six months ended July 1, 2007” or the “2007 first half”).  Our first half of fiscal 2008 commenced on December 31, 2007 and ended on June 29, 2008 (the “six months ended June 29, 2008” or the “2008 first half”).  Each quarter contained 13 weeks and each half contained 26 weeks. Our 2007 second quarter and first half included the calendar basis reported results of Deerfield.  The difference in reporting basis is not material to our condensed consolidated financials statements.  With the exception of Deerfield, all references to years, halves and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

Three Months Ended June 29, 2008 Compared with Three Months Ended July 1, 2007

Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2007 second quarter and the 2008 second quarter.  Certain percentage changes between these quarters are considered not measurable or not meaningful (“n/m”).

	Three Months Ended
	July 1,	June 29,	Change
	2007	2008	Amount	Percent
	(In Millions Except Restaurant Count and Percents)
Revenues:
Sales	$278.6	$291.3	$12.7	4.6%
Franchise revenues	21.4	21.7	0.3	1.4%
Asset management and related fees	16.8	-	(16.8)	(100.0)%
	316.8	313.0	(3.8)	(1.2)%
Costs and expenses:
Cost of sales	204.9	220.5	15.6	7.6%
Cost of services	6.3	-	(6.3)	(100.0)%
Advertising	20.7	24.5	3.8	18.4%
General and administrative	56.0	42.1	(13.9)	(24.8)%
Depreciation and amortization	18.4	17.7	(0.7)	(3.8)%
Facilities relocation and corporate restructuring	79.0	-	(79.0)	(100.0)%
	385.3	304.8	(80.5)	(20.9)%
Operating (loss) profit	(68.5)	8.2	76.7	n/m
Interest expense	(15.3)	(13.9)	1.4	9.2%
Investment income (loss), net	17.6	(9.2)	(26.8)	n/m
Other income, net	3.2	1.2	(2.0)	(62.5)%
Loss from continuing operations before benefit from income taxes and minority interests	(63.0)	(13.7)	49.3	78.3%
Benefit from income taxes	36.0	6.8	(29.2)	(81.1)%
Minority interests in income of consolidated subsidiaries	(1.0)	-	1.0	100.0%
Net loss	$(28.0)	$(6.9)	$21.1	75.4%

Certain items as a percentage of sales:
Cost of sales	73.5%	75.7%
Gross margin (as defined in “Cost of Sales”)	26.5%	24.3%
Advertising	7.4%	8.4%
Same-store sales (Fifteen Month Method):
Company-owned restaurants	(1.7)%	(3.7)%
Franchised restaurants	1.2%	(3.0)%
Systemwide	0.3%	(3.3)%

Restaurant count:	Company-Owned	Franchised	Systemwide
Restaurant count at July 1, 2007	1,081	2,540	3,621
Opened since July 1, 2007	53	99	152
Closed since July 1, 2007	(14)	(40)	(54)
Net purchased from (sold by) franchisees since July 1, 2007	49	(49)	-
Restaurant count at June 29, 2008	1,169	2,550	3,719

Sales

Our sales, which were generated entirely from our Company-owned restaurants, increased $12.7 million, or 4.6%, to $291.3 million for the three months ended June 29, 2008 from $278.6 million for the three months ended July 1, 2007, primarily due to a $22.7 million increase in sales from the 88 net Company-owned restaurants we added since July 1, 2007.  Of the 49 net restaurants we acquired from franchisees, 41 are in the California market (the “California Restaurants”) and were purchased from a franchisee on January 14, 2008 (the “California Restaurant Acquisition”).  The California Restaurants generated approximately $9.0 million of sales for us during the 2008 second quarter.  The increase in sales due to the number of Company-owned restaurants added since July 1, 2007 was partially offset by a $10.0 million decrease in sales due to a 3.7% decrease in same-store sales during the 2008 second quarter (a 3.9% decrease under the Twelve Month Method). Same store sales of our Company-owned restaurants decreased principally due to lower sales volume from a decline in customer traffic as a result of (1) decreases in many consumers’ discretionary income due to factors such as high fuel and food prices and the continuing softening of the economy, (2) increasing competitive price discounting and (3) less effective marketing programs in the 2008 second quarter compared with the 2007 second quarter at driving sales growth.  These negative factors were partially offset by the effect of selective price increases that were implemented subsequent to the 2007 second quarter.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, increased $0.3 million, or 1.4%, to $21.7 million for the three months ended June 29, 2008 from $21.4 million for the three months ended July 1, 2007.  Excluding $0.6 million of rental income from properties leased to franchisees that is included in franchise revenues for the three months ended June 29, 2008, franchise revenues decreased $0.3 million reflecting a $0.6 million decrease due to a 3.0% decrease in same-store sales of the franchised restaurants in the 2008 second quarter (a 3.0% decrease under the Twelve Month Method), partially offset by higher royalties of $0.5 million from the net franchised restaurants opened since July 1, 2007 as detailed in the table above (excluding approximately $0.3 million as a result of the California Restaurant Acquisition). In addition, franchise and related fees decreased $0.2 million compared to the prior year. The decrease in same-store sales of the franchised restaurants in the 2008 second quarter was due primarily to the same factors discussed above under “Sales.”

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, we no longer have any revenue from asset management and related fees.

Cost of Sales

Our cost of sales resulted entirely from the Company-owned restaurants.  Cost of sales increased and resulted in a decrease in gross margin to 24.3%, for the three months ended June 29, 2008 from a gross margin of 26.5%, for the three months ended July 1, 2007. We define gross margin as the difference between sales and cost of sales divided by sales. Gross margin was negatively impacted by increased (1) labor costs due to the Federal and state minimum wage increases subsequent to the second quarter of 2007, (2) utilities costs as a result of higher fuel costs and increased energy usage due to new equipment related to our major third quarter 2007 new product offering and (3) costs under new distribution contracts that became effective late in the second quarter of 2007 which also include continuing increases from higher fuel costs.  In addition to these increased costs, gross margin was negatively impacted by the de-leveraging effect of our same-store sales decreases on our fixed and semi-variable costs.  These negative factors were partially offset by decreases in the food cost component of gross margin due to differences in the menu mixes of our 2008 second quarter and 2007 second quarter marketing programs.  These food cost decreases, however, were partially offset by increases in the cost of beef and other menu items, a portion of which relates to the expiration of favorable commodity contracts.  Further, the 2008 second quarter gross margin was positively impacted by the selective price increases that were implemented subsequent to the 2007 second quarter.

Cost of Services

As a result of the Deerfield Sale, we no longer incur any cost of services.  For the three months ended July 1, 2007, our cost of services resulted entirely from the management of CDOs and Funds by Deerfield.

Advertising

Our advertising consists of local and national media, direct mail and outdoor advertising as well as point of sale materials and local restaurant marketing.  These expenses increased to 8.4% of sales for the three months ended June 29, 2008 from 7.4% of sales for the three months ended July 1, 2007 primarily due to (1) the timing of some of our print media which occurred in the second quarter of 2008 but in the first or third quarter of 2007, (2) additional advertising costs related to markets in which we have added new restaurants, particularly the California Restaurant market and (3) incremental spending in the 2008 second quarter related to national cable and internet advertising.

General and Administrative

Our general and administrative expenses decreased $13.9 million, or 24.8%, principally due to (1) $7.1 million of general and administrative expenses incurred in the 2007 second quarter at our former asset management segment, (2) a $7.1 million decrease in corporate general and administrative expenses as a result of the effects of the Corporate Restructuring, (3) a $1.2 million decrease in relocation costs principally attributable to additional costs in the prior year related to estimated declines in market value and increased carrying costs for homes we purchased for resale from relocated employees and (4) a $0.5 million decrease in charitable contributions related to a contribution made in the second quarter of 2007 to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which we have non-controlling representation on the board of directors, which contribution for 2008 was made in the first quarter of 2008.  These decreases were partially offset by a $1.6 million charge in the 2008 second quarter for an ongoing examination of certain franchise tax returns for fiscal years 1998 through 2004.

Depreciation and Amortization

Our depreciation and amortization decreased $0.7 million, or 3.8%, principally reflecting (1) $2.5 million of depreciation and amortization expenses and impairment charges incurred in the 2007 second quarter at our former asset management segment and (2) $0.6 million of depreciation and amortization in the 2007 second quarter related to certain assets purchased as part of our acquisition in 2002 of Sybra, LLP (“Sybra”), a wholly-owned subsidiary of ours, which are now fully depreciated.  These decreases were partially offset by (1) a $1.6 million increase in depreciation related to the property and equipment for the 88 net Company-owned restaurants added since July 1, 2007, (2) a $0.3 million increase related to the new restaurant equipment primarily related to our major new product offering in the third quarter of 2007 and (3) a $0.7 million increase in restaurant impairment charges as a result of an increased number of underperforming units.

Facilities Relocation and Corporate Restructuring

The $79.0 million charge for the 2007 second quarter primarily consists of general corporate severance related to the transfer of substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia as part of the Corporate Restructuring.

Interest Expense

Interest expense decreased $1.4 million, or 9.2%, principally reflecting the effects of lower interest rates on our variable rate debt, partially offset by higher average debt outstanding.

Investment Income (Loss), Net

The following table summarizes and compares the major components of investment income (loss), net:

	Three Months Ended
	July 1,	June 29,
	2007	2008	Change
	(In Millions)

Net gains (losses):
Cost method investments and limited partnerships	$12.7	$-	$(12.7)
Derivative instruments	3.0	(6.2)	(9.2)
Available-for-sale securities	0.9	0.3	(0.6)
Other	-	(0.1)	(0.1)
Interest income	2.4	0.2	(2.2)
Other than temporary losses	(1.7)	(3.5)	(1.8)
Other	0.3	0.1	(0.2)
	$17.6	$(9.2)	$(26.8)

•
Our recognized net gains (losses) on securities include realized investment gains (losses) from marketable security transactions and realized and unrealized gains (losses) on derivative instruments.  The gains in the 2007 second quarter related to cost investments and limited partnerships represent (1) $8.4 million of gains realized  that did not recur in the current year related to the transfer of several cost method investments from two deferred compensation trusts (“Deferred Compensation Trusts”)  to the Former Executives and (2) $4.3 million of gains on the sale of other cost investments that did not recur in the current year.

•
Our interest income decreased $2.2 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the cash equivalents used in connection with the Corporate Restructuring and interest income recognized in the 2007 second quarter at our former asset management segment.

•
For the second quarter of 2007, the other than temporary losses related to the decline in the market values of four of our available-for-sale investments in CDOs related to Deerfield.  The other than temporary loss in the 2008 second quarter represents a decline in the value of our investment in Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded (“Jurlique”).

All recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and the timing of the sales of our remaining investments.  Any other than temporary losses of our remaining investments are dependent upon the underlying economics and/or volatility in their value as available-for-sale securities and cost method investments and may or may not recur in future periods.

As of June 29, 2008, we had unrealized holding gains and (losses) on available-for-sale securities of $9.1 million and ($6.7) million, respectively, before income taxes included in “Accumulated other comprehensive loss.”  Our evaluation of the unrealized losses has determined that these losses are not other than temporary.  Should we decide to sell any of the investments we hold as of June 29, 2008 on which we have unrealized gains or losses, or if any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize their effect on the related investments at that time.

Other Income, Net

	Three Months Ended
	July 1,	June 29,
	2007	2008	Change
	(In Millions)

Gain on sale of unconsolidated business	$2.6	$-	$(2.6)
Interest income other than on investments	0.2	1.0	0.8
Other	0.4	0.2	(0.2)
	$3.2	$1.2	$(2.0)

•
The gain on sale of unconsolidated business in the 2007 second quarter related to the sale of substantially all of our then remaining investment in Encore Capital Group, Inc. (“Encore”), a former investee of ours.

•	Our interest income other than on investments increased primarily due to the interest income on the REIT Notes.

Benefit From (Provision For) Income Taxes

The effective tax rate benefit for the second quarter of 2007 was 57%, compared to 50% in the second quarter of 2008.  The effective rate is lower in 2008 principally as the result of (1) non-deductible compensation and other non-deductible expenses and their relationship to pre-tax income in both years and (2) recognizing a previously unrecognized contingent tax benefit in connection with the settlement of certain obligations to the Executives in the second quarter of 2007.

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries decreased $1.0 million as a result of the effects of the Deerfield Sale on our Deerfield minority interest.

Net Loss

Our net loss declined $21.1 million to $6.9 million in the 2008 second quarter from $28.0 million in the 2007 second quarter.  This decline is attributed principally to the after tax effects of (1) decreases in facilities relocation and corporate restructuring expenses and related corporate general and administrative expenses and (2) Deerfield’s net loss in the second quarter of 2007, all partially offset by the change in investment income, net from net income in the 2007 second quarter to a net loss in the 2008 second quarter.

Six Months Ended June 29, 2008 Compared with Six Months Ended July 1, 2007

Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2007 first half and the 2008 first half.  Certain percentage changes between these quarters are considered not measurable or not meaningful (“n/m”).

	Six Months Ended
	July 1,	June 29,	Change
	2007	2008	Amount	Percent
	(In Millions Except Restaurant Count and Percents)
Revenues:
Sales	$545.1	$572.9	$27.8	5.1%
Franchise revenues	41.1	42.9	1.8	4.4%
Asset management and related fees	32.7	-	(32.7)	(100.0)%
	618.9	615.8	(3.1)	(0.5)%
Costs and expenses:
Cost of sales	399.9	433.4	33.5	8.4%
Cost of services	13.2	-	(13.2)	(100.0)%
Advertising	38.4	45.0	6.6	17.2%
General and administrative	113.6	87.0	(26.6)	(23.4)%
Depreciation and amortization	34.4	33.7	(0.7)	(2.0)%
Facilities relocation and corporate restructuring	79.4	0.9	(78.5)	(98.9)%
Settlement of preexisting business relationships	-	(0.5)	(0.5)	(100.0)%
	678.9	599.5	(79.4)	(11.7)%
Operating profit (loss)	(60.0)	16.3	76.3	n/m
Interest expense	(30.7)	(27.4)	3.3	10.7%
Investment income (loss), net	40.8	(75.1)	(115.9)	n/m
Other income (expense), net	4.8	(3.4)	(8.2)	n/m
Loss from continuing operations before benefit from income taxes and minority interests	(45.1)	(89.6)	(44.5)	(98.7)%
Benefit from income taxes	28.5	15.2	(13.3)	(46.7)%
Minority interests in income of consolidated subsidiaries	(4.2)	-	4.2	100.0%
Loss from continuing operations	(20.8)	(74.4)	(53.6)	n/m
Loss from disposal of discontinued operations, net of income tax benefit	(0.1)	-	0.1	100.0%
Net loss	$(20.9)	$(74.4)	$(53.5)	n/m

Certain items as a percentage of sales:
Cost of sales	73.4%	75.7%
Gross margin (as defined in “Cost of Sales”)	26.6%	24.3%
Advertising	7.0%	7.9%
Same-store sales (Fifteen Month Method):
Company-owned restaurants	(1.6)%	(2.7)%
Franchised restaurants	0.5%	(1.3)%
Systemwide	(0.1)%	(1.8)%

Sales

Our sales increased $27.8 million, or 5.1%, to $572.9 million for the six months ended June 29, 2008 from $545.1 million for the six months ended July 1, 2007, primarily due to a $42.1 million increase in sales from the 88 net Company-owned restaurants we added since July 1, 2007.  The California Restaurants generated approximately $17.2 million of sales for us during the 2008 first half.  The increase in sales due to the number of Company-owned restaurants added since July 1, 2007 was partially offset by a $14.3 million decrease in sales due to a 2.7% decrease in same-store sales during the 2008 first half (a 3.1% decrease under the Twelve Month Method). Same store sales of our Company-owned restaurants decreased principally due to the same factors discussed under “Sales” in the three month discussion above as well as from winter weather conditions which caused more temporary store closings in certain regions of the country where we have a large number of stores during 2008 for the comparable first quarter periods.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, increased $1.8 million, or 4.4%, to $42.9 million for the six months ended June 29, 2008 from $41.1 million for the six months ended July 1, 2007.  Excluding $1.1 million of rental income from properties leased to franchisees that is included in franchise revenues for the six months ended June 29, 2008, franchise revenues increased $0.7 million reflecting (1) higher royalties of $1.3 million from the net franchised restaurants we have opened since July 1, 2007 as detailed in the table included with our comparable three month discussion above (excluding approximately $0.6 million as a result of the California Restaurant Acquisition), partially offset by a $0.5 million decrease due to a 1.3% decrease in same-store sales of the franchised restaurants in the 2008 first half (a 1.3% decrease under the Twelve Month Method).  In addition, franchise and related fees decreased $0.1 million.  Same-store sales of our franchised restaurants decreased primarily due to the negative factors discussed above under “Sales,” partially offset by the use of incremental national media advertising initiatives in the 2008 first quarter which had a greater positive affect on franchised restaurants than Company-owned restaurants due to the increased exposure in many franchise markets as compared with the Company-owned restaurants’ markets.

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, we no longer have any revenue from asset management and related fees.

Cost of Sales

Our cost of sales increased and resulted in a decrease in gross margin to 24.3% for the six months ended June 29, 2008 from a gross margin of 26.6% for the six months ended July 1, 2007.  Gross margin for the 2008 first half was impacted by the same factors mentioned above in the three month discussion except that the food costs were more unfavorably affected by commodity and other price increases in the first half of 2008 as compared to the same period in 2007.

Cost of Services

As a result of the Deerfield Sale, we no longer incur any cost of services.  For the six months ended July 1, 2007, our cost of services resulted entirely from the management of CDOs and Funds by Deerfield.

Advertising

Our advertising expenses increased to 7.9% of sales for the six months ended June 29, 2008 from 7.0% of sales for the six months ended July 1, 2007 primarily due to the factors discussed in the three month discussion above as well as additional national media advertising in the 2008 first quarter compared to the 2007 first quarter.

General and Administrative

Our general and administrative expenses decreased $26.6 million, or 23.4%, principally due to (1) $15.3 million of corporate general and administrative expenses as a result of the effects of the Corporate Restructuring, (2) $13.2 million of general and administrative expenses incurred in the 2007 first half at our former asset management segment and (3) a $2.0 million decrease in relocation costs principally attributable to additional costs in the prior year related to estimated declines in market value and increased carrying costs for homes we purchased for resale from relocated employees.  These decreases were partially offset by (1) a $1.6 million charge for an ongoing examination of certain franchise tax returns for fiscal years 1998-2004 and (2) a $1.0 million increase in our corporate aircraft costs principally incurred in the 2008 first quarter primarily related to an increase in aircraft maintenance costs for certain engine maintenance, the timing of which is mandated by the Federal Aviation Administration and is based on the manufacturer’s suggested maintenance schedule.

Depreciation and Amortization

Our depreciation and amortization decreased $0.7 million, principally reflecting (1) $3.7 million of depreciation and amortization expenses and impairment charges incurred in the 2007 first half at our former asset management segment and (2) $1.1 million of depreciation and amortization in the 2007 first half related to certain assets purchased as part of our acquisition in 2002 of Sybra which are now fully depreciated.  These decreases were partially offset by (1) a $2.8 million increase primarily related to depreciation on property and equipment for the 88 net Company-owned restaurants added since July 1, 2007, (2) a $0.8 million increase related to the new restaurant equipment primarily related to our major new product offering in the third quarter of 2007 and (3) a $0.6 million increase in restaurant impairment charges as a result of an increased number of underperforming units.

Facilities Relocation and Corporate Restructuring

The charge of $0.9 million during the 2008 first half consisted principally of general corporate charges of $0.8 million related to severance for the New York headquarters’ employees who continued to provide services as employees during the first quarter as a part of the Corporate Restructuring.   In addition, the charge of $79.4 million in the 2007 first half consists primarily of general corporate severance costs principally related to transferring substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia, as discussed in more detail in the three- month discussion.

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

Interest Expense

Interest expense decreased $3.3 million, or 10.7%, principally reflecting (1) the effect of lower interest rates on our variable rate debt and (2) a $1.1 million reversal in the 2008 first quarter of a portion of our interest accrued under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) relating to a tax position that was settled for less than we previously anticipated.  These items were partially offset by the effect of an increase in our average debt outstanding.

Investment Income (Loss), Net

The following table summarizes and compares the major components of investment income (loss), net:

	Six Months Ended
	July 1,	June 29,
	2007	2008	Change
	(In Millions)

Other than temporary losses	$(2.3)	$(71.6)	$(69.3)
Net gains (losses):
Available-for-sale securities	15.4	0.5	(14.9)
Derivative instruments	9.3	(4.8)	(14.1)
Cost method investments and limited partnerships	13.0	-	(13.0)
Interest income	4.8	0.7	(4.1)
Other	0.6	0.1	(0.5)
	$40.8	$(75.1)	$(115.9)

•
The $2.3 million other than temporary loss in the 2007 first half related to the recognition of impairment charges for the decline in market values of four of our then available-for-sale investments held by our former asset management segment.  For the first half of 2008, $68.1 million of the other than temporary losses related to the decline in value of our common stock investment in the REIT discussed above under “Introduction and Executive Overview.” The remaining $3.5 million 2008 other than temporary losses related to the decrease in value of our investment in Jurlique noted in the three month discussion above.

•
Our recognized net gains (losses) on securities include realized investment gains (losses) from marketable security transactions and realized and unrealized gains (losses) on derivative instruments.  The gains in the 2007 first half related to cost investments and limited partnerships represent (1) $8.4 million of gains realized in the prior year that did not recur in the current year related to the transfer of several cost method investments from the Deferred Compensation Trusts to the Former Executives and (2) $4.6 million of gains on the sale of cost investments in the prior year that did not recur in the current year.

•
Our interest income decreased $4.1 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the cash equivalents used in connection with the Corporate Restructuring and interest income recognized in the 2007 first half at our former asset management segment.

All recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and, for available-for-sale securities, the timing of the sales of our investments.  Any other than temporary losses of our remaining investments are dependent upon the underlying economics and/or volatility in their value as available-for-sale securities and cost method investments and may or may not recur in future periods.

Other Income (Expense), Net

	Six Months Ended
	July 1,	June 29,
	2007	2008	Change
	(In Millions)

Deferred cost write-off	$(0.4)	$(5.1)	$(4.7)
Gain on sale of unconsolidated business	2.6	-	(2.6)
Equity in net earnings (losses) of investees	1.2	(0.7)	(1.9)
Interest income other than on investments	0.4	2.3	1.9
Other	1.0	0.1	(0.9)
	$4.8	$(3.4)	$(8.2)

•	The write off of deferred costs in the 2008 first quarter related to a financing alternative that is no longer being pursued.
•	The gain on sale of unconsolidated business is described in the three month discussion above.
•
Our equity in net earnings (losses) in the REIT’s operations decreased from income of $0.9 million for the 2007 first half to a loss of $0.7 million for the 2008 first half.  In addition, during the 2007 first half we recorded $0.3 million equity in the earnings of Encore.

•	Our interest income other than on investments increased primarily due to the interest income on the REIT Notes.

Benefit From Income Taxes

The effective tax rate benefit for the first half of 2007 was 63% compared to 17% in the first half of 2008.  The effective rate is lower in 2008 principally the result of the effect of a tax loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described above in “Introduction and Executive Overview—The Deerfield Sale” partially offset by the effect of (1) recognizing a previously unrecognized contingent tax benefit in connection with the settlement of certain obligations to the Executives and (2) the effect of non-deductible compensation and other non-deductible expenses and their relationship to the pre-tax income in both years.

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries decreased $4.2 million primarily as a result of the effect of the Deerfield Sale on our Deerfield minority interest.

Net Loss

Our net loss increased $53.5 million to $74.4 million in the 2008 first half from $20.9 million in the 2007 first half.  This increase is attributed principally to the after tax effect of our other than temporary loss on our investment in the REIT in the 2008 first quarter and a decrease in recognized net gains on securities to losses in the 2008 first half, partially offset by decreases in facilities relocation and corporate restructuring expenses and related corporate general and administrative expenses.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended June 29, 2008

Cash and cash equivalents (“Cash”) totaled $19.1 million at June 29, 2008 compared to $78.1 million at December 30, 2007.  For the six months ended June 29, 2008, net cash provided by operating activities totaled $23.0 million, which includes the following significant items:

•	Our net loss of $74.4 million;
•
Net non-cash operating investment adjustments of $75.9 million which offset our net loss principally reflecting our other than temporary losses in our investment in the common stock of the REIT and, to a lesser extent, in our investment in Jurlique;

•	Depreciation and amortization of $33.7 million, including impairment charges of $1.4 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $7.3 million;
•	A $5.1 million write-off of deferred costs related to a financing alternative that is no longer being pursued;
•	Our deferred income tax benefit of $15.3 million and
•
A decrease in operating assets and liabilities of $9.3 million principally reflecting a $17.5 million decrease in accounts payable, accrued expenses and other current liabilities due primarily to the payment of bonuses and severance paid in connection with the Corporate Restructuring.

We expect continued positive cash flows from continuing operating activities during the remainder of 2008.

For the six months ended June 29, 2008, in addition to the cash provided by operating activities, we had the following significant uses of cash:

•	Cash capital expenditures totaling $40.4 million principally related to the construction of new restaurants and the remodeling of existing restaurants;
•	Payment of cash dividends totaling $16.1 million;
•	Net repayments of long-term debt of $9.8 million and
•	Cash paid for business acquisitions totaling $9.5 million, including $7.9 million for the California Restaurant Acquisition.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was a deficiency of $81.8 million at June 29, 2008, reflecting a current ratio, which equals current assets divided by current liabilities, of 0.5:1.  The working capital deficit at June 29, 2008 increased $44.9 million from a deficit of $36.9 million at December 30, 2007, primarily due to (1) cash capital expenditures of $40.4 million, (2) $16.1 million in dividend payments and (3) the $9.5 million cost of business acquisitions, exclusive of working capital items.  These items were partially offset by an $18.4 million increase in long-term debt, excluding current portion of long-term debt .

Our total capitalization at June 29, 2008 was $1,095.0 million, consisting of stockholders’ equity of $349.7 million and long-term debt of $745.3 million, including current portion.  Our total capitalization at June 29, 2008 decreased $93.2 million from $1,188.2 million at December 30, 2007 principally reflecting:

•	Cash dividends paid of $16.1 million and the non-cash stock dividend of the REIT shares with a carrying value of $14.5 million;
•	Net loss of $74.4 million, including the $68.1 million recognized other than temporary loss on our common stock investment in the REIT which is not deductible for income tax purposes;
•
The components of “Other comprehensive loss” that bypass net income of $3.1 million principally reflecting the reclassification of $11.1 million of pre-tax unrealized holding losses from accumulated other comprehensive loss to “Investment income (loss), net,” as part of our recognized other than temporary loss on our investment in the REIT.  This reclassification was partially offset by $5.1 million and $1.5 million of unrealized holding losses arising during the 2008 first half on our available-for-sale securities and cash flow hedges, respectively and

•	A $6.0 million net increase in long-term debt, including current portion, which includes $5.8 million of outstanding debt assumed as part of the California Restaurant Acquisition.

Long-term Debt

We have the following obligations outstanding as of June 29, 2008:

•
Credit agreement—We have a credit agreement (the “Credit Agreement”) that includes a senior secured term loan facility (the “Term Loan”) with a remaining principal balance of $541.5 million as of June 29, 2008 which expires on July 25, 2012 and a senior secured revolving credit facility (the “Revolver”) of $100.0 million, which expires on July 25, 2011 and under which there were no borrowings as of June 29, 2008.  During the 2008 second quarter, we borrowed $10 million under the Revolver; however, we paid the amount back in full prior to the end of the quarter.  The availability under the Revolver as of June 29, 2008 was $92.2 million, which is net of $7.8 million of outstanding letters of credit.  The Term Loan requires prepayments of principal amounts resulting from certain events and, on an annual basis, from excess cash flow of the restaurant business as determined under the Credit Agreement (the “Excess Cash Flow Payment”). The Excess Cash Flow Payment for fiscal 2007 of approximately $10.4 million was paid in the second quarter of 2008.

•	Sale-leaseback obligations—We have $117.2 million of sale-leaseback obligations outstanding as of June 29, 2008 which are due through 2028.

•	Capitalized lease obligations—We have $76.4 million of capitalized lease obligations outstanding as of June 29, 2008 which are due through 2036.

•	California Restaurant Acquisition notes—We have $5.8 million of notes payable assumed as part of the California Restaurant Acquisition outstanding as of June 29, 2008 which are due through 2014.

•	Secured bank term loan—We have a secured bank term loan payable in the third quarter of 2008 in the amount of $0.5 million which is outstanding as of June 29, 2008.

•	Leasehold notes—We have $1.7 million of leasehold notes outstanding as of June 29, 2008 which are due through 2018.

•
Convertible notes—We have $2.1 million of convertible notes outstanding as of June 29, 2008 which do not have any scheduled principal repayments prior to 2023 and are convertible into 53,000 shares of our class A common stock and 107,000 shares of our class B common stock, as adjusted due to the dividend of the REIT common stock distributed to our stockholders in April 2008.  The convertible notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the convertible notes plus accrued interest.

Treasury Stock Purchases

Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A and class B common stock.  Under this program, we did not make any treasury stock purchases during the 2008 first half, and we are unable to determine whether we will repurchase any shares under this program in the future.

Sources and Uses of Cash for the Remainder of 2008

Our anticipated consolidated cash requirements for continuing operations for the second half of 2008, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $22.0 million, which includes approximately $9.5 million of cash capital commitments;
•	Regular quarterly cash dividends aggregating up to approximately $16.1 million as discussed below in “Dividends”;
•
Scheduled debt principal repayments aggregating $7.7 million, which includes $3.1 million for the Term Loan, $1.4 million for sale-leaseback obligations, $2.1 million for capitalized lease obligations, $0.5 million for the secured bank term loan, $0.5 million for the California Restaurant Acquisition notes and $0.1 million for leasehold notes;

•	Payments of approximately $7.7 million related to our facilities relocation and corporate restructuring accruals;
•	The costs of any potential business acquisitions, including costs related to the pending merger with Wendy’s;
•	Any additional voluntary prepayments under our Credit Agreement; and
•	A maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A and class B common stock for treasury under our current stock repurchase program as discussed above.

We anticipate meeting all of these requirements through the following sources of cash:

•	Our cash and cash equivalents and short-term investments of approximately $21.4 million;
•	Cash flows from continuing operating activities;
•	Available borrowings under our revolving credit facility discussed above;
•	The potential sale or financing of corporate, non-restaurant assets; and
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

Other Revolving Credit Facility

In addition to the $100.0 million revolving credit facility mentioned above, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, but with respect to which we are deemed to be the primary beneficiary under GAAP, has a fully available $3.5 million line of credit.

Debt Covenants

Our Credit Agreement contains various covenants, as amended during 2007, the most restrictive of which requires (1) periodic financial reporting and (2) meeting certain leverage and interest coverage ratio tests and restricts, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends by ARG indirectly to Triarc.  We were in compliance with all of these covenants as of June 29, 2008 and we expect to remain in compliance with all of these covenants through the remainder of 2008, including through the effect of voluntary prepayments, if necessary.  As of June 29, 2008 there was $7.1 million available for the payment of dividends indirectly to Triarc under the covenants of the Credit Agreement.

A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities or of individual restaurants, which in many cases has not been prepared or reported.  We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant business for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of June 29, 2008, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  None of the lessors has asserted that we are in default of any of those lease agreements.  We do not believe that this non-compliance will have a material adverse effect on our condensed consolidated financial position or results of operations.

Contractual Obligations

There were no material changes to our contractual obligations since December 30, 2007, as disclosed in Item 7 of our 2007 Form 10-K.

Guarantees and Commitments

There were no material changes to our guarantees and commitments since December 30, 2007, as disclosed in Item 7 of our 2007 Form 10-K.

Dividends

    On June 16, 2008, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A common stock and Class B common stock, respectively, aggregating $8.1 million. We currently intend to continue to declare and pay regular quarterly cash dividends; however, there can be no assurance that any regular quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  If we pay regular quarterly cash dividends for the remainder of 2008 at the same rate as paid in our 2008 first and second quarters and do not pay any special cash dividends, our total cash requirement for dividends for the remainder of 2008 would be approximately $16.1 million based on the number of our class A and class B common shares outstanding at July 31, 2008.

The Deerfield Sale

As further described above under “Introduction and Executive Overview—The Deerfield Sale”, on December 21, 2007, we completed the Deerfield Sale and a portion of the proceeds, all of which were non-cash, included the REIT Notes.  The REIT Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) (2.69% at June 29, 2008) plus 5% through December 31, 2009, increase 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The REIT Notes are secured by certain equity interests of the REIT and certain of its subsidiaries.

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, the REIT announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by further deterioration of the global credit markets, and as a result, it sold $2.8 billion of its agency and $1.3 billion of its AAA-rated non-agency mortgage-backed securities and significantly reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4.2 billion, all at a net after-tax loss of $294.3 million to the REIT.

The dislocation in the mortgage sector and current weakness in the broader financial market has adversely impacted, and may continue to adversely impact, the REIT’s cash flows.  However, we received both quarterly interest payments on the REIT Notes which were due through June 30, 2008 on a timely basis.  As of June 29, 2008, based on information available to us, we believe that the principal amount of the REIT Notes is fully collectible.

Income Taxes

Our Federal income tax returns for years subsequent to December 28, 2003 are not currently under examination by the IRS, although some of our state income tax returns are currently under examination.   Certain of these states have issued notices of proposed tax adjustments aggregating $4.1 million which have been accrued in “Current liabilities related to discontinued operations.”  However, we have disputed these notices and believe ultimate resolution will not have a material adverse impact on our condensed consolidated financial position or results of operations.

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

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy's, its directors, Triarc and Trian Partners in the Franklin County, Ohio Court of Common Pleas. The complaint alleges breach of fiduciary duties arising out of the approval of the Merger Agreement on April 23, 2008. The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the Merger, other equitable relief, attorneys fees and other relief as the court deems proper and just. On July 15, 2008, the plaintiffs amended the complaint and Triarc and Trian Partners are no longer named as defendants. Should an unfavorable ruling occur, there exists the possibility of a delay in the consummation of the Merger Agreement.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, individually and on behalf of others similarly situated, against Wendy’s, its directors and Triarc in the Supreme Court of New York, New York County.  The complaint, amended on June 20, 2008, alleges that Wendy's directors breached their fiduciary duties in connection with the approval of the merger agreement on April 23, 2008, and that we aided and abetted such breach.  The complaint alleges also that the documents issued in connection with seeking shareholder approval of the merger agreement are false and misleading.  The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against shareholder votes on the proposed merger, rescission of the merger if consummated, unspecified damages, attorneys' fees and other relief as the court deems proper and just.  The parties have agreed to stay this action pending developments in similar actions pending in Ohio against only Wendy's and its directors.  In the event that this New York action proceeds, we intend vigorously to defend against plaintiffs' claims.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.7 million as of June 29, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Seasonality

Our continuing operations are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements Not Yet Adopted

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs and (3) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning in our 2009 fiscal year and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of minority interests from a liability to a component of stockholders’ equity in our historical consolidated financial statements beginning in our 2009 fiscal year.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions.  The impact will depend upon the nature and terms of such future acquisitions, if any.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, financial performance and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, that SFAS 162 will have on our consolidated financial statements.

Outlook for the Remainder of 2008

Sales

    We anticipate that certain of the negative factors described in “Results of Operations – Sales” above, which affected our 2008 second quarter and first half same-store sales, will continue to adversely impact our customer traffic for the remainder of the 2008 fiscal year.  However, we anticipate the use of (1) a planned increase in national advertising, (2) a strong product and promotional calendar for the rest of the year including product enhancements, which will be offered in conjunction with value promotions and (3) a planned shift in our advertising approach that will focus on these value promotions as a supplement to our core menu will partially offset those negative factors. We also anticipate sales will be positively impacted by an increase in the number of Company-owned restaurants. We presently plan to open approximately 14 new Company-owned restaurants during the remainder of 2008 and close approximately 7 Company-owned restaurants as discussed below.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 32 restaurant leases that are scheduled for renewal or expiration during the remainder of 2008.  We currently have renewed or extended or anticipate the renewal or extension of all but approximately 7 of these leases.

Franchise Revenues

    We expect that our franchise revenues will be affected for the remainder of 2008 by (1) the various factors described above under “Sales,” (2) the benefit our franchisees are expected to receive from our national advertising initiatives and (3) net new restaurant openings by our franchisees.

Gross Margin

We anticipate that our gross margin for the remainder of 2008 will continue to be lower than that for the comparable period in 2007 as a result of (1) cost increases from (a) the rising cost of commodities, (b) legislation which will result in additional increases in Federal and state minimum wages during 2008, (c) the effect of the distribution contracts entered into late in the second quarter of 2007 and (2) the effect of the number of our value-oriented menu offerings during the remainder of 2008 as compared to the same period in 2007.  We expect these negative factors will be partially offset by the favorable impact of (1) the effect on our sales of the selective price increases that were implemented subsequent to the second quarter of 2007 and (2) product enhancements through the rest of 2008.

Advertising

Despite the increase in the 2008 first half and a planned increase in national media events for the remainder of the year, we expect advertising costs as a percentage of sales on a full year basis to remain relatively flat compared to 2007 for the remainder of 2008.

General and Administrative

We expect that our general and administrative expenses will be lower during the remainder of 2008 as compared to the same period in 2007 as a result of the completion of the Corporate Restructuring and the Deerfield Sale.

Depreciation and Amortization

We expect our depreciation and amortization expense for the remainder of 2008 as compared to the same period in 2007 will continue to decrease due to the fact that we had depreciation and amortization and impairment charges at our former asset management segment in 2007 that will not recur in 2008 as a result of the Deerfield sale.  These decreases will be partially offset by depreciation and amortization related to the addition of property and equipment principally for new restaurants.

Facilities Relocation and Corporate Restructuring

We do not expect to incur significant charges with respect to the Corporate Restructuring during the remainder of 2008.

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

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.  We had no significant changes in our management of, or our exposure to, commodity price risk or equity market risk, (with the exception of the reduction in our equity market risk related to our investments in Deerfield Capital Corp, (“DFR” or the “REIT”), which we distributed to our shareholders in April 2008), or foreign currency risk during the six months ended June 29, 2008.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit its impact on our earnings and cash flows.  We have historically used interest rate caps and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows.  As of June 29, 2008 our long-term debt, including current portion, aggregated $745.3 million and consisted of $542.0 million of variable-rate debt, $193.6 million of capitalized lease and sale-leaseback obligations, and $9.6 million of fixed-rate debt.  Our variable interest rate debt includes $541.5 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2012.  The term loan bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) (2.69% at June 29, 2008) plus 2.25%.  In connection with the terms of the related credit agreement, we have three interest rate swap agreements that fix the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount until September 30, 2008, October 30, 2008 and October 30, 2008, respectively.  The expiration of these interest rate swap agreements during 2008 could have a material impact on our interest expense; however, we cannot determine any potential impact at this time because it is dependent on our potential entry into future swap agreements and the direction and magnitude of any changes in the interest rate environment.  The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income or loss component of stockholders’ equity to the extent of the effectiveness of these hedges.  There was no ineffectiveness from these hedges through June 29, 2008.  If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations.  In addition, we continue to have an interest rate swap agreement, with an embedded written call option, in connection with our variable-rate bank loan of which $0.5 million principal amount was outstanding as of June 29, 2008, which effectively establishes a fixed interest rate on this debt so long as the one-month LIBOR is below 6.5%.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.  See below for a discussion of how we manage this risk.

Overall Market Risk

Our overall market risk as of June 29, 2008 includes the senior secured notes of the REIT (“REIT Notes”), which we received in late fiscal 2007 in connection with the sale (the “Deerfield Sale”) of our majority capital interest in Deerfield & Company, LLC (“Deerfield”), our former asset management business, which are discussed in more detail below, as well as, the investments in accounts (the “Equities Account”) that are managed by a management company formed by certain former executives, (the “Management Company”).

At June 29, 2008, as a result of the Deerfield Sale, we held REIT notes with a carrying value of $46.4 million.  The collection of the REIT Notes and related interest are dependent on the cash flows of the REIT. The REIT disclosed during the first quarter of 2008 that it had repositioned its investment portfolio to focus on agency-only residential mortgage backed securities and its asset management segment with its fee-based revenue streams. We are unable to determine the effect that these changes or the dislocation in the mortgage sector and the current weaknesses in the broader financial market will have on the REIT’s cash flows.  Nonetheless, we received both quarterly interest payments on the REIT Notes which were due through June 30, 2008 on a timely basis.  As of June 29, 2008, based on information available to us, we believe that the principal amount of the REIT Notes is fully collectible.

We maintain investment holdings of various issuers, types and maturities.  As of June 29, 2008 these investments were classified in our condensed consolidated balance sheet as follows (in millions):

Investment assets:
Cash equivalents included in “Cash and cash equivalents”	$3.6
Short-term investments	2.3
Investment settlement receivable	0.1
Non-current restricted cash equivalents	4.1
Non-current investments	101.8
$111.9
Investment liabilities included in “Other liabilities”:
Securities sold with an obligation to purchase	$(0.7)
Derivatives in liability positions	(3.2)
Derivative sold with an obligation to purchase	(0.1)
$(4.0)

Included in our investment assets is our Equities Account, which are investments primarily in underperforming companies which the Management Company believes are undervalued and provide opportunity for increases in fair value.  Additionally, the Management Company has and may in the future sell short certain securities which it believes are overvalued. In order to partially mitigate the exposure of the portfolio to market risk, the Management Company employs a hedging program which utilizes a put option on a market index.  In December 2005 we invested $75.0 million in the Equities Account, and in April 2007, as part of the agreements with the former executives, we entered into an agreement under which (1) the Management Company will continue to manage the Equities Account until at least December 31, 2010, (2) we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (3) beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments.  The Equities Account is invested principally in the equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $90.2 million as of June 29, 2008, consisting of $2.1 million in restricted cash equivalents, $91.6 million in investments, $0.5 million in investment-related receivables (included in “Deferred costs and other assets”), less $4.0 million in liability positions related to investments (included in “Other liabilities”) which include securities sold with an obligation to purchase and derivatives in a liability position.  As of June 29, 2008, the derivatives held in our Equities Account investment portfolio consisted of (1) put options on a market index, (2) total return swaps on equity securities, and (3) a number of put and call option combinations on equity securities. We did not designate any of these strategies as hedging instruments and, accordingly all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund money market and bank money market accounts and cash in interest-bearing brokerage and bank accounts with a stable value, $4.1 million of which were restricted as of June 29, 2008.

At June 29, 2008 our investments were classified in the following general types or categories (in millions):

		At Fair	Carrying Value
Type	At Cost	Value (a) (b)	Amount	Percent

Cash equivalents and investment asset positions:
Cash equivalents	$3.6	$3.6	$3.6	3.2%
Non-current restricted cash equivalents	4.1	4.1	4.1	3.7%
Investment settlement receivable	0.1	0.1	0.1	0.1%
Current and non-current investments accounted for as available-for-sale securities	87.3	89.7	89.7	80.1%
Other non-current investments in investment limited partnerships accounted for at cost	2.1	2.5	2.1	1.9%
Other non-current investments accounted for at:
Cost (c)	8.5	10.4	8.5	7.6%
Fair value	2.7	3.8	3.8	3.4%
	$108.4	$114.2	$111.9	100.0%

Investment liability positions:
Security sold with an obligation to purchase	$0.8	$0.7	$0.7	17.5%
Derivatives in liability positions	-	3.2	3.2	80.0%
Derivative sold with an obligation to purchase	-	0.1	0.1	2.5%
	$0.8	$4.0	$4.0	100.0%

(a)	There can be no assurance that we would be able to sell certain of these investments at these amounts.
(b)
Includes $2.1 million of restricted cash equivalents, $87.4 million of non-current available-for-sale securities, $3.8 million of non-current investment derivatives, $0.4 million of non-current cost investments less $0.8 million of securities sold with an obligation to purchase and $3.2 million of derivatives in non-current liability positions that are being managed in the Equities Account by the Management Company until at least December 31, 2010.

(c)
Includes our investment in Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded (“Jurlique”).  This cost investment declined in value in 2008 and therefore we recorded an other than temporary loss of $3.5 million in the second quarter 2008.

Our marketable securities are reported at fair market value and are classified and accounted for as “available-for-sale” with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or loss. Investment limited partnerships and other non-current investments in which we do not have significant influence over the investees are accounted for at cost.  Unrealized holding gains or losses, net of income taxes, for derivatives and securities sold with an obligation to purchase (“short-sales”) are reported as a component of net income or loss.  Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as income or loss in the period in which the securities are sold.  Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees.  We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.  The cost-basis component of investments reflected in the tables above and below represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at June 29, 2008 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy, as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.  As of June 29, 2008, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into for other than trading purposes.

	Carrying	Interest	Equity	Foreign
	Value	Rate Risk	Price Risk	Currency Risk
Cash equivalents	$3.6	$-	$-	$-
Restricted cash equivalents – non-current	4.1	-	-	-
Available-for-sale securities:
Equities Account – restricted	87.4	-	(8.7)	-
Other	2.3	-	(0.2)	-
Investment in Jurlique at carrying value, net of other than temporary loss	5.0	-	(0.9)	(0.9)
Equities Account put options on market index	3.8	-	(2.1)	-
Other investments	5.6	-	(0.5)	-
REIT Notes	46.4	(0.5)	-	-
Interest rate swaps in a liability position	(1.0)	(0.3)	-	-
Security sold with an obligation to purchase	(0.7)	-	(0.1)	-
Investment derivatives in the Equities Account in liability positions:
Put and call option combinations on equity securities	(1.4)	-	(0.5)	-
Total return swap on an equity security	(1.8)	-	(2.2)	(0.2)
Put option on equity security sold with an obligation to purchase	(0.1)	-	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations	(551.7)	(18.4)	-	-

The sensitivity analysis of financial instruments held at June 29, 2008 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at June 29, 2008 and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the table above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

We have not included the potential effect of the credit risk associated with the collectability of the REIT Notes, which is dependent on the cash flows of the REIT as we believe that the principal amount of the REIT Notes is fully collectible.

Our cash equivalents and restricted cash equivalents included $3.6 million and $4.1 million, respectively, as of June 29, 2008 of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of June 29, 2008, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $542.0 million of variable-rate long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations.  Our variable-rate long-term debt outstanding as of June 29, 2008 had a weighted average remaining maturity of approximately four years.  However, as discussed above under “Interest Rate Risk,” we have four interest rate swap agreements, one with an embedded written call option on a portion of our variable-rate debt.  The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements decrease.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and on our financial position. We only have $9.6 million of fixed-rate debt as of June 29, 2008, for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

For investments held since December 30, 2007 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, included in “Other investments” in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities was unchanged since that date as more current information was not readily available. To the extent such entities invest in convertible bonds, which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk.

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

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, Triarc and Trian Partners in the Franklin County, Ohio Court of Common Pleas.  The complaint alleges breach of fiduciary duties arising out of the approval on April 23, 2008 of our merger agreement with Wendy’s.  The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger, other equitable relief, attorneys’ fees and other relief as the court deems proper and just.  On July 15, 2008, the plaintiffs amended the complaint and Triarc and Trian Partners are no longer named as defendants. Should an unfavorable ruling occur, there exists the possibility of a delay in the consummation of the merger agreement.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, individually and on behalf of others similarly situated, against Wendy’s, its directors and Triarc in the Supreme Court of New York, New York County.  The complaint, amended on June 20, 2008, alleges that Wendy's directors breached their fiduciary duties in connection with the approval of the merger agreement on April 23, 2008, and that we aided and abetted such breach.  The complaint alleges also that the documents issued in connection with seeking shareholder approval of the merger agreement are false and misleading.  The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against shareholder votes on the proposed merger, rescission of the merger if consummated, unspecified damages, attorneys' fees and other relief as the court deems proper and just.  The parties have agreed to stay this action pending developments in similar actions pending in Ohio against only Wendy's and its directors.  In the event that this New York action proceeds, we intend vigorously to defend against plaintiffs' claims.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.7 million as of June 29, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008 (our “First Quarter Form 10-Q”), and the risk factors relating to the merger contained in our Registration Statement on Form S-4 (Registration No. 333-151336), as amended, filed with the SEC in connection with our pending merger with Wendy’s, which contains a form of joint proxy statement/prospectus and other relevant materials (our “Form S-4”). Those risk factors could materially affect our business, financial condition or future results.  Except as described in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

In our First Quarter Form 10-Q we added certain risk factors relating to the pending merger with Wendy’s.  Those risk factors are updated as follows:

Risks Relating to the Pending Merger with Wendy’s International, Inc.

The market price of Wendy’s/Arby’s common stock after the merger may be affected by factors different from those previously affecting the shares of Triarc.

The businesses of Triarc and Wendy’s differ in important respects and, accordingly, the results of operations of the combined company and the market price of Wendy’s/Arby’s common stock may be affected by factors different from those affecting the independent results of operations of Triarc.

Triarc and Wendy’s may be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Triarc and Wendy’s and consequently on Wendy’s/Arby’s. These uncertainties may impair Triarc’s and Wendy’s ability to retain and motivate key personnel, and could cause franchisees, suppliers and other third parties that deal with Triarc and Wendy’s to defer decisions concerning Triarc or Wendy’s or seek to change existing business relationships with Triarc or Wendy’s. If key employees depart because of uncertainty about their future roles and the potential complexities of integration or third parties adversely change their existing relationship with Wendy’s or Triarc, the business of Wendy’s/Arby’s following the merger could be harmed. In addition, Triarc’s and Wendy’s franchisees may experience uncertainty about their relationship with their respective franchisors or the combined company following the merger and these uncertainties may impair Triarc’s and Wendy’s ability to retain or attract franchisees. Further, the merger agreement restricts Triarc and Wendy’s from making certain acquisitions and taking other specified actions without the consent of the other until the merger occurs. These restrictions may prevent Triarc and/or Wendy’s from pursuing attractive business opportunities that may arise prior to the completion of the merger.

If the merger is completed, the resulting company may not be able to successfully consolidate business operations and realize the anticipated benefits of the merger.

Realization of the anticipated benefits of the merger, including anticipated synergies and overhead savings, will depend, in large part, on Wendy’s/Arby’s’ ability to successfully eliminate redundant corporate functions and consolidate all public company and shared service responsibilities at the Wendy’s/Arby’s level. The resulting company will be required to devote significant management attention and resources to the consolidation of its business practices and support functions while maintaining the independence of the Arby’s and Wendy’s standalone brands. The challenges Wendy’s/Arby’s may encounter include the following:

•	preserving franchisee, supplier and other important relationships and resolving potential conflicts between the standalone brands that may arise as a result of the merger;
•	consolidating redundant operations, including corporate functions; and
•
addressing differences in business cultures between Arby’s and Wendy’s, preserving employee morale and retaining key employees, maintaining focus on providing consistent, high quality customer service, meeting the operational and financial goals of the resulting company and maintaining the operational goals of each of the standalone brands.

The process of consolidating Triarc’s and Wendy’s corporate level operations could cause an interruption of, or loss of momentum in, the resulting company’s business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the development of corporate synergies through top-level consolidation could have an adverse effect on the business, financial results, financial condition or stock price of the resulting company. The consolidation process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings, improvements in Wendy’s store-level margins and synergies anticipated from the merger will be realized.

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of Triarc because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

Although Triarc and Wendy’s have agreed to use their reasonable best efforts to obtain stockholder/shareholder approval of the proposals relating to the merger, there is no assurance that these proposals will be approved, and there is no assurance that Triarc and Wendy’s will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, Triarc will be subject to several risks, including a lack of focus by the management of Triarc on the core business and strategic development of Triarc as a result of the increased focus by management directed toward the merger and integration planning.

In addition, Triarc would not realize any of the expected benefits of having completed the merger.

If the merger is not completed, the price of Triarc’s common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in Triarc’s business. In addition, Triarc’s business may be harmed, and the prices of their stock may decline as a result, to the extent that employees, franchisees, suppliers and others believe that the companies cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. For example, suppliers may delay or defer decisions, which could negatively affect the business and results of operations of Triarc and Wendy’s, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of Triarc and Wendy’s may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities that could adversely affect Triarc or Wendy’s, as applicable, if the merger is not completed. This may adversely affect the ability of Triarc and Wendy’s to attract and retain key management, marketing and operations personnel, which could harm the companies’ businesses and results.

Triarc stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

Triarc stockholders currently have the right to vote in the election of the board of directors of Triarc and on other matters affecting Triarc. When the merger occurs, because each Wendy’s shareholder will become a stockholder of Wendy’s/Arby’s, the percentage ownership of a Triarc stockholder in Wendy’s/Arby’s will be smaller than the stockholder’s percentage ownership of Triarc; and following the conversion of Triarc Class B common stock to Triarc Class A common stock, shares of Triarc Class A common stock will no longer entitle holders to 10 times the voting power of the holders of Triarc Class B common stock on a per share basis. It is expected that the former shareholders of Wendy’s as a group will own approximately 81% of the outstanding shares of Wendy’s/Arby’s common stock immediately after the merger and the stockholders of Triarc as a group will own approximately 19% of the outstanding shares of Wendy’s/Arby’s common stock immediately after the merger. Because of this, Triarc’s stockholders will have less influence on the management and policies of Wendy’s/Arby’s than they now have on the management and policies of Triarc.

The merger agreement limits Triarc’s ability to pursue an alternative acquisition proposal to the merger.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, prohibits Triarc from soliciting, initiating or knowingly encouraging certain alternative acquisition proposals with any third party. These provisions could limit Triarc’s ability to pursue offers from third parties that could result in greater value to its stockholders.

The merger is subject to the receipt of consent from government entities, which may impose conditions on, jeopardize or delay completion of the merger.

Completion of the merger is conditioned upon filings with and the receipt of required consents, approvals or clearances from the Federal Trade Commission, which we refer to as the FTC, and the Antitrust Division of the U.S. Department of Justice. Triarc and Wendy’s have made initial filings with the FTC and the Antitrust Division; the applicable waiting period terminated on May 28, 2008.

There is no assurance that all of these required consents, approvals and clearances will be obtained, and if they are obtained, they may not be obtained before Triarc stockholders and Wendy’s shareholders vote on the merger. Moreover, if they are obtained, they may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Triarc or Wendy’s. These conditions or divestitures may jeopardize or delay completion of the merger or reduce the anticipated benefits of the merger. The merger agreement requires that Triarc and Wendy’s use reasonable best efforts to satisfy any conditions imposed by such regulatory authorities.

Pending shareholder litigation could prevent or delay the closing of the merger or otherwise negatively impact the business and operations of Triarc and Wendy’s.

Since the announcement of the proposed merger on April 24, 2008 through the date of this report, several purported class action lawsuits have been filed by shareholders of Wendy’s in Ohio and New York state courts. The plaintiffs assert claims of breach of fiduciary duty against Wendy’s and against certain of Wendy’s officers and directors in connection with the merger. Additionally, one of the complaints alleges that Triarc aided in the breaching of fiduciary duties to Wendy’s shareholders.  The complaints seek, among other things, injunctive relief against consummation of the merger, declaratory judgments for breach of fiduciary duties, attorney’s fees and damages in an unspecified amount. The defendants believe the claims are without merit and intend to vigorously defend against them. However, one of the conditions to the closing of the merger is that no law, injunction, order or decree by any court of any competent jurisdiction which prohibits the consummation of the merger shall have been adopted or entered and shall continue to be in effect. No assurances can be given that this litigation will not result in such an injunction being issued, which could prevent or delay the closing of the merger. It is possible that additional lawsuits may be filed against Wendy’s and Triarc asserting similar or different claims. There can be no assurance that the defendants will be successful in the outcome of any of these pending or future lawsuits.

Some of the directors of Triarc have interests in the merger that are different from Triarc stockholders.

When considering the recommendation of the Triarc board of directors to approve the proposals relating to the adoption of the amendment of Triarc’s certificate of incorporation and the issuance of Wendy’s/Arby’s common stock required to be issued in the merger, stockholders of Triarc should be aware that some members of the Triarc board of directors have arrangements that provide them with interests in the merger that are in addition to the interests of Triarc stockholders. These interests include the beneficial ownership by certain of Triarc’s directors of Wendy’s common shares.

Stockholders should consider these interests in conjunction with the recommendations of the directors of Triarc that their respective stockholders vote in favor of the adoption of the merger agreement.

There can be no assurance regarding whether or to what extent Wendy’s/Arby’s will pay dividends on its common stock in the future.

Holders of Wendy’s/Arby’s common stock will only be entitled to receive such dividends as the Wendy’s/Arby’s board of directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of the Wendy’s/Arby’s board of directors and will depend on its earnings, financial condition, cash requirements and such other factors as the Wendy’s/Arby’s board of directors may deem relevant from time to time.

Because Wendy’s/Arby’s will be a holding company, its ability to declare and pay dividends will be dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of any of Wendy’s/Arby’s subsidiaries to pay cash dividends and/or make loans or advances to Wendy’s/Arby’s will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. The ability of any of Wendy’s/Arby’s subsidiaries to pay cash dividends or other payments to Wendy’s/Arby’s will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries.

Although Triarc has historically declared cash dividends on its shares of common stock, Wendy’s/Arby’s will not be required to do so and may reduce dividends on its common stock from the rates historically paid by Triarc or eliminate dividends on its common stock in the future. This could adversely affect the market price of Wendy’s/Arby’s common stock.

In our First Quarter Form 10-Q we also added a risk factor relating to the value of our interest in DFR.  That risk factor is updated as follows:

Other Risks

The value of our interest in DFR is subject to risks related to that business.

At June 29, 2008, we continue to hold approximately $48 million principal amount of senior secured notes of DFR that we received in the Deerfield Sale.  DFR is a diversified financial company that invests in real estate investments, primarily mortgage-backed securities, as well as corporate investments.  At June 29, 2008, the aggregate carrying value of our investment in DFR was approximately $46.4 million.  If the senior secured notes should decline in value other than on a temporary basis, then in the reporting period in which it is determined that the decline is other than temporary, all or a portion of the decline would be required to be recognized in our statement of operations.  Payments to us of principal and interest under the senior secured notes, which mature in December 2012, are dependent on the cash flow of DFR.  DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt.  Among the factors that may adversely affect DFR’s ability to make payments under the senior secured notes are the current weakness in the mortgage sector in particular and the broader financial markets in general.  This weakness could adversely affect DFR and one or more of its lenders, which could result in increases in their borrowing costs, reductions in their liquidity and reductions in the value of the investments in their portfolio, all of which could reduce DFR’s cash flow and adversely affect its ability to make payments to us under the senior secured notes.  Such a condition could result in an impairment charge by us or a provision by us for uncollectible notes receivable which could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second fiscal quarter of 2008:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
March 31, 2008 through April 27, 2008	11,176 Class B	$6.88	---	$50,000,000
April 28, 2008 through May 25, 2008	14,918 Class B	$6.87	---	$50,000,000
May 26, 2008 through June 29, 2008	1,566 Class B	$6.40	---	$50,000,000
Total	27,660 Class B	$6.85	---	$50,000,000

(1)
As publicly announced on June 5, 2007, our then existing $50 million stock repurchase program expired on June 30, 2007, and on July 1, 2007, a new stock repurchase program became effective pursuant to which we may repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock, Series 1 during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warrant and to the extent legally permissible.  No transactions were effected under our stock repurchase program during the first half of 2008.

(2)
Includes 5,666 shares of Class B Common Stock, Series 1, of restricted stock which had been granted during 2007 and were cancelled in 2008 and 21,994 shares tendered as payment of the statutory minimum withholding taxes under the Company’s Amended and Restated Equity Participation Plans for vested restricted shares.  The shares were valued at the closing price of our Class B Common Stock, Series 1, on the respective dates of activity.

Item 5.  Other Information.

On July 25, 2008, we announced entering into a consulting and employment agreement with J. David Karam.  The agreement contemplates that Mr. Karam will initially provide special consulting services relating primarily to the integration of businesses of Triarc and Wendy’s in advance of the consummation of the pending merger and that after consummation of the merger Mr. Karam will serve as President of Wendy’s.

During the consulting period, Mr. Karam will report solely to the CEO of Triarc.  Mr. Karam will receive a consulting fee of $25,000 per month and it is anticipated that he will devote approximately eight days per month to such consulting services.  The consulting period may be terminated by either party at any time on thirty days advance written notice and Mr. Karam will be entitled to receive any accrued but unpaid consulting fees and any outstanding business expense reimbursements. If the merger is not consummated, the consulting period and the agreement will expire on December 31, 2008.

If the merger is consummated by December 31, 2008, then the agreement will be assigned to Wendy’s, the consulting period will terminate, and Mr. Karam will become President of Wendy’s.  In this capacity, he will report solely to the Wendy’s CEO and Triarc CEO.  Mr. Karam’s employment in this position will be for an initial three year period and will then be automatically extended for additional one year periods unless either party provides a notice of non-renewal at least 120 days prior to the expiration of the then-current term.  Mr. Karam will receive a base salary of $900,000, and will be eligible to earn a bonus annually.  Mr. Karam’s target bonus will be equal to 100% of his base salary for the fiscal year if Wendy’s achieves its target performance goals and his ‘stretch’ bonus will be equal to 200% of his base salary for the fiscal year if Wendy’s achieves or exceeds its ‘stretch’ performance goals. With respect to fiscal year 2008, Mr. Karam is entitled to a pro-rata target bonus based on the number of days worked by Mr. Karam for Wendy’s during the fiscal year.  With respect to fiscal year 2009, Mr. Karam is guaranteed an annual bonus equal to 50% of his base salary, provided he remains employed by Wendy’s through December 31, 2009.

Effective as of the consummation of the merger, Mr. Karam will be granted a 10-year option to purchase 1,600,000 shares of Triarc Class A common stock pursuant to the Wendy’s 2007 Stock Incentive Plan, which will vest over a 4-year period, 25% on each anniversary of the date of the consummation of the merger, provided Mr. Karam remains employed on each vesting date.  The options will immediately vest in full and become exercisable upon a change in control (as defined in the agreement).  Mr. Karam will also be eligible to receive additional equity-based awards during his employment.

During the employment period, Mr. Karam will generally be entitled to participate in all of Wendy’s employee benefit plans and programs and will be entitled to four weeks of annual paid vacation each calendar year, reimbursement of all reasonable business expenses and a car allowance.  Mr. Karam is also entitled to be reimbursed by Triarc for up to $50,000 for all legal fees and related expenses reasonably incurred in connection with the negotiation and execution of the agreement.

Upon any termination of employment, Mr. Karam is entitled to receive any accrued but unpaid base salary, vacation time, incentive bonus and any outstanding business expense reimbursements.  Additionally, if Mr. Karam’s employment is terminated by Wendy’s without “Cause” or by Mr. Karam for “Good Reason” (each as defined in the agreement), he will receive a lump sum cash amount equal to two times the sum of his base salary and target bonus.  Wendy’s will also pay the cost for Mr. Karam and his dependents to continue to participate in any of Wendy’s group health plans or life insurance plans for an 18 month period following termination.  If this cash severance payment and health benefits continuation for Mr. Karam would trigger an excise tax, then in certain circumstances Mr. Karam will be entitled to receive a “gross-up payment” with respect to such payment and benefits, as more fully described in the agreement.

All outstanding equity awards held by Mr. Karam will become fully vested upon termination of his employment by Wendy’s without Cause or by Mr. Karam for Good Reason and will remain exercisable until the earlier of one year following such termination or the scheduled expiration date of the award.  Mr. Karam’s equity awards will also be treated in this manner if his employment is terminated due to his death or disability.  In order to receive payments or benefits payable to Mr. Karam as a result of his termination for Cause or without Good Reason, he must execute a waiver and general release of claims in favor of Triarc, Wendy’s, their subsidiaries and affiliates, and other related parties.

The agreement also contains restrictive covenants, including non-competition and non-solicitation covenants.  Mr. Karam will be subject to the non-competition covenant either (i) for two years following termination of employment if it is terminated by Wendy’s without Cause or by him for Good Reason or (ii) for one year following termination of employment if it occurs for any other reason or following termination of the consulting period if the consulting period is terminated for any reason prior to completion of the merger.  Mr. Karam also agrees that for one year following termination of employment or of the consulting period he will not solicit any individual employed by Triarc, Wendy’s and their respective affiliates or who was employed by them during the six-month period prior to such solicitation.

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
99.1
Consulting and Employment Agreement dated July 25, 2008, between Triarc Companies, Inc. and J. David Karam, incorporated by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated July 25, 2008 (SEC file no. 1-2207).

_______________________
*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIARC COMPANIES, INC. (Registrant)
Date: August 5, 2008	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 5, 2008	By: /s/ Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
99.1
Consulting and Employment Agreement dated July 25, 2008, between Triarc Companies, Inc. and J. David Karam, incorporated by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated July 25, 2008 (SEC file no. 1-2207).

_______________________
*	Filed herewith.