Form 10-Q
period 2008-11-06
WENDY'S/ARBY'S GROUP, INC.
filed 2008-11-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207

WENDY’S/ARBY’S GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, GA	30338
(Address of principal executive offices)	(Zip Code)

                                   (678) 514-4100
(Registrant’s telephone number, including area code)

                                      TRIARC COMPANIES, INC.
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

Yes  [  ]         No   [X]

There were 469,769,742 shares of the registrant’s common stock outstanding as of October 31, 2008.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	September 28,
	2007(A)	2008
		(Unaudited)
	(In Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$78,116	$26,032
Short-term investments	2,608	-
Accounts and notes receivable	27,610	21,489
Inventories	11,067	11,417
Deferred income tax benefit	24,921	15,046
Prepaid expenses and other current assets	25,932	30,626
Total current assets	170,254	104,610
Restricted cash equivalents	45,295	3,958
Notes receivable	46,219	46,486
Investments	141,909	70,452
Properties	504,874	513,022
Goodwill	468,778	477,387
Other intangible assets	45,318	47,617
Deferred income tax benefit	4,050	25,746
Deferred costs and other assets	27,870	32,892
	$1,454,567	$1,322,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$27,802	$54,915
Accounts payable	54,297	52,684
Accrued expenses and other current liabilities	117,785	115,499
Current liabilities related to discontinued operations	7,279	5,651
Total current liabilities	207,163	228,749
Long-term debt	711,531	666,240
Deferred income	10,861	14,139
Other liabilities	75,180	78,653
Minority interests in consolidated subsidiaries	958	154
Stockholders’ equity:
Class A common stock	2,955	2,955
Class B common stock	6,402	6,410
Additional paid-in capital	291,122	291,331
Retained earnings	167,267	42,715
Common stock held in treasury	(16,774)	(13,180)
Accumulated other comprehensive income (loss)	(2,098)	4,004
Total stockholders’ equity	448,874	334,235
	$1,454,567	$1,322,170

(A)  Derived from the audited consolidated financial statements as of December 30, 2007.

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
	(In Thousands Except Per Share Amounts)
	(Unaudited)
Revenues:
Sales	$285,496	$287,641	$830,566	$860,560
Franchise revenues	21,777	22,730	62,855	65,679
Asset management and related fees	16,940	-	49,659	-
	324,213	310,371	943,080	926,239
Costs and expenses:
Cost of sales	210,940	222,206	610,799	655,643
Cost of services	6,562	-	19,760	-
Advertising	20,929	17,674	59,316	62,674
General and administrative	42,009	36,075	155,567	123,108
Depreciation and amortization	20,022	30,701	54,411	64,387
Facilities relocation and corporate restructuring	1,807	(82)	81,254	812
Settlement of preexisting business relationships	-	-	-	(487)
	302,269	306,574	981,107	906,137
Operating profit (loss)	21,944	3,797	(38,027)	20,102
Interest expense	(15,489)	(13,585)	(46,164)	(41,020)
Investment (loss) income, net	(1,083)	(1,376)	39,690	(76,497)
Other income (expense), net	1,101	1,062	5,866	(2,279)
Income (loss) from continuing operations before income taxes and minority interests	6,473	(10,102)	(38,635)	(99,694)
(Provision for) benefit from income taxes	(4,174)	(2,938)	24,385	12,292
Minority interests in (income) loss of consolidated subsidiaries	1,432	(326)	(2,832)	(340)
Income (loss) from continuing operations	3,731	(13,366)	(17,082)	(87,742)
Income (loss) from disposal of discontinued operations, net of income taxes	-	1,219	(149)	1,219
Net income (loss)	$3,731	$(12,147)	$(17,231)	$(86,523)

Basic and diluted income (loss) per share:
Class A and Class B common stock:
Continuing operations	$0.04	$(0.14)	$(0.19)	$(0.95)
Discontinued operations	-	0.01	-	0.01
Net income (loss)	$0.04	$(0.13)	$(0.19)	$(0.94)

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 28,
	2007	2008
	(In Thousands)
	(Unaudited)
Cash flows from continuing operating activities:
Net loss	$(17,231)	$(86,523)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Operating investment adjustments, net (see below)	(24,813)	78,259
Depreciation and amortization	54,411	64,387
Write-off and amortization of deferred financing costs	1,509	7,281
Share-based compensation provision	8,316	3,932
Receipt of deferred vendor incentive, net of amount recognized	2,241	3,743
Straight-line rent accrual	4,746	3,233
Equity in undistributed (earnings) losses of investees	(873)	754
Minority interests in income of consolidated subsidiaries	2,832	340
Deferred income tax benefit	(24,872)	(13,466)
Facilities relocation and corporate restructuring, net provision (payments)	78,332	(4,353)
Unfavorable lease liability recognized	(3,301)	(3,372)
Loss (income) from discontinued operations	149	(1,219)
Payment of withholding taxes related to share-based compensation	(4,793)	(177)
Other, net	(53)	1,328
Changes in operating assets and liabilities:
Accounts and notes receivable	15,328	(2,508)
Inventories	325	64
Prepaid expenses and other current assets	(7,137)	152
Accounts payable, accrued expenses and other current liabilities	(44,946)	(9,399)
Net cash provided by continuing operating activities	40,170	42,456
Cash flows from continuing investing activities:
Capital expenditures	(56,270)	(58,401)
Cost of business acquisitions, less cash acquired	(1,529)	(9,540)
Capitalized Wendy’s merger costs	-	(7,543)
Investment activities, net (see below)	33,013	34,205
Proceeds from dispositions of assets	2,615	690
Other, net	457	(391)
Net cash used in continuing investing activities	(21,714)	(40,980)
Cash flows from continuing financing activities:
Proceeds from issuance of long-term debt	15,908	53,668
Repayments of notes payable and long-term debt	(15,948)	(89,313)
Dividends paid	(24,162)	(16,101)
Net distributions to minority interests	(7,911)	(1,144)
Other	207	-
Net cash used in continuing financing activities	(31,906)	(52,890)
Net cash used in continuing operations	(13,450)	(51,414)
Net cash used in operating activities of discontinued operations	(130)	(670)
Net decrease in cash and cash equivalents	(13,580)	(52,084)
Cash and cash equivalents at beginning of period	148,152	78,116
Cash and cash equivalents at end of period	$134,572	$26,032

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30,	September 28,
	2007	2008
	(In Thousands)
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses (a)	$7,473	$79,686
Net recognized (gains) losses from trading securities and derivatives and securities sold short	(1,842)	812
Other net recognized gains	(37,188)	(2,239)
Proceeds from sales of trading securities	6,018	-
Other	726	-
	$(24,813)	$78,259
Investing investment activities, net:
Cost of available-for-sale securities and other investments purchased	$(71,484)	$(82,505)
(Increase) decrease in restricted cash collateralizing securities obligations or held for investment	(28,546)	40,454
Proceeds from sales of available-for-sale securities and other investments	133,043	75,373
Other	-	883
	$33,013	$34,205
Supplemental disclosures of cash flow information:
Cash paid during the period in continuing operations for:
Interest	$44,771	$37,692
Income taxes, net of refunds	$4,141	$2,944
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$70,108	$66,039
Capital expenditures paid in cash	(56,270)	(58,401)
Non-cash capitalized lease and certain sales-leaseback obligations	$13,838	$7,638

Non-cash additions to long-term debt	$3,747	$9,621

(a) The 2008 amount relates to other than temporary losses of $68,086 in our investment in Deerfield Capital Corp. common stock as described in Note 3, $6,500 in our investment in Jurlique International Pty Ltd. and $5,100 in the value of certain of our available for sale securities as described in Note 10.

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
Notes to Condensed Consolidated Financial Statements
September 28, 2008
(In Thousands Except Share Data)
(Unaudited)

(1)	Basis of Presentation

Effective September 29, 2008, in conjunction with the merger with Wendy’s International, Inc. (“Wendy’s”) (see Note 2) the corporate name of Triarc Companies, Inc. (“Triarc”) changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “We”).  The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In our opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of the end of the nine-month period and results of operations for the three-month and nine-month periods and our cash flows for the nine-month periods set forth in the following paragraph.  Because the merger with Wendy’s did not occur until our 2008 fourth quarter, Wendy’s financial position and results of operations are not included in our financial statements contained in this report.  Wendy’s financial position as of September 28, 2008 and results of operations for the three and nine month periods ended September 28, 2008 and September 30, 2007 can be found in our Current Report on Form 8-K being filed with the SEC on or about the same date that this Quarterly Report on Form 10-Q is filed.  The results of operations for the nine-month period ended September 28, 2008 will not be indicative of the results to be expected for the full 2008 fiscal year due, in part, to the effect in the nine months ended September 28, 2008 of the other than temporary losses related to our investment in Deerfield Capital Corp. (“DFR”) as described in Note 3 and the effect on our 2008 fourth quarter from the merger with Wendy’s.   These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our third quarter of fiscal 2007 commenced on July 2, 2007 and ended on September 30, 2007 (the “three months ended September 30, 2007” or the “2007 third quarter”).  Our third quarter of fiscal 2008 commenced on June 30, 2008 and ended on September 28, 2008 (the “three months ended September 28, 2008” or the “2008 third quarter”).  Our first nine months of fiscal 2007 commenced on January 1, 2007 and ended on September 30, 2007 (the “nine months ended September 30, 2007” or the “2007 first nine months”).  Our first nine months of fiscal 2008 commenced on December 31, 2007 and ended on September 28, 2008 (the “nine months ended September 28, 2008” or the “2008 first nine months”).  Each quarter contained 13 weeks and each nine-month period contained 39 weeks. Our 2007 third quarter and first nine months included the calendar basis reported results of Deerfield & Company, LLC (“Deerfield”), our former subsidiary which was sold (the “Deerfield Sale”) on December 21, 2007 (see Note 3).  This difference in reporting basis is not material to our condensed consolidated financials statements.  With the exception of Deerfield, all references to years, nine-month periods, and quarters relate to fiscal periods rather than calendar periods.

(2)	Merger with Wendy’s International, Inc.

On September 29, 2008, Triarc and Wendy’s completed their previously announced merger in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of 4.25 shares of Wendy’s/Arby’s Class A common stock for each Wendy’s common share owned.

In the merger, approximately 377,000,000 shares of Wendy’s/Arby’s common stock were issued to Wendy’s shareholders.  The merger value of approximately $2.5 billion for financial reporting purposes is based on the 4.25 conversion factor of the Wendy’s outstanding shares as well as previously issued restricted stock awards both at a value of $6.57 per share which represents the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of the outstanding Wendy’s/Arby’s common stock immediately following the merger.  In addition, effective on the date of the Wendy’s merger, our Class B Common Stock was converted into Class A Common Stock.

The merger will be accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  In accordance with this standard, we have concluded that Wendy’s/Arby’s will be the acquirer for financial accounting purposes.  The total merger value will be allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the excess recognized as goodwill.  Wendy’s operating results will be included in our financial statements beginning on the merger date.

Outstanding Wendy’s stock options and other equity awards were converted upon completion of the merger into stock options and equity awards with respect to Wendy’s/Arby’s common stock, based on the 4.25:1 exchange ratio.  As of the merger date, all outstanding Wendy’s performance units became fully vested at the highest level of performance objectives and were settled in cash for $6,150 in October 2008, based on the fair market value of Wendy’s common shares at the time of the merger.

As of September 28, 2008, our deferred costs related to the merger, which will be included in the total consideration to be allocated to the assets acquired and liabilities assumed, were $18,529 and are included in “Deferred costs and other assets” on the accompanying unaudited condensed consolidated balance sheet.

Certain pre-merger executive and other officers of Wendy’s had employment agreements which included change in control provisions.  The total value of these provisions at the merger date was $36,665.  Prior to the completion of the merger, the full amount was transferred into a rabbi trust and will be paid to each executive in accordance with the terms of their respective agreements.

The Wendy’s® and Arby’s® brands will continue to operate independently, with headquarters in Dublin, Ohio and Atlanta, Georgia, respectively. A consolidated support center will be based in Atlanta, Georgia and will oversee all public company responsibilities as well as other shared service functions. Upon completion of the merger on September 29, 2008, the combined company had 10,360 system wide restaurants in 50 states and 21 foreign countries and territories, of which 2,577 were owned and operated by Wendy’s/Arby’s and 7,783 were owned and operated by independent franchisees.

(3)         Deerfield Sale and Related Transactions

Deerfield Sale

As described in Note 3 to our consolidated financial statements contained in our Form 10-K, on December 21, 2007, we completed the Deerfield Sale resulting in non-cash proceeds aggregating $134,608 consisting of 9,629,368 shares of convertible preferred stock of DFR with a then estimated fair value of $88,398 and $47,986 principal amount of series A senior secured notes of a subsidiary of DFR due in December 2012 (the “DFR Notes”) with a then estimated fair value of $46,210.  We also retained ownership of 205,642 common shares in DFR as part of a pro rata distribution to the members of Deerfield prior to the Deerfield Sale.  The Deerfield Sale resulted in a pretax gain of $40,193 which was recorded in the fourth quarter of 2007.

The DFR Notes bear interest at the three-month LIBOR (3.76% at September 26, 2008) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.  The $1,776 original imputed discount on the DFR Notes is being accreted to “Other income (expense), net” in the accompanying unaudited condensed consolidated statement of operations using the interest rate method.  The DFR Notes, net of unamortized discount, are reflected as “Notes receivable” in the accompanying unaudited condensed consolidated balance sheets.

Conversion of Convertible Preferred Stock and Dividend of DFR Common Stock

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which also included the 205,642 common shares of DFR discussed above, to our stockholders. The dividend, which was valued at $14,464, was paid on April 4, 2008 to holders of record of our class A common stock (the “Class A Common Stock”) and our class B common stock (the “Class B Common Stock”) on March 29, 2008.

Other than Temporary Losses and Equity in Losses of DFR

On March 18, 2008, in response to unanticipated credit and liquidity events in the first quarter of 2008, DFR announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by deterioration of the global credit markets and, as a result, it sold $2,800,000 of its agency and $1,300,000 of its AAA-rated non-agency mortgage-backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4,200,000, all at a net after-tax loss of $294,300 to DFR.

Based on the events described above and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629,368 common shares, which were received upon the conversion of the convertible preferred stock as of March 11, 2008, as well as the 205,642 common shares which were distributed to us in connection with the Deerfield Sale, were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Investment (loss) income, net,” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 28, 2008 of $67,594 (without tax benefit as described below) which included $11,074 of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity in the accompanying 2007 condensed consolidated balance sheet.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders on April 4, 2008.  We also recorded an additional impairment charge from March 11, 2008 through March 29, 2008 of $492. As a result of the dividend, the income tax loss that resulted from the decline in value of our investment of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $754 of equity in net losses of DFR which are included in “Other income (expense), net” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 28, 2008 related to our investment in the 205,642 common shares of DFR discussed above which were accounted for on the equity method through the Determination Date.

The dislocation in the mortgage sector and continuing weakness in the broader financial market has adversely impacted, and may continue to adversely impact, DFR’s cash flows and DFR has reported operating losses for the first six months of 2008.  However, we have received timely payment of all three quarterly interest payments on the DFR Notes due to date.  Additionally, on October 15, 2008 we received a $1,070 dividend on the convertible preferred stock which we previously held.  Based on the Deerfield Sale agreement, payment of a dividend by DFR on this preferred stock was dependent on DFR’s board of directors declaring and paying a dividend on DFR’s common stock. The first dividend to be declared on their common stock following the date of the Deerfield Sale was declared in our 2008 third quarter and paid on October 15, 2008.  Therefore, during the 2008 third quarter, we recognized the dividend income from DFR.  Certain expenses totaling $6,201 related to the Deerfield Sale, which were a liability of the Company and for which we had an equal offsetting receivable from DFR as of December 30, 2007, were paid by DFR during 2008.  DFR qualified for REIT status in previous quarters; however, on October 2, 2008, DFR announced, among other things, its conversion to a C corporation and the termination of its REIT status.  Updated financial information from DFR for their 2008 third quarter ended September 30, 2008 will not be available until the filing of DFR’s Form 10-Q.  Based on current publicly-available information and the other factors discussed above, we believe the DFR Notes are fully collectible.

(4)	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, as amended, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability.  The methods used to measure fair value should be based on the assumptions that market participants would use in pricing an asset or a liability (“Market Value Approach”).  SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption.   FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In addition, FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), defers the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year, except for items recognized or disclosed on a recurring basis at least annually.  FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active,” (“FSP FAS 157-3”) clarifies the application of SFAS 157 when the market for a financial asset is inactive.  This new guidance illustrates the fact that approaches other than the Market Value Approach to determining fair value may be appropriate for instruments such as those for which the market is no longer active.  In utilizing these other approaches, however, the guidance reiterates certain of the measurement principles described in SFAS 157.  SFAS 157 was, with some limited exceptions, applied prospectively and was effective commencing with our first fiscal quarter of 2008, with the exception of the areas mentioned above under which exemptions to or deferrals of the application of certain aspects of SFAS 157 apply.  Our adoption of SFAS 157 and the related staff positions in 2008 did not result in any change in the methods we use to measure the fair value of our financial assets and liabilities. We are presenting the expanded fair value disclosures of SFAS 157 below.

SFAS 157 and related staff positions valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.  In some cases, observable market data may require significant adjustment to meet the objective of fair value, particularly in cases of markets that are no longer active.  If the adjustment is significant, the measurement would be considered Level 3.

Level 3 Inputs— Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the asset and liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

Our financial assets and liabilities as of September 28, 2008 include available-for-sale investments, investment derivatives and various investments in liability positions.  The available-for-sale securities, investment derivatives, and various investments in liability positions include those managed (the “Equities Account”) by a management company formed by our Chairman and then Chief Executive Officer and our Vice Chairman and then President and Chief Operating Officer (the “Former Executives”) and a director who is also our former Vice Chairman (the “Management Company”).  We determine fair value of our available-for-sale securities and investment derivatives principally using quoted market prices, broker/dealer prices or statements of account received from investment managers, which were principally based on quoted market or broker/dealer prices.  We determine fair value of our interest rate swaps using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.  We believe that these fair value determinations still follow appropriate methodology even given recent changes in the overall financial markets.

The fair values of our financial assets or liabilities and the hierarchy of the level of inputs are summarized below:

	September 28,	Fair Value Measurements at September 28, 2008 Using
	2008	Level 1	Level 2	Level 3

Assets
Available-for-sale securities:
Equities Account – restricted (a)	$55,896	$55,896	$-	$-
Investment derivatives in the Equities Account:
Put options on market index-restricted (a)	6,244	6,244	-	-
Total return swap on an equity security – restricted (a)	160	160	-	-
Total assets	$62,300	$62,300	$-	$-

Liabilities
Interest rate swaps in a liability position (included in “Accrued expenses and other current liabilities”)	$165	$-	$165	$-
Investment derivatives in the Equities Account:
Put and call option combinations on an equity security-restricted (b)	1,111	1,111	-	-
Total return swap on equity securities-restricted (b)	1,324	1,324	-	-
Total liabilities	$2,600	$2,435	$165	$-

(a)
Included in “Investments” on the accompanying unaudited condensed consolidated balance sheet as of September 28, 2008.  Investments also include $8,152 of cost basis investments.  During the fourth quarter of 2008, we have experienced additional losses on our available for sale securities (see Note 10).

(b)	Included in “Other liabilities” on the accompanying unaudited condensed consolidated balance sheet as of September 28, 2008.

 (5)       Other Business Acquisitions

We completed the acquisitions of the operating assets, net of liabilities assumed, of 45 franchised restaurants, including 41 restaurants in the California market, in two separate transactions during the nine months ended September 28, 2008.  The total consideration, before post-closing adjustments, for the acquisitions was $15,809 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $680 of related expenses.  The aggregate purchase price of $16,296 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Settlement of preexisting business relationships” in the accompanying unaudited condensed consolidated statement of operations.   Further, we paid an additional $15 during the nine months ended September 28, 2008 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2007.  The impact of these acquisitions on our results of operations for the three and nine months ended September 28, 2008 was not material.  Therefore, no pro forma information has been included herein.

We completed the acquisitions of the operating assets, net of liabilities assumed, of 10 franchised restaurants during the nine months ended September 30, 2007.  The total consideration, before post-closing adjustments, for the acquisitions was $2,217 consisting of (1) $1,141 of cash (before consideration of $10 of cash acquired), (2) the assumption of $700 of debt and (3) $376 of related expenses.  Further, we paid an additional $12 in the nine months ended September 30, 2007 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2006.

(6)	Impairment of Long-lived Assets

The following is a summary of our impairment losses included in “Depreciation and amortization” in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008

Restaurants, primarily properties	$95	$4,580	$902	$5,997
Asset management segment	3,028	-	4,137	-
General corporate	-	9,623	-	9,623
	$3,123	$14,203	$5,039	$15,620

The restaurant impairment losses reflect (1) impairment charges resulting from the deterioration in operating performance of certain restaurants and (2) additional charges for investments in restaurants impaired in a prior year which did not subsequently recover.

We account for goodwill under the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which specifies that goodwill should not be amortized.  Our policy is to evaluate goodwill for impairment at least annually or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company.

During 2008, the quick service restaurant industry has experienced an adverse change in business climate which, under SFAS 142, could be an indicator that a reduction in the fair value of the Company has occurred.  Accordingly, management performed an interim goodwill impairment test in accordance with SFAS 142.  Although we report our Company-owned restaurants and our franchising of restaurants as one business segment and acquired Sybra, LLP (“Sybra”) and RTM Restaurant Group (“RTM”) with the expectation of strengthening and increasing the value of our Arby’s brand, our Company-owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under SFAS 142.  Accordingly, goodwill is tested for impairment at the Company-owned restaurant level based on its separate cash flows independent of the Company’s strategic reasons for owning restaurants.  The reporting unit for Company-owned restaurants includes the restaurants acquired in both the December 2002 acquisition of Sybra and the July 2005 acquisition of RTM (the “RTM Acquisition”).  Management performed a discounted cash flow analysis using updated forward looking projections of estimated future operating results of our Company-owned restaurants.  Based on the results, management has concluded that our fair value of the Company-owned restaurants exceeds their carrying value at September 28, 2008.  Accordingly, goodwill is not impaired as of September 28, 2008.

We will perform our annual review of goodwill during the fourth quarter of 2008.  As noted above, we anticipate that the factors which have negatively impacted our Company-owned restaurant margins through the first nine months of 2008 will continue to negatively impact Company-owned restaurant margins in the 2008 fourth quarter.  Continued deterioration  of Company-owned store results may result in an impairment of our goodwill.

We intend to dispose of one of our Company-owned aircraft as soon as practicable.  As a result, we have classified this asset as held-for-sale as of September 28, 2008 and recorded a general corporate impairment charge during the 2008 third quarter to reflect its fair value as a result of the recent appraisal related to the potential sale.

(7)	Facilities Relocation and Corporate Restructuring

The facilities relocation charges incurred and recognized in our restaurant business for the nine-month periods ended September 30, 2007 and September 28, 2008 of $315 and $120, respectively, principally related to changes in the estimated carrying costs for real estate we purchased under terms of employee relocation agreements entered into as part of the RTM Acquisition.  We do not currently expect to incur additional facilities relocation charges with respect to the RTM Acquisition.

The general corporate charges for the nine months ended September 30, 2007 and September 28, 2008 of $80,939 and $692, respectively, principally relate to the transfer of substantially all of our senior executive responsibilities to the executive team of Arby’s Restaurant Group, Inc. (“ARG”), a wholly-owned subsidiary, (the “Corporate Restructuring”) as further described in Notes 18 and 28 to the consolidated financial statements contained in our Form 10-K.  In April 2007, we announced that we would be closing our New York headquarters and combining our corporate operations with our restaurant operations in Atlanta, Georgia. This transfer of responsibilities was completed in early 2008.  Accordingly, to facilitate this transition, we entered into contractual settlements (the “Contractual Settlements”) with the Former Executives evidencing the termination of their employment agreements and providing for their resignation as executive officers effective June 29, 2007. The effect of severance arrangements entered into with other New York headquarters’ executives and employees were recorded based on their terms.  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives. The additional provision of $692 in 2008 primarily related to current period charges for the transition severance arrangements of the other New York headquarters’ employees who continued to provide services as employees during the 2008 first half.  We do not currently expect to incur additional charges with respect to the Corporate Restructuring.

The components of the facilities relocation and corporate restructuring charges and an analysis of activity in the facilities relocation and corporate restructuring accrual during the nine-month periods ended September 30, 2007 and September 28, 2008 are as follows:

	Nine Months Ended
	September 30, 2007

	Balance				Balance
	December 31,			Asset	September 30,
	2006	Provision	Payments	Write-offs	2007
Restaurant Business:
Cash obligations:
Employee relocation costs	$134	$315	$(115)	$-	$334
Other	687	-	(624)		63
Total restaurant business	821	315	(739)	-	397
General Corporate:
Cash obligations:
Severance and retention incentive compensation	-	80,104	(2,183)	-	77,921
Non-cash charges:
Loss on sale of properties and other assets	-	835	-	(835)	-
Total general corporate	-	80,939	(2,183)	(835)	77,921
	$821	$81,254	$(2,922)	$(835)	$78,318

	Nine Months Ended
	September 28, 2008
					Total
					Expected
	Balance			Balance	and
	December 30,			September 28,	Incurred
	2007	Provision	Payments	2008	to Date
Restaurant Business:
Cash obligations:
Employee relocation costs	$591	$120	(639)	$72	$4,651
Other	-	-	-	-	7,471
	591	120	(639)	72	12,122
Non-cash charges	-	-	-	-	719
Total restaurant business	591	120	(639)	72	12,841
General Corporate:
Cash obligations:
Severance and retention incentive compensation	12,208	692	(4,526)	8,374	84,622
Non-cash charges	-	-	-	-	835
Total general corporate	12,208	692	(4,526)	8,374	85,457
	$12,799	$812	(5,165)	$8,446	$98,298

We expect to incur significant facilities relocation and corporate restructuring charges in conjunction with the Wendy’s merger; however we are unable to estimate the amount as of September 28, 2008.

(8)	Discontinued Operations

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

During the nine months ended September 30, 2007, we recorded an additional net loss of $149 on the disposal of the Restaurant Discontinued Operations relating to finalizing the leasing arrangements for the two closed restaurants.  During the three months ended September 28, 2008, we recorded a net $1,219 benefit principally resulting from the release of reserves for state income taxes no longer required as a result of a favorable settlement of certain state income tax liabilities.

Current liabilities remaining to be liquidated relating to discontinued operations result from certain obligations not transferred to the respective buyers and consisted of the following:

	December 30,	September 28,
	2007	2008

Liabilities, primarily accrued income taxes, relating to the Beverage Discontinued Operations	$6,639	$4,998
Liabilities relating to the SEPSCO Discontinued Operations	573	585
Liabilities relating to the Restaurant Discontinued Operations	67	68
	$7,279	$5,651

We expect that the liquidation of these remaining liabilities associated with all of these discontinued operations as of September 28, 2008 will not have any material adverse impact on our condensed consolidated financial position or results of operations.  To the extent any estimated amounts included in the current liabilities relating to discontinued operations are determined to be different from the amount required to liquidate the associated liability, any such amount will be recorded at that time as a component of gain or loss from disposal of discontinued operations.

(9)       Retirement Benefit Plans

We maintain two defined benefit plans, the benefits under which were frozen in 1992 and for which we have no unrecognized prior service cost.  The components of the net periodic pension cost incurred by us with respect to these plans are as follows.

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008

Service cost (consisting entirely of plan administrative expenses)	$22	$24	$67	$72
Interest cost	55	55	165	165
Expected return on the plans’ assets	(58)	(55)	(174)	(165)
Amortization of unrecognized net loss	7	6	20	18
Net periodic pension cost	$26	$30	$78	$90

(10)	Other than temporary losses on investments

As described in Note 8 to our consolidated financial statements contained in our Form 10-K, we have a cost investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian skin and beauty products company that is not publicly traded.  Based on an evaluation of our investment we determined that its value had declined and that the decline was other than temporary.  Therefore we recorded other than temporary losses, which are included in “Investment (loss) income, net” in the accompanying unaudited condensed consolidated statement of operations, of $6,500 (including $3,500 in the 2008 second quarter and $3,000 in the 2008 third quarter) in the first nine months of 2008. The remaining carrying value of $2,004 is included in “Investments” in the accompanying unaudited condensed consolidated balance sheet.

As described in Note 28 to our consolidated financial statements contained in our Form 10-K, we invested $75,000 in the Equities Account which generally co-invests on a parallel basis with the management company’s equity funds.  We analyzed our unrealized losses as of September 28, 2008 and, due to current market conditions and other factors,  we recorded an other than temporary loss, which is included in “Investment (loss) income, net” in the accompanying unaudited condensed consolidated statement of  operations, of $5,100 during the third quarter of 2008.  Additionally, during the 2008 third quarter $30,000 of restricted cash in the Equities Account was transferred to Wendy’s/Arby’s.  The remaining carrying value of our available-for-sale securities of $55,896 as of September 28, 2008 is included in “Investments” in the unaudited condensed consolidated balance sheet.  As of a result of continuing weakness in the economy during the fourth quarter of 2008 and its effect on the financial market, our available for sale securities which are held in the Equities Account have experienced a decrease, as of October 31, 2008, of approximately $11,000 in their fair value as compared to their September 28, 2008 carrying and fair values (see Note 4). Such decreases could result in additional other than temporary losses on our available for sale securities held in the Equities Account in the fourth quarter of 2008.

(11)	Income Taxes

Our effective tax rate provision on the income from continuing operations before income taxes and minority interests for the three months ended September 30, 2007 was 64% and our effective tax rate benefit on the loss for the nine months ended September 30, 2007 was 63%. We had a tax provision of $2,938, despite the loss from continuing operations before income taxes and minority interests, for the three months ended September 28, 2008 and an effective tax rate benefit of 12% on the loss for nine months ended September 28, 2008.  These rates vary from the U.S. federal statutory rate of 35% due to (1) the effect of the decline in value of our DFR investment in the 2008 first quarter and related declared dividend, (2) the effect of recognizing a previously unrecognized contingent tax benefit in the 2007 second quarter in connection with the settlement of certain obligations to the Former Executives, (3) the effect in the 2007 and 2008 third quarters of changes in our estimated full year tax rates, (4) the effect of non-deductible compensation and other non-deductible expenses, (5) state income taxes, net of federal income taxes and (6) adjustments to our uncertain tax positions.

In the 2008 first quarter, we distributed our investment in the common stock of DFR as a dividend to our stockholders as described in Note 3.  As a result of the dividend, the tax loss that resulted from the decline in value of our investment through the record date of the dividend to our stockholders is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes” (“FIN 48”) on January 1, 2007.  At December 30, 2007 the amount of unrecognized tax benefits was $12,266.  During the three months and nine month periods ended September 28, 2008, unrecognized tax benefits increased $1,893 and $449 respectively. The third quarter increase is principally the effect on our unrecognized tax benefits of proposed unfavorable adjustments from a state examination for our 2005 through 2007 income tax returns partially offset in the nine months by a decrease in the first quarter related to a favorable settlement of an examination of 1998 through 2000.  We do not anticipate a significant change in unrecognized tax positions during the next year.

We recognize interest related to unrecognized tax benefits in “Interest expense” and penalties in “General and administrative expenses”.  At December 30, 2007 we had accrued interest and penalties of $3,328 and $247, respectively.  During the three months and nine months ended September 28, 2008, we recorded interest increases (decreases) of $56 and ($510) and penalty increases of $268 and $268, respectively.  The changes to interest and penalties are principally the result of the state examinations described above.

We include unrecognized tax benefits and the related interest and penalties for discontinued operations in “Current liabilities relating to discontinued operations” in the accompanying unaudited condensed consolidated balance sheets.  In the third quarter of 2008, examinations by three jurisdictions were favorably settled and we recorded a benefit of $1,251 to “Income (loss) from disposal of discontinued operations, net of income taxes.”  There were no other significant changes to unrecognized tax benefits recorded in “Current liabilities relating to discontinued operations” during the first nine months of 2008.

(12)     Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the allocated income or loss for our Class A Common Stock and our Class B Common Stock by the weighted average number of shares of each class.  Both factors are presented in the tables below.  Net income for three month period ended September 30, 2007 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio.  Net loss for the three-month period ended September 28, 2008 and the nine-month periods ended September 30, 2007 and September 28, 2008 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class.

Due to the merger with Wendy’s on September 29, 2008, the number of outstanding shares has increased by approximately 377,000,000, which will affect the earnings (loss) per share computation in future periods (see Note 2).  In addition, effective on the date of the Wendy’s merger, our Class B Common Stock was converted into Class A Common Stock.

Diluted income per share for the three-month period ended September 30, 2007 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of dilutive stock options and our Class B restricted shares each computed using the treasury stock method as presented in the table below.  The shares used to calculate diluted income per share for the three months ended September 30, 2007 exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeded the reported basic income from continuing operations per share.  Diluted loss per share for the three-month period ended September 28, 2008 and the nine-month periods ended September 30, 2007 and September 28, 2008 from continuing operations is not shown since the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.  The basic and diluted loss from discontinued operations per share for the nine-month period ended September 30, 2007 was less than $.01 and, therefore, is not presented on the condensed consolidated statements of operations.

Our securities as of September 28, 2008 that could have a dilutive effect on any future basic income per share calculations for periods subsequent to September 28, 2008 are (1) outstanding stock options which can be exercised into 885,000 shares and 5,322,000 shares of our Class A Common Stock and Class B Common Stock, respectively, (2) 48,000 and 351,000 non-vested restricted shares of our Class A Common Stock and Class B Common Stock, respectively, which principally vest over three years and (3) $2,100 of Convertible Notes which are convertible into 53,000 shares and 107,000 shares of our Class A Common Stock and Class B Common Stock, respectively, as adjusted due to the dividend of the DFR common stock to our stockholders paid on April 4, 2008.  As noted above, in connection with the merger with Wendy’s, all of our Class B Common Stock was converted into Class A Common Stock.

Income (loss) per share has been computed by allocating the income or (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Class A Common Stock:
Continuing operations	$1,072	$(4,170)	$(5,334)	$(27,380)
Discontinued operations	-	380	(47)	380
Net income (loss)	$1,072	$(3,790)	$(5,381)	$(27,000)

Class B Common Stock:
Continuing operations	$2,659	$(9,196)	$(11,748)	$(60,362)
Discontinued operations	-	839	(102)	839
Net income (loss)	$2,659	$(8,357)	$(11,850)	$(59,523)

The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Class A Common Stock:
Basic weighted average shares outstanding	28,882	28,905	28,821	28,903
Dilutive effect of stock options	115	-	-	-
Diluted shares	28,997	28,905	28,821	28,903

Class B Common Stock:
Basic weighted average shares outstanding	63,655	63,745	63,478	63,720
Dilutive effect of stock options and restricted shares	707	-	-	-
Diluted Shares	64,362	63,745	63,478	63,720

(13)                 Other Comprehensive Loss

The following is a summary of the components of other comprehensive loss, net of income taxes and minority interests:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008

Net income (loss)	$3,731	$(12,147)	$(17,231)	$(86,523)
Net unrealized gains (losses) on available-for-sale securities (a)	(1,569)	2,520	(8,636)	6,196
Net unrealized gains (losses) on cash flow hedges (b)	(2,543)	486	(2,409)	55
Net change in currency translation adjustment	381	(43)	651	(149)
Other comprehensive loss	$-	$(9,184)	$(27,625)	$(80,421)

(a) Net unrealized gains (losses) on available-for-sale securities:
	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008

Unrealized holding gains (losses) arising during the period	$(2,145)	$3,091	$3,639	$1,664
Reclassifications of prior period unrealized holding (gains) losses into net income or loss	(426)	872	(16,782)	8,262
Unrealized holding gain arising from the reclassification of an investment previously accounted for under the equity method to an available-for-sale investment	-	-	550	-
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	301	-	(821)	(201)
	(2,270)	3,963	(13,414)	9,725
Income tax benefit (provision)	861	(1,443)	4,860	(3,529)
Minority interests in change in unrealized holding gains and losses of a consolidated subsidiary	(160)	-	(82)	-
	$(1,569)	$2,520	$(8,636)	$6,196

(b) Net unrealized gains (losses) on cash flow hedges:
	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008

Unrealized holding losses arising during the period	$(1,094)	$(9)	$(296)	$(1,526)
Reclassifications of prior period unrealized holding (gains) losses into net income or loss	(513)	804	(1,546)	1,613
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	(2,440)	-	(2,006)	3
	(4,047)	795	(3,848)	90
Income tax benefit (provision)	1,504	(309)	1,439	(35)
	$(2,543)	$486	$(2,409)	$55

(14)	Business Segments

Prior to the Deerfield Sale (see Note 3) on December 21, 2007, we managed and internally reported our operations as two business segments: (1) the operation and franchising of restaurants (“Restaurants”) and (2) asset management (“Asset Management”).  We currently manage and internally report our operations as one business segment; the operation and franchising of restaurants.  We evaluated segment performance and allocated resources based on the segment’s earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA, a non-GAAP measure, is defined as operating profit (loss) as adjusted by depreciation and amortization.  In computing EBITDA and operating profit (loss), interest expense and non-operating income and expenses were not considered.  General corporate assets consist primarily of cash and cash equivalents, note receivable from related parties, non-current investments, deferred costs and other assets and properties.

The following is a summary of our segment information:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Revenues:
Restaurants	$307,273	$310,371	$893,421	$926,239
Asset Management	16,940	-	49,659	-
Consolidated revenues	$324,213	$310,371	$943,080	$926,239
EBITDA:
Restaurants (a)	$44,507	$44,186	$119,820	$110,319
Asset Management	5,551	-	11,880	-
General corporate (a)	(8,092)	(9,688)	(115,316)	(25,830)
Consolidated EBITDA	41,966	34,498	16,384	84,489
Depreciation and amortization:
Restaurants	14,661	20,455	43,146	51,975
Asset Management	4,289	-	8,003	-
General corporate	1,072	10,246	3,262	12,412
Consolidated depreciation and amortization	20,022	30,701	54,411	64,387
Operating profit (loss):
Restaurants (a)	29,846	23,731	76,674	58,344
Asset Management	1,262	-	3,877	-
General corporate (a)	(9,164)	(19,934)	(118,578)	(38,242)
Consolidated operating profit (loss)	21,944	3,797	(38,027)	20,102
Interest expense	(15,489)	(13,585)	(46,164)	(41,020)
Investment (loss) income, net	(1,083)	(1,376)	39,690	(76,497)
Other income (expense), net	1,101	1,062	5,866	(2,279)
Consolidated income (loss) from continuing operations before income taxes and minority interests	$6,473	$(10,102)	$(38,635)	$(99,694)

September 28,
2008
Identifiable assets:
Restaurants	$1,123,428
General corporate	198,742
Consolidated total assets	$1,322,170

(a)
During the third quarter of 2008, Wendy’s/Arby’s entered into an intercompany agreement documenting an arrangement under which our restaurant segment (ARG) is and has been providing management services (including executive, legal, accounting, financial reporting, treasury, financial planning and tax) to our corporate segment (Wendy’s/Arby’s) for the 2008 fiscal year. In consideration for the provision of these services, Wendy’s/Arby’s agreed to pay an amount equal to the direct costs incurred by ARG plus 5%. For the first nine months of 2008, $4,854 was charged to and paid by Wendy’s/ Arby’s to ARG.

(15)	Transactions with Related Parties

We continue to have related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K, other than those related to the recently completed Corporate Restructuring (See Note 7) and those mentioned below:

Final Liquidating Distribution of Triarc Deerfield Holdings, LLC

As defined in an equity arrangement further described in Note 1 to our consolidated financial statements contained in our Form 10-K, the Deerfield Sale was an event of dissolution of Triarc Deerfield Holdings, LLC (“TDH”), a former subsidiary of ours.  As of the date of liquidation, $743 payable to the minority shareholders of TDH (which included former members of our management) was distributed to them in connection with its dissolution during April 2008.

Sublease to affiliate of Former Executives

As described in Note 28 to the consolidated financial statements contained in our 2007 Form 10-K, the Management Company had subleased one of the floors of our former New York Headquarters.  As of July 1, 2008, we entered into an agreement under which this same affiliate is subleasing additional office space in our former New York headquarters. Under the terms of that agreement, the affiliate subleased through the remaining approximately four-year term of the prime lease with annual rent of approximately $397, equal to the rent we incur under the prime lease.

Equities Account Transactions

During the third quarter of 2008, 251,320 shares of Wendy’s stock, which were included in the Equities Account, were sold to the Management Company at the closing market value as of the day we decided to sell the shares. The sale resulted in a loss of $38 and the proceeds of $5,740 were retained in the Equities Account as “Restricted cash equivalents.”

Additionally, during the 2008 third quarter $30,000 of restricted cash in the Equities Account was transferred to Wendy’s/Arby’s.  We are obligated to return this amount to the Equities Account by December 31, 2008.

Distributions to 280 BT Holdings LLC minority shareholders

As described in Note 28 to the consolidated financial statements contained in our 2007 Form 10-K, the Company has an 80.1% ownership percentage in 280 BT Holdings LLC (“280 BT”) with the remainder owned by former Company management. During the third quarter 2008, we received distributions from certain of the investments that are owned by 280 BT. The minority portions of these distributions were then further distributed to 280 BT’s minority shareholders.

Sale of Helicopter Interest

As described in Note 28 to the consolidated financial statements contained in our 2007 Form 10-K, the Company previously granted the Management Company the right, at its option, to assume the Company’s 25% fractional interest in a helicopter (the “Helicopter Interest”) on October 1, 2008. The Management Company exercised its option to assume the Helicopter Interest on that date. Therefore, it has paid the Company $1,860 which is equal to the value, as defined, that the Company would have received under the related agreement if the Company exercised its right to sell its Helicopter Interest to the broker on October 1, 2008. At September 28, 2008, the Helicopter Interest of $1,860 is included in “Prepaid expenses and other current assets” in the accompanying unaudited condensed consolidated balance sheet.

(16)	Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the

FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and are awaiting FDEP’s response.  Nonetheless, based on amounts spent prior to 2007 of approximately $1,667 for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, the Company (then known as Triarc Companies, Inc.), and Trian Partners, in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 19, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933 (the “Form S-4”). The proposed amended complaint sought certification of the proceeding as a class action; preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

Also on April 25, 2008, a putative class action and derivative complaint was filed by Cindy Henzel, on behalf of herself and others similarly situated, and derivatively on behalf of Wendy’s, against Wendy’s and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 16, 2008. The proposed amended complaint alleges breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The proposed amended complaint seeks certification of the proceeding as a derivative and class action; an injunction against consummating the merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the merger agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On May 22, 2008, a putative class action complaint was filed by Ronald Donald Smith, on behalf of himself and others similarly situated, against Wendy’s and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 30, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The proposed amended complaint sought certification of the proceeding as a derivative and class action; an injunction against consummating the merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the merger agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, on behalf of themselves and others similarly situated, against Wendy’s, its directors, and Triarc Companies, Inc. in the Supreme Court of the State of New York, New York County. An amended complaint was filed on June 20, 2008. The amended complaint alleges breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The amended complaint seeks certification of the proceeding as a class action; preliminary and permanent injunctions against consummating the merger; other equitable relief; attorneys’ fees; and any other relief the court deems proper and just. All parties to this case have jointly requested that the court stay the action pending resolution of the Ohio cases.

On July 9, 2008, the parties to the three Ohio actions described above filed a stipulation and proposed order that would consolidate the cases, provide for the proposed amended complaint in the Henzel case to be the operative complaint in each of the cases, designate one law firm as lead plaintiffs’ counsel, and establish an answer date for the defendants in the consolidated case. The court entered the order as proposed in all three cases on July 9, 2008.

On August 13, 2008, counsel for the parties to the Guiseppone, Henzel, Smith and Ravanis cases described above entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all such lawsuits, which would include the dismissal with prejudice, and release, of all claims against all the defendants, including Wendy’s, its directors, us and

Trian Partners. In connection with the settlement, Wendy’s agreed to make certain additional disclosures to its shareholders, which were contained in the Form S-4 and to pay plaintiffs’ legal fees.

The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. There can be no assurance that the parties will ultimately enter into such stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that the parties do not enter in the stipulation of settlement or if court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs or for future periods.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $617 as of September 28, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

(17)                 Accounting Standards

Accounting Standards Adopted during 2008

We adopted SFAS 157 during 2008.  During the 2008 third quarter, FSP FAS 157-3 was issued and adopted which amends SFAS 157 by giving further guidance in determining fair value of a financial asset when there is no active market for such assets at the measurement date.  See Note 4 for further discussion regarding these adoptions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 does not mandate but permits the measurement of many financial instruments and certain other items at fair value in order to provide reporting entities the opportunity to mitigate volatility in reported earnings, without having to apply complex hedge accounting provisions, caused by measuring related assets and liabilities differently.  SFAS 159 requires the reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also requires expanded disclosures related to its application.  SFAS 159 was effective commencing with our first fiscal quarter of 2008 (see Note 8).  We did not elect the fair value option described in SFAS 159 for financial instruments and certain other items. We did, however, adopt the provisions of SFAS 159 which relate to the amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities in the first quarter of 2008 (see Note 4).  These provisions of SFAS 159 require separate presentations of the fair value of available for sale securities and trading securities.  In addition, cash flows from trading security transactions are classified based on the nature and purpose for which the securities were acquired.  The adoption of these provisions did not have an impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs, (3) changes in acquisition related deferred tax balances after the completion of the purchase price allocation be recognized in the statement of operations as opposed to goodwill and (4) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of stockholders’ equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning in our 2009 fiscal year and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of minority interests from a liability to a component of stockholders’ equity in our consolidated financial statements beginning in our 2009 fiscal year.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions starting with our 2009 fiscal year.  The impact will depend upon the nature and terms of such future acquisitions, if any.  These statements will not have an effect on our accounting for the Wendy’s merger except for any potential adjustments to deferred taxes included in the allocation of the purchase price after such allocation has been finalized.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. This statement will become effective during our 2008 fourth quarter.  We do not expect any significant impact on our consolidated financial statements upon implementation of this pronouncement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective September 29, 2008, in conjunction with the merger with Wendy’s International, Inc. (“Wendy’s”) described below under “Introduction and Executive Overview – Merger with Wendy’s International, Inc.”, the corporate name of Triarc Companies, Inc. (“Triarc”) changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or, together with its subsidiaries, the “Company” or “We”).  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (the “Form 10-K”).  Item 7 of our Form 10-K describes the application of our critical accounting policies for which there have been no significant changes as of September 28, 2008.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  Because the merger with Wendy’s did not occur until the 2008 fourth quarter, the results of operations of Wendy’s are not included in this report.  The results of operations discussed below will not be indicative of future results due to the consummation of the merger transaction with Wendy’s as well as the 2007 sale of our interest in Deerfield & Company LLC (“Deerfield”) discussed below.

Introduction and Executive Overview

We currently operate in one business segment—the restaurant business through our Company-owned and franchised Arby’s restaurants.  Prior to December 21, 2007, we also operated in the asset management business through our 63.6% capital interest in Deerfield.  On December 21, 2007, we sold our capital interest in Deerfield (the “Deerfield Sale”) to Deerfield Capital Corp., a real estate investment trust (“DFR”).  As a result of the Deerfield Sale, our 2008 financial statements include only the financial position, results of operations and cash flows from the restaurant business.

In April 2007 we announced that we would be closing our New York headquarters and combining its corporate operations with our restaurant operations in Atlanta, Georgia (the “Corporate Restructuring”). The Corporate Restructuring included the transfer of substantially all of our senior executive responsibilities to the executive team of Arby’s Restaurant Group, Inc. (“ARG”), a wholly-owned subsidiary of ours, in Atlanta, Georgia. This transition was completed in early 2008.  Accordingly, to facilitate this transition, the Company entered into negotiated contractual settlements (the “Contractual Settlements”) with our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer, (collectively, the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives and we incurred charges for the transition severance arrangements of other New York headquarters’ executives and employees who continued to provide services as employees through the 2008 first quarter.

In our restaurant business, we derive revenues in the form of sales by our Company-owned restaurants and franchise revenues which include (1) royalty income from franchisees, (2) franchise and related fees and (3) rental income from properties leased to franchisees.  Our revenues will significantly increase in the 2008 fourth quarter due to the merger with Wendy’s that occurred on September 29, 2008.  While approximately 78% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.6% for the nine months ended September 28, 2008.  In our former asset management business, revenues were generated through the date of the Deerfield Sale in the form of asset management and related fees from our management of (1) collateralized debt and collateralized loan obligation vehicles (“CDOs”), and (2) investment funds and private investment accounts (“Funds”), including DFR.

In our discussions of “Sales” and “Franchise Revenues” below, we discuss same-store sales.  Beginning in our 2008 first quarter, we are reporting same-store sales commencing after a store has been open for fifteen continuous months (the “Fifteen Month Method”) consistent with the metrics used by our management for internal reporting and analysis.  Prior thereto, and including the 2007 fiscal year, the calculation of same-store sales commenced after a store was open for twelve continuous months (the “Twelve Month Method”).  The table summarizing the results of operations for the current quarter below provides the same-store sales percentage change using the new Fifteen Month Method, as well as our former Twelve Month Method.

Our primary goal is to enhance the value of our Company by increasing the revenues of our restaurant business, which is expected to include (1) opening additional Company-owned Arby’s and Wendy’s restaurants through acquisitions and development, effective national and local advertising initiatives, adding new menu offerings, expansion of the breakfast daypart to a majority of our Arby’s restaurants over the next two to three fiscal years and implementing operational initiatives targeted at improving service levels and convenience and (2) the possibility of other restaurant brand acquisitions.

    We also maintain an investment portfolio principally from the investment of our excess cash with the objective of generating investment income.  In December 2005 we invested $75.0 million in an account (the “Equities Account”) which is managed by a management company (the “Management Company”) formed by the Former Executives and a director, who was also our former Vice Chairman (collectively, the “Principals”).  The Equities Account is invested principally in equity securities, including derivative instruments, of a limited number of publicly-traded companies.  In addition, the Equities Account invests in market put options in order to lessen the impact of significant market downturns.  Investment income (loss) from this account includes realized investment gains (losses) from marketable security transactions, realized and unrealized gains (losses) on derivative instruments, other than temporary losses, interest and dividends.  The Equities Account, including restricted cash equivalents and equity derivatives, had a fair value of $63.2 million as of September 28, 2008.  This amount excludes $30.0 million of restricted cash transferred from the Equities Account to Wendy’s/Arby’s in the 2008 third quarter, which we currently intend to return to the Equities Account by December 31, 2008.  As of October 31, 2008, as of a result of continuing weakness in the economy during the fourth quarter of 2008 and its effect on the financial market, there has been a decrease of approximately $11.0 million in the fair value of the available for sale securities held in the Equities Account as compared to their value on September 28, 2008.

Our restaurant business has recently experienced trends in the following areas:

Revenues

•
Significant decreases in general consumer confidence in the economy as well as decreases in many consumers’ discretionary income caused by factors such as deteriorating financial markets, high fuel and food costs and a continuing softening of the economy, including the real estate market;

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

•
Higher fuel costs, although recently moderating, which have caused increases in our utility costs and the cost of goods we purchase under distribution contracts that became effective in the second quarter of 2007;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which have and are expected to continue to result in increased wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which could result in increased costs.

Other

•	Increased competition among QSR competitors and other businesses for available development sites and higher development costs associated with those sites.

Tightening of the overall credit markets and higher borrowing costs in the lending markets typically used to finance new unit development and remodels.  These tightened credit conditions could negatively impact the renewal of franchisee licenses as well as the ability of a franchisee to meet its commitments under development, rental and franchise license agreements.

We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales at our franchised locations and, accordingly, the royalties, rental income and franchise fees we receive from them.

Merger with Wendy’s International, Inc.

On September 29, 2008, Triarc and Wendy’s completed their previously announced merger in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of 4.25 shares of Wendy’s/Arby’s class A common stock for each Wendy’s common share owned.

In the merger, approximately 377,000,000 shares of Wendy’s/Arby’s common stock were issued to Wendy’s shareholders.  The merger value of approximately $2.5 billion for financial reporting purposes is based on the 4.25 conversion factor of the Wendy’s outstanding shares as well as previously issued restricted stock awards both at a value of $6.57 per share which represents the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of the outstanding Wendy’s/Arby’s common stock immediately following the merger.  In addition, effective on the date of the Wendy’s merger, our Class B Common Stock was converted into Class A Common Stock.

The merger will be accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  In accordance with this standard, we have concluded that Wendy’s/Arby’s will be the acquirer for financial accounting purposes.  The total merger value will be allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the excess recognized as goodwill.  Wendy’s operating results will be included in our financial statements beginning on the merger date.

Outstanding Wendy’s stock options and other equity awards were converted upon completion of the merger into stock options and equity awards with respect to Wendy’s/Arby’s common stock, based on the 4.25:1 exchange ratio.  As of the merger date, all outstanding Wendy’s performance units became fully vested at the highest level of performance objectives and were settled in cash for $6.2 million in October 2008, based on the fair market value of Wendy’s common shares at the time of the merger.

As of September 28, 2008, our deferred costs related to the merger, which will be included in the total consideration to be allocated to the assets acquired and liabilities assumed, were $18.5 million and are included in “Deferred costs and other assets” on the accompanying unaudited condensed consolidated balance sheet.

Certain pre-merger executive and other officers of Wendy’s had employment agreements which included change in control provisions.  The total value of these provisions at the merger date was $36.7 million.  Prior to the completion of the merger, the full amount was transferred into a rabbi trust and will be paid to each executive in accordance with the terms of their respective agreements.

The Wendy’s and Arby’s brands will continue to operate independently, with headquarters in Dublin, Ohio and Atlanta, Georgia, respectively. A consolidated support center will be based in Atlanta, Georgia and will oversee all public company responsibilities as well as other shared service functions. The combined company had 10,360 systemwide restaurants in 50 states and 21 foreign countries and territories as of September 28, 2008, of which 2,577 were owned and operated by Wendy’s/Arby’s and 7,783 were owned and operated by independent franchisees.

The Deerfield Sale

On December 21, 2007, we completed the sale of our majority capital interest in Deerfield resulting in non-cash proceeds aggregating $134.6 million consisting of 9,629,368 shares of convertible preferred stock of DFR with a then estimated fair value of $88.4 million and $48.0 million principal amount of series A senior secured notes of a subsidiary of DFR due in December 2012 (the “DFR Notes”) with a then estimated fair value of $46.2 million.  We also retained ownership of 205,642 common shares in DFR as part of a pro rata distribution to the members of Deerfield prior to the Deerfield Sale.  The Deerfield Sale resulted in a pretax gain of $40.2 million which was recorded in the fourth quarter of 2007.

The DFR Notes bear interest at the three-month LIBOR (3.76% at September 26, 2008) plus 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.  The $1.8 million original imputed discount on the DFR Notes is being accreted to “Other income (expense), net” using the interest rate method.  The DFR Notes, net of unamortized discount, are reflected as “Notes receivable”.

Conversion of Convertible Preferred Stock and Dividend of DFR Common Stock

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629,368 preferred shares we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9,835,010 shares of DFR common stock, which also included the 205,642 common shares of DFR discussed above, to our stockholders. The dividend, which was valued at $14.5 million, was paid on April 4, 2008 to holders of record of our class A common stock (the “Class A Common Stock”) and our class B common stock (the “Class B Common Stock”) on March 29, 2008.

Other than Temporary Losses and Equity in Losses of DFR

On March 18, 2008, in response to unanticipated credit and liquidity events in the first quarter of 2008, DFR announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by deterioration of the global credit markets and, as a result, it sold $2.8 billion of its agency and $1.3 billion of its AAA-rated non-agency mortgage-backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4.2 billion, all at a net after-tax loss of $294.3 million to DFR.

Based on the events described above and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629,368 common shares, which were received upon the conversion of the convertible preferred stock as of March 11, 2008, as well as the 205,642 common shares which were distributed to us in connection with the Deerfield Sale, were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Investment (loss) income, net,” for the nine months ended September 28, 2008 of $67.6 million (without tax benefit as described below) which included $11.1 million of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders on April 4, 2008.  We also recorded an additional impairment charge from March 11, 2008 through March 29, 2008 of $0.5 million. As a result of the dividend, the income tax loss that resulted from the decline in value of our investment of $68.1 million is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $0.8 million of equity in net losses of DFR which are included in “Other income (expense), net” for the nine months ended September 28, 2008 related to our investment in the 205,642 common shares of DFR discussed above which were accounted for on the equity method through the Determination Date.

The dislocation in the mortgage sector and continuing weakness in the broader financial market has adversely impacted, and may continue to adversely impact, DFR’s cash flows and DFR has reported operating losses for the first six months of 2008.  However, we have received timely payment of all three quarterly interest payments due to date.  Additionally, on October 15, 2008 we received a $1.1 million dividend on the convertible preferred stock which we previously held.  Based on the Deerfield Sale agreement, payment of a dividend by DFR on this preferred stock was dependent on DFR’s board of directors declaring and paying a dividend on DFR’s common stock. The first dividend to be declared on their common stock following the date of the Deerfield Sale was declared in our 2008 third quarter and paid on October 15, 2008.  Therefore, during the 2008 third quarter, we recognized the dividend income from DFR.  DFR qualified for REIT status in previous quarters; however, on October 2, 2008, DFR announced, among other things, its conversion to a C corporation and the termination of its REIT status.  Updated financial information from DFR for their 2008 third quarter ended September 30, 2008 will not be available until the filing of DFR’s Form 10-Q.  Based on publicly available information and the other factors discussed above, we believe the principal amount of the DFR Notes is fully collectible.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our third quarter of fiscal 2007 commenced on July 2, 2007 and ended on September 30, 2007 (the “three months ended September 30, 2007” or the “2007 third quarter”).  Our third quarter of fiscal 2008 commenced on June 30, 2008 and ended on September 28, 2008 (the “three months ended September 28, 2008” or the “2008 third quarter”).  Our first nine months of fiscal 2007 commenced on January 1, 2007 and ended on September 30, 2007 (the “nine months ended September 30, 2007” or the “2007 first nine months”).  Our first nine months of fiscal 2008 commenced on December 31, 2007 and ended on September 28, 2008 (the “nine months ended September 28, 2008” or the “2008 first nine months”).  Each quarter contained 13 weeks and each nine-month period contained 39 weeks. Our 2007 third quarter and first nine months included the calendar basis reported results of Deerfield.  The difference in reporting basis is not material to our condensed consolidated financials statements.  With the exception of Deerfield, all references to years, nine-month periods, and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

Three Months Ended September 28, 2008 Compared with Three Months Ended September 30, 2007

Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2007 third quarter and the 2008 third quarter.  Certain percentage changes between these quarters are considered not measurable or not meaningful (“n/m”).

	Three Months Ended		Change
	September 30,	September 28,
	2007	2008	Amount	Percent
	(In Millions Except Restaurant Count and Percentages)
Revenues:
Sales	$285.5	$287.6	$2.1	0.7%
Franchise revenues	21.8	22.8	1.0	4.6%
Asset management and related fees	16.9	-	(16.9)	(100.0)%
	324.2	310.4	(13.8)	(4.3)%
Costs and expenses:
Cost of sales	210.9	222.2	11.3	5.4%
Cost of services	6.6	-	(6.6)	(100.0)%
Advertising	20.9	17.7	(3.2)	(15.3)%
General and administrative	42.0	36.1	(5.9)	(14.0)%
Depreciation and amortization	20.0	30.7	10.7	53.5%
Facilities relocation and corporate restructuring	1.8	(0.1)	(1.9)	n/m
	302.2	306.6	4.4	1.5%
Operating profit	22.0	3.8	(18.2)	(82.7)%
Interest expense	(15.5)	(13.6)	(2.1)	(13.5)%
Investment loss, net	(1.1)	(1.4)	(0.3)	(27.3)%
Other income, net	1.1	1.1	-	-
Income (loss) from continuing operations before income taxes and minority interests	6.5	(10.1)	(16.6)	n/m
Provision for income taxes	(4.2)	(2.9)	1.3	31.0%
Minority interests in (income) loss of consolidated subsidiaries	1.4	(0.3)	(1.7)	n/m
Income (loss) from continuing operations	3.7	(13.3)	(17.0)	n/m
Income from disposal of discontinued operations, net of income taxes	-	1.2	1.2	100.0%
Net income (loss)	$3.7	$(12.1)	$(15.8)	n/m
Certain items as a percentage of sales:
Cost of sales	73.9%	77.3%
Advertising	7.3%	6.2%
Restaurant Margin (as defined in “Restaurant Margin” below)	18.8%	16.6%

	Fifteen Month Method		Twelve Month Method
Same-store sales:	2007 Third Quarter	2008 Third Quarter	2007 Third Quarter	2008 Third Quarter
Company-owned restaurants	(0.6%)	(7.2%)	(0.9%)	(7.6%)
Franchised restaurants	1.2%	(4.0%)	0.9%	(4.2%)
Systemwide	0.6%	(4.9%)	0.3%	(5.2%)

Restaurant count (Last 12 months):	Company-Owned	Franchised	Systemwide
Restaurant count at September 30, 2007	1,097	2,552	3,649
Opened since September 30, 2007	46	102	148
Closed since September 30, 2007	(17)	(45)	(62)
Net purchased from (sold by) franchisees since September 30, 2007	47	(47)	-
Restaurant count at September 28, 2008	1,173	2,562	3,735

Sales

Our sales, which were generated entirely from our Company-owned restaurants, increased $2.1 million, or 0.7%, to $287.6 million for the three months ended September 28, 2008 from $285.5 million for the three months ended September 30, 2007, primarily due to a $21.9 million increase in sales from the 76 net Company-owned restaurants we added since September 30, 2007, significantly offset by a $19.8 million decrease in sales due to a 7.2% decrease in same-store sales during the 2008 third quarter.  Of the 47 net restaurants we acquired from franchisees, 41 are in the California market (the “California Restaurants”) and were purchased from a franchisee on January 14, 2008 (the “California Restaurant Acquisition”).  The California Restaurants generated approximately $9.9 million of sales for us during the 2008 third quarter.  Same store sales of our Company-owned restaurants were negatively impacted by the continued pressure on discretionary income of consumers stemming from higher fuel and food prices and the continuing softening of the economy.  As a result of these factors, we have experienced a decline in customer traffic and lower sales volume.  While our sales were principally impacted by the effects of the economy, current marketing campaigns also did not generate incremental sales and were not as effective as compared to the prior year in driving consumers’ perception of our value position in the QSR marketplace.  In addition, we offered fewer discounted menu options as compared to our competitors.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, increased $1.0 million, or 4.6%, to $22.8 million for the three months ended September 28, 2008 from $21.8 million for the three months ended September 30, 2007.  Of this increase, $0.6 million is attributable to rental income from properties leased to franchisees.  The increase is also affected by a $0.8 million increase in royalties reflecting the net increase in franchise units; however, that increase was offset by a $0.8 million decrease related to our 4.0% decrease in same-store sales for the 2008 third quarter for franchised restaurants.

The decrease in same-store sales of the franchised restaurants in the 2008 third quarter was due primarily to the same negative factors discussed above under “Sales,” but the decrease was less than for Company-owned restaurants due to the use of incremental national media advertising initiatives which resulted in increased exposure in the 2008 third quarter in various franchise markets that did not have similar exposure in the same period in 2007.

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, we no longer have any revenue from asset management and related fees.

Restaurant Margin

We define restaurant margin as sales less the total of cost of sales and advertising, divided by sales.   Our cost of sales and advertising resulted entirely from the Company-owned restaurants.  Our advertising consists of local and national media, direct mail and outdoor advertising as well as point of sale materials and local restaurant marketing.  Our restaurant margin decreased to 16.6% for the three months ended September 28, 2008 from a restaurant margin of 18.8%, for the three months ended September 30, 2007. Restaurant margin was negatively impacted by the increase in our cost of sales as compared to prior year, which was as a result of higher (1) labor costs due to the Federal and state minimum wage increases subsequent to the third quarter of 2007, (2) food costs due to rising prices in beef and other commodities, and (3) utilities and fuel costs.  In addition, our same-store sales decrease caused an increase in fixed and semi-variable cost percentages further contributing to a decrease in our 2008 third quarter restaurant margin when compared to the same period in the prior year.  Restaurant margin for the 2008 third quarter also decreased as a result of the impact from the sales of discounted menu items.  The decrease in margin due to cost increases was partially offset by a reduction in our advertising both as a percentage of sales and in the actual expenditure as we reduced discretionary, more expensive local advertising initiatives in favor of more cost-efficient national media initiatives.

Cost of Services

As a result of the Deerfield Sale, we no longer incur any cost of services.  For the three months ended September 30, 2007, our cost of services resulted entirely from the management of CDOs and Funds by Deerfield.

General and Administrative

Our general and administrative expenses decreased $5.9 million, or 14.0%, principally due to (1) $4.8 million of general and administrative expenses incurred in the 2007 third quarter at our former asset management segment, (2) a $2.3 million decrease in incentive compensation at our restaurant segment due to weaker than planned performance, (3) a $2.7 million decrease in corporate general and administrative expense as a result of the effects of the Corporate Restructuring, (4) a $1.3 million decrease in the fees for professional and strategic services  provided to us under a transition services agreement entered into with the Management Company as part of the Corporate Restructuring (the “Services Agreement”) and (5) a $1.2 million decrease in a reserve related to the resolution of a sales and use tax audit.  These decreases were partially offset by (1) $1.9 million of costs for professional fees related to Wendy’s merger integration activities, (2) a $1.5 million settlement received in the prior year period of a lawsuit related to an investment that had been included in the deferred compensation trusts (“Deferred Compensation Trusts”) for the benefit of the Former Executives and (3) a $1.3 million decrease in the reimbursement of general and administrative expenses from AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, but with respect to which we are deemed to be the primary beneficiary under GAAP, under a services agreement which requires them to reimburse us for a portion of general and administrative expenses incurred on their behalf.

Depreciation and Amortization

Our depreciation and amortization, including impairment charges, increased $10.7 million, or 53.5%, principally reflecting (1) a $9.6 million impairment charge on one of our Company aircraft that we intend to sell, (2) $4.5 million of restaurant related impairment charges as a result of  an increase in the number of underperforming units and (3) a $1.6 million increase in depreciation related to the property and equipment for the 76 net Company-owned restaurants added since September 30, 2007.  These increases were partially offset by (1) $4.3 million of depreciation and amortization expenses, including impairment charges, incurred in the 2007 third quarter at our former asset management segment and (2) $0.8 million of depreciation and amortization in the 2007 third quarter related to assets which were fully depreciated by the end of the 2008 third quarter.

Facilities Relocation and Corporate Restructuring

The $1.8 million charge for the 2007 third quarter primarily consists of general corporate severance related to the transfer of substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia as part of the Corporate Restructuring as discussed above under “Introduction and Executive Overview.”

Interest Expense

Interest expense decreased $2.0 million, or 12.9%, principally reflecting the effects of lower interest rates on our variable rate debt, partially offset by higher average debt outstanding for a significant portion of the 2008 third quarter.

Investment Loss, Net

The following table summarizes and compares the major components of investment loss, net:
	Three Months Ended
	September 30,	September 28,
	2007	2008	Change
	(In Millions)

Other than temporary losses	$(5.1)	$(8.1)	$(3.0)
Net gains (losses):
Cost method investments and limited partnerships	8.6	1.6	(7.0)
Derivative instruments	(7.4)	4.2	11.6
Other	0.1	(0.1)	(0.2)
Interest income	2.3	0.1	(2.2)
Other	0.4	0.9	0.5
	$(1.1)	$(1.4)	$(0.3)

•
For the third quarter of 2007, the other than temporary losses related to the decline in the market values of six of our then available-for-sale investments held by our former asset management segment.  The other than temporary loss in the 2008 third quarter represents a $5.1 million decline in value of certain of our available for sale securities which are held in the Equities Account and a $3.0 million decline in the value of our investment in Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded (“Jurlique”).

•
Our recognized net gains (losses) on securities include realized investment gains (losses) from marketable security transactions and realized and unrealized gains (losses) on derivative instruments.  The $7.0 million decrease in gains on cost method investments and limited partnerships is primarily due to the sale in the 2007 third quarter of a specific security that resulted in a $10.1 million gain.  The $11.6 million decrease in losses on derivative instruments is due to the number and type of derivative instrument transactions in 2008 as compared to the same period in the prior year.

•
Our interest income decreased $2.2 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the cash equivalents used in connection with the Corporate Restructuring and interest income recognized in the 2007 third quarter at our former asset management segment as well as a decrease in interest rates.

All recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and the timing of the sales of our available for sale investments.  Any other than temporary losses of our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods.

As of September 28, 2008, we had unrealized holding gains and (losses) on available-for-sale securities of $6.7 million and ($0.3) million, respectively, before income taxes included in “Accumulated other comprehensive loss.”  Our evaluation of the unrealized losses has determined that these losses are not other than temporary.  Should we decide to sell any of the investments we hold as of September 28, 2008 on which we have unrealized gains or losses, or if any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize their effect on the related investments at that time.  As of October 31, 2008, as of a result of continuing weakness in the economy during the fourth quarter of 2008 and its effect on the financial market, there has been a decrease of approximately $11.0 million in the fair value of the available for sale securities held in the Equities Account as compared to their value on September 28, 2008. Such decreases could result in additional other than temporary losses on our available for sale securities held in the Equities Account in the fourth quarter of 2008.

Other Income, Net

	Three Months Ended
	September 30,	September 28,
	2007	2008	Change
	(In Millions)
Interest income other than on investments	$0.1	$1.0	$0.9
Other	1.0	0.1	(0.9)
	$1.1	$1.1	$-

Our interest income other than on investments increased primarily due to the interest income on the DFR Notes.

 Provision For Income Taxes

The effective tax rate expense for the third quarter of 2007 was 64%.  Despite a loss from continuing operations before income taxes and minority interests, there was a provision for taxes of $2.9 million for the 2008 third quarter.  The provision for taxes for the third quarters of both 2007 and 2008 were affected by changes in the estimated full year tax rates for each year.

Minority Interests in Loss (Income) of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries decreased $1.7 million primarily as a result of the effect of the Deerfield Sale on our Deerfield minority interest.

Gain from disposal of discontinued operations, net of income taxes

The $1.2 million gain from disposal of discontinued operations, net of income taxes, relates to a release of an accrual for state income taxes no longer required after the settlement of state income tax liabilities for three jurisdictions.

Net Income (Loss)

Our net income (loss) declined $15.8 million to a loss of ($12.1) million in the 2008 third quarter from income of $3.7 million in the 2007 third quarter.  This decline is attributed principally to the after tax effects of our decrease in gross margin and impairment charges discussed above.

Nine Months Ended September 28, 2008 Compared with Nine Months Ended September 30, 2007

Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2007 first nine months and the 2008 first nine months.  Certain percentage changes between these quarters are considered not measurable or not meaningful (“n/m”).

	Nine Months Ended
	September 30,	September 28,	Change
	2007	2008	Amount	Percent
	(In Millions Except Restaurant Count and Percents)
Revenues:
Sales	$830.6	$860.5	$29.9	3.6%
Franchise revenues	62.9	65.7	2.8	4.4%
Asset management and related fees	49.6	-	(49.6)	(100.0)%
	943.1	926.2	(16.9)	(1.8)%
Costs and expenses:
Cost of sales	610.8	655.6	44.8	7.3%
Cost of services	19.8	-	(19.8)	(100.0)%
Advertising	59.3	62.7	3.4	5.7%
General and administrative	155.6	123.1	(32.5)	(20.9)%
Depreciation and amortization	54.4	64.4	10.0	18.4%
Facilities relocation and corporate restructuring	81.2	0.8	(80.4)	n/m
Settlement of preexisting business relationships	-	(0.5)	(0.5)	(100.0)%
	981.1	906.1	(75.0)	(7.6)%
Operating (loss) profit	(38.0)	20.1	58.1	n/m
Interest expense	(46.2)	(41.0)	(5.2)	(11.3)%
Investment income (loss), net	39.7	(76.5)	(116.2)	n/m
Other income (expense), net	5.9	(2.3)	(8.2)	n/m
Loss from continuing operations before benefit from income taxes and minority interests	(38.6)	(99.7)	(61.1)	n/m
Benefit from income taxes	24.3	12.3	(12.0)	(49.4)%
Minority interests in income of consolidated subsidiaries	(2.8)	(0.3)	2.5	89.3%
Loss from continuing operations	(17.1)	(87.7)	(70.6)	n/m
(Loss) income from disposal of discontinued operations, net of income taxes	(0.1)	1.2	1.3	n/m
Net loss	$(17.2)	$(86.5)	$(69.3)	n/m
Certain items as a percentage of sales:
Cost of sales	73.5%	76.2%
Advertising	7.1%	7.3%
Restaurant margin (as defined in “Restaurant Margin” above)	19.3%	16.5%

	Fifteen Month Method		Twelve Month Method
Same-store sales:	2007 First Nine Months	2008 First Nine Months	2007 First Nine Months	2008 First Nine Months
Company-owned restaurants	(1.2)%	(4.2)%	(1.4)%	(4.6)%
Franchised restaurants	0.9%	(2.1)%	0.6%	(2.2)%
Systemwide	0.2%	(2.8)%	0.0%	(3.1)%

Sales

Our sales increased $29.9 million, or 3.6%, to $860.5 million for the nine months ended September 28, 2008 from $830.6 million for the nine months ended September 30, 2007, primarily due to a $63.8 million increase in sales from the 76 net Company-owned restaurants we added since September 30, 2007.  Of this amount, the California Restaurants generated approximately $27.1 million of sales for us during the 2008 first nine months.  The increase in sales due to the number of Company-owned restaurants added since September 30, 2007 was partially offset by a $33.9 million decrease in sales due to a 4.2% decrease in same-store sales during the 2008 first nine months. Same store sales of our Company-owned restaurants decreased principally due to the same factors discussed under “Sales” in the three month discussion above although these factors had a lesser effect in the first half of the year.

Franchise Revenues

Our franchise revenues, which were generated entirely from the franchised restaurants, increased $2.8 million, or 4.4%, to $65.7 million for the nine months ended September 28, 2008 from $62.9 million for the nine months ended September 30, 2007.  Of this increase, $1.7 million is attributable to rental income from properties leased to franchisees that is included in franchise revenues for the nine months ended September 28, 2008.  The remainder of the increase is due primarily to a $2.1 million increase in royalties reflecting the net franchise unit activity in the table above, partially offset by a $1.2 million decrease related to our 2.1% decrease in same-store sales for the 2008 first nine months for franchised restaurants.

Same-store sales of our franchised restaurants decreased primarily due to the negative factors discussed above under “Sales,” but the decrease was less than for Company-owned restaurants due to the use of incremental national media advertising initiatives in the 2008 first and third quarters which had a greater positive affect on franchised restaurants than Company-owned restaurants due to the increased exposure in many franchise markets as compared with the Company-owned restaurants’ markets.

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, we no longer have any revenue from asset management and related fees.

Restaurant Margin

Our restaurant margin decreased to 16.5% for the nine months ended September 28, 2008 from a restaurant margin of 19.3% for the nine months ended September 30, 2007.  The decrease in restaurant margin for the 2008 first nine months was due to the same factors mentioned above in the three month discussion.

Cost of Services

As a result of the Deerfield Sale, we no longer incur any cost of services.  For the nine months ended September 30, 2007, our cost of services resulted entirely from the management of CDOs and Funds by Deerfield.

General and Administrative

Our general and administrative expenses decreased $32.5 million, or 20.9%, principally due to (1) $18.0 million of general and administrative expenses incurred in the 2007 first nine months at our former asset management segment, (2) an $18.0 million decrease in corporate general and administrative expenses as a result of the effects of the Corporate Restructuring, (3) a $5.5 million decrease in incentive compensation at our restaurant segment due to weaker than planned performance, (4) a $2.0 million decrease in relocation costs principally attributable to additional costs in the prior year related to estimated declines in market value and increased carrying costs for homes we purchased for resale from relocated employees and (5) a $1.2 million decrease in a reserve related to the resolution of a sales and use tax audit.  These decreases were partially offset by (1) a $4.8 million increase in the fees for professional and strategic services  provided to us under the Services Agreement which commenced in the 2007 third quarter, (2) $2.3 million of costs for professional fees related to Wendy’s merger integration activities, (3) a $1.6 million charge for an ongoing examination of certain franchise tax returns for fiscal years 1998-2004, (4) a $1.5 million settlement received in the prior year period of a lawsuit related to an investment that had been included in the Deferred Compensation Trusts for the benefit of the Former Executives and (5) a $1.0 million increase in our corporate aircraft costs principally incurred in the 2008 first quarter primarily related to an increase in aircraft maintenance costs for certain engine maintenance, the timing of which is mandated by the Federal Aviation Administration and is based on the manufacturer’s suggested maintenance schedule.

Depreciation and Amortization

Our depreciation and amortization, including impairment, increased $10.0 million, or 18.4%, principally reflecting (1) a $9.6 million impairment charge on one of our Company aircraft that we intend to sell, (2) an increase of $5.1 million related to restaurant impairment charges as a result of an increased number of underperforming units, (3) a $3.7 million increase in depreciation related to the property and equipment for the 76 net Company-owned restaurants added since September 30, 2007 and (4) a $0.8 million increase related to new restaurant equipment primarily related to our major new product offering in the third quarter of 2007.   These increases were partially offset by (1) $8.0 million of depreciation and amortization expenses, including impairment charges, incurred in the 2007 first nine months at our former asset management segment and (2) $1.9 million of depreciation and amortization in the 2007 first nine months related to certain assets which are now fully depreciated.

Facilities Relocation and Corporate Restructuring

The charge of $81.2 million in the 2007 first nine months consists primarily of general corporate severance costs principally related to transferring substantially all of Triarc’s senior executive responsibilities to the ARG executive team in Atlanta, Georgia, as discussed above in “Introduction and Executive Overview.”  The charge of $0.8 million during the 2008 first nine months consisted principally of general corporate charges related to severance for the New York headquarters’ employees who continued to provide services as employees during the first quarter as a part of the Corporate Restructuring.

Settlement of Preexisting Business Relationships

Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to evaluate and account for separately any preexisting business relationships between the parties to a business combination.  Under this accounting guidance, we reacquired certain leases in the California Restaurant Acquisition with fair market rentals which are different than the stated lease rental amounts were required to be valued and which resulted in a $1.2 million net gain.  In addition, we are required to record as an expense and exclude from the purchase price of acquired restaurants the value of any franchise agreements that is attributable to royalty rates below the current 4% royalty rate that we receive on new franchise agreements.  The amount of the settlement losses represents the present value of the estimated amount of future royalties by which the royalty rate is unfavorable over the remaining life of the franchise agreement. As a result, we recorded a $0.7 million loss related to the settlement of unfavorable franchise rights for certain of the franchised restaurants we acquired in two separate transactions during the 2008 first quarter.

Interest Expense

Interest expense decreased $5.2 million, or 11.3%, principally reflecting (1) the effect of lower interest rates on our variable rate debt and (2) a $1.1 million reversal in the 2008 first quarter of a portion of our interest accrued under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) relating to a tax position that was settled for less than we previously anticipated.  These items were partially offset by the effect of an increase in our average debt outstanding.

Investment Income (Loss), Net

The following table summarizes and compares the major components of investment income (loss), net:

	Nine Months Ended
	September 30,	September 28,
	2007	2008	Change
	(In Millions)

Other than temporary losses	$(7.5)	$(79.7)	$(72.2)
Net gains (losses):
Available-for-sale securities	15.5	0.5	(15.0)
Derivative instruments	1.8	(0.7)	(2.5)
Cost method investments and limited partnerships	21.7	1.6	(20.1)
Interest income	7.2	0.8	(6.4)
Other	1.0	1.0	-
	$39.7	$(76.5)	$(116.2)

•
 The $7.5 million other than temporary loss in the 2007 first nine months related to the recognition of impairment charges for the decline in market values of six of our then available-for-sale investments held by our former asset management segment.  For the first nine months of 2008, $68.1 million of the other than temporary losses related to the decline in value of our common stock investment in DFR discussed above under “Introduction and Executive Overview.” An additional $6.5 million of the 2008 other than temporary losses related to the $3.0 million decrease in value of our investment in Jurlique noted in the three month discussion above as well as an additional $3.5 million other than temporary loss on Jurlique recorded in the 2008 second quarter.  The remaining $5.1 million other than temporary loss related to the decline in value of certain of our available for sale securities which are held in the Equities Account as noted in the three month discussion above.

•
Our recognized net gains (losses) on securities include realized investment gains (losses) from marketable security transactions and realized and unrealized gains (losses) on derivative instruments.  The gains in the 2007 first nine months related to cost investments and limited partnerships represent (1) a $10.1 million realized gain on the sale in the 2007 third quarter of one of our cost method investments and (2) $8.4 million of gains realized in the prior year that did not recur in the current year related to the transfer of several cost method investments from the Deferred Compensation Trusts for the benefit of the Former Executives.

•
Our interest income decreased $6.4 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the cash equivalents used in connection with the Corporate Restructuring and interest income recognized in the 2007 first nine months at our former asset management segment.

All recognized gains and losses may vary significantly in future periods depending upon changes in the value of our investments and the timing of the sales of our available for sale investments.  Any other than temporary losses of our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods. As of October 31, 2008, as of a result of continuing weakness in the economy during the fourth quarter of 2008 and its effect on the financial market, there has been a decrease of approximately $11.0 million in the fair value of the available for sale securities held in the Equities Account as compared to their value on September 28, 2008. Such decreases could result in additional other than temporary losses on our available for sale securities held in the Equities Account in the fourth quarter of 2008.

Other Income (Expense), Net

	Nine Months Ended
	September 30,	September 28,
	2007	2008	Change
	(In Millions)

Deferred cost write-offs	$(0.4)	$(5.1)	$(4.7)
Gain on sale of unconsolidated business	2.6	-	(2.6)
Equity in net earnings (losses) of investees	0.9	(0.8)	(1.7)
Interest income other than on investments	0.5	3.4	2.9
Other	2.3	0.2	(2.1)
	$5.9	$(2.3)	$(8.2)

The changes in other income (expense), net for the nine month periods ended September 30, 2007 and September 28, 2008 are as follows:

•	The write off of deferred costs in the 2008 first nine months related to a financing alternative that is no longer being pursued.
•
The gain on sale of unconsolidated business in the 2007 first  nine months related to the sale of substantially all of our then remaining investment in Encore Capital Group, Inc. (“Encore”), a former investee of ours.

•
Our equity in net earnings (losses) in DFR’s operations decreased from income of $0.6 million for the 2007 first nine months to a loss of $0.8 million for the 2008 first nine months.  In addition, during the 2007 first nine months we recorded $0.3 million equity in the earnings of Encore.

•	Our interest income other than on investments increased primarily due to the interest income on the DFR Notes.

 Benefit From Income Taxes

The effective tax rate benefit for the first nine months of 2007 was 63% compared to 12% in the first nine months of 2008.  The effective rates vary principally as a result of (1) the effect in the first quarter of 2008 of a loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described above in “Introduction and Executive Overview—The Deerfield Sale”, (2) the effect in the first quarter of 2007 of recognizing a previously unrecognized contingent tax benefit in connection with the settlement of certain obligations to the Former Executives and (3) the effect of non-deductible compensation and other non-deductible expenses and their relative relationship to the pre-tax loss in both years.

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries decreased $2.5 million primarily as a result of the effect of the Deerfield Sale on our Deerfield minority interest.

Gain from disposal of discontinued operations, net of income taxes

The $1.2 million gain from disposal of discontinued operations, net of income taxes in the 2008 first nine months relates to a release of an accrual for state income taxes no longer required after the settlement of state income tax liabilities in three jurisdictions.

Net Loss

Our net loss increased $69.3 million to $86.5 million in the 2008 first nine months from $17.2 million in the 2007 first nine months.  This increase is attributed principally to the after tax effect of our other than temporary loss on our investment in DFR and other investments, the decrease in recognized net gains on securities in the 2008 first nine months and our significant decrease in restaurant margin, partially offset by decreases in facilities relocation and corporate restructuring expenses and related corporate general and administrative expenses.

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 28, 2008

Cash and cash equivalents (“Cash”) totaled $26.0 million at September 28, 2008 compared to $78.1 million at December 30, 2007.  For the nine months ended September 28, 2008, net cash provided by operating activities totaled $42.5 million, which results from the following significant items:

•	Our net loss of $86.5 million;
•
Net non-cash operating investment adjustments of $78.3 million which partially offset our net loss principally reflecting our other than temporary losses in our investment in the common stock of DFR and, to a lesser extent, in our investments in Jurlique and certain available for sale equity securities;

•	Depreciation and amortization of $64.4 million, including impairment charges of $15.6 million;
•	Our deferred income tax benefit of $13.5 million
•	The write off of deferred costs related to a financing alternative that is no longer being pursued and amortization of deferred financing costs which totaled $7.3 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $3.7 million and
•	A decrease in operating assets and liabilities of $11.7 million principally reflecting a $9.4 million decrease in accounts payable, accrued expenses and other current liabilities due primarily to the payment of bonuses and severance paid in connection with the Corporate Restructuring, net of accrued dividends as of September 28, 2008.

We expect continued positive cash flows from continuing operating activities during the remainder of 2008.

    Additionally, for the nine months ended September 28, 2008, we had the following significant sources and uses of cash:

•	Cash capital expenditures totaling $58.4 million principally related to the construction of new restaurants and the remodeling of existing restaurants;
•	Payment of cash dividends totaling $16.1 million;
•	Proceeds of $53.7 million from the issuance of long-term debt;
•	Repayments of long-term debt of $89.3 million which includes a $45.0 million principal repayment of our senior secured term loan facility (“Term Loan”) discussed further below;
•	Proceeds of $30.0 million from the transfer of Equities Account restricted cash equivalents to cash and cash equivalents discussed above;
•	Cash paid for business acquisitions totaling $9.5 million, including $7.9 million for the California Restaurant Acquisition and
•	Capitalized transaction costs related to our merger with Wendy’s of $7.5 million.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was a deficiency of $124.1 million at September 28, 2008, reflecting a current ratio, which equals current assets divided by current liabilities, of 0.5:1.  The working capital deficit at September 28, 2008 increased $87.2 million from a deficit of $36.9 million at December 30, 2007, primarily due to (1) cash capital expenditures of $58.4 million, (2) a $45.0 million principal prepayment on our term loan (discussed further below), (3) a $40.0 million reclassification of debt from long-term to current reflecting an anticipated non-mandatory principal repayment on our term loan (discussed further below) within the next twelve months, (4) $16.1 million in dividend payments and (5) the $9.5 million cost of business acquisitions, exclusive of working capital items.  These items were partially offset by (1) the transfer of $30.0 million of restricted cash in the Equities Account to Wendy’s/Arby’s as discussed above under “Introduction and Executive Overview” and (2) proceeds of $53.7 million from the issuance of long-term debt, including a $20.0 million refinancing of one of our corporate aircraft (also discussed further below).

Our total capitalization at September 28, 2008 was $1,055.4 million, consisting of stockholders’ equity of $334.2 million and long-term debt of $721.2 million, including current portion.  Our total capitalization at September 28, 2008 decreased $132.8 million from $1,188.2 million at December 30, 2007 principally reflecting:

•	Cash dividends paid of $16.1 million, accrued dividends of $7.4 million and the non-cash stock dividend of the DFR shares with a carrying value of $14.5 million;
•	Net loss of $86.5 million, including the $68.1 million recognized other than temporary loss on our common stock investment in DFR which is not deductible for income tax purposes;
•
The components of “Other comprehensive loss” that are not included in the calculation of net income of $6.2 million, after a $3.5 million related tax provision, principally reflecting (1) the reclassification of $8.3 million of pre-tax unrealized holding losses from accumulated other comprehensive loss to “Investment income (loss), net,” principally as part of our recognized other than temporary loss on our investment in DFR and (2) $1.7 million of unrealized holding gains arising during the 2008 first nine months on our available-for-sale securities.

•	An $18.2 million net decrease in long-term debt, including current portion, which includes the $5.6 million balance of outstanding debt assumed as part of the California Restaurant Acquisition.

Our total capitalization increased significantly on September 29, 2008 as a result of the issuance of approximately 377,000,000 shares of Wendy’s/Arby’s common shares in connection with the merger with Wendy’s.

Long-term Debt

We have the following obligations outstanding as of September 28, 2008:

•
ARG credit agreement—We have a credit agreement (the “ARG Credit Agreement”) that includes a senior secured term loan facility (the “Term Loan”) with a remaining principal balance of $495.0 million as of September 28, 2008 which expires on July 25, 2012 and a senior secured revolving credit facility (the “Revolver”) of $100.0 million, which expires on July 25, 2011 and under which there were no borrowings as of September 28, 2008.  During the first nine months of 2008, we borrowed a total of $20.0 million under the Revolver; however, no amounts were outstanding at the end of any of the first three quarters of 2008.  The availability under the Revolver as of September 28, 2008 was $92.2 million, which is net of $7.8 million of outstanding letters of credit.  During the 2008 third quarter, we made a $45.0 million principal prepayment on the Term Loan to assure compliance with the maximum lease adjusted leverage ratio in the ARG Credit Agreement.  We anticipate additional non-mandatory principal prepayments on the Term Loan of approximately $40.0 million within the next twelve months in order to assure such compliance with such covenants, including the maximum lease adjusted leverage ratio. The Term Loan also requires prepayments of principal amounts resulting from certain events and, on an annual basis, from excess cash flow of the restaurant business as determined under the ARG Credit Agreement (the “Excess Cash Flow Payment”). The Excess Cash Flow Payment for fiscal 2007 of approximately $10.4 million was paid in the second quarter of 2008.

•	Sale-leaseback obligations—We have $119.9 million of sale-leaseback obligations outstanding as of September 28, 2008 which are due through 2028.

•	Capitalized lease obligations—We have $76.9 million of capitalized lease obligations outstanding as of September 28, 2008 which are due through 2036.

•
Aircraft financing —During the 2008 third quarter we entered into a new $20.0 million financing facility for one of our existing Company aircraft (the “Aircraft Financing”).  The facility requires regular monthly payments, including interest, of approximately $0.2 million through August 2013 with a final balloon payment of approximately $15.2 million due September 5, 2013. The annual interest rate is fixed at 6.54%.   As of September 28, 2008, the entire $20.0 million was outstanding.

•	California Restaurant Acquisition notes—We have $5.6 million of notes payable assumed as part of the California Restaurant Acquisition outstanding as of September 28, 2008 which are due through 2014.

•	Leasehold notes—We have $1.7 million of leasehold notes outstanding as of September 28, 2008 which are due through 2018.

•
Convertible notes—We have $2.1 million of convertible notes outstanding as of September 28, 2008 which do not have any scheduled principal repayments prior to 2023 and are convertible into 53,000 shares of our class A common stock and 107,000 shares of our class B common stock, as adjusted due to the dividend of DFR common stock distributed to our stockholders in April 2008.  The convertible notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the convertible notes plus accrued interest.

Treasury Stock Purchases

Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A common stock.  Under this program, we did not make any treasury stock purchases during the 2008 first nine months, and we are unable to determine whether we will repurchase any shares under this program during the fourth quarter of 2008.

Purchase of Indebtedness

Subject to market conditions, our capital needs and other factors, we may from time to time purchase our indebtedness and/or the indebtedness of our subsidiaries, including indebtedness outstanding under the ARG Credit Agreement, in market transactions, privately negotiated sales or other transactions.  As of September 28, 2008, we have not purchased any of our or our subsidiaries’ indebtedness.

Sources and Uses of Cash for the Remainder of 2008

Our anticipated consolidated cash requirements for continuing operations for the fourth quarter of 2008, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures, including Wendy’s, of approximately $38.1 million;
•	Quarterly cash dividends aggregating up to approximately $14.4 million as discussed below in “Dividends”;
•
Scheduled debt principal repayments aggregating $3.6 million, which includes $1.3 million for the Term Loan, $1.0 million for capitalized lease obligations, $0.7 million for sale-leaseback obligations, $0.3 million for the California Restaurant Acquisition notes, $0.2 million for the Aircraft Financing and $0.1 million for leasehold notes.  In addition, Wendy’s has scheduled debt principal repayments of approximately $0.4 million;

•	Payments of approximately $7.4 million related to our facilities relocation and corporate restructuring accruals;
•	The costs of any potential business acquisitions;

•	Any non-mandatory prepayments under the ARG Credit Agreement, which we currently estimate will be approximately $40.0 million as described above;
•	Payment of $30.0 million which we are obligated to return to the Equities Account by December 31, 2008 as discussed above; and
•	A maximum of an aggregate $50.0 million of payments for repurchases, if any, of our class A common stock for treasury under our current stock repurchase program as discussed above.

We anticipate meeting all of these requirements through the following sources of cash:

•	Our cash and cash equivalents of approximately $26.0 million plus approximately $199.8 million of cash and cash equivalents acquired on September 29, 2008 as part of the Wendy’s merger;
•	Cash flows from continuing operating activities;
•	Available borrowings under our revolving credit facility discussed above; and
•	The potential sale or financing of corporate, non-restaurant assets.

Other Revolving Credit Facility

In addition to the $100.0 million revolving credit facility mentioned above, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, but with respect to which we are deemed to be the primary beneficiary under GAAP, has a fully available $3.5 million line of credit. As of the date of the merger, Wendy’s U.S. advertising fund has a fully available $25.0 million revolving line of credit for its use.

Wendy’s is currently negotiating the terms of a new $200.0 million secured revolving credit facility.  We currently anticipate finalizing this facility in the 2008 fourth quarter. However, there can be no assurance that we will finalize this new facility.

Debt Covenants

The ARG Credit Agreement contains various covenants, as amended during 2007, the most restrictive of which requires (1) periodic financial reporting and (2) meeting certain leverage and interest coverage ratio tests and restricts, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends by ARG indirectly to Wendy’s/Arby’s.  We were in compliance with all of these covenants as of September 28, 2008 and we expect to remain in compliance with all of these covenants through the remainder of 2008, including through the effect of non-mandatory prepayments, if necessary.  As of September 28, 2008 there was $12.5 million available for the payment of dividends to Wendy’s/Arby’s under the covenants of the ARG Credit Agreement.

A significant number of the underlying leases for our sale-leaseback obligations and our capitalized lease obligations, as well as our operating leases, require or required periodic financial reporting of certain subsidiary entities or of individual restaurants, which in many cases has not been prepared or reported.  We have negotiated waivers and alternative covenants with our most significant lessors which substitute consolidated financial reporting of our restaurant business for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of September 28, 2008, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  None of the lessors has asserted that we are in default of any of those lease agreements.  We do not believe that this non-compliance will have a material adverse effect on our condensed consolidated financial position or results of operations.

Contractual Obligations

There were no material changes to our contractual obligations since December 30, 2007, as disclosed in Item 7 of our 2007 Form 10-K.  However, in connection with the Wendy’s merger, our contractual obligations will increase.  As of December 30, 2007, Wendy’s reported operating lease obligations of $997.0 million, long-term debt obligations of $811.6 million, purchase obligations of $170.2 million and capital lease obligations of $35.0 million in their 2007 Form 10-K.  We are not aware of any material changes to these amounts as of September 28, 2008.

Guarantees and Commitments

There were no material changes to our guarantees and commitments since December 30, 2007, as disclosed in Item 7 of our 2007 Form 10-K. However, in connection with the Wendy’s merger, our guarantees and commitments will increase.  As of December 30, 2007, Wendy’s reported $169.0 million for certain guaranteed lease and debt payments, primarily related to franchisees, guarantees and commitments of approximately $19.4 million for contingent rent on certain leases that have been assigned to unrelated third parties and $6.5 million for guarantees on letters of credit with various parties in their 2007 Form 10-K.  We are not aware of any material changes to these amounts as of September 28, 2008.  In connection with the accounting for the purchase price, the fair value of certain of the Wendy’s guarantees and commitments will be included in our liabilities.

Dividends

On October 3, 2008, we paid quarterly cash dividends of $0.08 per share on our Class A common stock and Class B common stock aggregating $7.4 million. On November 3, 2008 we declared a regular quarterly cash dividend of $0.015 per share on our Class A common stock payable on December 15, 2008 to holders of record on December 1, 2008.  We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  Our total cash dividends declared in the 2008 fourth quarter, based on the number of Class A common shares outstanding as of September 29, 2008, after taking into account the shares issued in connection with the Wendy’s merger, is approximately $7.0 million.  Our total cash requirements for the payment of dividends in the 2008 fourth quarter are $14.4 million which includes the payment of dividends declared in the 2008 third quarter.

The Deerfield Sale

As further described above under “Introduction and Executive Overview—The Deerfield Sale”, on December 21, 2007, we completed the Deerfield Sale and a portion of the proceeds, all of which were non-cash, included the DFR Notes.  The DFR Notes bear interest at the three-month LIBOR (3.76% at September 26, 2008) plus 5% through December 31, 2009, increase 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.

On March 18, 2008, in response to unanticipated credit and liquidity events in 2008, DFR announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by deterioration of the global credit markets and, as a result, it sold $2.8 billion of its agency and $1.3 billion of its AAA-rated non-agency mortgage-backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4.2 billion, all at a net after-tax loss of $294.3 million to DFR.

The dislocation in the mortgage sector and continuing weakness in the broader financial market has adversely impacted, and may continue to adversely impact, DFR’s cash flows and DFR has reported operating losses for the first six months of 2008.  However, we have received all three quarterly interest payments on the DFR Notes which were due through September 30, 2008 on a timely basis.  Additionally, on October 15, 2008 we received a $1.1 million dividend on the convertible preferred stock which we previously held.  Based on the Deerfield Sale agreement, payment of a dividend by DFR on this preferred stock was dependent on DFR’s board of directors declaring and paying a dividend on DFR’s common stock. The first dividend to be declared on their common stock following the date of the Deerfield Sale was declared in our 2008 third quarter and paid on October 15, 2008.  Therefore, during the 2008 third quarter, we recognized the dividend income from DFR.  DFR qualified for REIT status in previous quarters; however, on October 2, 2008, DFR announced, among other things, its conversion to a C corporation and the termination of its REIT status.  Updated financial information from DFR for their 2008 third quarter ended September 30, 2008 will not be available until the filing of DFR’s Form 10-Q.  Based on current publicly available information and the other factors discussed above, we believe the DFR Notes are fully collectible.

Income Taxes

Our Federal income tax returns for years subsequent to December 28, 2003 are not currently under examination by the IRS, although some of our state income tax returns are currently under examination.   One of these states has issued a notice of proposed tax adjustments aggregating $2.8 million for which adequate reserves are included in “Current liabilities related to discontinued operations.”  However, we have disputed the notice and believe ultimate resolution will not have a material adverse impact on our condensed consolidated financial position or results of operations.

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

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, the Company (then known as Triarc Companies, Inc.), and Trian Partners, in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 19, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to Form S-4 under the Securities Act of 1933 (the “Form S-4”). The proposed amended complaint sought certification of the proceeding as a class action; preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

Also on April 25, 2008, a putative class action and derivative complaint was filed by Cindy Henzel, on behalf of herself and others similarly situated, and derivatively on behalf of Wendy’s, against Wendy’s and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 16, 2008. The proposed amended complaint alleges breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The proposed amended complaint seeks certification of the proceeding as a derivative and class action; an injunction against consummating the merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the merger agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On May 22, 2008, a putative class action complaint was filed by Ronald Donald Smith, on behalf of himself and others similarly situated, against Wendy’s and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 30, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The proposed amended complaint sought certification of the proceeding as a derivative and class action; an injunction against consummating the merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the merger agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, on behalf of themselves and others similarly situated, against Wendy’s, its directors, and Triarc Companies, Inc. in the Supreme Court of the State of New York, New York County. An amended complaint was filed on June 20, 2008. The amended complaint alleges breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The amended complaint seeks certification of the proceeding as a class action; preliminary and permanent injunctions against consummating the merger; other equitable relief; attorneys’ fees; and any other relief the court deems proper and just. All parties to this case have jointly requested that the court stay the action pending resolution of the Ohio cases.

On July 9, 2008, the parties to the three Ohio actions described above filed a stipulation and proposed order that would consolidate the cases, provide for the proposed amended complaint in the Henzel case to be the operative complaint in each of the cases, designate one law firm as lead plaintiffs’ counsel, and establish an answer date for the defendants in the consolidated case. The court entered the order as proposed in all three cases on July 9, 2008.

On August 13, 2008, counsel for the parties to the Guiseppone, Henzel, Smith and Ravanis cases described above entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all such lawsuits, which would include the dismissal with prejudice, and release, of all claims against all the defendants, including Wendy’s, its directors, us and Trian Partners. In connection with the settlement, Wendy’s agreed to make certain additional disclosures to its shareholders, which were contained the Form S-4 and to pay plaintiffs’ legal fees.

The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. There can be no assurance that the parties will ultimately enter into such stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that the parties do not enter in the stipulation of settlement or if court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs or for future periods.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating approximately $0.6 million as of September 28, 2008.  Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of such legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Seasonality

Our continuing operations are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter. Seasonality may be impacted as a result of the Wendy’s merger due to the fact that Wendy’s average restaurant sales are normally higher during the summer months than during the winter months.  Because their business is moderately seasonal, results for any future quarter will not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs, (3) changes in acquisition related deferred tax balances after the completion of the purchase price allocation be recognized in the statement of operations as opposed to through goodwill and (4) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of stockholders’ equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning in our 2009 fiscal year and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of minority interests from a liability to a component of stockholders’ equity in our consolidated financial statements beginning in our 2009 fiscal year.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions starting with our 2009 fiscal year.  The impact will depend upon the nature and terms of such future acquisitions, if any.  These statements will not have an effect on our accounting for the Wendy’s merger except for any potential adjustments to deferred taxes included in the allocation of the purchase price after such allocation has been finalized.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. This statement will become effective during our 2008 fourth quarter.  We do not expect any significant impact on our consolidated financial statements upon implementation of this pronouncement.

Outlook for the Remainder of 2008

Sales

Our net sales will increase significantly for the remainder of 2008 compared to the same period in 2007 as a result of the Wendy’s merger.  However, despite an overall increase in sales, the same-store sales trends at Arby’s continue to be negatively impacted by the factors described in “Results of Operations – Sales” above and we expect these trends will continue to adversely impact our customer traffic for the remainder of the 2008 fiscal year.  Some of the negative factors mentioned above, such as the level of discounting we offer compared to our competitors,  are anticipated to continue during the fourth quarter.  In addition, we could be negatively impacted by a reduction in advertising and by a shorter holiday shopping season in the 2008 fourth quarter compared to the 2007 fourth quarter.  We will attempt to partially offset these negative factors by utilizing a strong product and promotional calendar for the rest of the year including product enhancements and value promotions as well as with advertising that we feel offers improved creative content.  We presently plan to open approximately 5 new Company-owned Arby’s restaurants during the remainder of 2008 and close 2 Company-owned Arby’s restaurants as discussed below.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 4 Arby’s restaurant leases that are scheduled for renewal or expiration during the remainder of 2008.  We currently anticipate the renewal or extension of 2 of these leases.

Wendy’s has recently initiated a more aggressive value menu pricing strategy and has also introduced a premium chicken menu item, both of which are expected to positively impact traffic and same store sales in the fourth quarter of 2008.  However, these increases could be negatively impacted by general economic conditions.  We plan to open 2 Company-owned Wendy’s restaurants during the remainder of 2008 and close approximately 5 Company-owned Wendy’s restaurants.   In addition, there are 16 Wendy’s restaurant leases that are scheduled for renewal or expiration during the remainder of 2008.  We anticipate the renewal or extension of all but approximately 5 of these leases.

Franchise Revenues

Our franchise revenues will increase significantly for the remainder of 2008 as a result of the Wendy’s merger.  Franchise revenues will also be favorably impacted by net new restaurant openings by both Arby’s and Wendy’s franchisees.  Despite an overall increase in franchise revenues, the same-store sales trends for franchised restaurants at Arby’s and Wendy’s will continue to be generally impacted by the various factors described above under “Sales.”

Restaurant Margin

We expect that our restaurant margin percentage for the remainder of 2008 will decrease as a result of the effect of the Wendy’s merger because Wendy’s has historically lower restaurant margins than Arby’s.  In addition to the impact of the Wendy’s merger, we anticipate that our restaurant margin related to Arby’s restaurants for the remainder of 2008 will continue to be lower than that for the comparable period in 2007 as a result of higher (1) labor costs due to the Federal and state minimum wage increases in 2008, (2) food costs due to rising prices in beef and other commodities, and (3) utilities costs.  We expect these negative factors will be partially offset by (1) the favorable impact of product enhancements through the remainder of 2008,  (2) a discretionary reduction in Arby’s advertising expense planned for the 2008 fourth quarter and (3) selective price increases to our menu during the fourth quarter of 2008.

Wendy’s recent shift to a more aggressive value menu pricing strategy and its increased costs stemming from minimum wage increases, higher commodity and utilities costs are expected to negatively impact restaurant margin in the fourth quarter, 2008.  However, this impact is expected to be partially offset by the full quarter effect of price increases implemented in September 2008, the higher margins of the premium chicken menu item described above and the effect on fixed and semi-variable costs from the increase in same-store sales.

General and Administrative

We expect that our general and administrative expense for the fourth quarter of 2008 will increase compared to the same period in 2007 as a result of the Wendy’s merger.  This increase will be partially offset by a decrease resulting from the completion of the Corporate Restructuring and the Deerfield Sale.

Depreciation and Amortization

We expect that our depreciation and amortization expense for the fourth quarter of 2008 will increase compared to the same period in 2007 as a result of (1) the Wendy’s merger, (2) the addition of property and equipment principally for new restaurants and (3) potential impairment charges, if any, on our long-lived assets.  This increase will be partially offset by a decrease due to the fact that we had depreciation and amortization and impairment charges at our former asset management segment in the fourth quarter of 2007 that will not recur in the 2008 fourth quarter as a result of the Deerfield sale.

Goodwill Impairment

We will perform our annual review of goodwill during the fourth quarter of 2008.  As noted above, we anticipate that the factors which have negatively impacted our Company-owned restaurant margins through the first nine months of 2008 will continue to negatively impact Company-owned restaurant margins in the 2008 fourth quarter.  Further deterioration may result in an impairment of our goodwill.

Facilities Relocation and Corporate Restructuring

We expect to incur additional facilities relocation and corporate restructuring charges in conjunction with the Wendy’s merger; however, we are unable to estimate the amount as of September 28, 2008.

Interest Expense

We expect that our interest expense for the fourth quarter of 2008 will increase compared to the same period in 2007 primarily as a result of the increase in debt due to the Wendy’s merger.

Investment Income (Loss), Net

As of a result of continuing weakness in the economy during the fourth quarter of 2008 and its effect on the financial market, our available for sale securities held in the Equities Account have experienced a decrease, as of October 31, 2008, of approximately $11.0 million in their fair value as compared to the September 28, 2008 carrying and fair values. Such decreases could result in additional other than temporary losses on our available for sale securities held in the Equities Account in the fourth quarter of 2008.

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

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.  We had no significant changes in our management of, or our exposure to, commodity price risk or equity market risk (with the exception of the reduction in our equity market risk related to our investments in Deerfield Capital Corp, (“DFR”), which we distributed to our shareholders in April 2008), or foreign currency risk during the nine months ended September 28, 2008.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit its impact on our earnings and cash flows.  We have historically used interest rate caps and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows.  As of September 28, 2008 our long-term debt, including current portion, aggregated $721.2 million and consisted of $495.0 million of variable-rate debt, $196.8 million of capitalized lease and sale-leaseback obligations, and $29.4 million of fixed-rate debt.  Our variable interest rate debt consists of $495.0 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2012.  The term loan bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) (3.76% at September 26, 2008) plus 2.25%.  In connection with the terms of the related credit agreement, we had three interest rate swap agreements that fix the interest rate at 4.12%, 4.56% and 4.64% on $100.0 million, $50.0 million and $55.0 million, respectively, of the outstanding principal amount until September 30, 2008, October 30, 2008 and October 30, 2008, respectively.  We do not currently plan to enter into future swap agreements.  We cannot determine the magnitude of this potential impact at this time because it is dependent on the direction and magnitude of any changes in the interest rate environment.  The interest rate swap agreements related to the term loans were designated as cash flow hedges and, accordingly, are recorded at fair value with changes in fair value recorded through the accumulated other comprehensive income or loss component of stockholders’ equity to the extent of the effectiveness of these hedges.  There was no ineffectiveness from these hedges through September 28, 2008.  If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recognized in our results of operations.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.  See below for a discussion of how we manage this risk.  Our interest rate risk will also be impacted by the merger with Wendy’s International, Inc. (“Wendy’s”).

Overall Market Risk

Our overall market risk as of September 28, 2008 includes the senior secured notes of DFR (the “DFR Notes”), which we received in late fiscal 2007 in connection with the sale of our majority capital interest in Deerfield & Company, LLC (“Deerfield”), which is discussed in more detail below and investments (the “Equities Account”) that are managed by a management company formed by certain former executives (the “Management Company”).

At September 28, 2008, as a result of the Deerfield Sale, we held DFR Notes with a carrying value of $46.5 million.  The collection of the DFR Notes and related interest are dependent on the cash flows of DFR. DFR disclosed during the first quarter of 2008 that it had repositioned its investment portfolio to focus on agency-only residential mortgage backed securities and its asset management segment with its fee-based revenue streams. We are unable to determine the effect that these investment changes will have on DFR’s cash flows nor the potential financial impact of the dislocation in the mortgage sector and the current weaknesses in the broader financial market.  We have received all three quarterly interest payments on the DFR Notes which were due through September 30, 2008 on a timely basis.  Certain expenses totaling $6.2 million related to the Deerfield Sale, which were a liability of the Company and for which we had an equal offsetting receivable from DFR as of December 30, 2007, were paid by DFR during 2008.  Additionally, on October 15, 2008 we received a $1.1 million dividend on the convertible preferred stock which we previously held.  DFR qualified for REIT status in previous quarters; however, on October 2, 2008, DFR announced, among other things, its conversion to a C corporation and the termination of its REIT status.  Updated financial information from DFR for their 2008 third quarter ended September 30, 2008 will not be available until the filing of DFR’s Form 10-Q. As of September 28, 2008, based on publicly available information and the other factors discussed above, we believe that the principal amount of the DFR Notes is fully collectible.

We maintain investment holdings of various issuers, types and maturities.  As of September 28, 2008 these investments were classified in our condensed consolidated balance sheet as follows (in millions):

Investment assets:
Cash equivalents included in “Cash and cash equivalents”	$15.8
Investment settlement receivable	0.1
Non-current restricted cash equivalents	4.0
Non-current investments	70.4
$90.3
Investment liabilities:
Investment settlement payable included in “Accrued expenses and other current liabilities”	$(0.2)
Derivatives in liability positions included in “Other liabilities”	(2.4)
$(2.6)

Included in our investment assets is our Equities Account, which comprises investments primarily in underperforming companies, which the Management Company believes are undervalued and provide opportunity for increases in fair value.  Additionally, the Management Company has and may in the future sell short certain securities which it believes are overvalued. In order to partially mitigate the exposure of the portfolio to market risk, the Management Company employs a hedging program which utilizes a put option on a market index.  In December 2005 we invested $75.0 million in the Equities Account, and in April 2007, as part of the agreements with the former executives, we entered into an agreement under which (1) the Management Company will continue to manage the Equities Account until at least December 31, 2010, (2) we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (3) beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments.  The Equities Account is invested principally in the equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $63.2 million as of September 28, 2008, consisting of $2.9 million in restricted cash equivalents, $62.6 million in investments, $0.3 million in investment-related receivables (included in “Deferred costs and other assets”), less $0.2 million in investment settlement payable (included in “Accrued expenses and other current liabilities”) and $2.4 million of derivatives in a liability position (included in “Other liabilities”). As of September 28, 2008, the derivatives held in our Equities Account investment portfolio consisted of (1) put options on a market index, (2) total return swaps on equity securities, and (3) a put and call option combination on an equity security. We did not designate any of these strategies as hedging instruments and, accordingly all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.  The fair value of the Equities Account of $63.2 million excludes $30.0 million of restricted cash transferred from the Equities Account to Wendy’s/Arby’s in the 2008 third quarter.  We currently intend to return this amount to the Equities Account by December 31, 2008.

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund money market and bank money market accounts and cash in interest-bearing brokerage and bank accounts with a stable value, $4.0 million of which were restricted as of September 28, 2008.

At September 28, 2008 our investments were classified in the following general types or categories (in millions):

		At Fair	Carrying Value
Type	At Cost	Value (a) (b)	Amount	Percent

Cash equivalents and investment asset positions:
Cash equivalents	$15.8	$15.8	$15.8	17.5%
Investment settlement receivable	0.1	0.1	0.1	0.1%
Non-current restricted cash equivalents	4.0	4.0	4.0	4.4%
Non-current investments accounted for as available-for-sale securities	49.5	55.9	55.9	61.8%
Other non-current investments in investment limited partnerships accounted for at cost	2.0	2.3	2.0	2.3%
Other non-current investments accounted for at:
Cost (c)	6.1	7.0	6.1	6.8%
Fair value	2.8	6.4	6.4	7.1%
	$80.3	$91.5	$90.3	100.0%
Investment liability positions:
Investment settlement payable	$-	$0.2	$0.2	7.7%
Derivatives in liability positions	-	2.4	2.4	92.3%
	$-	$2.6	$2.6	100.0%

$-	$0.2		$0.2	7.7%
-	2.4		2.4	92.3%
$-	$2.6	$2.6		100.0%

(a)                  There can be no assurance that we would be able to sell certain of these investments at these amounts.
(b)
Includes $2.9 million of restricted cash equivalents, $55.9 million of non-current available-for-sale securities, $6.4 million of non-current investment derivatives, $0.3 million of non-current cost investments less $0.2 million of investment settlement payable and $2.4 million of derivatives in non-current liability positions that are being managed in the Equities Account by the Management Company until at least December 31, 2010.  As of October 31, 2008, the non-current available-for-sale securities held in the Equities Account have declined in value by approximately $11.0 million to $45.0 million.

(c)
Includes our investment in Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded (“Jurlique”).  This cost investment declined in value in 2008 and therefore we recorded other than temporary losses of $6.5 million in the nine months ended September 28, 2008.

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

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at September 28, 2008 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to changes in our portfolio management strategy, and general market conditions, these estimates are not necessarily indicative of the actual results which may occur.  As of September 28, 2008, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into for other than trading purposes.

	Carrying	Interest	Equity	Foreign
	Value	Rate Risk	Price Risk	Currency Risk
Cash equivalents	$15.8	$-	$-	$-
Restricted cash equivalents – non-current	4.0	-	-	-
Available-for-sale securities – restricted (a)	55.9	-	(5.6)	-
Investment in Jurlique at carrying value, net of other than temporary loss	2.0	-	(0.9)	(0.9)
Put options on market index – restricted (a)	6.2	-	(2.9)	-
Total return swap on an equity security – restricted (a)	0.2	-	(0.6)	-
Other investments	6.1	-	(0.6)	-
DFR Notes	46.5	(0.5)	-	-
Interest rate swaps in a liability position	(0.2)	-	-	-
Investment settlement payable (a)	(0.2)	-	-	-
Investment derivatives in liability positions:
Put and call option combination on an equity security – restricted (a)	(1.1)	-	(0.3)	-
Total return swap on equity securities – restricted (a)	(1.3)	-	(1.5)	(0.1)
Long-term debt, excluding capitalized lease and sale-leaseback obligations	(524.3)	(16.4)	-	-

(a) These amounts are included in the Equities Account.

The sensitivity analysis of financial instruments held at September 28, 2008 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at September 28, 2008 and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the table above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

We have not included the potential effect of the credit risk associated with the collectability of the DFR Notes, which is dependent on the cash flows of DFR as we believe that the principal amount of the DFR Notes is fully collectible.  We also have not included the credit risk associated with the debt of Wendy’s after the September 29, 2008 merger date.

Our cash equivalents and restricted cash equivalents included $15.8 million and $4.0 million, respectively, as of September 28, 2008 of mutual fund money market and bank money market accounts and/or interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of September 28, 2008, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our $495.0 million of variable-rate long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations.  Our variable-rate long-term debt outstanding as of September 28, 2008 had a weighted average remaining maturity of approximately three years.  However, as discussed above under “Interest Rate Risk,” we had three interest rate swap agreements, all of which expired by October 30, 2008.  The interest rate risk of our variable-rate debt presented in the table above excludes the $205.0 million for which we designated interest rate swap agreements as cash flow hedges for the terms of the swap agreements.  These interest rate swaps expired by October 30, 2008 and we do not currently plan to enter into new swaps.  Our interest rate risk will increase after these swaps expire.  As interest rates decrease, the fair market values of the interest rate swap agreements decrease.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on the net fair value of the swap agreements and on our financial position.  Due to the near-term expiration date, such change is not relevant as the carrying value is indicative of the current market value. We only have $29.4 million of fixed-rate debt as of September 28, 2008, for which a potential impact of a decrease in interest rates of one percentage point would have an immaterial impact on the fair value of such debt and, accordingly, is not reflected in the table above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Part II.                      OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Effective September 29, 2008, in conjunction with the merger with Wendy’s International, Inc. (“Wendy’s”), the corporate name of Triarc Companies, Inc. (“Triarc”) changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or, together with its subsidiaries, the “Company” or “We”).  This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures and the potential impact of competitors’ new units on sales by Wendy’s and Arby’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	development costs, including real estate and construction costs;

•
changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu,” and changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•
certain factors affecting our franchisees, including the business and financial viability of key franchisees, the timely payment of such franchisees’ obligations due to us, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s and Arby’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

•	our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Wendy’s and Arby’s restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

•	changes in commodity costs (including beef and chicken), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability and cost of insurance;

•	adverse weather conditions;

•	availability, terms (including changes in interest rates) and deployment of capital;

•
changes in legal or self-regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits and taxation rates;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•
the impact of general economic conditions on consumer spending, including a slower consumer economy particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•	the impact of our continuing investment in series A senior secured notes of DFR following our corporate restructuring; and

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

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, the Company (then known as Triarc Companies, Inc.), and Trian Partners, in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 19, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to Form S-4 under the Securities Act of 1933 (the “Form S-4”). The proposed amended complaint sought certification of the proceeding as a class action; preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

Also on April 25, 2008, a putative class action and derivative complaint was filed by Cindy Henzel, on behalf of herself and others similarly situated, and derivatively on behalf of Wendy’s, against Wendy’s and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 16, 2008. The proposed amended complaint alleges breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The proposed amended complaint seeks certification of the proceeding as a derivative and class action; an injunction against consummating the merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the merger agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On May 22, 2008, a putative class action complaint was filed by Ronald Donald Smith, on behalf of himself and others similarly situated, against Wendy’s and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 30, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The proposed amended complaint sought certification of the proceeding as a derivative and class action; an injunction against consummating the merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the merger agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, on behalf of themselves and others similarly situated, against Wendy’s, its directors, and Triarc Companies, Inc. in the Supreme Court of the State of New York, New York County. An amended complaint was filed on June 20, 2008. The amended complaint alleges breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in the Form S-4. The amended complaint seeks certification of the proceeding as a class action; preliminary and permanent injunctions against consummating the merger; other equitable relief; attorneys’ fees; and any other relief the court deems proper and just. All parties to this case have jointly requested that the court stay the action pending resolution of the Ohio cases.

On July 9, 2008, the parties to the three Ohio actions described above filed a stipulation and proposed order that would consolidate the cases, provide for the proposed amended complaint in the Henzel case to be the operative complaint in each of the cases, designate one law firm as lead plaintiffs’ counsel, and establish an answer date for the defendants in the consolidated case. The court entered the order as proposed in all three cases on July 9, 2008.

On August 13, 2008, counsel for the parties to the Guiseppone, Henzel, Smith and Ravanis cases described above entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all such lawsuits, which would include the dismissal with prejudice, and release, of all claims against all the defendants, including Wendy’s, its directors, us and Trian Partners. In connection with the settlement, Wendy’s agreed to make certain additional disclosures to its shareholders, which were contained in the Form S-4 and to pay plaintiffs’ legal fees.

The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. There can be no assurance that the parties will ultimately enter into such stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that the parties do not enter in the stipulation of settlement or if court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs or for future periods.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $0.6 million as of September 28, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our condensed consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2008 and June 29, 2008.  Those risk factors could materially affect our business, financial condition or future results.  Except as described in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and Form 10-Qs.

In our second quarter Form 10-Q we included a number of risk factors relating to the then-pending merger with Wendy’s.  Those risk factors are updated and supplemented as follows, reflecting completion of the merger:

Risks Relating to Wendy’s/Arby’s Group

We may not be able to successfully consolidate business operations and realize the anticipated benefits of the merger.

Realization of the anticipated benefits of the merger, including anticipated synergies and overhead savings, will depend, in large part, on our ability to successfully eliminate redundant corporate functions and consolidate public company and shared service responsibilities. We will be required to devote significant management attention and resources to the consolidation of business practices and support functions while maintaining the independence of the Arby’s and Wendy’s standalone brands. The challenges we may encounter include the following:

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

The process of consolidating corporate level operations could cause an interruption of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the development of corporate synergies through top-level consolidation could have an adverse effect on our business, financial results, financial condition or stock price. The consolidation process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings, improvements in Wendy’s store-level margins and synergies anticipated from the merger will be realized.

There can be no assurance regarding whether or to what extent we will pay dividends on our common stock in the future.

Holders of our common stock will only be entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of the board of directors and will depend on our earnings, financial condition, cash requirements and such other factors as the board of directors may deem relevant from time to time.

Because Wendy’s/Arby’s Group is a holding company, our ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from our subsidiaries. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. The ability of any of our subsidiaries to pay cash dividends or other payments to us will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries.

Although Triarc and Wendy’s have historically declared cash dividends on their shares of common stock and common shares, respectively, we are not required to do so and may reduce or eliminate dividends on our common stock in the future. This could adversely affect the market price of our common stock.

Risks Relating to Wendy’s

We completed the merger with Wendy’s on September 29, 2008.  Although the financial results of Wendy’s are not included in the financial statements included in this Form 10-Q, an investment in Wendy’s/Arby’s Group includes risks relating to the Wendy’s business.  Many of the risks relating to the Wendy’s business are shared by Arby’s and therefore are similar to the risks relating to the Arby’s business previously described in our Form 10-K.

The Wendy’s restaurant business is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.

The Wendy’s restaurant business derives earnings from sales at company-owned restaurants, franchise royalties received from franchised Wendy’s restaurants and technical assistance fees from restaurant operators for each new unit opened.  Growth in restaurant revenues and earnings is significantly dependent on new restaurant openings.  Numerous factors beyond our control may affect restaurant openings.  These factors include but are not limited to:

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

Wendy’s franchisees could take actions that could harm our business.

Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards Wendy’s sets through its agreements with them.  Wendy’s also provides training and support to franchisees.  However, franchisees are independent third parties that Wendy’s does not control, and the franchisees own, operate and oversee the daily operations of their restaurants.  As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee.  If franchisees do not successfully operate restaurants in a manner consistent with required standards, royalty payments to us will be adversely affected, the Wendy’s image and reputation could be harmed, which in turn could hurt Wendy’s business and operating results.

Our success depends on Wendy’s franchisees’ participation in Wendy’s strategy.

Wendy’s franchisees are an integral part of the Wendy’s business.  Wendy’s may be unable to successfully implement brand strategies that it believes are necessary for further growth if Wendy’s franchisees do not participate in that implementation.  The failure of Wendy’s franchisees to focus on the fundamentals of restaurant operations such as quality, service and cleanliness would have a negative impact on Wendy’s success.

Our financial results are affected by the financial results of Wendy’s franchisees.

We receive revenue in the form of royalties and fees from Wendy’s franchisees, which are generally based on a percentage of sales at franchised restaurants.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of Wendy’s franchisees.  If sales trends or economic conditions worsen for Wendy’s franchisees, their financial results may worsen and our royalty revenues may decline.  When Wendy’s sells company-owned restaurants, Wendy’s is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  Additionally, if Wendy’s franchisees fail to renew their franchise agreements, or if Wendy’s decides to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.

Wendy’s may be unable to manage effectively its strategy of acquiring and disposing of Wendy’s restaurants, which could adversely affect Wendy’s business and financial results.

Wendy’s strategy of acquiring Wendy’s restaurants from franchisees and eventually “re-franchising” these restaurants by selling them to new or existing franchisees is dependent upon the availability of sellers and buyers as well as Wendy’s ability to negotiate transactions on terms that Wendy’s deems acceptable.  In addition, the operations of restaurants that Wendy’s acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized.  Acquisitions of Wendy’s restaurants pose various risks to Wendy’s operations, including:

•	diversion of management attention to the integration of acquired restaurant operations;
•	increase operating expenses and the inability to achieve expected cost savings and operating efficiencies;
•	exposure to liabilities arising out of sellers’ prior operations of acquired restaurants; and
•	incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases.

In addition, engaging in acquisitions and dispositions places increased demands on Wendy’s operational, financial and management resources and may require Wendy’s to continue to expand these resources.  If Wendy’s is unable to manage the acquisition and disposition strategy effectively, its business and financial results could be adversely affected.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Wendy’s brand reputation and adversely affect Wendy’s operating results.

Wendy’s and Wendy’s franchisees are dependent on frequent deliveries of perishable food products that meet Wendy’s specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which could lower Wendy’s revenues, increase Wendy’s operating costs, damage Wendy’s reputation and otherwise harm Wendy’s business and the businesses of Wendy’s franchisees.

Additional instances of mad cow disease or other food-borne illnesses, such as bird flu or salmonella, could adversely affect the price and availability of beef, poultry or other meats and create negative publicity, which could result in a decline in sales.

Additional instances of mad cow disease or other food-borne illnesses, such as bird flu, salmonella, e-coli or hepatitis A, could adversely affect the price and availability of beef, poultry or other meats.  Additional incidents may cause consumers to shift their preferences to other meats. As a result, Wendy’s restaurants could experience a significant increase in food costs if there are additional instances of mad cow disease or other food-borne illnesses.

In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for Wendy’s.  This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s serves, may reduce demand for Wendy’s food and could result in a decrease in guest traffic to Wendy’s restaurants.  A decrease in guest traffic to Wendy’s restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in royalties from sales at franchised restaurants.

Changes in consumer tastes and preferences and in discretionary consumer spending could result in a decline in sales at company-owned restaurants and in the royalties that Wendy’s receives from franchisees.

The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Wendy’s success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Accordingly, Wendy’s may experience declines in sales during economic downturns.  Any material decline in the amount of discretionary spending or a decline in family food-away-from-home spending could hurt our revenues, results of operations, business and financial condition.

In addition, if company-owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, Wendy’s and Wendy’s franchisees may lose customers and the resulting revenues from company-owned restaurants and the royalties that Wendy’s receives from its franchisees may decline.

Changes in food and supply costs could harm Wendy’s results of operations.

Wendy’s profitability depends in part on its ability to anticipate and react to changes in food and supply costs.  Any increase in food prices, especially those of beef or chicken, could harm Wendy’s operating results.  Ethanol production has increased the cost of corn, which has raised corn oil prices and contributed to higher beef and chicken prices stemming from increased corn feed pricing.  The increase in fuel costs has also contributed to an increase in distribution costs from the distribution centers to the restaurants.  In addition, Wendy’s is susceptible to increases in food costs as a result of other factors beyond its control, such as weather conditions, food safety concerns, product recalls and government regulations.  Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable.  Wendy’s cannot predict whether it will be able to anticipate and react to changing food costs by adjusting its purchasing practices and menu prices, and a failure to do so could adversely affect Wendy’s operating results.  In addition, Wendy’s may not seek to or be able to pass along price increases to its customers.

Competition from other restaurant companies could hurt Wendy’s.

The market segments in which company-owned and franchised Wendy’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the restaurant facility.  Wendy’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises.  Several of these chains compete by offering high quality sandwiches and/or menu items that are targeted at certain consumer groups.  Additionally, many of Wendy’s competitors have introduced lower cost, value meal menu options.  Wendy’s revenues and those of Wendy’s franchisees may be hurt by this product and price competition.

Moreover, new companies, including operators outside the quick service restaurant industry, may enter Wendy’s market areas and target Wendy’s customer base.  For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets.  Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations.  Many of Wendy’s competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than Wendy’s can.  Many of Wendy’s competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage over Wendy’s through higher levels of brand awareness among consumers.  All such competition may adversely affect Wendy’s revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants.

Current Wendy’s restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current Wendy’s locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where Wendy’s restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices may restrict the ability of Wendy’s or Wendy’s franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, Wendy’s ability to effect its growth strategies will be adversely affected.

Wendy’s business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our company-owned restaurants.  Wendy’s devotes significant resources to recruiting and training its managers and hourly employees.  Increased labor costs due to competition, increased minimum wage or employee benefits costs or other factors would adversely impact Wendy’s cost of sales and operating expenses.  In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff.  If Wendy’s is unable to do so, its results of operations may be hurt.

Wendy’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

Wendy’s is subject to all of the risks associated with leasing and owning real estate. In particular, the value of real property assets could decrease, and Wendy’s costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Wendy’s is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of Wendy’s restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. Wendy’s may also acquire or lease these types of sites in the future. Wendy’s may not have identified all of the potential environmental liabilities at its leased and owned properties, and any such liabilities identified in the future could cause Wendy’s to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.

Wendy’s leases real property generally for initial terms of 20 years with two to four additional options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require Wendy’s to pay all of the costs of insurance, taxes, maintenance and utilities. Wendy’s generally cannot cancel these leases. If an existing or future restaurant is not profitable, and Wendy’s decides to close it, Wendy’s may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of Wendy’s leases expires, Wendy’s may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause Wendy’s to close stores in desirable locations.

Complaints or litigation may hurt Wendy’s.

Occasionally, Wendy’s customers file complaints or lawsuits against it alleging that Wendy’s is responsible for an illness or injury they suffered at or after a visit to an Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant.  Wendy’s is also subject to a variety of other claims arising in the ordinary course of its business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters.  Wendy’s could also become subject to class action lawsuits related to these matters in the future.  Regardless of whether any claims against Wendy’s are valid or whether Wendy’s is found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt Wendy’s performance.  A judgment significantly in excess of Wendy’s insurance coverage for any claims could materially adversely affect our financial condition or results of operations.  Further, adverse publicity resulting from these allegations may hurt Wendy’s and Wendy’s franchisees.

Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.  Adverse publicity resulting from these allegations may harm the reputation of Wendy’s restaurants, even if the allegations are not directed against Wendy’s restaurants or are not valid, and even if Wendy’s is not found liable or the concerns relate only to a single restaurant or a limited number of restaurants.  Moreover, complaints, litigation or adverse publicity experienced by one or more of Wendy’s franchisees could also hurt Wendy’s business as a whole.

            Wendy’s current insurance may not provide adequate levels of coverage against claims it may file.

Wendy’s currently maintains insurance it believes is customary for businesses of its size and type.  However, there are types of losses it may incur that cannot be insured against or that Wendy’s believes are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism.  In addition, Wendy’s currently self-insures a significant portion of expected losses under its workers compensation, general liability and property insurance programs.  Unanticipated changes in the actuarial assumptions and management estimates underlying Wendy’s reserves for these losses could result in materially different amounts of expense under these programs, which could harm Wendy’s business and adversely affect its results of operations and financial condition.

Changes in governmental regulation may hurt Wendy’s ability to open new restaurants or otherwise hurt Wendy’s existing and future operations and results.

Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that Wendy’s and/or Wendy’s franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  Wendy’s, and Wendy’s franchisees, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  Wendy’s cannot predict the amount of future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to Wendy’s business.

Wendy’s operations could be influenced by weather conditions.

Weather, which is unpredictable, can impact Wendy’s restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for Wendy’s restaurants.  A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area.  Our first quarter includes winter months and historically has a lower level of sales at company-owned restaurants.  Because a significant portion of Wendy’s restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts Wendy’s operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of Wendy’s performance or how it may perform in the future.

Wendy’s may not be able to adequately protect its intellectual property, which could harm the value of the brand and hurt its business.

Wendy’s intellectual property is material to the conduct of its business.  Wendy’s relies on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect the brand and other intellectual property.  The success of Wendy’s business strategy depends, in part, on its continued ability to use existing trademarks and service marks in order to increase brand awareness and further develop its branded products in both existing and new markets. If efforts to protect intellectual property are not adequate, or if any third party misappropriates or infringes on Wendy’s intellectual property, either in print or on the Internet, the value of the brand may be harmed, which could have a material adverse effect on the Wendy’s business, including the failure of the brand to achieve and maintain market acceptance.  This could harm Wendy’s image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

While Wendy’s tries to ensure that the quality of the brand is maintained by all of its franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s restaurant system.

Wendy’s has registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions.   We cannot assure you that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.  The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

 In addition, we cannot assure you that third parties will not claim infringement by Wendy’s in the future.  Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items or require us to enter into royalty or licensing agreements.  As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition.

Wendy’s continues to expand into the breakfast daypart, where competitive conditions are challenging, the Wendy’s brand is not well known in the breakfast daypart and markets may prove difficult to penetrate.

The roll out and expansion of breakfast has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from existing dayparts. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative implications on food and labor costs and restaurant margins. Wendy’s will need to reinvest royalties earned and other amounts to build breakfast brand awareness through greater investments in advertising and promotional activities. Capital investments will also be required at company operated restaurants and franchised restaurants where breakfast will be served and franchisees could elect not to participate in the breakfast expansion. As a result of the foregoing, breakfast sales and resulting profits may take longer to reach expected levels.

Wendy’s’ international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

Wendy’s’ business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although Wendy’s believes it has developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

Wendy’s relies on computer systems and information technology to run its business. Any material failure, interruption or security breach of Wendy’s’ computer systems or information technology may adversely affect the operation of Wendy’s’ business and results of operations.

Wendy’s is significantly dependent upon its computer systems and information technology to properly conduct its business. A failure or interruption of Wendy’s’ computer systems or information technology could result in the loss of data, business interruptions or delays in Wendy’s’ operations. Also, despite Wendy’s’ considerable efforts and technological resources to secure its computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of Wendy’s’ computer systems or information technology may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

Risks Relating to Our Industry

The recent disruptions in the national economy and the financial markets may adversely impact our revenues, results of operations, business and financial condition.

 The recent disruptions in the national economy and financial markets, and the related reductions in the availability of credit, have resulted in declines in consumer confidence and spending and have made it more difficult for businesses to obtain financing.  If such conditions persist, then they may result in significant declines in family food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  Such conditions may also adversely impact the ability of franchisees to build or purchase restaurants, remodel existing restaurants, renew expiring franchise agreements and make timely royalty and other payments.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.  If franchisees are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2008:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (2)
June 30, 2008 through July 27, 2008	-	-	---	$50,000,000
July 28, 2008 through August 24, 2008	2,100 Class B	$5.52 Class B	---	$50,000,000
August 25, 2008 through September 28, 2008	1,211,000 Class A 2,226,159 Class B	$5.18 Class A $5.24 Class B	---	$50,000,000
Total	1,211,000 Class A 2,228,259 Class B	$5.18 Class A $5.24 Class B	---	$50,000,000

(1)
Includes 2,100 restricted shares of Class B Common Stock, Series 1, which had been granted during 2007 and were cancelled in 2008.  Also included are 1,211,000 and 2,226,159 shares of Class A Common Stock and Class B Common Stock, respectively, which were purchased by affiliates of the Company.  The shares were valued at the closing prices of our Class A Common Stock or Class B Common Stock, Series 1, on the respective dates of activity.

(2)
As publicly announced on June 5, 2007, our then existing $50 million stock repurchase program expired on June 30, 2007, and on July 1, 2007, a new stock repurchase program became effective pursuant to which we may repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock, Series 1 during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warrant and to the extent legally permissible.  No transactions were effected under our stock repurchase program during the 2008 first nine months.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 15, 2008, we held our 2008 Annual Meeting of Stockholders.  As previously announced, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Edward P. Garden, Joseph A. Levato, David E. Schwab II, Roland C. Smith, Raymond S. Troubh, Russell V. Umphenour, Jr. and Jack G. Wasserman were re-elected as members of the Board of Directors.  In addition, the stockholders approved 11 other proposals, including eight proposals relating to the Wendy’s merger.  A description of each proposal voted upon at the meeting, and the voting results as to each such proposal, is set forth below.

Proposal 1, an amendment to Triarc’s Certificate of Incorporation to increase the number of authorized shares of Class A common stock, was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock, voting as a separate class, and the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,796,222 votes for, 181,295 votes against and 25,801 abstentions.  There were no broker non-votes for this proposal.

Proposal 2, an amendment to Triarc’s Certificate of Incorporation to convert each issued and outstanding share of Class B common stock into one share of Class A common stock and provide that Class A common stock shall be Triarc’s sole class of authorized common stock was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class B common stock, voting as a separate class, and the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,920,940 votes for, 59,292 votes against and 23,080 abstentions.  There were no broker non-votes for this proposal.

Proposal 3, an amendment to Triarc’s Certificate of Incorporation to change the name of Triarc to “Wendy’s/Arby’s Group, Inc.,” was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,905,451 votes for, 70,126 votes against and 27,743 abstentions.  There were no broker non-votes for this proposal.

Proposal 4, an amendment to Triarc’s Certificate of Incorporation to prohibit the issuance of preferred stock to affiliates under certain circumstances, was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,898,576 votes for, 76,554 votes against and 28,188 abstentions.  There were no broker non-votes for this proposal.

Proposal 5, an amendment to Triarc’s Certificate of Incorporation to amend the definition of “Interested Stockholder,” was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,911,631 votes for, 61,790 votes against and 29,896 abstentions.  There were no broker non-votes for this proposal.

Proposal 6, an amendment to Triarc’s Certificate of Incorporation to prohibit the Board of Directors from amending certain provisions of the By-laws, was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,904,574 votes for, 76,334 votes against and 22,410 abstentions.  There were no broker non-votes for this proposal.

Proposal 7, an amendment to Triarc’s Certificate of Incorporation to provide that the purpose of Triarc is to engage in the restaurant business, was approved by the affirmative vote of a majority of the total voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class.  There were 29,932,243 votes for, 50,500 votes against and 20,576 abstentions.  There were no broker non-votes for this proposal.

Proposal 8, the issuance of Wendy’s/Arby’s Group common stock in the merger, was approved by the affirmative vote of a majority of the votes cast on the proposal by holders of shares of Class A common stock and Class B common stock, voting together as a single class, the total votes cast representing over 50% of the total voting power of the outstanding shares of Class A common stock and Class B common stock.  There were 29,895,829 votes for, 90,917 votes against and 16,572 abstentions.  There were no broker non-votes for this proposal.

Proposal 9, to approve an adjournment of the annual meeting, if necessary, was approved by the affirmative vote of the holders of a majority of the voting power of the shares of the Class A common stock and Class B common stock present in person or represented by proxy and entitled to vote at the meeting, voting together as a single class.  There were 32,815,135 votes for, 406,733 votes against and 33,163 abstentions.  There were no broker non-votes for this proposal.

Proposal 10, to elect each of the nominees named below to serve as a director, was approved with the election of each by the affirmative vote of a plurality of the total voting power of the shares of Class A common stock and Class B common stock present in person or represented by proxy and entitled to vote at the meeting, voting together as a single class.  Voting results with respect to each nominee were as follows:

Nominee	Votes for	Votes Withheld

Nelson Peltz	32,970,664	284,369
Peter W. May	33,041,990	213,044
Hugh L. Carey	32,890,986	364,048
Clive Chajet	32,450,928	804,106
Edward P. Garden	32,865,907	389,127
Josepha A. Levato	32,452,407	802,626
David E. Schwab II	32,835,409	419,624
Roland C. Smith	32,450,878	804,155
Raymond S. Troubh	32,929,864	325,170
Russell V. Umphenour, Jr.	33,067,269	187,765
Jack G. Wasserman	32,466,861	788,173

Proposal 11, an amendment to Triarc’s Amended and Restated 2002 Equity Participation Plan, was approved by the affirmative vote of a majority of the votes cast on the proposal by holders of shares of Class A common stock and Class B common stock, voting together as a single class, the total votes cast representing over 50% of the total voting power of the outstanding shares of Class A common stock and Class B common stock.  There were 29,673,376 votes for, 295,530 votes against and 34,412 abstentions.  There were no broker non-votes for this proposal.

Proposal 12, the appointment of Deloitte & Touche LLP as Triarc’s independent registered public accounting firm, was ratified by the affirmative vote of the holders of a majority of the voting power of the shares of Class A common stock and Class B common stock present in person or represented by proxy and entitled to vote at the meeting, voting together as a single class.  There were 33,135,147 votes for, 105,150 votes against and 14,735 abstentions.  There were no broker non-votes for this proposal.

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

3.1	Certificate of Incorporation of Triarc Companies, Inc., incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).
3.2
Amendment to the Certificate of Incorporation of Triarc Companies, Inc., incorporated herein by reference to Exhibit 3.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 1-2207).

3.3
Amended and Restated By-laws of Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 3.2 to Wendy's/Arby's Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 1-2207).

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

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: November 6, 2008	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 6, 2008	By: /s/ Steven B. Graham
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

3.1	Certificate of Incorporation of Triarc Companies, Inc., incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).
3.2
Amendment to the Certificate of Incorporation of Triarc Companies, Inc., incorporated herein by reference to Exhibit 3.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 1-2207).

3.3
Amended and Restated By-laws of Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 3.2 to Wendy's/Arby's Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 1-2207).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
_______________________
*	Filed herewith.