Form 10-K
WENDY'S/ARBY'S GROUP, INC.
filed 2009-03-13
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

COMMISSION FILE NUMBER 1-2207
------------------------
WENDY’S/ARBY’S GROUP, INC.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act   □Yes  ☒No

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
Large accelerated filer □	Accelerated filer ☒	Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  □Yes ☒No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 29, 2008 was approximately $414,171,684.  As of February 27, 2009, there were 469,236,315 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 28, 2008.

PART 1
Special Note Regarding Forward-Looking Statements and Projections

Effective September 29, 2008, in conjunction with the merger with Wendy’s International, Inc. (“Wendy’s”), the corporate name of Triarc Companies, Inc. (“Triarc”) changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or, together with its subsidiaries, the “Company” or “we”).  This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s® and Arby’s® restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	development costs, including real estate and construction costs;

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

•
changes in legal or self-regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits and taxation legislation;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•
the impact of general economic conditions on consumer spending, including a slower consumer economy particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•	the impact of our continuing investment in series A senior secured notes of Deerfield Capital Corp. following our 2007 corporate restructuring; and

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

Item 1.    Business.

Introduction

We are the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“ARG”), which are the franchisors of the Wendy’s® and Arby’s® restaurant systems.  As of December 28, 2008, the Wendy’s restaurant system was comprised of 6,630 restaurants, of which 1,406 were owned and operated by the Company.  As of December 28, 2008, the Arby’s restaurant system was comprised of 3,756 restaurants, of which 1,176 were owned and operated by the Company.  References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants.  Our corporate predecessor was incorporated in Ohio in 1929.  We reincorporated in Delaware in June 1994.  Effective September 29, 2008, in conjunction with the merger with Wendy’s, our corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc.  Our principal executive offices are located at 1155 Perimeter Center West, Atlanta, Georgia 30338, and our telephone number is (678) 514-4100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our website address is www.wendysarbys.com.  Information contained on our website is not part of this annual report on Form 10-K.

Merger with Wendy’s

On September 29, 2008, Triarc and Wendy’s completed their previously announced merger (the “Wendy’s Merger”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock (the “Class A Common Stock”) for each Wendy’s common share owned.

In the Wendy’s Merger, approximately 377,000,000 shares of Wendy’s/Arby’s common stock were issued to Wendy’s shareholders.  The merger value of approximately $2.5 billion for financial reporting purposes is based on the 4.25 conversion factor of the Wendy’s outstanding shares as well as previously issued restricted stock awards both at a value of $6.57 per share which represents the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of Wendy’s/Arby’s outstanding common stock immediately following the Wendy’s Merger.  In addition, effective on the date of the Wendy’s Merger, our Class B common stock (the “Class B Common Stock”) was converted into Class A Common Stock.

The Wendy’s and Arby’s brands continue to operate independently, with headquarters in Dublin, Ohio and Atlanta, Georgia, respectively. A consolidated support center is based in Atlanta, Georgia and oversees all public company responsibilities, as well as other shared service functions.

Business Strategy

Our business strategy is focused on growing same-store sales, restaurant margins and operating income at the Wendy’s and Arby’s brands with improved marketing, menu development, restaurant operations and customer service.  We are also focused on effectively managing the integration of our brands and building a shared services organization to achieve significant synergies and efficiencies.  Our goal is to produce consolidated revenue and operating income growth with attractive return on investment, resulting in increased shareholder value.  We will also continue to evaluate various acquisitions and business combinations in the restaurant industry, which may result in increases in expenditures and related financing activities.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless circumstances dictate otherwise, it is our policy to publicly announce an acquisition or business combination only after a definitive agreement with respect to such acquisition or business combination has been reached.

On November 1, 2005, Nelson Peltz, our Chairman and former Chief Executive Officer, Peter W. May, our Vice Chairman and former President and Chief Operating Officer, and Edward P. Garden, our Former Vice Chairman and a member of our Board of Directors (collectively, the “Principals”), started a series of equity investment funds (the “Funds”) that are separate and distinct from the Company and that are being managed by the Principals and certain other former senior officers and former employees of the Company through a management company (the “Management Company”) formed by the Principals.  The investment strategy of the Funds is to achieve capital appreciation by investing in equity securities of publicly traded companies and effecting positive change in those companies through active influence and involvement.  Before agreeing to acquire more than 50% of the outstanding voting securities of a company in the quick service restaurant industry, the Principals have agreed to offer us such acquisition opportunity, which may result in acquisition opportunities being made available to us from time to time.  See Note 27 to the Consolidated Financial Statements for additional information on our agreements with the Management Company.

Fiscal Year

We use a 52/53 week fiscal year convention whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year.  Wendy’s used the same fiscal periods for all periods presented in this Form 10-K.  Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, including 2009, the fourth quarter represents a 14-week period.

Business Segments

We operate in two business segments, Wendy’s and Arby’s. See Note 30 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to our business segments.

The Wendy’s Restaurant System

Wendy’s was incorporated in 1969 under the laws of the State of Ohio. Wendy’s and its subsidiaries are collectively referred to herein as “Wendy’s.” Wendy’s  is the 3rd largest restaurant franchising system specializing in the hamburger sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Wendy’s is the 4th largest quick service restaurant chain in the United States.

Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 28, 2008, there were 6,630 Wendy’s restaurants in operation in the United States and in 21 foreign countries and U. S. territories. Of these restaurants, 1,406 were operated by Wendy’s and 5,224 by a total of 469 franchisees.   See “Item 2. Properties” for a listing of the number of Company-owned and franchised locations in the United States and in foreign countries and U.S. territories.

The revenues from our restaurant business are derived from four principal sources: (1) sales at company-owned restaurants; (2) sales of bakery items and kid’s meal promotional items to franchisees (3) franchise royalties received from all Wendy’s franchised restaurants; and (4) up-front franchise fees from restaurant operators for each new unit opened

Wendy’s Restaurants

During 2008, Wendy’s opened 15 new restaurants and closed 16 generally underperforming restaurants.  In addition, Wendy’s disposed of 7 existing restaurants to its franchisees. During 2008, Wendy’s franchisees opened 82 new restaurants and closed 96 generally underperforming restaurants.  You should read the information contained in “Item 1A. Risk Factors—Our restaurant business is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.”

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2006 to 2008:

	2008	2007	2006

Restaurants open at beginning of period	6,645	6,673	6,746
Restaurants opened during period	97	92	122
Restaurants closed during period	(112)	(120)	(195)
Restaurants open at end of period	6,630	6,645	6,673

During the period from January 2, 2006, through December 28, 2008, 311 Wendy’s restaurants were opened and 427 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches and wraps, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, baked and French fried potatoes, freshly prepared salads, soft drinks, milk, Frosty™ desserts, floats and kids meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

Wendy’s strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, by continual in-service training of employees, restaurant reviews and by field visits from Wendy’s supervisors. In the case of franchisees, field visits are made by Wendy’s personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with Wendy’s specifications.

Generally, Wendy’s does not sell food or supplies, other than sandwich buns and kids’ meal toys, to its franchisees. However, Wendy’s has arranged for volume purchases of many food and supply products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to Wendy’s and to its franchisees.

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of Wendy’s, is a producer of buns for some Wendy’s restaurants, and to a lesser extent for outside parties. At December 28, 2008, the Bakery supplied 666 restaurants operated by Wendy’s and 2,377 restaurants operated by franchisees. The Bakery also manufactures and sells some products to customers in the grocery and food service businesses.

See Note 30 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials

Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Wendy’s anticipates no such shortages of products and believes that alternate suppliers are available.

Trademarks and Service Marks

Wendy’s has registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2009 to 2018, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

Wendy’s entered into an Assignment of Rights Agreement with the company’s founder, R. David Thomas, and his wife dated as of November 5, 2000 (the “Assignment”). Wendy’s had used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years. With the efforts and attributes of Mr. Thomas, Wendy’s has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both Wendy’s and Mr. Thomas’ estate. Under the terms of the Assignment, Wendy’s acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in North America and certain other countries, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants.

Quality Assurance

Wendy’s Quality Assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s Quality Assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which includes beef, poultry, pork, buns, french fries, Frosty™ dessert ingredients, and produce. Animal welfare audits are also conducted every year at all beef, poultry, and pork facilities to confirm compliance to our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, poultry, and other core menu products from our distribution centers are randomly sampled and analyzed by a third party laboratory to test conformance to our quality specifications. Each year, Wendy’s representatives conduct unannounced inspections of all company and franchise restaurants to test conformance to our sanitation, food safety, and operational requirements.  Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Acquisitions and Dispositions of Wendy’s Restaurants

Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees, and it is anticipated that the company may have opportunities for such transactions in the future. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest. Wendy’s will continue to sell and acquire restaurants in the future where prudent.

International Operations

Wendy’s has 138 company owned and 235 franchised restaurants in Canada and 352 franchised restaurants in 20 other countries and U.S. territories. Wendy’s is evaluating further expansion into other international markets. Wendy’s has granted development rights for the countries and U. S. territories listed under Item 2 of this Form 10-K.

 Franchised Restaurants

As of December 28, 2008, Wendy’s franchisees operated 5,224 Wendy’s restaurants in 50 states, Canada and 20 other countries and U. S. territories.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now generally grants new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of gross sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

The technical assistance fee is used to defray some of the costs to Wendy’s in providing technical assistance in the development of the Wendy’s restaurant, initial training of franchisees or their operator and in providing other assistance associated with the opening of the Wendy’s restaurant. In certain limited instances (like the regranting of franchise rights or the relocation of an existing restaurant), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

Wendy’s currently does not offer any financing arrangements to franchisees seeking to build new franchised units. However, Wendy’s had previously made such financing available to qualified franchisees and Wendy’s had guaranteed payment on a portion of the loans made by third-party lenders to those franchisees.

See “Management Discussion and Analysis – Liquidity and Capital Resources – Guarantees and Other Contingencies” in Item 7 herein, for further information regarding guaranty obligations.

 Wendy’s Restaurants of Canada, Inc. (“WROC”), a wholly owned subsidiary of Wendy’s, holds master franchise rights for Canada.  The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of gross sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater.  The agreement also typically requires that the franchisee pay WROC a technical assistance fee. The standard technical assistance fee is currently C$35,000 for each restaurant.

The rights and obligations governing franchisees who wish to develop outside the United States and Canada are currently contained in the Franchise Agreement and Services Agreement (the “International Agreements”). The International Agreements may be for an initial term of 10 years or 20 years depending on the country and a 10-year renewal, subject to certain conditions.  The term will expire with expiration of the term of the lease for the restaurant site, if shorter.  The International Agreements license the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Upon execution of the International Agreements, the franchisee is required to pay a technical assistance fee. The current technical assistance fee is US$30,000 for each restaurant. Currently, the franchisee is required to pay a monthly royalty equal to 2% of the monthly gross sales of the restaurant, as defined in the International Agreements, or US$1,000, whichever is greater, and a monthly service fee equal to 2% of the monthly gross sales of the restaurant.  In certain foreign markets, Wendy’s and the franchisee may sign a development agreement under which the franchisee undertakes to develop a specified number of new Wendy’s restaurants based on a negotiated schedule.  Wendy’s may agree to modify the technical assistance and/or the monthly fees conditioned on the franchisee meeting its annual development obligations.

See Note 7 and Note 26 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Promotions

Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns. Separate national advertising funds are administered for Wendy’s U.S and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system.  Currently the contribution rate for U.S. and Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising.

See Note 29 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

The Arby’s Restaurant System

Arby’s is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Arby’s is the 2nd largest sandwich chain restaurant in the United States.  We acquired our company-owned Arby’s restaurants principally through the acquisitions of Sybra, Inc. in December 2002 and the RTM Restaurant Group in July 2005.  We increase the number of our company-owned restaurants from time to time through acquisitions as well as the development and construction of new restaurants.  There are over 3,700 Arby’s restaurants in the United States and Canada.

As of December 28, 2008, there were 1,176 company-owned Arby’s restaurants and 2,580 Arby’s restaurants owned by 468 franchisees.  Of the 2,580 franchisee-owned restaurants, 2,457 operated within the United States and 123 operated outside the United States, principally in Canada.

ARG also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products.  As of December 28, 2008, there were a total of 144 T.J. Cinnamons outlets, 132 of which are multi-branded with domestic Arby’s restaurants.

In addition to various slow-roasted roast beef sandwiches, Arby’s offers an extensive menu of chicken, turkey and ham sandwiches, snack items and salads.  In 2001, Arby’s introduced its Market Fresh® line of premium sandwiches on a nationwide basis.  Since its introduction, the Arby’s Market Fresh line has grown to include fresh salads made with premium ingredients.  Arby’s also offers Market Fresh wrap sandwiches inside a tortilla wrap.  In 2007, Arby's added Toasted Subs to its sandwich selections, which is Arby’s largest menu expansion since the 2001 introduction of its Market Fresh line.  Arby’s initial lineup of Toasted Sub offerings included four varieties on toasted ciabatta rolls: the French Dip & Swiss, the Philly Beef, the Classic Italian and the Turkey Bacon Club.  Additional varieties of the Toasted Subs are offered on a limited time basis.

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

Arby’s Restaurants

Arby’s opened its first restaurant in Boardman, Ohio in 1964.  As of December 28, 2008, ARG and Arby’s franchisees operated Arby’s restaurants in 48 states, and four foreign countries.  See “Item 2. Properties” for a listing of the number of Company-owned and franchised locations in the United States and in foreign countries.

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

During 2008, ARG opened 40 new Arby’s restaurants and closed 15 generally underperforming Arby’s restaurants.  In addition, ARG acquired 42 existing Arby’s restaurants from its franchisees, including one that was previously operated by ARG under a management agreement. During 2008, Arby’s franchisees opened 87 new Arby’s restaurants and closed 44 generally underperforming Arby’s restaurants.  In addition, during 2008, Arby’s franchisees closed 52 T.J. Cinnamons outlets located in Arby’s units, and franchisees closed an additional six T.J. Cinnamons outlets located outside of Arby’s units.  As of December 28, 2008, franchisees have committed to open 415 Arby’s restaurants over the next ten years.  You should read the information contained in “Item 1A. Risk Factors—Our restaurant business is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.”

As of December 28, 2008, Canadian franchisees have committed to open 11 Arby’s restaurants over the next ten years.  During 2008, five new Arby’s units were opened in Canada and six Arby’s units in Canada were closed.  During 2008, no other Arby’s units were opened or closed outside the United States.

The following table sets forth the number of Arby’s restaurants at the beginning and end of each year from 2006 to 2008:

	2008	2007	2006

Restaurants open at beginning of period	3,688	3,585	3,506
Restaurants opened during period	127	148	131
Restaurants closed during period	(59)	(45)	(52)
Restaurants open at end of period	3,756	3,688	3,585

During the period from January 2, 2006, through December 28, 2008, 406 Arby’s restaurants were opened and 156 generally underperforming Arby’s restaurants were closed.  We believe that closing underperforming Arby’s restaurants has a positive effect on the average annual unit sales volume of the Arby’s system, as well as improves the overall brand image of Arby’s.

As of December 28, 2008, ARG owned or operated 1,176 domestic Arby’s restaurants, of which 1,147 were freestanding units, twelve were in shopping malls, five were in office buildings/urban in-line locations, four were in convenience stores, five were in travel plazas and three were in strip center locations.

Provisions and Supplies

As of December 28, 2008, three independent meat processors (five total production facilities) supplied all of Arby’s beef for roasting in the United States.  Franchise operators are required to obtain beef for roasting from these approved suppliers.

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

Trademarks and Service Marks

ARG, through its subsidiaries, owns several trademarks that we consider to be material to our restaurant business, including Arby’s®, Arby’s Market Fresh®, Market Fresh®, Horsey Sauce®, Sidekickers® and Roastburger ™.

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

Seasonality

Arby’s restaurant operations are not significantly impacted by seasonality.  However, our restaurant revenues are somewhat lower in our first quarter.

Competition

Arby’s faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread®, Subway® and Quiznos®, as well as hamburger chains, such as McDonald’s®, Burger King® and Wendy’s®, and other quick service restaurant chains, such as Taco Bell®, Chick-Fil-A® and Kentucky Fried Chicken®.  In addition, Arby’s competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, convenience, quality and speed of service, advertising, brand awareness, restaurant location and attractiveness of facilities.  Arby’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites.  Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on us.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering higher quality sandwiches made with fresh ingredients and artisan breads.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry.  A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals to go as part of their deli sections.  Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation.  Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.

Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Quality Assurance

ARG has developed a quality assurance program designed to maintain standards and the uniformity of menu offerings at all Arby’s restaurants.  ARG assigns a quality assurance employee to each of the independent facilities that process beef for domestic Arby’s restaurants. The quality assurance employee inspects the beef for quality, uniformity and to assure compliance with quality and safety requirements of the USDA and the FDA.  In addition, ARG periodically evaluates randomly selected samples of beef and other products from its supply chain.  Each year, ARG representatives conduct unannounced inspections of operations of a number of franchisees to ensure that required policies, practices and procedures are being followed. ARG field representatives also provide a variety of on-site consulting services to franchisees.  ARG has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

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

Franchised Restaurants

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

In 2007 and 2008, ARG introduced several programs designed to accelerate the development of restaurants.  In 2007, in order to increase development of traditional Arby’s restaurants in selected markets, our Select Market Initiative (“SMI”) program was introduced.  ARG’s franchise agreement for participants in the SMI program currently requires an initial $27,500 franchise fee for the first franchised unit, $15,000 for each subsequent unit and a monthly royalty payment equal to 1.0% of restaurant sales for the first 36 months the unit is open.  After 36 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the agreement.  The commitment fee is $5,000 per restaurant, which is credited against the franchise fee during the development process.

In 2008, in order to promote conversion of other quick service restaurants into Arby’s restaurants, our U.S. Conversion Incentive (“CI”) program was introduced.  The CI applies to freestanding properties, and calls for an initial $13,500 franchise fee for the first franchised unit, $1,000 for each subsequent unit, and a graduated scale monthly royalty payment equal to 1% for the first twelve months the unit is open, 2% for the for the second twelve months the unit is open, 3% for the third twelve months the unit is open, and the prevailing 4% for the remaining term of the agreement.  The commitment fee is $1,000 per restaurant, which is credited against the franchise fee during the development process.  Another eligibility requirement is that CI units must be open and operating by November 30, 2010.

Because of lower royalty rates still in effect under certain agreements, the average royalty rate paid by U.S. ARG franchisees was approximately 3.6% in each of 2006, 2007 and 2008.

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

Advertising and Marketing

Arby’s advertises nationally on cable television networks.  In addition, from time to time, Arby’s will sponsor a nationally televised event or participate in a promotional tie-in for a movie.  Locally, Arby’s primarily advertises through regional network and cable television, radio and newspapers.  The AFA Service Corporation (the “AFA”), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system.  ARG’s chief marketing officer currently serves as president of the AFA.  The AFA is managed by ARG pursuant to a management agreement, as described below.  The AFA is funded primarily through member dues.  As of January 1, 2009, ARG and most domestic Arby’s franchisees must pay 1.2% of gross sales as dues to AFA.  Domestic franchisee participants in our SMI program pay an extra 1% (currently 2.2% total) of gross sales as AFA dues for the first 36 months of operation, then their dues revert to the lower prevailing rate.

Effective October 2005, ARG and the AFA entered into a management agreement (the “Management Agreement”) that ARG believes has enabled a closer working relationship between ARG and the AFA, allowed for improved collaboration on strategic marketing decisions and created certain operational efficiencies, thus benefiting the Arby’s system as a whole.  Pursuant to the Management Agreement, ARG assumed general responsibility for the day-to-day operations of the AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising and media buying agencies, and implementing all marketing/media plans.  ARG performs these tasks subject to the approval of the AFA’s Board of Directors.  In addition to these responsibilities, ARG is obligated to pay for the general and administrative costs of the AFA, other than the cost of an annual audit of the AFA and certain other expenses specifically retained by the AFA.  ARG provided AFA with general and administrative services in 2008, a portion of which was offset by the AFA’s payment of $0.5 million to ARG, as required under the Management Agreement.  Beginning in 2009 and for each year thereafter, the AFA will no longer be required to make any such offsetting payments to ARG.  Under the Management Agreement, ARG is also required to provide the AFA with appropriate office space at no cost to the AFA.  The Management Agreement with the AFA continues in effect until terminated by either party upon one year’s prior written notice.  In addition, the AFA may terminate the Management Agreement upon six months’ prior written notice if there is a change in the identity of any two of the individuals holding the titles of Chief Executive Officer, Chief Operating Officer or Chief Administrative Officer of ARG in any period of 36 months.  See Note 29 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information on the Management Agreement with AFA.

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

General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s and Arby’s franchising activities.  The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.  In addition, Wendy’s and Arby’s and their respective franchisees must comply with the federal Fair Labor Standards Act and the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions.  Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. As described more fully under “Item 3. Legal Proceedings,” one of ARG’s subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the July 2005 acquisition of the RTM Restaurant Group.  Under a court approved settlement of that lawsuit, we estimate that ARG will spend approximately $1.15 million per year of capital expenditures over a seven-year period which commenced in 2008 to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations.  We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Environmental Matters

Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs.  Our company-owned Wendy’s and Arby’s restaurants have not been the subject of any material environmental matters.  Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matter discussed below or other environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and have commenced additional testing as suggested by the FDEP and pursuant to the work plan submitted.  Once testing is completed Adams will provide an amended response to the FDEP.  Nonetheless, based on amounts spent prior to 2007 of approximately $1.7 million for all of these costs and after taking into consideration various legal defenses available to the Company, including Adams, the Company expects that the final resolution of this matter will not have a material effect on the Company’s financial position or results of operations.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations--Legal and Environmental Matters.”

In addition to the environmental matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserved for all of our legal and environmental matters aggregating $6.9 million as of December 28, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Employees

As of December 28, 2008, Wendy’s/Arby’s and its subsidiaries had approximately 70,000 employees, including 11,677 salaried employees and 58,613 hourly employees.   We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.
Risks Related to Wendy’s/Arby’s Group, Inc.

   We may not be able to successfully consolidate business operations and realize the anticipated benefits of the merger with Wendy’s International, Inc.

Realization of the anticipated benefits of the Wendy’s Merger, which was completed on September 29, 2008, including anticipated synergies and overhead savings, will depend, in large part, on our ability to successfully eliminate redundant corporate functions and consolidate public company and shared service responsibilities. We will be required to devote significant management attention and resources to the consolidation of business practices and support functions while maintaining the independence of the Arby’s and Wendy’s standalone brands. The challenges we may encounter include the following:

•	preserving franchisee, supplier and other important relationships and resolving potential conflicts between the standalone brands that may arise as a result of the Wendy’s Merger;

•	consolidating redundant operations, including corporate functions;

•	realizing targeted margin improvements at Company-owned Wendy’s restaurants; and

•
addressing differences in business cultures between Arby’s and Wendy’s, preserving employee morale and retaining key employees, maintaining focus on providing consistent, high quality customer service, meeting the operational and financial goals of the Company and maintaining the operational goals of each of the standalone brands.

The process of consolidating corporate level operations could cause an interruption of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the Wendy’s Merger and the realization of corporate synergies and operational improvements could have an adverse effect on our business, financial results, financial condition or stock price. The consolidation and integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings, improvements in Wendy’s store-level margins and synergies anticipated from the Wendy’s Merger will be realized.

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

Because we are a holding company, our ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from our subsidiaries. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of our subsidiaries to pay cash dividends or other payments to us will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries.

A substantial amount of our common stock is concentrated in the hands of certain stockholders.

Nelson Peltz, our Chairman and former Chief Executive Officer, and Peter May, our Vice Chairman and former President and Chief Operating Officer beneficially own shares of our outstanding common stock that collectively constitute approximately 22% of our total voting power.

Messrs. Peltz and May may, from time to time, acquire beneficial ownership of additional shares of common stock.  On November 5, 2008, in connection with the tender offer of Trian Fund Management, L.P. and certain affiliates thereof for up to 40 million shares of our common stock, we entered into an agreement (the “Trian Agreement”) with Messrs. Peltz and May and several of their affiliates (the “Covered Persons”) thereof which provides, among other things, that: (i) to the extent the Covered Persons acquire any rights in respect of our common stock so that the effect of such acquisition would increase their aggregate beneficial ownership in our common stock to greater than 25%, the Covered Persons may not engage in a business combination (within the meaning of Section 203 of the Delaware General Corporation Law ) for a period of three years following the date of such occurrence unless such transaction would be subject to the exceptions set forth in Section 203(b)(3) through (7) (assuming for these purposes that 15% in the definition of interested stockholder contained in Section 203 was deemed to be 25%); (ii) for so long as we have a class of equity securities that is listed for trading on the

New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall solicit proxies or submit any proposal for the vote of our stockholders or recommend or request or induce any other person to take any such actions or seek to advise, encourage or influence any other person with respect to our common stock, in each case, if the result of such action would be to cause the Board of Directors to be comprised of less than a majority of independent directors; and (iii) for so long as we have a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall engage in certain affiliate transactions with us without the prior approval of a majority of the Audit Committee or other committee of the Board of Directors that is comprised of independent directors. The Trian Agreement will terminate upon the earliest to occur of (i) the Covered Persons beneficially owning less than 15% of our common stock, (ii) November 5, 2011 and (iii) at such time as any person not affiliated with the Covered Persons makes an offer to purchase an amount of our common stock which when added to our common stock already beneficially owned by such person and its affiliates and associates equals or exceeds 50% or more of our common stock or all or substantially all of our assets or solicits proxies with respect to a majority slate of directors.

This concentration of ownership gives Messrs. Peltz and May significant influence over the outcome of actions requiring majority stockholder approval.  If in the future Messrs. Peltz and May were to acquire more than a majority of our outstanding voting power, they would be able to determine the outcome of the election of members of the board of directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets.  They would also be in a position to prevent or cause a change in control of us.

Our success depends substantially upon the continued retention of certain key personnel.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team.  The failure by us to retain members of our senior management team could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

Acquisitions have been a key element of our business strategy, but we cannot assure you that we will be able to identify appropriate acquisition targets in the future and that we will be able to successfully integrate any future acquisitions into our existing operations.

Acquisitions involve numerous risks, including difficulties assimilating new operations and products.  In addition, acquisitions may require significant management time and capital resources.  We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to stockholders or that management would be able to manage effectively the resulting business.  Future acquisitions, if any, may result in the incurrence of additional indebtedness, which could contain restrictive covenants, or the issuance of additional equity securities, which could dilute our existing stockholders.

Our investment of excess funds in accounts managed by third parties is subject to risks associated with the underlying investment strategy of the accounts.

From time to time we place our excess cash in investment funds or accounts managed by third parties (including the Management Company).  These funds or accounts are subject to inherent risks associated with the underlying investment strategy, which may include significant exposure to the equity and credit markets, the use of leverage and a lack of diversification.

Our certificate of incorporation contains certain anti-takeover provisions and permits our board of directors to issue preferred stock without stockholder approval.

Certain provisions in our certificate of incorporation are intended to discourage or delay a hostile takeover of control of us.  Our certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of our common stock.  The preferred stock could be used to discourage, delay or prevent a change in control of us that is determined by our board of directors to be undesirable.  Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

Our certificate of incorporation prohibits the issuance of preferred stock to our affiliates, unless offered ratably to the holders of our common stock, subject to an exception in the event that we are in financial distress and the issuance is approved by our audit committee.  This prohibition limits our ability to raise capital from affiliates.

Risks Related to the Wendy’s and Arby’s Businesses

Growth of our restaurant businesses is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant businesses derive earnings from sales at company-owned restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new unit opened.  Growth in our restaurant revenues and earnings is significantly dependent on new restaurant openings.  Numerous factors beyond our control may affect restaurant openings.  These factors include but are not limited to:

•	our ability to attract new franchisees;
•	the availability of site locations for new restaurants;
•	the ability of potential restaurant owners to obtain financing, which has become more difficult due to current market conditions and operating results;
•	the ability of restaurant owners to hire, train and retain qualified operating personnel;
•	construction and development costs of new restaurants, particularly in highly-competitive markets;
•	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and
•	adverse weather conditions.

Although as of December 28, 2008, franchisees had signed commitments to open 493 Wendy’s or Arby’s restaurants over the next seven years and have made or are required to make non-refundable deposits, we cannot assure you that franchisees will meet these commitments and that they will result in new restaurants. See “Item 1. Business—The Wendy’s Restaurant System—Franchised Restaurants” and “—The Arby’s Restaurant System—Franchised Restaurants.”

Wendy’s and Arby’s franchisees could take actions that could harm our business.

Wendy’s and Arby’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth  in agreements with them.  Each brand also provides training and support to franchisees.  However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants.  As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee.  If franchisees do not successfully operate restaurants in a manner consistent with required standards, royalty payments to us will be adversely affected and the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.

Our success depends on franchisees’ participation in brand strategies.

Wendy’s and Arby’s franchisees are an integral part of our business.  Each brand may be unable to successfully implement  brand strategies that it believes are necessary for further growth if franchisees do not participate in that implementation.  The failure of franchisees to focus on the fundamentals of restaurant operations such as quality, service, food safety and cleanliness would have a negative impact on our business.

Our financial results are affected by the operating results of franchisees.

As of December 28, 2008, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related reserves may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.

Each brand may be unable to manage effectively its strategy of acquiring and disposing of restaurants, which could adversely affect our business and financial results.

Each brand’s strategy of acquiring restaurants from franchisees and eventually “re-franchising” these restaurants by selling them to new or existing franchisees is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable.  In addition, the operations of restaurants that each brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized.  Acquisitions of franchised restaurants pose various risks to brand operations, including:

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

In addition, engaging in acquisitions and dispositions places increased demands on the brand’s operational and financial management resources and may require us to continue to expand these resources.  If either brand is unable to manage the acquisition and disposition strategy effectively, its business and financial results could be adversely affected.

ARG does not exercise ultimate control over advertising for its restaurant system, which could harm sales and the brand.

Arby’s franchisees control the provision of national advertising and marketing services to the Arby’s  franchise system through the AFA, a company controlled by Arby’s franchisees.  Subject to ARG’s right to protect its trademarks, and except to the extent that ARG participates in the AFA  through its company-owned restaurants, the AFA has the right to approve all significant decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby’s system.  Although ARG has entered into a management agreement pursuant to which ARG, on behalf of the AFA, manages the day-to-day operations of the AFA, many areas are still subject to ultimate approval by the AFA’s independent board of directors, and the management agreement may be terminated by either party for any reason upon one year’s prior notice.  See “Item 1. Business—The Arby’s Restaurant System—Advertising and Marketing.”  In addition, local cooperatives run by operators of Arby’s restaurants in a particular local area (including ARG) make their own decisions regarding local advertising expenditures, subject to spending the required minimum amounts.  ARG’s lack of control over advertising could hurt sales and the Arby’s brand.

ARG does not exercise ultimate control over purchasing for Arby’s restaurant system, which could harm sales and the Arby’s brand.

Although ARG ensures that all suppliers to the Arby’s system meet quality control standards, Arby’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through ARCOP, Inc., a not-for-profit entity controlled by Arby’s franchisees.  ARCOP negotiates national contracts for such food, equipment and supplies.  ARG is entitled to appoint one representative on the board of directors of ARCOP and participate in ARCOP through its company-owned restaurants, but otherwise does not control the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby’s quality control standards.  If ARCOP does not properly estimate the product needs of the Arby’s system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and the financial condition of ARG or the financial condition of Arby’s franchisees could be hurt.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Wendy’s and/or Arby's brand reputation and adversely affect our operating results.

Each brand and its franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees.

Instances of mad cow disease or other food-borne illnesses, such as bird flu or salmonella, could adversely affect the price and availability of beef, poultry or other meats and create negative publicity, which could result in a decline in sales.

Instances of mad cow disease or other food-borne illnesses, such as bird flu, salmonella, e-coli or hepatitis A, could adversely affect the price and availability of beef, poultry or other meats.  Incidents may cause consumers to shift their preferences to other meats. As a result, Wendy’s and/or Arby’s restaurants could experience a significant increase in food costs if there are instances of mad cow disease or other food-borne illnesses.

In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for Wendy’s and/or Arby’s.  This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s or Arby’s serves, may reduce demand for Wendy’s and/or Arby’s food and could result in a decrease in guest traffic to our restaurants.  A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in royalties from sales at franchised restaurants.

Changes in consumer tastes and preferences and in discretionary consumer spending could result in a decline in sales at company-owned restaurants and in the royalties that we receive from franchisees.

The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in sales during economic downturns.  Any material decline in the amount of discretionary spending or a decline in consumer food-away-from-home spending could hurt our revenues, results of operations, business and financial condition.

In addition, if company-owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, company-owned and franchised restaurants may lose customers and the resulting revenues from company-owned restaurants and the royalties that we receive from franchisees may decline.

The recent disruptions in the national and global economies and the financial markets may adversely impact our revenues, results of operations, business and financial condition.

The recent disruptions in the national and global economies and financial markets, and the related reductions in the availability of credit, have resulted in declines in consumer confidence and spending and have made it more difficult for businesses to obtain financing.  If such conditions persist, then they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  Such conditions may also adversely impact the ability of franchisees to build or purchase restaurants, remodel existing restaurants, renew expiring franchise agreements and make timely royalty and other payments.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.  If we or our franchisees are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

Additionally, we enter into total return and interest rate swaps and other derivative contracts as described in Note 12 to the Consolidated Financial Statements included in this Form 10-K.  We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

Changes in food and supply costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs.  Any increase in food prices, especially those of beef or chicken, could harm operating results.   Ethanol production has increased the cost of corn, which has raised corn oil prices and contributed to higher beef and chicken prices stemming from increased corn feed pricing. In addition, each brand is susceptible to increases in food costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations.  Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, we may not seek to or be able to pass along price increases to our customers.

Competition from other restaurant companies could hurt our brands.

The market segments in which company-owned and franchised Wendy’s and Arby’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the restaurant facility.  Wendy’s and Arby’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises.  Several of these chains compete by offering high quality sandwiches and/or menu items that are targeted at certain consumer groups.  Additionally, many of our competitors have introduced lower cost, value meal menu options.  Our revenues and those of our franchisees may be hurt by this product and price competition.

Moreover, new companies, including operators outside the quick service restaurant industry, may enter our market areas and target our customer base.  For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets.  Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than we can.  Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers.  All such competition may adversely affect our revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, each brand’s ability to effect its growth strategies will be adversely affected.

       Wendy’s and Arby’s business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our company-owned restaurants.  Each brand devotes significant resources to recruiting and training its managers and hourly employees.  Increased labor costs due to competition, increased minimum wage or employee benefits costs or other factors would adversely impact our cost of sales and operating expenses.  In addition, each brand’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff.  If either brand is unable to do so, our results of operations could be adversely affected.

Each brand’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of December 28, 2008, Wendy’s leased or owned the land and/or the building for 1,406 Wendy’s restaurants and ARG leased or owned the land and/or the building for 1,170 Arby’s restaurants. Accordingly, each brand is subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Each brand is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.

Each brand leases real property generally for initial terms of 20 years with two to four additional options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Complaints or litigation may hurt each brand.

Occasionally, Wendy’s and Arby’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s or Arby’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s or Arby’s restaurant.  We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters.  We could also become subject to class action lawsuits related to these matters in the future.  Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance.  A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations.  Further, adverse publicity resulting from these allegations may hurt us and our franchisees.

Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.  Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid, and even if we are not found liable or the concerns relate only to a single restaurant or a limited number of restaurants.  Moreover, complaints, litigation or adverse publicity experienced by one or more of Wendy’s or Arby’s franchisees could also hurt our business as a whole.

Our current insurance may not provide adequate levels of coverage against claims that may be filed.

We currently maintain insurance we believe is customary for businesses of our size and type.  However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism.  In addition, we currently self-insure a significant portion of expected losses under workers compensation, general liability and property insurance programs.  Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could harm our business and adversely affect our results of operations and financial condition.

Changes in governmental regulation may hurt our ability to open new restaurants or otherwise hurt our existing and future operations and results.

Each Wendy’s and Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that we and/or our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings,” one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005.  Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period commencing in 2008 to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our businesses.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Wendy’s and Arby’s restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area.  Our first quarter includes winter months and historically has a lower level of sales at company-owned restaurants.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of either brand’s performance or how it may perform in the future.

Due to the concentration of Wendy’s and Arby’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of December 28, 2008, we and our franchisees operated Wendy’s or Arby’s restaurants in 50 states and 21 foreign countries.  As of December 28, 2008 as detailed in “Item 2. Properties”, the six leading states by number of operating units were: Ohio, Florida, Texas, Michigan, Georgia and Pennsylvania.  This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s and Arby’s restaurants could have a material adverse impact on our results of operations in the future.

Wendy’s and its subsidiaries, and ARG and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement.

Under an amended and restated Credit Agreement entered into as of March 11, 2009 by Wendy’s and its subsidiaries and ARG and its subsidiaries (collectively, the “Borrowers”), substantially all of the assets of the Borrowers (other than real property) are pledged as collateral security. The amended and restated Credit Agreement also contains financial covenants that, among other things, require the Borrowers to maintain certain aggregate leverage and interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens. If the Borrowers are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Credit Agreement, then they would be in default under the terms of the agreement, which would preclude the payment of dividends to Wendy’s/Arby’s Group, Inc., restrict access to their revolving lines of credit and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness.  See Note 10 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Credit Agreement.

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

We franchise our restaurant brands to various franchisees.  While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s and/or Arby’s restaurant system.

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

Wendy's has re-focused its breakfast initiative on key markets and reduced the number of restaurants offering a breakfast menu from 1,070 to approximately 600 in 2008.  The breakfast daypart remains competitive and markets may prove difficult to penetrate.

The roll out and expansion of breakfast has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from existing dayparts. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative implications on food and labor costs and restaurant margins. Wendy's has re-focused its breakfast initiative on key markets and reduced the number of restaurants offering a breakfast menu to approximately 600. Wendy’s will need to reinvest royalties earned and other amounts to build breakfast brand awareness through greater investments in advertising and promotional activities. Capital investments will also be required at company-owned restaurants. As a result of the foregoing, breakfast sales and resulting profits may take longer to reach expected levels.

  Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

Each brand’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of our business and results of operations.

We are significantly dependent upon our computer systems and information technology to properly conduct our business. A failure or interruption of computer systems or information technology could result in the loss of data, business interruptions or delays in business operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

We may be required to recognize additional asset impairment and other asset-related charges.

We have significant amounts of long-lived assets, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets. In accordance with applicable accounting standards, we test for impairment generally annually, or more frequently, if there are indicators of impairment, such as

•	significant adverse changes in the business climate;

•	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

•
a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

•	a significant drop in our stock price.

Based upon future economic and capital market conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred.

The collectability of the notes receivable due from Deerfield Capital Corp. may affect our financial position.

Due to significant financial weakness in the credit markets, current publicly available information of DFR, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, we recorded an allowance for doubtful collectability of $21.2 million on the DFR Notes for the fourth quarter of 2008.  This charge is included in “Other than temporary losses on investments.”  The repayment of the $48.0 million principal amount of DFR Notes due in 2012 received in connection with the Deerfield Sale and the payment of related interest are dependent on the cash flow of DFR, including Deerfield.  DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt and its activities also include the asset management business of Deerfield. Among the factors that may affect DFR’s ability to continue to pay the notes receivable and related interest are the current dislocation in the sub-prime mortgage sector and the current weakness in the broader credit market. These factors could result in increases in its borrowing costs and reductions in its liquidity and in the value of its investments, which could reduce DFR’s cash flows and may result in an additional provision for uncollectible notes receivable for us.

Other Risks

One of our subsidiaries remains contingently liable with respect to certain obligations relating to a business that we have sold.

In July 1999, we sold 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.).  As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138.0 million as of December 28, 2008), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas.  Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest.  However, we believe it is unlikely that either party would require repurchase prior to July, 19, 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes, which amount to approximately $34.7 million as of December 28, 2008, associated with our sale of the propane business if National Propane required the repurchase. As of December 28, 2008, we have net operating tax loss carryforwards sufficient to offset substantially all of these deferred taxes.

Although we believe that it is unlikely that we will be called upon to make any payments under the indemnification described above, if we are required to make such payments it could have a material adverse effect on our financial position and results of operations.  You should read the information in “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and in Note 26 to the Consolidated Financial Statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our material facilities as of December 28, 2008:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate and Arby’s Headquarters	Atlanta, GA	Leased	184,251*
Former Corporate Headquarters	New York, NY	Leased	31,237**
Wendy’s Corporate Headquarters	Dublin, OH	Owned	249,025
Wendy’s Restaurants of Canada Inc.	Oakville, Ontario Canada	Leased	35,125

*
ARCOP, the independent Arby’s purchasing cooperative, and the Arby’s Foundation, a not-for-profit charitable foundation in which ARG has non-controlling representation on the board of directors, sublease approximately 2,680 and 3,800 square feet, respectively, of this space from ARG.

**	The Management Company subleases approximately 26,600 square feet of this space from us.

At December 28, 2008, Wendy’s and its franchisees operated 6,630 Wendy’s restaurants.  Of the 1,406 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 629 restaurants, owned the building and held long-term land leases for 585 restaurants and held leases covering land and building for 192 restaurants.  Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate.  Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts.  Wendy’s also owned land and buildings for, or leased, 192 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company-owned and franchised restaurants using primarily the Bakery’s fleet of trucks. As of December 28, 2008 the Bakery employed approximately 342 people at the two facilities that had a combined size of approximately 205,000 square feet.

As of December 28, 2008, Arby’s and its franchisees operated 3,756 Arby’s restaurants.  Of the 1,176 company-owned Arby’s restaurants, ARG owned the land and/or the buildings with respect to 138 of these restaurants and leased or subleased the remainder.  As of December 28, 2008, ARG also owned 15 and leased 93 properties that were either leased or sublet principally to franchisees.  Our other subsidiaries also owned or leased a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

The location of company-owned and franchised restaurants as of December 28, 2008 is set forth below.

	Wendy’s		Arby’s
State	Company	Franchise	Company	Franchise
Alabama	—	96	71	32
Alaska	—	7	—	9
Arizona	48	54	—	83
Arkansas	—	64	—	44
California	57	220	42	91
Colorado	47	80	—	64
Connecticut	5	44	12	2
Delaware	—	15	—	19
Florida	189	308	94	90
Georgia	55	240	93	59
Hawaii	7	__	—	7
Idaho	—	29	—	22
Illinois	97	90	5	146
Indiana	5	171	99	82
Iowa	—	46	—	52
Kansas	11	64	—	50
Kentucky	3	140	36	100
Louisiana	65	64	—	31
Maine	5	15	—	8
Maryland	—	114	17	30
Massachusetts	71	22	—	6
Michigan	21	252	112	81
Minnesota	—	69	84	2
Mississippi	8	88	3	23
Missouri	23	57	4	76
Montana	—	17	—	18
Nebraska	—	34	—	50
Nevada	—	45	—	35
New Hampshire	4	22	—	1
New Jersey	21	120	18	10
New Mexico	—	38	—	31
New York	66	157	1	90
North Carolina	40	211	60	82
North Dakota	—	9	—	14
Ohio	79	352	106	185
Oklahoma	—	38	—	95
Oregon	20	33	22	17
Pennsylvania	79	180	92	60
Rhode Island	9	11	—	—
South Carolina	—	132	13	58
South Dakota	—	9	—	15
Tennessee	—	181	55	57
Texas	75	323	71	109
Utah	57	28	33	38
Vermont	—	5	—	—
Virginia	52	166	2	108
Washington	27	45	25	40
West Virginia	22	51	1	34
Wisconsin	—	63	4	86
Wyoming	—	14	1	15
District of Columbia	—	4	—	—
Domestic Subtotal	1,268	4,637	1,176	2,457

	Wendy’s		Arby’s
Country/Territory	Company	Franchise	Company	Franchise
Aruba	—	3	—	—
Bahamas	—	7	—	—
Canada	138	235	—	114
Cayman Islands	—	3	—	—
Costa Rica	—	4	—	—
Dominican Republic	—	2	—	—
El Salvador	—	14	—	—
Guam	—	2	—	—
Guatemala	—	7	—	—
Honduras	—	29	—	—
Indonesia	—	23	—	—
Jamaica	—	3	—	—
Japan	—	75	—	—
Malaysia	—	7	—	—
Mexico	—	14	—	—
New Zealand	—	15	—	—
Panama	—	5	—	—
Philippines	—	31	—	—
Puerto Rico	—	66	—	—
Qatar	—	—	—	1
Turkey	—	—	—	7
United Arab Emirate	—	—	—	1
Venezuela	—	40	—	—
U. S. Virgin Islands	—	2	—	—
International Subtotal	138	587	—	123
Grand Total	1,406	5,224	1,176	2,580

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

On January 30, 2009 the parties entered into a Class and Derivative Action Stipulation of Settlement.  The settlement is subject to approval by the Common Pleas of Court of Franklin County, Ohio.  On January 30, 2009, the plaintiffs submitted an application for an order preliminarily approving the settlement, certifying a class for settlement purposes only, providing for notice to the class and setting a final settlement hearing.  The court has not yet ruled on that application.  Although we expect the court to approve the settlement, there can be no assurance that the court will do so.  If the court withholds approval, the proposed settlement may be terminated.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs or for future periods.

In addition to the legal matters described above and the environmental matter described under “Item 1. Business--General--Environmental Matters”, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $6,943,000 as of December 28, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 15, 2008, the Company held its Annual Meeting of Stockholders.  The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for our Class A Common Stock is the New York Stock Exchange (symbol: WEN). Prior to the Wendy’s Merger on September 29, 2008, the principal market for our Class A Common Stock and Class B Common Stock was the New York Stock Exchange (symbols: TRY and TRY.B, respectively).  In connection with the Wendy’s Merger, our Class B Common Stock was converted to Class A Common Stock. The high and low market prices for our Class A Common Stock and former Class B Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

	MARKET PRICE
FISCAL QUARTERS	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
2008
First Quarter ended March 30	$ 9.82	$ 6.47	$ 10.11	$ 6.76
Second Quarter ended June 29	7.35	5.88	7.91	5.90
Third Quarter ended September 28	6.65	4.75	7.06	4.72
Fourth Quarter ended December 28	6.90	2.63	6.75 (a)	4.20 (a)

2007
First Quarter ended April 1	21.99	18.13	20.55	16.65
Second Quarter ended July 1	19.74	15.64	18.99	15.25
Third Quarter ended September 30	16.22	12.17	16.90	11.38
Fourth Quarter ended December 30	14.50	7.89	15.00	7.82

(a) In connection with the Wendy’s Merger effective September 29, 2008, Wendy’s/Arby’s stockholders approved a charter amendment to convert each share of the then existing Triarc Class B common stock into one share of Wendy’s/Arby’s Class A Common Stock. The prices for the fourth quarter of 2008 are for the September 29 trading day only.

Our Class A Common Stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. Prior to the Wendy’s Merger, our Class B Common Stock was entitled to one-tenth of a vote per share.  Our Class B Common Stock was also entitled to vote as a separate class with respect to any merger or consolidation in which the Company was a party unless each holder of a share of Class B Common Stock received the same consideration as a holder of Class A Common Stock, other than consideration paid in shares of common stock that differed as to voting rights, liquidation preference and dividend preference to the same extent that our Class A and Class B Common Stock differed.  In accordance with the Certificate of Designation for our Class B Common Stock, and resolutions adopted by our board of directors on June 5, 2007, our Class B Common Stock was entitled, through March 30, 2008, to receive regular quarterly cash dividends equal to at least 110% of any regular quarterly cash dividends paid on our Class A Common Stock.  Thereafter, each share of our Class B Common Stock was entitled to at least 100% of the regular quarterly cash dividend paid on each share of our Class A Common Stock.  In addition, our Class B Common Stock had a $.01 per share preference in the event of any liquidation, dissolution or winding up of the Company and, after each share of our Class A Common Stock also received $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Class A Common Stock in any remaining assets of the Company.

During our 2008 and 2007 fiscal years, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Class A Common Stock and Class B Common Stock, respectively, through June 16, 2008. The dividend declared on September 19, 2008 and paid on October 3, 2008 for both Class A and Class B common stock was for $0.08 per share. The dividend declared on December 1, 2008 and paid on December 15, 2008 was for $0.015 per share of Class A Common Stock.

The company declared a dividend of $0.015 per share of Class A Common Stock on March 13, 2009 with a record date of March 20, 2009 and payment date of March 30, 2009.

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

Our ability to meet our cash requirements is primarily dependent upon our cash, cash equivalents and short-term investments on hand, cash flows from ARG and Wendy’s, including loans, cash dividends, reimbursement by ARG to us in connection with providing certain management services, and payments by ARG and Wendy’s under tax sharing agreements, as well as investment income. Our cash requirements include, but are not limited to, interest and principal payments on our indebtedness as well as required quarterly payments to a management company formed by certain former executives of ours.  Under the terms of the amended and restated Credit Agreement (see “Item 1A. Risk Factors—Risks Related to Wendy’s and Arby’s Businesses – Wendy’s International, Inc. and its subsidiaries, and ARG and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement”), there are restrictions on the ability of the Co-Borrowers to pay any dividends or make any loans or advances to us.  The ability of Wendy’s and ARG to pay cash dividends or make any loans or advances as well as to make payments for the management services and under the tax sharing agreement to us is also dependent upon their ability to achieve sufficient cash flows after satisfying their cash requirements, including debt service. See Note 10 of the Financial Statements and Supplementary Data included in Item 8 herein, and “Management’s Discussion and Analysis – Results of Operations and Liquidity and Capital Resources” in Item 7 herein, for further information on the Credit Agreement.

As of February 27, 2009, there were approximately 46,024 holders of record of our Class A Common Stock.  We have no class of equity securities currently issued and outstanding except for our Class A Common Stock, Series 1.  However, we are currently authorized to issue up to 100 million shares of preferred stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2008:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)

September 29, 2008 through October 26, 2008	591,257	$4.80	---	$50,000,000
October 27, 2008 through November 23, 2008	28,248	$3.51	---	$50,000,000
November 24, 2008 through December 28, 2008	49,395,394	$4.15	---	$50,000,000
Total	50,014,899	$4.16	---	$50,000,000

(1)
Includes 619,505 shares re-acquired by the Company from holders of restricted stock awards, either to satisfy tax withholding requirements or upon forfeiture of non-vested shares.  Also included are 49,395,394 shares of Class A Common Stock which were purchased by affiliates of the Company in conjunction with a partial tender offer at a price of $4.15 per share.  The shares were valued at the closing prices of our Class A Common Stock, Series 1, on the dates of activity.

(2)
On July 1, 2007 a new stock repurchase program became effective pursuant to which we were authorized to repurchase up to $50 million of our Class A Common Stock and/or Class B Common Stock during the period from July 1, 2007 through and including December 28, 2008 when and if market conditions warranted and to the extent legally permissible.  No transactions were effected under our stock repurchase program during the fourth fiscal quarter of 2008. This repurchase program expired on December 28, 2008 in accordance with its terms and has not been extended for the 2009 fiscal year.

Item 6.               Selected Financial Data.

                                    Year Ended (1)
	December 28, 2008		December 30, 2007(2)		December 31, 2006(2)		January 1, 2006(2)		January 2, 2005(2)
(In millions, except per share amounts)

Sales	$1,662.3		$1,113.4		$1,073.3		$570.8		$205.6
Franchise revenues	160.5		87.0		82.0		91.2		100.9
Asset management and related fees	-		63.3		88.0		65.3		22.1

Revenues	1,822.8		1,263.7		1,243.3		727.3		328.6
Operating (loss) profit	(413.6	)(5)	19.9	(6)	44.6		(31.4	)(8)	2.6
(Loss) income from continuing operations	(482.0	)(5)	15.1	(6)	(10.8	)(7)	(58.5	)(8)	1.4	(9)
Income from discontinued operations	2.2		1.0		-		3.3		12.5
Net (loss) income	(479.8	)(5)	16.1	(6)	(10.9	)(7)	(55.2	)(8)	13.8	(9)
Basic (loss) income per share(3):
Class A common stock:
Continuing operations	(3.06)		.15		(.13)		(.84)		.02
Discontinued operations	.01		.01		-		.05		.18
Net (loss) income	(3.05)		.16		(.13)		(.79)		.20
Class B common stock:
Continuing operations	(1.26)		.17		(.13)		(.84)		.02
Discontinued operations	.02		.01		-		.05		.21
Net (loss) income	(1.24)		.18		(.13)		(.79)		.23
Diluted (loss) income per share(3):
Class A common stock:
Continuing operations	(3.06)		.15		(.13)		(.84)		.02
Discontinued operations	.01		.01		-		.05		.17
Net income (loss)	(3.05)		.16		(.13)		(.79)		.19
Class B common stock:
Continuing operations	(1.26)		.17		(.13)		(.84)		.02
Discontinued operations	.02		.01		-		.05		.20
Net income (loss)	(1.24)		.18		(.13)		(.79)		.22
Cash dividends per share:
Class A common stock	.26		.32		.77		.29		.26
Class B common stock	.26		.36		.81		.33		.30
Working (deficiency) capital	(121.7)		(36.9)		161.2		295.6		462.6
Properties	1,770.4		504.9		488.5		443.9		103.4
Total assets	4,645.6		1,454.6		1,560.4		2,809.5		1,067.0
Long-term debt	1,081.2		711.5		701.9		894.5		446.5
Stockholders’ equity	2,383.3		448.9		477.8		398.3		305.5
Weighted average shares outstanding(4):
Class A common stock	137.7		28.8		27.3		23.8		22.2
Class B common stock	48.0		63.5		59.3		46.2		40.8

(1)
Wendy’s/Arby’s Group, Inc. and its subsidiaries (the “Company”) reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  The financial position and results of operations of Wendy’s International, Inc. (“Wendy’s”) are included commencing with the date of the Wendy’s Merger, September 29, 2008. The financial position and results of operations of RTM Restaurant Group (“RTM”) are included commencing with its acquisition by the Company on July 25, 2005. Deerfield & Company LLC (“Deerfield”), in which the Company held a 63.6% capital interest from July 22, 2004 through its sale on December 21, 2007, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which commenced on October 4, 2004 and in which our investment was effectively redeemed on September 29, 2006, and DM Fund LLC, which commenced on March 1, 2005 and in which our investment was effectively redeemed on December 31, 2006, reported on a calendar year ending on December 31 through their respective sale or redemption dates.  In accordance with this method, each of the Company’s fiscal years presented above contained 52 weeks except for the 2004 fiscal year which contained 53 weeks.  All references to years relate to fiscal years rather than calendar years.

(2)	Selected financial data reflects the changes related to the adoption of the following accounting standards:

(a) The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 clarifies how uncertainties in income taxes should be reflected in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled. There was no effect on the 2007 or prior period statements of operations upon the adoption of FIN 48. However, there was a net reduction of $2.3 in stockholders’ equity as of January 1, 2007.

(b) The Company adopted FASB Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AIR-1”) as of January 1, 2007. As a result, the Company accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls is recognized as expense in the period it is incurred. Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul. In accordance with the retroactive application of FSP AIR-1, the Company has credited (charged) $0.6, $0.7 and $(0.2) to operating profit (loss) and $0.4, $0.5 and $(0.1) to income (loss) from continuing operations and net income (loss) for 2006, 2005 and 2004, respectively.

(c) The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) effective January 2, 2006. As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant. The Company previously used the intrinsic value method to measure employee share-based compensation. Under the intrinsic value method, compensation cost for the Company’s stock options was measured as the excess, if any, of the market price of the Company’s Class A common stock (the “Class A Common Stock” or “Class A Common Shares”), and/or Class B common stock, series 1 (the “Class B Common Stock” or “Class B Common Shares”), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. As the Company used the modified prospective adoption method under SFAS 123(R), there was no effect from the adoption of this standard on the financial statements for all periods presented prior to the adoption date.

(3)
Income (loss) per share amounts for 2008 reflects the conversion of Triarc Companies, Inc. (“Triarc” and the former name of Wendy’s/Arby’s Group, Inc.) Class B Common Stock into Wendy’s/Arby’s Class A Common Stock (the “Conversion”) on September 29, 2008. In connection with the Wendy’s Merger, Wendy’s/Arby’s stockholders approved a charter amendment to convert each of the then existing Triarc Class B Common Stock into one share of Wendy’s/Arby’s Class A Common Stock. For the purposes of calculating income per share, net income was allocated between the shares of the Company’s Class A Common Stock and the Company’s Class B Common Stock based on the actual dividend payment ratio. For the purposes of calculating loss per share, the net loss for any year was allocated equally through the Conversion date.

(4)
The number of shares used in the calculation of diluted income (loss) per share is the same as basic income (loss) per share for 2008, 2006 and 2005 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for these years.  The numbers of shares used in the calculation of diluted income per share of the Company’s Class A and the Company’s Class B Common Stock for 2007 are 28,965 and 64,282 respectively.  The number of shares used in the calculation of diluted income per share of the Company’s Class A and the Company’s Class B Common Stock for 2004 are 23,415 and 43,206, respectively.  These shares used for the calculation of diluted income per share in 2007 and 2004 consist of the weighted average common shares outstanding for each class of common stock and potential shares of common stock reflecting the effect of dilutive stock options and nonvested restricted shares of 129 for the Company’s Class A Common Stock and 759 for the Company’s Class B Common Stock in 2007, and 1,182 for the Company’s Class A Common Stock and 2,366 for the Company’s Class B Common Stock in 2004.

(5)
Reflects certain significant charges and credits recorded during 2008 as follows: $460.1 charged to operating profit consisting of a goodwill impairment for the Arby’s Company-owned restaurant reporting unit; $484.0 charged to income from continuing operations and net income representing the aforementioned $460.1 charged to operating profit and other than temporary losses on investments of $112.7 partially offset by $88.8 of income tax benefit related to the above charges.

(6)
Reflects certain significant charges and credits recorded during 2007 as follows: $45.2 charged to operating profit, consisting of facilities relocation and corporate restructuring costs of $85.4 less $40.2 from the gain on sale of the Company’s interest in Deerfield; $16.6 charged to income from continuing operations and net income representing the aforementioned $45.2 charged to operating profit offset by $15.8 of income tax benefit related to the above charge, and a $12.8 previously unrecognized prior year contingent tax benefit related to certain severance obligations to certain of the Company’s former executives.

(7)
Reflects a significant charge recorded during 2006 as follows: $9.0 charged to loss from continuing operations and net loss representing a $14.1 loss on early extinguishments of debt related to conversions or effective conversions of the Company’s 5% convertible notes due 2023 and prepayments of term loans under the Company’s senior secured term loan facility, partially offset by an income tax benefit of $5.1 related to the above charge.

(8)
Reflects certain significant charges and credits recorded during 2005 as follows: $58.9 charged to operating loss representing (1) share-based compensation charges of $28.3 representing the intrinsic value of stock options which were exercised by the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer and subsequently replaced on the date of exercise, the grant of contingently issuable performance-based restricted shares of the Company’s Class A and Class B common stock and the grant of equity interests in two of the Company’s then subsidiaries, (2) a $17.2 loss on settlements of unfavorable franchise rights representing the cost of settling franchise agreements acquired as a component of the acquisition of RTM with royalty rates below the 2005 standard 4% royalty rate that the Company receives on new franchise agreements and (3) facilities relocation and corporate restructuring charges of $13.5; $67.5 charged to loss from continuing operations representing the aforementioned $58.9 charged to operating loss and a $35.8 loss on early extinguishments of debt upon a debt refinancing in connection with the acquisition of RTM, both partially offset by $27.2 of income tax benefit relating to the above charges; and $64.2 charged to net loss representing the aforementioned $67.5 charged to loss from continuing operations partially offset by income from discontinued operations of $3.3 principally resulting from the release of reserves for state income taxes that were no longer required.

(9)
Reflects certain significant credits recorded during 2004 as follows: $17.3 credited to income from continuing operations representing (1) $14.6 of income tax benefit due to the release of income tax reserves which were no longer required upon the finalization of the examination of certain of the Company’s prior year’s Federal income tax returns, the finalization of a state income tax examination and the expiration of the statute of limitations for the examination of certain of the Company’s state income tax returns and (2) a $2.7 credit, net of a $1.6 income tax provision, representing the release of related interest accruals that were no longer required; and $29.8 credited to net income representing the aforementioned $17.3 credited to income from continuing operations and $12.5 of additional gain on disposal of the Company’s beverage businesses that were previously sold resulting from the release of income tax reserves related to discontinued operations which were no longer required upon finalization of an Internal Revenue Service examination of certain prior year’s Federal income tax returns and the expiration of the statute of limitations for examinations of certain of the Company’s state income tax returns.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective September 29, 2008, in conjunction with the merger (“Wendy’s Merger”) with Wendy’s International, Inc. (“Wendy’s”) described below under “Introduction and Executive Overview – Merger with Wendy’s International, Inc.”, the corporate name of Triarc Companies, Inc., (“Triarc”), changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or, together with its subsidiaries, the “Company” or “we”).  The references to the “Company” or “we” for periods prior to September 29, 2008 refer to Triarc and its subsidiaries.  Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part 1” preceding “Item 1 - Business.”  You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within this report.

Because the merger with Wendy’s did not occur until the first day of our 2008 fourth quarter, only the fourth quarter results of operations of Wendy’s are included in this report.  The results of operations discussed below will not be indicative of future results due to the consummation of the merger transaction with Wendy’s as well as the 2007 sale of our interest in Deerfield & Company LLC (“Deerfield”) discussed below.

Introduction and Executive Overview

Our Business

We currently manage and internally report our operations as two business segments, the operation and franchising of Wendy’s restaurants and the operation and franchising of Arby’s restaurants.  In 2007, we also operated in the asset management business through our 63.6% capital interest in Deerfield, which was sold on December 21, 2007 to Deerfield Capital Corp. (“DFR”). As a result of this sale, our 2008 financial statements include only the financial position, results of operations and cash flows from the restaurant businesses.

Restaurant business revenues for 2008 include: (1) $1,632.9 million recognized upon delivery of food to the customer, (2) $29.4 million from the sale of bakery items and kid’s meal promotion items to our franchisees, (3) $149.5 million from royalty income from franchisees, (4) $7.6 million from rental income from properties leased to franchisees, and (5) $3.4 million from franchise and related fees. Our revenues increased significantly in the 2008 fourth quarter due to the Wendy’s Merger.  The Wendy’s royalty rate was 4.0% for the quarter ended December 28, 2008.  While over 78% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average Arby’s royalty rate was 3.6% for the year ended December 28, 2008.  In our former asset management business, revenues were derived through the date of the Deerfield Sale in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles, (“CDOs”), and (2) investment funds and private investment accounts (“Funds”).

In our discussions of “Sales” and “Franchise Revenues” below, we discuss North American same-store sales.  Beginning in 2008, we have been reporting Arby’s same-store sales commencing after a store has been open for fifteen continuous months (the “Fifteen Month Method”) consistent with the metrics used by our management for internal reporting and analysis.  Prior thereto, and including the 2007 fiscal year, the calculation of same-store sales commenced after a store was open for twelve continuous months (the “Twelve Month Method”).  Wendy’s same-store sales are reported after a store has been open for at least fifteen continuous months as of the beginning of the fiscal year.  The tables summarizing the results of operations below provide the same-store sales percentage change using the current Fifteen Month Methods, as well as our former Twelve Month Method for Arby’s.

Our primary goal is to enhance the value of our Company by:

•	improving the quality and affordability of our core menu items;
•	increasing traffic in the restaurants and revitalizing the Wendy’s and Arby’s brands with new marketing programs, menu development and an improved customer experience;
•	improving company-owned restaurant margins;
•	achieving significant progress on synergies and efficiencies resulting from the Wendy’s Merger;
•	reducing capital spending to maximize cash flow;
•	expanding the breakfast daypart at many of our restaurants over the next several years; and
•	the possibility of acquiring other restaurant brands.

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•
Significant decreases in general consumer confidence in the economy as well as decreases in many consumers’ discretionary income caused by factors such as continuing deterioration in the financial markets and in economic conditions, including high unemployment levels and significant displacement in the real estate market, significant fluctuations in fuel costs, and high food costs;

•
Increasing price competition in the quick service restaurant (“QSR”) industry, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) the use of coupons and other price discounting, (3) many recent product promotions focused on lower prices of certain menu items and (4) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering prepared and take-out food purchases;

•
Increased availability to consumers of product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) products that tend to offer a variety of portion sizes and more ingredients; (3) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products and (4) sandwiches with perceived higher levels of freshness, quality and customization; and

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

Cost of Sales

•	Higher commodity prices which have increased our food costs during 2008, but have recently moderated;

•	The recent volatility in fuel prices which, when at much higher than current levels, contributed to an increase in utility costs and distribution costs;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which have and are expected to continue to increase wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which result in increased operating costs.

Other

•	Continued competition for development sites among QSR competitors and other businesses and higher development costs associated with those sites; and

•
Tightening of the overall credit markets and higher borrowing costs in the lending markets typically used to finance new unit development and remodels.  These tightened credit conditions could negatively impact the renewal of franchisee licenses as well as the ability of a franchisee to meet its commitments under development, rental and franchise license agreements.

•	We experience these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, the royalties and franchise fees we receive from them.

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of 4.25 shares of Wendy’s/Arby’s Class A Common Stock for each share of Wendy’s common stock owned.  We expect that the Wendy’s Merger will better position the Company to deliver long-term value to our stockholders through enhanced operational efficiencies, improved product offerings, and shared services.  Wendy’s operates, develops and franchises a system of distinctive quick service restaurants specializing in hamburgers.  At September 28, 2008, there were 6,625 Wendy’s restaurants in operation in the United States and in 21 other countries and U.S. territories. Of these restaurants, 1,404 were operated by Wendy’s and 5,221 by Wendy’s franchisees.

In the Wendy’s Merger, 376.8 million shares of Wendy’s/Arby’s common stock, formerly Triarc Class A Common Stock, were issued to Wendy’s shareholders.  The equity consideration is based on the 4.25 conversion factor of the Wendy’s outstanding shares at a value of $6.57 per share which represents the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  In addition, immediately prior to the Wendy’s Merger, our Class B Common Stock was converted into Class A Common Stock on a one-for-one basis (the “Conversion”).

Outstanding Wendy’s stock options were converted upon completion of the Wendy’s Merger into stock options with respect to Wendy’s/Arby’s common stock, based on the 4.25:1 exchange ratio.

Our consolidated financial statements include the accounts of Wendy’s subsequent to September 29, 2008.

The Deerfield Sale

On December 21, 2007, we completed the sale of our majority capital interest in Deerfield resulting in non-cash proceeds aggregating $134.6 million, consisting of 9.6 million shares of convertible preferred stock of DFR (“the DFR Preferred Stock”) with a then estimated fair value of $88.4 million and $48.0 million principal amount of series A senior secured notes of DFR due in December 2012 (the “DFR Notes”) with a then estimated fair value of $46.2 million.  We also retained ownership of 0.2 million common shares in DFR as part of a pro rata distribution to the members of Deerfield prior to the Deerfield Sale.  The Deerfield Sale resulted in a pretax gain of $40.2 million which was recorded in the fourth quarter of 2007.  At December 30, 2007, the carrying value of the DFR Preferred Stock was $70.4 million, net of a deferred gain of $6.9 million for our then remaining interest in Deerfield.

The DFR Notes bear interest at the three-month LIBOR (1.47% at December 28, 2008) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.

Conversion of Convertible Preferred Stock and Dividend of DFR Common Stock

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9.6 million preferred shares we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9.8 million shares of DFR common stock, which also included the 0.2 million common shares of DFR discussed above, to our stockholders. The dividend, which was valued at $14.5 million, was paid on

April 4, 2008 to holders of record of our Class A common stock (the “Class A Common Stock”) and our Class B common stock (the “Class B Common Stock”) on March 29, 2008.

Other than Temporary Losses and Equity in Losses of DFR

On March 18, 2008, in response to unanticipated credit and liquidity events in the first quarter of 2008, DFR announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by deterioration of the global credit markets and, as a result, it sold $2,800.0 million of its agency and $1,300.0 million of its AAA-rated non-agency mortgage-backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4,200.0 million, all at a net after-tax loss of $294.3 million to DFR.

Based on the events described above and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9.8 million common shares were impaired. As a result, as of March 11, 2008, we recorded an other than temporary loss which is included in “Other than temporary losses on investments,” of $67.6 million (without tax benefit as described below) which included $11.1 million of pre-tax unrealized holding losses previously recorded as of December 30, 2007 which were included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders.  We also recorded an additional impairment charge from March 11, 2008 through the March 29, 2008 record date of the dividend of $0.5 million. As a result of the dividend, the income tax loss that resulted from the decline in value of our investment of $68.1 million is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $0.8 million of equity in net losses of DFR which are included in “Other expense, net” related to our investment in the 0.2 million common shares of DFR discussed above which were accounted for using the Equity Method through the Determination Date.

DFR Notes

The dislocation in the mortgage sector and continuing weakness in the broader financial market has adversely impacted, and may continue to adversely impact, DFR’s cash flows.  DFR reported operating losses for the first nine months of 2008.  Updated financial information from DFR for the year ended December 31, 2008 will not be available until the filing of DFR’s Form 10-K expected to be filed on March 16, 2009.

We have received timely and full cash payment of all four quarterly interest payments due on the DFR Notes to date.  Additionally, in October 2008 we received a $1.1 million dividend payment on the convertible preferred stock which we previously held.  Based on the Deerfield Sale agreement, payment of a dividend by DFR on this preferred stock was dependent on DFR’s board of directors declaring and paying a dividend on DFR’s common stock.  The first dividend to be declared on their common stock following the date of the Deerfield Sale was declared by DFR and recognized by us in our 2008 third quarter and paid in October 2008.  Certain expenses totaling $6.2 million related to the Deerfield Sale, which were a liability of the Company and for which we had an equal offsetting receivable from DFR as of December 30, 2007, were paid by DFR during the first half of 2008.  Accordingly, we did not record any allowance for doubtful collection on these notes prior to the fourth quarter of 2008.

Due to significant financial weakness in the credit markets, current publicly available information of DFR, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, we recorded an allowance for doubtful collectability of $21.2 million on the DFR Notes in the fourth quarter of 2008.  This charge is included in “Other than temporary losses on investments.”

Other

In early 2008, we completed the transition that was announced in April 2007 whereby we closed our New York headquarters and combined our corporate operations with our restaurant operations in Atlanta, Georgia (the “Corporate Restructuring”). To facilitate this transition, we had entered into contractual settlements (the “Contractual Settlements”) with our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer, (collectively, the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives and we incurred charges for the transition severance arrangements of other New York headquarters’ executives and employees who continued to provide services as employees through the 2008 first quarter.  The Corporate Restructuring included the transfer of substantially all of our senior executive responsibilities to the executive team of Arby’s Restaurant Group, Inc. (“ARG”), a wholly-owned subsidiary of ours, in Atlanta, Georgia.

We also maintain an investment portfolio principally from the investment of our excess cash with the objective of generating investment income, including an account (the “Equities Account”) which is managed by a management company (the “Management Company”) formed by the Former Executives and a director, who was also our former Vice Chairman (collectively, the “Principals”).  The Equities Account is invested principally in equity securities, including derivative instruments, of a limited number of publicly-traded companies.  In addition, the Equities Account sells securities short and invests in market put options in order to lessen the impact of significant market downturns.  Investment income (loss) from this account includes realized investment gains (losses) from marketable security transactions, realized and unrealized gains (losses) on derivative instruments and securities sold with an obligation to purchase, other than temporary losses, interest and dividends.  The Equities Account, including restricted cash equivalents and equity derivatives, had a fair value of $37.7 million as of December 28, 2008.  The cost of available-for-sale securities within the Equities Account has been reduced by $12.7 million included in “Other than temporary losses on investments.” The fair value of the Equities Account at December 28, 2008 excludes $47.0 million of restricted cash released from the Equities Account to Wendy’s/Arby’s in 2008. We obtained permission from the Management Company to release this amount from the Equities Account and we are obligated to return this amount to the Equities Account by January 29, 2010.  As of February 27, 2009, as a result of continuing weakness in the economy during the first quarter of 2009 and its effect on the equity markets, there has been a decrease of approximately $3.6 million in the fair value of the available for sale securities held in the Equities Account as compared to their value on December 28, 2008.

We also had invested in several funds managed by Deerfield, including Deerfield Opportunities Fund, LLC (“the Opportunities Fund”), and DM Fund LLC (“the DM Fund”).  Prior to 2006, we invested $100.0 million in the Opportunities Fund and transferred $4.8 million of that amount to the DM Fund.  We redeemed our investments in the Opportunities Fund and the DM Fund effective September 29, 2006 and December 31, 2006, respectively.  The Opportunities Fund through September 29, 2006 and the DM Fund through December 31, 2006 were accounted for as consolidated subsidiaries of ours, with minority interests to the extent of participation by investors other than us.  The Opportunities Fund was a multi-strategy hedge fund that principally invested in various fixed income securities and their derivatives and employed substantial leverage in its trading activities which significantly impacted our consolidated financial position, results of operations and cash flows.  When we refer to Deerfield, we mean only Deerfield & Company, LLC and not the Opportunities Fund or the DM Fund.

Presentation of Financial Information

Our fiscal reporting periods consist of 52 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2008” or “2008” which commenced on December 31, 2007 and ended on December 28, 2008 (and includes Wendy’s for the fourth quarter of 2008), (2) “the year ended December 30, 2007” or “2007” which commenced on January 1, 2007 and ended on December 30, 2007 except that Deerfield is included from January 1, 2007 through its December 21, 2007 sale date, and (3) “the year ended December 31, 2006” or “2006” which commenced on January 2, 2006 and ended on December 31, 2006 except that (a) Deerfield and the DM Fund are included on a calendar year basis and (b) the Opportunities Fund is included from January 1, 2006 through its September 29, 2006 redemption date.  Balances presented as of December 28, 2008 and December 30, 2007 are referred to herein as “as of Year-End 2008” and “as of Year-End 2007,” respectively.  With the exception of Deerfield, the Opportunities Fund, and the DM Fund, which reported on a calendar year basis, all references to years relate to fiscal periods rather than calendar periods. The difference in reporting basis in 2006 is not material.

Results of Operations

Presented below is a table that summarizes our results of operations and compares the amount of the change between 2008 and 2007 (the “2008 Change”).  Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

			2008 Change
	2008	2007	Amount	Percent
	(In Millions)
Revenues:
Sales	$1,662.3	$1,113.4	$548.9	49.3%
Franchise revenues	160.5	87.0	73.5	84.5%
Asset management and related fees	-	63.3	(63.3)	(100.0%)
	1,822.8	1,263.7	559.1	44.2%
Costs and expenses:
Cost of sales	1,415.5	894.5	521.0	58.2%
Cost of services	-	25.2	(25.2)	(100.0%)
General and administrative	248.7	205.4	43.3	21.1%
Depreciation and amortization	88.3	66.2	22.1	33.4%
Goodwill impairment	460.1	-	460.1	n/m
Impairment of other long-lived assets	19.2	7.1	12.1	n/m
Facilities relocation and corporate restructuring	3.9	85.4	(81.5)	(95.4%)
Gain on sale of consolidated business	-	(40.2)	40.2	100.0%
Other operating income, net	0.7	0.2	0.5	n/m
	2,236.4	1,243.8	992.6	79.8%
Operating (loss) profit	(413.6)	19.9	(433.5)	n/m
Interest expense	(67.0)	(61.3)	(5.7)	(9.3%)
Gain on early extinguishments of debt	3.6	-	3.6	n/m
Investment income, net	9.4	62.1	(52.7)	(84.9%)
Other than temporary losses on investments	(112.7)	(9.9)	(102.8)	n/m
Other expense, net	(0.6)	(1.4)	0.8	57.1%

(Loss) income from continuing operations before income taxes and minority interests	(580.9)	9.4	(590.3)	n/m
Benefit from income taxes	99.3	8.4	90.9	n/m
Minority interests in income of consolidated subsidiaries	(0.3)	(2.7)	2.4	85.2%
(Loss) income from continuing operations	(481.9)	15.1	(497.0)	n/m
Income from discontinued operations, net of income taxes:	2.2	1.0	1.2	n/m
Net (loss) income	$(479.7)	$16.1	$(495.8)	n/m

Restaurant Statistics:
Wendy’s same-store sales (a):	Fourth Quarter 2008
North America Company-owned restaurants	3.6%
North America Franchise restaurants	3.8%
North America Systemwide	3.7%

Fifteen Month Method	Twelve Month Method
Arby’s same-store sales:	2008	2007	2008	2007
North America Company-owned restaurants	(5.8)%	(1.3)%	(5.8)%	(1.5%)
North America Franchised restaurants	(3.6)%	1.1%	(3.5)%	0.9%
North America Systemwide	(4.3)%	0.3%	(4.3)%	0.1%

Restaurant Margin:
Fourth Quarter 2008
Wendy’s	11.7%

Full Year 2008	2007
Arby’s	16.1%	19.7%
Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count (a):
Restaurant count at September 29, 2008	1,404	5,221	6,625
Opened since September 29, 2008	6	32	38
Closed since September 29, 2008	(5)	(28)	(33)
Net purchased from (sold by) franchisees since September 29, 2008	1	(1)	-
Restaurant count at December 28, 2008	1,406	5,224	6,630

Arby’s restaurant count:
Restaurant count at December 30, 2007	1,106	2,582	3,688
Opened in 2008	40	87	127
Closed in 2008	(15)	(44)	(59)
Net purchased from (sold by) franchisees in 2008	45	(45)	-
Restaurant count at December 28, 2008	1,176	2,580	3,756

Total Wendy’s/Arby’s restaurant count at December 28, 2008	2,582	7,804	10,386

	2008	2007
Company-owned average unit volumes:	(in millions)
Wendy’s – North America	$1,452.9	$1,436.7
Arby’s – North America	$966.9	$1,016.0
________________
(a)	Wendy’s data, other than average unit volumes, is only for the period commencing with the September 29, 2008 merger date through the end of the fiscal year.

2008 Compared with 2007

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $548.9 million, or 49.3%, to $1,662.3 million for 2008 from $1,113.4 million for 2007.  The increase in sales is primarily due to the Wendy’s Merger which added 1,406 net Company-owned restaurants to the Wendy’s/Arby’s restaurant system and generated $530.8 million in sales during the fourth quarter.  Excluding Wendy’s, sales increased $18.1 million, which is attributable to the $80.0 million increase in sales from the 70 net Arby’s Company-owned restaurants added since December 30, 2007 and substantially offset by a $62.0 million decrease in sales due to a 5.8% decrease in Arby’s Company-owned same-store sales.  Of the 45 net restaurants acquired from franchisees, 41 are in the California market (the “California Restaurants”) and were purchased from a franchisee on January 14, 2008 (the “California Restaurant Acquisition”).  The California Restaurants generated approximately $36.0 million of sales in 2008.  Same store sales of our Arby’s Company-owned restaurants were primarily impacted by the effect of deterioration of economic conditions in 2008 which resulted in decreases in consumers’ discretionary income, reduced consumer confidence in the economy, continued discounting by our competitors, and high unemployment levels.  As a result of these factors, we have experienced an escalating decline in customer traffic and lower sales volumes.  In addition, when compared to the prior year, Arby’s executed marketing campaigns that were not as effective in reinforcing consumers’ perception of our value position in the QSR marketplace.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $73.5 million, or 84.4%, to $160.5 million for 2008 from $87.0 million for 2007.  The increase was due to the Wendy’s Merger which added 5,224 franchised restaurants to the Wendy’s/Arby’s restaurant system and generated $74.6 million in additional franchise revenue during the 2008 fourth quarter.  Excluding Wendy’s, franchise revenues decreased $1.1 million, which is primarily attributable to the effect of the California Restaurant Acquisition whereby previously franchised restaurants are now Company-owned and the 3.6% decrease in same-store sales for Arby’s franchised restaurants.  Same-store sales of our franchise restaurants decreased primarily due to the same negative factors discussed above under “Sales,” but the use of incremental national media advertising initiatives in the 2008 first and third quarters had a greater positive effect on franchised restaurants than Company-owned restaurants due to the increased exposure in many markets in which our franchisees operate.

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, there were no asset management and related fees in 2008.

Restaurant Margin

Our restaurant margin decreased to 14.8% for 2008 from 19.7% for 2007.  We define restaurant margin as sales from Company-owned restaurants (excluding sales from bakery items and kid’s meal promotion items to franchisees) less cost of sales, divided by sales.  In addition to the fourth quarter impact of lower average restaurant margins of 11.7% generated by Wendy’s, total restaurant margin was negatively impacted by the decline in Arby’s margin to 16.1% from 19.7% last year, stemming from  (1) a decline in Arby's same-store sales which negatively impacted its operational leverage of fixed and semi-variable costs as a percentage of sales, (2) higher utilities and fuel costs under new distribution contracts that became effective in the third quarter of 2007, (3) increased advertising which was anticipated to generate additional customer traffic but did not, (4) an increase in labor costs primarily due to the effect on payroll and related costs from Federal and state minimum wage increases in 2008 and (5) higher food and paper costs primarily due to fluctuations in the cost of beef and other commodities.

Cost of Services

As a result of the Deerfield Sale, we did not incur any cost of services in 2008.  For 2007, our cost of services was from the management of CDOs and Funds by Deerfield.

General and Administrative

Our general and administrative expenses increased $43.3 million, or 21.1%, principally due to $79.5 million of Wendy’s general and administrative expenses added during the 2008 fourth quarter as a result of the Wendy’s Merger, partially offset by  $24.8 million of general and administrative expenses incurred in 2007 at our former asset management segment.  Excluding Wendy’s and the former asset management segment, general and administrative expenses decreased $11.5 million primarily due to (1)  a $14.0 million decrease in corporate general and administrative expenses in 2008 as a result of our Corporate Restructuring which commenced in 2007, (2) a $6.9 million decrease in incentive compensation in 2008 as compared to 2007 and (3) a $2.2 million decrease in relocation costs principally attributable to additional costs in the prior year related to estimated declines in market value and increased carrying costs for homes we purchased for resale from relocated employees.  These decreases were partially offset by (1) a $4.5 million increase in salaries and wages as a result of the increase in employees at our corporate and regional offices as well as increases in existing employee salaries, (2) a $3.5 million increase for the full year effect of fees for professional and strategic services  provided to us under a two-year transition services agreement (the “Services Agreement”) entered into with the Management Company commencing in June 2007 as part of the Corporate Restructuring and (3) $2.3 million of professional fees related to Wendy’s Merger integration activities.

Depreciation and Amortization

	2008	2007	Change
	(In Millions)
Arby’s restaurants, primarily properties	$61.2	$56.9	$4.3
Wendy’s restaurants, primarily properties	23.8	-	23.8
Asset management	-	4.9	(4.9)
General corporate, primarily properties	3.3	4.4	(1.1)
	$88.3	$66.2	$22.1

Goodwill Impairment

Following the Wendy’s Merger, the Company operates in two business segments consisting of two restaurant brands: (1) Wendy’s restaurants and (2) Arby’s restaurants. Each segment includes reporting units for Company-owned restaurants and franchise operations for purposes of measuring goodwill impairment under Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

The Company tests the carrying value of goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of each reporting unit, using discounted cash flows or market multiples based on earnings, to determine if there is an indication that a potential impairment may exist. If we determine that an impairment may exist, we then measure the amount of the impairment loss as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the second and third quarters of 2008, we performed interim goodwill impairment tests at our Arby’s company-owned restaurant and franchise operations reporting units due to the general economic downturn, a decrease in market valuations, and decreases in Arby’s same store sales.  The results of these interim tests indicated that the fair values of each of these Arby’s reporting units exceeded their carrying values.

During the fourth quarter of 2008, we performed our annual goodwill impairment test.  As a result of the acceleration of the general economic and market downturn as well as continued decreases in Arby’s same store sales, we concluded that the carrying amount of the Arby’s Company-owned restaurant reporting unit exceeded its fair value.  Accordingly, we completed “step two” of our impairment testing as prescribed in SFAS 142 and recorded an impairment charge of $460.1 million (with a $68.3 million tax benefit related to the portion of tax deductible goodwill) representing all of the goodwill recorded for the Arby’s Company-owned restaurant reporting unit.  We also concluded at that time that there was no impairment of goodwill for the Arby’s franchise reporting unit or any of the Wendy’s reporting units.

The fair values of the reporting units were determined by management with the assistance of an independent third-party valuation firm.

Impairment of Other Long-Lived Assets

	2008	2007	Change
	(In Millions)
Restaurants, primarily properties at underperforming locations	$9.6	$2.6	$7.0
Asset management	-	4.5	(4.5)
General corporate, aircraft	9.6	-	9.6
	$19.2	$7.1	$12.1

Facilities Relocation and Corporate Restructuring

	2008	2007	Change
	(In Millions)
Restaurants, primarily Wendy’s severance costs	$3.1	$0.6	$2.5
General corporate, Corporate Restructuring	0.8	84.8	(84.0)
	$3.9	$85.4	$(81.5)

Gain on Sale of Consolidated Business

The gain on sale of consolidated business of $40.2 million in 2007 related to the Deerfield Sale discussed above under “Introduction and Executive Overview – Deerfield Sale.”

Interest Expense

Interest expense increased $5.7 million, or 9.3%, principally reflecting the Wendy’s Merger which resulted in $11.4 million in additional interest expense during the 2008 fourth quarter.  Excluding Wendy’s, interest expense decreased $5.7 million principally reflecting a $13.0 million decrease in interest expense on the senior secured term loan (the “Arby’s Term Loan”) included within the Arby’s credit agreement (the “Arby’s Credit Agreement”) due to (a) a decrease in the variable interest rates as compared to the prior year and (b) the decrease in the Arby’s Term Loan outstanding principal balance as a result of the $143.2 million voluntary net prepayment in 2008 to assure compliance with certain covenants in the Arby's Credit Agreement. This decrease was partially offset by (1) a $3.7 million increase related to the change in our interest rate swap positions, through their expiration in 2008, due to market conditions and (2) a $3.2 million increase related to an increase in average outstanding debt, excluding the Arby’s Term Loan.

Gain on Early Extinguishments of Debt

In 2008, we reacquired $10.9 million of outstanding Arby’s debt, resulting in a gain on early extinguishment of approximately $3.6 million.

Investment Income, Net

	2008	2007	Change
	(In Millions)
Net gains (a):
Available-for-sale securities and derivative instruments	$5.7	$24.7	$(19.0)
Cost method investments and limited partnerships	1.6	26.7	(25.1)
Interest income (b)	1.3	9.1	(7.8)
Other	0.8	1.6	(0.8)
	$9.4	$62.1	$(52.7)
_______________________________
(a)
Our net gains include realized gains on available-for-sale securities and cost method investments and unrealized and realized gains on derivative instruments.  Our net recognized gains decreased $44.1 million and included: (1) $22.4 million decrease in realized gains in 2007 on our available-for-sale investments primarily reflecting $15.2 million of gains on two of those investments in 2007 and the reduction in value of our investments in the deteriorating market, (2) $13.9 million of realized gains in 2007 on the sale of two of our cost method investments and (3) $8.4 million of gains realized in 2007 related to the transfer of several cost method investments from the deferred compensation trusts (the “Deferred Compensation Trusts”)  established for the benefit of the Former Executives.  All of these recognized gains may vary significantly in future periods depending upon changes in the value of our investments and the timing of sales of our available-for-sale securities.

As of December 28, 2008, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $0.4 million and ($0.2) million respectively, included in “Accumulated other comprehensive loss.”  We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not.  Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time. All investment gains and losses may vary significantly in future periods depending upon changes in the value of our investments and the timing of the sales of our available-for-sale investments.

(b)
Our interest income decreased $7.8 million principally due to: (1) lower average outstanding balances of our interest-bearing investments principally as a result of cash equivalents used in connection with our Corporate Restructuring, (2) interest income recognized in 2007 at our former asset management segment and (3) a decrease in interest rates.

Other Than Temporary Losses on Investments

	2008	2007	Change
	(In Millions)
DFR common stock	$68.1	$-	$68.1
DFR Notes	21.2	-	21.2
Available-for-sale securities, including CDOs	13.1	9.9	3.2
Cost method investments	10.3	-	10.3
	$112.7	$9.9	$102.8

   •           Losses due to the reduction in value of our investments

We account for other than temporary losses under the guidance set forth in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and other authoritative guidance, which specify that investments with unrealized losses should be evaluated for holding losses that are a result of declines in value, due to market fluctuations or the investee’s business environment, and are considered not to be recoverable. If we determine that the holding losses are not recoverable during the anticipated investment holding period, then the losses are other than temporary.

Based on a review of our unrealized investment losses in 2008 and 2007, we determined that the decreases in the fair value of our former investment in the DFR common stock, certain investments held in the Equities Account and certain cost method investments were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment.  Accordingly, we recorded other than temporary losses on investments of $68.1 million for DFR common stock as discussed in “Introduction and Executive Overview – The Deerfield Sale”, $13.1 million for available-for-sale securities and $1.8 million for a cost method investment, included in “Cost method investments” above, in 2008.  We also recorded other than temporary losses on investments of $9.9 million after a similar evaluation in 2007.

Any other than temporary losses on our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods.

•	Losses due to investment collectability

Due to significant financial weakness in the credit markets, current publicly available information of DFR, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, we recorded an allowance for doubtful collectability of $21.2 million on the DFR Notes.  This charge is included in “Other than temporary losses on investments.”

•	Losses due to illiquidity

In 2008, $8.5 million of other than temporary losses on investments included in “Cost investments” above related to the write-down of our entire cost method investment in Jurlique International Pty Ltd, a privately-held Australian upscale skin care company (“Jurlique”).  Based on financial results provided by Jurlique, which noted significant declines in operations in 2008, its budget for 2009, current economic conditions, illiquidity of the private company stock, and our internal valuations of Jurlique, we have determined that our investments in this company will more than likely not be recoverable.

Benefit from Income Taxes

Our effective tax rates for 2008 and 2007 were 17% and 89%, respectively.  Our effective rates are impacted by recurring items, such as non-deductible expenses relative to pre-tax income (loss), state income taxes, adjustments related to prior year tax matters and the minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pre-tax income used to calculate the effective tax rates, as well as non-recurring, discrete items.  Discrete items may occur in any given year, but are not consistent from year to year.  Our U.S. Federal effective tax rates in both years were principally affected by the following tax (provision) benefit items: (1) the 2008 tax effect of  ($99.7) million on the impairment of goodwill as described above in “Goodwill Impairment” as a result of non-deductible financial reporting goodwill in excess of tax goodwill, (2) the 2008 tax effect of ($20.3) million on a loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described above in “Introduction and Executive Overview – The Deerfield Sale,” (3) the 2008 tax effect of $9.2 million on the distribution of foreign earnings net of related foreign tax credits and (4) the 2007 tax effect of $12.5 million on recognizing a previously unrecognized contingent tax benefit in connection with the settlement of certain obligations to the Former Executives.

Minority Interests in Income of Consolidated Subsidiaries

The minority interests in income of consolidated subsidiaries decreased $2.4 million primarily as a result of the effect of the Deerfield Sale.

Income from Discontinued Operations, Net of Income Taxes

The $2.2 million income from discontinued operations, net of income taxes, in 2008 primarily relates to a release of an accrual for state income taxes no longer required after the settlement of state income tax liabilities in three jurisdictions. The income from discontinued operations, net of income taxes, of $1.0 million in 2007 consists of a $1.1 million release of an accrual for state income taxes no longer required after the settlement of a state income tax audit partially offset by an additional $0.1 million loss relating to the finalization of the leasing arrangements of two closed restaurants.

Net (Loss) Income

Our net results decreased $495.8 million to a net loss of $479.7 million in 2008 from net income of $16.1 million in 2007.  This decrease is primarily due to the after-tax and applicable minority interest effects of the variances discussed above, including the goodwill and long-lived assets impairments and the other than temporary losses recorded during 2008.

2007 Compared to 2006

Presented below is a table that summarizes our results of operations and compares the amount of the change between 2007 and 2006 (the “2007 Change”).  Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

			2007 Change
	2007	2006	Amount	Percent
	(In Millions)
Revenues:
Sales	$1,113.4	$1,073.3	$40.1	3.7%
Franchise revenues	87.0	82.0	5.0	6.1%
Asset management and related fees	63.3	88.0	(24.7)	(28.1)%
	1,263.7	1,243.3	20.4	1.6%
Costs and expenses:
Cost of sales	894.5	857.2	37.3	4.4%
Cost of services	25.2	35.3	(10.1)	(28.6)%
General and administrative	205.4	235.8	(30.4)	(12.9)%
Depreciation and amortization	66.2	60.6	5.6	9.2%
Impairment of other long-lived assets	7.1	5.6	1.5	26.8%
Facilities relocation and corporate restructuring	85.4	3.3	82.1	n/m
Gain on sale of consolidated business	(40.2)	-	(40.2)	n/m
Other operating income , net	0.2	0.9	(0.7)	(77.8)%
	1,243.8	1,198.7	45.1	3.8%
Operating profit	19.9	44.6	(24.7)	(55.4)%
Interest expense	(61.3)	(114.1)	52.8	46.3%
Loss on early extinguishments of debt	-	(14.1)	14.1	100.0%
Investment income, net	62.1	84.3	(22.2)	(26.3)%
Other than temporary losses on investments	(9.9)	(4.1)	(5.8)	n/m
Other income (expense), net	(1.4)	8.7	(10.1)	n/m
Income from continuing operations before income taxes and minority interests	9.4	5.3	4.1	77.4%
Benefit from (provision for) income taxes	8.4	(4.6)	13.0	n/m
Minority interests in income of consolidated subsidiaries	(2.7)	(11.5)	8.8	76.5%
Income (loss) from continuing operations	15.1	(10.8)	25.9	n/m
Income (loss) from discontinued operations, net of income taxes:	1.0	(0.1)	1.1	n/m
Net income (loss)	$16.1	$(10.9)	$27.0	n/m

Restaurant Statistics:	Fifteen Month Method	Twelve Month Method
Arby’s same-store sales:	2007	2006	2007	2006
North America Company-owned restaurants	(1.3)%	n/a	(1.5)%	1.1%
North America Franchised restaurants	1.1%	n/a	0.9%	4.5%
North America Systemwide	0.3%	n/a	0.1%	3.4%

Restaurant Margin:	2007	2006
Arby’s	19.7%	20.1%

Restaurant Count:	Company-owned	Franchised	Systemwide
Arby’s
Restaurant count at December 31, 2006	1,061	2,524	3,585
Opened in 2007	51	97	148
Closed in 2007	(15)	(30)	(45)
Net purchased from (sold by) franchisees in 2007	9	(9)	-
Restaurant count at December 30, 2007	1,106	2,582	3,688

Sales

Our net sales, which were generated entirely from our Arby’s Company-owned restaurants, increased $40.1 million, or 3.7% to $1,113.4 million for 2007 from $1,073.3 million for 2006, due to the $56.3 million increase in net sales from the 45 net Company-owned restaurants we added during 2007.  This increase was partially offset by a $16.2 million, or 1.3% decrease in Company-owned same-store sales. Same store sales of our Arby’s Company-owned restaurants decreased principally due to lower sales volume from a decline in customer traffic as a result of (1) increased price discounting by other larger QSRs and (2) price discounting associated with the introduction of a new value program and (3) a major new product launch that drove less traffic than expected.  These negative factors were partially offset by the effect of selective price increases that were implemented in late 2006 and during 2007.  Same-store sales of our Company-owned restaurants declined while same-store sales of our Arby’s franchised restaurants grew 1.1% primarily due to (1) the franchised restaurants implementing certain selective price increases earlier in 2007 than Company-owned restaurants, and (2) the use throughout 2007 by franchised restaurants of incremental marketing and print advertising initiatives which we were already using for the Company-owned restaurants.  These positive impacts on same-store sales of Arby’s franchised restaurants more than offset declines in traffic.

Franchise Revenues

Total franchise revenues, which were generated entirely from the Arby’s franchised restaurants, increased $5.0 million, or 6.1%, to $87.0 million for 2007 from $82.0 million for 2006.  Excluding $2.2 million of rental income from properties leased to franchisees being included in franchise revenues in 2007, Arby’s franchise revenues increased $2.8 million reflecting higher royalties of (1) $2.5 million from the 58 net increase in Arby’s franchised restaurants and (2) $0.7 million from a 1.1% increase in Arby’s same-store sales of the Arby’s franchised restaurants in 2007 as compared with 2006.  These increases in royalties were partially offset by a $0.4 million decrease in Arby’s franchise and related fees.

Asset Management and Related Fees

Our asset management and related fees, which were generated entirely from the management of CDOs and Funds by Deerfield and which ceased with the Deerfield Sale on December 21, 2007, decreased $24.7 million, or 28.1%, to $63.3 million for 2007, through December 21, 2007, from $88.0 million for 2006.  This decrease principally reflects (1) a $16.6 million decrease in incentive fees related to a certain Fund due to a decline in its performance during 2007, (2) a $7.4 million net decrease in incentive fees from one CDO principally due to the decrease in the amount of contingent fees recognized primarily as a result of a call on that CDO in 2006, (3) a $3.6 million decrease in management fees from DFR as a result of the decline in value of DFR stock and stock options granted to us as partial payment of such fees and a decrease in DFR’s net assets on which a portion of our fees are based and (4) a $2.1 million decrease in incentive fees from DFR as a result of DFR not meeting certain performance thresholds during  2007.  These decreases were partially offset by (1) a $4.0 million increase in management fees from existing CDOs and Funds, (2) a $0.7 million net increase in management fees from the net addition of five CDOs and one Fund during 2007 and (3) a $0.3 million increase in structuring and other related fees associated with new CDOs.

Restaurant Margin

Our Arby’s restaurant margin decreased slightly to 19.7% in 2007 from 20.1%, in 2006. We define restaurant margin as sales from Company-owned restaurants less cost of sales, divided by sales.  The decrease was primarily related to (1) price discounting associated with the new value program discussed under “Sales” above, (2) increases in our cost of beef and other menu items, (3) higher utility and fuel costs under new distribution contracts that became effective in the third quarter of 2007 and (4) increased labor costs primarily due to the effect on payroll and related costs from Federal and state minimum wage increases implemented in 2007. These negative factors were significantly offset by the decrease in beverage costs partially due to the full year effect of increased rebates earned from a new beverage supplier we were in the process of converting to during 2006.

Cost of Services

Our cost of services, which resulted entirely from the management of CDOs and Funds by Deerfield, decreased $10.1 million, or  28.6%, to $25.2 million for 2007, through December 21, 2007, from $35.3 million for 2006 principally due to a net decrease of $10.0 million in incentive compensation primarily for existing employees reflecting Deerfield’s weaker performance during 2007.

General and Administrative

Our general and administrative expenses decreased $30.4 million, or 12.9%, principally due to (1) a $17.0 million decrease in corporate general and administrative expenses principally related to (a) the resignation effective in June 2007 of the Former Executives and certain other officers and employees of Triarc who became employees of the Management Company and are no longer employed by us and (b) our sublease to the Management Company of one of the floors of our New York headquarters, both partially offset by the fees for professional and strategic services provided to us under a two-year transition Services Agreement which commenced on June 30, 2007, (2) an $8.1 million decrease in incentive compensation due to weaker performance at our business segments, (3) a $5.9 million decrease in outside consultant fees at our Arby’s restaurant segment partially offset by a $2.1 million increase in salaries, which partially replaced those fees, primarily attributable to the strengthening of the infrastructure of that segment following the acquisition of RTM Restaurant Group (“RTM”) prior to 2006 (the “RTM Acquisition”), (4) a $4.0 million reduction of severance and related charges in connection with the replacement of three senior restaurant executives during 2006 that did not recur in 2007, (5) a $1.8 million decrease in recruiting fees at our Arby’s restaurant segment associated with the strengthening of the infrastructure in 2006 following the RTM Acquisition and (6) a $1.7 million reduction of training and travel costs at our Arby ‘s restaurant segment as part of an expense reduction initiative.  These decreases were partially offset by (1) a $2.6 million severance charge in 2007 for one of our asset management executives and (2) a $2.3 million increase in relocation costs in our Arby’s restaurant segment principally attributable to additional estimated declines in market value and increased carrying costs related to homes we purchased for resale from relocated employees.

Depreciation and Amortization

	2007	2006	Change
	(In Millions)
Arby’s restaurants, primarily properties	$56.9	$50.5	$6.4
Asset management	4.9	5.8	(0.9)
General corporate, primarily properties	4.4	4.3	0.1
	$66.2	$60.6	$5.6

Impairment of Other Long-lived Assets

	2007	2006	Change
	(In Millions)
Asset management	$4.5	$1.6	$2.9
Restaurants, primarily properties at underperforming locations	2.6	4.0	(1.4)
	$7.1	$5.6	$1.5

The impairment of other long-lived assets increased $1.5 million principally reflecting (1) a $2.9 million asset impairment charge related to an internally developed financial model that our asset management segment did not use and that was subsequently sold.  In addition there was as $0.4 million increase in impairment charges related to our TJ Cinnamons brands significantly offset by a $1.8 million decrease in charges related to underperforming Arby’s restaurants.

Facilities Relocation and Corporate Restructuring

	2007	2006	Change
	(In Millions)
General corporate	$84.8	$3.2	$81.6
Restaurants	0.6	0.1	0.5
	$85.4	$3.3	$82.1

    The charge of $85.4 million in 2007 consisted of general corporate charges of $84.8 million and a $0.6 million additional charge for employee relocation costs in connection with combining our then existing restaurant operations with those of RTM following the RTM Acquisition.  The general corporate charges of $84.8 million were principally related to the Corporate Restructuring discussed above under “Introduction and Executive Overview – Other Items” and consist of (1) the payment entitlements under the Contractual Settlements of $72.8 million,  including the additional $1.6 million total payments described below, of which $3.5 million is included in “General and administrative” expenses as incentive compensation, (2) severance for two other former executives of $12.9 million, excluding incentive compensation that is due to them for their 2007 period of employment with the Company, both including applicable employer payroll taxes, (3) severance and consulting fees of $1.8 million with respect to other New York headquarters’ executives and employees and (4) a loss of approximately $0.8 million on properties and other assets at our former New York headquarters, principally reflecting assets for which the fair value was less than the book value, sold during 2007 to the Management Company. Under the terms of the Contractual Settlements, our Chairman, who is also our former Chief Executive Officer, was entitled to a payment consisting of cash and investments which had a fair value of $50.3 million as of July 1, 2007 ($47.4 million upon distribution on December 30, 2007) and our Vice Chairman, who is also our former President and Chief Operating Officer, was entitled to a payment consisting of cash and investments which had a fair value of $25.1 million as of July 1, 2007 ($23.7 million upon distribution on December 30, 2007), both subject to applicable withholding taxes, during the 2007 fourth quarter.  We had funded the severance payment obligations to the Former Executives, net of estimated withholding taxes, by the transfer of cash and investments to rabbi trusts (the “2007 Trusts”), in the second quarter of 2007.  The $4.3 million decline in value of the assets in the 2007 Trusts reduced our general corporate charges since it resulted in a corresponding reduction of the payment obligations under the Contractual Settlements.  Funding the 2007 Trusts net of estimated withholding taxes provided us with additional operating liquidity, but reduced the amounts that otherwise would have been held in the 2007 Trusts for the benefit of the Former Executives.  Accordingly, the former Chief Executive Officer and former President and Chief Operating Officer were paid $1.1 million and $0.5 million, respectively, representing an interest component on the amounts that otherwise would have been included in the 2007 Trusts.  The charges of $3.3 million in 2006 included $3.2 million of general corporate expense principally representing a fee related to our decision in 2006 to terminate the lease of an office facility in Rye Brook, New York rather than continue our efforts to sublease the facility.

Gain on Sale of Consolidated Business

The gain on sale of consolidated business of $40.2 million in 2007 related to the Deerfield Sale discussed above under “Introduction and Executive Overview – Deerfield Sale.”

Interest Expense

Interest expense decreased $52.8 million, or 46.2%, principally reflecting a $54.2 million decrease in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase due to the effective redemption of our investment in the Opportunities Fund as of September 29, 2006, (the “Redemption”).  We no longer consolidate the Opportunities Fund subsequent to the Redemption.  Accordingly, interest expense and related net investment income are no longer affected by the significant leverage associated with the Opportunities Fund.

Loss on Early Extinguishments of Debt

There were no early extinguishments of debt in 2007.  The loss on early extinguishments of debt of $14.1 million in 2006 consisted of (1) $13.1 million which resulted from the conversion or effective conversion of an aggregate $172.9 million principal amount of our 5% convertible notes due 2023, (the “Convertible Notes”), into shares of our class A and class B common stock, (the “Convertible Notes Conversions”), and consisted of $9.0 million of premiums paid in cash and shares of our class B common stock, the write-off of $4.0 million of related previously unamortized deferred financing costs and $0.1 million of fees related to the conversions and (2) a $1.0 million write-off of previously unamortized deferred financing costs in connection with principal repayments of the Arby’s Term Loan from excess cash.

Investment Income, Net

	2007	2006	Change
	(In Millions)
Net gains (a):
Available-for-sale securities and derivative instruments	$24.7	$7.0	$17.7
Cost method investments and limited partnerships	26.7	3.6	23.1
Interest income (b)	9.1	72.5	(63.4)
Other	1.6	1.2	0.4
	$62.1	$84.3	$(22.2)

(a)
Our recognized net gains increased $40.8 million and included (1) a $15.2 million realized gain on the sale in 2007 of two of our available-for-sale securities, (2) $13.9 million of realized gains on the sale in 2007 of two of our cost method investments, (3) $8.4 million of gains realized on the transfer of several cost method investments from two deferred compensation trusts to the Former Executives in connection with the Contractual Settlements during 2007 and (4) $2.7 million  of unrealized gains on derivatives.

(b)
Our interest income decreased $63.4 million due to lower average outstanding balances of our interest-bearing investments principally as a result of the Redemption whereby our net investment income and interest expense are no longer affected by the significant leverage associated with the Opportunities Fund after September 29, 2006.

Other Than Temporary Losses on Investments

	2007	2006	Change
	(In Millions)
Available-for-sale securities, including CDOs	$9.9	$2.0	7.9
Cost method investments	-	2.1	(2.1)
	$9.9	$4.1	$5.8

•	Losses due to the reduction in value of our investments

Based on a review of our unrealized investment losses in 2007 and 2006, we determined that the decreases in the fair value of certain of our investments were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment. Accordingly, we recorded other than temporary losses on investments in 2007 of $9.9 million.  We also recorded other than temporary losses on investments of $4.1 million after a similar evaluation in 2006.

Other Income (Expense), Net

Other income (expense), net, decreased $10.1 million in 2007 as compared to 2006, principally reflecting (1) a $4.0 million decrease in our equity in DFR’s operations for the respective years, (2) a $2.9 million loss in 2007 on DFR common shares distributed from the 2007 Trusts, (3) a $1.7 million gain in 2006 which did not recur in 2007 on the sale of a portion of our investment in Jurlique., (4) a $0.9 million decrease in equity in earnings of Encore Capital Group, Inc., a former investee of ours, (“Encore”), which we no longer accounted for under the Equity Method subsequent to May 10, 2007, the date of the sale of substantially all of our investment and (5) a $0.5 million increase in the loss from a foreign currency derivative related to Jurlique which matured on July 5, 2007.  These decreases were partially offset by a $2.1 million decrease in costs recognized related to strategic business alternatives that were not pursued.

Benefit from (provision for) Income Taxes

Our effective tax rate for 2007 and 2006 was 89% and (86%), respectively.  Our effective rates are impacted by recurring items, such as non-deductible expenses relative to pre-tax income (loss), adjustments related to prior year tax matters, the minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pre-tax income used to calculate the effective tax rates and state income taxes, as well as non-recurring, discrete items.  Discrete items may occur in any given year, but are not consistent from year to year.  Our U.S. Federal effective tax rates in both years were principally affected by the 2007 tax effect of $12.5 million on recognizing a previously unrecognized contingent tax benefit in connection with the settlement of certain obligations to the Former Executives.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests in income of consolidated subsidiaries decreased by $8.8 million principally reflecting a decrease of $9.1 million as a result of lower income of Deerfield through December 21, 2007, the date of the Deerfield Sale, as compared with 2006.

Income (Loss) From Discontinued Operations, Net of Income Taxes

The income from discontinued operations of $1.0 million in 2007 consists of a $1.1 million release of an accrual for state income taxes no longer required after the settlement of a state income tax audit partially offset by an additional $0.1 million loss relating to the finalization of the leasing arrangements of the two closed restaurants mentioned below.  The loss from discontinued operations of $0.1 million in 2006 consists of a $1.3 million loss from operations related to our closing two underperforming restaurants, substantially offset by (1) the release of $0.7 million of reserves for state income taxes no longer required upon the expiration of a state income tax statute of limitations and (2) the release of $0.5 million of certain other accruals as a result of revised estimates to liquidate the remaining liabilities.

Net Income (Loss)

Our net results improved $27.0 million to income of $16.1 million in 2007 from a loss of $10.9 million in 2006.  This increase is a result of the after-tax and applicable minority interest effects of the variances discussed above, including the facilities relocation and corporate restructuring charge as offset by the gain on sale of consolidated business recorded in 2008.

Liquidity and Capital Resources

Sources and Uses of Cash for 2008

Cash and cash equivalents (“Cash”) totaled $90.1 million at December 28, 2008 compared to $78.1 million at December 30, 2007.  For the year ended December 28, 2008, net cash provided by operating activities totaled $72.9 million, primarily from the following significant items:

•	Our net loss of $479.7 million;
•	Arby’s Company-owned restaurants non-cash goodwill impairment of $460.1 million;
•
Net non-cash operating investment adjustments of $105.4 million principally reflecting our other than temporary losses on investments in our common stock of DFR and an allowance for doubtful accounts for our DFR Notes investment.  To a lesser extent, there were also other than temporary losses on investments related to our investments in Jurlique, certain available-for-sale equity securities and other cost investments;

•	Depreciation and amortization of $88.3 million;
•	Impairment of other long-lived assets charges of $19.2 million;
•	The write off of deferred costs related to a financing alternative that is no longer being pursued and amortization of deferred financing costs which totaled $8.9 million;
•	Our deferred income tax benefit of $105.3 million;
•	The recognition of deferred vendor incentives, net of amount received, of $6.5 million and
•
A decrease in operating assets and liabilities of $26.9 million principally reflecting a $31.4 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to (1) the payment of 2007 accrued bonuses in 2008, (2) significantly reduced bonus accruals in 2008 due to weaker performance and (3) severance paid in connection with the Corporate Restructuring.

We expect positive cash flows from continuing operating activities during 2009.

Additionally, for the year ended December 28, 2008, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $37.8 million from long-term debt, including $20.0 million from refinancing one of our corporate aircraft discussed further below;
•	Net proceeds of $51.1 million from investments included in investing activities;
•	Cash of $199.8 million acquired as part of the Wendy’s Merger;
•	Repayments of long-term debt of $177.9 million which includes $143.2 million of voluntary net principal repayments of our Arby’s Term Loan discussed further below;
•	Cash capital expenditures totaling $107.0 million, including the construction of new restaurants which amounted to approximately $43.7 million and the remodeling of existing restaurants;
•	Payment of cash dividends totaling $30.5 million discussed further below;
•	Capitalized transaction costs related to the Wendy’s Merger of $18.4 million and
•	Cash paid for business acquisitions, other than Wendy’s, totaling $9.6 million, including $7.9 million for the California Restaurant Acquisition.

The net cash receipts from cash flows (excluding the effect of foreign currency exchange rate adjustments and discontinued operations) was approximately $18.0 million.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was a deficiency of $121.7 million at December 28, 2008, reflecting a current ratio, which equals current assets divided by current liabilities, of 0.8:1.  The working capital deficit at December 28, 2008 increased $84.8 million from a deficit of $36.9 million at December 30, 2007, primarily due to (1) an increase of $100.0 million from the additional Wendy’s working capital deficit and (2) a decrease from net cash receipts of approximately $18.0 million as discussed above.

Our total capitalization at December 28, 2008 was $3,497.6 million, consisting of stockholders’ equity of $2,386.0 million and long-term debt of $1,111.6 million, including current portion.  Our total capitalization at December 28, 2008 increased $2,309.4 million from $1,188.2 million at December 30, 2007 principally reflecting:

•
The Wendy’s Merger, which increased our total capitalization by $2,991.8 million, consisting of additional stockholder’s equity of $2,494.7 million and long-term debt of $497.1 million, including current portion;

•	Cash dividends paid of $30.5 million and the non-cash stock dividend of the DFR common shares with a carrying value of $14.5 million discussed below;
•	Net loss of $479.7 million, which includes the effect of the goodwill impairment, and losses on investments;
•	The components of “Accumulated other comprehensive loss,” that are not included in the calculation of net loss, of $41.2 million principally reflecting the currency translation adjustment; and
•	The $124.9 million net decrease in long-term debt principally due to the $143.2 voluntary net principal prepayments on the Arby’s Term Loan discussed below.

Long-term Debt

We have the following obligations outstanding as of December 28, 2008:

	Outstanding balance at December 28, 2008	2009 Principal Payments
	(in millions)

Senior secured term loan (1)	$385.0	$5.1
6.20% Senior Notes (2)	199.1	-
6.25% Senior Notes (3)	188.9	-
Sale-leaseback obligations, excluding interest	123.8	3.6
Capitalized lease obligations, excluding interest (4)	106.8	19.4
7% Debentures (5)	79.0	-
Secured bank term loan (6)	19.8	0.9
California Restaurant Acquisition notes payable (7)	5.3	1.2
Convertible notes (8)	2.1	-
Other	1.8	0.2
	$1,111.6	$30.4
    ________________________

(1)
As of December 28, 2008, the Arby’s Credit Agreement included a senior secured Arby’s Term Loan which is due in July 2012 and a senior secured revolving credit facility (“the Arby’s Revolver”) of $100.0 million, which expires in July 2011.  During 2008, we borrowed a total of $40.0 million under the Arby’s Revolver; however, no amounts were outstanding at the end of 2008.  The availability under the Arby’s Revolver as of December 28, 2008 was $92.2 million, which is net of $7.8 million for outstanding letters of credit.  During 2008, we made $143.2 million of voluntary net principal prepayments on the Arby’s Term Loan to assure compliance with the maximum lease adjusted leverage ratio in the Arby's Credit Agreement.  The Arby’s Term Loan also required prepayments of principal amounts resulting from certain events and, on an annual basis, from excess cash flow of the Arby’s restaurant business as determined under the Arby’s Credit Agreement (the “Excess Cash Flow Payment”). The Excess Cash Flow Payment for fiscal 2007 of $10.4 million was paid in the second quarter of 2008.  There will be no Excess Cash Flow Payment necessary for fiscal 2008.  Additionally in 2008, the Company reacquired outstanding Arby’s Term Loans with an outstanding principal amount of $10.9 million for $7.2 million, which resulted in a gain on early extinguishment of debt of approximately $3.7 million.

The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and Wendy’s and certain of its affiliates in addition to ARG and certain of its affiliates became parties (see “Item 1A. Risk Factors—Risks Related to Wendy’s and Arby’s Businesses – Wendy’s and its subsidiaries, and ARG and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement”). Wendy’s, Arby’s and certain other subsidiaries are the co-borrowers (the “Co-Borrowers”) under the amended and restated Credit Agreement.  Under the amended and restated Credit Agreement substantially all of the assets of the Co-Borrowers (other than real property, except for mortgages on certain Wendy’s real properties), the stock of Wendy’s and ARG and their domestic subsidiaries and 65% of the stock of their foreign subsidiaries (all subject to certain exclusions) are pledged as collateral security, and the Co-Borrowers’ obligations are also guaranteed by substantially all of the domestic entities comprising the Wendy’s and Arby’s restaurant segments (subject to certain limitations).  The amended and restated Credit Agreement also contains covenants that, among other things, require Wendy’s and ARG and their subsidiaries to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.

The amended and restated Credit Agreement includes a senior secured term loan facility (the “Amended Arby’s Term Loan”), which had $384.0 outstanding as of March 11, 2009, and a senior secured revolving credit facility of $100.0.   The Amended Arby’s Term Loan is due not later than July 2012 and the revolving credit facility expires in July 2011.  The revolving credit facility includes a subfacility for the issuance of letters of credit up to $50.0 million.  As of March 11, 2009, $26.2 of loans were outstanding and letters of credit in the aggregate amount of $35.1 were issued under the amended and restated Credit Agreement. The Amended Arby’s Term Loan and amounts borrowed under the revolving credit facility bear interest at the borrowers’ option at either (1) LIBOR of not less than 2.75% plus 4.0% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus 3.0%.  The borrowers are also charged a facility fee based on the unused portion of the total credit facility of 0.5% per annum.

(2)
Unsecured debt assumed as part of the Wendy’s Merger and is due June 2014 and redeemable prior to maturity at our option.  The Wendy’s 6.20% senior notes were adjusted to fair value at the date of and in connection with the Wendy’s Merger based on an outstanding principal of $224.6 million and an effective interest rate of 7.0%.

(3)
Unsecured debt assumed as part of the Wendy’s Merger and is due November 2011 and is redeemable prior to maturity at our option.  The Wendy’s 6.25% senior notes were adjusted to fair value at the date of and in connection with the Wendy’s Merger based on an outstanding principal of $199.7 million and an effective interest rate of 6.6%.

(4)
The capitalized lease obligations, which extend through 2036, include $30.1 million of capital lease obligations assumed as part of the Wendy’s Merger.  The Wendy’s capital lease obligations were adjusted to fair value at the date of and in connection with the Wendy’s Merger.

(5)
Unsecured debt assumed as part of the Wendy’s Merger and is due in 2025.  The Wendy’s 7% debentures are unsecured and were adjusted to fair value at the date of and in connection with the Wendy’s Merger based on an outstanding principal of $97.1 million and an effective interest rate of 8.6%.

(6)
During 2008 we entered into a new $20.0 million financing facility for one of our existing Company aircraft (the “Bank Term Loan”).  The facility requires monthly payments, including interest, of approximately $0.2 million through August 2013 with a final balloon payment of approximately $15.2 million due in September 2013.

(7)	This obligation represents notes payable assumed as part of the California Restaurant Acquisition which are due through 2014.

(8)
We have $2.1 million of convertible notes outstanding as of December 28, 2008 which do not have any scheduled principal repayments prior to 2023 and are convertible into 160,000 shares of our class A common stock as adjusted due to the dividend of DFR common stock distributed to our stockholders in April 2008.  The convertible notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the convertible notes plus accrued interest.

Other Revolving Credit Facilities

On January 14, 2009, Wendy’s executed a new $200.0 million revolving credit facility (the “Wendy’s Revolver”), borrowings under which were secured by substantially all of Wendy’s current assets, intangibles, stock of Wendy’s subsidiaries and a portion of their real and personal property.  The Wendy’s Revolver was terminated effective March 11, 2009, in connection with the execution of the amended and restated Credit Agreement described above.

 AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, has a $3.5 million line of credit.  The availability under the AFA line of credit as of December 28, 2008 was $3.0 million.

WNAP is an advertising fund established to collect and administer funds for use in advertising and promotional programs for Wendy’s company-owned and franchised stores.  The fund has a fully available $25.0 million line of credit at December 28, 2008.   Wendy’s is not the guarantor of the debt.  The line of credit was established to fund these advertising operations.

One of Wendy’s Canadian subsidiaries has a fully available revolving credit facility of Canadian $6.0 million as of December 28, 2008.

Credit Ratings

The Company’s corporate family and its senior debt are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s).

On March 2, 2009, S&P lowered its rating on the prior Arby’s Credit Agreement to B and its corporate family rating on Arby’s to B-.  At the same time, S&P placed the rating on CreditWatch – Developing.  S&P is in the process of reviewing the amended and restated Credit Agreement.  New corporate family and senior secured ratings are expected following the completion of the review.

On March 3, 2009, Moody’s affirmed (i) a B1 rating for the prior Arby’s Credit Agreement, (ii) a B2 corporate family rating for Arby’s and (iii) a negative outlook for Arby’s.  Moody’s is in the process of reviewing the amended and restated Credit Agreement.  New corporate family and senior secured ratings are expected following the completion of the review.

The Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures are rated as B+ by S&P and B2 by Moody’s.

There are many factors that could lead to future upgrades or downgrades of our credit ratings.   If our credit ratings are upgraded or downgraded, it could lead to, among other things, changes in borrowing costs and of access to capital markets on acceptable terms.

A rating is not a recommendation to buy, sell or hold any security, and may be subject to revision or withdrawal at any time by the rating agency.  Each rating should be evaluated independently of any other rating.

Treasury Stock Purchases

Our management was authorized, to the extent market conditions warranted and as legally permissible, to repurchase through December 28, 2008 up to a total of $50.0 million of our class A common stock.  Under this program, we did not make any treasury stock purchases during 2008, and we have not renewed this program for 2009.

Purchase of Indebtedness

Subject to market conditions, our capital needs and other factors, we may from time to time repurchase our indebtedness and/or the indebtedness of our subsidiaries, including indebtedness outstanding under the ARG Credit Agreement, in open market or privately negotiated transactions.  During 2008, we repurchased $10.9 million principal amount of our subsidiaries’ indebtedness, as discussed above under “Long-term Debt.”

Sources and Uses of Cash for 2009

Our anticipated consolidated cash requirements for continuing operations for 2009, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $140.0 million as discussed below in “Capital Expenditures”;
•	Quarterly cash dividends aggregating up to approximately $28.0 million as discussed below in “Dividends”;
•	Scheduled debt principal repayments aggregating $30.4 million;
•	Severance payments of approximately $11.2 million related to our previously announced Wendy’s merger integration programs and our facilities relocation and corporate restructuring accruals; and
•	Restricted cash of $47.0 million released from the Equities Account to Wendy’s/Arby’s in 2008; and
•	The costs of any potential business acquisitions.

We expect to meet these requirements from operating cash flows.  In the event operating cash flows are not sufficient, the availability under the amended and restated Credit Agreement is anticipated to provide sufficient liquidity to meet cash flow requirements.

In addition, the $47.0 million released from the Equities Account to Wendy’s/Arby’s in 2008 is required to be returned to the Equities Account in January 2010.

The availability under the amended and restated Credit Agreement is anticipated to provide sufficient liquidity, if needed, to meet operating cash requirements.

Debt Covenants

The amended and restated Credit Agreement also contains financial covenants that, among other things, require Wendy’s and ARG and their subsidiaries to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.  As of December 28, 2008, under the terms of the prior Arby’s Credit Agreement, there was no availability for the payment of dividends to Wendy's/Arby's.  We were in compliance with all applicable covenants as of December 28, 2008 and project that we will be in compliance with our covenants throughout 2009.  Under the amended and restated Credit Agreement we have $15.0 million immediately available for the payment of dividends to Wendy's/Arby's, subject to adjustments beginning in the 2009 second quarter.

Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures contain covenants that specify limits on the incurrence of indebtedness.  We were in compliance with these covenants as of December 28, 2008 and project that we will be in compliance with our covenants throughout 2009.

A significant number of the underlying leases in the Arby’s restaurants segment for the Sale-Leaseback Obligations and the Capitalized Lease Obligations, as well as operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases has not been prepared or reported.  The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of December 28, 2008, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 28, 2008:

	Fiscal Years
	2009	2010-2011	2012-2013	After 2013	Total
	(in millions)
Long-term debt (a)	$7.4	$390.8	$201.8	$281.0	$881.0
Sale-leaseback obligations (b)	3.6	7.6	12.8	99.8	123.8
Capitalized lease obligations (b)	19.4	17.1	7.8	62.5	106.8
Operating leases (c)	148.7	264.0	226.0	1,199.3	1,838.0
Purchase obligations (d)	338.2	86.6	72.5	98.1	595.4
Severance obligations (e)	11.2	2.7	0.1	-	14.0
Total (f)	$528.5	$768.8	$521.0	$1,740.7	$3,559.0

(a)	Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table, and interest.

(b)	Excludes interest; also excludes related sublease rental receipts of $9.8 million on sale-leaseback obligations and $5.1 million on capitalized lease obligations.

(c)	Represents the present value of minimum lease cash payments. Excludes related sublease rental receipts of $136.6 million.

(d)
Includes (1) $266.3 million remaining obligation for beverage purchase commitments with Coca-Cola, Inc. for Wendy’s restaurants and PepsiCo, Inc. for Arby’s restaurants (2) $139.1 million for food purchase commitments, (3) $134.1 million for advertising commitments, (4) $18.6 million for capital expenditures and (5) $37.3 million of other purchase obligations.

(e)	Represents severance for Wendy’s and Wendy's/Arby’s personnel in connection with the Wendy’s Merger and New York headquarters’ employees.

(f)
Excludes Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), obligations of $30.3 million.  We are unable to predict when, and if, payment of any of this accrual will be required.

Guarantees and Other Contingencies

As of December 28, 2008
(in millions)
Guaranteed debt of a subsidiary (1)	$138.0
Lease guarantees and contingent rent on leases(2)	161.9
Loan guarantees (3)	19.1
Letters of credit (4)	26.4
____________________

(1)
Our wholly-owned subsidiary, National Propane Corporation (“National Propane”), retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., (“AmeriGas Eagle”).  National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of its debt of AmeriGas Eagle, aggregating approximately $138.0 million as of December 28, 2008, if Amerigas is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle.  National Propane’s principal asset is an intercompany note receivable from Wendy’s/Arby’s in the amount of $50.0 million as of December 28, 2008.  We believe it is unlikely that we will be called upon to make any payments under this indemnity.  Prior to 2006, AmeriGas Propane, L.P., (“AmeriGas Propane”), purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest.  Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest.  However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $34.7 million as of December 28, 2008, associated with our sale of the propane business if National Propane required the repurchase.  As of December 28, 2008, we have net operating loss tax carryforwards sufficient to substantially offset these deferred taxes.

(2)
As of December 28, 2008, RTM, a subsidiary of Wendy’s/Arby’s, guarantees the lease obligations of 10 restaurants operated by former affiliates of RTM (the “Affiliate Lease Guarantees”).  The RTM selling stockholders have indemnified us with respect to the Affiliate Lease Guarantees.  In addition, RTM remains contingently liable for 15 leases for restaurants sold by RTM prior to our acquisition of RTM in 2005 (the “RTM Acquisition”) if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”).  These Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods could aggregate a maximum of approximately $16.4 million as of December 28, 2008, assuming all scheduled lease payments have been made by the respective tenants through December 28, 2008.  In addition, Wendy’s has guaranteed certain leases primarily related to restaurant locations operated by its franchisees.  These leases, which extend through 2022, including all existing extension or renewal option periods, could aggregate a maximum $38.0 million, assuming all scheduled lease payments have been made by respective tenants through December 28, 2008.  Wendy’s is also contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities arising under the leases of $107.5 million. These leases expire on various dates, which extend through 2022, including all existing extension or renewal option periods.

(3)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees under debt arrangements for new store development and equipment financing.  Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement.  Wendy’s potential recourse for the aggregate amount of these loans amounted to $19.1 million as of December 28, 2008.

(4)
Wendy’s and Arby’s have outstanding letters of credit of $18.6 million and $7.8 million, respectively, with various parties; however, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Capital Expenditures

In 2008, cash capital expenditures amounted to $107.0 million and non-cash capital expenditures consisting of capitalized leases and certain sale-leaseback obligations, (“Non-Cash Capital Expenditures”), amounted to $8.4 million.  In 2009, we expect that all capital expenditures will be paid in cash and will amount to approximately $140.0 million, principally relating to (1) the opening of an estimated 5 new Arby’s Company-owned and 10 new Wendy’s Company-owned restaurants, (2) remodeling some of our Arby’s and Wendy’s existing Company-owned restaurants and (3) ongoing maintenance capital expenditures for our Company-owned restaurants.  We have $18.6 million of outstanding commitments for capital expenditures as of December 28, 2008, of which we expect $12.8 million to be paid in 2009.

Dividends

During 2008, we paid cash dividends of $0.26 per share on our Class A common stock, aggregating $30.5 million, including our fourth quarter 2008 payment of $7.0 million.  We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  During the 2009 first quarter, we declared dividends of $0.015 per share to be paid on March 30, 2009 to shareholders of record as of March 20, 2009.  If we pay regular quarterly cash dividends for the remainder of 2009 at the same rate as declared in our 2009 first quarter, our total cash requirement for dividends for all of 2009 would be approximately $28.0 million based on the number of shares of our Class A common stock outstanding at February 27, 2009.

Income Taxes

The Wendy’s Merger qualified as a reorganization under Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended (the “Code”).   Based on the merger exchange ratio, the former shareholders of Wendy’s own approximately 80% of the total stock of Wendy’s/Arby’s outstanding immediately after the Wendy’s Merger.  Therefore, the Wendy’s Merger was treated as a reverse acquisition for U.S. Federal income tax purposes. As a result of the reverse acquisition, Wendy’s/Arby’s and its subsidiaries became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent.  In addition, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.  Also as a result of the Wendy’s Merger, there was an ownership change at Wendy’s/Arby’s as defined in  Section 382 of the Code which places a limit, as defined in the Code, on the amount of a Company’s net operating losses that can be deducted for tax purposes once there has been an ownership change.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of our U.S. Federal income tax return for the tax period ended December 28, 2008 as part of the Compliance Assurance Program (“CAP”).  Our December 28, 2008 U.S. Federal income tax return includes Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008. Prior to the Wendy’s Merger, Wendy’s participated in the CAP since the beginning of the 2006 tax year.  CAP is a voluntary, real-time audit arrangement whereby taxpayers and the IRS address issues throughout the year as they emerge.   The Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ending January 1, 2006 to September 29, 2008 are not currently under examination by the IRS.  However, some of our state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination.   Certain of these states have issued notices of proposed tax assessments aggregating $11.3 million.  We dispute these notices and believe ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

Universal Shelf Registration Statement

In December 2008, the Company filed a universal shelf registration statement with the Securities and Exchange Commission in connection with the possible future offer and sale, from time to time, an indeterminate amount of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities.  This registration statement became effective automatically upon filing.  Unless otherwise described in the applicable prospectus supplement relating to any offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt.  We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and have commenced additional testing as suggested by the FDEP and pursuant to the work plan submitted.  Once testing is completed Adams will provide an amended response to FDEP.  Nonetheless, based on amounts spent prior to 2007 of approximately $1.7 million for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, the Company and Trian Partners, in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 19, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933 (the “Form S-4”). The proposed amended complaint sought certification of the proceeding as a class action; preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

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

On January 30, 2009, the parties entered into a Class and Derivative Action Stipulation of Settlement.  The settlement is subject to approval by the Common Pleas Court of Franklin County, Ohio.  On January 30, 2009, the plaintiffs submitted an application for an order preliminarily approving the settlement, certifying a class for settlement purposes only, providing for notice to the class and setting a final settlement hearing.  The court has not yet ruled on that application.  Although we expect the court to approve the settlement, there can be no assurance that the court will do so.  If the court withholds approval, the proposed settlement may be terminated.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs or for future periods.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6.9 million as of December 28, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Application of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among other things, goodwill impairment, impairment of long-lived assets, other than temporary losses on investments, losses due to investment collectability, valuations of some of our investments, uncertainties for tax, legal and environmental matters, and accounting for leases.  We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Goodwill impairment:

Following the Wendy’s Merger, the Company operates in two business segments consisting of two restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. Each segment includes Company-owned restaurants and franchise reporting units which are considered to be separate reporting units for purposes of measuring goodwill impairment under SFAS 142.  As of December 28, 2008, Wendy’s goodwill of $836.2 million relates entirely to the Wendy’s franchise reporting unit.  Also, Arby’s goodwill of $17.6 million relates entirely to the Arby’s franchise operations.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of each reporting unit, using discounted cash flows or market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist. If we determine that an impairment may exist, we then measure the amount of the impairment loss as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  The recoverability of the goodwill for the reporting periods was determined by management, with the assistance of an independent third-party valuation firm, and based on estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit.  Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional goodwill impairment charges in future years.  Further, the fair value of the reporting unit can be determined under several different methods, of which discounted cash flows is one alternative.  Had we utilized an alternative method, the amount of any potential goodwill impairment charge might have differed significantly from the amounts as determined.

During the second and third quarters of 2008, we performed interim goodwill impairment tests at our Arby’s company-owned restaurant and franchise operations reporting units due to the general economic downturn, a decrease in market valuations, and decreases in Arby’s same store sales.  The results of these interim tests indicated that the fair values of each of these Arby’s reporting units exceeded their carrying values.

During the fourth quarter of 2008, we performed our annual goodwill impairment test.  As a result of the acceleration of the general economic and market downturn as well as continued decreases in Arby’s same store sales, we concluded that the carrying amount of the Arby’s Company-owned restaurant reporting unit exceeded its fair value.  Accordingly, we completed “step two” of our impairment testing as prescribed in SFAS 142 and recorded an impairment charge of $460.1 million (with a $68.3 million tax benefit related to the portion of tax deductible goodwill) representing all of the goodwill recorded for the Arby’s Company-owned restaurant reporting unit.  We also concluded at that time that there was no impairment of goodwill for the Arby’s franchise reporting unit or any of the Wendy’s reporting units.

The fair value of the Wendy’s franchise reporting unit approximated its carrying value at September 29, 2008.  Should current economic trends deteriorate or should we experience adverse changes in the Wendy’s business, we could be required to record impairment charges related to Wendy’s goodwill.

The fair values of the reporting units were determined by management with the assistance of an independent third-party valuation firm.

•	Provisions for impairment of long-lived assets:

Long-lived assets include our Wendy’s and Arby’s Company-owned restaurants assets and their intangible assets, which include trademarks, franchise agreements, favorable leases and reacquired rights under franchise agreements.

As of December 28, 2008, the net carrying value of Wendy’s restaurant segment long-lived assets and intangible assets were $1,259.2 million and $1,365.2 million, respectively and Arby’s restaurant segment long-lived assets and intangible assets were $495.8 million and $46.2 million, respectively.

We review long-lived tangible and amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If that review indicates such assets may not be recoverable based upon forecasted undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset.  The fair value is generally estimated to be the present value of the associated cash flows.  Non-amortizing intangible assets are tested for impairment annually by comparing their carrying value to fair value; any excess of carrying value over fair value would represent impairment and a corresponding charge would be recorded.  Our critical estimates in this review process include the anticipated future cash flows of each of Arby’s and Wendy’s Company-owned restaurants used in assessing the recoverability of their respective long-lived assets.

Arby’s restaurants impairment losses reflect impairment charges resulting from the deterioration in operating performance of certain Company-owned restaurants in 2008, 2007, and 2006.  In addition, we recognized impairment losses for the TJ Cinnamons brand (“TJ Cinnamons”) and asset management contracts in 2008, 2007 and 2006. The fair values of the impaired assets were estimated to be the present value of the anticipated cash flows associated with each affected Arby’s Company-owned restaurant, the TJ Cinnamons trademark and the asset management contracts.  Those estimates are or were subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.  Further, the fair value of the long-lived assets can be determined under several different methods, of which discounted cash flows is one alternative.  Had we utilized an alternative method, the amounts of the respective impairment charges might have differed significantly from the charges reported.

We are in the process of disposing of one of our Company-owned aircraft.  As a result, we have recorded a general corporate impairment charge to reflect its fair value as a result of an appraisal related to the potential sale.

Our Company-owned restaurants, corporate assets, and other long-lived assets could require testing for impairment should future events or changes in circumstances indicate that they may not be recoverable.  We no longer have any asset management contracts as a result of the Deerfield sale.

•	Unrealized losses on certain investments deemed to be other than temporary:

We account for other than temporary losses under the guidance set forth in SFAS No. 115 and other authoritative guidance, which specify that investments with unrealized losses should be evaluated for holding losses that are a result of declines in value, due to market fluctuations or the investee’s business environment and are considered not to be recoverable. If we determine that the holding losses are not recoverable during the anticipated investment holding period, then the losses are other than temporary.

We performed a review of our unrealized investment losses in 2008, 2007 and 2006 considering the severity and duration of the decline in value and the expected holding period of the investments.  Based on this review, we determined that the decreases in 2008 related to the fair value of our investment in the DFR common stock, certain investments held in the Equities Account and certain cost method investments were other than temporary due to their severity, duration and our determination that we are unable to determine whether the value of the investments will be recovered.  Therefore, we have permanently reduced the cost basis component of those investments by $112.7 million as of December 28, 2008 (which includes $68.1 million related to the DFR common stock that was distributed to shareholders in April 2008 and $21.2 million related to the DFR Notes discussed below).  Based on our review in 2007 and 2006, we also determined that decreases in 2007 and 2006 related to certain investments held in the Equities account and certain cost investments were other than temporary due to their severity, duration and our determination that we were unable to determine whether the value of the investments would be recovered.  Therefore, we permanently reduced the cost basis component of those investments in 2007 and 2006 by $9.9 million and $4.1 million, respectively.  Recoveries in the value of investments, if any, will not be recognized in income until the investments are sold.

Any other than temporary losses on our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods. As of December 28, 2008, we have aggregate unrealized holding gains and losses on our available-for-sale marketable securities of $0.4 million and ($0.2) million, respectively.  The Equities Account, including restricted cash equivalents and equity derivatives, had a fair value of $37.7 million as of December 28, 2008.  As of February 27, 2009, there has been a decrease of approximately $3.6 million in the fair value of the available for sale securities held in the Equities Account as compared to their value on December 28, 2008.  Should any of those investments losses in the Equities Account not recover or any of our investments accounted for under the cost method, totaling approximately $12.8 million at December 28, 2008, experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses.

•	Losses due to investment collectability

DFR Notes:

The repayment of the $48.0 million principal amount of DFR Notes due in 2012 received in connection with the Deerfield Sale and the payment of related interest are dependent on the cash flow of DFR, including Deerfield.  DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt and its activities also include the asset management business of Deerfield. Among the factors that may affect DFR’s ability to continue to pay the DFR Notes and related interest is the current dislocation in the sub-prime mortgage sector and the continuing weakness in the broader credit market, both of which could continue to adversely affect DFR and one or more of its lenders, which could result in increases in its borrowing costs, reductions in its liquidity and reductions in the value of its investments in its portfolio, all of these factors could reduce cash flows and may result in an additional provision for uncollectible notes receivable.  We have received all four cash quarterly interest payments on the DFR Notes to date on a timely basis as well as dividends on the cumulative preferred stock which was previously held. Due to significant financial weakness in the credit markets, current publicly available information of DFR, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, we recorded an allowance for doubtful collectability of $21.2 million on the DFR Notes which is included in the $112.7 million other than temporary losses on investments disclosed above.

    •      Valuations of some of our investments:

Our investments as of December 28, 2008 include available-for-sale investments, investment derivatives, other investments accounted for under the cost method and various investment instruments in liability positions.  The available-for-sale securities, investment derivatives, and various investments in liability positions include those managed under the Equities Account.  We determine the fair value of our available-for-sale securities and investment derivatives principally using quoted market prices, broker/dealer prices or statements of account received from investment managers, which were principally based on quoted market or broker/dealer prices.  Our other investments accounted for under the cost method are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or broker/dealer prices.  To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we rely on unobservable inputs (that are not corroborated by observable market data) that reflect assumptions market participants would use in pricing the investment.  These inputs are subjective and thus subject to estimates which could change significantly from period to period.  Those changes in estimates in these cost investments would be recognized only to the extent of losses which are deemed to be other than temporary.  We believe that the total carrying value of the cost investments not valued based on quoted market or broker/dealer prices of approximately $12.0 million as of December 28, 2008 represented their fair value.  We also have $0.8 million of non-marketable cost investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable, but we currently believe the carrying amount is recoverable.

•	Federal and state income tax contingencies:

We recognize the income tax benefits and estimated accruals for the resolution of income tax matters which are subject to future examinations of our U.S. Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations” in our Consolidated Balance Sheets:

Effective January 1, 2007, we adopted FIN 48.  As a result, we now measure income tax uncertainties in accordance with a two-step process of evaluating a tax position.  We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement.  With the adoption of FIN 48, at January 1, 2007 we recognized an increase in our reserves for uncertain income tax positions of $4.8 million, an increase in our liability for interest of $0.5 million and an increase in our liability for penalties of $0.2 million related to uncertain income tax positions.  These increases were partially offset by an increase in a deferred income tax benefit of $3.2 million.  There was also a reduction in the tax related liabilities of discontinued operations of $0.1 million.  The net effect of all these adjustments was a decrease in retained earnings of $2.2 million.  We have unrecognized tax benefits of $30.3 million and $12.3 million, which if resolved favorably would reduce the Company’s tax expense by $22.2 million and $9.5 million, at December 28, 2008 and December 30, 2007, respectively.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses”.  At December 28, 2008 and December 30, 2007 we had $6.2 million and $3.4 million accrued for the payment of interest and $1.9 million and $0.2 million accrued for penalties, both respectively.

As discussed above in “Liquidity and Capital Resources,” our U.S. Federal income tax return for the tax period ended December 28, 2008 is under examination as part of the CAP program.  Our U.S. Federal income tax returns for January 1, 2006 to and including September 29, 2008 are not currently under examination while certain of our state income tax returns and certain of Wendy’s state income tax returns for periods prior to the merger are under examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.  To the extent uncertain tax positions pertaining to the former beverage businesses that we sold in October 2000 are determined to be less than or in excess of the amounts included in “Current liabilities relating to discontinued operations,” any such material difference will be recorded at that time as a component of gain or loss on disposal of discontinued operations.

•	Legal and environmental reserves:

We have reserves which total $6.9 million at December 28, 2008 for the resolution of all of our legal and environmental matters.

Should the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differ from the reserves we have accrued, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes.

•	Accounting for leases:

We operate restaurants that are located on sites owned by us and sites leased by us from third parties.   At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of SFAS No. 13, Accounting for Leases, and other related authoritative guidance under GAAP. When determining the lease term we include option periods for which failure to renew the lease imposes an economic detriment.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated from the date we obtain possession of the leased premises through the expected lease termination date at lease inception. We expense rent from possession date to the restaurant opening date, in accordance with FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”).

There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent payments are typically due under the terms of the lease, however, expense is recorded for that period consistent with the Straight-Line Rent policy.

For leases that contain rent escalations, we record the rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid as a deferred lease liability included in “Other liabilities.”  Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent rent is expensed each period as the liability is incurred, in addition to the Straight-Line Rent.

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, when we purchase restaurants (see Note 3) and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  Upon early termination of a lease, the favorable or unfavorable lease balance associated with the lease is recognized as a loss or gain, respectively, in our results of operations.

Management, with the assistance of a valuation firm,  makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to property values, property lives, discount rates, and probable term, all of which can impact (i) the classification and accounting for a lease as capital or operating, (ii) the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent and (iii) the term over which leasehold improvements for each restaurant are amortized. These estimates and assumptions may produce materially different amounts of depreciation and amortization, interest and rent expense that would be reported if different assumed lease terms were used.

Inflation and Changing Prices

We believe that inflation did not have a significant effect on our consolidated results of operations during the reporting periods since inflation rates generally remained at relatively low levels.

Seasonality

Our restaurant operations are moderately impacted by seasonality.  Wendy’s restaurant revenues are normally higher during the summer months than during the winter months, and Arby’s restaurant revenues are somewhat lower in our first quarter.  Because our businesses are moderately seasonal, results for any future quarter will not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs, (3) changes in acquisition related deferred tax balances after the completion of the purchase price allocation be recognized in the statement of operations as opposed to through goodwill and (4) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of stockholders’ equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, upon adoption, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning in our 2009 fiscal year and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of our minority interests from a liability to a component of stockholders’ equity in our consolidated financial statements beginning in our 2009 fiscal year.  The effect of this reclassification will not be material to our consolidated balance sheet.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions starting with our 2009 fiscal year.  The impact will depend upon the nature and terms of such future acquisitions, if any.  These statements will not have an effect on our accounting for the Wendy’s Merger except for any potential adjustments to deferred taxes included in the allocation of the purchase price after such allocation has been finalized.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. We do not expect SFAS 161 to have a material effect on disclosures in our consolidated financial statements.

Outlook for 2009

Sales

Our net sales will increase significantly for 2009 compared to 2008 as a result of the Wendy’s Merger; however, we expect same store sales growth to be negatively impacted by current economic factors.  In 2009, the Arby’s marketing strategy will emphasize Arby’s sliced roasted meat products, including the launch of the Roastburger; however, given the recent declining economic trends, we cannot determine what impact these marketing initiatives will have on Arby’s sales.  Wendy’s same-store sales for 2009 are expected to be favorably impacted by continued operational improvement, premium product introductions and a comprehensive menu pricing strategy.  Offsetting factors include an uncertain economic environment, a more aggressive marketing focus on value menu offerings and a reduction in the number of stores serving breakfast while refining this daypart strategy.  We presently plan to open approximately 5 new Arby’s Company-owned and 10 new Wendy’s Company-owned restaurants during 2009 and close 11 Arby’s Company-owned and 8 Wendy’s Company-owned restaurants.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 56 Arby’s and 58 Wendy’s restaurant leases that are scheduled for renewal or expiration during 2009.  We currently anticipate the renewal or extension of 45 Arby’s leases and 50 Wendy’s leases.

Franchise Revenues

Our franchise revenues will increase significantly for 2009 as a result of the Wendy’s Merger.  Franchise revenues will also be favorably impacted by net new restaurant openings by both Arby’s and Wendy’s franchisee locations.  Despite an overall increase in franchise revenues, the same-store sales trends for franchised restaurants at Arby’s and Wendy’s will continue to be generally impacted by the various factors described above under “Sales.”

Restaurant Margin

We expect that our restaurant margins for 2009 will increase primarily as a result of the impacts of menu price increases, higher margins on new premium menu items and tighter controls on fixed and semi-variable costs, which are expected to more than offset the negative impact of more aggressive value menu pricing in our Wendy’s business and higher labor costs in 2009.

General and Administrative

We expect that our general and administrative expense for 2009 will increase significantly compared to 2008 as a result of the Wendy’s Merger, including integration costs.  This increase will be partially offset by the benefit from the merger related savings including the combined support center functions for Wendy’s and Arby’s in Atlanta, Georgia.

Depreciation and Amortization

We expect that our depreciation and amortization expense for 2009 will increase compared to 2008 as a result of the Wendy’s Merger and the full year effect of depreciation new Arby’s restaurants opened in 2008.

Facilities Relocation and Corporate Restructuring

We expect that our facilities relocation and corporate restructuring expense for 2009 will be higher than 2008 primarily due to Wendy’s Merger related costs.

Interest Expense

We expect that our interest expense for 2009 will increase compared to 2008 primarily as a result of the Wendy’s Merger and the increased interest rates on our amended and restated Credit Agreement, partially offset by the $143.2 voluntary net prepayment on the Term Loan in 2008.

Additionally, we will be writing off deferred financing costs of approximately $4.4 million related to the Wendy’s credit facility executed in January 2009 because this facility is being replaced by the amended and restated Credit Agreement, as described above.

Other Than Temporary Losses on Investments

As of February 27, 2009, there has been a decrease of approximately $3.6 million in the fair value of the available for sale securities held in the Equities Account as compared to their value on December 28, 2008.  Should any of those investments losses in the Equities Account not recover or any of our investments accounted for under the cost method experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses on investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Certain statements we make under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and foreign currency fluctuations primarily related to the Canadian dollar.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit its impact on our earnings and cash flows.  Through October 2008, we had used interest rate caps and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. Due to decreases in the applicable interest rates on our variable-rate debt, we have not utilized any interest rate protection vehicles since that time. As of December 28, 2008 our long-term debt, including current portion, aggregated $1,111.6 million and consisted of $495.9 million of fixed-rate debt, $385.0 million of variable-rate debt, and $230.7 million of capitalized lease and sale-leaseback obligations.  Our variable interest rate debt primarily consists of $385.0 million of Arby’s term loan borrowings under a variable-rate senior secured term loan facility due through 2012.  The Amended Arby's Term Loan and amounts borrowed under the revolving credit facility bear interest at the borrowers' option at either (1) LIBOR of not less than 2.75% plus 4.0% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus 3.0%.  We added $467.0 million of debt as a result of the Wendy’s Merger. We do not currently plan to enter into future swap agreements.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.  See below for a discussion of how we manage this risk.

Commodity Price Risk

In our restaurants segments, we purchase certain food products, such as beef, poultry, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs.  While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  Management monitors our exposure to commodity price risk.

Arby’s does not enter into financial instruments to hedge commodity prices or hold any significant inventories of these commodities. In order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products, we are members of a purchasing cooperative along with our franchisees that negotiates contracts with approved suppliers on behalf of the Arby's system.  These contracts establish pricing arrangements, and historically have limited the variability of these commodity costs, but do not establish any firm purchase commitments by us or our franchisees.

Wendy’s employs various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques can include setting fixed prices with suppliers generally for one year or less, and setting in advance the price for products to be delivered in the future by having the supplier enter into forward arrangements (sometimes referred to as “buying forward”).

Equity Market Risk

Our objective in managing our exposure to changes in the market value of our equity investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns.  One significant exposure to equity price risk relates to our investments (the “Equities Account”) that are managed by a management company formed by certain former executives (the “Management Company”), which are discussed in more detail below.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. As of December 28, 2008, our primary exposures to foreign currency risk are primarily related to fluctuations in our Canadian dollar relative to the U.S. dollar for the Canadian operations. Exposure outside of North America is limited to the effect of rate fluctuations on royalties paid by franchisees.  To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities and a total return swap with respect to a foreign equity security.  We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations.  We have exposure to (1) our investment in a joint venture with Tim Hortons, Inc. (“THI”), (2) investments in a Canadian foreign subsidiary, and (3) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations.  Wendy’s is a partner in a Canadian restaurant real estate joint venture with THI (“TimWen”). Wendy’s 50% share of TimWen is accounted for using the Equity Method. Our foreign subsidiary exposures relate to restaurants and administrative operations in Canada. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars, and to a lesser extent royalties paid by Canadian franchisees. Revenues from foreign operations for the year ended December 28, 2008 represented 7% of our total franchise revenues and 3% of our total revenues. For the year ended December 30, 2007, the same percentages were 4% and less than 1%, respectively. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 28, 2008 and December 30, 2007 would not have a material effect on our consolidated financial position or results of operations.

Credit Risk

Our credit risk as of December 28, 2008 includes the Series A senior secured notes of Deerfield Capital Corp. (“DFR”) due in December 2012 (the “DFR Notes”), which we received in late fiscal 2007 in connection with the sale of our majority capital interest in Deerfield & Company, LLC (“Deerfield”), which is discussed in more detail below, and, to a lesser extent, our investments in the Equities Account that are managed by the Management Company.

On December 21, 2007, the Company received, as a part of the proceeds of its sale of Deerfield (the “Deerfield Sale”), $47.9 million principal amount of DFR Notes with an estimated fair value of $46.2 million at the date of the Deerfield Sale. The DFR Notes bear interest at the three-month LIBOR (1.47% at December 24, 2008) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity. The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.

The fair value of the DFR Notes was based on the present value of the probability weighted average of expected cash flows from the DFR Notes. The Company believed that this value approximated the fair value of the DFR Notes as of December 27, 2007 due to the close proximity to the Deerfield Sale date. We have received timely payment of all four quarterly interest payments due on the DFR Notes to date.  Additionally, on October 15, 2008 we received a $1.1 million dividend on the convertible preferred stock which we previously held. Accordingly, we did not record valuation reserves on these notes prior to the fourth quarter of 2008.

The current dislocation in the sub-prime mortgage sector and continuing weakness in the broader credit markets has adversely impacted, and may continue to adversely impact, DFR’s cash flows. Due to the significant continuing weakness in the credit markets and at DFR based upon current publicly available information, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, Company management determined that the probability of collectability of the full principal amount of the DFR Notes was not likely and recorded an allowance for doubtful accounts on the DFR Notes of $21.2 million as of December 28, 2008. The DFR Notes, net of unamortized discount and allowance for doubtful accounts, amounted to $25.3 and $46.2 million at December 28, 2008 and December 30, 2007, respectively, are included in “Notes receivable”.

Overall Market Risk

Our overall market risk as of December 28, 2008 includes cash equivalents, investments in the Equities Account that are managed by the Management Company and our investment in TimWen. We maintain investment holdings of various issuers, types and maturities. As of December 28, 2008 and December 30, 2007, these investments were classified in our consolidated balance sheets as follows (in millions):

	Year-End
	2008	2007
Cash equivalents included in “Cash and cash equivalents” in our consolidated balance sheets	$36.8	$60.5
Current restricted cash equivalents	20.8	-
Short-term investments	0.2	2.6
Investment related receivables	0.4	0.4
Non-current restricted cash equivalents	34.0	45.3
Non-current investments	133.0	141.9
	$225.2	$250.7
Certain liability positions related to investments included in “Other liabilities” in 2008 and 2007:
Derivatives in liability positions	$(3.0)	$(0.3)
Securities sold with an obligation to purchase	(16.6)	-
	$(19.6)	$(0.3)

Prior to 2006, we invested $75.0 million in the Equities Account, and in April 2007, we entered into an agreement under which (1) the Management Company will continue to manage the Equities Account until at least December 31, 2010, (2) we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (3) beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments. The Equities Account is invested principally in debt and equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $37.7 million and $99.3 million as of December 28, 2008 and December 30, 2007, respectively, detailed below. The fair value of the Equities Account at December 28, 2008 excludes $47.0 million of restricted cash released from the Equities Account to Wendy’s/Arby’s in 2008. We obtained permission from the Management Company to release this amount from the aforementioned investment restriction and we are obligated to return this amount to the Equities Account by January 29, 2010. As of December 28, 2008, the derivatives held in our Equities Account investment portfolio consisted of a total return swaps on equity securities, and put options on equity securities. We did not designate any of these strategies as hedging instruments and, accordingly all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

The investments in the Equities Account consist of the following (in millions):

	December 28, 2008 (b)	December 30, 2007
Restricted cash equivalents	$26.5	$43.3
Investments	30.4	48.3
Derivatives in an asset position included in “Investments” (a)	-	7.6
Investment settlement receivable included in “Accounts and notes receivable”	-	0.3
Investment related receivables included in “Deferred costs and other assets”	0.4	0.1
Securities sold with an obligation to purchase included in “Other liabilities”	(16.6)	-
Derivatives in a liability position included in “Other liabilities” (a)	(3.0)	(0.3)
Total fair value	$37.7	$99.3
______________________________
(a)
We did not designate any of the derivatives as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

(b)
The fair value of the Equities Account at December 28, 2008 excludes $47.0 million of restricted cash released from the Equities Account in 2008.  We obtained permission from the Management Company to release this amount from the aforementioned investment restriction and we are obligated to return this amount to the Equities Account by January 29, 2010.

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank, money market and mutual fund money market accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $30.0 million of which was restricted as of December 28, 2008.

At December 28, 2008 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)(b)	Amount	Percent
Cash equivalents	$36.8	$36.8	$36.8	16.3%
Investment related receivables	0.4	0.4	0.4	0.2%
Current and non-current restricted cash equivalents	54.8	54.8	54.8	24.3%
Current and non-current investments accounted for as available-for-sale securities	30.2	30.4	30.4	13.5%
Other non-current investments in investment limited partnerships accounted for at cost	8.3	7.6	8.3	3.7%
Other non-current investments accounted for at:
Cost	4.5	5.2	4.5	2.0%
Equity	88.0	90.0	90.0	40.0%
	$223.0	$225.2	$225.2	100.0%
Liability positions related to investments:
Non-current derivatives in liability positions	-	(3.0)	(3.0)	15.3%
Securities sold with an obligation to purchase	(19.8)	(16.6)	(16.6)	84.7%
	$(19.8)	$(19.6)	$(19.6)	100.0%
_______________________________
(a)	There was no assurance at December 28, 2008 that we would have been able to sell certain of these investments at these amounts.
(b)	Includes amounts managed in the Equities Account by the Management Company, detailed above.

At December 30, 2007 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)(b)	Amount	Percent
Cash equivalents	$60.5	$60.5	$60.5	24%
Investment related receivables	0.4	0.4	0.4	0.1%
Current and non-current investments accounted for as available-for-sale securities (c)	124.6	121.0	121.0	48.3%
Other current and non-current investments in investment limited partnerships and similar investment entities accounted for at cost	2.1	2.4	2.1	0.9%
Other current and non-current investments accounted for at:
Cost	11.9	16.5	11.9	4.7%
Equity	1.9	1.6	1.9	0.8%
Fair value	5.9	7.6	7.6	3.0%
Non-current restricted cash equivalents	45.3	45.3	45.3	18.1%
Total cash equivalents and long investment positions	$252.6	$255.3	$250.7	100.0%
Liability positions related to investments:
Non-current derivatives in liability positions	$-	$(0.3)	$(0.3)	100.0%
__________________________
(a)	There was no assurance at December 30, 2007 that we would have been able to sell certain of these investments at these amounts.
(b)	Includes amounts managed in the Equities Account by the Management Company, detailed above.
(c)
In addition to the Equities Account information included in footnote (b), non-current investments accounted for as available-for-sale securities includes $70.4 million of the carrying and fair value of DFR preferred stock, net of unrecognized gain.

Our marketable securities are reported at fair market value and are classified and accounted for as “available-for-sale” with net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or loss. Investment limited partnerships and other non-current investments in which we do not have significant influence over the investees are accounted for at cost.  Unrealized holding gains or losses, net of income taxes, for derivatives and securities sold with an obligation to purchase (“short-sales”) are reported as a component of net income or loss.  Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as income or loss in the period in which the securities are sold.  Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees.  We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.  The cost-basis component of investments reflected in the tables above and below represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at December 28, 2008 and December 30, 2007 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to changes in our portfolio management strategy, and general market conditions, these estimates are not necessarily indicative of the actual results which may occur.  As of December 28, 2008, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into for other than trading purposes as of December 28, 2008 and December 30, 2007 based upon assumed immediate adverse effects as noted below (in millions):

	Year-End 2008
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$36.8	$-	$-	$(0.4)
Investment related receivables	0.4	-	-	-
Current and non-current restricted cash equivalents	54.8	-	-	-
Available-for-sale equity securities	0.2	-	-	-
Available-for-sale equity securities – restricted	30.1	-	(3.0)	-
Equity investments	90.0	-	(9.0)	(9.0)
Other investments	12.8	(0.1)	(1.2)	-
DFR Notes	25.3	(0.3)	-	-

Investments in liability positions:
Securities sold with an obligation to purchase - restricted	(16.6)	(0.2)	(1.7)	-
Total return swap on equity securities – restricted	(3.0)	-	(1.5)	(1.1)
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable	(385.0)	(11.9)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed	(495.9)	(61.0)	-	-

	Year-End 2007
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$60.5	$-	$-	$-
Investment related receivables	0.4	-	-	-
Restricted cash equivalents – non-current	45.3	-	-	-
Available-for-sale securities:
Equities Account – restricted	48.1	-	(4.8)	-
DFR preferred stock	70.4	-	(7.0)	-
Other	2.6	-	(0.3)	-
Investment in Jurlique	8.5	-	(0.9)	(0.9)
Investment derivatives in the Equities Account:
Put option on market index	4.9	-	(2.9)	-
Total return swap on an equity security	2.2	-	(2.4)	(0.2)
Put and call option combinations on equity securities	0.5	-	(1.4)	-
Other investments	7.4	-	(0.7)	-
Interest rate swaps in an asset position	0.1	(0.5)	-	-
DFR Notes	46.2	(0.5)	-	-
Interest rate swaps in a liability position	(0.4)	(0.9)	-	-
Put and call option combinations on equity securities	(0.3)	-	(2.4)	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations - variable	(561.1)	(20.6)	-	-

The sensitivity analysis of financial instruments held at December 28, 2008 and December 30, 2007 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at December 28, 2008 and December 30, 2007, respectively, and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the tables above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

Our cash equivalents and restricted cash equivalents included $36.8 million and $54.8 million, respectively, as of December 28, 2008 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

       As of December 28, 2008, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $495.9 million of fixed-rate debt and not on our financial position or our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $385.0 million of variable-rate long-term debt outstanding as of December 28, 2008.

As of December 30, 2007, a majority of our debt was variable-rate debt and therefore the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $561.1 million of variable-rate long-term debt outstanding as of December 30, 2007.

Our variable-rate long-term debt outstanding as of December 28, 2008 and December 30, 2007 had a weighted average remaining maturity of approximately three years and four years, respectively. We had limited our interest rate risk on a portion of this debt by the use of interest rate swap agreements during all of 2007 and through October 2008. However, in the current interest environment, we do not currently plan to enter into new swaps.

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

Item 8.                      Financial Statements and Supplementary Data

Defined Term	Footnote Where Defined
2005 Restricted Shares	(16)	Share-Based Compensation
2006 Restricted Shares	(16)	Share-Based Compensation
2007 Restricted Shares	(16)	Share-Based Compensation
2007 Trusts	(17)	Facilities Relocation and Corporate Restructuring
2008 Restricted Shares	(16)	Share-Based Compensation
280 BT	(1)	Summary of Significant Accounting Policies
401(k) Plans	(24)	Retirement Benefit Plans
ABP Plan	(24)	Retirement Benefit Plans
Adams	(28)	Legal and Environmental Matters
AFA	(10)	Long-Term Debt
Affiliate Lease Guarantees	(26)	Guarantees and Other Commitments and Contingencies
Amended Arby’s Term Loan	(10)	Long-Term Debt
AmeriGas Eagle	(26)	Guarantees and Other Commitments and Contingencies
AmeriGas Propane	(26)	Guarantees and Other Commitments and Contingencies
APIC Pool	(1)	Summary of Significant Accounting Policies
Arby's	(1)	Summary of Significant Accounting Policies
Arby’s Credit Agreement	(10)	Long-Term Debt
Arby's Restaurant	(1)	Summary of Significant Accounting Policies
Arby’s Restaurant Discontinued Operations	(23)	Discontinued Operations
ARG	(1)	Summary of Significant Accounting Policies
As Adjusted	(3)	Business Acquisitions and Dispositions
Asset Management	(30)	Business Segments
Bakery	(2)	Significant Risks and Uncertainties
Bank Term Loan	(10)	Long-Term Debt
Beverage Discontinued Operations	(23)	Discontinued Operations
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Capitalized Lease Obligations	(10)	Long-Term Debt
Carrying Value Difference	(1)	Summary of Significant Accounting Policies
CDOs	(1)	Summary of Significant Accounting Policies
CERCLIS	(28)	Legal and Environmental Matters
CEO	(16)	Share-Based Compensation
Class A Common Shares	(1)	Summary of Significant Accounting Policies
Class A Common Stock	(1)	Summary of Significant Accounting Policies
Class A Options	(16)	Share-Based Compensation
Class B Common Shares	(1)	Summary of Significant Accounting Policies
Class B Common Stock	(1)	Summary of Significant Accounting Policies
Class B Options	(16)	Share-Based Compensation
Class B Units	(16)	Share-Based Compensation
Co-Borrowers	(10)	Long-Term Debt
Code	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Company’s Derivative Instruments	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Contractual Settlements	(17)	Facilities Relocation and Corporate Restructuring
Conversion	(3)	Business Acquisitions and Dispositions
Convertible Notes	(5)	Income (Loss) Per Share
Convertible Notes	(10)	Long-Term Debt
Corporate Restructuring	(17)	Facilities Relocation and Corporate Restructuring
Crew Plan	(24)	Retirement Benefit Plans
Debentures	(10)	Long-Term Debt
Deerfield	(1)	Summary of Significant Accounting Policies
Deerfield Capital	(1)	Summary of Significant Accounting Policies
Deerfield Equity Interests	(1)	Summary of Significant Accounting Policies
Deerfield Executive	(27)	Transactions with Related Parties
Deerfield Executives	(27)	Transactions with Related Parties
Deerfield Sale	(1)	Summary of Significant Accounting Policies
Deerfield Severance Agreement	(27)	Transactions with Related Parties
Deferred Compensation Trusts	(27)	Transactions with Related Parties
DFR	(1)	Summary of Significant Accounting Policies
DFR Investments	(8)	Investments
DFR Notes	(1)	Summary of Significant Accounting Policies
DFR Restaurant Shares	(8)	Investments
DFR Stock Purchasers	(27)	Transactions with Related Parties
DM Fund	(1)	Summary of Significant Accounting Policies
Encore	(8)	Investments
Equities Account	(1)	Investments
Equity Funds	(27)	Transactions with Related Parties
Equity Interests	(16)	Share-Based Compensation
Equity Investments	(1)	Summary of Significant Accounting Policies
Equity Method	(1)	Summary of Significant Accounting Policies
Equity Plans	(16)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
FDEP	(28)	Legal and Environmental Matters
FIN 48	(1)	Summary of Significant Accounting Policies
Form S-4	(28)	Legal and Environmental Matters
Former Executives	(16)	Share-Based Compensation
Former Senior Officers	(16)	Share-Based Compensation
Foundation	(27)	Transactions with Related Parties
FSP	(13)	Fair Value of Financial Instruments
FSP 13-1	(1)	Summary of Significant Accounting Policies
FSP AIR-1	(1)	Summary of Significant Accounting Policies
FSP FAS 142-3	(1)	Summary of Significant Accounting Policies
FSP FAS 157-1	(13)	Fair Value of Financial Instruments
FSP FAS 157-2	(13)	Fair Value of Financial Instruments
FSP FAS 157-3	(13)	Fair Value of Financial Instruments
Funds	(1)	Summary of Significant Accounting Policies
Helicopter Interests	(27)	Transactions with Related Parties
Incentive Fee Shares	(8)	Investments
Investments	(3)	Business Acquisitions and Dispositions
Iron Curtain	(1)	Summary of Significant Accounting Policies
IRS	(15)	Stockholders’ Equity
Jurl	(1)	Summary of Significant Accounting Policies
K12	(27)	Transactions with Related Parties
Lease Guarantees	(26)	Guarantees and Other Commitments and Contingencies
LIBOR	(4)	DFR Notes
LLC	(1)	Summary of Significant Accounting Policies
Management Company	(1)	Transactions with Related Parties
Management Company Employees	(27)	Transactions with Related Parties
Market Value Approach	(13)	Fair Value of Financial Instruments
National Propane	(1)	Summary of Significant Accounting Policies
Net Exercise Features	(16)	Share-Based Compensation
Notes Payable	(10)	Long-Term Debt
Opportunities Fund	(1)	Summary of Significant Accounting Policies
Other Than Temporary Losses	(1)	Summary of Significant Accounting Policies
Package Options	(16)	Share-Based Compensation
Payment Obligations	(17)	Facilities Relocation and Corporate Restructuring
Preferred Stock	(3)	Business Acquisitions and Dispositions
Principals	(27)	Transactions with Related Parties
Profit Interests	(16)	Share-Based Compensation
Rent Holiday	(1)	Summary of Significant Accounting Policies
RTM	(1)	Summary of Significant Accounting Policies
RTM Acquisition	(1)	Business Acquisitions and Dispositions
Rollover	(1)	Summary of Significant Accounting Policies
SAB 108	(1)	Summary of Significant Accounting Policies
Sale-Leaseback Obligations	(10)	Long-Term Debt
SEC	(1)	Summary of Significant Accounting Policies
Senior Notes	(10)	Long-Term Debt
Separation Date	(17)	Facilities Relocation and Corporate Restructuring
SEPSCO	(1)	Summary of Significant Accounting Policies
SEPSCO Discontinued Operations	(23)	Discontinued Operations
Services Agreement	(27)	Transactions with Related Parties
SFAS	(1)	Summary of Significant Accounting Policies
SFAS 13	(1)	Summary of Significant Accounting Policies
SFAS 45	(1)	Summary of Significant Accounting Policies
SFAS 123	(1)	Summary of Significant Accounting Policies

SFAS 123(R)	(1)	Summary of Significant Accounting Policies
SFAS 133	(1)	Summary of Significant Accounting Policies
SFAS 141	(1)	Summary of Significant Accounting Policies
SFAS 141(R)	(1)	Summary of Significant Accounting Policies
SFAS 142	(18)	Goodwill Impairment and Impairment of Other Long-Lived Assets
SFAS 157	(13)	Fair Value of Financial Instruments
SFAS 160	(1)	Summary of Significant Accounting Policies
SFAS 161	(1)	Summary of Significant Accounting Policies
Special Committee	(27)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Sublease	(27)	Transactions with Related Parties
Swap Agreements	(12)	Derivative Insturments
Sybra	(1)	Summary of Significant Accounting Policies
Syrup	(26)	Guarantees and Other Commitments and Contingencies
TDH	(1)	Summary of Significant Accounting Policies
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Triarc	(1)	Summary of Significant Accounting Policies
We	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s	(1)	Summary of Significant Accounting Policies
Wendy’s Crew	(24)	Retirement Benefit Plans
Wendy’s Merger	(1)	Summary of Significant Accounting Policies
Wendy’s Revolver	(10)	Long-Term Debt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Wendy’s/Arby’s Group, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Wendy’s/Arby’s Group, Inc. (formerly Triarc Companies, Inc.) and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 14 and 15 to the consolidated financial statements, effective December 31, 2006, the Company elected application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes and FASB Staff Position No. AUG-AIR-1, Accounting for Planned Major Maintenance Activities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 13, 2009

Item 8. Financial Statements and Supplementary Data

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 28,	December 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,090	$78,116
Restricted cash equivalents	20,792	-
Accounts and notes receivable	97,258	27,610
Inventories	24,646	11,067
Prepaid expenses and other current assets	28,990	28,540
Deferred income tax benefit	37,923	24,921
Advertising fund restricted assets	81,139	-
Total current assets	380,838	170,254
Restricted cash equivalents	34,032	45,295
Notes receivable	34,608	46,429
Investments	133,052	141,909
Properties	1,770,372	504,874
Goodwill	853,775	468,778
Other intangible assets	1,411,473	45,318
Deferred costs and other assets	27,470	27,660
Deferred income tax benefit	-	4,050
Total assets	$4,645,620	$1,454,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$30,426	$27,802
Accounts payable	139,340	54,297
Accrued expenses and other current liabilities	247,334	117,785
Advertising fund restricted liabilities	81,139	-
Liabilities related to discontinued operations	4,250	7,279
Total current liabilities	502,489	207,163
Long-term debt	1,081,151	711,531
Deferred income	16,859	10,861
Deferred income taxes	475,243	-
Other liabilities	186,587	76,138
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.10 par value; shares authorized: 1,500,000;	47,042	2,955
shares issued: 470,424 and 29,551 (a)
Class B common stock, $.10 par value; shares authorized none and 150,000;	-	6,402
shares issued: none and 64,025 (a)
Additional paid-in capital	2,752,987	291,122
Retained (deficit) earnings	(357,541)	167,267
Common stock held in treasury	(15,944)	(16,774)
Accumulated other comprehensive loss	(43,253)	(2,098)
Total stockholders’ equity	2,383,291	448,874
Total liabilities and stockholders’ equity	$4,645,620	$1,454,567

See accompanying notes to consolidated financial statements.

(a)
In connection with the September 29, 2008 merger with Wendy’s International, Inc. (Wendy’s), Wendy’s/Arby’s Group, Inc. stockholders approved a charter amendment to convert each of the then outstanding shares of Triarc Companies, Inc. Class B common stock into one share of Wendy’s/Arby’s Group, Inc. Class A common stock.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Revenues:
Sales	$1,662,291	$1,113,436	$1,073,271
Franchise revenues	160,470	86,981	82,001
Asset management and related fees	-	63,300	88,006
	1,822,761	1,263,717	1,243,278
Costs and expenses:
Cost of sales	1,415,534	894,450	857,211
Cost of services	-	25,183	35,277
General and administrative	248,718	205,375	235,776
Depreciation and amortization	88,315	66,277	60,673
Goodwill impairment	460,075	-	-
Impairment of other long-lived assets	19,203	7,045	5,554
Facilities relocation and corporate restructuring	3,913	85,417	3,273
Gain on sale of consolidated business	-	(40,193)	-
Other operating expense, net	653	263	887
	2,236,411	1,243,817	1,198,651

Operating (loss) profit	(413,650)	19,900	44,627

Interest expense	(67,009)	(61,331)	(114,088)
Gain (loss) on early extinguishments of debt	3,656	-	(14,082)
Investment income, net	9,438	62,110	84,318
Other than temporary losses on investments	(112,741)	(9,909)	(4,120)
Other income (expense), net	(606)	(1,356)	8,677
(Loss) income from continuing operations before income taxes and minority interests	(580,912)	9,414	5,332
Benefit from (provision for) income taxes	99,294	8,354	(4,612)
Minority interests in income of consolidated subsidiaries	(340)	(2,682)	(11,523)
(Loss) income from continuing operations	(481,958)	15,086	(10,803)
Income (loss) from discontinued operations, net of income taxes	2,217	995	(129)

Net (loss) income	$(479,741)	$16,081	$(10,932)

Basic and diluted (loss) income per share :
Class A common stock (a):
Continuing operations	$(3.06)	$.15	$(.13)
Discontinued operations	.01	.01	-
Net (loss) income	$(3.05)	$.16	$(.13)
Class B common stock (a):
Continuing operations	$(1.26)	$.17	$(.13)
Discontinued operations	.02	.01	-
Net (loss) income	$(1.24)	$.18	$(.13)

See accompanying notes to consolidated financial statements.

(a)  In connection with the September 29, 2008 merger with Wendy’s, Wendy’s/Arby’s Group, Inc. stockholders approved a charter amendment to convert each of the then existing Triarc Companies, Inc. Class B common stock into one share of Wendy’s/Arby’s Group, Inc. Class A common stock.

WENDY’S/ARBY’S GROUP, IN C. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Common Stock Held in Treasury	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 30 2007	$2,955	$6,402	$291,122	$167,267	$(16,774)	$(2,104)	$(155)	$689	$(528)	$448,874
Comprehensive income (loss):
Net loss	-	-	-	(479,741)	-	-	-	-	-	(479,741)
Change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	2,212	-	-	-	2,212
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	-	-	155	-	-	155
Foreign currency translation adjustment	-	-	-	-	-	-	-	(43,002)	-	(43,002)
Unrecognized pension loss	-	-	-	-	-	-	-	-	(520)	(520)
Comprehensive loss										(520,896)
Cash dividends	-	-	-	(30,538)	-	-	-	-	-	(30,538)
Accrued dividends on nonvested restricted stock	-	-	-	(65)	-	-	-	-	-	(65)
Distribution of Deerfield Capital Corp. common stock	-	-	-	(14,464)	-	-	-	-	-	(14,464)
Share-based compensation expense	-	2	9,127	-	-	-	-	-	-	9,129
Wendy’s International Inc. merger-related transactions:
Conversion of Class B common stock to Class A common stock	6,410	(6,410)	-	-	-	-	-	-	-	-
Value of Wendy’s stock options converted into Wendy’s/Arby’s Group, Inc. options	-	-	18,495	-	-	-	-	-	-	18,495
Common stock issuance related to merger of Triarc Companies, Inc. and Wendy’s International Inc.	37,678	-	2,438,519	-	-	-	-	-	-	2,476,197
Common stock issued upon exercises of stock options	-	-	(45)	-	60	-	-	-	-	15
Common stock issued upon vesting or issuance, as applicable, of restricted stock	-	1	(3,654)	-	3,627	-	-	-	-	(26)
Common stock withheld as payment for withholding taxes on capital stock transactions	-	-	-	-	(2,989)	-	-	-	-	(2,989)
Other	(1)	5	(577)	-	132	-	-	-	-	(441)
Balance at December 28, 2008	$47,042	$-	$2,752,987	$(357,541)	$(15,944)	$108	$-	$(42,313)	$(1,048)	$2,383,291

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 31, 2006	$2,955	$6,366	$311,609	$185,726	$(43,695)	$13,353	$2,237	$(47)	$(691)	$477,813
Cumulative effect of change in accounting for uncertainty in income taxes	-	-	-	(2,275)	-	-	-	-	-	(2,275)
Balance as adjusted at December 31, 2006	2,955	6,366	311,609	183,451	(43,695)	13,353	2,237	(47)	(691)	475,538
Comprehensive income (loss):
Net income	-	-	-	16,081	-	-	-	-	-	16,081
Change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(15,457)	-	-	-	(15,457)
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	-	-	(2,392)	-	-	(2,392)
Foreign currency translation adjustment	-	-	-	-	-	-	-	736	-	736
Recovery of unrecognized pension loss	-	-	-	-	-	-	-	-	163	163
Comprehensive income (loss)										(869)
Cash dividends	-	-	-	(32,117)	-	-	-	-	-	(32,117)
Accrued dividends on nonvested restricted stock	-	-	-	(148)	-	-	-	-	-	(148)
Share-based compensation expense	-	-	9,990	-	-	-	-	-	-	9,990
Common stock issued upon exercises of stock options	-	33	(2,197)	-	3,534	-	-	-	-	1,370
Common stock received or withheld for exercises of stock options	-	(15)	1,962	-	(1,947)	-	-	-	-	-
Common stock issued upon vesting or issuance, as applicable, of restricted stock	-	23	(8,005)	-	7,982	-	-	-	-	-
Common stock withheld as payment for withholding taxes on capital stock transactions	-	(5)	(682)	-	(4,108)	-	-	-	-	(4,795)
Other	-	-	(21,555)	-	21,460	-	-	-	-	(95)
Balance at December 30, 2007	$2,955	$6,402	$291,122	$167,267	$(16,774)	$(2,104)	$(155)	$689	$(528)	$448,874

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Unearned Compensation/Note Receivable from Non-Executive Officer	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at January 1, 2006	$2,955	$5,910	$264,770	$262,059	$(130,179)	$(12,622)	$4,376	$2,048	$45	$(1,018)	$398,344
Cumulative effect of unrecorded adjustments from prior years	-	-	-	5,190	-	-	-	-	-	-	5,190
Balance, as adjusted, at January 1, 2006	2,955	5,910	264,770	267,249	(130,179)	(12,622)	4,376	2,048	45	(1,018)	403,534
Comprehensive income (loss):
Net loss	-	-	-	(10,932)	-	-	-	-	-	-	(10,932)
Change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	8,977	-	-	-	8,977
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	-	-	-	189	-	-	189
Foreign currency translation adjustment	-	-	-	-		-	-	-	(92)	-	(92)
Recovery of unrecognized pension loss	-	-	-	-	-	-	-	-	-	327	327
Comprehensive income (loss)											(1,531)
Common stock issued upon conversion and effective conversion of convertible notes	-	163	71,460	-	106,195	-	-	-	-	-	177,818
Cash dividends	-	-	-	(70,040)	-	-	-	-	-	-	(70,040)
Accrued dividends on nonvested restricted stock	-	-	-	(551)	-	-	-	-	-	-	(551)
Reversal of unearned compensation	-	-	(12,103)	-	-	12,103	-	-	-	-	-
Share-based compensation expense	-	-	15,889	-	-	-	-	-	-	-	15,889
Common stock issued upon exercises of stock options	-	1,139	(149,340)	-	156,797	-	-	-	-	-	8,596
Common stock received or withheld for exercise of stock options	-	(646)	162,348	-	(161,702)	-	-	-	-	-	-
Common stock issued upon vesting of restricted stock	-	-	(2,758)	-	2,758	-	-	-	-	-	-
Common stock withheld as payment for withholding taxes on capital stock transactions	-	(200)	(38,776)	-	(17,600)	-	-	-	-	-	(56,576)
Collection of note receivable from non-executive officer	-	-	-	-	-	519	-	-	-	-	519
Other	-	-	119	-	36	-	-	-	-	-	155
Balance at December 31, 2006	$2,955	$6,366	$311,609	$185,726	$(43,695)	$-	$13,353	$2,237	$(47)	$(691)	$477,813

See accompanying notes to consolidated financial statements

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Cash flows from continuing operating activities:
Net (loss) income	$(479,741)	$16,081	$(10,932)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Goodwill impairment	460,075	-	-
Operating investment adjustments, net (see below)	105,357	(33,525)	574,393
Depreciation and amortization	88,315	66,277	60,673
Impairment of other long-lived assets	19,203	7,045	5,554
Share-based compensation provision	9,129	9,990	15,889
Write-off and amortization of deferred financing costs	8,885	2,038	7,121
Non-cash rent expense	3,103	1,528	875
Minority interests in income of consolidated subsidiaries	340	2,682	11,523
Deferred income tax benefit	(105,276)	(10,777)	(14)
Net (recognition) receipt of deferred vendor incentive	(6,459)	(990)	5,828
Payment of withholding taxes relating to share-based compensation	(2,989)	(4,795)	(56,576)
(Income) loss from discontinued operations	(2,217)	(995)	129
Gain on sale of consolidated business	-	(40,193)	-
Other, net	2,775	2,970	(5,873)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,187)	15,022	2,771
Inventories	(140)	(987)	1,072
Prepaid expenses and other current assets	8,808	(3,123)	(2,719)
Accounts payable, accrued expenses, and other current liabilities	(31,376)	(7,444)	(7,663)
Net cash provided by continuing operating activities (a)	73,605	20,804	602,051
Cash flows from continuing investing activities:
Capital expenditures	(106,989)	(72,990)	(80,250)
Proceeds from dispositions	1,322	2,734	8,081
Costs of the merger with Wendy’s	(18,403)	(2,017)	-
Increase in cash from the merger with Wendy’s	199,785	-	-
Cost of other business acquisitions, less cash acquired	(9,622)	(4,094)	(2,886)
Decrease in cash related to the sale of a consolidated business	-	(15,104)	-
Investing investment activities, net (see below)	51,066	51,531	(426,653)
Other, net	(228)	16	(2,737)
Net cash provided by (used in) continuing investing activities	116,931	(39,924)	(504,445)
Cash flows from continuing financing activities:
Proceeds from long-term debt	37,753	23,060	25,876
Repayments of notes payable and long-term debt	(177,883)	(24,505)	(76,721)
Dividends paid	(30,538)	(32,117)	(70,040)
Distributions to minority interests	(1,144)	(13,494)	(39,932)
Other, net	(1,113)	(3,147)	8,596
Net cash used in continuing financing activities	(172,925)	(50,203)	(152,221)
Effect of exchange rate changes on cash	(4,123)	-	-
Net cash provided by (used in) continuing operations	13,488	(69,323)	(54,615)
Net cash used in operating activities of discontinued operations	(1,514)	(713)	(73)
Net increase (decrease) in cash and cash equivalents	11,974	(70,036)	(54,688)
Cash and cash equivalents at beginning of year	78,116	148,152	202,840
Cash and cash equivalents at end of year	$90,090	$78,116	$148,152

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Detail of cash flows related to investments (a):
Operating investment adjustments, net:
Other than temporary losses on investments (b)	$112,741	$9,909	$4,120
Net recognized (gains) losses from trading securities, derivatives, and securities sold short	(7,281)	(3,686)	262
Other net recognized gains	(103)	(47,721)	(10,822)
Proceeds from sales of trading securities and net settlements of trading derivatives	-	6,017	7,411,584
Cost of trading securities purchased	-	(230)	(6,832,255)
Other, net	-	2,186	1,504
	$105,357	$(33,525)	$574,393
Investing investment activities, net (a):
Proceeds from sales of available-for-sale securities and other investments	$90,825	$161,857	$169,524
Proceeds from securities sold short	45,923	-	8,624,893
Decrease (increase) in restricted cash collateralizing securities obligations or held for investment	17,724	(34,297)	335,001
Cost of available-for-sale securities and other non-trading investments purchased	(86,853)	(76,029)	(91,105)
Payments to cover short positions in securities	(16,553)	-	(8,943,610)
Net payments under repurchase agreements	-	-	(521,356)
	$51,066	$51,531	$(426,653)
Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$61,192	$57,309	$119,968
Income taxes, net of refunds	$5,094	$5,455	$1,265
Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$115,419	$87,456	$97,946
Capital expenditures paid in cash	$(106,989)	$(72,990)	$(80,250)
Non-cash capitalized lease and certain sales-leaseback obligations	$8,430	$14,466	$17,696

Non-cash additions to long-term debt from acquisitions	$9,621	$3,366	$7,194

(a)      Net cash provided by continuing operating activities for the year ended December 31, 2006 reflects the significant net sales of trading securities and net settlements of trading derivatives, the proceeds from which were principally used to cover short positions in securities and make payments under repurchase agreements.  These purchases and sales were principally transacted through an investment fund, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which employed leverage in its trading activities and which, through September 29, 2006, was consolidated in these consolidated financial statements.  Wendy’s/Arby’s (collectively with its subsidiaries, the “Company”) effectively redeemed its investment in the Opportunities Fund, which in turn had liquidated substantially all of its investment positions, effective September 29, 2006.  Accordingly, we no longer consolidate the cash flows of the Opportunities Fund subsequent to September 29, 2006.  Under accounting principles generally accepted in the United States of America, the net sales (purchases) of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net proceeds from (payments to cover) securities sold short and the payments under repurchase agreements are reported in continuing investing activities.

(b)    The 2008 amount relates to other than temporary losses on investments including $68,086 for a write down of our investment in Deerfield Capital Corp. common stock as described in Note 3, $21,227 for an allowance for doubtful accounts on our DFR notes as described in Note 4, $8,504 for a write down of our entire remaining investment in Jurlique International Pty Ltd. as described in Note 20, $13,109 for reductions in the value of certain of our available for sale securities as described in Note 8, and $1,815 in a cost investment.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

    Due to their non-cash nature, the following transactions are not reflected in the respective consolidated statements of cash flows:

On September 29, 2008, the Company completed its merger with Wendy’s International, Inc. (“Wendy’s”). Total preliminary equity consideration of $2,494,692 included $2,476,197 of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares and $18,495 of value for Wendy’s stock options that have been converted into Wendy’s/Arby’s options. The accounting for this merger is preliminary and is subject to change. In conjunction with this merger, assets were acquired and liabilities were assumed as follows (in thousands):

Fair value of assets acquired, including cash acquired of $199,785	$3,958,204
Liabilities assumed	$1,463,512

During 2008, the Company acquired 41 restaurants in the California market and, included in the consideration, was the assumption of $6,239 of debt.

See Note 3 for further disclosure of these acquisitions.

In connection with the exercise of stock options and the vesting of restricted stock, the Company withheld from delivery to employees, the following number of shares of the Company’s class A and class B common stock during each of the years presented to satisfy minimum statutory withholding taxes in connection with the delivery of shares upon the exercise of stock options and the vesting of restricted stock:

	2008	2007	2006
Class A common stock	591	1,150	763,519
Class B common stock	25	281,175	2,087,442

The aggregate value of shares withheld to satisfy minimum withholding taxes was recorded in "Stockholders' equity" in the following manner, all offset by an increase in “Accrued expenses and other current liabilities,” representing the fair value of the shares withheld for taxes :

	2008	2007	2006
Class B common stock	$-	$5	$200
Additional paid-in capital	-	682	38,776
Common stock held in treasury	2,989	4,108	17,600
Total	$2,989	$4,795	$56,576
During 2008, the Company distributed 9,835 shares of DFR common stock, which included the conversion of the preferred stock referred to above and the 206 common shares of DFR distributed to us in connection with the Deerfield Sale, to its stockholders.

On December 21, 2007, the Company completed the sale of its 63.6% capital interest in Deerfield & Company, LLC (“the Deerfield Sale”), its former asset management business, to Deerfield Capital Corp. (“DFR”), resulting in non-cash proceeds aggregating $134,608 consisting of (1) 9,629 preferred shares of a subsidiary of DFR with a then estimated fair value of $88,398 and (2) $47,986 principal amount of series A senior secured notes of DFR due in December 2012 with a then estimated fair value of $46,210.  The sale resulted in a use of cash of $15,104, of which $13,609 relates to cash and cash equivalents included in the asset management business at the time of the sale and $1,495 relates to fees and expenses paid.

See Note 3 for further disclosure of this disposition and the dividend of DFR common stock.

During 2006, an aggregate $172,900 principal amount of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) were converted or effectively converted into an aggregate of 4,323 shares of class A common stock and 8,645 shares of class B common stock (see Note 10).  In order to induce the effective conversions, the Company paid negotiated premiums aggregating $8,998 to certain converting noteholders consisting of cash of $4,975 and 244 shares of class B common stock with an aggregate fair value of $4,023 based on the closing market price of the Company’s class B common stock on the dates of the effective conversions.  The aggregate resulting increase to “Stockholders’ equity” was $177,818 consisting of the $172,900 principal amount of the Convertible Notes, the $4,023 fair value for the shares issued for premiums and the $895 fair value of 54,000 shares of class B common stock issued to certain note holders who agreed to receive such shares in lieu of a cash payment for accrued interest.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

On December 14, 2006 the Company amended all outstanding stock options under its equity plans to permit optionees to pay both the exercise price and applicable minimum statutory withholding taxes by having the Company withhold shares that would have been issued to the optionee upon exercise.  During 2006 the Company withheld from delivery to employees of the Company an aggregate of 1,720 and 6,466 shares of the Company’s class A and class B common stock, respectively, to pay the exercise price related to the exercise of stock options.  The aggregate fair value of the shares withheld of $162,348 was recorded within “Stockholders’ equity,” consisting of charges of $161,702 to “Common stock held in treasury” and $646 to “Class B common stock,” both with an equal offsetting increase in “Additional paid-in capital.”

Prior to 2006, the Company granted certain officers and key employees 149 and 731 contingently issuable performance-based restricted shares of class A common stock and class B common stock (the “2005 Restricted Shares”), respectively, under one of its equity plans.  The 2005 Restricted Shares vest or vested ratably over three years, subject to meeting, in each case, certain increasing class B common stock market price targets.  An aggregate of 99 and 49 restricted shares of class A common stock and 482 and 243 restricted shares of class B common stock each in 2007 and 2006, respectively, vested and the aggregate fair value of the shares vested of $7,982 and $2,758 in 2007 and 2006, respectively, was recorded within “Stockholders’ equity” as a charge to “Additional paid-in capital” with an equal offsetting credit in “Common stock held in treasury.”  The remaining 6 unissued restricted shares of class B common stock were cancelled.  See Notes 15 and 16 for further disclosure of this transaction.

See accompanying notes to consolidated financial statements

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Principles of consolidation

Effective September 29, 2008, in conjunction with the merger (the “Wendy’s Merger”) with Wendy’s International, Inc. (“Wendy’s”) the corporate name of Triarc Companies, Inc. (“Triarc”) changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “We”).  The merger is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  In accordance with this standard, we have concluded that Wendy’s/Arby’s is the acquirer for financial accounting purposes. Accordingly, the consolidated financial statements include the accounts of Wendy’s subsequent to September 29, 2008. The principal subsidiaries of the Company as of December 28, 2008 are Wendy’s and Arby’s Restaurant Group, Inc. (“ARG”).  ARG is a wholly-owned subsidiary that owns Arby’s, LLC (“Arby’s”), Sybra, LLC (“Sybra”) and Arby’s Restaurant, LLC (“Arby’s Restaurant”).  Sybra and Arby’s Restaurant own the entities comprising the RTM Restaurant Group (“RTM”), which was acquired by the Company in 2005 (the “RTM Acquisition”).

Deerfield & Company, LLC (“Deerfield”) was also a principal subsidiary of the Company until it was sold (the “Deerfield Sale”) on December 21, 2007.  As of January 3, 2005, the Company owned, through Triarc Deerfield Holdings, LLC (“TDH”), a then wholly owned subsidiary, a 63.6% capital interest and a 61.5% profits interest in Deerfield.  Deerfield owns Deerfield Capital Management LLC (“Deerfield Capital”).  On November 10, 2005, pursuant to an equity arrangement approved by the Company, certain members of Triarc’s then current management subscribed for equity interests (the “Deerfield Equity Interests”) in TDH, each of which consisted of a capital interest portion and a profits interest portion.  The Deerfield Equity Interests had the effective result of reducing the Company’s 61.5% interest in the profits of Deerfield to as low as 52.3%, depending on the level of Deerfield profits.  As defined in the TDH equity arrangement, the Deerfield Sale is an event of dissolution.  As a result, TDH was liquidated and its remaining assets distributed during 2008 to its members as calculated in accordance with the equity arrangement.

The 2006 consolidated financial statements also include the accounts of Deerfield Opportunities Fund, LLC (the “Opportunities Fund”) and the DM Fund, LLC (the “DM Fund”) in which the Company owned a 67% capital interest through the dates of the Company’s effective redemptions of its investments on September 29, 2006 and December 31, 2006, respectively.

The Company’s other subsidiaries as of December 28, 2008 that are referred to in these notes to consolidated financial statements include National Propane Corporation (“National Propane”); SEPSCO, LLC (“SEPSCO”); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. (“Adams”); Madison West Associates Corp. which owns 80.1% of 280 BT Holdings LLC (“280 BT”); and Jurl Holdings, LLC (“Jurl”) (see Note 27).

The Company consolidates local Arby’s advertising cooperatives for which the Company has a greater than 50% voting interest (43 cooperatives as of December 28, 2008).  The Company also participates in three national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-owned and franchised stores. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchisee Fee Revenue” (“SFAS 45”), the revenue, expenses and cash flows of all such advertising funds are not included in the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The restricted assets and liabilities are reported as “Advertising fund restricted assets” and “Advertising fund restricted liabilities”, respectively on the Company’s Consolidated Balance Sheets as of December 28, 2008.

All intercompany balances and transactions have been eliminated in consolidation.  See Note 3 for further disclosure of the acquisitions and dispositions referred to above.

Fiscal year

Our fiscal reporting periods consist of 52 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2008” or “2008” which commenced on December 31, 2007 and ended on December 28, 2008, (2) “the year ended December 30, 2007” or “2007” which commenced on January 1, 2007 and ended on December 30, 2007, and (3) “the year ended December 31, 2006” or “2006” which commenced on January 2, 2006 and ended on December 31, 2006 except that (a) Deerfield and the DM Fund were included on a calendar year basis and (b) the Opportunities Fund was included from January 1, 2006 through its September 29, 2006 redemption date.  Balances presented as of December 28, 2008 and December 30, 2007 are referred to herein as “as of Year-End 2008” and “as of Year-End 2007,” respectively.  With the exception of Deerfield, the Opportunities Fund, and the DM Fund, which reported on a calendar year basis, all references to years relate to fiscal periods rather than calendar periods. The difference in reporting basis in 2006 is not material to our consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Cash equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash equivalents principally consist of cash in bank, money market and mutual fund money market accounts and are primarily not in Federal Deposit Insurance Corporation (FDIC) insured accounts.

Accounts and notes receivable

Accounts and notes receivable consist primarily of royalty and franchise fee receivables, credit card receivables, rent and recoverable income tax. The need for an allowance for doubtful accounts is reviewed on a specific franchisee basis based upon past due balances and the financial strength of the franchisee.

Notes receivable (non-current)

Notes receivable (non-current) consist of the (1) notes receivable (“DFR Notes”) due from Deerfield Capital Corp. (“DFR”) received as proceeds in the Deerfield Sale (see Note 4 regarding collectability) and (2) notes receivable for franchisee obligations. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the franchisee.

Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out method, and consist primarily of restaurant food items, kids’ meal toys and paper supplies.

Investments

Short-term investments

Short-term investments consist of marketable equity securities with readily determinable fair values. The Company’s marketable equity securities are classified and accounted for as “available-for-sale” and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income. The Company uses the specific identification method to determine the amount reclassified out of accumulated other comprehensive income (loss) into earnings or losses of securities sold for all marketable securities.

See Note 6 for further disclosure of the Company’s short-term investments.

Investments

The Company’s investments (see Note 8) include (1) investments included in brokerage accounts (“Equities Account”) being managed by a management company (the “Management Company”) (see Note 27), (2) our 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”), (3) investments in preferred and common stock of DFR (see Note 3), and (4) cost investments.  Investments in limited partnerships and other non-current investments in which we do not have significant influence over the investees are recorded at cost (the “Cost Method”), and for which realized gains and losses are reported as income or loss in the period in which the securities are sold or otherwise disposed.  Investments in which we have significant influence over the investees (“Equity Investments”) are accounted for in accordance with the “Equity Method” of accounting under which our results of operations include our share of the income or loss of the investees. Unrealized holding gains or losses, net of income taxes, for derivatives are reported as a component of net income or loss.

The difference, if any, between the carrying value of the Company’s Equity Investments and its underlying equity in the net assets of each investee (the “Carrying Value Difference”) is accounted for as if the investee were a consolidated subsidiary.  Accordingly, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary.  To the extent the Carrying Value Difference represents goodwill, it is not amortized.

See Note 8 for further disclosure of the Company’s Investments.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Securities sold with an obligation to purchase

Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income or loss.

All investments

The Company reviews all of its investments with unrealized losses and recognizes investment losses currently for any unrealized losses deemed to be other than temporary (“Other Than Temporary Losses”).  These investment losses are recognized as a component of net income. For investments other than preferred shares of collateralized debt obligation vehicles (“CDOs”) for which the Company acted as collateral manager through the date of the Deerfield Sale, the Company considers such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the net unrealized gain or a decrease in the net unrealized loss on the available-for-sale investments component of “Comprehensive income (loss).”  The cost-basis component of investments represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary. For preferred shares of CDOs, the Company considered, through the date of the Deerfield Sale, whether there had been any adverse change in the estimated cash flows of the investments in the CDOs as well as the prospect for future recovery, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery.

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

Amortization of intangibles and deferred costs

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized.

Other intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles: the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases; 21 years for franchise agreements, 1 to 5 years for costs of computer software, 20 years for reacquired rights under franchise agreements, 15 years for trademarks with a definite life and distribution rights, except those acquired in the Wendy’s Merger, and 3 to 8 years for non-compete agreements. Trademarks acquired in the Wendy’s Merger have an indefinite life and are not amortized. Asset management contracts, through the date of the Deerfield Sale, were amortized on the straight-line basis over their estimated lives of 5 to 27 years for CDO contracts and 15 years for contracts under which the Company managed investment funds

Deferred financing costs, original issue debt discount, and adjustments to fair value of debt for purchase price adjustments related to the Wendy’s Merger (see Note 3) are amortized as interest expense over the lives of the respective debt using the interest rate method.

See Note 9 for further information with respect to the Company’s intangible assets.

Impairments

Goodwill

The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of each reporting unit, using discounted cash flows or market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist. If we determine that an impairment may exist, we then measure the amount of the impairment loss as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Company allocates the fair value

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Following the Wendy’s Merger, the Company operates in two business segments consisting of two restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. Each segment includes Company-owned restaurants and franchise reporting units which are considered to be separate reporting units for purposes of measuring goodwill impairment under SFAS 142.

See Notes 9 and 18 for further disclosure related to the Company’s Goodwill impairment.

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

See Note 18 for further disclosure related to the Company’s impairment charges.

Derivative instruments

The Company’s derivative instruments, excluding those that may be settled in its own stock and therefore not subject to the guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are recorded at fair value (the “Company’s Derivative Instruments”).  Changes in fair value of the Company’s Derivative Instruments that have been designated as cash flow hedging instruments are included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Statements of Stockholders’ Equity to the extent of the effectiveness of such hedging instruments.  Any ineffective portion of the change in fair value of the designated hedging instruments is included in the Consolidated Statements of Operations.  Changes in fair value of the Company’s Derivative Instruments that have not been designated as hedging instruments are included in the Consolidated Statements of Operations.

See Note 12 for further disclosure related to the Company’s derivative instruments.

Share-Based Compensation

Effective January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  As a result, the Company now measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant.  The Company previously used the intrinsic value method. Under the intrinsic value method, compensation cost for the Company’s stock options was measured as the excess, if any, of the market price of the Company’s Class A common stock (the “Class A Common Stock” or “Class A Common Shares”), and/or Class B common stock, series 1 (the “Class B Common Stock” or “Class B Common Shares”), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. The Company is using the modified prospective application method under SFAS 123(R) and has elected not to use retrospective application.  Thus, amortization of the fair value of all nonvested grants as of January 2, 2006, as determined under the previous pro forma disclosure provisions of SFAS 123, except as adjusted for estimated forfeitures, is included in the Company’s results of operations commencing January 2, 2006. As required under SFAS 123(R), the Company reversed the unamortized “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting reduction of “Additional paid-in capital” as of January 2, 2006 and is now recognizing compensation expense during the year determined in accordance with SFAS 123(R) as disclosed herein with an equal offsetting increase in “Additional paid-in capital.”  Additionally, effective with the adoption of SFAS 123(R), the Company recognizes share-based compensation expense net of estimated forfeitures, determined based on historical experience.  Previously, forfeitures were recognized as incurred.  Under SFAS 123(R), the Company has chosen (1) the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted commencing January 2, 2006 and (2) to continue recognizing compensation costs ratably over the requisite service period for each separately vesting portion of the award.

As permitted under the Financial Accounting Standards Board (the “FASB”) Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company elected the specified “short-cut” method to calculate its beginning hypothetical pool of additional paid-in capital (the “APIC Pool”) representing excess tax benefits

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

available to absorb tax deficiencies, if any, recognized subsequent to the adoption of SFAS 123(R) both determined in connection with and as of the dates of the exercises of share-based awards.  Such “short-cut” method provides a simplified approach to calculating the APIC Pool based on the cumulative annual net increases or decreases in excess tax benefits rather than an award-by-award analysis since the effective date of SFAS 123 in 1995.  This accounting policy election had no effect on the Company’s consolidated financial position or results of operations in any of the years presented since the exercises of share-based awards in those years resulted in excess tax benefits which could not be currently recognized.

Treasury stock

Common stock held in treasury is stated at cost.  The cost of issuances of shares from treasury stock is determined at average cost.

Costs of business acquisitions

Under SFAS No. 141, “Business Combinations”, (“SFAS 141”) the Company defers any costs incurred relating to the pursuit of business acquisitions while the potential acquisition process is ongoing.  If the acquisition is successful, such costs are then included as a component of the purchase price of the acquired entity.  Whenever the Company decides it will no longer pursue a potential acquisition, any related deferred costs are expensed at that time.  During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires that, subsequent to the adoption date of the standard, all such costs are to be expensed when incurred.  SFAS 141(R) applies prospectively to the Company’s business combinations occurring after December 28, 2008.

Foreign currency translation

At December 28, 2008, the Company had foreign operations in Canada as well as in 23 foreign countries and U. S. territories. The functional currency of each foreign subsidiary is the respective local currency. Financial statements of foreign subsidiaries are prepared in their functional currency then translated into United States dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs, and expenses are translated at a monthly average exchange rate.  Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Statements of Stockholders’ Equity.

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

Wendy’s/Arby’s files a consolidated Federal income tax return, which includes its principal corporate subsidiaries.  As a result of the Wendy’s Merger, Wendy’s/Arby’s had an ownership change, as defined in the Internal Revenue Code of 1986, as amended (the “Code”) as it became part of the Wendy’s consolidated group as it’s new parent. As a result, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger (see Note 14). The Company has provided for Federal income taxes on the income of Deerfield through the date of the Deerfield Sale, and the income of the Opportunities Fund and the DM Fund through their respective effective redemption dates, net of minority interests since, as limited liability companies (“LLC”), their income is includable in the Federal income tax returns of its various members in proportion to their interests in the LLC.  Deferred income taxes were provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes through the respective date of sale or redemption.

Interest accrued for FIN 48 income tax liabilities is charged to “Interest expense” in the Company’s Consolidated Statements of Operations.  Penalties accrued for FIN 48 income tax liabilities are charged to “General and administrative” in the Company’s Consolidated Statements of Operations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Revenue recognition

“Sales” in the Company’s Consolidated Statements of Operations includes revenues recognized upon delivery of food to the customer, and revenues for shipments of bakery items and kid’s meal promotional items to our franchisees and others. “Sales” excludes sales taxes collected from the Company’s customers.

“Franchise revenues”, as reported in the Company’s Consolidated Statements of Operations, include royalties, franchise fees, and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned.  Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening.  Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee.  Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.  Rental income from locations owned by the Company and leased to franchisees is recognized on a straight-line basis over the respective operating lease terms.

Asset management and related fees, which are no longer being received as a result of the Deerfield Sale, consisted of the following types of revenues generated by the Company in its capacity as the investment manager for various investment funds and private investment accounts (collectively with the investments of DFR, the “Funds”) and as the collateral manager for various CDOs:  (1) management fees, (2) incentive fees and (3) other related fees.  Management fees were recognized as revenue when the management services had been performed for the period and sufficient cash flows had been generated by the CDOs to pay the fees under the terms of the related management agreements.  In connection with these agreements, the Company had subordinated receipt of certain of its management fees which were not recognized until they were no longer subordinated.  In addition, the Company recognized non-cash management fee revenue related to its restricted stock and stock options in DFR based on their then current fair values which were amortized from deferred income to revenues over the vesting period.  Incentive fees were based upon the performance of the Funds and CDOs and were recognized as revenues when the amounts became fixed and determinable upon the close of a performance period for the Funds and all contingencies were resolved.  Contingencies may have included the achievement of minimum CDO or Fund performance requirements specified under certain agreements with some investors to provide minimum rate of return or principal loss protection.  Other related fees primarily included structuring and warehousing fees earned by the Company for services provided to CDOs and were recognized as revenues upon the rendering of such services and the closing of the respective CDO.

Vendor incentives

The Company receives incentives from its vendors. These incentives are recognized as earned and, in accordance with Emerging Issues Task Force Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” are generally classified as a reduction of “Cost of Sales” in the Consolidated Statements of Operations.

Advertising costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-owned restaurants.  The Company accounts for contributions made by the Company-owned restaurants to advertising cooperatives as an expense the first time the related advertising takes place.  All advertising costs are expensed as incurred with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated.  These amounts are included in the “Cost of sales” expenses in the accompanying Consolidated Statements of Operations.

See Note 29 for further information regarding Advertising costs.

Self- insurance

We are self-insured for most domestic workers’ compensation, health care claims, general liability and automotive liability losses. We provide for our estimated cost to settle both known claims and claims incurred but not yet reported.  Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us as well as industry-wide loss experience, and other actuarial assumptions. We determine casualty insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time before ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Leases

We operate restaurants that are located on sites owned by us and sites leased by us from third parties.   At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS 13") and other related authoritative guidance under GAAP. When determining the lease term we include option periods for which failure to renew the lease imposes an economic detriment.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated from the date we obtain possession of the leased premises through the expected lease termination date at lease inception. We expense rent from possession date to the restaurant opening date, in accordance with FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”).

There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent payments are typically due under the terms of the lease, however, expense is recorded for that period on a straight line basis consistent with the Straight-Line Rent policy.

For leases that contain rent escalations, we record the rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid and the as a deferred lease liability included in “Other liabilities” in our Consolidated Balance Sheets.  Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent rent is expensed each period as the liability is incurred.

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, when we purchase restaurants (see Note 3) and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  Upon early termination of a lease, the favorable or unfavorable lease balance associated with the lease is recognized as a loss or gain, respectively, in the Consolidated Statements of Operations.

Management, with the assistance of a valuation firm, makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to property values, property lives, discount rates, and probable term, all of which can impact (i) the classification and accounting for a lease as capital or operating, (ii) the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent and (iii) the term over which leasehold improvements for each restaurant are amortized. These estimates and assumptions may produce materially different amounts of depreciation and amortization, interest and rent expense that would be reported if different assumed lease terms were used.

Accounting for planned major maintenance activities

Effective January 1, 2007 the Company accounts for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method in accordance with the provisions of FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AIR-1”).  Under these provisions the actual cost of such overhauls is recognized as expense in the period it is incurred.  Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in the periods through the scheduled date of the respective overhaul with any difference between estimated and actual costs recorded in results of operations at the time of the actual overhaul.

Materiality of unrecorded adjustments

The Company does not record all immaterial adjustments in its consolidated financial statements.  The Company performs a materiality analysis based on all relevant quantitative and qualitative factors.  Effective December 31, 2006 the Company quantifies the materiality of unrecorded adjustments in accordance with Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Measurements in Current Year Financial Statements” (“SAB 108”) issued by the Securities and Exchange Commission (the “SEC”).  The impact on the current year financial statements of recording all potential adjustments, including both the carryover and reversing effects of amounts not recorded in prior years, are considered.  Unrecorded adjustments are quantified using a balance sheet and an income statement approach which considers both (1) the amount of the misstatement originating in the current year income statement (generally referred to as the “Rollover” approach) and (2) the cumulative amount of

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

the misstatements at the end of the current year (generally referred to as the “Iron Curtain” approach).  Prior to December 31, 2006, the Company used only the Rollover approach to quantify the materiality of unrecorded adjustments.

See Note 15 for further disclosure related to the Company’s adoption of SAB 108 and related adjustment to retained earnings as of January 2, 2006.

Recently issued accounting pronouncements not yet adopted

In December 2007, FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  These statements change the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs, (3) changes in acquisition related deferred tax balances after the completion of the purchase price allocation be recognized in the statement of operations as opposed to through goodwill and (4) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of stockholders’ equity.  These statements are to be applied prospectively beginning with our 2009 fiscal year.  However, upon adoption, SFAS 160 requires entities to apply the presentation and disclosure requirements retrospectively for all periods presented.  Both standards prohibit early adoption.   In addition, in April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  This staff position is effective for financial statements issued for fiscal years beginning in our 2009 fiscal year and may impact any intangible assets we acquire.  The application of SFAS 160 will require reclassification of our minority interests from a liability to a component of stockholders’ equity in our consolidated financial statements beginning in our 2009 fiscal year.  The effect of this reclassification will not be material to our consolidated balance sheet.  Further, all of the statements referred to above could have a significant impact on the accounting for any future acquisitions starting with our 2009 fiscal year.  The impact will depend upon the nature and terms of such future acquisitions, if any.  These statements will not have an effect on our accounting for the Wendy’s Merger except for any potential adjustments to deferred taxes included in the allocation of the purchase price after such allocation has been finalized.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. However, we do not expect SFAS 161 to have a material effect on disclosures in our consolidated financial statements.

 (2) Significant Risks and Uncertainties

Nature of operations

The Company’s restaurant operations comprise two business segments: Arby’s restaurants and Wendy’s restaurants subsequent to the Wendy’s Merger on September 29, 2008. Prior to the Deerfield Sale on December 21, 2007, our business operations also included an asset management segment that offered a diverse range of fixed income and credit-related strategies to institutional investors, including DFR.

The Wendy’s restaurants segment is operated through franchised and Company-owned Wendy’s quick service restaurants specializing in hamburger sandwiches. The franchised restaurants are principally located throughout the United States and, to a lesser extent, in 21 foreign countries and U. S. territories with the largest number in Canada. Company-owned restaurants are located in 30 states, with the largest number in Florida, Illinois, Ohio, Pennsylvania, Texas and Massachusetts. Wendy’s restaurants offer an extensive menu featuring hamburgers, filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, milk, Frosty® desserts, floats and kids meals. In addition, the restaurants sell a variety of promotional products on a limited basis. The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of Wendy’s, is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties.

The Arby’s restaurants segment is operated through franchised and Company-owned Arby’s® quick service restaurants specializing in slow-roasted roast beef sandwiches. The franchised restaurants are principally located throughout the United States, and to a much lesser extent, in four other countries; principally in Canada. Company-owned restaurants are located in 28 states, with the

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

largest number in Michigan, Ohio, Indiana, Florida, Georgia and Pennsylvania. Arby’s restaurants offer an extensive menu of chicken, turkey and ham sandwiches, side dishes, snacks, soft drinks and milk, including its Market Fresh® sandwiches, salads, wraps and toasted subs.

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

Significant estimates

The Company’s significant estimates which are susceptible to change in the near term relate to (1) estimates of impairment for the carrying values of goodwill and long-lived assets of the restaurant businesses (see Note 18), (2) provisions of allowance for doubtful accounts related to notes and accounts receivable, including the DFR Notes receivable (see Note 4), (3) calculations of self-insurance liabilities, (4) provisions for the resolution of income tax uncertainties subject to future examinations of the Company’s Federal, international and state income tax returns by taxing authorities, including remaining provisions included in “Current liabilities relating to discontinued operations,” (see Notes 14 and 23), (5) the valuation of investments and derivatives which are not publicly traded (see Note 13), (6) provisions for the resolution of legal and environmental matters (see Note 28), and (7) provisions for Other Than Temporary Losses on Investments (see Note 20). Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

 Certain risk concentrations

We believe that our vulnerability to risk concentrations in our cash equivalents is mitigated by (1) our policies restricting the eligibility, credit quality and concentration limits for our placements in cash equivalents and (2) insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by substantially all of our brokerage firms, to the extent our cash equivalents are held in brokerage accounts.  In order to partially mitigate the exposure of our investments in our portfolio to market risk, we may employ a hedging program which utilizes a put option on a market index. As a result of the DFR Notes received in 2007 in connection with the Deerfield Sale (see Note 3), the Company has potential vulnerability to risk concentrations related to interest from, and the collection of, the DFR Notes. All quarterly cash interest payments due through December 31, 2008 on the DFR Notes have been received on a timely basis. Based on the likelihood of the collectability of the full principal amount of the DFR Notes, currently public available information including public filings through the third quarter of 2008 and other factors (see Note 4), we have recorded an allowance for collectability of $21,227 on these notes.

We had no customers which accounted for 10% or more of consolidated revenues in 2008, 2007 or 2006. However, through the date of the Deerfield Sale, we derived revenues from DFR, which accounted for 22% of asset management and related fees in each of the 2007 and 2006 years, as well as revenues from another fund, which accounted for 10% and 16% of asset management and related fees in 2007 and 2006, respectively.  In addition, through the date of the Deerfield Sale, we had an institutional investor whose participation in various funds managed by the Company generated approximately 9% and 10% of asset management and related fees in 2007 and 2006, respectively.  None of the above Deerfield revenue items in any of the periods presented represented more than 10% of consolidated revenues.

As of December 28, 2008, Arby’s restaurants segment has one main in-line distributor of food, packaging and beverage products, excluding produce, breads and PepsiCo beverage products, that services approximately 54% of Arby’s Company-owned and franchised restaurants and three additional in-line distributors that, in the aggregate, service approximately 33% of Arby’s Company-owned and franchised restaurants. As of December 28, 2008, the Wendy’s restaurants segment has one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that services approximately 62% of its Company-owned and franchised restaurants and two additional in-line distributors that, in the aggregate, service approximately 25% of its Company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations in our restaurant segments related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Because our restaurant operations are generally located throughout the United States, and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant.  Our restaurant segments could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef,

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

poultry, french fries or other foods or the effects of food-borne illnesses. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for Canadian operations in the Wendy’s restaurant segment. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of our restaurants are in Canada.

(3) Business Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of 4.25 shares of Wendy’s/Arby’s Class A Common Stock for each share of Wendy’s common stock owned.  We expect that the merger will better position the Company to deliver long-term value to our stockholders through an expanded platform for growth for both brands with more combined resources, enhanced operational efficiencies, improved product offerings, and shared services. At September 28, 2008, there were 6,625 Wendy’s restaurants in operation in the United States and in 21 other countries and U. S. territories. Of these restaurants, 1,404 were operated by Wendy’s and 5,221 by Wendy’s franchisees.

The merger is being accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  In accordance with this standard, we have concluded that Wendy’s/Arby’s is the acquirer for financial accounting purposes.  The total merger consideration has been allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the excess recognized as goodwill.  Wendy’s operating results have been included in our consolidated financial statements beginning on the merger date.

In accordance with the purchase method of accounting, management, with the assistance of a valuation firm, has preliminarily allocated the total merger consideration to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 28, 2008 with the excess, $845,631, recognized as goodwill of the Wendy’s restaurants segment, of which $42,282 is deductible for income tax purposes.  The acquired franchise agreements have a weighted average amortization period of approximately 21 years and the acquired trademark has an indefinite life so there is no related amortization. The acquired favorable and unfavorable leases have a weighted average amortization period of approximately 19 and 16 years, respectively.  The fair value of these assets and liabilities included in the table below is preliminary, and is subject to change.  A change in the merger consideration allocated to depreciable or amortizable assets may result in increased future depreciation and/or amortization expense.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The preliminary computation of the total estimated merger consideration, the allocation of the consideration to the assets acquired and liabilities assumed, the excess of the merger consideration over the book values of the assets acquired and liabilities assumed, and the resulting adjustment to goodwill are as follows:
Value of shares of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares	$2,476,197
Value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	18,495
Estimated Wendy’s Merger costs	20,703
Total estimated merger consideration	2,515,395

Net book value of Wendy’s assets acquired and liabilities assumed	796,588
Less: Wendy’s historical goodwill acquired	(83,794)
Net book value of Wendy’s assets acquired and liabilities assumed	712,794
Excess of merger consideration over book value of Wendy’s assets acquired and liabilities assumed	1,802,601
Change in fair values of assets and liabilities allocated to:
(Increase)/decrease in:
Current assets
Accounts and notes receivable	(694)
Prepaid expenses and other current assets	985
Investments	(64,169)
Properties	(44,918)
Other intangible assets
Trademark	(900,109)
Franchise agreements	(353,000)
Favorable leases	(117,268)
Computer software	9,566
Deferred costs and other assets	(377)
Increase/(decrease) in:
Accrued expenses and other current liabilities	5,541
Long-term debt, including current portion of $228	(56,337)
Other liabilities	(46,574)
Unfavorable leases	64,053
Deferred income tax liability	546,331
Total adjustments	(956,970)
Total goodwill	$845,631

In the Wendy’s Merger, 376,776 shares of Wendy’s/Arby’s common stock were issued to Wendy’s shareholders.  The equity consideration is based on the 4.25 conversion factor of the Wendy’s outstanding shares at a value of $6.57 per share which represents the average closing market price of Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of the outstanding Wendy’s/Arby’s common stock immediately following the merger.  In addition, immediately prior to the Wendy’s Merger, our Class B Common Stock was converted into Class A Common Stock on a one for one basis (the "Conversion”).

Outstanding Wendy’s stock options were converted upon completion of the merger into stock options with respect to Wendy’s/Arby’s common stock, based on the 4.25:1 exchange ratio.  The value of Wendy’s stock options that have been converted into Wendy’s/Arby’s stock options of $18,495 was calculated using the Black-Scholes option pricing model as of April 24, 2008.

Pro Forma Operating Data (Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted”) for 2008 and 2007 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the years ended December 28, 2008 and December 30, 2007 to give effect to the Wendy’s Merger and the Conversion as if they had been consummated as of the beginning of each fiscal year:

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

	2008		2007
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$1,662,291	$3,279,504	$1,113,436	$3,273,461
Franchise revenues	160,470	383,551	86,981	374,950
Asset management and related fees	-	-	63,300	-
Total revenues	1,822,761	3,663,055	1,263,717	3,648,411
Operating (loss) profit	(413,650)	(366,982)	19,900	150,437
Net (loss) income	(479,741)	(475,985)	16,081	80,856
Basic and diluted (loss) income per share:
Class A Common Stock:	(3.05)	(1.01)	.16	.17
Class B Common Stock:	(1.24)	-	.18	-

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the merger had been completed on the dates set forth above, nor is it necessarily indicative of the future operating results of the combined company.  The As Reported and As Adjusted amounts for Wendy’s include (1) the effect of $84,231 of Special Committee costs incurred before the date of the Wendy’s Merger in 2008 and $24,670 in 2007, (2) $49,757 of facilities relocation costs in 2007, and (3) $6,750 of impairment of other long-lived assets in 2007. The As Adjusted income (loss) per share data for 2008 and 2007 assume the conversion of all Class B Common Stock to Class A Common Stock occurred prior to 2007 and the As Adjusted data for 2007 excludes Deerfield.

Other Restaurant Acquisitions

2008

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 45 Arby’s franchised restaurants, including 41 restaurants in the California market, in two separate transactions during fiscal 2008.  The total consideration, before post-closing adjustments, for the acquisitions was $15,891 consisting of (1) $8,934 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $718 of related expenses.  The aggregate purchase price of $16,378 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Other operating expense, net” in the accompanying consolidated statement of operations.  Further, we paid an additional $15 during 2008 for a finalized post-closing purchase price adjustment related to other restaurant acquisitions in 2007 and reduced the amount of goodwill recognized related to the acquisition in 2005 of RTM Restaurant Group (the “RTM Acquisition”) by $385 primarily due to a change in the allocation of certain assets and the tax basis of the assets acquired.

2007

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 12 Arby’s franchised restaurants in seven separate transactions during the year ended December 30, 2007.  The total estimated consideration for the acquisitions was $4,142 consisting of (1) $3,000 of cash (before consideration of $12 of cash acquired), (2) the assumption of $700 of debt and (3) $442 of related estimated expenses.  The total consideration for the acquisitions represents $316 for the aggregate settlement loss from unfavorable franchise rights on the termination of a sublease, and $3,826 for the aggregate purchase prices.  The Company paid an additional $10 in 2007 related to the other restaurant acquisitions in 2006 principally related to finalizing a post-closing purchase price adjustment.  Additionally, the Company recorded purchase adjustments related to its acquisition of RTM, including a payment of $1,600 related to a post-closing purchase price adjustment and a reduction of goodwill recognized of $2,064 due to an increase in deferred income taxes from a change in the estimate of tax basis of the net assets acquired.

2006

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 13 Arby’s franchised restaurants in five separate transactions during the year ended December 31, 2006.  The total consideration for the acquisitions was $5,407 consisting of (1) $3,471 of cash (including $10 paid in 2007 and before consideration of $11 of cash acquired), (2) the assumption of $1,808 of debt and (3) $128 of related expenses.  The total consideration for the acquisitions represents the aggregate $887 for the settlement loss from unfavorable franchise rights and $4,520 for the aggregate purchase prices.  Additional adjustments  included a $5,426 increase to goodwill related to its acquisition of RTM, primarily as a result of adjustments to the estimated acquisition costs, and revisions to preliminary estimated fair values of both assets acquired and liabilities assumed, and $195 in payments to finalize post-closing purchase price adjustments related to other restaurant acquisitions in 2005.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Due to the relative insignificance of these other restaurant acquisitions, disclosures of pro forma operating data and purchase price allocations have not been presented.

Sale of Deerfield

On December 21, 2007, the Company sold its 63.6% capital interest in Deerfield, the Company’s former asset management business (the “Deerfield Sale”), to DFR. The completion of the Deerfield Sale was the primary aspect in Triarc’s corporate restructuring (Note 27). The Deerfield Sale resulted in non-cash proceeds to the Company aggregating approximately $134,608 consisting of (1) 9,629 preferred shares (the “Preferred Stock”) of a subsidiary of DFR with a then estimated fair value of $88,398 at the time of the Deerfield sale and (2) $47,986 principal amount of series A Senior Secured Notes of DFR due in December 2012 with an estimated fair value of $46,210 (see Note 4) at the date of the Deerfield Sale.

The Deerfield Sale resulted in an approximate pretax gain of $40,193, net of approximately $2,320 of related fees and expenses and net of the then remaining $6,945 unrecognized gain on the sale which could not be recognized due to the Company’s then continuing interest in DFR, as further described below, and is included in “Gain on sale of consolidated businesses” in the accompanying Consolidated Statements of Operations. The gain at the date of sale excluded approximately $7,651 that the Company could not recognize because of its then approximate 16% continuing interest in DFR through its ownership in the Preferred Shares, on an as-if converted basis, and common stock of DFR it already owned.  As a result of a subsequent distribution of 1,000 DFR shares previously owned by the Company in 2007 (see Note 8 and Note 27), our ownership decreased to approximately 15% and the Company recognized approximately $706 of the originally deferred gain. The fees and expenses include approximately $825 representing a portion of the additional fees which are attributable to the Company’s utilization of Management Company personnel in connection with the provision of services under the Services Agreement as further described in the Transactions with Related Parties footnote (see Note 27).

The Preferred Stock had a mandatory redemption feature in December 2014 and had cumulative dividend rights equal to the greater of 5% of the $10.00 liquidation preference or the per share common stock dividend declared by DFR. The DFR Preferred Shares were accounted for as an available-for-sale debt security due to their mandatory redemption requirement and were included, net of the $6,945 unrecognized gain, in “Investments” in the accompanying consolidated balance sheet as of December 30, 2007 (see Note 8).

There is no minority interest expense as a result of the Deerfield sale as a result of the terms of equity arrangement of the Deerfield Equity Interest. The pro forma operating results for 2007 from the date of the Deerfield Sale through the end of 2007 are not material and have not been presented.

In December 2007, pursuant to agreements with certain former executives (see Note 28), the Company distributed its original investment in the 1,000 shares of common stock of DFR to the former executives. In connection with this distribution, the Company realized a $2,872 loss on its investment in DFR common shares which is included in “Other income (expense), net” (See Note 22).

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9,629 preferred shares we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9,835 shares of DFR common stock, which also included the 206 common shares of DFR distributed to us in connection with the Deerfield Sale which were our portion of the DFR restricted and incentive fee shares (see Note 8), to our stockholders. The distribution in the form of a dividend, which was valued at $14,464, was paid on April 4, 2008 to holders of record of our Class A Common Stock and our Class B Common Stock on March 29, 2008.

In March 2008, in response to unanticipated credit and liquidity events in the first quarter of 2008, DFR announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by deterioration of the global credit markets and, as a result, it sold $2,800,000 of its agency and $1,300,000 of its AAA-rated non-agency mortgage-backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4,200,000, all at a net after-tax loss of $294,300 to DFR.

Based on the events described above and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629 common shares owned by us, as well as the 206 common shares which were distributed to us in connection with the Deerfield Sale, was impaired.  As a result, as of March 11, 2008 we recorded an other than temporary loss which is included in “Other than temporary losses on investments” in the accompanying consolidated statements of operations for the year ended December 28, 2008 of $67,594 (without tax benefit as described below) which included

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

$11,074 of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and which were included in “Accumulated other comprehensive income (loss)”, a component of stockholder’s equity in the accompanying 2007 Consolidated Balance Sheet.  These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders.  We also recorded an additional impairment charge, which is also included in “Other than temporary loses on investments” from March 11, 2008 through the March 29, 2008 record date of the dividend of $492. As a result of the distribution, the income tax loss that resulted from the decline in value of our investment of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $754 of equity in net losses of DFR which are included in “Other income (expense), net” in the accompanying consolidated statements of operations for the year ended December 28, 2008 related to our investment in the 206 common shares of DFR discussed above which were accounted for under the equity method through the Determination Date.

(4) DFR Notes

On December 21, 2007, as described in Note 3, the Company received, as a part of the proceeds in the Deerfield sale, $47,986 principal amount of series A senior secured notes of a subsidiary of DFR due in December 2012 (the “DFR Notes”) with an estimated fair value of $46,210 at the date of the Deerfield Sale.  The fair value of the DFR Notes was based on the present value of the probability weighted average of expected cash flows from the DFR Notes.  The Company believed that this value approximated the fair value of the DFR Notes as of December 27, 2007 due to the close proximity to the Deerfield Sale date.

The DFR Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) (1.47% at December 28, 2008) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.  The $1,776 original imputed discount on the DFR Notes is being accreted to “Other income (expense), net” in the accompanying consolidated statements of operations using the interest rate method.

We have received timely cash payment of all four quarterly interest payments due on the DFR Notes to date.  Additionally, in October 2008 we received a $1,070 dividend payment on the convertible preferred stock which we previously held.  Based on the Deerfield Sale agreement, payment of a dividend by DFR on this preferred stock was dependent on DFR’s board of directors declaring and paying a dividend on DFR’s common stock.  The first dividend to be declared on their common stock following the date of the Deerfield Sale was declared by DFR and recognized by us in our 2008 third quarter and paid in October 2008.  Certain expenses totaling $6,201 related to the Deerfield Sale, which were a liability of the Company and for which we had an equal offsetting receivable from DFR as of December 30, 2007, were paid by DFR during the first half of 2008.  Accordingly, we did not record valuation reserves on these notes prior to the fourth quarter of 2008.

        The dislocation in the sub-prime mortgage sector and continuing weakness in the broader credit markets has adversely impacted, and may continue to adversely impact, DFR’s cash flows.  Due to the significant continuing weakness in the credit markets and at DFR and based upon current publicly available information, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, Company management determined that the likelihood of collectability of the full principal amount of the DFR Notes had significantly declined and the Company recorded an allowance for doubtful accounts on the DFR Notes of $21,227 as of December 28, 2008.  This charge is included in “Other than temporary losses on investments” in our Consolidated Statements of Operations (see Note 20).

  The DFR Notes, net of unamortized discount and the valuation allowance at December 28, 2008, of $25,344 and $46,219 at December 28, 2008 and December 27, 2007, respectively, are included in “Non-current notes receivable” in the accompanying Consolidated Balance Sheets (Note 7).

(5) Income (Loss) Per Share

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In connection with the Wendy’s Merger, Wendy’s/Arby’s stockholders approved a charter amendment to convert each of the then existing Triarc Class B Common Stock into one share of Wendy’s/Arby’s Class A Common Stock (the “Conversion”).

    Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company’s Class A Common Stock and the Company’s Class B Common Stock by the weighted average number of shares of each class.  Both factors, as appropriate, are presented in the tables below. Net loss for 2006 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for 2007 was allocated between the Class

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

A Common Stock and Class B Common Stock based on the actual dividend payment ratio. Net loss for 2008 was allocated equally among each share of Class A Common Stock and Class B Common Stock up until the date of the Conversion; subsequent to the Conversion, net loss was only allocated to Class A Common Stock since Class B Common Stock no longer existed.

Diluted loss per share for 2008 and 2006 was the same as basic loss per share for each share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been antidilutive.  Diluted income per share for 2007 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effect on each class of dilutive stock options and of Class B restricted shares, computed using the treasury stock method, as presented in the table that follows.  The shares used to calculate diluted income per share exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share obtainable on conversion exceeded the reported basic income from continuing operations per share (see Note 10).

As disclosed in Note 10, during 2006 an aggregate of $172,900 of the Convertible Notes were converted or effectively converted into 4,323 and 8,645 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively.  The weighted average effect of these shares is included in the basic income or (loss) per share calculation from the dates of their issuance.

The only Company securities as of December 28, 2008 that could dilute basic income per share for years subsequent to December 28, 2008 are (1) outstanding stock options which can be exercised into 26,723 shares of the Company’s Class A Common Stock (see Note 16), (2) 413 restricted shares of the Company’s Class A Common Stock which principally vest over three years (see Note 16) and (3) $2,100 of Convertible Notes which are convertible into 160 shares of the Company’s common stock (see Note 10).

Income (loss) per share has been computed by allocating the income or loss as follows:

	2008	2007	2006
Class A Common Stock:
Continuing operations	$(421,599)	$4,337	$(3,404)
Discontinued operations	1,378	286	(41)
Net (loss) income	$(420,221)	$4,623	$(3,445)
Class B Common Stock:
Continuing operations	$(60,359)	$10,749	$(7,399)
Discontinued operations	839	709	(88)
Net (loss) income	$(59,520)	$11,458	$(7,487)

The number of shares used to calculate basic and diluted (loss) income per share were as follows:

	2008		2007	2006
Class A Common Stock:
Basic shares – weighted average shares
outstanding	137,669		28,836	27,301
Dilutive effect of stock options
and restricted shares	-		129	-
Diluted shares	137,669		28,965	27,301
Class B Common Stock:
Basic shares – weighted average shares
outstanding	47,965	(a)	63,523	59,343
Dilutive effect of stock options
and restricted shares	-		759	-
Diluted shares	47,965		64,282	59,343

_____________
(a) Represents the weighted average for the full year even though the Class B Common Stock was converted into Class A Common Stock on September 29, 2008.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(6) Short-Term Investments

Short-Term Investments

The Company’s short-term investments, included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets, are carried at fair market value and at December 28, 2008 and December 30, 2007 consist entirely of available-for-sale securities.  The cost of these securities has been reduced by any Other Than Temporary Losses (see Note 20).  Information regarding the Company’s short-term investments at December 28, 2008 and December 30, 2007 is as follows:

	2008					2007
		Unrealized Holding					Unrealized Holding
	Cost	Gains	Losses	Fair Value	Carrying Value	Cost	Gains	Losses	Fair Value	Carrying Value
Available-for-sale securities	$162	$-	$-	$162	$162	$685	$1,923	$-	$2,608	$2,608

Proceeds from sales and investment distribution values (see Note 27) of current and non-current available-for-sale securities, and gross realized gains and gross realized losses on those transactions, which are included in “Investment income, net” in the accompanying consolidated statements of operations (see Note 19), are as follows:

	2008	2007	2006
Proceeds from sales and investment distribution values	$87,301	$105,170	$116,641

Gross realized gains	$4,222	$21,691	$7,664
Gross realized losses	(5,809)	(682)	(401)
	$(1,587)	$21,009	$7,263

The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss):

	2008	2007	2006
Unrealized holding (losses) gains arising during the year	$(4,505)	$(9,842)	$13,012
Reclassifications of prior year unrealized holding (losses) gains into net income or loss	8,206	(15,811)	34
Equity in change in unrealized holding (losses) gains arising during the year	(201)	2,170	242
	3,500	(23,483)	13,288
Income tax benefit (provision)	(1,288)	8,723	(5,048)
Minority interests in (increase) decrease in unrealized holding gains of a consolidated subsidiary	-	(697)	737
	$2,212	$(15,457)	$8,977

As of December 28, 2008, we had unrealized holding gains and (losses) on available-for-sale marketable securities before income taxes and minority interests of $410 and ($242), respectively, included in “Accumulated other comprehensive loss.”  We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not.  Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

The change in the net unrealized (loss) gain on trading securities and trading derivatives resulted in gains of $172 and $5,332 in 2007 and 2006, respectively, which are included in “Investment income, net” in the accompanying Consolidated Statements of Operations (see Note 19).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(7) Balance Sheet detail

Cash and cash equivalents
	Year End
	2008	2007
Cash	$53,324	$17,650
Cash equivalents	36,766	60,466
	$90,090	$78,116

Restricted cash equivalents
Year-End
Current	2008
Trust for termination costs for former Wendy’s executives (Note 27)	$20,792

	Year End
Non-current	2008	2007
Accounts managed by the Management Company (Notes 8 and 27)	$26,515	$43,356
Trust for termination costs for former Wendy’s executives (Note 27)	6,462	-
Collateral supporting letters of credit securing payments due under leases	1,055	1,939
	$34,032	$45,295

Accounts and notes receivable
	Year End
Current	2008	2007
Accounts receivable:
Franchisees	$68,895	$14,266
Deerfield Sale expenses reimbursable from DFR (Note 3)	-	6,216
Other related parties (Note 27)	260	607
Other	25,543	6,209
	94,698	27,298
Notes receivable:
Franchisees	3,447	478
	98,145	27,776
Allowance for doubtful accounts	(887)	(166)
	$97,258	$27,610

	Year End
Non-Current	2008	2007
Notes receivable:
DFR	$46,571	$46,219
Franchisees	9,841	564
	56,412	46,783
Allowance for doubtful accounts	(21,804)	(354)
	$34,608	$46,429

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The following is an analysis of the allowance for doubtful accounts which relates primarily to the DFR notes and to trade accounts and notes receivables:

	2008	2007	2006
Balance at beginning of year:
Current	$166	$224	$591
Non-current	354	-	-
Provision for doubtful accounts:
DFR notes	21,227	-	-
Franchisees	783	277	172
Other	(113)	354	-
Uncollectible accounts written off, net of recoveries	274	(335)	(117)
Uncollectible related party notes written off	-	-	(422)
Balance at end of year:
Current	887	166	224
Non-current	21,804	354	-
Total	$22,691	$520	$224

Properties
	Year End
	2008	2007
Owned:
Land	$460,588	$72,439
Buildings and improvements	682,280	56,638
Office, restaurant and transportation equipment	388,966	227,329
Leasehold improvements	171,569	103,297
Leased (a):
Capitalized leases	127,728	74,928
Sale-leaseback assets	146,122	129,024
	1,977,253	663,655
Accumulated depreciation and amortization	(206,881)	(158,781)
	$1,770,372	$504,874

(a)These assets principally include buildings and improvements.

Deferred costs and other assets

	Year End
	2008	2007

Deferred financing costs (a)	$20,645	$23,982
Deferred costs of business acquisition (b)	-	7,656
Non-current finance sublease receivable, net of non-guaranteed residual and interest of $11,528	10,574	-
Non-current prepaid rent	4,462	4,720
Other	7,027	2,834
	42,708	39,192
Accumulated amortization	(15,238)	(11,532)
	$27,470	$27,660
______________________________
(a)  Includes $4,060 of deferred costs related to potential future financings as of December 30, 2007 which was written off in 2008.

(b)   Represents deferred costs related to the Wendy’s Merger as of December 30, 2007 (see Note 3).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Pledged assets

The following is a summary of assets pledged as collateral for certain debt (see Note 10):

	Year End
	2008	2007
Cash and cash equivalents	$19,853	$44,055
Accounts and notes receivable, net	17,482	18,051
Inventories	11,096	11,067
Properties, net	335,739	292,021
Other intangible assets	22,299	23,617
Deferred costs and other assets	2,571	2,281
	$409,040	$391,092

See Note 10 regarding collateral for our amended and restated credit agreement which was executed in March 2009.  The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and Wendy’s and certain of its affiliates in addition to ARG and certain of its affiliates became parties.  Wendy’s, ARG and other certain other subsidiaries are the co-borrowers (the “Co-Borrowers”) under the amended and restated Credit Agreement.  Under the amended and restated Credit Agreement substantially all of the assets of the Co-Borrowers (other than real property, except for mortgages on certain Wendy’s real properties), the stock of Wendy's and ARG and certain of their domestic subsidiaries and 65% of the stock of certain of their foreign subsidiaries (all subject to certain exclusions) are pledged as collateral security, and the Co-Borrowers’ obligations are also guaranteed by substantially all of the domestic entities comprising the Wendy’s and Arby’s restaurant segments (all subject to certain limitations and exclusions).

Accounts payable
	Year End
	2008	2007
Trade	$125,020	$51,769
Other	14,320	2,528
	$139,340	$54,297

Accrued expenses and other current liabilities

	Year End
	2008	2007
Casualty insurance reserves	$66,917	$8,764
Accrued compensation and related benefits	65,262	43,038
Accrued taxes	42,753	15,917
Liability for former Wendy’s executives (Note 27)	19,710	-
Accrued interest	9,776	6,056
Accrued facilities relocation and corporate restructuring (Note 17)	1,033	12,799
Other	41,883	31,211
	$247,334	$117,785

Other liabilities
	Year End
	2008	2007
Unfavorable operating lease liability	$96,407	$37,604
Accrued federal and state income tax contingencies	23,646	15,012
Straight-line rent accrual	21,833	14,512
Investment related liabilities (see Note 8)	19,605	310
Supplemental retirement plan liability for former Wendy’s executives (Note 27)	7,016	-
Minority interests in consolidated subsidiaries (a)	154	958
Other	17,926	7,742
	$186,587	$76,138

(a) The minority interests set forth above are comprised principally of interests held by the Company’s former executives and other former officers (see Notes 16 and 27).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(8) Investments

Non-Current Investments

The following is a summary of the carrying value of investments classified as non-current:

		Year End 2008				Year End 2007
		Unrealized Holding					Unrealized Holding
	Cost (a)	Gains	Losses	Fair Value	Carrying Value	Cost (a)	Gains	Losses	Fair Value	Carrying Value

Restricted investments held in the Equities Account:
Available-for-sale marketable equity securities, at fair value	$30,103	$410	$(242)	$30,271	$30,271	$42,449	$5,631	$(12)	$48,068	$48,068
Derivatives, at fair value					-					7,607
Non-marketable equity securities, at cost					143					286
					30,414					55,961
DFR investments:
Available-for-sale preferred stock, net of unrecognized gain (Note 3)						$81,453	$-	$(11,075)	$70,378	70,378
Common stock, at equity						1,888			1,651	1,862
						$83,341	$-	$(11,075)	$72,029	72,240
Other:
At equity (b):
Joint venture with THI					89,771					-
Other					212
At cost:
Jurlique International Pty Ltd. (c)					-					8,504
Other (c)					12,010					4,182
Non-marketable equity securities, at cost					645					1,022
					102,638					13,708
					$133,052					$141,909
__________________________________

(a)	The cost of available-for-sale securities have been reduced by any Other Than Temporary Losses on Investments (see Note 20).
(b)
The Company’s consolidated equity in the earnings (losses) of investees accounted for under the Equity Method includes: Joint venture with THI (“TimWen”) with our equity in its net earnings included as a component of “Other operating expense (income), net” (see Note 21) and (2) other equity in net earnings (losses) included as a component of “Other income (expense), net” (see Note 22).

(c)
The carrying value of the investment in Jurlique International Pty Ltd. and a certain cost investment, acquired as part of the Wendy’s Merger and included in Other cost investments, have been reduced by Other Than Temporary Losses on Investments (see Note 20).

Equities Account

Prior to 2006, we invested $75,000 in the Equities Account, and in April 2007, we entered into an agreement under which (1) the Management Company will continue to manage the Equities Account until at least December 31, 2010, (2) we will not withdraw our investment from the Equities Account prior to December 31, 2010 (see below regarding certain permitted transactions in 2008) and (3) beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized portfolios.  Prior thereto, we were not charged any management fees.  As a result of the withdrawal restriction, the amounts in the Equities Account are reported as non-current assets and liabilities.  The Equities Account is invested principally in the equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $37,696 and $99,320 as of December 28, 2008 and December 30, 2007, respectively, consisting of:

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

	December 28, 2008 (b)	December 30, 2007
Restricted cash equivalents	$26,515	$43,356
Investments	30,414	48,354
Derivatives in an asset position (included in “Investments”) (a)	-	7,607
Investment related receivables (included in “Accounts and notes receivable”)	-	203
Investment related receivables (included in “Deferred costs and other assets”)	372	110
Securities sold with an obligation to purchase (included in “Other liabilities”)	(16,626)	-
Derivatives in a liability position (included in “Other liabilities”) (a)	(2,979)	(310)
Total fair value	$37,696	$99,320
_________________________
(c)
We did not designate any of the derivatives as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

(d)
The fair value of the Equities Account at December 28, 2008 excludes $47,000 of restricted cash released from the Equities Account in 2008.  We obtained permission from the Management Company to release this amount from the aforementioned investment restriction and we are obligated to return this amount to the Equities Account by January 29, 2010.

DFR Investments

Prior to 2006, the Company was granted 404 shares of restricted common stock of DFR (the “DFR Restricted Shares”) and options to purchase an additional 1,346 shares of common stock of DFR (collectively with DFR Restricted Shares, the “DFR Investments”).  The DFR Investments vested one third in each of 2005, 2006 and 2007. DFR Restricted Shares which vested had fair values of $1,236 and $2,270 in 2007 and 2006, respectively. The restricted options that vested had fair values of $316 and $239 in 2007 and 2006, respectively.  During 2007 and 2006, the Company received unrestricted shares of common stock of DFR (the “Incentive Fee Shares”) with respect to the payment of a portion of the incentive fees otherwise due to the Company by DFR, aggregating 21 and 52 shares, respectively.

In May 2006, the Company granted an aggregate 50 of the vested DFR Restricted Shares owned by the Company as restricted stock to two then employees of the Company.  This restricted stock was scheduled to vest ratably over a three-year vesting period with the first one-third vesting in February 2007.  The remaining two-thirds vested in December 2007 in connection with the Deerfield Sale.  In March 2007, the Company granted an aggregate 97 of the vested DFR Restricted Shares owned by the Company as restricted stock to other then employees of the Company. These shares were anticipated to vest ratably over a three-year period beginning in February 2008. Prior to vesting, the shares granted were accounted for under the Equity Method (see Note 27).  With the exception of the March 2007 grant of the vested DFR Restricted Shares to employees, all of DFR Restricted Shares were distributed to the members of Deerfield immediately prior to the Deerfield Sale.

The DFR Investments represented compensation granted to us in consideration of the Company’s management of DFR.  The DFR Investments were initially recorded at fair value, which was $6,058 and $263 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income and were adjusted for any subsequent changes in their fair value.  Such deferred income was amortized to revenues as “Asset management and related fees” ratably over the three-year vesting period of the DFR Investments and amounted to $163 and $2,406 for the years ended 2007 and 2006, respectively.  During 2007 and 2006, the Company recorded its ($4) and $54, respectively, equity (reduction in equity) in the value of the DFR Investments recognized by DFR as a change to the Company’s equity in the net earnings of DFR with an equal offsetting increase in “Additional paid-in capital.”

Prior to the Deerfield Sale, the Company had been accounting for its vested DFR common stock under the Equity Method due to the Company’s significant influence over the operational and financial policies of DFR, principally reflecting the Company’s representation on DFR’s board of directors and the management of DFR by the Company.  As discussed below, after the Deerfield Sale, as well as after the distribution of the 1,000 shares of common stock of DFR acquired prior to 2006 discussed below, the Company continued to account for its investment in the common shares of DFR under the Equity Method.  The Company received

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

$4,171 and $1,818 of distributions with respect to its aggregate investment in DFR during 2007 and 2006 respectively, which, in accordance with the Equity Method, reduced the carrying value of this investment.

Presented below is summary financial information of DFR as of and for the year ended December 31, 2007 and for the year ended December 31, 2006, DFR’s year ends. As we held our equity investment in DFR for less than one quarter in 2008, we are not required to present any data for that year. The company’s actual ownership in DFR Common Stock was 0.3% in 2007 and 2.6% in 2006.  The summary financial information is taken from balance sheets which do not distinguish between current and long-term assets and liabilities and is as follows:

Year End
2007
Balance sheet information:
Cash and cash equivalents	$ 113,733
Investments in securities	6,342,477
Other investments	738,404
Other assets	593,355
$ 7,787,969

Accounts payable and accrued liabilities	$ 66,028
Securities sold under agreements to repurchase	5,303,865
Long-term debt	775,368
Other liabilities	1,057,972
Convertible preferred stock	116,162
Stockholders’ equity	468,574
$ 7,787,969

	2007	2006
Income statement information:
Revenues	$ 92,536	$ 84,683
(Loss) income before income taxes	(95,256)	71,581
Net (loss) income	(96,591)	71,575

Investment in joint venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture with THI (“TimWen”).  Wendy’s 50% share of the joint venture is accounted for using the Equity Method.  Our equity in earnings from this joint venture is included in “Other Operating Expense (Income), net” in the accompanying Consolidated Statement of Operations (see Note 21).  The Company’s equity in its investment in TimWen at December 28, 2008 of $89,771 exceeds its historical underlying net assets by $64,799.  Such amount is being accounted for as if TimWen were a consolidated subsidiary.  As such, the excess is assumed to have been allocated to net amortizable assets with an average life of 21.1 years (see Note 3 and 9).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Presented below is a summary of components related to our portion of TimWen included in our Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the quarter ended December 28, 2008 (since the Wendy’s Merger).

	2008

Historical cost basis at September 29, 2008	$41,649
Purchase price adjustments (Note 3)	65,455
	107,104

Equity in earnings for the quarter ended December 28, 2008	2,630
Amortization of purchase price adjustments	(656)
	1,974	(a)

Distribution	(2,864)
Currency translation adjustment included in “Comprehensive Income (loss)”	(16,443)
Balance at December 28, 2008	$89,771	(b)
__________________________________
(a)	Equity in earnings for the quarter ended December 28, 2008 are included in “Other operating expense, net” in the Consolidated Statement of Operations.
(b)	Included in ‘Investments” in the Consolidated Balance Sheets

Presented below is a summary of financial information of TimWen as of and for the quarter ended December 28, 2008.  The financial statements have been prepared in Canadian dollars.  The summary financial information is taken from balance sheets which do not distinguish between current and long-term assets and liabilities and is as follows:

		December 28, 2008
		(Canadian)
Balance sheet information:
Properties	C	$87,292
Cash and cash equivalents		5,063
Accounts receivable		3,339
Other		3,142
	C	$98,836

Accounts payable and accrued liabilities	C	$2,521
Other liabilities		10,893
Partners’ equity		85,422
	C	$98,836

		Quarter ended December 28, 2008
		(Canadian)
		(Unaudited)
Income statement information:
Revenues	C	$9,462
Income before income taxes and net income		6,325

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Investment in Jurlique International Pty Ltd.

Prior to 2006, we acquired a 29.1% interest in Jurlique for approximately $30,164.  Jurlique is an Australian manufacturer and multi-channel global marketer which sells a high-end series of natural skincare products in certain department stores, duty-free shops, company and franchised locations. In April 2006, we sold 17.6% of our ownership interest to an independent third party for $14,600.  Prior to the closing of the sale, Jurlique paid us a return of capital of $8,782.  We recorded a gain on the sale of $1,722 included in “Other income (expense), net” in the accompanying Consolidated Statement of Operations (see Note 22).  In the second quarter of 2008, a minority interest partner purchased an approximate new 2.7% ownership position in Jurlique, thereby reducing our ownership position to 11.3%.

We account for our investment in Jurlique under the Cost Method since our voting interest does not provide us the ability to exercise significant influence over Jurlique’s operational and financial policies.  In connection with the Jurlique investment, we entered into certain foreign currency related derivative transactions that extended through July 2007 for which, at their settlement date, we recorded a loss of $877, which is included in “Other income (expense), net” in the accompanying consolidated statement of operations (see Note 22).

Jurlique is being affected by the global economic recession leading to lower than anticipated sales and margins.  Based on financial results provided by the company, which noted significant declines in operations in 2008, its budget for 2009, current economic conditions and our internal valuations of the company, we have determined that our investment in this company will more than likely not be recoverable. Therefore, we recorded other than temporary losses of $8,504 in 2008, which are included in “Other than temporary losses on investments” (see Note 20).

Investment in Encore Capital Group, Inc.

Prior to 2006, the Company and certain of its former officers had invested in the common stock of Encore Capital Group, Inc. (“Encore”). Through the 2007 sale of substantially all of its holdings of Encore, the Company’s investment in Encore had been accounted for under the Equity Method even though it owned less than 20% of the voting stock of Encore, because of its then ability to exercise significant influence over operating and financial policies of Encore through the Company’s representation on Encore’s board of directors.  After the 2007 sale until the distribution to its former executives of its entire remaining holdings at the end of 2007, this investment was accounted for as an available-for-sale security.

The Company recorded gains of $2,558 and $2,241 in 2007 and 2006, respectively, as a result of sales of Encore common stock by the Company.  The Company recorded a non-cash gain of $18 in 2006 from the exercise of Encore stock options not participated in by the Company.  There were no such exercises during 2007. All such gains are included in “Other Income (Expense), net” (see Note 22) in the accompanying Consolidated Statements of Operations.

Presented below is summary unaudited financial information for the Company’s equity investment in Encore, which was disposed of in 2007, for the year ended December 31, 2006, the year end of such investment.

2006

Income statement information:
Revenues	$255,140
Income before income taxes	41,188
Net income	24,008

(9) Goodwill and Other Intangible Assets

The following is a summary of the components of goodwill:

	Year End

	2008	2007

Goodwill	$865,347	$480,350
Accumulated amortization	(11,572)	(11,572)
	$853,775	$468,778

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Following the Wendy’s Merger, the Company operates in two business segments consisting of two restaurant brands: (1) Wendy’s restaurants and (2) Arby’s restaurants. Each segment includes reporting units for Company-owned restaurants and franchise operations for purposes of measuring goodwill impairment under SFAS 142.

During the second and third quarters of 2008, we performed interim goodwill impairment tests at our Arby’s company-owned restaurant and franchise operations reporting units due to the general economic downturn, a decrease in market valuations, and decreases in Arby’s same store sales.  The results of these interim tests indicated that the fair values of each of these Arby’s reporting units exceeded their carrying values.

During the fourth quarter of 2008, we performed our annual goodwill impairment test.  As a result of the acceleration of the general economic and market downturn as well as continued decreases in Arby’s same store sales, we concluded that the carrying amount of the Arby’s Company-owned restaurant reporting unit exceeded its fair value.  Accordingly, we completed “step two” of our impairment testing as prescribed in SFAS 142 and recorded an impairment charge of $460,075 (with a $68,340 tax benefit related to the portion of tax deductible goodwill) representing all of the goodwill recorded for the Arby’s Company-owned restaurant reporting unit.  We also concluded at that time that there was no impairment of goodwill for the Arby’s franchise reporting unit or any of the Wendy’s reporting units.

The fair values of the reporting units were determined by management with the assistance of an independent third-party valuation firm.

	2008			2007
	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total	Arby’s Restaurant Segment	Former Asset Management Segment (Note 3)	Total

Balance at beginning of year	$468,778	$-	$468,778	$466,944	$54,111	$521,055
Changes in goodwill:
Wendy’s Merger (Note 3)	-	845,631	845,631	-	-	-
Other restaurant acquisitions (Note 3)	9,299	-	9,299	2,751	-	2,751
Impairment	(460,075)	-	(460,075)	-	-	-
Adjustment relating to the RTM Acquisition (Note 3)	(385)	-	(385)	(464)	-	(464)
Disposed of in the Deerfield Sale (Note 3)	-	-	-	-	(54,111)	(54,111)
Other	-	-	-	(453)	-	(453)
Currency translation adjustment	-	(9,473)	(9,473)	-	-	-
Balance at end of year	$17,617	$836,158	$853,775	$468,778	$-	$468,778

The goodwill disposed of in the Deerfield Sale represents the total goodwill recorded in 2004 when Deerfield was purchased and is included in the “Gain on sale of consolidated business” in the accompanying Consolidated Statement of Operations for the year ended December 30, 2007 (see Note 3).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The following is a summary of the components of other intangible assets:

	Year-End 2008			Year-End 2007

	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-amortizable
Wendy’s trademarks	$900,389	$-	$900,389	$-	$-	$-
Amortizable

Franchise agreements	350,033	4,152	345,881	-	-	-
Favorable leases	147,881	9,650	138,231	27,231	5,530	21,701
Reacquired rights under franchise agreements	19,009	3,142	15,867	18,574	2,238	16,336
Computer software	18,259	7,154	11,105	11,531	4,279	7,252
Other	-	-	-	109	80	29
	$1,435,571	$24,098	$1,411,473	$57,445	$12,127	$45,318

Other intangible assets, related to the restaurant operations other than favorable leases, with an aggregate net book value of $22,299 as of December 28, 2008 are pledged as collateral under the Company’s credit agreement (See Note 10).

Aggregate amortization expense:
Actual for fiscal year (a):	Total
2006 (b)	$12,222
2007 (b)	13,509
2008	13,470
Estimate for fiscal year:
2009	31,333
2010	28,914
2011	27,320
2012	26,364
2013	25,624
Thereafter	371,529
______________
(a)
Includes $1,096, $5,329  and $3,121 of impairment charges related to other intangible assets in 2008, 2007 and 2006, respectively (see Note 18) which have been recorded as a reduction in the cost basis of the related intangible asset.

(b)	Includes $3,466 and $2,375 of amortization of asset management contracts until their disposal with the Deerfield Sale.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(10) Long-Term Debt

Long-term debt consisted of the following:

	Year-End

	2008	2007
Senior secured term loan, weighted average effective interest of 5.73% as of December 28, 2008 (a)	$385,030	$555,050
6.20% senior notes, due in 2014 (b)	199,111	-
6.25% senior notes, due in 2011 (b)	188,933	-
Sale-leaseback obligations due through 2028 (c)	123,829	105,897
Capitalized lease obligations due through 2036 (d)	106,841	72,355
7% Debentures, due in 2025 (e)	78,974	-
6.54% Secured bank term loan, due in 2013 (f)	19,790	-
Notes payable, weighted average interest of 7.27% as of December 28, 2008 due through 2014 (g)	5,298	-
5% convertible notes due in 2023 (h)	2,100	2,100
Other	1,671	3,931
	1,111,577	739,333
Less amounts payable within one year	(30,426)	(27,802)
	$1,081,151	$711,531

Aggregate annual maturities of long-term debt as of December 28, 2008 were as follows:

Fiscal Year	Amount
2009	$ 30,426
2010	16,854
2011	394,724
2012	195,813
2013	26,534
Thereafter	447,226
$ 1,111,577

(a)
As of December 28, 2008, the Company maintained a credit agreement (the “Arby’s Credit Agreement”) for its Arby’s restaurants business segment which included a senior secured term Arby’s loan facility in the original principal amount of $620,000 (the “Arby’s Term Loan”), of which $385,030 was outstanding as of December 28, 2008, and a senior secured revolving credit facility of $100,000 which would have expired in July 2011, under which there were no borrowings as of December 28, 2008.  However, the availability under the revolving credit facility as of December 28, 2008 was $92,201 which is net of a reduction of $7,799 for outstanding letters of credit.  During 2008, we made $143,213 of voluntary net principal prepayments on the Arby’s Term Loan to assure compliance with certain covenants in the Arby’s Credit Agreement.  The Arby’s Term Loan also required prepayments of principal amounts resulting from certain events and, on an annual basis, from excess cash flow of the Arby’s restaurant business as determined under the Arby’s Credit Agreement (the “Excess Cash Flow Payment”).  The Excess Cash Flow Payment for fiscal 2007 of $10,407 was paid in the second quarter of 2008.  There will be no Excess Cash Flow Payment necessary for fiscal 2008.  Additionally in 2008, the Company reacquired Arby’s Term Loans with an outstanding principal amount of $10,893 for approximately $7,237 (see Note 11).  The Arby’s Term Loan bore interest at the Company’s option at either (1) LIBOR plus 2.25% based on the current leverage ratio or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.50%, in either case plus 1.25% based on the current leverage ratio.

The obligations under the Arby’s Credit Agreement were secured by substantially all of the assets, other than real property, of the Arby’s restaurants segment which had an aggregate net book value of approximately $180,507 as of December 28, 2008 and were also guaranteed by substantially all of the entities comprising the Arby’s restaurants segment.  Neither Wendy’s/Arby’s Group, nor Wendy’s, was a party to the guarantees.  In addition, the Arby’s Credit Agreement contained various covenants, as amended during 2007, relating to the Arby’s restaurants segment, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Wendy’s/Arby’s.  The Company was in compliance with all of the covenants as of December 28, 2008.  During 2007, ARG paid $37,000 of dividends indirectly to Wendy’s/Arby’s Group as permitted under the covenants of the Credit Agreement.  None were paid in 2008, and under the terms of the Arby's Credit Agreement, there was no availability as of December 28, 2008 for the payment of dividends to Wendy's/Arby's.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and Wendy’s and certain of its affiliates in addition to ARG and certain of its affiliates became parties (see “Item 1A. Risk Factors – Risks Related to Wendy’s and Arby’s Businesses – Wendy’s and its subsidiaries, and ARG and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged, under a Credit Agreement”).  Wendy’s, ARG and certain other subsidiaries are the co-borrowers (the “Co-Borrowers”) under the amended and restated Credit Agreement.  Under the amended and restated Credit Agreement substantially all of the assets of the Co-Borrowers (other than real property, except for mortgages on certain Wendy’s real properties), the stock of Wendy’s and ARG and certain of their domestic subsidiaries and 65% of the stock of certain of their foreign subsidiaries (all subject to certain limitations and exclusions) are pledged as collateral security, and the Co-Borrowers’ obligations are also guaranteed by substantially all of the domestic entities comprising the Wendy’s and Arby’s restaurant segments (subject to certain limitations and exclusions).   The amended and restated Credit Agreement also contains covenants that, among other things, require the Borrowers to maintain certain maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.

The amended and restated Credit Agreement includes a senior secured term loan facility (the “Amended Arby’s Term Loan”), which had $384,034 outstanding as of March 11, 2009, and a senior secured revolving credit facility of $100,000.   The Amended Arby’s Term Loan is due not later than July 2012 and the revolving credit facility expires in July 2011.  The revolving credit facility includes a subfacility for the issuance of letters of credit up to $50,000.  As of March 11, 2009, $26,182 of loans were outstanding and letters of credit in the aggregate amount of $35,117 were issued under the amended and restated Credit Agreement. The Amended Arby’s Term Loan and amounts borrowed under the revolving credit facility bear interest at the borrowers’ option at either (1) LIBOR of not less than 2.75% plus 4.00% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.50% (but not less than 3.75%), in either case plus 3.00%.  The borrowers are also charged a facility fee based on the unused portion of the total credit facility of 0.50% per annum.

(b)
Wendy’s senior notes (the “Senior Notes”) were adjusted to fair value at the date of and in connection with the Wendy’s Merger based on outstanding principal of $224,638 and $199,704 and effective interest rates of 7.0% and 6.6% for the 6.20% senior notes, 6.25% senior notes, respectively. (See Note 3). Theses notes are unsecured and are redeemable prior to maturity at our option. These Senior Notes contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. The Company was in compliance with these covenants as of December 28, 2008.

(c)
The sale-leaseback obligations (the “Sale-Leaseback Obligations”), which extend through 2028, relate to capitalized restaurant  leased assets with an aggregate net book value of $120,377 as of December 28, 2008 (see Note 25).

(d)
The capitalized lease obligations (the “Capitalized Lease Obligations”), which extend through 2036, relate to Arby’s capitalized restaurant leased assets and software with aggregate net book values of $66,690 and $6,390 respectively, as of December 28, 2008 and Wendy’s capitalized leased buildings and land with aggregate net book values of $28,223 and $8,840 respectively (see Note 25).

(e)
Wendy’s 7% Debentures (the “Debentures”) are unsecured and were adjusted to fair value at the date of and in connection with the Wendy’s Merger based on their outstanding principal of $97,135 and an effective interest rate of 8.6% (see Note 3). These Debentures contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. The Company was in compliance with these covenants as of December 28, 2008.

(f)
During 2008 we entered into a new $20,000 financing facility for one of our existing aircraft (the “Bank Term Loan”).  The facility requires monthly payments, including interest, of approximately $180 through August 2013 with a final balloon payment of approximately $15,180 due September 2013.  This loan is secured by an airplane with a net book value of $12,467 as of December 28, 2008.

(g)	The notes payable (the “Notes Payable”) were assumed as part of the California Restaurant Acquisition (see Note 3).

(h)
The 5% convertible notes (the “Convertible Notes”) are convertible into 160,000 shares of our common stock, as adjusted due to the dividend of DFR common stock distributed to our stockholders in April 2008 (see Note 8).  The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the convertible notes plus accrued interest.

A significant number of the underlying leases in the Arby’s restaurants segment for the Sale-Leaseback Obligations and the Capitalized Lease Obligations, as well as operating leases, require or required periodic financial reporting of certain subsidiary entities

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

within ARG or of individual restaurants, which in many cases has not been prepared or reported.  The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of December 28, 2008, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

On January 14, 2009, Wendy’s executed a new $200,000 revolving credit facility (the “Wendy’s Revolver”), borrowings under which were secured by substantially all of Wendy’s current assets, intangibles, stock of Wendy’s subsidiaries and a portion of their real and personal property.  The Wendy’s Revolver was terminated effective March 11, 2009, in connection with the execution of the amended and restated Credit Agreement described above.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50% has a $3,500 line of credit.  The availability under the AFA line of credit as of December 28, 2008 was $3,000.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000 with a fee of 0.35% on the unused portion. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations (see Note 29).  There are no amounts outstanding under this facility as of December 28, 2008.

At December 28, 2008, one of Wendy’s Canadian subsidiaries had a revolving credit facility of $6,000 Canadian dollars.  No amounts were outstanding under this facility as of December 28, 2008 which bears interest at the Bank of Montreal Prime Rate.

During 2006, an aggregate $172,900 principal amount of the Company’s Convertible Notes were converted or effectively converted into an aggregate of 4,323 shares of class A common stock and 8,645 shares of class B common stock (see Note 10).  In order to induce the effective conversions, the Company paid negotiated premiums aggregating $8,998 to certain converting noteholders consisting of cash of $4,975 and 244 shares of class B common stock with an aggregate fair value of $4,023 based on the closing market price of the Company’s class B common stock on the dates of the effective conversions.  The aggregate resulting increase to “Stockholders’ equity” was $177,818 consisting of the $172,900 principal amount of the Convertible Notes, the $4,023 fair value for the shares issued for premiums and the $895 fair value of 54,000 shares of class B common stock issued to certain note holders who agreed to receive such shares in lieu of a cash payment for accrued interest.

(11) Gain (loss) on early extinguishments of debt

The components of the gain and losses on early extinguishments of debt in 2008 and 2006, respectively, are as follows:

	2008	2006
Discount on amounts voluntarily prepaid on the Arby’s Term Loans (Note 10)	$3,656	$-
Premiums paid in cash and Class B Common Shares upon conversion of the Convertible Notes	-	(8,998)
Write-off of previously unamortized deferred financing and other costs primarily on Convertible Notes	-	(5,084)
	$3,656	$(14,082)

(12) Derivative instruments

The Company invests in derivative instruments that are subject to the guidance in SFAS 133.  At December 28, 2008, these instruments are as follows: (1) put options on equity securities and (2) total return swaps on equity securities. Prior to their expiration through October 2008, we also had three interest rate swap agreements (the “Swap Agreements”) related to our Term Loan (see Note 10). Prior to the effective redemptions of the Opportunities Fund and the DM Fund (see Note 1), the Company had invested in short-term trading derivatives as part of its overall investment portfolio strategy. Other than the Swap Agreements, the Company did not designate these derivatives as hedging instruments, and accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in the Company’s results of operations.  In addition, prior to the Deerfield sale, we had a derivative instrument related to the vested portion of stock options owned by the Company in DFR (see Note 27). The Company also had a put and call arrangement that matured in July 2007 on a portion of the foreign currency exposure of its investment in Jurlique.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The Swap Agreements hedged a portion of the related Term Loan interest rate risk exposure.  As discussed in Note 10, interest payments under Arby’s Term Loan are based on LIBOR plus a spread.  These hedges of interest rate risk relating to Arby’s Term Loan had been designated as effective cash flow hedges at inception and on an ongoing quarterly basis through their expiration dates.  There was no ineffectiveness from these hedges through their expiration in 2008.  Accordingly, gains and losses from changes in the fair value of the hedges were included in the “Unrealized gains (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss).”  If a hedge or portion thereof had been determined to be ineffective, any changes in fair value would have been recognized in the Company’s results of operations.

The Company’s cash flow hedges included the Swap Agreements and the equity in DFR’s cash flow hedges.  The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income (loss):

	2008	2007	2006
Unrealized holding gains (losses) arising during the year	$251	$(826)	$2,084
Equity in change in unrealized holding gains (losses) arising during the year	3	(1,087)	(272)
Reclassifications of prior year unrealized holding gains into net income or loss	-	(1,951)	(1,488)
	254	(3,864)	324
Income tax (provision) benefit	(99)	1,472	(135)
	$155	$(2,392)	$189

The notional amounts and the carrying amounts of the Company’s derivatives described above as of December 28, 2008, all of which are in “Other liabilities”  in the accompanying consolidated balance sheet, are as follows:

	Year-End 2008
	Notional Amount	Carrying Amount
Put options on equity securities	$(111)	$(7)
Total return swaps on equity securities	14,715	$(2,979)

Recognized net gains (losses) on the Company’s derivatives were classified in the accompanying consolidated statements of operations as follows:

	2008	2007	2006
Interest expense:
Swap Agreements	$(1,797)	$1,917	$1,513
Investment income, net:
Put and call option combinations on equity securities	2,411	3,315	305
Total return swaps on equity securities	(5,165)	2,144	43
Put options	1,036	(1,036)	-
Trading derivatives	-	(741)	2,878
Other	-	-	(59)
Other income (expense), net:
Foreign currency put and call arrangement settled in 2007 (Note 22)	-	(877)	(420)
	$(3,515)	$4,722	$4,260

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(13) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows:

	Year-End
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (a)	$90,102	$90,102	$78,116	$78,116
Restricted cash equivalents (Note 7) (a):
Current	20,792	20,792	-	-
Non-current	34,032	34,032	45,295	45,295
Short-term investments (Note 6) (b)	162	162	2,608	2,608
DFR Preferred Stock (Notes 3 and 8) (c)	-	-	70,378	70,378
DFR Notes receivable (Note 4) (d)	25,344	25,344	46,219	46,219
Non-current Cost Investments (Note 8) for which it is:
Practicable to estimate fair value (e)	12,010	11,927	12,686	17,490
Not practicable to estimate fair value (f)	788		1,308
Restricted investments (Notes 6 and 8) (b)	30,271	30,271	55,675	55,675
Swap agreements (Note 12) (g)	-	-	116	116
Financial liabilities:
Swap agreements (Note 12) (g)	-	-	360	360
Long-term debt, including current portion (Note 10):
Senior secured term loan, weighted average effective interest of 5.73% as of December 28, 2008 (b)	385,030	238,718	555,050	555,050
6.20% senior notes, due in 2014 (b)	199,111	214,710	-	-
6.25% senior notes, due in 2011 (b)	188,933	198,151
Sale-leaseback obligations due through 2028 (h)	123,829	136,707	105,897	112,851
Capitalized lease obligations due through 2036 (h)	106,841	111,788	72,355	76,582
7% Debentures, due in 2025 (b)	78,974	89,503	-	-
6.54% Secured bank term loan, due in 2013 (h)	19,790	21,072	-	-
Notes payable, weighted average interest of 7.27% as of December 28, 2008 due through 2014 (h)	5,298	5,553	-	-
5% convertible notes due in 2023 (i)	2,100	1,934	2,100	2,058
Other	1,671	1,775	3,931	4,029
Total long-term debt, including current portion	1,111,577	1,019,911	739,333	750,570

Securities sold with an obligation to purchase-restricted (Note 8) (b)	16,626	16,626	-	-
Other derivatives in liability positions - restricted (Notes 8 and 12) (b)	2,979	2,979	310	310
Guarantees of (Note 26):
Lease obligations for Arby’s restaurants not operated by the Company (j)	460	460	540	540
Debt obligations of AmeriGas Eagle Propane, L.P. (k)	-	690	-	690
Franchisee loans obligations (l)	706	706	-	-

(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(b)	The fair values are based on quoted market prices.

(c)
The fair value of the DFR Preferred Stock received in connection with the Deerfield Sale as of December 30, 2007 was based on the quoted market price of the related DFR Common Stock into which it was mandatorily convertible and is shown net of a deferred gain of $6,945.  The DFR preferred stock was converted to DFR common stock and distributed to our stockholders in 2008 (Note 3).

(d)
The fair value of the DFR Notes received in connection with the Deerfield Sale was based on the present value of the probability weighted average of expected cash flows of the notes which could reasonably approximate their collectability. The Company believes that the 2007 present value approximated the fair value of the DFR Notes as of December 30, 2007 due to the close proximity to the Deerfield Sale.  Due to significant financial weakness in the credit markets and at DFR and based upon current publicly available information and other factors further discussed in Note 4, the company established an allowance for doubtful accounts for the DFR Notes of $21,227 at December 28, 2008. The notes’ carrying amount net of the allowance was $25,344 at December 28, 2008.

(e)
These consist of investments in certain non-current cost investments.  The fair values of these investments, other than Jurlique (see Note 8), were based entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices.  To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.  The fair value of our investment in Jurlique as of December 30, 2007 was based upon the price per share received upon the sale of a portion of our investment during 2006.  We evaluated operating reports and other available information of Jurlique for 2007 which did not indicate any change in this valuation as of December 30, 2007.  Based on an evaluation of our investment in Jurlique and their operating results in 2008 (see Note 20), we determined that its value had declined due to a significant deterioration in their operating results and, utilizing a market multiples model based on projected performance, that the decline was other than temporary.  Therefore we recorded an other than temporary loss of the entire investment carrying value of $8,504 in 2008 (Note 20).

(f)	It was not practicable to estimate the fair value of these cost investments because the investments are non-marketable.

(g)	The fair values were based on quotes provided by the bank counterparties.

(h)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(i)	The fair values were based on broker/dealer prices since quoted asked prices close to our fiscal year end dates were not available for the remaining Convertible Notes.

(j)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the RTM Acquisition date less subsequent amortization.

(k)
The fair value was determined by management, with the assistance of a valuation firm, based on the net present value of the probability adjusted payments which may be required to be made by the Company.

(l)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts and notes receivable, non-current notes receivable (excluding the DFR Notes described above), advertising fund restricted assets and liabilities, accounts payable and accrued expenses, other than the swap agreements detailed in the table above, approximated fair value due to the related allowance for doubtful accounts and notes receivable and the short-term maturities of accounts and notes receivable, accounts payable and accrued expenses and, accordingly, they are not presented in the table above.

In September 2006, FASB issued SFAS No. 157, as amended, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 addresses issues relating to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The definition of fair value in SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability, not the price that would be paid to acquire an asset or received to assume a liability.  The methods used to measure fair value should be based on the assumptions that market participants would use in

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

pricing an asset or a liability (“Market Value Approach”).  SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to adoption.   FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  In addition, FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), defers the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year, except for items recognized or disclosed on a recurring basis at least annually.  FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active,” (“FSP FAS 157-3”) clarifies the application of SFAS 157 when the market for a financial asset is inactive.  This new guidance illustrates the fact that approaches other than the Market Value Approach to determining fair value may be appropriate for instruments such as those for which the market is no longer active.  In utilizing these other approaches, however, the guidance reiterates certain of the measurement principles described in SFAS 157.  SFAS 157 was, with some limited exceptions, applied prospectively and was effective commencing with our first fiscal quarter of 2008, with the exception of the areas mentioned above under which exemptions to or deferrals of the application of certain aspects of SFAS 157 apply.  Our adoption of SFAS 157 and the related staff positions in 2008 did not result in any change in the methods we use to measure the fair value of our financial assets and liabilities. We are presenting the expanded fair value disclosures of SFAS 157 below.

The fair values of our financial assets or liabilities and the hierarchy of the level of inputs are summarized below:

	December 28,	Fair Value Measurements at December 28, 2008 Using
	2008	Level 1	Level 2	Level 3
Assets
Available-for-sale securities:
Short-term investments (Note 6) (b)	$162	$162	$-	$-
Restricted investments (Notes 6 and 8) (b)	30,271	30,271	-	-
Total assets	$30,433	$30,433	$-	$-

Liabilities
Securities sold with an obligation to purchase-restricted (Note 8) (b)	$16,626	$16,626	$-	$-
Other derivatives in liability positions-restricted (Notes 8 and 12) (b)	2,979	2,979	-	-
Total liabilities	$19,605	$19,605	$-	$-

(14) Income Taxes

Income Taxes

The (loss) income from continuing operations before income taxes and minority interests consisted of the following components:

	2008	2007	2006
Domestic	$(583,339)	$9,450	$5,221
Foreign	2,427	(36)	111
	$(580,912)	$9,414	$5,332

The benefit from (provision for) income taxes from continuing operations consisted of the following components:

	2008	2007	2006
State	$(4,017)	$(2,036)	$(4,246)
Foreign	(1,965)	(387)	(380)
Current tax (provision) benefit	(5,982)	(2,423)	(4,626)
U.S. Federal	90,465	9,036	(2,178)
State	14,608	1,741	2,192
Foreign	203	-	-
Deferred tax benefit (provision)	105,276	10,777	14
Income tax benefit (provision)	$99,294	$8,354	$(4,612)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The deferred income tax assets and the deferred income tax (liabilities) resulted from the following components:

	Year-End
	2008	2007
Deferred tax assets:
Net operating/capital loss and tax credit carryforwards	$171,909	$68,296
Accrued compensation and related benefits	34,653	14,677
Unfavorable leases	36,830	14,666
Other	77,612	33,374
Valuation allowances	(80,886)	-
Total deferred tax assets	$240,118	$131,013
Deferred tax liabilities:
Intangible assets	(464,945)	(18,970)
Owned and leased fixed assets and related obligations	(124,727)	(31,009)
Gain on sale of propane business	(34,692)	(34,503)
Other	(53,074)	(17,560)
Total deferred tax liabilities	$(677,438)	$(102,042)
	$(437,320)	$28,971

At December 28, 2008, the Company’s net deferred tax liabilities totaled $437,320.  At December 30, 2007, the Company’s net deferred tax benefits totaled $28,971.  The increase in net deferred tax liabilities is principally the result of deferred tax liabilities of the Wendy’s merger which related to differences between the assigned values in the purchase price allocation (see note 3) and the tax basis of the net assets acquired partially offset by increases in deferred tax assets resulting from our impairment of deductible goodwill and other than temporary losses to the extent a benefit could be realized (see notes 18 and 20).

U.S. income taxes and foreign withholding taxes are provided on undistributed earnings of foreign subsidiaries, primarily Canadian, that are not essentially permanent in duration.  There were no undistributed earnings at December 28, 2008.

The Wendy’s Merger qualified as a reorganization under Section 368(a)(2)(E) of the Internal Revenue Code.   Based on the merger exchange ratio, the former shareholders of Wendy’s own approximately 80% of the total stock of Wendy’s/Arby’s outstanding immediately after the Wendy’s Merger.  Therefore, the Wendy’s Merger was treated as a reverse acquisition for U.S. Federal income tax purposes. As a result of the reverse acquisition, Wendy’s/Arby’s and its subsidiaries became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent.  In addition, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.  Also as a result of the Wendy’s Merger, there was an ownership change at Wendy’s/Arby’s as defined in Section 382 of the Code which places a limit, as defined in the Code, on the amount of a Company’s net operating losses that can be deducted for tax purposes once there has been an ownership change.

As of December 28, 2008, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $318,000 which expire beginning in 2022. The utilization of loss carryforwards in future federal income tax returns is subject to an annual limitation of approximately $29,000 under IRC Section 382 although it could be higher in the 5 year period following the Wendy’s Merger under certain circumstance allowed by IRC Section 382.  The net operating losses reflect deductions for federal income tax purposes of $117,939 relating to the exercise of stock options and vesting of restricted stock.  In accordance with SFAS 123(R), the Company was unable to recognize the $42,660 tax benefit relating to these deductions because it has no income taxes currently payable against which the benefits can be realized as a result of its net operating loss carryforward position.  When such benefits are realized against future income taxes payable by the Company, it will recognize them in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital”.

Additionally, the Company has carryforwards other than Federal net operating losses principally consisting of:

1)	A $209,860 capital loss resulting from Wendy’s sale of Fresh Enterprises, Inc. & Subsidiaries “Baja Fresh” in 2006. U.S. Federal capital losses may be carried forward for five years.
2)	$18,675 of tax credits, principally consisting of foreign tax credits generated in 2008. The tax credits may be carried forward for periods of 10 years or more.
3)	State net operating loss carryforwards subject to various limitations and carryforward periods.

The Company has provided deferred tax valuation allowances after reviewing available evidence in accordance with FAS 109 including tax planning strategies that are prudent and feasible.  As of December 28, 2008, the Company had valuation allowances of $80,886 resulting from uncertainties regarding the future realization of the capital loss carryforward and certain of our state net operating loss carryforwards.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

A reconciliation of the difference between the reported benefit from (provision for) income taxes and the respective benefit (tax) that would result from applying the 35% U.S. Federal statutory rate to the (loss) income from continuing operations before income taxes and minority interests is as follows:

	2008	2007	2006
Income tax benefit (provision) computed at U.S. Federal statutory rate	$203,306	$(3,295)	$(1,866)
State income taxes, net of U.S. Federal income tax effect	6,884	(191)	(1,335)
Tax benefit of foreign tax credits, net of tax on Foreign earnings (a)	9,241	-	-
Impairment of non-deductible goodwill (see Notes 9 and 18)	(99,696)	-	-
Loss on DFR common stock with no tax benefit (see Notes 3 and 8)	(20,259)	-	-
Non-deductible expenses	(1,921)	(2,338)	(4,872)
Adjustments related to prior year tax matters (b)	(706)	2,574	(637)
Minority interests in income of consolidated subsidiaries	119	939	4,033
Previously unrecognized contingent benefit (c)	-	12,488	-
Other, net (d)	2,326	(1,823)	65
	$99,294	$8,354	$(4,612)

(a)	Includes previously unrecognized benefit in 2008 of foreign tax credits net of foreign income and withholding taxes on $23,985 repatriation of foreign earnings.
(b)	Includes the effects of U.S. Federal and state tax examination settlements, statute of limitations lapses, and changes in estimates used in calculating the income tax provision.
(c)      Represents a previously unrecognized contingent tax benefit related to two deferred compensation trusts (see Note 27).
(d)
Includes a one-time tax charge in 2007 connected with the Company’s initiative to simplify its corporate structure in addition to tax effects of dividend income exclusions and AFA income (loss) with no tax effect. There were no individually significant items in 2008.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. Federal income tax return for the tax period ended December 28, 2008 as part of the Compliance Assurance Program (“CAP”).  Our December 28, 2008 U.S. Federal income tax return includes Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008.  Wendy’s/Arby’s U.S. Federal income tax returns for periods ending January 1, 2006 to September 29, 2008 are not currently under examination.  Wendy’s has been participating in the IRS’s CAP since the tax year ending December 31, 2006.   The Wendy’s Federal income tax returns for 2007 and prior years have been settled.  The CAP program has been extended by the IRS and Wendy’s for 2008.  As part of the CAP program, tax returns are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  The 2008 agreement with the IRS will include Wendy’s for all of 2008 and the Company for the period September 30, 2008 to December 28, 2008.

Certain of the Company’s state income tax returns from its 1998 fiscal year and forward remain subject to examination.  Various state income tax returns are currently under examination.

FIN 48

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, the Company increased its liability for unrecognized tax benefits to $13,157, or an increase of $4,820. Additionally, the Company recognized an increase in its liability for interest of $487 and penalties of $247 related to uncertain income tax positions, both partially offset by an increase in its deferred income tax benefit of $3,200 and a reduction in the tax related liabilities of discontinued operations of $79, with the net effect of $2,275 accounted for as a decrease to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	2008	2007
Beginning balance	$12,266	$13,157
Additions:
Wendy’s unrecognized tax benefits at the Wendy’s Merger date	16,816	-
Tax positions related to the current year	996	387
Tax positions of prior years	4,362	108
Reductions:
Tax positions of prior years	(2,982)	(976)
Settlements	(578)	(72)
Lapse of statute of limitations	(559)	(338)
Ending balance	$30,321	$12,266

Included in the balance of unrecognized tax benefits at December 28, 2008 and December 30, 2007 respectively, are $22,155 and $9,482 (net of U.S. Federal benefit on state issues) of tax benefits that, if resolved favorably would reduce the Company’s tax expense.

During 2009, the Company believes it is reasonably possible it will reduce unrecognized tax benefits by up to $8,500, primarily as a result of the completion of certain state tax audits.  Any increases in unrecognized tax benefits will result primarily from state tax positions expected to be taken on tax returns for 2009.  As a result of our participation in the CAP program described above, the Company has no unrecognized tax benefits related to its U.S. Federal income tax for the period ended December 28, 2008.

The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense” and penalties in “General and administrative expenses”.  As a result of the implementation of FIN 48, the Company recognized a $487 increase in the liability for interest and a $247 increase in the liability for penalties which was a reduction to the January 1, 2007 balance of retained earnings.  During 2008 and 2007 the Company recognized $390 and $1,619 of interest expense and $1,307 and $0 of penalties, both respectively related to uncertain tax positions.  The Company has approximately $6,157 and $3,328 accrued for interest and $1,914 and $247 accrued for penalties as of December 28, 2008 and December 30, 2007, both respectively.

Discontinued Operations

The Company includes unrecognized tax benefits and related interest and penalties for discontinued operations in “Liabilities related to discontinued operations” in the accompanying consolidated balance sheets.  During 2008 and 2007, certain state tax matters of discontinued operations were either settled or the statute of limitations for examination expired.  In connection with these matters, the Company recognized income tax benefits and released related interest and penalty accruals of $1,701, $1,144 and $688 in 2008, 2007 and 2006, respectively, included in “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.  At December 28, 2008, the Company has unrecognized tax benefits, interest and penalties of $3,633 for state tax matters related to discontinued operations.  If these tax benefits were to be recognized, they would affect the gain or loss on disposal of discontinued operations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(15) Stockholders’ Equity

As discussed in Note 3, in connection with the September 29, 2008 Wendy’s Merger, Wendy’s/Arby’s stockholders approved a charter amendment to convert each of the then existing Triarc Class B common stock into one share of Wendy’s/Arby’s Class A common stock (the “Conversion”).  Prior to the merger date, there were no changes in the 29,551 issued shares of Class A common stock during the periods presented below. As of the date of the Wendy’s Merger, 376,776 shares of Wendy’s/Arby’s Class A common stock were issued to Wendy’s shareholders.  Subsequent to the merger, we only have Class A common stock; therefore, the summarized activity in the table below presents Class A common stock subsequent to the date of the Wendy’s Merger in 2008 and Class B common stock from 2006 through the date of the Wendy’s Merger.  Our common stock and common stock held in treasury activity for 2008, 2007 and 2006 is as follows:

	Common Stock			Treasury Stock

	2008	2007	2006	2008		2007		2006

	Class B prior to September 29, 2008 Class A subsequent to September 29, 2008			Class A	Class B	Class A	Class B	Class A	Class B
Number of shares at beginning of year	64,025	63,656	59,101	667	174	805	486	6,192	8,216
Net effect of combining Class B common stock and Class A common stock presentation	29,551			2	(2)
Stock issuance related to Wendy’s Merger. (Note 3)	376,776	-	-	-	-	-	-	-	-
Common shares issued:
Upon exercises of stock options (Note 16)	-	329	11,394	(5)	-	(43)	(190)	(3,494)	(257
In connection with the Convertible Notes Conversions (Note 10)	-	-	1,623	-	-	-	-	(4,323)	(7,320
Upon vesting of restricted stock (Note 16)	8	-	-	-	-	(99)	(482)	(50)	(243
For time-vesting restricted stock (Note 16)	7	226	-	(48)	(211)	-	-	-	-
For directors’ fees	1	-	-	(15)	(2)	(3)	(1)	(3)	(1
Common shares received or withheld:
As payment in connection with exercises of stock options (Notes 16 and 27)	-	(152)	(6,464)	-	-	6	114	1,720	2
For forfeitures of restricted stock	8	-	-	28	16
As payment for withholding taxes on capital stock transactions (Notes 16 and 27)	-	(34)	(1,998)	591	25	1	247	763	89
Other	48	-	-	-	-	-	-	-	-
Number of shares at end of year	470,424	64,025	63,656	1,220	-	667	174	805	486

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Adjustments to Beginning Retained Earnings

As disclosed in Note 1, the SEC issued SAB 108 during 2006, which was adopted by the Company as of December 31, 2006.  Prior to adopting SAB 108, the Company used only the Rollover approach to quantify unrecorded adjustments and considered all unrecorded adjustments to be immaterial.  However, when quantifying unrecorded adjustments under the Iron Curtain approach, the Company concluded that one of the unrecorded adjustments resulting from income deferred in years prior to 2004 was material.  Additionally, when applying this Iron Curtain approach the Company identified two accruals provided in years prior to 2004 that were also no longer required although not material.  The Company previously recorded the cumulative effect of these unrecorded adjustments, one of which was then considered to be material, as an adjustment increasing retained earnings as of the beginning of 2006, as permitted under the transition provisions of SAB 108.

The nature of the adjustments and the impact of each on the Company’s consolidated retained earnings as of January 2, 2006 are presented below:

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

As discussed in Note 14, the Company adopted FIN 48 on January 1, 2007.  As a result of the adoption, the Company previously recorded a reduction of retained earnings as of the beginning of 2007.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout the 2008, 2007 and 2006 fiscal years.

(16) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”), including those assumed in the Wendy’s Merger discussed below, which collectively provide or provided for the grant of stock options, restricted shares of Wendy’s/Arby’s common stock, tandem stock appreciation rights and restricted share units to certain officers, other key employees, non-employee directors and consultants, although the Company has not granted any tandem stock appreciation rights or restricted share units.  The Equity Plans

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

also provide for the grant of shares of Wendy’s/Arby’s common stock to non-employee directors.  As of December 28, 2008 there were approximately 19,500 shares of Class A Common Stock available for future grants under the Equity Plans, including shares available under the plans assumed in the Wendy’s Merger discussed below. The Company has also granted certain Equity Interests to certain officers and key employees as described in Note 1 and below.

Effective with the Wendy’s Merger, Wendy’s/Arby’s also assumed the existing Wendy’s equity plans (the “Wendy’s Plans”) which collectively provided for the grant of stock options, restricted shares, stock appreciation rights or restricted stock units for certain employees and non-employee directors to acquire common shares of Wendy’s.  Pursuant to the merger agreement, each outstanding Wendy’s option as of the merger date was converted into 4.25 options for one share of Wendy’s/Arby’s Class A Common Stock.  We performed valuations on the Wendy’s options both before and after the Conversion and determined that the value of the options after the Conversion was $1,923 higher than the pre-merger value included in the consideration in the Wendy’s Merger (see Note 3).  As such, we recorded additional compensation expense in 2008 for this amount.  The total value of the Wendy’s options after the Conversion, including the $1,923 mentioned above, was $18,896.  This amount differs from the Wendy’s stock option value used in the purchase accounting adjustment to goodwill (see Note 3) because that value of $18,495 was calculated as of the announcement date of the Wendy’s Merger.

Stock Options

Prior to the date of the Conversion, our outstanding stock options were exercisable for either (1) a package (the “Package Options”) of one share of Class A Common Stock and two shares of Class B Common Stock, (2) one share of Class A Common Stock (the “Class A Options”) or (3) one share of Class B Common Stock (the “Class B Options”).  As of the date of the Wendy’s Merger, as discussed in Note 3, we converted to a single class of common stock.  As such, all stock options outstanding as of December 28, 2008 (including those under the Wendy’s Plans) are now exercisable for one share of Class A Common Stock (three shares of Class A Common Stock for Package Options).  Summary information regarding Wendy’s/Arby’s outstanding stock options, including changes therein, is as follows:

	Package Options			Class A Options			Class B Options

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,548	23.39		1,300	16.55		9,388	13.96
Granted during 2006	-			116	20.20		1,899	16.85
Exercised during 2006	(2,280)	21.88	$86,304	(1,214)	16.33	$5,839	(7,090)	14.28	$35,453
Forfeited during 2006	-			-			(242)	13.79
Outstanding at December 31, 2006	268	23.89		202	17.06		3,955	13.76
Granted during 2007	-			32	16.40		1,026	15.82
Exercised during 2007	(43)	23.11	$1,269	-		$-	(432)	12.38	$2,697
Forfeited during 2007	-			(33)	21.45		(222)	16.68
Outstanding at December 30, 2007	225	24.04	$657	201	16.22	$-	4,327	14.24	$1,692
Conversion of Class B Options to Class A Options				4,902	12.99		(4,902)	12.99
Options assumed with the Wendy’s Merger	-			16,341	6.68		-
Granted during 2008	-			5,549	5.08		741	6.60
Exercised during 2008	-			(5)	3.35	$4	-		$-
Forfeited during 2008	(15)	25.26		(895)	6.63		(166)	13.43
Outstanding at December 28, 2008	210	23.54	$-	26,093	7.60	$2,557	-
Vested or expected to vest at December 28, 2008 (a)	210	23.54	$-	23,783	7.67	2,501	-
Exercisable:
December 31, 2006	268	23.89		148	17.33		2,315,396	12.43
December 30, 2007	225	24.04		153	16.11		2,457,326	12.90
December 28, 2008	210	23.54	$-	12,451	8.60	$2,229	-	-	N/A

(a)	The weighted average remaining contractual terms for the Package Options and Class A Options that are vested or are expected to vest at December 28, 2008 are 2.9 years and 8.3 years, respectively.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The weighted average fair value per share as of the grant date as calculated under the Black-Scholes Model of the Company’s stock options granted during 2008, 2007 and 2006, which were granted at exercise prices equal to the market price of the Company’s common stock on the grant date were as follows:

	Class A Options	Class B Options
2008	2.12	2.20
2007	4.57	4.52
2006	3.37	4.79

The fair value of the Company’s stock options on the date of grant and as of the merger date for options assumed was calculated under the Black-Scholes Model with the weighted average assumptions set forth as follows:

	2008		2007		2006
	Class A Options	Class B Options	Class A Options	Class B Options	Class A Options	Class B Options
Risk-free interest rate	2.13%	3.78%	4.88%	4.69%	4.83%	4.90%
Expected option life in years	6.2	7.5	8.4	7.5	3.8	6.9
Expected volatility	47.0%	36.0%	20.9%	26.5%	20.9%	27.4%
Expected dividend yield	1.29%	2.53%	2.01%	2.38%	2.00%	2.42%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield approximating the expected option life of stock options granted during the respective years.  The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding based on the Company’s historical exercise trends for similar grants.  The expected volatility is based on the historical market price volatility of the classes of common stock for the related options granted during the years.  The expected dividend yield represents the Company’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

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

As of December 28, 2008, there was $16,408 of total unrecognized compensation cost related to nonvested share-based compensation grants which would be recognized over a weighted-average period of 2.6 years.  The Company’s currently outstanding stock options have maximum contractual terms of ten years and, with certain exceptions, vest ratably over three years.  All of the options under the Wendy’s Plans that were granted prior to 2008 vested immediately as of the date of the Wendy’s Merger.  Options granted under the Wendy’s Plans during 2008, regardless of whether they were granted before or after the merger, vest ratably over three years from the date of grant, with certain exceptions.

All discussions below related to option activity for prior years include a discussion of the then available Class B Common Stock or options which, if they were still outstanding as of the date of the Wendy’s Merger, have been converted to Class A Common Stock or options exercisable into Class A Common Stock.

The Company reduced the exercise prices of all outstanding stock options for the DFR dividend distributed to shareholders of record as of March 29, 2008 (see Note 3).  The exercise prices were reduced by $0.39 for each of the Package Options and by $0.13 for each of the Class A Options and Class B Options.

The Company reduced the exercise prices of all outstanding stock options for each of three special cash dividends of $0.15 for each share of Class A and Class B Common Stock effective as of the ex-dividend dates, on December 14, 2006.  The exercise prices were reduced by $0.45 for each of the Package Options and by $0.15 for each of the Class A Options and Class B Options on each of the ex-dividend dates of February 15, 2006, June 28, 2006 and December 1, 2006, resulting in maximum adjustments to the exercise prices of $1.35 for each of the Package Options and $0.45 for each of the Class A Options and Class B Options.  Those option holders who exercised stock options prior to December 14, 2006, but subsequent to the respective ex-dividend dates, received cash payments by the Company aggregating $125, effectively representing retroactive adjustments to the exercise prices which had not yet been reflected upon the exercise of such stock options.  Such reduction of the exercise prices of the stock options did not result in any compensation expense to the Company since the fair value of the options immediately after each of the adjustments was less than the fair value immediately before the adjustments.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

On December 14, 2006 the Company also amended all outstanding stock options under the Equity Plans by permitting optionees to pay both the exercise price and applicable minimum statutory withholding taxes by having the Company withhold shares that would have been issued to the optionee upon exercise (the “Net Exercise Features”).  By utilizing the Net Exercise Features, an optionee would not be required to tender the purchase price or applicable withholding taxes of the shares being acquired under the option in cash, but rather, upon exercise, the optionee receives only such numbers of shares as is equal in value to the excess of the aggregate fair market value of the shares being purchased, based on the closing price of the Company’s stock on the exercise date, over the aggregate exercise price and applicable withholding taxes for those shares. The Net Exercise Features are permitted under SFAS 123(R) and, accordingly, such amendment did not result in any compensation expense to the Company.  The shares withheld from exercises of stock options under the Net Exercise Features in 2006, 2007, and 2008 are included in “Common shares received or withheld as payment in connection with exercises of stock options” and “Common shares withheld as payment for withholding taxes on capital stock transactions” in the table which summarizes changes in shares of common stock and common stock held in treasury in Note 15 and, for presentation purposes, have not been offset within “Common shares issued upon exercises of stock options” in that table.

Pursuant to other agreements the Company entered into for its own tax planning reasons, on December 21, 2006 two of the Company’s then senior executive officers (the “Former Senior Officers”) other than the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer of the Company (the “Former Executives”) exercised an aggregate 131 Package Options and 215 Class B Options utilizing the Net Exercise Features.  The Company withheld 84 and 353 shares of its Class A and Class B Common Stock, respectively, otherwise issuable in connection with the stock option exercises to satisfy the Former Senior Officers’ exercise prices and applicable minimum statutory withholding taxes.  On December 21, 2006 the Company then granted the Former Senior Officers an aggregate 84 and 353 Class A Options and Class B Options, respectively, to compensate the Former Senior Officers for the unintended economic disadvantage relative to future price appreciation from the shares of the Company’s Class A and Class B Common Stock withheld by the Company to satisfy the exercise prices and withholding taxes.  The newly granted options, which were granted with exercise prices equal to the closing market prices of the Company’s Class A and Class B Common Stock of $21.45 and $19.55, respectively, on December 21, 2006, were fully vested at the grant date and had the same expiration dates as the corresponding exercised options.  The Company recognized compensation expense of $1,758 during the year ended December 31, 2006 related to such options granted on December 21, 2006 representing the fair value of such awards.  During 2007, 33 and 67 of these Class A Options and Class B Options, respectively, expired unexercised.

The Company was obligated to grant 100 restricted shares of the Company’s Class B Common Stock to its current Chief Executive Officer (the “CEO”) and also then Chief Executive Officer of Arby’s in accordance with the terms of an employment agreement effective April 13, 2006.  Such restricted shares (the “2006 Restricted Shares”) have both time vesting targets (67 shares) and performance vesting targets (33 shares).  As the performance vesting targets had not been agreed upon by December 31, 2006, pursuant to the CEO’s employment agreement, the Company could have been obligated to grant stock options to the CEO having a fair value equal to the market price of 100 restricted shares of the Company’s Class B Common Stock as of the April 13, 2006 date of commencement of the employment term.  The total fair value of such stock options would have aggregated $1,692 and would have been recognized ratably as compensation expense over the three-year vesting period which would have commenced retroactively as of April 13, 2006 had such options been issued instead of the restricted shares resulting in compensation expense of $742 during the year ended December 31, 2006.  As such, the Company recognized $742 as its estimate of the minimum related compensation expense during the year ended December 31, 2006 for the 2006 Restricted Shares.  The performance targets were agreed upon during 2007 and the Company recognized compensation expense of $66 and $495 during the years ended December 28, 2008 and December 30, 2007, respectively, related to the 2006 Restricted Shares.  During 2008 and 2007, respectively, 17 and 33 shares of the time vesting shares vested on the anniversary of the date of commencement.  In addition, during 2008, 8 shares of the performance vesting shares vested as a result of meeting 50% of the performance vesting targets set for 2007.  The remaining 8 shares related to 2007 performance were forfeited in 2008 due to the fact that the performance targets were not fully met in 2007 and were not anticipated to be met in 2008.  In addition, the Company is not recognizing compensation expense on the remaining 17 performance shares available for 2008 due to the fact that the performance targets were not met.  These shares will be forfeited in 2009.
2005 Restricted Shares

On March 14, 2005, the Company granted certain officers and key employees 149 and 731 contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock (the “2005 Restricted Shares”), respectively, under one of its Equity Plans (See Note 1).  The 2005 Restricted Shares initially vested ratably over three years, subject to meeting, in each case, certain increasing Class B Common Share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a Class B Common Share market price target of $18.50 per share.  Prior to 2006, no shares vested but 1 share had been cancelled.  On March 14, 2006, the closing market price of the Class B Common Stock met the market price target, resulting in the vesting of one-third of the then outstanding 2005 Restricted Shares, less 1 share which was cancelled in 2006.  On March 14, 2007, the closing market price of the Class B Common Stock met the market price target, resulting in the vesting of one-third of the then outstanding 2005 Restricted Shares, less 3 shares which were cancelled. On June 29, 2007, the

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Performance Compensation Subcommittee of the Company’s Board of Directors, in connection with a corporate restructuring (see Note 17), approved the vesting of the remaining one-third of the then outstanding 2005 Restricted Shares. Prior to January 2, 2006, the Company’s 2005 Restricted Shares were accounted for as variable plan awards since they vested only if the Company’s Class B Common Stock met certain market price targets.  The Company measured compensation cost for its 2005 Restricted Shares by estimating the expected number of shares that would ultimately vest based on the market price of its Class B Common Stock at the end of the year.  Based on the market prices of the Company’s Class A and Class B Common Stock as of January 1, 2006, the Company recognized aggregate unearned compensation of $11,602 in the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in capital.”  Such unearned compensation was recognized ratably as compensation expense over the vesting period of the related 2005 Restricted Shares and prior to the adoption of SFAS 123(R) was adjusted retrospectively based on the market price of the Class B Common Stock at the end of each period through January 1, 2006.  Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $5,551 with an equal offsetting reduction of “Additional paid-in capital” and commenced recognizing the remaining fair value of the 2005 Restricted Shares of $6,535, based on the original March 14, 2005 grant date fair value, as compensation expense ratably over the remaining vesting periods through the June 29, 2007 accelerated vesting date, with an equal offsetting increase in “Additional paid-in capital.”

2007 Restricted Shares

On May 23, 2007, the Company granted certain officers and key employees, other than our current Chief Executive Officer, 159 restricted shares (the “2007 Restricted Shares”) of Class B Common Stock under one of its Equity Plans.  The 2007 Restricted Shares vest ratably over three years, subject to continued employment through each of the anniversary dates.  The price of the Company’s Class B Common Stock on the May 23, 2007 grant date was $15.84 and the resulting grant-date fair value is being recognized as compensation expense ratably over the vesting periods net of an anticipated amount of forfeitures.  For 2008 and 2007, the compensation expense recognized relating to the 2007 Restricted Shares was $742 and $763, respectively.  In 2008, 19 shares were forfeited and 52 shares vested.  No 2007 Restricted Shares were forfeited or vested during 2007.

2008 Restricted Shares

On June 18, 2008 the Company granted certain officers and key employees, other than our current Chief Executive Officer, 48 restricted shares of Class A Common Stock and 218 restricted shares of Class B Common Stock (collectively, the “2008 Restricted Shares”) under one of its Equity Plans.  The 2008 Restricted Shares vest ratably over three years, subject to continued employment through each of the anniversary dates.  The prices of the Company’s Class A Common Stock and Class B Common Stock on the June 18, 2008 grant date were $6.77 and $6.76, respectively, and the resulting grant-date fair value is being recognized as compensation expense ratably over the vesting periods net of an anticipated amount of forfeitures.   For 2008, the compensation expense recognized relating to the 2008 Restricted Shares was $439.  No 2008 Restricted Shares vested during 2008 and 17 Class B Common Stock shares were forfeited.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

A summary of changes in the Company’s nonvested 2008 Restricted Shares, 2007 Restricted Shares and 2005 Restricted Shares is as follows:

	2008 Grant				2007 Grant		2005 Grant
	Class A Common Stock		Class B Common Stock		Class B Common Stock		Class A Common Stock		Class B Common Stock
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Nonvested at January 1, 2006							149	$15.59	730	$14.75
Vested during 2006							(50)	15.59	(243)	14.75
Forfeited during 2006							-		(1)	14.75
Nonvested at December 31, 2006							99	15.59	486	14.75
Granted during 2007					159	$15.84	-		-
Vested during 2007					-		(99)	15.59	(482)	14.75
Forfeited during 2007					-		-		(4)	14.75
Nonvested at December 30, 2007					159	15.84	-		-
Granted during 2008	48	$6.77	218	$6.76	-
Vested during 2008	-		-		(52)	15.84
Forfeited during 2008	-		(17)	6.76	(19)	15.84
Nonvested at December 28, 2008	48	$6.77	201	$6.76	88	$15.84

The total fair value of 2005 Restricted Shares which vested during 2007 and 2006 was $9,683 and $4,936, respectively, as of the accelerated June 29, 2007, and the March 14, 2007 and March 14, 2006 vesting dates.  The total fair value of 2007 Restricted Shares which vested during 2008 was $356 as of the May 23, 2008 vesting date.

Equity Instruments of Subsidiaries

Deerfield had granted membership interests in future profits (the “Profit Interests”) to certain of its key employees prior to 2006 for which no payments were required from the employees to acquire the Profit Interests.  The estimated fair market value at the date of grant of the Profit Interests was $2,050 in accordance with their fair market value and represented the probability-weighted present value of estimated future cash flows to those Profit Interests.  This estimated fair market value resulted in aggregate unearned

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

compensation of $1,260, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders’ equity” with an equal offsetting increase in “Additional paid-in capital” at the date of grant.  The scheduled vesting of the Profit Interests varied by employee either vesting ratably in each of the three years ended August 20, 2007, 2008 and 2009 or 100% on August 20, 2007.  This unrecognized compensation cost was recorded as compensation expense as earned over periods of three or five years.  Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $743, net of minority interests, with an equal offsetting reduction of “Additional paid-in capital” and recognized the remaining fair value of the Profit Interests as compensation expense, less minority interests, ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.” The vesting of the portion of the Profit Interests scheduled to vest on February 15, 2008 was accelerated in connection with the corporate restructuring (see Note 17) and the remaining unamortized balance was recognized as compensation expense in 2007.

Prior to 2006, the Company granted to certain members of its then management equity interests (the “Class B Units” and together with the Profits Interests, the “Equity Interests”) in TDH and Jurl which held or hold the Company’s respective interests in Deerfield and Jurlique as applicable.  The Class B Units consist of a capital interest portion reflecting the subscription price paid by each employee, which aggregated $600, and a profits interest portion of up to 15% of the equity interest of those subsidiaries in the respective net income of Deerfield and Jurlique and up to 15% of any investment gain derived from the sale of any or all of their equity interests in Deerfield or Jurlique.  The grant of the Class B Units resulted in aggregate unearned compensation of $10,880, net of minority interests, being charged to the “Unearned compensation” component of “Stockholders’ equity” at the grant date.  The unearned compensation represented the excess of the estimated fair market value of the Class B Units as of the date of grant, which reflected the probability-weighted present value of estimated future cash flows to the Class B Units, over the $600 aggregate subscription price paid by the employees.  The profits interest portion of the Class B Units vested ratably on each of February 15, 2006, 2007 and 2008. Accordingly, the unrecognized compensation cost was being recognized ratably as compensation expense over the three-year vesting period. Upon adoption of SFAS 123(R) effective January 2, 2006, the Company reversed the related unamortized “Unearned compensation” balance of $5,038 with an equal offsetting reduction of “Additional paid-in capital” and recognized the remaining fair value of the Class B Units as compensation expense, less minority interests, ratably over the remaining vesting periods, with an equal offsetting increase in “Additional paid-in capital.”  On June 29, 2007, the Performance Compensation Subcommittee of the Company’s Board of Directors, in connection with the corporate restructuring (see Note 17), approved the vesting of the remaining portion of the Profit Interests and the remaining unamortized balance was recognized as compensation expense in 2007.

The aggregate estimated fair value of the Equity Interests which vested, including the amount related to the accelerated vesting, during 2006 and 2007 were $3,633 and $2,240, respectively.

Share-Based Compensation Expense

Total share-based compensation expense and related income tax benefit and minority interests recognized in the Company’s consolidated statements of operations were as follows:

	2008	2007	2006
Compensation expense related to stock options	$5,953	$4,271	$7,500
Compensation expense related to the effect of the Conversion on Wendy’s stock options	1,923	-	-
Compensation expense related to Restricted Shares	1,247	3,479	4,363
Compensation expense related to the Equity Interests	-	2,240	4,026
Compensation expense credited to “Stockholders’ Equity”	9,123	9,990	15,889
Compensation expense related to dividends and related interest on the 2005, 2007 and 2008 Restricted Shares (a)	6	26	39
Total share-based compensation expense included in “General and administrative”	9,129	10,016	15,928
Less:
Income tax benefit	(3,363)	(2,946)	(4,436)
Minority interests	-	(233)	(249)
Share-based compensation expense, net of related income taxes and minority interests	5,766	$6,837	$11,243

(a)	In accordance with SFAS 123(R), dividends of $65, $148 and $551 that accrued on the 2008, 2007 and 2005 Restricted Shares were charged to “Retained earnings” in 2008, 2007 and 2006, respectively.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(17) Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges are summarized below:

	2008	2007	2006
Wendy’s Restaurants segment	$3,101	$-	$-
Arby’s Restaurants segment	120	652	108
General Corporate	692	84,765	3,165
	$3,913	$85,417	$3,273

The Company incurred facilities relocation and corporate restructuring charges in conjunction with the Wendy’s Merger in 2008. The charges related primarily to severance costs. We expect to incur additional facilities relocation and corporate restructuring charges with respect to the Wendy’s Merger of $6,436 in 2009 and 2010.

The facilities relocation charges incurred and recognized in our Arby’s restaurant segment for 2008, 2007 and 2006 represent additional costs principally related to the Company combining its existing restaurant operations with those of RTM following the RTM Acquisition in 2005 including relocating the corporate office of its restaurant group from Fort Lauderdale, Florida to new offices in Atlanta, Georgia. RTM and AFA concurrently relocated from their former facilities in Atlanta to the new offices in Atlanta. The charges consisted of severance and employee retention incentives, employer relocation costs,  lease termination costs, office relocation expenses, and changes in the estimated carrying costs for real estate we purchased under terms of employee relocation agreements entered into as part of  the RTM Acquisition. The project to combine the RTM and Arby’s operations is completed; as such, we do not expect to incur additional facilities relocation charges with respect to the RTM Acquisition.

The general corporate charges for 2008 and 2007 principally relate to the transfer of substantially all of our senior executive responsibilities to the ARG executive team (the “Corporate Restructuring”).  In April 2007, the Company announced that it would be closing its New York headquarters and combining the corporate and restaurant operations in Atlanta, Georgia and completed this transfer of responsibilities in early 2008.  Accordingly, to facilitate this transition, the Company had entered into contractual settlements (the “Contractual Settlements”) with the Former Executives evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  Under the terms of the Contractual Settlements, the Chairman and former Chief Executive Officer agreed to a payment obligation consisting of cash and investments with a fair value of $50,289 as of July 1, 2007 and the Vice Chairman and former President and Chief Operating Officer agreed to a payment obligation (both payment obligations collectively, the “Payment Obligations”) consisting of cash and investments with a fair value of $25,144 as of July 1, 2007, both subject to applicable withholding taxes.  The Company funded the Payment Obligations to the Former Executives, net of applicable withholding taxes, by the transfer of cash and investments to deferred compensation trusts (the “2007 Trusts”) held by the Company as of their separation date (see Note 27 ). The fair values of the 2007 Trusts at their distribution on December 30, 2007 were $47,429 for the Chairman and former Chief Executive Officer and $23,705 for the Vice Chairman and former President and Chief Operating Officer. As the Company did not fund the applicable withholding taxes on the Contractual Settlements until December 30, 2007 in an accommodation that provided us with additional operating liquidity through the end of 2007, the Chairman and former Chief Executive Officer and Vice Chairman and former President and Chief Operating Officer were paid additional amounts of $1,097 and $548, respectively, in connection with the Contractual Settlements, net of applicable withholding taxes, on December 30, 2007. The general corporate charge of $84,765 for the year ended December 30, 2007 includes (1) the fair value of the Payment Obligations paid to the Former Executives, excluding the portion of the Payment Obligations representing their 2007 bonus amounts of $2,349 and $1,150, respectively, which are included in “General and administrative” but including related payroll taxes and the additional amounts, (2) severance of $12,911 for two other former executives, excluding incentive compensation that is due to one of them for his 2007 period of employment with the Company, both including applicable employer payroll taxes, (3) severance and consulting fees of $1,739 with respect to other New York headquarters’ executives and employees and (4) a loss of $835 on properties and other assets at the Company’s former New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold during 2007 to the Management Company (see Note 27), all as part of the Corporate Restructuring.   The Corporate Restructuring is completed and, as such, we do not expect to incur any additional charges with respect thereto. The general corporate charges of $3,165 for 2006 related to the Company’s decision prior to 2006 not to relocate Triarc’s corporate offices from New York City to Rye Brook, New York.  During 2006, the Company decided to terminate the Rye Brook lease rather than continue its efforts to sublease the facility and incurred this charge principally representing a lease termination fee.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The components of facilities relocation and corporate restructuring charges in 2008, 2007 and 2006 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows:

	2008
	Balance December 30, 2007	Provisions		Payments	Balance December 28, 2008	Total Expected to be Incurred	Total Incurred to Date
Wendy’s Restaurants Segment:
Cash obligations:
Severance costs	$-	$3,101		$-	$3,101	$9,537	$3,101
Total Wendy’s restaurants segment	-	3,101		-	3,101	9,537	3,101
Arby’s Restaurants Segment:
Cash obligations:
Employee relocation costs	591	120		(639)	72	4,651	4,651
Other	-	-		-	-	7,471	7,471
	591	120	(a)	(639)	72	12,122	12,122
Non-cash charges	-	-		-	-	719	719
Total Arby’s restaurants segment	591	120		(639)	72	12,841	12,841
General Corporate:
Cash obligations:
Severance and retention incentive compensation	12,208	692		(11,938)	962	84,622	84,622
Non-cash charges	-	-		-	-	835	835
Total general corporate	12,208	692		(11,938)	962	85,457	85,457
	$12,799	$3,913		$(12,577)	$4,135	$107,835	$101,399

	2007
	Balance December 31, 2006	Provisions		Payments	Write-off of Assets	Balance December 30, 2007
Arby’s Restaurant Segments:
Cash obligations:
Severance and retention incentive compensation	$340	$15		$(355)	$-	$-
Employee relocation costs	134	637		(180)	-	591
Office relocation costs	45	-		(45)	-	-
Lease termination costs	302	-		(302)	-	-
Total Arby’s restaurants segment	821	652	(a)	(882)	-	591
General Corporate:
Cash obligations:
Severance and retention incentive compensation	-	83,930		(71,722)	-	12,208
Non-cash charges:
Loss on properties and other assets	-	835		-	(835)	-
Total general corporate	-	84,765		(71,722)	(835)	12,208
	$821	$85,417		$(72,604)	$(835)	$12,799

	2006
	Balance January 1, 2006	Provisions (Reductions)	Payments	Balance December 31, 2006
Arby’s Restaurant Segment:
Cash obligations:
Severance and retention incentive compensation	$3,812	$640	$(4,112)	$340
Employee relocation costs	1,544	(486)	(924)	134
Office relocation costs	260	(91)	(124)	45
Lease termination costs	774	45	(517)	302
Total Arby’s restaurant segment	6,390	108 (a)	(5,677)	821
General Corporate:
Cash obligations:
Lease termination costs	1,535	3,165	(4,700)	-
	$7,925	$3,273	$(10,377)	$821

_____________________________
(a) Reflects change in estimate of total cost to be incurred.

(18) Impairment of other long-lived assets

   The following is a summary of our impairment of other long-lived assets losses by business segment:

	2008	2007	2006
Arby’s Restaurants business segment:
Impairment of Company-owned restaurants:
Properties	$6,906	$1,717	$2,433
Favorable leases	521	-	1,034
Franchise agreements	510	84	146
T.J. Cinnamons brand & other	65	822	416
	8,002	2,623	4,029
Wendy’s Restaurants business segment:
Impairment of surplus properties:	1,578	-	-
Asset management segment:
Impairment of internally developed financial model	-	3,024	-
Impairment of asset management contracts	-	1,113	1,525
Impairment of non-compete agreements	-	285	-
	-	4,422	1,525
General corporate-aircraft	9,623	-	-
Total impairment of long-lived assets	$19,203	$7,045	$5,554

The Arby’s Company-owned restaurants impairment losses in each year predominantly reflected (1) impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants and (2) additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover.

The T.J. Cinnamons brand impairment losses resulted from the Company’s assessment of the brand which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products.   These impairment assessments resulted from (1) the corresponding reduction in anticipated T.J. Cinnamons unit growth and (2) lower than expected revenues and an overall decrease in management’s focus on the T.J. Cinnamons brand prior to 2006.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The Wendy’s Company-owned restaurants impairment losses reflect write-downs in the carrying value of surplus properties and properties held for sale.

The charges related to the impairment of the asset management contracts reflected the write-off of their value resulting from early termination of CDOs and the related reduction of the Company’s asset management fees to be received and, in 2007 a CDO which no longer had any projected cash flows.  In addition to the impairment of asset management contracts, the 2007 charge is also related to (1) anticipated losses on the sale of an internally developed financial model (see Note 27) and (2) impairment losses related to the early termination of non-compete agreements in connection with the Deerfield Sale.

We are in the process of disposing of one of our Company-owned aircraft.  As a result, we have classified this asset as held-for-sale included in “Properties” on the accompanying consolidated balance sheet at December 28, 2008 and recorded a general corporate impairment charge to reflect its fair value as a result of an appraisal related to the potential sale.

All of these impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of other long-lived assets” in the accompanying Consolidated Statements of Operations.  The fair values of impaired assets discussed above for the Arby’s restaurants segment and the asset management segment were estimated to be the present values of the anticipated cash flows associated with each related Company-owned asset.  The fair values of the impaired assets discussed above for the Wendy’s restaurants segment were estimated to be their expected realizable value, which reflect market declines in the areas where the properties are located.

(19) Investment Income, Net

	2008	2007	2006
Interest income	$1,285	$9,100	$72,552
Distributions, including dividends	2,818	1,784	1,487
Realized (losses) gains on available-for-sale securities	(1,587)	21,009	7,263
Realized gains on sales of investment limited partnerships, similar investment entities and other Cost Investments	1,637	26,712	3,559
Realized gains on securities sold and subsequently purchased	5,789	-	2,334
Realized gains on a derivative other than trading	2,621	3,017	1,665
Realized losses on trading securities and trading derivatives	-	(909)	(11,995)
Unrealized gains on trading securities and trading derivatives	-	172	5,332
Unrealized gains on securities sold with an obligation to purchase	3,211	-	3,719
Unrealized gains (losses) on derivatives other than trading	(4,339)	1,406	(1,317)
Investment fees	(1,997)	(181)	(677)
Equity in earnings of an investment limited partnership	-	-	396
	$9,438	$62,110	$84,318

(20) Other than temporary losses on investments

	2008	2007	2006
Other than temporary losses on investments	$(112,741)	$(9,909)	$(4,120)

The Other than temporary losses on investments in 2008 of $112,741 related to (1) $68,086 from our investments in common stock of DFR (see Notes 3 and 8), (2) an allowance for doubtful accounts of $21,227 related to our DFR Notes  (see Note 4), (3) $13,109 of charges attributable to the decline in fair value of the Company’s available-for-sale securities primarily held in the Equities Account due to continued weakness in the financial markets (see Note 8), (4) a charge of $8,504 attributable to the decline in value of the Company’s investment at cost in Jurlique (see Note 8), and (5) a charge of $1,815 attributable to the decline in fair value of one of our cost investments (see Note 8).

The Other than temporary losses in 2007 of $9,909 related primarily to the recognition of (1) $8,693 of charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs and (2) $1,101 from a significant decline in the market value of one of the Company’s available-for-sale investments.

The Other than temporary losses in 2006 of $4,120 related primarily to (1) a $2,142 charge related to a significant decline in the market value of one of the investments in two deferred compensation trusts (see Note 27) and (2) $1,267 of charges related to certain CDO preferred stock investments resulting from a decrease in the projected cash flows of the underlying CDOs.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(21) Other Operating Expense (Income), Net

	2008	2007	2006
Rent expense of properties subleased to third parties, net	$3,114	$-	$-
Equity in net earnings of joint venture with THI	(1,974)	-	-
Other, net	(487)	263	887
	$653	$263	$887

(22) Other Expense, Net

	2008	2007	2006
Interest income	$4,990	$725	$969
Amortization of fair value of debt guarantees (Note 26)	79	618	192
Costs of a financing alternative not consummated	(5,131)	-	-
Equity in net earnings (losses) of investees (Note 8)	(732)	(2,096)	2,725
Gain (loss) on foreign currency put and call arrangement (Note 12)	-	(877)	(420)
Costs related to a strategic business alternative not consummated	-	(369)	(2,135)
Loss on investment in DFR of shares distributed from the 2007 Trusts (Note 8 and 27)	-	(2,872)	-
Gain from sales of investment in Encore (Note 8)	-	2,558	2,259
Gain on sale of a portion of the investment in Jurlique (Note 8)	-	-	1,722
Other income	197	1,258	3,412
Other expense	(9)	(301)	(47)
	$(606)	$(1,356)	$8,677

(23) Discontinued Operations

Prior to 2006, we sold the stock of the companies comprising  our former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”) and the stock or the principal assets of the companies comprising SEPSCO’s former utility and municipal services and refrigeration business segments (the “SEPSCO Discontinued Operations”). During 2006, we closed two Arby’s restaurants which were a component of the Arby’s restaurants segment (the “Arby’s Restaurant Discontinued Operations”).

The Company has accounted for all of these operations as discontinued operations.

The income (loss) from discontinued operations consisted of the following:

	2008	2007	2006
Sales	$-	$-		$725
Loss from operations before benefit from income taxes	$-	$-	$	(662)
Benefit from income taxes	-	-		250
	-	-		(412)
Gain (loss) on disposal of businesses before benefit from income taxes	242	(247)		(721)
Benefit from income taxes (see Note 14)	1,975	1,242		1,004
	2,217	995		283
Income (loss) from discontinued operations	$2,217	$995		$(129)

Current liabilities relating to discontinued operations as of December 28, 2008 and December 30, 2007 consisted of the following:

	Year-End
	2008	2007
Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations (see Note 14)	$3,805	$6,639
Liabilities relating to the SEPSCO Discontinued Operations	362	573
Liabilities relating to the Arby’s Restaurant Discontinued Operations	83	67
	$4,250	$7,279

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

We expect that the liquidation of the remaining liabilities associated with our discontinued operations as of December 28, 2008 will not have a material adverse impact on our consolidated financial position or results of operations.  To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

 (24) Retirement Benefit Plans

401(k) Plans

Subject to certain restrictions, the Company has 401(k) defined contribution plans (the “401(k) Plans”) for all of its employees who meet certain minimum requirements and elect to participate. Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20%, 50%, 75% or 100%, depending on the respective plan, subject to certain limitations.  The 401(k) Plans provide for Company matching contributions of employee contributions up to 6% depending on the respective plan.  Some of these 401(k) Plans also permit or require profit sharing contributions.

In connection with the matching and profit sharing contributions, the Company provided $4,829, $600 and $874 as compensation expense in 2008, 2007 and 2006, respectively.

Pension Plans

The Company has two domestic defined benefit plans which were assumed in connection with the Wendy’s Merger. The account balance defined benefit pension plan (the “ABP Plan”) and the Crew defined benefit plan (the “Crew Plan”, together referred to as the “Wendy’s Plans”), covered all eligible employees of Wendy’s.

The benefits under the Wendy’s Plans were frozen prior to the Wendy’s Merger. Wendy’s received approval for the termination of the Wendy’s Plans by the Pension Benefit Guaranty Corporation and the Internal Revenue Service by the fourth quarter of 2008.  In accordance with the terms of the Merger, Wendy’s obtained an updated actuarial valuation of the unfunded pension liability as of September 28, 2008. We made lump sum distributions and purchased annuities for the approved termination of the Wendy’s Plans in the fourth quarter of 2008 and paid $304 for certain plan settlements in the first quarter of 2009.

The Company maintains two other defined benefit plans, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost.  The measurement date used by the Company in determining amounts related to its defined benefit plans is its current fiscal year end based on the rollforward of an actuarial report.

A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of these two plans’ assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are:

	2008	2007
Change in accumulated benefit obligations:
Accumulated benefit obligations at beginning of year	$3,949	$4,382
Service cost (consisting entirely of plan administrative expenses)	95	90
Interest cost	222	220
Actuarial gain	(91)	(325)
Benefit payments	(338)	(300)
Plan administrative and investment expense payments	(106)	(118)
Accumulated benefit obligations at end of year	3,731	3,949
Change in fair value of the plans’ assets:
Fair value of the plans’ net assets at beginning of year	3,574	3,722
Actual return on the plans’ assets	(726)	134
Company contributions	46	136
Benefit payments	(338)	(300)
Plan administrative and investment expense payments	(106)	(118)
Fair value of the plans’ net assets at end of year	2,450	3,574
Unfunded status at end of year	(1,281)	(375)
Unrecognized net actuarial and investment loss	1,662	831
Net amount recognized	$381	$456

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The net amount recognized in the consolidated balance sheets consisted of the following:

	Year-End
	2008	2007
Accrued pension liability reported in “Other liabilities”	$(1,281)	$(375)
Unrecognized pension loss reported in the “Accumulated other comprehensive income (loss)” component of “Stockholders’ equity”	1,662	831
Net amount recognized	$381	$456

Unrecognized pension loss in the above table consists entirely of unrecognized net loss since these defined benefit plans have no unrecognized prior service cost or net transition asset or obligation.  As of December 28, 2008 and December 30, 2007 each of the two plans have accumulated benefit obligations in excess of the fair value of the assets of the respective plan.

The components of the net periodic pension cost are as follows:

	2008	2007	2006
Service cost (consisting entirely of plan administrative expenses)	$95	$90	$94
Interest cost	222	220	217
Expected return on the plans’ assets	(219)	(232)	(262)
Amortization of unrecognized net loss	23	26	48
Net periodic pension cost	$121	$104	$97

The amount included in accumulated other comprehensive income expected to be recognized in net periodic pension cost for 2009 is $75, consisting entirely of unrecognized net loss.  The unrecognized pension loss in 2008, recovery of unrecognized pension loss in 2007 and 2006, less related deferred income taxes, have been reported as “Unrecognized pension loss” and “Recovery of unrecognized pension loss,” respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders’ equity consisting of the following:

	2008	2007	2006
Unrecognized pension (loss) recovery:
Net (loss) gain arising during the year	$(854)	$227	$468
Amortization of unrecognized net loss to net periodic pension cost	23	26	48
	(831)	253	516
Deferred income tax benefit (provision)	311	(90)	(189)
	$(520)	$163	$327

The actuarial assumptions used in measuring the net periodic pension cost and accumulated benefit obligations are as follows:

	2008	2007	2006
Net periodic pension cost:
Expected long-term rate of return on plan assets	6.5%	6.5%	7.5%
Discount rate	6.0%	5.5%	5.0%
Benefit obligations at end of year:
Discount rate	6.3%	6.0%	5.5%

The expected long-term rate of return on plan assets of 6.5% reflects the Company’s estimate of the average returns on plan investments and after giving consideration to the targeted asset allocation discussed below.

The effect of the increase in the discount rate, used in determining the net periodic pension cost, from 2007 to 2008 resulted in an immaterial decrease in the net periodic pension cost.  The effect of the increase in the discount rate, used in determining the accumulated benefit obligation, from 2007 to 2008 resulted in a decrease in the accumulated benefit obligation of $80.  The effect of the decrease in the expected long-term rate of return on plan assets, used in determining the net periodic pension cost, from 2006 to 2007 resulted in an increase in the net periodic pension cost of $36. The effect of the increase in the discount rate used in determining the accumulated benefit obligations, from 2006 to 2007 resulted in a decrease in the accumulated benefit obligation of $188.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The weighted-average asset allocations of the two defined benefit plans for other than Wendy’s employees by asset category at December 28, 2008 and December 30, 2007 are as follows:

	Year-End
	2008	2007
Debt securities	65%	60%
Equity securities	31%	38%
Cash and cash equivalents	4%	2%
	100%	100%

Since the benefits under the Company’s defined benefit plans are frozen, the strategy for the investment of plan assets is weighted towards capital preservation.  Accordingly, the target asset allocation is 60% of assets in debt securities with intermediate maturities and 40% in large capitalization equity securities.

The Company currently expects to contribute an aggregate $375 to its two defined benefit plans in 2009.

The expected benefits to be paid by the Company’s remaining defined benefit plans over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

Fiscal Year(s)
2009	$ 329
2010	333
2011	340
2012	341
2013	335
2014-2018	1,577

(25) Lease Commitments

The Company leases real property, leasehold interests, and restaurant, transportation, and office equipment.  Some leases which relate to restaurant operations provide for contingent rentals based on sales volume.  Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below.  The Company assumed numerous leases in connection with the Wendy’s Merger consisting of the Capitalized Lease Obligations and operating leases.

Rental expense under operating leases, which include Wendy’s since the Wendy’s Merger, consists of the following components:

	2008	2007	2006
Minimum rentals	$94,547	$79,484	$77,360
Contingent rentals	4,989	2,711	3,172
	99,536	82,195	80,532
Less sublease income	4,771	9,131	8,957
	$94,765	$73,064	$71,575

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The Company’s future minimum rental payments and sublease rental receipts, for noncancelable leases having an initial lease term in excess of one year as of December 28, 2008, are as follows:

	Rental Payments			Sublease Rental Receipts
	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)
Fiscal Year
2009	$14,250	$29,147	$159,464	$996	$485	$16,859
2010	12,850	15,437	144,576	996	475	15,696
2011	14,207	17,813	134,831	996	475	14,499
2012	16,372	11,728	120,869	996	475	11,983
2013	14,511	11,156	115,002	975	475	9,847
Thereafter	157,863	111,860	1,181,553	4,889	2,700	67,724
Total minimum payments	230,053	197,141	1,856,295	9,848	5,085	136,608
Less amounts representing interest, with interest rates of between 3% and 22%	106,224	90,300
Present value of minimum sale-leaseback and capitalized lease payments	$123,829	$106,841

(a)
Includes the rental payments under the lease for the Company’s former corporate headquarters and of the sublease for office space on two of the floors covered under the lease to the Management Company (see Note 27).  Under terms of the sublease, the Company receives approximately $153 per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the fair market value, at the time the sublease was executed, of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the floor.  Either may terminate the sublease upon sixty days notice.

As of December 28, 2008, the Company had $138,231 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” (see Note 9) and $96,407 of unfavorable leases included in “Other liabilities,” or $41,824 of net favorable leases.  The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been increased by (1) the $41,824 of net favorable leases, and (2) $893 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent, net of (1) $21,833 of Straight-Line Rent, and (2) $3,017 of other related items.  Estimated sublease future rental receipts exclude sublessor rental obligations for closed locations. All amounts include the effects of leases assumed in the Wendy’s Merger.

The Company leases properties it owns to third parties. Properties leased to third parties under operating leases as of December 28, 2008 and December 30, 2007 include:

	2008	2007
Land	$21,434	$4,446
Buildings and improvements	68,663	2,816
Office, restaurant and transportation equipment	10,572	177
	100,669	7,439
Accumulated depreciation	47,232	635
	$53,437	$6,804

The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable, in the accompanying consolidated balance sheet as of December 28, 2008 (see Note 10).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

 (26) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Our wholly-owned subsidiary, National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., (“AmeriGas Eagle”).  National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner’s obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000 as of December 28, 2008, if Amerigas is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle.  National Propane’s principal asset is an intercompany note receivable from Wendy’s/Arby’s in the amount of $50,000 as of December 28, 2008.  We believe it is unlikely that we will be called upon to make any payments under this indemnity.  Prior to 2006, AmeriGas Propane, L.P., (“AmeriGas Propane”), purchased all of the interests in AmeriGas Eagle other than National Propane’s special limited partner interest.  Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest.  However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $34,700 as of December 28, 2008, associated with our sale of the propane business if National Propane required the repurchase.  As of December 28, 2008, we have net operating loss tax carryforwards sufficient to substantially offset these deferred taxes.

RTM, a subsidiary of Wendy’s/Arby’s, guarantees the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of December 28, 2008, (“Affiliate Lease Guarantees”).  The RTM selling stockholders have indemnified us with respect to the guarantee of the remaining lease obligations.  In addition, RTM remains contingently liable for 15 leases for restaurants sold by RTM prior to our acquisition of RTM in 2005 (the “RTM Acquisition”) if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”).  The Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $16,400 and $18,000 as of December 28, 2008 and December 30, 2007, respectively, including approximately $13,000 and $14,000, respectively, under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through December 28, 2008 and December 30, 2007, respectively.  The estimated fair value of the Lease Guarantees was $1,506 as of the date of the RTM Acquisition based on the net present value of the probability adjusted payments which could have been required to be made by the Company.  Such amount was recorded as a liability by the Company in connection with the RTM Acquisition purchase price allocation.  The liability is being amortized to “Other income (expense), net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time.  There remains an unamortized carrying amount of $460 and $540 included in “Other liabilities (expense)” as of December 28, 2008, and December 30, 2007, respectively, with respect to the Lease Guarantees.

In addition, Wendy’s has guaranteed certain leases and other obligations primarily related to restaurant locations operated by its franchisees amounting to $37,999.  These leases extend through 2022, including all existing extension or renewal option periods.  We have not received any notice of default related to these leases as of December 28, 2008.  In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.  Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities arising under the leases amounting to $107,459. These leases expire on various dates, which extend through 2022, including all existing extension or renewal option periods.

Wendy’s  is self-insured for most domestic workers’ compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations, and determines its liability for claims incurred but not reported for these liabilities on an actuarial basis. Arby’s purchases insurance for most domestic workers’ compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations, and also determines its liability for claims incurred but not reported for these liabilities on an actuarial basis.  Wendy’s and Arby’s are self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations, and determines its liability for health care claims incurred but not reported based on historical claims runoff data.

Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program. Wendy’s potential recourse for the aggregate amount of these loans amounted to $19,059 as of December 28, 2008.  During 2008, Wendy’s recourse obligation associated with defaulted loans was not considered material, and Wendy’s did not enter into any new loan guarantees during 2008 (See Note 13).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Wendy’s and Arby’s have outstanding letters of credit of $18,573 and $7,799, respectively, with various parties at December 28, 2008; however, management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Purchase and Capital Commitments

Wendy’s/Arby’s Beverage Agreements

Wendy’s  and Arby’s have entered into beverage agreements, with the Coca-Cola Company and PepsiCo, Inc., respectively to provide fountain beverage products and certain marketing support funding to the Company and its franchisees.  These agreements require minimum purchases of fountain beverage syrup (“Syrup”), by the Company and its franchisees at certain preferred prices until the total contractual gallon volume usage has been reached.  In connection with these contracts, the Company and its franchise associations (on behalf of the Company’s franchisees) received certain upfront fees at the inception of the contract which are being amortized based on Syrup usage over the contract term.  In addition, these agreements provide various annual fees paid to us, based on the vendor’s expectation of annual Company Syrup usage, which are amortized over annual usage as a reduction of “Cost of Sales” costs in our Consolidated Statements of Operations.  Any unamortized amounts are included in “Deferred income”, and usage that exceeds estimated amounts are included in “Accounts receivable”, both in the accompanying Consolidated Balance Sheets.

Beverage purchases made by the Company under these various agreements during 2008 and 2007 were approximately $13,908 and $7,524, respectively.  Future purchases by the Company under these beverage commitments are estimated to be approximately $33,781 per year over the next five years.  Based on current preferred prices and the current ratio of sales at Company-owned restaurants to franchised restaurants, the total remaining Company beverage commitment is approximately $266,329 over the remaining life of the contracts.  As of December 28, 2008, $3,542 is due from beverage vendors and included in “Accounts receivable” for the excess Syrup usage in 2008 over originally estimated annual amounts, and $16,086 included in “Deferred income” relating to the unamortized upfront fees received at the inception of these beverage contracts.

Wendy’s Food Purchase Commitments

Wendy’s has entered into various long-term contractual agreements with a number of its food suppliers.  The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates.  These agreements help the Company secure pricing and product availability.  A majority of these contracts provide for termination of the contract upon 90 day notice, and therefore, the Company does not believe that termination of these agreements, which aggregate approximately $139,075 would have a significant impact on the Company’s financial positions or results of operations.

Advertising Commitments

Wendy’s and Arby’s have purchase commitments of approximately $113,674 and $20,464 related to execution of our advertising strategy, including agency fees and media buy obligations for 2009.  Because most media purchase commitments can be canceled within 90 days of scheduled broadcast, the Company does not believe that termination of these agreements would have a significant impact on the Company’s operations.

Capital Expenditures Commitments

As of December 28, 2008, the Company has $18,591 of outstanding commitments for capital expenditures, of which $12,841 is expected to be paid in 2009.

 (27) Transactions with Related Parties

Deferred compensation trusts

Prior to 2006 the Company provided aggregate incentive compensation of $22,500 to the Former Executives which had been invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit.  As of January 1, 2007, the obligation to the Former Executives related to the Deferred Compensation Trusts was $35,679. This obligation was settled effective July 1, 2007 as a result of the Former Executives’ resignation and the assets in the Deferred Compensation Trusts were either distributed to the Former Executives or used to satisfy withholding taxes.  In addition, the Former Executives paid $801 to the Company during 2007 which represented the balance of withholding taxes payable on their behalf. As of the settlement date, the obligation was $38,195 which represented the then fair value of the assets held in the Deferred Compensation Trusts.  Deferred compensation expense of $2,516 and $1,720 was recognized in 2007 through the settlement date and 2006, respectively, for net increases in the fair value of the investments in the Deferred Compensation Trusts.  Under GAAP, the Company was unable to

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the Cost Method.  The Company did recognize net investment income (loss) from investments in the Deferred Compensation Trusts of $8,653 and ($1,002) in 2007 through the settlement date and 2006, respectively.  The net investment income during 2007 consisted of $8,449 of realized gains almost entirely attributable to the transfer of the investments to the Former Executives and $222 of interest income, less management fees of $18. The net investment loss during 2006 consisted of an impairment charge of $2,142 related to an investment fund within the Deferred Compensation Trusts which experienced a significant decline in market value which the Company deemed to be other than temporary and management fees of $36, less realized gains from the sale of certain Cost Method investments of $586, which included increases in value prior to 2006 of $395, equity in earnings of an Equity Method investment purchased and sold during 2006 of $396 and interest income of $194.  Realized gains, interest income and investment management fees are included in “Investment income, net” and deferred compensation expense is included in “General and administrative” expenses in the accompanying Consolidated Statements of Operations.

In October 2007, there was a settlement of a lawsuit related to an investment that had been included in the Deferred Compensation Trusts.  The terms of the Contractual Settlements included provisions pursuant to which the Former Executives would be responsible for any settlement amounts under this lawsuit.  As a result, the Former Executives were responsible for the approximate $1,500 settlement cost.  The Company reduced its deferred compensation expense included in “General and administrative, to reflect the responsibility of the Former Executives for the settlement, and its “Investment income, net” in the accompanying Consolidated Statements of Operations for 2007 to reflect the cost of the settlements.  The Company received the reimbursements from the Former Executives, net of the tax withheld during 2007 and an adjustment of the settlement amount in 2008, paid the settlement amount during 2007 and received a refund for the applicable taxes withheld with the respective payroll tax return filings in 2008.

Distributions to co-investment shareholders

As part of its overall retention efforts, the Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with the Company in certain investments and prior to 2006 made related loans to management. As of December 31, 2006, all of these loans have been settled and the Company no longer makes any such loans.  The Company and certain of its former management have one remaining co-investment, 280 BT, which is a limited liability holding company principally owned by the Company and former company management that, among other things, invested in operating companies.  During 2008, the Company received distributions of $2,014 from the liquidation of certain of the investments owned by 280 BT. The minority portions of these distributions of $402 were further distributed to 280 BT’s minority shareholders.

Information pertaining to the remaining co-investment is as follows:

280 BT
Ownership percentages at December 28, 2008:
Company	80.1% (a)
Former officers of the Company	11.2%
Other	8.7%

(a)
Includes the effect of the surrender by former Company officers of portions of their respective co-investment interests in 280 BT to the Company in settlement of non-recourse notes of $723 in 2006, which increased the Company’s ownership percentage to 80.1% at December 31, 2006. Such settlements in 2006 resulted in reductions of the minority interests in 280 BT of $300 as a result of the Company now owning the surrendered interests.

In addition to 280 BT, the Company and certain of its officers, including entities controlled by them, invested in K12 Inc. (“K12”) and Encore in prior years.

The investment in K12 was directly in the operating company and included investments by the Former Executives. A significant portion of the Company’s investment and one third of the direct investment made by the Former Executives in K12 were sold in connection with its initial public offering of common stock during 2007 in which the Company realized a gain of $2,389 included in “Investment income, net.” The Company sold its remaining investment in K12 in 2008 and realized a gain of $1,467 which is included in “Investment income, net” (see Note 20).

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Sale of Deerfield capital investments

In connection with the Deerfield Sale (see Note 3), the Company sold its 63.6% capital interest in Deerfield to DFR.  The remaining Deerfield capital interests that were owned directly or indirectly by executives of Deerfield (the “Deerfield Executives”), including one who was also a former director of the Company (the “Deerfield Executive”), were also sold to DFR in connection with the Deerfield Sale.  All related rights that the Company had to acquire the capital interests of Deerfield owned by two Deerfield Executives were cancelled at that time. In addition, the rights of those two executives to require the Company to acquire their economic interests were also cancelled in connection with the Deerfield Sale (see below for the discussion of the severance agreement with of one of these executives).

Ownership in DFR

Prior to 2006, the Company purchased 1,000 shares of DFR (see Note 8) for $15,000, and certain former officers (the “DFR Stock Purchasers”) purchased 115 shares of DFR for a cost of $1,731.  Such shares were all purchased at the same price and terms as those shares purchased by third-party investors pursuant to an initial public offering of DFR prior to 2006. Subsequently, certain of DFR Stock Purchasers, but not the Company, acquired additional shares at various prices in open-market transactions.  The Company, through the date of the Deerfield Sale, was the investment manager of DFR and, subsequent to the Deerfield Sale, maintains one seat on its Board of Directors.  Prior to 2006, the Company received restricted investments consisting of 404 of DFR restricted shares and options to purchase an additional 1,346 shares of stock of DFR, which represented compensation granted in consideration of the Company’s management of DFR.  The restricted stock and options vested one-third each in 2005 through 2007. In addition, during 2007 and 2006 the Company received 21 and 52 shares, respectively, of DFR Incentive Fee Shares. In May 2006, the Company made a restricted stock award of 50 shares of DFR owned by it to two of its then executives serving DFR.  The vesting was accelerated in connection with the Deerfield Sale and the $650 fair market value of the DFR shares was amortized to “Depreciation and amortization” through that date. In addition, in March 2007, the Company granted an aggregate 97 of the vested DFR Restricted Shares owned by the Company as restricted stock to additional then employees of the Company. The vesting of the shares is ratably over a three-year period with the first one-third vesting in February 2008.  With the exception of the March 2007 grant of the vested DFR Restricted Shares to employees, all of the DFR Restricted Shares were distributed to the members of Deerfield immediately prior to the Deerfield Sale. In connection with the March 2007 award, the Company recorded the $1,500 fair market value of DFR shares as of the date of grant as “Deferred costs and other assets.”  The remaining aggregate 206 unrestricted DFR common shares, representing the portion of the DFR Restricted and Incentive Fee Shares distributed to us in connection with the Deerfield Sale, and the 9,629 DFR preferred shares received in connection with the Deerfield Sale held by the Company represented an ownership percentage in DFR of 14.7% as of December 30, 2007, on an as-if fully converted basis. Certain former officers of Wendy’s/Arby’s had an approximate 1.5% ownership interest in DFR as of December 30, 2007.

For further detail regarding the transactions that involved our ownership in DFR see Note 8.

Deerfield Sale

As defined in an equity arrangement further described under “Principles of consolidation” in Note 1, the Deerfield Sale is an event of dissolution of TDH. In connection with its dissolution during April 2008, $743 was distributed to the minority members of TDH, which included former members of our management.

In accordance with an employment agreement with a Deerfield Executive who was also a director of the Company through June 2007, Deerfield incurred expenses in 2007 through the date of the Deerfield Sale and 2006 of $170 and $478, respectively, included in “General and administrative” in the accompanying Consolidated Statements of Operations, to reimburse an entity of which the executive is the principal owner for operating expenses related to the business usage of an airplane.

Immediately prior to the Deerfield Sale, the Company and one of the Deerfield Executives entered into an agreement whereby such executive agreed to resign as an officer and director of Deerfield upon the completion of the Deerfield Sale (the “Deerfield Severance Agreement”). In exchange, the Company agreed to a severance package in 2007 with a cost of approximately $2,600 which is included in “General and administrative” in the accompanying Consolidated Statements of Operations. The severance package was a continuing liability of Deerfield and, as it was not to be paid by the Company, there is an equally offsetting amount included in the gain related to the Deerfield Sale included in the “Gain on sale of consolidated business.”

In connection with the sale to another Deerfield Executive of an internally developed financial model that the Company’s former asset management segment chose not to use, in the fourth quarter of 2007, the Company recorded a gain of $300.  During 2007, the Company recognized a $3,025 impairment charge, which is included in “Non-goodwill impairment” in the accompanying Consolidated Statements of Operations, related to the then anticipated loss on the sale of the model. This former executive also had certain rights which would have required the Company to acquire his economic interests in Deerfield through July 2008, which were cancelled in connection with the Deerfield Sale.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

The Company was being reimbursed by the Former Executives for incremental operating expenses related to certain personal usage of corporate aircraft through the date of the Contractual Settlements (see Note 17). Such reimbursements for 2007 through July 1, 2007 and 2006 amounted to $668 and $620, respectively and have been recognized as a reduction of “General and administrative” in the accompanying Consolidated Statements of Operations. (See below for discussion of arrangements since that time)

Corporate Restructuring

Agreements with former executives

In connection with the Corporate Restructuring discussed in Note 17, the Company entered into a series of agreements with the Former Executives and the Management Company formed by the Former Executives and a director, who is also the former Vice Chairman of the Company (collectively, the “Principals”).  These agreements are described in the paragraphs set forth below.

Prior to 2006, the Principals started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by the Principals and certain other former senior executives of the Company (the “Management Company Employees”) through the Management Company.  Until June 29, 2007, the Management Company Employees continued to receive their regular compensation from the Company and the Company made their services available, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. Through June 29, 2007 (see below) the Company was reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs.  Such allocated costs for 2007 (through June 29, 2007) and 2006 amounted to $2,515 and $4,345, respectively, and have been recognized as reductions of “General and administrative” in the accompanying Consolidated Statements of Operations.  As discussed further below, effective June 29, 2007 the Management Company Employees became employees of the Management Company and are no longer employed by the Company.  Subsequent to June 29, 2007, the Company continued to provide, and was reimbursed for, some minimal support services to the Management Company.  The Company has reduced its incentive compensation expense for 2007 through June 29, 2007 and for the 2006 fiscal year by $2,700 and $7,400, respectively, for the Management Company’s allocable portion of the incentive compensation attributable to the Management Company Employees for the first six months of 2007 and for the 2006 fiscal year.  In addition, in 2007, the Company paid $171 to the Management Company representing the obligation for accrued vacation of the Management Company Employees as of June 29, 2007 assumed by the Management Company.

 As part of the agreement with the Former Executives and in connection with the Corporate Restructuring, the Company has a two-year transition services agreement (the “Services Agreement”) with the Management Company beginning June 30, 2007 pursuant to which the Management Company provides the Company with a range of professional and strategic services.  Under the Services Agreement, the Company is paying the Management Company $3,000 per quarter for the first year of services and $1,750 per quarter for the second year of services.  The Company incurred $9,500 and $6,000 of such service fees for 2008 and 2007, which are included in “General and administrative” in the accompanying Consolidated Statement of Operations. In addition, effective as of December 28, 2007, the Company and the Management Company entered into an amendment to the Services Agreement providing for the payment to the Management Company in 2008 of additional fees of $2,750, for services rendered during 2007, and are attributable to the unanticipated and extensive time commitment of Management Company Employees during 2007.  The additional fees include $1,925, in connection with the Wendy’s Merger, which are included in “Goodwill” and $825 related to the Deerfield Sale which is included in the calculation of the “Gain on sale of consolidated business”.

Obligations to Former Executives

On June 29 and July 1, 2007, the Company funded the payment of the obligations due to the Former Executives under the Contractual Settlements disclosed in Note 17, net of applicable withholding taxes of $33,994, into the 2007 Trusts.  The cash and investments in the 2007 Trusts, which included any related investment income or loss, and additional amounts related to the applicable withholding taxes not funded into the 2007 Trusts (see Note 17), was paid to the Former Executives on December 30, 2007, six months following their June 29, 2007 separation date.

Sale of assets related to corporate restructuring

In July 2007, as part of the Corporate Restructuring, the Company sold substantially all of the properties and other assets it owned and used at its former New York headquarters to the Management Company for an aggregate purchase price of $1,808, including $140 of sales taxes.  The assets sold included computers and other electronic equipment and furniture and furnishings. The Company recognized a loss of $835, which is included in “Facilities relocation and corporate restructuring” in the Consolidated Statements of Operations, principally reflecting assets for which the fair value was less than book value.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Sublet of New York office space

 In July 2008 and July 2007, the Company entered into agreements under which the Management Company is subleasing (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  Under the terms of the Subleases, the Management Company is paying the Company approximately $153 and $113, respectively, per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the then fair market value of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the space.  Either the Management Company or the Company may terminate the Subleases upon sixty days notice.  The Company recognized $1,633 and $680 from the Management Company under the Subleases for 2008 and 2007 which has been recorded as a reduction of “General and administrative” expenses in the accompanying Consolidated Statement of Operations.

Corporate facility lease assignment

As of June 30, 2007, the Company assigned the lease for a corporate facility to the Management Company such that after that date, other than with respect to the Company’s security deposit applicable to the lease, the Company has no further rights or obligations with respect to the lease.  The security deposit of $113 remains the property of the Company and, upon the expiration of the lease on July 31, 2010, is to be returned to the Company in full.

Executive use of corporate aircraft

In August 2007, the Company entered into time share agreements whereby the Principals and the Management Company may use the Company's corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft. Such reimbursements for 2008 and 2007 (the period from July 2, 2007 through December 30, 2007) amounted to $3,205 and $1,095 and have been recognized as a reduction of “General and administrative” in the accompanying Consolidated Statements of Operations.  As of December 28, 2008, the Company was owed $247 and $108 by the Principals and the Management Company, respectively, which was received in 2009.

Sale of helicopter interest

The Management Company assumed the Company’s 25% fractional interest in a helicopter (the “Helicopter Interest”) on October 1, 2008 for $1,860 which is the amount we would have received under the relevant agreement, if we exercised our right to sell the Helicopter Interest on October 1, 2008, which is equal to the then fair value, less a remarketing fee. The Management Company paid the monthly management fee and all other costs related to the Helicopter Interest to the owner on behalf of the Company from July 1, 2007 until October 1, 2008.

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

Investments in Equities Account

In December 2005, the Company invested $75,000 in the Equities Account which is managed by the Management Company and generally co-invests on a parallel basis with the Equity Funds and had a carrying value of $37,698 and $99,320 as of December 28, 2008 and December 30, 2007, respectively (see Note 8).  The carrying value of the Equities Account excludes $47,000 of restricted cash transferred from the Equities Account to Wendy’s/Arby’s cash in 2008. The Principals and certain former employees have invested in the Equity Funds.  Beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors. Prior thereto, we were not charged any management fees.

On September 12, 2008, 251 shares of Wendy’s common stock, which were included in the Equities Account, were sold to the Management Company at the closing market value as of the day we decided to sell the shares. The sale resulted in a loss of $38.

RTM Acquisition

During 2007 the Company paid $1,600 to settle a post-closing purchase price adjustment provided for in the agreement and plan of merger pursuant to which the Company acquired RTM. The sellers of RTM included certain current officers of a subsidiary of the Company and a former director of the Company.  The Company has reflected such payment as an increase in “Goodwill” included in the accompanying consolidated balance sheet (see Note 3).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

At January 1, 2006, the Company had a note receivable of $519 from a selling stockholder of RTM who became a non-executive officer of a subsidiary of the Company as a result of the RTM Acquisition.  The principal amount of the note was reported as the “Note receivable from non-executive officer” component of “Stockholders’ equity” in the Company’s Consolidated Statement of Stockholders' Equity as of January 1, 2006.  The note bore interest at a bank base rate plus 2%.  The note together with $41 of accrued interest was repaid by the officer in June 2006.  The Company recorded $21 of interest income on this note during 2006.

Following the RTM Acquisition, the Company provided certain management services to certain affiliates of RTM that the Company did not acquire including information technology, risk management, accounting, tax and other management services through May 7, 2006.  The Company charged a monthly fee of $36 plus out-of-pocket expenses for such services which aggregated $150 during 2006 and was recognized as a reduction of “General and administrative” expenses in the Consolidated Statements of Operations.  The Company believes that these fees approximated the cost to the Company of providing the management services.  On May 7, 2006, these affiliates of RTM were sold to an unrelated third party.  In addition, the Company continued to have limited transactions with certain of these affiliates through May 7, 2006 which resulted in the Company recording during 2006 (1) rental income of $22 for a restaurant leased to one of the affiliates and (2) royalty expense of $10 related to the use of a brand owned by one of these affiliates in four Company-owned restaurants.

Management Interest in Franchisee

The Company’s Vice Chairman and former President and Chief Operating Officer had an equity interest in a franchisee that owns an Arby’s restaurant.  That franchisee was a party to a standard Arby’s franchise license agreement and paid to Arby’s fees and royalty payments that unaffiliated third-party franchisees pay.  Under an arrangement that pre-dated the acquisition of units from Sybra, Sybra managed the restaurant for the franchisee; however, the Company did not receive any compensation for its services during 2006.  In November 2006, the Company acquired the assets of the franchisee for $121 in cash, its approximate fair value, which was entirely used to satisfy outstanding liabilities of the franchisee.  The Company’s Vice Chairman and former President and Chief Operating Officer did not receive any portion of the proceeds from this sale.

Charitable contributions to The Arby’s Foundation Inc.

In 2007 and 2006 the Company made charitable contributions of $575 and $100, respectively, to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors. The Company did not make any such contributions during 2008.  In addition, during 2008 and 2006 the Company paid $500 and $502 of expenses, respectively, on behalf of the Foundation primarily utilizing funds reimbursed to it by Pepsi as provided for by the Pepsi contract (see Note 27). All such amounts are included in “General and administrative” in the Consolidated Statements of Operations.

Sale of company restaurants to former officer

During 2006, the Company sold nine of its restaurants to a former officer of its restaurant segment for $3,400 in cash, which resulted in a pretax gain of $570 recognized as a reduction of "Depreciation and amortization" net of the write-off of, among other assets and liabilities, allocated goodwill of $2,091.  The Company believes that such sale price represented the then fair value of the nine restaurants.

Charitable contributions to the Dave Thomas Foundation for Adoption

In 2008, the Company pledged $1,000 to be donated to the Dave Thomas Foundation for Adoption, a related party, which is expected to be funded in equal annual installments over the next five years.  The full pledge amount was recorded in “General and administrative” in the Consolidated Statements of Operations in 2008, with the first installment payment made in December 2008.

Wendy’s Executive Officers

On September 29, 2008, J. David Karam, a minority shareholder, director and former president of Cedar Enterprises, Inc., which directly or through affiliates is a Wendy’s franchisee operator of 133 Wendy's restaurants, became President of Wendy’s.  In connection with Mr. Karam’s employment, Mr. Karam resigned as a director and president of Cedar Enterprises, Inc. but retained his minority ownership.  After the Wendy’s Merger, we recorded $1,772 in royalties and $1,318 in advertising fees from Cedar Enterprises and its affiliates as a franchisee of Wendy’s.  Cedar Enterprises, Inc. and its affiliates also received $125 in remodeling incentives in 2008 from Wendy's pursuant to a program generally available to Wendy's franchisees.  Mr. Karam was also a minority investor in two other Wendy's franchisee operators, Emerald Food, Inc. and Diamond Foods, L.L.C., which are operators of 44 and 16 Wendy's restaurants, respectively.  Mr. Karam disposed of his interests in these companies effective November 5, 2008.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Wendy’s key executive agreements

In accordance with the merger agreement, amounts due under the key executive agreements, deferred compensation plan and supplemental executive retirement plans (SERPs) were funded into a restricted account and are included in “Restricted cash equivalents” in the Consolidated Balance Sheets.  The corresponding liabilities are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

 (28) Legal and Environmental Matters

In 2001, a vacant property owned by Adams Packing Association, Inc. (“Adams”), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”) list of known or suspected contaminated sites.  The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s.  The business operations of Adams were sold in December 1992.  In February 2003, Adams and the Florida Department of Environmental Protection (the “FDEP”) agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination.  In May 2003, the FDEP approved the work plan submitted by Adams’ environmental consultant and during 2004 the work under that plan was completed.  Adams submitted its contamination assessment report to the FDEP in March 2004.  In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events which occurred in January and June 2005 and the results were submitted to the FDEP for its review.  In November 2005, Adams received a letter from the FDEP identifying certain open issues with respect to the property.  The letter did not specify whether any further actions are required to be taken by Adams.  Adams sought clarification from the FDEP in order to attempt to resolve this matter.  On May 1, 2007, the FDEP sent a letter clarifying their prior correspondence and reiterated the open issues identified in their November 2005 letter.  In addition, the FDEP offered Adams the option of voluntarily taking part in a recently adopted state program that could lessen site clean up standards, should such a clean up be required after a mandatory further study and site assessment report.  With our consultants and outside counsel, we reviewed this option and sent our response and proposed work plan to FDEP on April 24, 2008 and have commenced additional testing as suggested by the FDEP and pursuant to the work plan submitted.  Once testing is completed Adams will provide an amended response to the FDEP.  Nonetheless, based on amounts spent prior to 2007 of approximately $1,667 for all of these costs and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against Wendy’s, its directors, the Company and Trian Partners, in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 19, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933 (the “Form S-4”). The proposed amended complaint sought certification of the proceeding as a class action; preliminary and permanent injunctions against disenfranchising the purported class and consummating the merger; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

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

On January 30, 2009, the parties entered into a Class and Derivative Action Stipulation of Settlement.  The settlement is subject to approval by the Common Pleas Court of Franklin County, Ohio.  On January 30, 2009, the plaintiffs submitted an application for an order preliminarily approving the settlement, certifying a class for settlement purposes only, providing for notice to the class and setting a final settlement hearing.  The court has not yet ruled on that application.  Although we expect the court to approve the settlement, there can be no assurance that the court will do so.  If the court withholds approval, the proposed settlement may be terminated.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs or for future periods.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6,943 as of December 28, 2008.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(29) Advertising Costs and Funds

Since the Wendy’s Merger, the Company participates in three national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both company-owned and franchise restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, company-owned and franchise restaurants make additional contributions for local and regional advertising programs. These include AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for Arby’s Company-owned and franchised stores, as well as separate Wendy’s U.S. and Canadian Advertising Funds.

In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the Advertising Funds are not included in our Consolidated Statements of Operations or Consolidated Statements of Cash Flows because

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

the contributions to these Advertising Funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these Advertising Funds are considered restricted. The restricted assets and related restricted liabilities are identified on our Consolidated Balance Sheets.

Restricted assets and related liabilities of the Advertising Funds at December 28, 2008 are as follows:

2008
Cash and cash equivalents	$29,270
Accounts and notes receivable	39,976
Other assets	11,893
Total assets	$81,139

Accounts payable	32,220
Accrued expenses and other current liabilities	54,457
Member’s deficit	(5,538)
Total liabilities and deficit	$81,139

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. The Company is not the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations.  There are no borrowings outstanding as of December 28, 2008.

AFA has a $3,500 line of credit.  The availability under the AFA line of credit as of December 28, 2008 was $3,000. The Company is not the guarantor of the debt.

The Company's advertising expenses in 2008, 2007 and 2006 totaled $110,849, $79,270 and $78,619, respectively.

(30) Business Segments

Subsequent to the Wendy’s Merger, we manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. Prior to the Wendy’s Merger and the Deerfield Sale (see Note 3), we managed and internally reported our operations as two business segments: (1) the operation and franchising of Arby’s restaurants and (2) asset management (“Asset Management”).  We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

 The following is a summary of the Company’s segment information:

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$530,843	$1,131,448	$-	$1,662,291
Franchise revenues	74,588	85,882	-	160,470
	605,431	1,217,330	-	1,822,761
Depreciation and amortization	23,852	61,206	3,257	88,315
Operating (loss) profit	30,788	(395,304)	(49,134)	(413,650)
Interest expense				(67,009)
Gain on early extinguishments of debt				3,656
Investment income, net				9,438
Other than temporary losses on investments				(112,741)
Other expense, net				(606)
Loss from continuing operations before income taxes and minority interests				(580,912)
Benefit from income taxes				99,294
Minority interests in income of consolidated subsidiaries				(340)
Loss from continuing operations				(481,958)
Income from discontinued operations, net of income taxes				2,217
Net loss				$(479,741)
	Arby’s	Asset
2007	restaurants	management	Corporate	Total
Revenues:
Sales	$1,113,436	$-	$-	$1,113,436
Franchise revenues	86,981	-		86,981
Asset management revenues	-	63,300	-	63,300
	1,200,417	63,300	-	1,263,717
Depreciation and amortization	56,909	4,951	4,417	66,277
Operating (loss) profit	108,672	44,154	(132,926)	19,900
Interest expense				(61,331)
Investment income, net				62,110
Other than temporary losses on investments				(9,909)
Other expense, net				(1,356)
Income from continuing operations before income taxes and minority interests				9,414
Benefit from income taxes				8,354
Minority interests in income of consolidated subsidiaries				(2,682)
(Loss) income from continuing operations				15,086
Income from discontinued operations, net of income taxes				995
Net income				$16,081

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

	Arby’s	Asset
2006	restaurants	management	Corporate	Total
Revenues:
Sales	$1,073,271	$-	$-	$1,073,271
Franchise revenues	82,001			82,001
Asset management revenues	-	88,006	-	88,006
	1,155,272	88,006	-	1,243,278
Depreciation and amortization	50,539	5,792	4,342	60,673
Operating (loss) profit	95,345	15,832	(66,550)	44,627
Interest expense				(114,088)
Loss on early extinguishments of debt				(14,082)
Investment income, net				84,318
Other than temporary losses on investments				(4,120)
Other income, net				8,677
Income from continuing operations before income taxes and minority interests				5,332
Provision for income taxes				(4,612)
Minority interests in income of consolidated subsidiaries				(11,523)
Loss from continuing operations				(10,803)
Loss from discontinued operations, net of income taxes				(129)
Net loss				$(10,932)

Income for our equity investments in TimWen and Deerfield are included in the Wendy’s restaurants and asset management segments, respectively. Investment (loss) income, net, of Deerfield was ($7,522) and $3,040 in 2007, through the date of the Deerfield Sale, and 2006, respectively.  EBITDA of the Asset Management segment for 2007 included the gain on the Deerfield Sale of $40,193.

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Eliminations	Total
Total assets	$3,840,213	$680,487	$3,178,747	$(3,053,827)	$4,645,620
Liabilities and stockholders’ equity
Total liabilities	1,354,029	756,296	235,876	(83,872)	2,262,329
Total stockholders’ equity	2,486,184	(75,809)	2,942,871	(2,969,955)	2,383,291
Total liabilities and stockholders’ equity	$3,840,213	$680,487	$3,178,747	$(3,053,827)	$4,645,620

	Arby’s	Asset
2007	restaurants	management	Corporate	Eliminations	Total
Total assets	$1,127,772	$136,646	$599,367	$(409,218)	$1,454,567
Liabilities and stockholders’ equity
Total liabilities	974,107	29,845	(2,939)	4,681	1,005,694
Total stockholders’ equity	153,665	106,801	602,306	(413,899)	448,873
Total liabilities and stockholders’ equity	$1,127,772	$136,646	$599,367	$(409,218)	$1,454,567

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Eliminations	Total
Investments:
Short term investments	$-	$-	162	$-	162
Long term investments	96,523	-	36,530	(1)	133,052
Total investments	$96,523	$-	$36,692	$(1)	$133,214

	Arby’s	Asset
2007	restaurants	management	Corporate	Eliminations	Total
Investments:
Short term investments	$-	$-	$2,608	$-	$2,608
Long term investments	-	71,899	70,011	(1)	141,909
Total investments	$-	$71,899	$72,619	$(1)	$144,517

	Wendy’s	Arby’s	Asset
	restaurants	restaurants	Management	Corporate	Total
2008
Cash capital expenditures	$33,650	$72,274	$-	$1,065	$106,989

2007
Cash capital expenditures	$-	$72,883	$41	$66	$72,990

2006
Cash capital expenditures	$-	$71,910	$7,869	$471	$80,250

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Revenues and long-lived asset information by geographic area are as follows:

	U.S	Canada	Other International	Total
2008
Revenues:
Wendy’s restaurants	$548,792	$53,201	$3,438	$605,431
Arby’s restaurants	1,213,774	3,419	137	1,217,330
Consolidated revenue	$1,762,566	$56,620	$3,575	$1,822,761
Long-lived assets:
Wendy’s restaurants	$1,216,736	$42,378	$53	$1,259,167
Arby’s restaurants	495,743	10	-	495,753
General corporate	15,452	-	-	15,452
Consolidated Assets	$1,721,931	$48,388	$53	$1,770,372

2007
Revenues:
Arby’s restaurants	$1,196,706	$3,574	$137	$1,200,417
Asset management	63,300	-	-	63,300
Consolidated revenue	$1,260,006	$3,574	$137	$1,263,717
Long-lived assets:
Arby’s restaurants	$474,047	$14	$-	$474,061
General corporate	30,813	-	-	30,813
Consolidated Assets	$504,860	$14	$-	$504,874

2006
Revenues:
Arby’s restaurants	$1,151,786	$3,371	$115	$1,155,272
Asset management	88,006	-	-	88,006
Consolidated revenue	$1,239,792	$3,371	$115	$1,243,278
Long-lived assets:
Arby’s restaurants	$437,059	$4,216	$-	$441,275
Asset management	11,663			11,663
General corporate	35,546	-	-	35,546
Consolidated Assets	$484,268	$4,216	$-	$488,484

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

(31) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2008 and 2007.  The Company reports on a fiscal year typically consisting of 52 weeks ending on the Sunday closest to December 31.  Deerfield reported on a calendar year basis until the date of its sale on December 21, 2007. Excluding Deerfield, all of the Company’s fiscal quarters in 2008 and 2007 contained 13 weeks. Deerfield has been included in this unaudited consolidated quarterly financial information through the date of its sale on December 21, 2007. Wendy’s has been included in this unaudited consolidated quarterly financial information beginning with the date of the Wendy’s Merger on September 29, 2008.

	2008 Quarter Ended
	March 30 (b)	June 29 (b)	September 28 (b)	December 28 (b)
Revenues	$302,854	$313,014	$310,371	$896,522
Cost of sales (d)	233,445	244,992	239,880	700,317
Operating (loss) profit	8,057	8,248	3,797	(433,752)
Loss from continuing operations	(67,471)	(6,905)	(13,366)	(394,216)
Income from discontinued operations (Note 23)	-	-	1,219	998
Net loss	(67,471)	(6,905)	(12,147)	(393,218)
Basic and diluted (loss) income per share from Class A common stock: (a)
Continuing operations	(.73)	(.07)	(.14)	(.84)
Discontinued operations	-	-	.01	-
Net (loss) income	(.73)	(.07)	(.13)	(.84)
Basic and diluted (loss) income per share from Class B common stock: (a)
Continuing operations	(.73)	(.07)	(.14)	-
Discontinued operations	-	-	.01	-
Net (loss) income	(.73)	(.07)	(.13)	-

	2007 Quarter Ended
	April 1	July 1 (c)	September30 (c)	December 30 (c)
Revenues	$302,046	$316,821	$324,213	$320,637
Cost of sales (d)	212,701	225,545	231,869	224,335
Cost of services	6,890	6,308	6,562	5,423
Operating (loss) profit	8,484	(68,455)	21,944	57,927
(Loss) income from continuing operations	7,210	(28,023)	3,731	32,168
(Loss) income from discontinued operations (Note 23)	(149)	-	-	1,144
Net (loss) income	7,061	(28,023)	3,731	33,312
Basic and diluted (loss) income per share from Class A common stock: (a)
Continuing operations	.07	(.30)	.04	.33
Discontinued operations	-	-	-	-
Net income (loss)	.07	(.30)	.04	.33
Basic and diluted (loss) income per share from Class B common stock: (a)
Continuing operations	.08	(.30)	.04	.37
Discontinued operations	-	-	-	-
Net (loss) income	.08	(.30)	.04	.37
______________
(a)
Basic and diluted (loss) income per share amounts for the quarters have been calculated separately on a consistent basis with the annual calculations (see Note 5).  Accordingly, quarterly amounts do not add to the full year amounts because of differences in the weighted average shares outstanding during each period.

In connection with the Wendy’s Merger, Wendy’s/Arby’s stockholders approved a charter amendment to convert each of the then existing Triarc Class B common stock into one share of Wendy’s/Arby’s Class A common stock. Accordingly, commencing with the 2008 fourth quarter, there is no longer any (loss) income per share attributable to the Class B common stock.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
(FORMERLY TRIARC COMPANIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts )

Diluted loss per share for all quarters of 2008 and the second quarter of 2007 was the same as basic loss per share for each period since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been anti-dilutive. The basic and diluted income per share for the first, third and fourth quarters of 2007 are the same since the difference is less than one cent in each quarter.

(b)
The operating (loss) profit was materially affected by Goodwill impairment of $460,075 for the fourth quarter of 2008 (see Note 18). The effect of  the other than temporary losses on investments on net (loss) income for the first, second, third and fourth quarters was ($68,086), ($2,205), ($5,103) and ($20,825), respectively, due to other than temporary losses on investments, after income tax benefits of $0, $1,295, $2,997 and $12,230, respectively.  The effect on net (loss) income for the fourth quarter of the goodwill impairment was $391,735, after a tax benefit of $68,340.

(c)
The operating (loss) profit was materially affected by (1) corporate restructuring charges of $79,044, $1,807 and $4,163 for the second, third and fourth quarters of 2007, respectively (see Note 17) and (2) by the $40,193 gain related to the Deerfield Sale (see Note 3) in the fourth quarter of 2007. The effect on net (loss) income for the second, third and fourth quarters was ($51,379), ($1,175) and $23,420, respectively, after income tax provision (benefit) of ($27,665), ($633) and $12,610, respectively.  In addition, net loss for the second quarter of 2007 was favorably affected by a $12,800 previously unrecognized prior year contingent tax benefit related to certain severance obligations to the Company’s Former Executives.

(d)	We have reclassified Advertising into “Cost of sales” for all periods.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2008.  Based on that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as of December 28, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

Wendy’s International, Inc.

As noted below in Management's Report on Internal Control Over Financial Reporting, pursuant to guidance provided by the SEC, we have excluded from our assessment of the effectiveness of internal control over financial reporting as of December 28, 2008, Wendy’s International, Inc. (“Wendy’s”), a business we acquired on September 29, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008.  The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Due to the close proximity of the completion of the Wendy's Merger with management's evaluation of the effectiveness of our internal control over financial reporting and our ongoing merger-related integration activities, we have excluded Wendy’s and its subsidiaries from our assessment of the effectiveness of internal control over financial reporting as of December 28, 2008.  Wendy’s and its subsidiaries accounted for $605,431 (33%) of our $1,822,761 of consolidated 2008 fiscal year revenues, had $30,788 of operating profit within our $(413,650) of consolidated 2008 fiscal year operating loss and accounted for $3,840,213 (83%) of our $4,645,620 of consolidated assets as of December 28, 2008.  Collectively, the entities comprising Wendy’s are “significant subsidiaries” (as defined in Regulation S-X under the Exchange Act).

Based on our assessment of the system of internal control, management believes that, as of December 28, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP has issued an attestation report dated March 13, 2009, on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

On September 29, 2008, we acquired Wendy’s.  As part of our integration activities, we have begun to incorporate our controls and procedures into this recently acquired business.  During the fourth quarter of 2008 the financial reporting and income tax accounting processes of Wendy’s were integrated into our accounting processes.  The integrated accounting processes were used for the preparation of financial statements and other information presented in this Annual Report on Form 10-K.  There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect further integration of Wendy's processes into our processes in 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wendy’s/Arby’s Group, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Wendy’s/Arby’s Group, Inc. and subsidiaries (the "Company") as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wendy’s International, Inc. which was acquired on September 29, 2008 and accounted for $605,431 (33%) of the Company’s $1,822,761 of consolidated 2008 revenues, $30,788 of operating profit within the Company’s  $(413,650) of consolidated 2008 operating loss and  $3,840,213 (83%) of the Company’s $4,645,620 of consolidated assets as of December 28, 2008. Accordingly, our audit did not include the internal control over financial reporting at Wendy’s International, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 28, 2008 and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 13, 2009

Item 9B.                      Other Information.

None.

PART III
Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 27, 2009 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.  Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV
Item 15.            Exhibits and Financial Statement Schedules.

(a) 1.                  Financial Statements:

See Index to Financial Statements (Item 8).

2.      Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item  8. Financial Statements and Supplementary Data.”

3.  Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Wendy’s/Arby’s Group, Inc. at 1155 Perimeter Center West, Atlanta, Georgia 30338.  Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 1-2207 for documents filed by the registrant or File No. 1-8116 for documents filed by Wendy’s International, Inc.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. 333-151336).

2.3
Agreement and Plan of Merger, dated as of December 17, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative, incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated December 21, 2007 (SEC file No. 001-02207).

3.1
Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc’s Current Report on Form 8-K dated June 9, 2004 (SEC file no. 001-02207).

3.2
Amendment to the Certificate of Incorporation of Triarc Companies, Inc., incorporated herein by reference to Exhibit 3.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 001-02207).

3.3
Amended and Restated By-laws of Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 3.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 001-02207).

4.1
Indenture, dated as of May 19, 2003, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc’s Registration Statement on Form S-3 dated June 19, 2003 (Reg. no. 333-106273).

4.2
Supplemental Indenture, dated as of November 21, 2003, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.3 to Triarc’s Registration Statement on Form S-3 dated November 24, 2003 (Reg. no. 333-106273).

4.3
Second Supplemental Indenture, dated as of September 29, 2008, between Triarc Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated September 29, 2008 (SEC file no. 001-02207).

4.4
Indenture between Wendy’s International, Inc. and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014, incorporated herein by reference to Exhibit 4(i) of the Wendy’s International, Inc. Form 10-K for the year ended December 30, 2001 (SEC file no. 001-08116).

10.1
Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated March 16, 1998 (SEC file no. 001-02207).**

10.3
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 13, 1998 (SEC file no. 001-02207).**

10.5	Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended.* **
10.6
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated December 22, 2008 (SEC file no. 001-02207).**

10.7	Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended.* **
10.8	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 001-02207).**
10.9
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 1, 2005 (SEC file no. 001-02207).**

10.10
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated June 6, 2007 (SEC file no. 001-02207).**

10.11
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.12	Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan.* **
10.13
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.14
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.15	Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan.* **
10.16
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.17
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.18
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no 001-08116).**

10.19
Amended and Restated Credit Agreement, dated as of July 25, 2005, amended and restated as of March 11, 2009, among Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., Arby's Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, Wachovia Bank, National Association, SunTrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, incorporated by reference to Exhibit 10.1 to Wendy's/Arby's Group's Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.20
Amended and Restated Pledge and Security Agreement dated March 11, 2009, by and between Wendy’s International Inc., Wendy’s International Holdings, LLC, Arby's Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, and Citicorp North America, Inc., as collateral agent incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.21
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.22
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.23
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated November 8, 2000 (SEC file no. 001-02207).

10.24
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).

10.25
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).**

10.26
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file No. 001-02207).**

10.27
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).**

10.28
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file No. 001-02207).**

10.29
Services Agreement, dated as of April 30, 2007, by and among Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).

10.30
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file No. 001-02207).

10.31
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.32
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.33
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.34
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.35
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc., 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.56 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.36	Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P.*
10.37
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file No. 001-02207).

10.38
Series A Note Purchase Agreement, dated as of December 21, 2007, by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Triarc Capital Corp., Triarc Deerfield Holdings, LLC (as administrative holder and collateral agent) and the purchasers signatory thereto, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated December 27, 2007 (SEC file no. 001-02207).

10.39
Collateral Agency and Intercreditor Agreement, dated as of December 21, 2007, by and among Triarc Deerfield Holdings, LLC, Jonathan W. Trutter, Paula Horn and the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust, as holders of the Series A Notes referenced therein, Sachs Capital Management LLC, Spensyd Asset Management LLLP and Scott A. Roberts, as holders of the Series B Notes referenced therein, Triarc Deerfield Holdings, LLC, as collateral agent, Deerfield & Company LLC and Deerfield Triarc Capital Corp., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated December 27, 2007 (SEC file no. 001-02207).

10.40
Agreement dated November 5, 2008 by and between Wendy’s/Arby’s Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207).

10.41
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated July 25, 2008 (SEC file no. 001-02207).**

10.42
Amended and Restated Letter Agreement dated as of December 18, 2008 between Thomas A. Garrett and Arby’s Restaurant Group, Inc., incorporated by reference to Exhibit 99.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.43
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 99.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.44
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 99.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.45
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.46
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.47	Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof.* **
10.48
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.49
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed July 12, 2005 (SEC file no. 001-08116).**

10.50
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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

Instruments defining the rights of holders of certain issues of long-term debt of the Company and its consolidated subsidiaries have not been filed as exhibits to this Form 10-K because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Dated: March 13, 2009	By: /s/ Roland C. Smith
Roland C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2009 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Titles
/s/ Roland C. Smith	President, Chief Executive Officer and Director
(Roland C. Smith)	(Principal Executive Officer)
/s/ Stephen E. Hare	Senior Vice President and Chief Financial Officer
(Stephen E. Hare)	(Principal Financial Officer)
/s/ Steven B. Graham	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ Nelson Peltz	Chairman and Director
(Nelson Peltz)
/s/ Peter W. May	Vice Chairman and Director
(Peter W. May)
/s/ Hugh L. Carey	Director
(Hugh L. Carey)
/s/ Clive Chajet	Director
(Clive Chajet)
/s/ Edward P. Garden	Director
(Edward P. Garden)
/s/ Janet Hill	Director
(Janet Hill)
/s/ Joseph A. Levato	Director
(Joseph A. Levato) /s/ J. Randolph Lewis	Director
(J. Randolph Lewis)
/s/ David E. Schwab II	Director
(David E. Schwab II) /s/ Raymond S. Troubh	Director
(Raymond S. Troubh) /s/ Jack G. Wasserman	Director
(Jack G. Wasserman)