Form 10-K/A
WENDY'S/ARBY'S GROUP, INC.
filed 2009-03-16
CIK 30697

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s Group” or the “Company”) for the fiscal year ended December 28, 2008 (our “2008 Annual Report”), is being filed pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X to amend Part IV, Item 15, Exhibits and Financial Statement Schedules, to include the financial statements of Deerfield Capital Corp.  This Amendment No. 1 does not otherwise update any information or exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of our 2008 Annual Report.

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
10.16
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.17
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.18
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no 001-08116).**

10.19
Amended and Restated Credit Agreement, dated as of July 25, 2005, amended and restated as of March 11, 2009, among Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, Wachovia Bank, National Association, SunTrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.20
Amended and Restated Pledge and Security Agreement dated March 11, 2009, by and between Wendy’s International Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, and Citicorp North America, Inc., as collateral agent incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

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

10.35
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. 280 Holdings, LLC and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.56 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

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
99.1
Consolidated Financial Statements of Deerfield Capital Corp. and subsidiaries (and related reports of independent registered public accounting firm), incorporated herein by reference to Item 8 of the Annual Report on Form 10-K of Deerfield Capital Corp. for the year ended December 31, 2008 (SEC file no. 001-32551).

*	Filed with the 2008 Annual Report on March 13, 2009.
**	Identifies a management contract or compensatory plan or arrangement.
***	Filed herewith.

Instruments defining the rights of holders of certain issues of long-term debt of the Company and its consolidated subsidiaries have not been filed as exhibits hereto because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Dated: March 16, 2009	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and Chief Financial Officer