Form 10-Q
period 2009-05-07
WENDY'S/ARBY'S GROUP, INC.
filed 2009-05-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Large accelerated filer   [ ]        Accelerated filer  [ X ]       Non-accelerated filer  [  ]       Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]         No   [X]

There were 469,629,729 shares of the registrant’s Class A Common Stock outstanding as of April 30, 2009.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 29,	December 28,
	2009	2008(A)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$122,434	$90,090
Restricted cash equivalents	15,050	20,792
Accounts and notes receivable	93,904	97,258
Inventories	24,282	24,646
Prepaid expenses and other current assets	46,669	28,990
Deferred income tax benefit	40,073	37,923
Advertising fund restricted assets	82,521	81,139
Total current assets	424,933	380,838
Restricted cash equivalents	28,888	34,032
Notes receivable	34,307	34,608
Investments	116,731	133,052
Properties	1,734,407	1,770,372
Goodwill	859,007	853,775
Other intangible assets	1,409,017	1,411,473
Deferred costs and other assets	35,388	27,470
Total assets	$4,642,678	$4,645,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$30,732	$30,426
Accounts payable	108,861	139,340
Accrued expenses and other current liabilities	258,650	247,334
Advertising fund restricted liabilities	82,521	81,139
Liabilities related to discontinued operations	4,225	4,250
Total current liabilities	484,989	502,489
Long-term debt	1,078,494	1,081,151
Deferred income	43,865	16,859
Deferred income taxes	478,401	475,243
Other liabilities	181,997	186,433
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,757,223	2,753,141
Retained deficit	(375,498)	(357,541)
Common stock held in treasury	(15,594)	(15,944)
Accumulated other comprehensive loss	(38,241)	(43,253)
	2,374,932	2,383,445
Total liabilities and stockholders’ equity	$4,642,678	$4,645,620

_________________________
(A)  Derived from the audited consolidated financial statements as of December 28, 2008

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Unaudited)
Revenues:
Sales	$773,243	$281,579
Franchise revenues	90,741	21,275
	863,984	302,854
Costs and expenses:
Cost of sales	675,942	233,445
General and administrative	109,878	44,911
Depreciation and amortization	51,662	15,914
Impairment of long-lived assets`	6,880	79
Facilities relocation and corporate restructuring	4,161	935
Other operating expense (income), net	1,527	(487)
	850,050	294,797
Operating profit	13,934	8,057
Interest expense	(22,149)	(13,491)
Investment (expense) income, net	(1,794)	2,164
Other than temporary losses on investments	(3,127)	(68,086)
Other expense, net	(2,597)	(4,579)
Loss before income taxes benefit	(15,733)	(75,935)
Benefit from income taxes	4,809	8,464
Net loss	$(10,924)	$(67,471)

Basic and diluted net loss per share:
Class A common stock	$(.02)	$(.73)
Class B common stock (a)	N/A	(.73)

Dividends declared per share:
Class A common stock	$.015	$.08
Class B common stock (a)	N/A	.09

____________
(a) In connection with the September 29, 2008 merger with Wendy’s International Inc. (“Wendy’s”), Wendy’s/Arby’s Group, Inc. stockholders approved a charter amendment to convert each of the then existing shares of Triarc Companies, Inc. Class B common stock into one share of Wendy’s/Arby’s Group, Inc. Class A common stock.

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Unaudited)
Cash flows from continuing operating activities:
Net loss	$(10,924)	$(67,471)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	51,662	15,914
Net receipt of deferred vendor incentive	29,368	11,530
Impairment of long-lived assets	6,880	79
Non-cash rent expense (income)	5,196	(81)
Write-off and amortization of deferred financing costs	5,069	5,637
Non-cash operating investment adjustments, net (see below)	4,741	66,413
Share-based compensation provision	4,371	1,586
Deferred income tax benefit	(4,809)	(8,462)
Other, net	8,819	(1,028)
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,667)	(2,523)
Inventories	348	964
Prepaid expenses and other current assets	(15,577)	5,286
Accounts payable, accrued expenses and other current liabilities	(23,213)	(10,911)
Net cash provided by continuing operating activities	58,264	16,933
Cash flows from continuing investing activities:
Capital expenditures	(17,203)	(16,770)
Proceeds from dispositions	6,246	-
Investing investment activities, net (see below)	704	112
Cost of acquisitions, less cash acquired	-	(9,486)
Cost of Wendy’s Merger	-	(1,650)
Other, net	(1,390)	49
Net cash used in continuing investing activities	(11,643)	(27,745)
Cash flows from continuing financing activities:
Deferred financing costs incurred	(11,148)	-
Repayments of notes payable and long-term debt	(4,495)	(4,358)
Proceeds from long-term debt	1,451	4,129
Dividends paid (a)	-	(8,045)
Other, net	52	-
Net cash used in continuing financing activities	(14,140)	(8,274)
Net cash provided by (used in) continuing operations before effect of exchange rate changes on cash	32,481	(19,086)
Effect of exchange rate changes on cash	(112)	-
Net cash provided by (used in) continuing operations	32,369	(19,086)
Net cash used in operating activities of discontinued operations	(25)	(4)
Net increase (decrease) in cash and cash equivalents	32,344	(19,090)
Cash and cash equivalents at beginning of period	90,090	78,116
Cash and cash equivalents at end of period	$122,434	$59,026

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses on investments (b)	$3,127	$68,086
Other net recognized (gains) losses	1,614	(1,673)
	$4,741	$66,413
Investing investment activities, net:
Proceeds from sales of available-for-sale securities and other investments	$9,756	$3,555
Decrease in restricted cash held for investment	5,149	27,218
Payments to cover short positions in securities and cost of available-for-sale securities and other investments purchased	(14,201)	(30,661)
	$704	$112
Supplemental disclosures of cash flow information:
Cash paid during the year from continuing operations for:
Interest	$19,675	$13,999
Income taxes, net of refunds	$1,097	$625
Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$18,789	$21,189
Capital expenditures paid in cash	(17,203)	(16,770)
Non-cash capitalized lease and certain sales-leaseback obligations	$1,586	$4,419

Non-cash additions to long-term debt from acquisitions	$-	$10,953

____________
(a) The dividend declared in the first quarter of 2009 was paid on March 30, 2009, the first day of the 2009 second quarter.
(b) The 2008 amount relates to our investment in Deerfield Capital Corp. (“DFR”) common stock as described in Note 8.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In our opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the three-month periods as described in the following paragraph.  The results of operations for the three months ended March 29, 2009 are not necessarily indicative of the results to be expected for the full 2009 fiscal year. The results of operations for the three months ended March 30, 2008 and prior to September 29, 2008 do not include the results of operations of Wendy’s International, Inc. (“Wendy’s”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.   Our 2009 and 2008 fiscal first quarters ended on March 29, 2009 and March 30, 2008, respectively. All quarters presented contain 13 weeks. Because our current 2009 fiscal year, ending on January 3, 2010, will contain 53 weeks, our fourth quarter of 2009 will contain 14 weeks.  All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)           Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the merger with Wendy’s (“Wendy’s Merger”) as described in the Form 10-K. Immediately prior to the Wendy’s Merger, our Class B Common Stock was converted into Class A Common Stock on a one for one basis (the “Conversion”). The results of operations and cash flows of Wendy’s® have been included in the accompanying unaudited condensed consolidated statements of operations and cash flows for the three months ended March 29, 2009, but were not included in the three months ended March 30, 2008.

The preliminary allocation of the Wendy’s merger consideration to the assets acquired and liabilities assumed, which remains subject to finalization, is as follows:

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Value of shares of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares	$2,476,197

Value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	18,296
Estimated Wendy’s Merger costs	20,819
Total estimated merger consideration	2,515,312

Net book value of Wendy’s assets acquired and liabilities assumed	796,588
Less: Wendy’s historical goodwill acquired	(83,794)
Net book value of Wendy’s assets acquired and liabilities assumed	712,794
Excess of merger consideration over book value of Wendy’s assets acquired and liabilities assumed	1,802,518
Change in fair values of assets and liabilities allocated to:
(Increase)/decrease in:
Current assets
Accounts and notes receivable	(694)
Prepaid expenses and other current assets	985
Investments	(64,169)
Properties	(45,920)
Other intangible assets
Trademark	(900,109)
Franchise agreements	(353,000)
Favorable leases	(119,362)
Computer software	9,566
Deferred costs and other assets	(377)

Increase/(decrease) in:
Accrued expenses and other current liabilities	829
Long-term debt, including current portion of $228	(56,337)
Other liabilities	(46,574)
Unfavorable leases	64,673
Deferred income tax liability	556,599
Total adjustments	(953,890)
Goodwill	$848,628

Summarized below is the change in goodwill during the three months ended March 29, 2009 resulting from changes in the estimated merger consideration and in the allocation of the revised merger consideration to the estimated fair vales of assets acquired and liabilities assumed:

Goodwill as reported at December 28, 2008	$845,631
Change in total estimated merger consideration:
Decrease in the value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	(199)
Increase in Wendy’s Merger costs	116
Changes to fair values of assets and liabilities:
Increase in properties	(1,002)
Increase in favorable leases	(2,094)
Decrease in accrued expenses and other current liabilities	(4,712)
Increase in unfavorable leases	620
Increase in deferred income tax liability	10,268
Goodwill as reported at March 29, 2009	$848,628

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following unaudited supplemental pro forma condensed consolidated summary operating data (the "As Adjusted” data) of the Company for the three months ended March 30, 2008 has been prepared by adjusting the historical data as set forth in the accompanying unaudited condensed consolidated statement of operations to give effect to the Wendy’s Merger and the Conversion as if they had been consummated as of December 31, 2007:

	Three months ended March 30, 2008
	As Reported	As Adjusted
Revenues:
Sales	$281,579	$794,596
Franchise revenues	21,275	91,184
Total revenues	302,854	885,780
Operating profit	8,057	19,410
Net loss	(67,471)	(65,083)
Basic and diluted (loss) income per share:
Class A Common Stock:	(.73)	(.14)
Class B Common Stock:	(.73)	N/A

This As Adjusted data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Wendy’s Merger and Conversion actually been consummated as of December 31, 2007 or of the Company's future results of operations.

Other acquisitions

We completed the acquisitions of the operating assets, and assumed liabilities, of 45 Arby’s® franchised restaurants during the quarter ended March 30, 2008. The total then estimated consideration for the acquisitions was $15,756 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $627 of related estimated expenses. The aggregate purchase price of $16,243 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Other operating expense (income), net” in the accompanying unaudited condensed consolidated statement of operations.

Dispositions

During the 2009 first quarter, the Company received proceeds from dispositions of $6,246 consisting of $3,384 from the sale of 10 Wendy’s units to a franchisee and $2,862 related to other dispositions. These sales resulted in a gain of $2,334 which is included in “Depreciation and amortization”.

(3)  Fair Value Measurement of Financial Assets and Liabilities

Our financial assets and liabilities as of March 29, 2009 include available-for-sale investments, investment derivatives, and various investments in liability positions, which include those managed (the “Equities Account”) by a management company (the “Management Company”) formed by certain former executives who are also current directors.  We determine fair value of our available-for-sale securities and investment derivatives principally using quoted market prices, broker/dealer prices or statements of account received from investment managers, which were principally based on quoted market or broker/dealer prices.

Valuation techniques under Statement of Financial Accounting Standard (‘SFAS”) No. 157, as amended, “Fair Value Measurements,” (“SFAS 157”) are based on observable and unobservable inputs.   Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs— Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

management judgment or estimation.

The fair values of our financial assets or liabilities and the hierarchy of the level of inputs are summarized below:

	March 29,	Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Assets
Available-for-sale securities:
Short-term investments (included in “Prepaid expenses and other current assets”)	$124	$124	$-	$-
Investments – restricted (included in “Investments-other”)	18,755	18,755	-	-
Total assets	$18,879	$18,879	$-	$-

Liabilities
Securities sold with an obligation to purchase-restricted	$3,923	$3,923	$-	$-
Other derivatives in liability positions-restricted	3,984	3,984	-	-
Total liabilities (included in “Other liabilities”)	$7,907	$7,907	$-	$-

(4)	Impairment of Long-lived Assets

	Three Months Ended
	March 29,	March 30,
	2009	2008
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$5,894	$48
Favorable leases	232	-
Franchise agreements	318	-
Other	17	31
	6,461	79
Wendy’s restaurant segment:
Impairment of surplus properties:	419	-
Total impairment of long-lived assets	$6,880	$79

The Arby’s restaurant segment impairment losses reflect (1) the deterioration in operating performance of certain restaurants and (2) additional charges for restaurants impaired in a prior year which did not subsequently recover. The Wendy’s restaurant segment impairment losses reflect write-downs in the carrying value of surplus properties and properties held for sale.

Impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of long-lived assets” in the accompanying unaudited condensed consolidated statements of operations.  The fair values (Level 3 Inputs as described in SFAS 157) of impaired assets discussed above for the Arby’s restaurants segment were estimated based upon the present values of the anticipated cash flows associated with each related Company-owned asset.  The fair values (Level 2 Inputs as described in SFAS 157) of the impaired assets discussed above for the Wendy’s restaurants segment were estimated based upon their expected realizable value, which reflect market declines in the areas where the properties are located.

(5)	Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges in our Wendy’s restaurant segment for the first quarter of 2009 of $4,161 primarily related to severance costs in connection with the Wendy’s Merger. We expect to incur additional facilities relocation and corporate restructuring charges with respect to additional severance costs in connection with the Wendy’s Merger of $3,190 in the remainder of 2009.

The facilities relocation and corporate restructuring charge and an analysis of activity in the facilities relocation and corporate restructuring accrual during the three months ended March 29, 2009 is as follows:

	Three Months Ended
	March 29, 2009
	Balance December 28,			Balance March 29,	Total Expected to be	Total Incurred
	2008	Provision	Payments	2009	Incurred	to Date
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$3,101	$4,161	$(1,197)	$6,065	$10,452	$7,262
Total Wendy’s restaurant segment	3,101	4,161	(1,197)	6,065	10,452	7,262

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	-	-	72	4,651	4,651
Other	-	-	-	-	7,471	7,471
	72	-	-	72	12,122	12,122
Non-cash charges	-	-	-	-	719	719
Total Arby’s restaurant segment	72	-	-	72	12,841	12,841

Corporate:
Cash obligations:
Severance and retention incentive compensation	962	-	(126)	836	84,622	84,622
Non-cash charges	-	-	-	-	835	835
Total corporate	962	-	(126)	836	85,457	85,457
	$4,135	$4,161	$(1,323)	$6,973	$108,750	$105,560

(6)	Discontinued Operations

Prior to 2008, we sold the stock of the companies comprising our former premium beverage and soft drink concentrate business segments (collectively, the “Beverage Discontinued Operations”) and the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments and closed two restaurants which were a component of the restaurant segment (jointly, “Other Discontinued Operations”).  We have accounted for all of these operations as discontinued operations. There were no operating results or charges for discontinued operations during the three months ended March 29, 2009 or March 30, 2008.

Current liabilities related to discontinued operations at March 29, 2009 and December 28, 2008 consisted of the following:

	March 29,	December 28,
	2009	2008

Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations	$3,805	$3,805
Other	420	445
	$4,225	$4,250

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7)     Retirement Benefit Plans

We maintain two defined benefit plans, the benefits under which were frozen in 1992 and for which we have no unrecognized prior service cost. The components of the net periodic pension cost incurred by us with respect to these plans are as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008

Service cost (consisting entirely of plan administrative expenses)	$22	$24
Interest cost	56	55
Expected return on the plans’ assets	(38)	(55)
Amortization of unrecognized net loss	21	6
Net periodic pension cost	$61	$30

(8)	Other Than Temporary Losses on Investments

	Three Months Ended
	March 29,	March 30,
	2009	2008

Cost method investments	$2,326	$-
Available-for-sale security	801	-
Deerfield Capital Corp. (“DFR”) common stock	-	68,086
	$3,127	$68,086

First Quarter 2009

We analyzed our unrealized losses as of March 29, 2009 and, due to current market conditions and other factors, we recorded other than temporary losses in the 2009 first quarter of $2,326 attributable to the decline in fair value of three of our cost investments. As described in the Form 10-K, prior to 2007 we invested $75,000 in our Equities Account being managed by the Management Company, formed by certain former executive officers who are also current directors, which generally co-invests on a parallel basis with the Management Company’s equity funds.  We recorded charges of $801 related to other than temporary losses on an available-for-sale security in the Equities Account.

First Quarter 2008

As described in the Form 10-K, in December 2007 the Company sold its 63.6% capital interest in Deerfield, the Company’s former asset management business (the “Deerfield Sale”), to Deerfield Capital Corp. (“DFR”).  Proceeds from this sale included, among other consideration, 9,629 preferred shares of a subsidiary of DFR which were converted to DFR common shares in the first quarter of 2008. These shares, along with 206 additional shares we owned in DFR, declined significantly in value in the first quarter of 2008.  Based on this decline in the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,835 common shares owned by us was impaired.  As a result we recorded an other than temporary loss for the 2008 first quarter of $68,086 (without tax benefit) which included $11,074 of pre-tax unrealized holding losses recorded prior to 2008.  As a result of the distribution of the DFR common stock, the income tax loss that resulted from the decline in value of our investment of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

(9)	Income Taxes

The effective tax benefit for the three months ended March 29, 2009 and March 28, 2008 on the loss before income taxes was 30.6% and 11.1%, respectively.  These rates vary from the U.S. federal statutory rate of 35% due to the 2009 and 2008 first quarter effects of (1) the first quarter 2008 effect of the other than temporary loss on our investment in the common stock of DFR, which, as a result of its subsequent distribution to shareholders, is not deductible for income tax purposes and no tax

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

benefit was recorded related to this loss, (2) state income taxes, net of federal income tax benefit, (3) non-deductible expenses, (4) adjustments to our uncertain tax positions, and (5) tax credits.

In the first quarter of 2009 we increased our unrecognized tax benefits for prior periods by $1,172.  In the 2008 first quarter, an examination of one state income tax return was settled for fiscal years 1998 through 2000. Since this tax position was settled for less than we previously anticipated, we recorded an income tax benefit of $1,516 in the first quarter of 2008.   There were no other significant changes to unrecognized tax benefits in the 2009 and 2008 first quarters.

As a result of the completion in first quarter 2008 of the aforementioned state examination, a benefit was recorded for a reduction of interest expense related to unrecognized tax benefits of $1,071.  There were no other significant changes to interest or penalties related to uncertain tax positions in the 2009 or 2008 first quarters.

We include unrecognized tax benefits and the related interest and penalties for discontinued operations in “Liabilities related to discontinued operations” in the accompanying unaudited condensed consolidated balance sheets.  There were no changes in those amounts during the 2009 or 2008 first quarters.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of our U.S. Federal income tax return for the tax period ended December 28, 2008 as part of the Compliance Assurance Program (“CAP”).  Our December 28, 2008 U.S. Federal income tax return includes Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008. Prior to the Wendy’s Merger, Wendy’s was a participant in the CAP since the beginning of the 2006 tax year.  CAP is a voluntary, real-time audit arrangement whereby taxpayers and the IRS address issues throughout the year as they emerge.  Any matters relating to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ending January 1, 2006 (fiscal 2005) to September 29, 2008 are not currently under examination by the IRS.  Our foreign income tax returns and Wendy’s foreign income tax returns for periods prior to the Wendy’s Merger are open to examination primarily for periods ending on or after January 2, 2005.  Certain of these foreign income tax returns are currently under examination. Some of our state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination.   Certain of these states have issued notices of proposed tax assessments aggregating $11,279.  We dispute these notices and believe ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(10)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.  As described in the Form 10-K, in connection with the Wendy’s Merger, Wendy’/Arby’s stockholders approved the Conversion whereby each of the then existing shares of Triarc class B common stock (“Class B Common Stock”) were converted into one share of Wendy’s/Arby’s class A common stock (“Class A Common Stock”) and accordingly we now only have Class A Common Stock. Net loss for the three months ended March 30, 2008 of ($67,471) was allocated equally among each share of Class A Common Stock of ($21,059) and Class B Common Stock of ($46,412), resulting in the same loss per share for each class.

Diluted loss per share for the three months ended March 29, 2009 and March 28, 2008 was the same as basic loss per share for each share of the Class A Common Stock and Class B Common Stock, as applicable, since we reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss per share would have been antidilutive.

Our securities as of March 29, 2009 that could dilute basic income per share for periods subsequent to March 29, 2009 are (1) outstanding stock options which can be exercised into 26,803 shares of our Class A Common Stock, (2) 409 restricted shares of the Company’s Class A Common Stock which principally vest over three years and (3) $2,100 of Convertible Notes which are convertible into 160 shares of our Class A Common Stock.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The weighted average number of outstanding shares used to calculate basic and diluted loss per share is as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008

Class A Common Stock	469,237	28,884

Class B Common Stock	N/A	63,660

(11)	Stockholder’s Equity

The following is a summary of the changes in stockholder’s equity:

	Three Months Ended
	March 29,	March 30,
	2009	2008

Beginning balance	$2,383,291	$448,874
Effect of change in accounting for minority interests	154	972
Beginning balance, as adjusted	2,383,445	449,846
Comprehensive loss (1)	(5,912)	(64,340)
Dividend declared	(7,033)	-
DFR stock dividend	-	(14,464)
Dividend paid	-	(8,044)
Share-based compensation expense	4,371	1,585
Other	61	(25)
Ending balance	$2,374,932	$364,558

(1) The following is a summary of the components of comprehensive loss, net of income taxes:

	Three Months Ended
	March 29,	March 30,
	2009	2008

Net loss	$(10,924)	$(67,471)
Net change in currency translation adjustment (a)	5,752	(152)
Net unrealized (losses) gains on available-for-sale securities (b)	(740)	4,436
Net unrealized losses on cash flow hedges (c)	-	(1,153)
Other comprehensive loss	5,012	3,131
Comprehensive loss	$(5,912)	$(64,340)
_______________________
(a)	The 2009 amount is primarily due to changes to the allocation of the Wendy’s merger consideration. See Note 2 for further information.

(b) Net unrealized (losses) gains on available-for-sale securities:	Three Months Ended
	March 29,	March 30,
	2009	2008

Unrealized holding losses arising during the period	$(993)	$(3,920)
Reclassifications of prior period unrealized holding (gains) losses into net loss	(178)	11,074
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	-	(201)
	(1,171)	6,953
Income tax benefit (provision)	431	(2,517)
	$(740)	$4,436

(c) Net unrealized losses on cash flow hedges:	Three Months Ended
March 30,
2008
Unrealized holding losses arising during the period	$(1,916)
Reclassifications of prior period unrealized holding losses into net loss	28
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	3
(1,885)
Income tax benefit	732
$(1,153)

(12)	Business Segments

We manage and internally report our operations in two brand segments: (1) the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

The following is a summary of our segment information:

	Three months ended March 29, 2009

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$507,003	$266,240	$-	$773,243
Franchise revenues	71,238	19,503	-	90,741
	578,241	285,743	-	863,984
Depreciation and amortization	36,687	14,517	458	51,662
Operating profit (loss)	20,025	(2,047)	(4,044)	13,934
Interest expense				(22,149)
Investment expense, net				(1,794)
Other than temporary losses on investments				(3,127)
Other expense, net				(2,597)
Loss before income tax benefit				(15,733)
Benefit from income taxes				4,809
Net loss				$(10,924)

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”). Income from our equity investments in TimWen of $1,658 during the 2009 first quarter is included in the operating profit of Wendy’s restaurants segment.

On December 29, 2008, Wendy’s/Arby’s began charging the restaurant segments for support services. Prior to that date, the restaurant segments had directly incurred such costs. For the three months ended March 29, 2009, Wendy’s/Arby’s allocated these costs to the restaurant segments based upon budgeted segment revenues.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three months ended March 30, 2008

	Arby’s
	restaurants	Corporate	Total
Revenues:
Sales	$281,579	$-	$281,579
Franchise revenues	21,275		21,275
	302,854	-	302,854
Depreciation and amortization	14,838	1,076	15,914
Operating profit (loss)	17,349	(9,292)	8,057
Interest expense			(13,491)
Investment income, net			2,164
Other than temporary loss on investment			(68,086)
Other expense, net			(4,579)
Loss before income tax benefit			(75,935)
Benefit from income taxes			8,464
Net loss			$(67,471)

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate	Total
Three months ended March 29, 2009
Cash capital expenditures	$8,743	$7,825	$635	$17,203

Three months ended March 30, 2008
Cash capital expenditures		$16,770	$-	$16,770

(13)	Legal and Environmental Matters

In the Form 10-K for the fiscal year ended December 28, 2008, the Company disclosed an environmental matter with Adams Packing Association, Inc., an inactive subsidiary of the Company, whereby Adams was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System list of known or suspected contaminated sites.  As discussed in our Form 10-K, based on amounts spent prior to 2008 of approximately $1,667 and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

The Company also disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933 (the “Form S-4”).  These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.

On April 1, 2009, the Common Pleas Court of Franklin County, Ohio entered an order preliminarily approving settlement of all claims and certifying a class for settlement purposes only, which provided for notice of settlement to the class and set a final settlement hearing date of July 1, 2009.  On May 1, 2009, the Company mailed a notice of pendency of the class actions, the proposed settlement and the final hearing date.

The defendants believe that the Guiseppone, Henzel, Smith and Ravanis cases described above are without merit and intend to vigorously defend them in the event that court approval is not obtained. While we do not believe that these actions will have a material adverse effect on our financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial position or results of operations for the period in which the ruling occurs or for future periods.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $2,755 as of March 29, 2009.  Although

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(14)	Accounting Standards

Accounting Standards Adopted at the Beginning of 2009

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

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”).  FSP FAS 141(R)-1 requires acquirers to recognize an asset acquired or liability assumed in a business combination that arises from a contingency at fair value if the acquisition-date fair value of that asset or liability can be determined during the measurement period.

SFAS 141(R), which became effective in our fiscal 2009 first quarter, will not impact our recording of the Wendy’s Merger except for any potential adjustments to deferred taxes included in the allocation of the purchase price after such allocation has been finalized. The presentation and disclosure requirements of SFAS 160 have been applied retrospectively for all periods presented. The adoption of SFAS 160 resulted in a reclassification of our minority interests from a liability to “Additional paid in capital” in our unaudited condensed consolidated balance sheets and the income statement effect for our minority interests has been included in “Other expense, net”, as such amounts are insignificant.  SFAS 141 (R), FSP FAS 142-3, FSP FAS 141(R)-1 and SFAS 160 will impact future acquisitions, if any, the effect of which will depend upon the nature and terms of such agreements. The application of FSP FAS 142-3 did not have a material effect on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and how these items affect a company's financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives.  SFAS 161 has been applied prospectively beginning with the first quarter of our 2009 fiscal year. The application of SFAS 161 did not have any effect on disclosures in our unaudited condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires expanded fair value disclosures for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”  These disclosures will now be required for interim periods for publicly traded entities.  In addition, entities will be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis.  This Staff Position will be effective commencing with our 2009 second quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc (“Wendy’s/Arby’s” or, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”).  There have been no significant changes as of March 29, 2009 to the application of our critical accounting policies, contractual obligations or guarantees and commitments as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the merger (the “Wendy’s Merger”) with Wendy’s International, Inc. (“Wendy’s”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A Common Stock for each share of Wendy’s common stock owned.  Our consolidated results of operations commencing September 29, 2008 include Wendy’s results of operations.

Our Business

Wendy’s/Arby’s is the parent company of Wendy’s and Arby’s Restaurant Group, Inc. (“ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively.  We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants and the operation and franchising of Arby’s restaurants.  As of March 29, 2009, the Wendy’s restaurant system was comprised of 6,623 restaurants, of which 1,399 were owned and operated by the Company.  As of March 29, 2009, the Arby’s restaurant system was comprised of 3,741 restaurants, of which 1,171 were owned and operated by the Company.  All 2,570 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Restaurant business revenues for the 2009 first quarter include: (1) $745.7 million of revenues from Company-owned restaurants, (2) $27.5 million from the sale of bakery items and kid’s meal promotion items to our franchisees, (3) $83.7 million from royalty income from franchisees and (4) $7.1 million of other franchise related revenue. Our revenues increased significantly in the 2009 first quarter due to the Wendy’s Merger.  The Wendy’s royalty rate was 4.0% for the quarter ended March 29, 2009.  While over 80% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average Arby’s royalty rate was 3.6% for the three months ended March 29, 2009.

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•
Significant decreases in general consumer confidence in the economy as well as decreases in many consumers’ discretionary income caused by factors such as continuing deterioration in the financial markets and in economic conditions, including high unemployment levels and significant displacement in the real estate market, volatility in fuel costs, and high food costs;

•
Increasing price competition in the quick service restaurant (“QSR”) industry, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) the use of coupons and other price discounting, (3) many recent product promotions focused on lower prices of certain menu items and (4) combination meal concepts (“combos”), which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering take-out food;

•
Increased availability to consumers of product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) products that tend to offer a variety of portion sizes and more ingredients; (3) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products; and (4) sandwiches with perceived higher levels of freshness, quality and customization; and

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

Cost of Sales

•	Higher commodity prices which increased our food costs during 2008, with some moderation in recent months;

•	The recent volatility in fuel prices which, when at much higher than current levels, contributed to an increase in utility, distribution, and freight costs;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which is expected to continue to increase wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which results in increased operating costs.

Other

•
Dislocation and weakness in the overall credit markets and higher borrowing costs in the lending markets typically used to finance new unit development and remodels.  These tightened credit conditions could negatively impact the renewal of franchisee licenses as well as the ability of a franchisee to meet their commitments under development, rental and franchise license agreements;

•
A significant portion of both our Wendy’s and Arby’s restaurants are franchised and, as a result, we receive revenue in the form of royalties (which are generally based on a percentage of sales at franchised restaurants), rent and fees from franchisees. Franchisee related accounts receivable and estimated reserves for uncollectibility have increased, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees; and

•	Continued competition for development sites among QSR competitors and other businesses.

We experience these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, the royalties and franchise fees we receive from them.

Business Highlights

Our primary goal is to enhance the value of our Company by:

•	improving the quality and affordability of our core menu items;
•	increasing same store sales in the restaurants and revitalizing the Wendy’s and Arby’s brands with new marketing programs, menu development and an improved customer experience;
•	improving Company-owned restaurant margins;
•	achieving significant progress on synergies and efficiencies related to the Wendy’s Merger;
•	expanding the breakfast daypart at many Wendy’s and Arby’s locations over the next several years; and
•	possibily acquiring other restaurant brands.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

We report Arby’s North America Restaurants same-store sales commencing after a store has been open for fifteen continuous months.  Wendy’s North America Restaurants same-store sales are reported after a store has been open for at least fifteen continuous months as of the beginning of the fiscal year.  These methodologies are consistent with the metrics used by our management for internal reporting and analysis.

•	Restaurant Margin

We define restaurant margin as sales from Company-owned restaurants (excluding sales from bakery items and kid’s meal promotion items to franchisees) less cost of sales (excluding costs from bakery items and kid’s meal promotion items), divided by sales.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Deerfield

On December 21, 2007, we completed the sale of our majority capital interest in Deerfield & Company LLC (“Deerfield”), our former subsidiary, to Deerfield Capital Corp. (“DFR”) resulting in non-cash proceeds aggregating $134.6 million, consisting of 9.6 million shares of convertible preferred stock of DFR (“the DFR Preferred Stock”) with a then estimated fair value of $88.4 million and $48.0 million principal amount of series A senior secured notes of DFR due in December 2012 (the “DFR Notes”) with a then estimated fair value of $46.2 million.  As discussed in the Form 10-K, we recorded a valuation allowance of $21.2 million during the fourth quarter of 2008 for these DFR Notes.  We also owned an additional 0.2 million common shares in DFR.

The DFR Notes bear interest at the three-month LIBOR (1.22% at March 29, 2009) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9.6 million preferred shares we held into a like number of shares of common stock.  During the first quarter of 2008, our Board of Directors approved the distribution of our 9.8 million shares of DFR common stock, which also included the 0.2 million common shares of DFR discussed above, to our stockholders. The dividend, which was valued at $14.5 million, was paid on April 4, 2008 to holders of record of our Class A common stock (the “Class A Common Stock”) and our then outstanding Class B common stock (the “Class B Common Stock”).

In the first quarter of 2008, in response to unanticipated credit and liquidity events in the first quarter of 2008, DFR announced changes to its business model and significant losses.  Based on these events and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9.8 million common shares was impaired. As a result, we recorded an other than temporary loss which is included in “Other than temporary losses on investments,” of $68.1 million (without tax benefit as described below).  As a result of the distribution of the DFR common stock, the income tax loss that resulted from the decline in value of our investment of $68.1 million is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Other

We maintain an investment portfolio principally from the investment of our excess cash with the objective of generating investment income, including in an account (the “Equities Account”) which is managed by a management company (the “Management Company”) formed by our Chairman, who is our former Chief Executive Officer, and our Vice Chairman, who is our former President and Chief Operating Officer, (collectively, the “Former Executives”) and a director, who is also our former Vice Chairman (together with the Former Executives, the “Principals”).  The Equities Account is invested principally in equity securities, including derivative instruments, of a limited number of publicly-traded companies.  In addition, the Equities Account sells securities short and invests in market put options in order to lessen the impact of significant market downturns.  Investment income (loss) from this account includes realized investment gains (losses) from marketable security transactions, realized and unrealized gains (losses) on derivative instruments and securities sold with an obligation to purchase, other than temporary losses, interest and dividends.  The Equities Account, including restricted cash equivalents and equity derivatives, had a fair value of $33.7 million as of March 29, 2009.  The fair value of the Equities Account as of March 29, 2009 excludes $47.0 million of restricted cash released from the Equities Account to Wendy’s/Arby’s in 2008. We obtained permission from the Management Company to release this amount from the Equities Account and we are obligated to return this amount to the Equities Account by January 29, 2010.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  All quarters presented contain 13 weeks.  Because our 2009 fiscal year ending on January 3, 2010 will contain 53 weeks, our fourth quarter of 2009 will contain 14 weeks.  All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

Presented below is a table that summarizes our results, same-store sales and restaurant margins for the 2009 first quarter and the 2008 first quarter.  Due to the Wendy’s Merger, the percentage change between these three month periods is not meaningful.

	Three Months Ended
	March 29,	March 30,	Change
	2009	2008	Amount
	(In Millions Except Restaurant Count and Percents)
Revenues:
Sales	$773.2	$281.6	$491.6
Franchise revenues	90.8	21.3	69.5
	864.0	302.9	561.1
Costs and expenses:
Cost of sales	676.0	233.5	442.5
General and administrative	109.8	44.9	64.9
Depreciation and amortization	51.7	15.9	35.8
Impairment of long-lived assets	6.9	0.1	6.8
Facilities relocation and corporate restructuring	4.2	0.9	3.3
Other operating expense (income), net	1.5	(0.5)	2.0
	850.1	294.8	555.3
Operating profit	13.9	8.1	5.8
Interest expense	(22.1)	(13.5)	(8.6)
Investment (expense) income, net	(1.8)	2.2	(4.0)
Other than temporary losses on investments	(3.1)	(68.1)	65.0
Other expense, net	(2.6)	(4.6)	2.0
Loss before income taxes benefit	(15.7)	(75.9)	60.2
Benefit from income taxes	4.8	8.4	(3.6)
Net loss	$(10.9)	$(67.5)	$56.6

Restaurant statistics:
Wendy’s same-store sales:	First Quarter 2009
North America Company-owned restaurants	0.3%
North America Franchised restaurants	1.2%
North America Systemwide	1.0%

Arby’s same-store sales:	First Quarter 2009	First Quarter 2008
North America Company-owned restaurants	(8.0)%	(1.6)%
North America Franchised restaurants	(9.1)%	1.0%
North America Systemwide	(8.7)%	0.0%

Restaurant margin:
	First Quarter 2009
Wendy’s	11.1%

	First Quarter 2009	First Quarter 2008
Arby’s	14.2%	17.1%
Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	5	11	16
Closed	(2)	(21)	(23)
Sold to franchisees	(10)	10	-
Restaurant count at March 29, 2009	1,399	5,224	6,623

Arby’s restaurant count:
Restaurant count at December 28 2008	1,176	2,580	3,756
Opened	1	17	18
Closed	(6)	(27)	(33)
Restaurant count at March 29, 2009	1,171	2,570	3,741

Total Wendy’s/Arby’s restaurant count at March 29, 2009	2,570	7,794	10,364

Three Months Ended March 29, 2009 Compared with Three Months Ended March 30, 2008

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $491.6 million to $773.2 million for the three months ended March 29, 2009 from $281.6 million for three months ended March 30, 2008.  The increase in sales was due to the Wendy’s Merger which added 1,399 net Company-owned restaurants as of March 29, 2009 and generated $507.0 million in sales during the 2009 first quarter. Wendy’s same-store sales, excluding the impact of fewer restaurants serving breakfast in the first quarter of 2009, would have increased approximately 1.6%. Excluding Wendy’s, sales decreased $15.4 million, which is attributable to the 8.0% decrease in same store sales of our Arby’s Company-owned restaurants stemming from lower customer traffic primarily impacted by the previously described negative economic trends and competitive pressures in “Introduction and Executive Overview – Our Business.”  The decrease in sales was mitigated by the effect of our new Roastburger™ product launch and related advertising campaign in March 2009, which improved sales to a decrease of 2.5% in that month, and partially offset by the net increase in sales from the 15 net Arby’s Company-owned restaurants added since March 30, 2008.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $69.5 million to $90.8 million for the three months ended March 29, 2009 from $21.3 million for the three months ended March 30, 2008.  The increase in franchise revenue was due to the Wendy’s Merger which added 5,224 franchised restaurants as of March 29, 2009 to the Wendy’s/Arby’s restaurant system and generated $71.2 million in franchise revenue during the 2009 first quarter.  Wendy’s franchise store-sales were not significantly impacted by fewer restaurants serving breakfast in the first quarter of 2009. Excluding Wendy’s, franchise revenues decreased $1.7 million, which is attributable to the 9.1% decrease in same-store sales for Arby’s franchised restaurants.  Same-store sales of our Arby's franchise restaurants decreased primarily due to the same factors discussed above under “Sales.”

Restaurant Margin

Our restaurant margin decreased to a consolidated 12.6% for the three months ended March 29, 2009 from the Arby’s 17.1% for the three months ended March 30, 2008.  The 2009 first quarter restaurant margin reflects the Wendy’s restaurant margin of 11.1% and the Arby’s restaurant margin of 14.2%.  Wendy’s restaurant margin for the first quarter of 2008 was 10.1%. The increase in the Wendy’s margin is attributable to decreases in labor and certain controllable costs partially offset by increases in commodity costs in the first quarter of 2009.   The decrease in the Arby’s margin was primarily attributable to the effect of the decrease in Arby’s same store sales without comparable reductions in fixed and semi-variable costs. The decrease in Arby’s margin was partially offset by price increases.

General and Administrative

Our general and administrative expenses increased $64.9 million to $109.8 million for the three months ended March 29, 2009 from $44.9 million for the three months ended March 30, 2008 principally due to the Wendy's Merger which added $61.7 million of general and administrative expenses in the 2009 first quarter.  Excluding Wendy’s, general and administrative expenses increased $3.2 million principally due to integration costs related to the Wendy’s Merger.

Depreciation and Amortization

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$13.8	$14.8
Wendy’s restaurants, primarily properties	35.8	-
Other	2.1	1.1
	$51.7	$15.9

As a result of 2009 refinements to the Wendy’s purchase price allocation (including long-lived assets), the Company recorded an additional one time charge for related depreciation and amortization of $6.5 million in the first quarter of 2009.

Impairment of Long Lived Assets

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$6.5	$0.1
Wendy’s restaurants	0.4	-
	$6.9	$0.1

Facilities Relocation and Corporate Restructuring

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)
Wendy’s severance costs in the 2009 first quarter	$4.2	$-
Other	-	0.9
	$4.2	$0.9

Interest Expense

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)
Wendy’s debt	$11.5	$-
Arby’s debt:
Term Loan	4.3	8.9
Other	5.9	5.4
Corporate debt	0.4	(0.8)
	$22.1	$13.5

Interest expense increased $8.6 million principally reflecting $11.5 million of interest on Wendy’s debt.  This increase was partially offset by a decrease in Arby’s Term Loan (the “Term Loan”) interest expense due to a decrease in outstanding Term Loan debt resulting from the $143.2 million voluntary net prepayments since the end of the first quarter of 2008.

Investment Income, Net

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)
Recognized net (losses) gains	$(1.6)	$1.7
Interest income	0.2	0.5
Other	(0.4)	-
	$(1.8)	$2.2

Our net gains (losses) include realized gains (losses) on available-for-sale securities and cost method investments and unrealized and realized gains (losses) on derivative instruments.  Our recognized net gains decreased $3.3 million to a loss of $1.6 million and is primarily attributable to (1) $1.8 million of lower unrealized gains on derivatives in the 2009 first quarter as compared to the 2008 first quarter and (2) $2.7 million of unrealized losses on securities sold short with an obligation to purchase in the 2009 first quarter as compared to nominal gains in the prior year quarter.  These decreases were partially offset by a $2.2 million increase in realized gains on securities sold short with an obligation to purchase in the 2009 first quarter as compared to the 2008 first quarter.

As of March 29, 2009, we had unrealized holding gains and (losses) on available-for-sale securities before income taxes of $0.2 million and ($1.2) million respectively, included in “Accumulated other comprehensive loss.”  We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not.  Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time. All investment gains and losses may vary significantly in future periods depending upon changes in the value of our investments and the timing of the sales of our available-for-sale investments.

Other Than Temporary Losses on Investments

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)
Cost method investments	$2.3	$-
Available-for-sale securities	0.8	-
DFR common stock	-	68.1
	$3.1	$68.1

Based on a review of our unrealized investment losses in both the 2009 and 2008 first quarters, we determined that the decreases in the fair value of certain investments held in the Equities Account, certain cost method investments, and our former investment in the DFR common stock were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment.  Accordingly, we recorded other than temporary losses on investments of $0.8 million for available-for-sale securities and $2.3 million for cost investments in the 2009 first quarter.  We also recorded $68.1 million in losses for the DFR common stock in the 2008 first quarter as discussed in “Introduction and Executive Overview – Deerfield.”

Any other than temporary losses on our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods.

Other Expense, Net

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In Millions)
Deferred costs write-off	$(4.3)	$(5.1)
Other	1.7	0.5
	$(2.6)	$(4.6)

The deferred costs written off in the 2009 first quarter related to financing costs incurred for a Wendy’s credit facility that was executed in January 2009 but was refinanced by the amended and restated Arby’s credit agreement (the “Arby’s Credit Agreement”) discussed below under “Liquidity and Capital Resources – Long-term Debt.”  The write-off of deferred costs in the 2008 first quarter related to a financing alternative that was no longer being pursued.

 Benefit From Income Taxes

The effective tax benefit for the first quarter of 2009 was 30.6%, compared to an 11.1% benefit in the first quarter of 2008.  The effective tax benefit is higher in the 2009 first quarter principally as a result of the other than temporary loss on our investment in the common stock of DFR and related declared distribution as described above in “Introduction and Executive Overview-Deerfield” recorded in the first quarter of 2008 which was not deductible for income tax purposes.

Net Loss

Our net loss declined $56.6 million to a loss of $10.9 million in the 2009 first quarter from a loss of $67.5 million in the 2008 first quarter.  This decrease is primarily attributed to (1) the 2008 first quarter effect of our other than temporary loss on our investment in the common stock of DFR of $68.1 million, for which there was no available tax benefit and (2) the inclusion of the after tax results of operations for the 2009 first quarter for Wendy’s.  These factors were partially offset by the change in the after tax results of operations for Arby’s in the 2009 first quarter as compared to the same period in the prior year.

Outlook for the Remainder of 2009

Sales

Our sales will increase significantly for the remainder of 2009 as a result of the full year effect in 2009 of the Wendy’s Merger.  We anticipate that certain of the negative factors described above which affected our 2009 first quarter same-store sales will continue to impact our customer traffic for the remainder of the 2009 fiscal year.  Wendy’s same-store sales for the remainder of 2009 are expected to be favorably impacted by continued operational improvement, premium product introductions and a comprehensive menu pricing strategy which includes focus on value menu offerings.  Offsetting factors include the uncertain economic environment, the impact of a more aggressive value menu focus and a reduction in the number of stores serving breakfast while refining this daypart strategy.  For the remainder of 2009, the Arby’s marketing strategy will continue to emphasize Arby’s sliced roasted meat products, including the recently launched Roastburger line.  While recent sales trends at Arby’s have softened from the initial Roastburger launch in March, we have retained much of the sales improvement from the Roastburger introduction.  We anticipate that these marketing initiatives will improve Arby’s sales trends as compared to the first quarter of 2009.  For the remainder of 2009, the net impact of new store openings and closings for Wendy’s and Arby’s are not expected to have a significant impact on consolidated sales.  We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.  Specifically, we have 44 Arby’s and 47 Wendy’s restaurant leases that are scheduled for renewal or expiration during the remainder of 2009.  We currently anticipate the renewal or extension of approximately 36 Arby’s leases and 42 Wendy’s leases.

Franchise Revenues

Our franchise revenues will increase significantly for the remainder of 2009 as a result of the full year effect in 2009 of the Wendy’s Merger.  Despite an overall increase in franchise revenues, the same-store sales trends for franchised restaurants at Arby’s and Wendy’s will continue to be generally impacted by many of the same factors described above under “Sales.”

Restaurant Margin

We expect that the restaurant margins at Company-owned restaurants for the remainder of 2009 for both of our brands will increase primarily as a result of the impact of currently effective price increases, sales leverage from improved same-store sales, higher margins on new premium menu items and tighter controls on fixed and semi-variable costs.  In addition, the Wendy’s margins are expected to benefit from seasonal sales increases in the second and third quarters of 2009.  These factors are expected to be partially offset by the negative impact on food cost of value menu offerings as well as higher labor rates in 2009.

General and Administrative

We expect that our general and administrative expense for the remainder of 2009 will increase significantly compared to the same period in 2008 as a result of the full year effect in 2009 of the Wendy’s Merger, including integration costs.  This increase will be partially offset by the benefit from merger related savings including combining the corporate functions for Wendy’s and Arby’s in Atlanta, Georgia.

Depreciation and Amortization

We expect that our depreciation and amortization expense for the remainder of 2009 will increase compared to the same period in 2008 as a result of the full year effect in 2009 of the Wendy’s Merger. The additional one time charge of $6.5 million of depreciation and amortization recorded in the first quarter of 2009, as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets), is not expected to recur for the remainder of 2009.

Facilities Relocation and Corporate Restructuring

We expect that our facilities relocation and corporate restructuring expense for the remainder of 2009 will be higher than the same period in 2008 primarily due to additional Wendy’s Merger related costs that cannot yet be recognized under applicable accounting standards.

Interest Expense
We expect that our interest expense for the remainder of 2009 will increase compared to the same period in 2008 primarily as a result of the full year effect in 2009 of the Wendy’s Merger and the increased interest rates on our amended Arby’s Credit Agreement discussed in “Liquidity and Capital Resources-Long-term Debt,” partially offset by the effect on interest expense of the $143.2 million in voluntary net prepayments of the Term Loan in 2008.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended March 29, 2009

Cash and cash equivalents (“Cash”) totaled $122.4 million at March 29, 2009 compared to $90.1 million at December 28, 2008.  For the three months ended March 29, 2009, net cash provided by continuing operating activities totaled $58.3 million, which includes the following significant items:

•	Our net loss of $10.9 million;
•	Depreciation and amortization of $51.7 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $29.4 million;
•	Impairment of long-lived assets charges of $6.9 million;
•
The write off and amortization of deferred financing costs of $5.1 million, which includes $4.3 million related to the Wendy’s credit facility executed in January 2009 but refinanced in March 2009 with the amended and restated Arby’s Credit Agreement discussed below under “Long-term Debt”;

•
Net non-cash operating investment adjustments of $4.7 million principally reflecting our $3.1 million of other than temporary losses on investments related to our investments in certain available-for-sale equity securities and other cost investments; and

•
Changes in operating assets and liabilities of $42.1 million principally reflecting a $23.2 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to payments to vendors and a $15.6 million increase in prepaid expenses and other current assets.

We expect positive cash flows from continuing operating activities during the remainder of 2009.

Additionally, for the three months ended March 29, 2009, we had the following significant sources and uses of cash other than from operating activities:

•	Cash capital expenditures totaling $17.2 million, including the construction of new restaurants (approximately $6.5 million) and the remodeling of existing restaurants;
•	Deferred financing costs of $11.1 million;
•	Net repayments of long-term debt of $3.0 million and
•	Proceeds from dispositions of $6.2 million, including $3.4 million from the sale of 10 Wendy’s Company-owned restaurants in Louisiana to a franchisee.

The net cash provided by continuing operations before the effect of exchange rate changes on cash was approximately $32.5 million.

Working Capital

Working capital, which equals current assets less current liabilities, was a deficiency of $60.1 million at March 29, 2009, reflecting a current ratio, which equals current assets divided by current liabilities, of 0.9:1.  The working capital deficit at March 29, 2009 decreased $61.6 million from a deficit of $121.7 million at December 28, 2008, primarily due to (1) $32.5 million of net cash provided by continuing operations as discussed above and (2) $7.0 million of accrued dividends discussed below.

Long-term Debt

Outstanding balance at March 29, 2009
(in millions)

Senior secured term loan	$384.0
6.20% Senior Notes	200.2
6.25% Senior Notes	189.9
Sale-leaseback obligations, excluding interest	124.1
Capitalized lease obligations, excluding interest	103.4
7% Debentures	79.3
Secured bank term loan	19.6
California Restaurant Acquisition notes payable	5.0
Convertible notes	2.1
Other	1.6
$1,109.2

The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and includes an amended senior secured term loan (the “Amended Term Loan”) and an amended senior secured revolving credit facility (the “Amended Revolver”).  As a result of an agreement entered into on March 17, 2009, the amount of the senior secured revolving credit facility increased from $100.0 million to $170.0 million.  As a result of the amended and restated Arby’s Credit Agreement, Wendy’s and certain of its affiliates in addition to Arby’s and certain of its affiliates became co-obligors.  The Amended Term Loan is due July 2012 and the Amended Revolver expires in July 2011.  During the three months ended March 29, 2009, we borrowed a total of $51.2 million under the Amended Revolver; however, no amounts were outstanding as of March 29, 2009.  The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50.0 million.  The availability under the Amended Revolver as of March 29, 2009 was $120.5 million, which is net of $49.5 million for outstanding letters of credit.

The amended and restated Arby’s Credit Agreement contains covenants that, among other things, require Wendy’s International Holdings, LLC (“WIH”), a subsidiary of Wendy’s/Arby’s, and the parent company of Wendy’s and Arby’s, to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict its ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.

There were no material changes to the terms of any other debt obligations since December 28, 2008 as discussed in our Form 10-K.

Other Revolving Credit Facilities

 AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system in which we have voting interests of less than 50%, has a $3.5 million line of credit.  The availability under the AFA line of credit as of March 29, 2009 was $3.1 million.

Wendy’s National Advertising Program (”WNAP”) is an advertising fund established to collect and administer funds for use in advertising and promotional programs for Wendy’s company-owned and franchised stores.  The fund has a $25.0 million line of credit that was fully available at March 29, 2009.  The line of credit was established to fund these advertising operations.

One of Wendy’s Canadian subsidiaries has a revolving credit facility of $4.8 million, Canadian $6.0 million, that was fully available as of March 29, 2009.

In addition, on January 14, 2009, Wendy’s executed a new $200.0 million revolving credit facility which was terminated effective March 11, 2009, in connection with the execution of the amended and restated Arby’s Credit Agreement.

Debt Covenants

We were in compliance with all the covenants of the amended and restated Arby’s Credit Agreement as of March 29, 2009 and we expect to remain in compliance with all of these covenants through the remainder of 2009.  As of March 29, 2009 there was $10.0 million immediately available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the amended Arby’s Credit Agreement.

Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures contain covenants that specify limits on the incurrence of indebtedness.  We were in compliance with these covenants as of March 29, 2009 and project that we will be in compliance with these covenants throughout 2009.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases has not been prepared or reported.  The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of March 29, 2009, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated.  However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Credit Ratings

The Company’s corporate family and its senior debt are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).

Following the review of the amended Arby’s Credit Agreement in March 2009, the agencies assigned the following ratings:

 S&P affirmed the B+ rating on the amended Arby’s Credit Agreement and raised its corporate family rating to B+.  At the same time, S&P removed the ratings from CreditWatch – Developing and replaced that rating with a Stable Outlook.

Moody’s raised the rating on the amended Arby’s Credit Agreement to a Ba2 rating.  Moody’s also raised the corporate family rating to a B1 and assigned a probability of default rating of B1. The overall outlook is Negative.

The Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures are rated as B+ by S&P and B2 by Moody’s.

There are many factors that could lead to future upgrades or downgrades of our credit ratings.   Credit rating upgrades or downgrades could lead to, among other things, changes in borrowing costs and changes in our ability to access capital markets on acceptable terms.

A rating is not a recommendation to buy, sell or hold any security, and may be subject to revision or withdrawal at any time by the rating agency.  Each rating should be evaluated independently of any other rating.

Dividends

On March 30, 2009 (the first day of our fiscal second quarter), we paid quarterly cash dividends of $0.015 per share on our Class A common stock, aggregating $7.0 million.  On May 5, 2009 we declared a quarterly cash dividend of $0.015 per share on our Class A common stock payable on June 15, 2009 to holders of record on June 1, 2009.  We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.  Based on these dividend declarations and payment dates, if we pay quarterly cash dividends for the remainder of 2009 at the same rate as declared in our 2009 second quarter, our total cash requirement for dividends for the remainder of 2009, including $7.0 million of accrued dividends as of March 29, 2009, would be approximately $28.0 million.

Universal Shelf Registration Statement

In December 2008, the Company filed a universal shelf registration statement with the Securities and Exchange Commission in connection with the possible future offer and sale, from time to time, of an indeterminate amount of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities.  This registration statement became effective automatically upon filing.  Unless otherwise described in the applicable prospectus supplement relating to any offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt.  We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Sources and Uses of Cash for the Remainder of 2009

Our anticipated consolidated cash requirements for continuing operations for the remainder of 2009, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $124.8 million;
•	Quarterly cash dividends aggregating up to approximately $28.0 million;
•	Scheduled debt principal repayments aggregating $25.9 million;
•	Severance payments of approximately $3.2 million related to our Wendy’s merger integration program; and
•	The costs of any potential business acquisitions or financing activities.

We expect to meet these requirements from operating cash flows.  In the event operating cash flows are not sufficient, the availability under the Amended Revolver is anticipated to provide sufficient liquidity to meet cash flow requirements.

In addition, the $47.0 million released from the Equities Account to Wendy’s/Arby’s in 2008 is required to be returned to the Equities Account in January 2010.

Legal and Environmental Matters

In the Form 10-K for the fiscal year ended December 28, 2008, the Company disclosed an environmental matter with Adams Packing Association, Inc., an inactive subsidiary of the Company, whereby Adams was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System list of known or suspected contaminated sites.  As discussed in our Form 10-K, based on amounts spent prior to 2008 of approximately $1.7 million and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

The Company also disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933 (the “Form S-4”).  These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.

On April 1, 2009, the Common Pleas Court of Franklin County, Ohio entered an order preliminarily approving settlement of all claims and certifying a class for settlement purposes only, which provided for notice of settlement to the class and set a final settlement hearing date of July 1, 2009.  On May 1, 2009, the Company mailed to the class a notice of pendency of the class actions, the proposed settlement and the final hearing date.

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

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $2.8 million as of March 29, 2009.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

Our restaurant operations are moderately impacted by seasonality because Wendy’s restaurant revenues are normally higher during the summer months than during the winter months.  Because of this seasonality, results for any particular quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires expanded fair value disclosures for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”  These disclosures will now be required for interim periods for publicly traded entities.  In addition, entities will be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis.  This Staff Position will be effective commencing with our 2009 second quarter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This “Quantitative and Qualitative Disclosures about Market Risk” has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”).  Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk, credit risk and our foreign currency risk.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and foreign currency fluctuations primarily related to the Canadian dollar.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit its impact on our earnings and cash flows.  As of March 29, 2009 our long-term debt, including current portion, aggregated $1,109.2 million and consisted of $497.7 million of fixed-rate debt, $384.0 million of variable-rate debt, and $227.5 million of capitalized lease and sale-leaseback obligations.  Our variable interest rate debt consists of $384.0 million of Arby’s term loan borrowings under a variable-rate senior secured term loan facility due through 2012.  The amended and restated Arby’s Term Loan and amounts borrowed under the revolving credit facility bear interest at the borrowers’ option at either (1) LIBOR (1.22% at March 29, 2009) of not less than 2.75% plus 4.0% or (2) the higher of a base rate determined by the administrative agent for the amended and restated Arby’s Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus 3.0%.  As of March 29, 2009, we do not have any interest rate protection vehicles due to the current prevailing interest rate climate.  We are continuing to evaluate whether to enter into interest rate swap agreements.  The fair value of our fixed-rate debt will increase if interest rates decrease.  The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.

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

Overall Market Risk

Our overall market risk as of March 29, 2009 includes cash equivalents, investments in the Equities Account that are managed by the Management Company and our investment in TimWen. We maintain investment holdings of various issuers, types and maturities. As of March 29, 2009, these investments were classified in our unaudited condensed consolidated balance sheets as follows (in millions):

Cash equivalents included in “Cash and cash equivalents”	$20.4
Current restricted cash equivalents	15.1
Short-term investments	0.1
Investment related receivables	1.5
Non-current restricted cash equivalents	28.9
Non-current investments	116.7
$182.7
Non-current liability positions related to investments included in “Other liabilities”:
Securities sold with an obligation to purchase	$(3.9)
Derivatives	(4.0)
$(7.9)

Prior to 2008, we invested $75.0 million in the Equities Account. We entered into an agreement under which (1) the Management Company will continue to manage the Equities Account until at least December 31, 2010, (2) we will not withdraw our investment from the Equities Account prior to December 31, 2010 and (3) beginning January 1, 2008, we began to pay management and incentive fees to the Management Company in an amount customary for other unaffiliated third party investors with similarly sized investments. The Equities Account is invested principally in debt and equity securities of a limited number of publicly-traded companies, cash equivalents and equity derivatives and had a fair value of $33.7 million as of March 29, 2009, detailed below. The fair value of the Equities Account at March 29, 2009 excludes $47.0 million of restricted cash released from the Equities Account to Wendy’s/Arby’s in 2008. We obtained permission from the Management Company to release this amount from the aforementioned investment restriction and we are obligated to return this amount to the Equities Account by January 29, 2010. As of March 29, 2009, the derivatives held in our Equities Account investment portfolio consisted of total return swaps on equity securities, and put options on equity securities. We did not designate any of these strategies as hedging instruments and, accordingly all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

As of March 29, 2009, the investments in the Equities Account consist of the following (in millions):

Restricted cash equivalents	$21.4
Investments	18.8
Investment related receivables included in “Deferred costs and other assets”	1.4
Securities sold with an obligation to purchase included in “Other liabilities”	(3.9)
Derivatives in a liability position included in “Other liabilities”	(4.0)
Total fair value	$33.7

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $44.0 million of which was restricted as of March 29, 2009.

At March 29, 2009 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)(b)	Amount	Percent
Cash equivalents	$20.4	$20.4	$20.4	11.2%
Investment related receivables	1.5	1.5	1.5	0.8%
Current and non-current restricted cash equivalents	44.0	44.0	44.0	24.1%
Current and non-current investments accounted for as available-for-sale securities	20.0	18.9	18.9	10.4%
Other non-current investments in investment limited partnerships accounted for at cost	10.5	11.1	10.5	5.7%
Other non-current investments accounted for at:
Cost	0.6	0.9	0.6	0.3%
Equity	86.8	86.8	86.8	47.5%
	$183.8	$183.6	$182.7	100%
Non-current liability positions related to investments:
Securities sold with an obligation to purchase	(4.7)	(3.9)	(3.9)	49.4%
Derivatives	-	(4.0)	(4.0)	50.6%
	$(4.7)	$(7.9)	$(7.9)	100.0%
_____________________
(a)	There can be no assurance that we would be able to sell certain of these investments at these amounts.
(b)	Includes amounts managed in the Equities Account by the Management Company, detailed above.

Our marketable securities are reported at fair market value and are classified and accounted for as “available-for-sale” with net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or loss. Investment limited partnerships and other non-current investments in which we do not have significant influence over the investees are accounted for at cost.  Unrealized holding gains or losses for derivatives and securities sold with an obligation to purchase (“short-sales”) are reported as a component of net income or loss.  Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as income or loss in the period in which the securities are sold.  Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees.  We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.  The cost-basis component of investments reflected in the tables above and below represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary and in the case of equity method investments, are shown less any cash distributions received.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at March 29, 2009 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to changes in our portfolio management strategy, and general market conditions, these estimates are not necessarily indicative of the actual results which may occur.  As of March 29, 2009, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into for other than trading purposes as of March 29, 2009 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$20.4	$-	$-	$-
Investment related receivables	1.5	-	-	-
Current and non-current restricted cash equivalents	44.0	-	-	-
Available-for-sale equity securities	0.1	-	-	-
Available-for-sale equity securities – restricted	18.8	-	(1.9)	-
Equity investments	86.8	-	(8.7)	(8.7)
Other investments	11.1	-	(1.1)	-
DFR Notes	25.4	(0.3)	-	-

Non-current investments in liability positions:
Securities sold with an obligation to purchase - restricted	(3.9)	-	(0.4)	-
Total return swaps on equity securities – restricted	(4.0)	-	(1.4)	(0.9)
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable	(384.0)	(10.9)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed	(497.7)	(57.7)	-	-

The sensitivity analysis of financial instruments held at March 29, 2009 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at March 29, 2009 and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Other investments” in the tables above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

Our cash equivalents and restricted cash equivalents included $64.4 million as of March 29, 2009 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of March 29, 2009, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $497.7 million of fixed-rate debt and not on our financial position or our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $384.0 million of variable-rate long-term debt outstanding as of March 29, 2009. Our variable-rate long-term debt outstanding as of March 29, 2009 had a weighted average remaining maturity of approximately three years.

For investments in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in “Other investments” in the tables above, the decrease in the equity markets was assumed for this analysis to be other than temporary.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 29, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Change in Internal Control Over Financial Reporting

On September 29, 2008, Triarc Companies, Inc. (renamed “Wendy’s/Arby’s Group, Inc.”) completed the acquisition of Wendy’s International, Inc. and its subsidiaries.  As part of the integration activities, our controls and procedures are being incorporated into this recently acquired business. We expect further integration of Wendy's processes in 2009.

 There were no changes in our internal control over financial reporting made during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of franchisees’ obligations due to us, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

•      changes in commodity (including beef and chicken), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability and cost of insurance;

•	adverse weather conditions;

•	availability, terms (including changes in interest rates) and deployment of capital;

•
changes in legal or self-regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits, tax legislation and menu-board labeling requirements;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•
the impact of general economic conditions on consumer spending, including a slower consumer economy and high unemployment rates, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•	the impact of our continuing investment in series A senior secured notes of Deerfield Capital Corp. following our 2007 corporate restructuring; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings

In the Form 10-K for the fiscal year ended December 28, 2008, the Company disclosed an environmental matter with Adams Packing Association, Inc., an inactive subsidiary of the Company, whereby Adams was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System list of known or suspected contaminated sites.  As discussed in our Form 10-K, based on amounts spent prior to 2008 of approximately $1.7 million and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

The Company also disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933 (the “Form S-4”).  These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.

On April 1, 2009, the Common Pleas Court of Franklin County, Ohio entered an order preliminarily approving settlement of all claims and certifying a class for settlement purposes only, which provided for notice of settlement to the class and set a final settlement hearing date of July 1, 2009.  On May 1, 2009, the Company mailed a notice of pendency of the class actions, the proposed settlement and the final hearing date.

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

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $2.8 million as of March 29, 2009.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first fiscal quarter of 2009:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 29, 2008 through January 25, 2009	4,332	$4.99
January 26, 2009 through February 22, 2009	---	---
February 23, 2009 through March 29, 2009	---	---
Total	4,332	$4.99

(1)
Includes 4,332 shares reacquired by the Company from holders of restricted stock awards, either to satisfy tax withholding requirements, or upon forfeiture of non-vested shares. The shares were valued at the closing prices of our Class A Common Stock on the dates of activity.

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

10.1
Amended and Restated Credit Agreement dated as of July 25, 2005, as amended and restated as of March 11, 2009, by and between Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, (collectively the “Borrowers”) among the Borrowers, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, Wachovia Bank, National Association, SunTrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated March 12, 2009 (SEC file no. 001-02207).

10.2
Pledge and Security Agreement dated as of July 25, 2005 and amended and restated as of March 11, 2009, by and between Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, and Citicorp North America, Inc., as Collateral Agent.*

10.3
Form of Increase Joinder dated as of March 17, 2009 among Arby’s Restaurant Group, Inc., Wendy’s International Holdings, Inc., Arby’s Restaurant Holdings, LLC, Wendy’s International, Inc., Citicorp North America, Inc., The Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, National Association and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 20, 2009 (SEC file no. 001-02207).

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

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: May 7, 2009	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 7, 2009	By: /s/ Steven B. Graham
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

10.1
Amended and Restated Credit Agreement dated as of July 25, 2005, as amended and restated as of March 11, 2009, by and between Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, (collectively the “Borrowers”) among the Borrowers, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, Wachovia Bank, National Association, SunTrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated March 12, 2009 (SEC file no. 001-02207).

10.2
Pledge and Security Agreement dated as of July 25, 2005 and amended and restated as of March 11, 2009, by and between Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, and Citicorp North America, Inc., as Collateral Agent.*

10.3
Form of Increase Joinder dated as of March 17, 2009 among Arby’s Restaurant Group, Inc., Wendy’s International Holdings, Inc., Arby’s Restaurant Holdings, LLC, Wendy’s International, Inc., Citicorp North America, Inc., The Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, National Association and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 20, 2009 (SEC file no. 001-02207).

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