Form 10-Q
period 2009-08-06
WENDY'S/ARBY'S GROUP, INC.
filed 2009-08-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Yes  [X]         No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [   ]         No   [  ]

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

Yes  [  ]         No   [X]

There were 470,939,552 shares of the registrant’s Common Stock outstanding as of July 31, 2009.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 28,	December 28,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$616,001	$90,090
Restricted cash equivalents	2,481	20,792
Accounts and notes receivable	87,719	97,258
Inventories	24,386	24,646
Prepaid expenses and other current assets	40,542	28,990
Deferred income tax benefit	57,353	37,923
Advertising fund restricted assets	84,686	81,139
Total current assets	913,168	380,838
Restricted cash equivalents	7,525	34,032
Notes receivable	34,160	34,608
Investments	102,269	133,052
Properties	1,701,159	1,770,372
Goodwill	869,860	853,775
Other intangible assets	1,402,463	1,411,473
Deferred costs and other assets	51,811	27,470
Total assets	$5,082,415	$4,645,620

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$29,266	$30,426
Accounts payable	95,515	139,340
Accrued expenses and other current liabilities	257,504	247,334
Advertising fund restricted liabilities	84,686	81,139
Liabilities related to discontinued operations	4,196	4,250
Total current liabilities	471,167	502,489
Long-term debt	1,503,035	1,081,151
Deferred income	35,719	16,859
Deferred income taxes	497,009	475,243
Other liabilities	173,663	186,433
Commitments and contingencies
Equity:
Common stock	47,042	47,042
Additional paid-in capital	2,754,255	2,753,141
Retained deficit	(367,642)	(357,541)
Common stock held in treasury	(7,892)	(15,944)
Accumulated other comprehensive loss	(23,941)	(43,253)
	2,401,822	2,383,445
Total liabilities and equity	$5,082,415	$4,645,620

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Sales	$816,195	$291,340	$1,589,438	$572,919
Franchise revenues	96,492	21,674	187,233	42,949
	912,687	313,014	1,776,671	615,868
Costs and expenses:
Cost of sales	686,462	244,992	1,362,404	478,437
General and administrative	112,746	42,122	222,624	87,033
Depreciation and amortization	44,687	16,355	96,349	32,269
Impairment of long-lived assets	8,700	1,338	15,580	1,417
Facilities relocation and corporate restructuring	3,013	(41)	7,174	894
Other operating expense (income), net	572	-	2,099	(487)
	856,180	304,766	1,706,230	599,563
Operating profit	56,507	8,248	70,441	16,305
Interest expense	(31,065)	(13,944)	(53,214)	(27,435)
Investment expense, net	(2,793)	(5,699)	(4,587)	(3,535)
Other than temporary losses on investments	(789)	(3,500)	(3,916)	(71,586)
Other income (expense), net	1,581	1,224	(1,016)	(3,355)
Income (loss) before income taxes	23,441	(13,671)	7,708	(89,606)
(Provision for) benefit from income taxes	(8,549)	6,766	(3,740)	15,230
Net income (loss)	$14,892	$(6,905)	$3,968	$(74,376)

Basic and diluted income (loss) per share:
Common stock (A)	$.03	$(.07)	$.01	$(.80)
Class B common stock	N/A	(.07)	N/A	(.80)

Dividends declared per share:
Common stock (A)	$.015	$.08	$.03	$.16
Class B common stock	N/A	.09	N/A	.18

______________

(A)	In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, Class A common stock is now referred to as Common Stock.

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 28,	June 29,
	2009	2008
	(Unaudited)
Cash flows from continuing operating activities:
Net income (loss)	$3,968	$(74,376)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	96,349	32,269
Net receipt of deferred vendor incentive	19,532	7,295
Impairment of long-lived assets	15,580	1,417
Write-off and amortization of deferred financing costs	11,824	6,320
Share-based compensation provision	7,760	2,763
Non-cash rent expense	6,919	28
Non-cash operating investment adjustments, net (see below)	2,605	75,858
Equity in earnings in joint venture	(3,643)	-
Distributions received from joint venture	7,106	-
Deferred income tax benefit, net	(710)	(15,315)
Other, net	(708)	107
Changes in operating assets and liabilities:
Accounts and notes receivable	747	(1,802)
Inventories	324	787
Prepaid expenses and other current assets	(11,646)	9,154
Accounts payable, accrued expenses and other current liabilities	(9,559)	(21,538)
Net cash provided by continuing operating activities	146,448	22,967
Cash flows from continuing investing activities:
Capital expenditures	(40,015)	(40,443)
Proceeds from dispositions	7,680	80
Investing investment activities, net (see below)	36,911	155
Cost of Wendy’s Merger	-	(5,443)
Cost of acquisitions, less cash acquired	-	(9,537)
Other, net	1,166	(168)
Net cash provided by (used in) continuing investing activities	5,742	(55,356)
Cash flows from continuing financing activities:
Proceeds from long-term debt	553,776	19,622
Repayments of long-term debt	(138,402)	(29,394)
Deferred financing costs	(29,613)	-
Dividends	(14,073)	(16,101)
Net distributions to minority interests	-	(742)
Other, net	1,384	-
Net cash provided by (used in) continuing financing activities	373,072	(26,615)
Net cash provided by (used in) continuing operations before effect of exchange rate changes on cash	525,262	(59,004)
Effect of exchange rate changes on cash	703	-
Net cash provided by (used in) continuing operations	525,965	(59,004)
Net cash used in operating activities of discontinued operations	(54)	(19)
Net increase (decrease) in cash and cash equivalents	525,911	(59,023)
Cash and cash equivalents at beginning of period	90,090	78,116
Cash and cash equivalents at end of period	$616,001	$19,093

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 28,	June 29,
	2009	2008
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses on investments	$3,916	$71,586
Other net recognized (gains) losses	(1,311)	4,272
	$2,605	$75,858
Investing investment activities, net:
Proceeds from sales of available-for-sale securities and other investments	$29,663	$13,782
Decrease in restricted cash held for investment	26,515	41,220
Payments to cover short positions in securities and cost of available-for-sale securities and other investments purchased	(19,267)	(54,847)
	$36,911	$155
Supplemental disclosures of cash flow information:
Cash paid during the period in continuing operations for:
Interest	$44,459	$26,007
Income taxes, net of refunds	$4,427	$2,337
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$44,196	$46,483
Cash capital expenditures	(40,015)	(40,443)
Non-cash capitalized lease and certain sales-leaseback transactions	$4,181	$6,040

Non-cash additions to long-term debt from acquisitions	$-	$9,574

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In our opinion, however, the Financial Statements contain all adjustments necessary to present fairly our financial position as of June 28, 2009 and results of our operations for the three months and six months ended June 28, 2009 and June 29, 2008 and our cash flows for the six months ended June 28, 2009 and June 29, 2008. The results of operations for the three months and six months ended June 28, 2009 are not necessarily indicative of the results to be expected for the full 2009 fiscal year. The results of operations for the six months ended June 29, 2008 do not include the results of operations of Wendy’s International, Inc. (“Wendy’s”) as such periods occurred prior to the merger with Wendy’s. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”). In addition, in preparing the Financial Statements, we have reviewed and considered all significant events occurring subsequent to June 28, 2009 and up until August 6, 2009, the date of the issuance of the Financial Statements.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented contain 13 weeks and all six-month periods presented contain 26 weeks. Because our 2009 fiscal year, ending on January 3, 2010, will contain 53 weeks, our fourth quarter will contain 14 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)       Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the merger with Wendy’s (“Wendy’s Merger”) as described in the Form 10-K for the year ended December 28, 2008. Immediately prior to the Wendy’s Merger, each share of our Class B Common Stock was converted into Class A Common Stock on a one for one basis (the “Conversion”). The results of operations and cash flows of Wendy’s® have been included in the accompanying unaudited condensed consolidated statements of operations and cash flows for the three months and six months ended June 28, 2009, but have not been included in such financial statements for the three months and six months ended June 29, 2008.

The preliminary allocation of the Wendy’s merger consideration to the assets acquired and liabilities assumed, which remains subject to finalization, is as follows:

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Value of shares of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares	$2,476,197
Value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	18,296
Estimated Wendy’s Merger costs	21,028
Total estimated merger consideration	2,515,521

Net book value of Wendy’s assets acquired and liabilities assumed	796,588
Less: Wendy’s historical goodwill acquired	(83,794)
Net book value of Wendy’s assets acquired and liabilities assumed	712,794
Excess of merger consideration over book value of Wendy’s assets acquired and liabilities assumed	1,802,727
Change in fair values of assets and liabilities allocated to:
(Increase)/decrease in:
Current assets
Accounts and notes receivable	(694)
Prepaid expenses and other current assets	985
Investments	(64,169)
Properties	(47,622)
Other intangible assets
Trademark	(900,109)
Franchise agreements	(353,000)
Favorable leases	(122,438)
Computer software	9,572
Deferred costs and other assets	(377)

Increase/(decrease) in:
Accrued expenses and other current liabilities	2,035
Long-term debt, including current portion of $228	(56,337)
Other liabilities	(36,960)
Unfavorable leases	70,762
Deferred income tax liability	551,943
Total adjustments	(946,409)
Goodwill	$856,318

Summarized below is the change in goodwill during the six months ended June 28, 2009 resulting from changes in the estimated merger consideration and in the preliminary allocation of the revised merger consideration to the estimated fair vales of assets acquired and liabilities assumed:

Goodwill as reported at December 28, 2008	$845,631
Change in total estimated merger consideration:
Decrease in the value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	(199)
Increase in Wendy’s Merger costs	325
Changes to fair values of assets and liabilities:
Increase in properties	(2,704)
Increase in favorable leases	(5,170)
Increase in computer software	6
Decrease in accrued expenses and other current liabilities	(3,506)
Increase in other liabilities	9,614
Increase in unfavorable leases	6,709
Increase in deferred income tax liability	5,612
Goodwill as reported at June 28, 2009	$856,318

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following unaudited supplemental pro forma condensed consolidated summary operating data (the "As Adjusted” data) of the Company for the three months and six months ended June 29, 2008 has been prepared by adjusting the historical data as set forth in the accompanying unaudited condensed consolidated statement of operations to give effect to the Wendy’s Merger and the Conversion as if they had been consummated as of December 31, 2007:

	Three months ended June 29, 2008		Six months ended June 29, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$291,340	$847,425	$572,919	$1,642,021
Franchise revenues	21,674	97,823	42,949	189,007
Total revenues	313,014	945,248	615,868	1,831,028
Operating profit	8,248	45,381	16,305	64,791
Net (loss) income	(6,905)	12,419	(74,376)	(52,664)
Basic and diluted (loss) income per share:
Common Stock:	(.07)	.03	(.80)	(.11)
Class B Common Stock:	(.07)	N/A	(.80)	N/A

This As Adjusted data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Wendy’s Merger and Conversion actually been consummated as of December 31, 2007 or of the Company's future results of operations.

Other acquisitions

We completed the acquisitions of the operating assets, and assumed liabilities, of 45 Arby’s® franchised restaurants during the six months ended June 29, 2008. The total then estimated consideration for the acquisitions was $15,807 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $678 of related estimated expenses. The aggregate purchase price of $16,294 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Other operating expense (income), net” in the accompanying unaudited condensed consolidated statement of operations.

Dispositions

During the first half of 2009, the Company received proceeds from dispositions of $7,680 consisting of $3,384 from the sale of ten Wendy’s units to a franchisee and $4,296 related to other dispositions. These sales resulted in a net gain of $304 which is included in “Depreciation and amortization”.

(3)	Debt

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), which was formerly named Wendy’s International Holdings, LLC and is a direct wholly-owned subsidiary of Wendy’s/Arby’s, issued $565,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551,061. The $13,939 discount will be accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Wendy’s/Arby’s Restaurants incurred approximately $20,173 in costs related to the issuance of the Senior Notes which will be amortized to interest expense over the Senior Notes’ term utilizing the effective interest method.

An Indenture dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets. The covenants generally do not restrict Wendy’s/Arby’s Group or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.

Senior Secured Term Loan

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less amounts used to prepay the term loan under the Credit Agreement and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating.  Wendy’s/Arby’s Restaurants incurred approximately $3,107 in costs related to such Amendment No. 1.

As amended, the term loan under the Credit Agreement and amounts borrowed under the revolving credit facility under the Credit Agreement bear interest at our option at either (i) the Eurodollar Base Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (ii) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of the Amendment No. 1 and as of June 28, 2009, the applicable interest rate margins available to us were 4.50% for Eurodollar Base Rate borrowings and 3.50% for Base Rate borrowings.

Concurrently with the closing of the issuance of the Senior Notes, we prepaid the term loan under the Credit Agreement in an aggregate principal amount of $132,500 and accrued interest thereon.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	June 28, 2009
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$616,001	$616,001
Restricted cash equivalents (a):
Current	2,481	2,481
Non-current	7,525	7,525
Short-term investments (b)	134	134
Deerfield Capital Corp. (“DFR”) notes receivable (c)	25,518	35,184
Non-current cost investments for which it is:
Practicable to estimate fair value (d)	9,809	10,710
Not practicable to estimate fair value (e)	645
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior Notes (b)	551,084	550,875
Senior secured term loan, weighted average effective interest of 7.25% as of June 28, 2009 (b)	253,463	247,760
6.20% senior notes (b)	201,353	200,813
6.25% senior notes (b)	190,813	200,000
Sale-leaseback obligations (f)	124,574	117,773
Capitalized lease obligations (f)	103,811	100,404
7% Debentures (b)	79,526	72,500
6.54% secured bank term loan (f)	19,351	18,825
Notes payable, weighted average interest of 7.27% as of December 28, 2008 (f)	4,676	4,611
5% convertible notes (g)	2,100	1,989
Other	1,550	1,507
Total long-term debt, including current portion	$1,532,301	$1,517,057
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (h)	413	413
Debt obligations of AmeriGas Eagle Propane, L.P. (i)	-	690
Wendy’s franchisee loans obligations (j)	643	643
_________________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)	The fair values are based on quoted market prices.

(c)
The fair value of the DFR Notes received in connection with the Deerfield Sale was based on the present value of the probability weighted average of expected cash flows of the notes which could reasonably approximate their collectability. The Company established an allowance for doubtful accounts for the DFR Notes of $21,227 at December 28, 2008. The notes’ carrying amount net of the allowance was $25,518 at June 28, 2009.

(d)
These consist of investments in certain non-current cost investments. The fair values of these investments, other than Jurlique International Pty Ltd., an Australian skin and beauty products company not publicly traded (“Jurlique”), were based entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices.  To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

(e)	It was not practicable to estimate the fair value of this cost investment because the investment is non-marketable.

(f)	The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

same original issuance spread over a current Treasury bond yield for securities with similar durations.

(g)	The fair values were based on broker/dealer prices since quoted ask prices close to our fiscal quarter end date were not available for the remaining convertible notes.

(h)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the acquisition of RTM Restaurant Group less subsequent amortization.

(i)
During the third quarter of 2009, the Company sold its remaining interest in AmeriGas Eagle Propane, L.P. The Fair Value represents management’s estimate of the value of the debt payment in place prior to the sale.

(j)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts and notes receivable, non-current notes receivable (excluding the DFR Notes described above), advertising fund restricted assets and liabilities, accounts payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts and notes receivable and the short-term maturities of accounts and notes receivable, accounts payable and accrued expenses.

(5)       Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$5,902	$1,106	$11,796	$1,154
Intangible assets	371	232	938	263
	6,273	1,338	12,734	1,417

Wendy’s restaurant segment:		-		-
Impairment of surplus properties:	251	-	670	-

Corporate - aircraft	2,176	-	2,176	-

Total impairment of long-lived assets	$8,700	$1,338	$15,580	$1,417

The Arby’s restaurant segment impairment losses reflect (1) the deterioration in operating performance of certain restaurants and (2) additional charges for restaurants impaired in a prior year which did not subsequently recover. The Wendy’s restaurant segment impairment losses reflect write-downs in the carrying value of surplus properties and properties held for sale.

The Corporate impairment loss reflects the reduction of our carrying value of one of our corporate aircraft to its net realizable value based on the sale of this aircraft in July 2009.

Impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values (Level 3 Inputs as described in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)) of impaired assets discussed above for the Arby’s restaurants segment were estimated based upon the present values of the anticipated cash flows associated with each related Company-owned asset. The fair values (Level 2 Inputs as described in SFAS 157) of the impaired assets discussed above for the Wendy’s restaurants segment were estimated based upon their expected realizable value, which reflect market declines in the areas where the properties are located.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6)      Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges in our restaurant segment for the six months ended June 28, 2009 of $7,174 are primarily related to severance costs in connection with the Wendy’s Merger. We expect to incur additional facilities relocation and corporate restructuring charges with respect to additional severance costs in connection with the Wendy’s Merger of $1,696 in the remainder of 2009.

An analysis of activity in the facilities relocation and corporate restructuring accrual during the six months ended June 28, 2009 is as follows:

	Six Months Ended
	June 28, 2009
	Balance December 28,			Balance June 28,	Total Expected to be	Total Incurred
	2008	Provision	Payments	2009	Incurred	to Date
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$3,101	$7,246	$(3,562)	$6,785	$12,043	$10,347
Total Wendy’s restaurant segment	3,101	7,246	(3,562)	6,785	12,043	10,347

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	(72)	-	-	4,579	4,579
Other	-	-	-	-	7,471	7,471
	72	(72)	-	-	12,050	12,050
Non-cash charges	-	-	-	-	719	719
Total Arby’s restaurant segment	72	(72)	-	-	12,769	12,769

Corporate:
Cash obligations:
Severance and retention incentive compensation	962	-	(257)	705	84,622	84,622
Non-cash charges	-	-	-	-	835	835
Total corporate	962	-	(257)	705	85,457	85,457
	$4,135	$7,174	$(3,819)	$7,490	$110,269	$108,573

(7)       Investment in joint venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture with Tim Hortons Inc. (“TimWen”).  Wendy’s 50% share of the joint venture is accounted for using the Equity Method.  Our equity in earnings from this joint venture is included in “Other operating expense (income), net”.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is a summary of components (unaudited) related to our portion of TimWen included in our Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the six months ended June 28, 2009 (since the Wendy’s Merger).

Balance at December 28, 2008	$89,771

Equity in earnings for the six months ended June 28, 2009	4,958
Amortization of purchase price adjustments	(1,315)
	3,643	(a)

Distributions	(7,106)
Currency translation adjustment included in “Comprehensive Income (loss)”	5,255
Balance at June 28, 2009	$91,563	(b)
______________________________
(a)	Equity in earnings for the six months ended June 28, 2009 is included in “Other operating expense (income), net”.
(b)	Included in “Investments”.

Presented below is a summary of unaudited financial information of TimWen as of and for the six months ended June 28, 2009 in Canadian dollars.  The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	June 28, 2009
	(Canadian)
Balance sheet information:
Properties	C$	85,232
Cash and cash equivalents		701
Accounts receivable		4,784
Other		2,310
	C$	93,027

Accounts payable and accrued liabilities	C$	1,774
Other liabilities		10,896
Partners’ equity		80,357
	C$	93,027

	Six months ended June 28, 2009
	(Canadian)
Income statement information:
Revenues	C$	18,762
Income before income taxes and net income		11,935

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8)       Other Than Temporary Losses on Investments

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Cost method investments	$789	$3,500	$3,115	$3,500
Available-for-sale security	-	-	801	-
DFR common stock	-	-	-	68,086
	$789	$3,500	$3,916	$71,586

We analyze our unrealized losses on a quarterly basis and, due to current market conditions and other factors, we recorded other than temporary losses on investments of $789 and $3,115 in the 2009 second quarter and for the first half of 2009, respectively, attributable to the decline in fair value of two of our cost investments. Any other than temporary losses on our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods. We recorded other than temporary losses in the 2008 second quarter of $3,500 attributable to a decline in the value of our investment in Jurlique. We recorded other than temporary losses on investments in the 2009 first half of $801 related to other than temporary losses on an available-for-sale security in an account (the “Equities Account”) which was managed by a management company (the “Management Company”) formed by our Chairman, who is our former Chief Executive Officer, and our Vice Chairman, who is our former President and Chief Operating Officer, and a director, who is also our former Vice Chairman (collectively, the “Principals”).

As described in the Form 10-K, based on the decline in the market price of the shares received in connection with the sale of our interest in Deerfield to DFR , we concluded that the fair value and, therefore, the carrying value of the common shares owned by us was impaired. As a result, we recorded an other than temporary loss for the 2008 first quarter of $68,086 (without tax benefit) which included $11,074 of pre-tax unrealized holding losses recorded prior to 2008. As a result of the distribution of the DFR common stock, the income tax loss that resulted from the decline in value of our investment of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

(9)       Income Taxes

    The effective tax rate for the three months ended June 28, 2009 and the tax benefit for the three months ended June 29, 2008 on the loss before income taxes was 36.5% and 49.5%, respectively. These rates vary from the U.S. federal statutory rate of 35% due to the 2009 and 2008 three month effects of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) adjustments to our uncertain tax positions, and (4) tax credits.

    The effective tax rate for the six months ended June 28, 2009 and the tax benefit for the six months ended June 29, 2008 on the loss before income taxes was 48.5 % and 17.0%, respectively. These rates vary from the U.S. federal statutory rate of 35% due to the 2009 and 2008 first half effects of (1) the first half 2008 effect of the other than temporary loss on our investment in the common stock of DFR, which, as a result of its subsequent distribution to shareholders, is not deductible for income tax purposes and no tax benefit was recorded related to this loss, (2) state income taxes, net of federal income tax benefit, (3) non-deductible expenses, (4) adjustments to our uncertain tax positions, and (5) tax credits.

    In the first half of 2009 we increased our unrecognized tax benefits for prior periods by $1,184 and the related interest by $773. In the 2008 first half, an examination of one state income tax return was settled for fiscal years 1998 through 2000. Since this tax position was settled for less than we previously anticipated, we recorded an income tax benefit of $1,516 and a reduction of related interest expense of $1,071 in the first half of 2008. There were no other significant changes to unrecognized tax benefits in the first half of 2009 and 2008.

    We include unrecognized tax benefits and the related interest and penalties for discontinued operations in “Liabilities related to discontinued operations”. There were no changes in those amounts during the first half of 2009 or 2008.

    The Internal Revenue Service (the “IRS”) is currently conducting an examination of our U.S. Federal income tax return for the 2009 tax year and for the tax period ended December 28, 2008 as part of the Compliance Assurance Program (“CAP”). Our December 28, 2008 U.S. Federal income tax return includes Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008. Prior to the Wendy’s Merger, Wendy’s was a participant in the CAP since the beginning of the 2006 tax year. CAP is a voluntary, real-time audit arrangement whereby taxpayers and the IRS address issues

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

throughout the year as they emerge. Any matters relating to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

    Wendy’s/Arby’s U.S. Federal income tax returns for periods ended January 1, 2006 (fiscal 2005) to September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns and Wendy’s foreign income tax returns for periods prior to the Wendy’s Merger are open to examination primarily for periods ending on or after January 2, 2005. Certain of these foreign income tax returns are currently under examination. Some of our state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $8,863. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(10)       Income (Loss) Per Share

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  As described in the Form 10-K, in connection with the Wendy’s Merger, Wendy’s/Arby’s stockholders approved the Conversion whereby each of the then outstanding shares of Triarc class B common stock (“Class B Common Stock”) were converted into one share of Wendy’s/Arby’s Class A common stock and accordingly we now only have one class of common stock.  In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our Class A common stock is now referred to as Common Stock. Net loss for the three-month and six-month periods ended June 29, 2008 of $6,905 and $74,376, respectively, was allocated equally among each share of Common Stock and Class B Common Stock resulting in the same loss per share for each class.

    Diluted income per share for the three-month and six-month periods ended June 28, 2009 has been computed by dividing the allocated income for the Common Stock by the weighted average number of shares plus the potential common share effect of dilutive stock options and nonvested restricted Common Shares which vest over three years (the “Nonvested Shares”), both computed using the treasury stock method. Diluted income per share for the three-month and six-month periods ended June 29, 2008 were the same as basic loss per share for each share of the Common Stock and Class B Common Stock since we reported a loss and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive. The shares used to calculate diluted income per share exclude any effect of our 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Common Stock obtainable on conversion exceeded the reported basic income per share.

    Our securities as of June 28, 2009 that could dilute basic income per share for periods subsequent to June 28, 2009 are (1) outstanding stock options which can be exercised into 25,409 shares of our Common Stock, (2) 400 restricted shares of Common Stock which principally vest over three years and (3) $2,100 of Convertible Notes which are convertible into 160 shares of Common Stock.

    Income (loss) per share has been computed by allocating the income or loss as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Common Stock	$14,892	$(2,155)	$3,968	$(23,212)
Class B Common Stock	N/A	$(4,750)	N/A	$(51,164)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

    The number of shares used to calculate basic and diluted income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Common Stock:
Basic shares - weighted average shares outstanding	469,614	28,903	469,425	28,902
Dilutive effect of stock options and restricted shares	1,539	-	2,074	-
Diluted shares	471,153	28,903	471,499	28,902

Class B Common Stock:
Basic shares - weighted average shares outstanding	N/A	63,721	N/A	63,707
Dilutive effect of stock options and restricted shares	N/A	-	N/A	-
Diluted shares	N/A	63,721	N/A	63,707

(11)       Equity

The following is a summary of the changes in equity:

	Six Months Ended
	June 28,	June 28,
	2009	2008
Balance, beginning of year	$2,383,291	$448,874
Effect of change in accounting for minority interests	154	229
Beginning balance, as adjusted	2,383,445	449,103
Comprehensive income (loss) (1)	23,280	(71,237)
DFR stock dividend distribution	-	(14,464)
Dividends paid	(14,073)	(16,101)
Share-based compensation expense	7,760	2,763
Other	1,410	(161)
Balance, end of period	$2,401,822	$349,903

(1) The following is a summary of the components of comprehensive income (loss), net of income taxes:

	Six Months Ended
	June 28,	June 29,
	2009	2008
Net income (loss)	$3,968	$(74,376)
Net change in currency translation adjustment	19,438	(106)
Net unrealized (losses) gains on available-for-sale securities (a)	(126)	3,676
Net unrealized gains (losses) on cash flow hedges (b)	-	(431)
Other comprehensive income	19,312	3,139
Comprehensive income (loss)	$23,280	$(71,237)

(a) Net unrealized losses on available-for-sale securities:
	Six Months Ended
	June 28,	June 29,
	2009	2008
Unrealized holding losses arising during the period	$(28)	$(5,112)
Reclassifications of prior period unrealized holding (gains) losses into net income or loss	(168)	11,074
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	-	(201)
	(196)	5,761
Income tax benefit (provision)	70	(2,085)
	$(126)	$3,676

(b) Net unrealized gains (losses) on cash flow hedges:
Six Months Ended
June 29,
2008
Unrealized holding losses arising during the period	$(1,517)
Reclassifications of prior period unrealized holding losses into net income or loss	809
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	3
(705)
Income tax benefit	274
$(431)

(12)       Business Segments

We manage and internally report our operations in two brand segments: (1) the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss) and other financial and non-financial factors.

In the first quarter of 2009, Wendy’s/Arby’s began charging the restaurant segments for support services based upon budgeted segment revenues. Prior to that date, the restaurant segments had directly incurred such costs. Commencing with the second quarter of 2009, Wendy’s/Arby’s established a shared service center in Atlanta and allocated its operating costs to the restaurant segments based also on budgeted segment revenues.

The following is a summary of our segment information:

	Three months ended June 28, 2009
	Wendy’s	Arby’s
	Restaurants	Restaurants	Corporate	Total
Revenues:
Sales	$539,123	$277,072	$-	$816,195
Franchise revenues	76,055	20,437		96,492
	$615,178	$297,509	$-	$912,687
Depreciation and amortization	$28,608	$13,621	$2,458	$44,687
Operating profit (loss)	$65,499	$6,959	$(15,951)	56,507
Interest expense				(31,065)
Investment expense, net				(2,793)
Other than temporary losses on investments				(789)
Other income, net				1,581
Income before income tax provision				23,441
Provision for income taxes				(8,549)
Net income				$14,892

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three months ended June 29, 2008
	Arby’s
	Restaurants	Corporate	Total
Revenues:
Sales	$291,340	$-	$291,340
Franchise revenues	21,674	-	21,674
	$313,014	$-	$313,014
Depreciation and amortization	$15,265	$1,090	$16,355
Operating profit (loss)	$17,264	$(9,016)	$8,248
Interest expense			(13,944)
Investment expense, net			(5,699)
Other than temporary losses on investments			(3,500)
Other income, net			1,224
Loss before income tax benefit			(13,671)
Benefit from income taxes			6,766
Net loss			$(6,905)

	Six months ended June 28, 2009
	Wendy’s	Arby’s
	Restaurants	Restaurants	Corporate	Total
Revenues:
Sales	$1,046,126	$543,312	$-	$1,589,438
Franchise revenues	147,293	39,940		187,233
	$1,193,419	$583,252	$-	$1,776,671
Depreciation and amortization	$65,295	$28,138	$2,916	$96,349
Operating profit (loss)	$85,524	$4,912	$(19,995)	$70,441
Interest expense				(53,214)
Investment expense, net				(4,587)
Other than temporary losses on investments				(3,916)
Other expense, net				(1,016)
Income before income tax provision				7,708
Provision for income taxes				(3,740)
Net income				$3,968

	Six months ended June 29, 2008
	Arby’s
	Restaurants	Corporate	Total
Revenues:
Sales	$572,919	$-	$572,919
Franchise revenues	42,949	-	42,949
	$615,868	-	$615,868
Depreciation and amortization	$30,103	$2,166	$32,269
Operating profit (loss)	$34,613	$(18,308)	$16,305
Interest expense			(27,435)
Investment expense, net			(3,535)
Other than temporary losses on investments			(71,586)
Other expense, net			(3,355)
Loss before income tax benefit			(89,606)
Benefit from income taxes			15,230
Net loss			$(74,376)

	Wendy’s Restaurants	Arby’s Restaurants	Corporate (a)	Total
Three months ended June 28, 2009
Cash capital expenditures	$7,842	$8,036	$6,934	$22,812

Three months ended June 29, 2008
Cash capital expenditures		$23,673	$-	$23,673

Six months ended June 28, 2009
Cash capital expenditures	$16,585	$15,861	$7,569	$40,015

Six months ended June 28, 2008
Cash capital expenditures		$40,443	$-	$40,443

(a) The corporate capital expenditures are primarily related to our shared services project.

(13)       Transactions with Related Parties

Wendy’s/Arby’s entered into the following agreements with related parties during the second quarter of 2009:

Services Agreement

Wendy’s/Arby’s and the Management Company entered into a services agreement (the “Services Agreement”) which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the Services Agreement, the Management Company will assist us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. Pursuant to the terms of this agreement, we will pay the Management Company a service fee of $250 per quarter, payable in advance commencing July 1, 2009. In addition, in the event the Management Company provides substantial assistance to us in connection with a merger or acquisition, corporate finance and/or similar transaction that is consummated at any time during the period commencing on the date the Services Agreement was executed and ending six months following the expiration of its term, we will negotiate a success fee to be paid to the Management Company which is reasonable and customary for such transactions.  Approximately $5,368 in fees for corporate finance advisory services were paid to the Management Company in connection with the issuance of the Senior Notes.

Under a prior services agreement, which expired on June 30, 2009, the Management Company provided a broader range of professional and strategic services to us in connection with the transition of all executive management responsibilities for the Company to the executive management team in Atlanta, Georgia.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Withdrawal Agreement

TCMG-MA, LLC (a wholly-owned subsidiary of ours and the entity which owned the Equities Account investments) (“TCMG-MA”) and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that TCMG-MA would be permitted to withdraw on an accelerated basis (the “Early Withdrawal”) all amounts in the Equities Account effective no later than June 26, 2009.  Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company which was terminated on June 26, 2009, TCMG-MA had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47,000 was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date. In consideration for obtaining such Early Withdrawal right, TCMG-MA agreed to pay the Management Company $5,500, is not required to return the $47,000 referred to above and is no longer obligated to pay investment management and incentive fees to the Management Company.  The Equities Account investments were liquidated in June 2009 for $37,401, of which $31,901 was received by us, net of the $5,500 withdrawal fee included in “Investment expense, net,” and for which we realized a gain of $2,280 in the 2009 second quarter.

Liquidation Services Agreement

Wendy’s/Arby’s and the Management Company also entered into a liquidation services agreement (the “Liquidation Services Agreement”) which provides for the Management Company to assist us in the sale, liquidation or other disposition of our cost investments and DFR Notes (the “Legacy Assets”) which are not related to the Equities Account. The term of the Liquidation Services Agreement commenced on June 10, 2009 and will end on the earlier of (1) such date as all of the Legacy Assets have been sold, liquidated or otherwise disposed of and (2) the date (which shall not be earlier than June 30, 2011) on which we notify the Management Company that we are terminating the Liquidation Services Agreement. Pursuant to the terms of this agreement, we will pay the Management Company a fee of $900 for these services which will be payable in installments as follows: (1) $450 on the date of the Liquidation Services Agreement and (2) $450 on the earlier of (a) June 30, 2010 and (b) the expiration of the term of the Liquidation Services Agreement. In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of for aggregate net proceeds to us in excess of the aggregate value of the Legacy Assets as of the date of the Liquidation Services Agreement of $36,607 (the “Target Amount”), then we will pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.

Aircraft Agreements

During the second quarter of 2009, the time share agreements with the Principals and the Management Company for the use of two of our aircraft expired.  One of the aircraft was sold in the third quarter of 2009 to an unrelated third party (see Note 5 for a related impairment charge).

Wendy’s/Arby’s and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under a time share agreement.  The Aircraft Lease Agreement provides that the Company will lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010. The Aircraft Lease Agreement provides that TASCO will pay $10 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. We will continue to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs. The Aircraft Lease Agreement may be terminated by us without penalty in the event we sell the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale.

All of these agreements were negotiated and approved by the Audit Committee of our Board of Directors, which was advised in the process by independent outside counsel.
(14)       Legal and Environmental Matters

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company also disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with the Company on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933. These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.  An update on the status of these cases was also included in the Company’s Form 10-Q for the quarter ended March 29, 2009.

On July 1, 2009, the Common Pleas Court of Franklin County, Ohio entered a final order approving settlement of all claims in the Guiseppone, Henzel and Smith cases and certifying a class for settlement purposes only.  On July 9, 2009, the Supreme Court of the State of New York, New York County, entered a dismissal of the Ravanis case, with prejudice. The disposition of these cases was not material to the results of operations or financial condition of the Company.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $2,399 as of June 28, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(15)       Accounting Standards

Accounting Standards Adopted during 2009

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

SFAS 141(R), which became effective in our fiscal 2009 first quarter, will not impact our recording of the Wendy’s Merger except for any potential adjustments to deferred taxes included in the allocation of the purchase price after such allocation has been finalized. The presentation and disclosure requirements of SFAS 160 have been applied retrospectively for all periods presented. The adoption of SFAS 160 resulted in a reclassification of our minority interests from a liability to “Additional paid in capital” in our condensed consolidated balance sheets and the income statement effect for our minority interests has been included in “Other expense, net”, as such amounts are insignificant. SFAS 141 (R), FSP FAS 142-3, FSP FAS 141(R)-1 and SFAS 160 will impact future acquisitions, if any, the effect of which will depend upon the nature and terms of such agreements. The application of FSP FAS 142-3 did not have a material effect on our unaudited condensed consolidated financial statements.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires expanded fair value disclosures for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” These disclosures are required for interim periods for publicly traded entities. In addition, entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis. We have applied this Staff Position effective with our 2009 second quarter.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and we have applied SFAS 165 effective with our 2009 second quarter.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS 167 is effective commencing with our 2010 fiscal year. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 authorized the Codification as the sole source for authoritative U.S. GAAP and any accounting literature that is not in the Codification will be considered nonauthoritative. SFAS 168 will be effective commencing with our 2009 third quarter and is not anticipated to have a material effect on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”). There have been no significant changes as of June 28, 2009 to the application of our critical accounting policies, contractual obligations (except as described below) or guarantees and commitments as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.” You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), which was formerly named Wendy’s International Holdings, LLC and is a direct wholly-owned subsidiary of Wendy’s/Arby’s, issued $565.0 million principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount will be accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

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

Our Business

Wendy’s/Arby’s is the parent company of Wendy’s and Arby’s Restaurant Group, Inc. (“ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants. As of June 28, 2009, the Wendy’s restaurant system was comprised of 6,608 restaurants, of which 1,395 were owned and operated by the Company. As of June 28, 2009, the Arby’s restaurant system was comprised of 3,745 restaurants, of which 1,170 were owned and operated by the Company. All 2,565 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Restaurant business revenues for the 2009 first half include: (1) $1,534.2 million of revenues from Company-owned restaurants, (2) $55.2 million from the sale of bakery items and kid’s meal promotion items to our franchisees, (3) $173.0 million from royalty income from franchisees and (4) $14.3 million of other franchise related revenue. Our revenues increased significantly in the 2009 first half due to the Wendy’s Merger. The Wendy’s royalty rate was 4.0% for the six months ended June 28, 2009. While over 80% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4.0% of franchise revenues, our average Arby’s royalty rate was 3.6% for the six months ended June 28, 2009.

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•
Continued lack of general consumer confidence in the economy and the effect of decreases in many consumers’ discretionary income caused by factors such as volatility in the financial markets and recessionary economic conditions, including high unemployment levels, a declining real estate market, continuing unpredictability of fuel costs, and food cost inflation;

•
Continued and more aggressive price competition in the quick service restaurant (“QSR”) industry, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) the use of coupons and other price discounting, (3) many recent product promotions focused on lower prices of certain menu items and (4) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

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

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

Cost of Sales

•	Higher commodity prices which increased our food costs during 2008, with moderation in recent months;

•	Changes in fuel prices which, when at much higher than current levels contributed to increases in utility, distribution, and freight costs;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which is expected to continue to increase wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which results in increased operating costs.

Other

•
Dislocation and weakness in the overall credit markets and higher borrowing costs in the lending markets typically used to finance new unit development and remodels. These tightened credit conditions and economic pressures are negatively impacting the renewal of franchisee licenses as well as the ability of franchisees to meet their commitments under development, rental and franchise license agreements;

•
A significant portion of both our Wendy’s and Arby’s restaurants are franchised and, as a result, we receive revenue in the form of royalties (which are generally based on a percentage of sales at franchised restaurants), rent and other fees from franchisees. Arby’s franchisee related accounts receivable and estimated reserves for uncollectibility have increased, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees; and

•	Continued competition for development sites among QSR competitors and other businesses.

We experience these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, the royalties and franchise fees we receive from them.

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Revitalizing the Wendy’s and Arby’s brands by creating innovative new menu items at Wendy’s, increasing Arby’s customer traffic by targeting our “medium Arby’s customers” and expanding our breakfast daypart at both brands;

•	Improving Wendy’s Company-owned restaurant profitability;
•	Realizing cost savings related to the Wendy’s/Arby’s integration;
•	Strategically growing our franchise base by leveraging our brands to expand in North America as well as into new international markets with dual branded Wendy’s and Arby’s franchised restaurants; and
•	Acquisitions of other restaurant companies.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

We report Arby’s North America Restaurants same-store sales commencing after a store has been open for fifteen continuous months. Wendy’s North America Restaurants same-store sales are reported after a store has been open for at least fifteen continuous months as of the beginning of the fiscal year. These methodologies are consistent with the metrics used by our management for internal reporting and analysis.  Same-store sales exclude the impact of currency translation.

•	Restaurant Margin

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kid’s meal promotion items), divided by sales from Company-owned restaurants. Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Deerfield

    On December 21, 2007, we completed the sale (the “Deerfield sale”) of our majority capital interest in Deerfield & Company LLC (“Deerfield”), our former subsidiary, to Deerfield Capital Corp. (“DFR”) resulting in non-cash proceeds aggregating $134.6 million, consisting of 9.6 million shares of convertible preferred stock of DFR (“the DFR Preferred Stock”) with a then estimated fair value of $88.4 million and $48.0 million principal amount of series A senior secured notes of DFR due in December 2012 (the “DFR Notes”) with a then estimated fair value of $46.2 million. As discussed in the Form 10-K, we recorded a valuation allowance of $21.2 million during the fourth quarter of 2008 for these DFR Notes. We also owned an additional 0.2 million common shares in DFR.

    The DFR Notes bear interest at the three-month LIBOR (0.60% at June 28, 2009) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity. The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.  See the “Other - Legacy Assets” section below related to the potential disposition of the DFR Notes.

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

Related Party Transactions

    Services Agreement

    Wendy’s/Arby’s and a management company (the “Management Company”) formed by our Chairman, who is our former Chief Executive Officer, and our Vice Chairman, who is our former President and Chief Operating Officer, (collectively, the “Former Executives”) and a director, who is also our former Vice Chairman (together with the Former Executives, the “Principals”), entered into a services agreement (the “Services Agreement”) which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the Services Agreement, the Management Company will assist us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. Pursuant to the terms of this agreement, we will pay the Management Company a service fee of $0.25 million per quarter, payable in advance commencing July 1, 2009. In addition, in the event the Management Company provides substantial assistance to us in connection with a merger or acquisition, corporate finance and/or similar transaction that is consummated at any time during the period commencing on the date the Services Agreement was executed and ending six months following the expiration of its term, we will negotiate a success fee to be paid to the Management Company which is reasonable and customary for such transactions.  Approximately $5.4 million in fees for corporate finance advisory services were paid to the Management Company in connection with the issuance of the Senior Notes.

    Under a prior services agreement, which expired on June 30, 2009, the Management Company provided a broader range of professional and strategic services to us in connection with the transition of all executive management responsibilities for the Company to the executive management team in Atlanta, Georgia.

   Equities Account

    Prior to 2006, we invested $75.0 million in the Equities Account, which was managed by the Management Company.. The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns.

    TCMG-MA, LLC (a wholly-owned subsidiary of ours and the entity which owned the Equities Account investments) (“TCMG-MA”) and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that TCMG-MA would be permitted to withdraw on an accelerated basis (the “Early Withdrawal”) all amounts in the Equities Account effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company which was terminated on June 26, 2009, TCMG-MA had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47.0 million was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, TCMG-MA agreed to pay the Management Company $5.5 million, is not required to return the $47.0 million referred to above and is no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37.4 million (the “Equities Sale”), of which $31.9 million was received by us, net of the $5.5 million withdrawal fee (the “Withdrawal Fee”) included in “Investment expense, net,” and for which we realized a gain of $2.3 million in the 2009 second quarter.

    Liquidation Services Agreement

    On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) whereby, the Management Company will assist us in the sale, liquidation or other disposition of our cost investments and DFR Notes (the “Legacy Assets”), which are not related to the Equities Account.  As of the date of the Liquidation Services Agreement, the Legacy Assets were valued at $36.6 million (the “Target Amount”).  The Liquidation Services Agreement, which expires June 30, 2011, provides that we will pay the Management Company a fee of $0.9 million in two installments, which is being amortized over the term of the agreement and will be recorded in “General and administrative expenses.”  In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of and the aggregate net proceeds to us are in excess of the aggregate value of the Legacy Assets as of the date of the Liquidation Services Agreement of $36.6 million (the “Target Amount”), then we will pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.

    Aircraft Agreements

    During the second quarter of 2009, the time share agreements with the Principals and the Management Company for the use of two of our aircraft expired.  One of the aircraft was sold in the third quarter of 2009 to an unrelated third party.

    Wendy’s/Arby’s and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under a time share agreement.  The Aircraft Lease Agreement provides that the Company will lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010. The Aircraft Lease Agreement provides that TASCO will pay $0.01 million per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. We will continue to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs. The Aircraft Lease Agreement may be terminated by us without penalty in the event we sell the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale.

    All of these agreements entered into in the second quarter of 2009 were negotiated and approved by the Audit Committee of our Board of Directors, which was advised in the process by independent outside counsel.

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

Results of Operations

Three Months Ended June 28, 2009 Compared with Three Months Ended June 29, 2008

Presented below is a table that summarizes our results, same-store sales and restaurant margins for the 2009 second quarter and the 2008 second quarter. Due to the Wendy’s Merger, the percentage change between these three-month periods is not meaningful.

	Three Months Ended
	June 28,	June 29,
	2009	2008	Change
	(In Millions)
Revenues:
Sales	$816.2	$291.3	$524.9
Franchise revenues	96.5	21.7	74.8
	912.7	313.0	599.7
Costs and expenses:
Cost of sales	686.5	245.0	441.5
General and administrative	112.7	42.1	70.6
Depreciation and amortization	44.7	16.4	28.3
Impairment of long-lived assets	8.7	1.3	7.4
Facilities relocation and corporate restructuring	3.0	-	3.0
Other operating expense, net	0.6	-	0.6
	856.2	304.8	551.4
Operating profit	56.5	8.2	48.3
Interest expense	(31.1)	(13.9)	(17.2)
Investment expense, net	(2.8)	(5.7)	2.9
Other than temporary losses on investments	(0.8)	(3.5)	2.7
Other income, net	1.6	1.2	0.4
Income (loss) before income taxes	23.4	(13.7)	37.1
(Provision for) benefit from income taxes	(8.5)	6.8	(15.3)
Net income (loss)	$14.9	$(6.9)	$21.8

Restaurant statistics:
Wendy’s same-store sales:	Second Quarter 2009
North America Company-owned restaurants	(1.2)%
North America franchised restaurants	(0.1)%
North America systemwide	(0.4)%

Arby’s same-store sales:	Second Quarter 2009	Second Quarter 2008
North America Company-owned restaurants	(5.8)%	(3.7)%
North America franchised restaurants	(7.4)%	(2.8)%
North America systemwide	(6.9)%	(3.2)%

Restaurant margin:
	Second Quarter 2009	Second Quarter 2008
Wendy’s	15.9%
Arby’s	14.9%	15.9%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at March 29, 2009	1,399	5,224	6,623
Opened	2	8	10
Closed	(5)	(20)	(25)
Sold to franchisees	(1)	1	-
Restaurant count at June 28, 2009	1,395	5,213	6,608

Arby’s restaurant count:
Restaurant count at March 29, 2009	1,171	2,570	3,741
Opened	3	17	20
Closed	(4)	(12)	(16)
Restaurant count at June 28, 2009	1,170	2,575	3,745
Total Wendy’s/Arby’s restaurant count at June 28, 2009	2,565	7,788	10,353

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $524.9 million to $816.2 million for the three months ended June 28, 2009 from $291.3 million for the three months ended June 29, 2008. The increase in sales was due to the Wendy’s Merger which added 1,395 net Company-owned restaurants as of June 28, 2009 and generated $539.1 million in sales during the 2009 second quarter. Wendy’s North America Company-owned same-store sales, excluding the impact of fewer restaurants serving breakfast in the second quarter of 2009 as compared to the second quarter of 2008, would have increased approximately 0.6%. Excluding Wendy’s, sales decreased $14.2 million, which is attributable to the 5.8% decrease in same store sales of our Arby’s North America Company-owned restaurants stemming from lower customer traffic primarily impacted by the previously described negative economic trends and competitive pressures in “Introduction and Executive Overview – Our Business.” The decrease in Arby’s sales was partially mitigated by the continued positive effect on sales of the new Roastburger™ product launch in the 2009 first quarter.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $74.8 million to $96.5 million for the three months ended June 28, 2009 from $21.7 million for the three months ended June 29, 2008. The increase in franchise revenue was due to the Wendy’s Merger which added 5,213 franchised restaurants as of June 28, 2009 to the Wendy’s/Arby’s restaurant system and generated $76.1 million in franchise revenue during the 2009 second quarter. Wendy’s franchise store sales were not significantly impacted by changes in the number of restaurants serving breakfast in the second quarter of 2009. Excluding Wendy’s, franchise revenues decreased $1.3 million, which is attributable to the 7.4% decrease in same-store sales for Arby’s North America franchised restaurants. Same-store sales of our Arby’s North America franchise restaurants decreased primarily due to the same factors discussed above under “Sales”. In addition, sales at Arby’s North America franchise restaurants were negatively affected by less aggressive pricing and in-store value promotions than at Company–owned restaurants.

Restaurant Margin

    Our restaurant margin decreased slightly to a consolidated 15.6% for the three months ended June 28, 2009 from the Arby’s 15.9% for the three months ended June 28, 2008. The 2009 second quarter restaurant margin reflects the mix of the Wendy’s restaurant margin of 15.9% and the Arby’s restaurant margin of 14.9%. Wendy’s restaurant margin for the second quarter of 2008 was 12.2%. The increase in the Wendy’s margin is primarily attributable to the effect of price increases in the second half of 2008 and improvements in food, labor and other controllable costs. The decrease in the Arby’s margin was primarily attributable to the effect of the decrease in Arby’s same store sales without comparable reductions in fixed and semi-variable costs, partially offset by price increases.

General and Administrative

Our general and administrative expenses increased $70.6 million to $112.7 million for the three months ended June 28, 2009 from $42.1 million for the three months ended June 29, 2008 principally due to the Wendy’s Merger which added $62.4 million of general and administrative expenses in the 2009 second quarter. Excluding the effect of the Wendy’s Merger, general and administrative expenses increased $8.2 million principally due to (1) $4.3 million of integration costs related to the Wendy’s Merger and (2) a $3.2 million increase in incentive compensation accruals due to stronger consolidated performance as compared to plan in the 2009 second quarter compared to weaker consolidated performance as compared to plan in the 2008 second quarter.  These increases were partially offset by a $1.2 million decrease in the fees for professional and strategic services provided to us under the terms of the transition services agreement with the Management Company.

Depreciation and Amortization

	Three Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$13.6	$15.3
Wendy’s restaurants, primarily properties	28.6	-
Other	2.5	1.1
	$44.7	$16.4

Impairment of Long Lived Assets

	Three Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$6.3	$1.3
Wendy’s restaurants	0.2	-
Corporate - aircraft (1)	2.2	-
	$8.7	$1.3

(1) In July 2009, we completed the sale of our corporate aircraft based on a purchase contract dated June 20, 2009 and recorded a charge to reflect the sale price and approximate related costs.

Facilities Relocation and Corporate Restructuring

The expense for the three months ended June 28, 2009 represents Wendy’s merger-related severance costs incurred in the 2009 second quarter.

Interest Expense

	Three Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Arby’s debt	$18.4	$13.5
Wendy’s debt	11.3	-
Wendy’s/Arby’s Restaurants debt	1.0	-
Corporate debt	0.4	0.4
	$31.1	$13.9

    Interest expense increased $17.2 million principally reflecting (1) $11.3 million of interest on Wendy’s debt assumed as a result of the Wendy’s Merger, (2) $5.6 million from the write-off of deferred debt costs relating to the prepayments in the second quarter of 2009 on the term loan (the “Term Loan”) under the amended and restated Arby’s Credit Agreement (the “Credit Agreement”) and (3) $1.0 million of interest on the Wendy’s/Arby’s Restaurants Senior Notes issued in June 2009.  These increases were partially offset by a decrease in the Term Loan interest expense due to a decrease in outstanding Term Loan debt resulting from the $277.5 million of prepayments since the end of the second quarter of 2008, including $132.5 million prepaid on June 23, 2009.

Investment Expense, Net

	Three Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Recognized net gains (losses)	$3.0	$(6.0)
Withdrawal Fee	(5.5)	-
Interest income	-	0.2
Other	(0.3)	0.1
	$(2.8)	$(5.7)

Our net gains (losses) include realized gains (losses) on available-for-sale securities and cost method investments and unrealized and realized gains (losses) on derivative instruments.  The change in our recognized gains (losses) for the 2008 second quarter to the 2009 second quarter is primarily due to: (1) $2.3 million of net gains that were realized upon the Equities Sale in the 2009 second quarter, (2) $3.4 million of unrealized losses in the 2008 second quarter on subsequent sales of put and call option derivatives and (3) $2.8 million in unrealized losses on swap derivatives and securities sold short held in the second quarter of 2008.

The $5.5 million Withdrawal Fee recorded in the 2009 second quarter relates to the fee paid to the Management Company for the Equities Sale as discussed above in “Introduction and Executive Overview – Related Party Transactions.”

Other Than Temporary Losses on Investments

Based on a review of our unrealized investment losses in both the 2009 and 2008 second quarters, we determined that the decreases in the fair value of certain of the Legacy Assets were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment. Accordingly, we recorded other than temporary losses on our Legacy Assets of $0.8 million in the 2009 second quarter due to the decline in fair value of two of our remaining Legacy Assets and $3.5 million in other than temporary losses on our investment in Jurlique International Pty Ltd. (“Jurlique”) in the 2008 second quarter.

Any other than temporary losses on our Legacy Assets, until their disposition in connection with the Liquidation Services Agreement, are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods.

 (Provision for) Benefit From Income Taxes

The effective tax rate for the second quarter of 2009 was a 36.5% provision, compared to a 49.5% benefit in the second quarter of 2008.  The effective tax rates differ due to the relative impact of non-deductible compensation and other non-deductible expenses and their relationship to the forecasted pre-tax income in both years.

Net Income (Loss)

    Our net loss improved $21.8 million to net income of $14.9 million in the 2009 second quarter from a loss of $6.9 million in the 2008 second quarter. This is primarily attributed to the inclusion of the results of operations of Wendy’s for the 2009 second quarter as partially offset by the decrease in the results of operations for Arby’s in the 2009 second quarter as compared to the same period in the prior year.

Six Months Ended June 28, 2009 Compared with Six Months Ended June 29, 2008

Presented below is a table that summarizes our results of operations and compares the amount of the change between the 2009 first half and the 2008 first half. Due to the Wendy’s Merger, the percentage change between these six-month periods is not meaningful.
	Six Months Ended
	June 28,	June 29,
	2009	2008	Change
	(In Millions)
Revenues:
Sales	$1,589.4	$572.9	$1,016.5
Franchise revenues	187.3	42.9	144.4
	1,776.7	615.8	1,160.9
Costs and expenses:
Cost of sales	1,362.4	478.4	884.0
General and administrative	222.6	87.0	135.6
Depreciation and amortization	96.3	32.3	64.0
Impairment of long-lived assets	15.6	1.4	14.2
Facilities relocation and corporate restructuring	7.2	0.9	6.3
Other operating expense (income), net	2.2	(0.5)	2.7
	1,706.3	599.5	1,106.8
Operating profit	70.4	16.3	54.1
Interest expense	(53.2)	(27.4)	(25.8)
Investment expense, net	(4.6)	(3.5)	(1.1)
Other than temporary losses on investments	(3.9)	(71.6)	67.7
Other expense, net	(1.0)	(3.4)	2.4
Income (loss) before income taxes	7.7	(89.6)	97.3
(Provision for) benefit from income taxes	(3.7)	15.2	(18.9)
Net income (loss)	$4.0	$(74.4)	$78.4

Restaurant statistics:
Wendy’s same-store sales:	First Half 2009
North America Company-owned restaurants	(0.5)%
North America franchised restaurants	0.5%
North America systemwide	0.3%

Arby’s same-store sales:	First Half 2009	First Half 2008
North America Company-owned restaurants	(6.9)%	(2.7)%
North America franchised restaurants	(7.8)%	(1.0)%
North America systemwide	(7.5)%	(1.6)%

Restaurant margin:
	First Half 2009	First Half 2008
Wendy’s	13.6%
Arby’s	14.6%	16.5%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	7	19	26
Closed	(7)	(41)	(48)
Sold to franchisees	(11)	11	-
Restaurant count at June 28, 2009	1,395	5,213	6,608

Arby’s restaurant count:
Restaurant count at December 28, 2008	1,176	2,580	3,756
Opened	4	34	38
Closed	(10)	(39)	(49)
Restaurant count at June 28, 2009	1,170	2,575	3,745
Total Wendy’s/Arby’s restaurant count at June 28, 2009	2,565	7,788	10,353

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $1,016.5 million to $1,589.4 million for the six months ended June 28, 2009 from $572.9 million for the six months ended June 29, 2008. The increase in sales was due to the Wendy’s Merger which added 1,395 net Company-owned restaurants as of June 28, 2009 and generated $1,046.1 million in sales during the 2009 first half. Wendy’s North America Company-owned same-store sales, excluding the impact of fewer restaurants serving breakfast in the 2009 first half as compared to the 2008 first half, would have increased approximately 1.1%. Excluding Wendy’s, sales decreased $29.6 million, which is attributable to the 6.9% decrease in same-store sales of our Arby’s North America Company-owned restaurants, principally due to the same factors discussed under “Sales” in the three month discussion.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $144.4 million to $187.3 million for the six months ended June 28, 2009 from $42.9 million for the six months ended June 29, 2008. The increase in franchise revenue was due to the Wendy’s Merger which added 5,213 franchised restaurants as of June 28, 2009 to the Wendy’s/Arby’s restaurant system and generated $147.3 million in franchise revenue during the 2009 first half. Wendy’s franchise store-sales were not significantly impacted by changes in the number of restaurants serving breakfast in the 2009 first half. Excluding Wendy’s, franchise revenues decreased $2.9 million, which is attributable to the 7.8% decrease in same-store sales for Arby’s North America franchised restaurants. Same store sales of our Arby’s North America franchised restaurants decreased principally due to the same factors discussed under “Franchise Revenues” in the three month discussion above.

Restaurant Margin

Our restaurant margin decreased to a consolidated 14.0% for the six months ended June 28, 2009 from the Arby’s 16.5% restaurant margin for the six months ended June 28, 2008. The 2009 first half restaurant margin reflects the mix of the Wendy’s restaurant margin of 13.6% and the Arby’s restaurant margin of 14.6%. Wendy’s restaurant margin for the 2008 first half was 11.2%. The changes in restaurant margin for the 2009 first half were due primarily to the same factors mentioned above in the three month discussion.

General and Administrative

Our general and administrative expenses increased $135.6 million to $222.6 million for the six months ended June 28, 2009 from $87.0 million for the six months ended June 29, 2008 principally due to the Wendy’s Merger which added $122.5 million of general and administrative expenses in the 2009 first half. Excluding the effect of the Wendy’s Merger, general and administrative expenses increased $13.1 million principally due to (1) $7.9 million of integration costs related to the Wendy’s Merger, (2) a $2.9 million increase in incentive compensation accruals due to stronger consolidated performance as compared to plan in the 2009 first half as compared to weaker consolidated performance as compared to plan in the 2008 first half and (3) a $2.1 million increase in the allowance for doubtful accounts for the collection of franchise revenues.  These increases were partially offset by a $2.5 million decrease in the fees for professional and strategic services provided to us under the terms of the transition services agreement with the Management Company.

Depreciation and Amortization

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$28.1	$30.1
Wendy’s restaurants, primarily properties	65.3	-
Other	2.9	2.2
	$96.3	$32.3

Impairment of Long Lived Assets

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$12.7	$1.4
Wendy’s restaurants	0.7	-
General corporate, aircraft	2.2	-
	$15.6	$1.4

Facilities Relocation and Corporate Restructuring

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Wendy’s severance costs	$7.2	$-
Other	-	0.9
	$7.2	$0.9

Interest Expense

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Arby’s debt	$28.6	$27.8
Wendy’s debt	22.8	-
Wendy’s/Arby’s Restaurants debt	1.0	-
Corporate debt
Debt	0.6	0.1
Other	0.2	(0.5)
	$53.2	$27.4

    Interest expense increased $25.8 million principally reflecting (1) $22.8 million of interest on Wendy’s debt assumed as a result of the Wendy’s Merger, (2) $5.6 million from the write-off of deferred debt costs relating to the prepayments in the second quarter of 2009 on the Term Loan discussed below and (3) $1.0 million of interest on the Wendy’s/Arby’s Restaurants 10.00% Senior Notes issued in June 2009.  These increases were partially offset by a decrease in the Term Loan interest expense due to a decrease in outstanding Term Loan debt resulting from the $277.5 million of prepayments since the end of the second quarter of 2008, including $132.5 million prepaid on June 23, 2009.

Investment Expense, Net

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In Millions)

Recognized net gains (losses)	$1.4	$(4.3)
Withdrawal Fee	(5.5)	-
Interest income	0.2	0.7
Other	(0.7)	0.1
	$(4.6)	$(3.5)

    Our net gains (losses) include realized gains (losses) on available-for-sale securities and cost method investments and unrealized and realized gains (losses) on derivative instruments.  The change in our recognized gains (losses) in the 2009 first half as compared to the 2008 first half is primarily due to: (1) $2.3 million of net gains that were realized upon the Equities Sale in the 2009 second quarter and (2) $5.7 million of unrealized and realized losses on swap derivatives held in the first half of 2008 as offset by (1) $1.2 million of realized losses on securities sold short in the 2009 first half and (2) a $0.6 million decrease in unrealized gains on put and call option derivatives in the 2008 second half that were sold after the 2008 second half.

Other Than Temporary Losses on Investments

	Six Months Ended
	June 28, 2009	June 28, 2008
	(In Millions)

DFR common stock	$-	$68.1
Legacy Assets	3.1	3.5
Available-for-sale securities	0.8	-
	$3.9	$71.6

Based on a review of our unrealized investment losses in both the 2009 and 2008 six month periods, we determined that the decreases in the fair value of certain of our Legacy Assets, available-for-sale securities and our former investment in the DFR common stock were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment. Accordingly, we recorded other than temporary losses on our Legacy Assets and available-for-sale securities of $3.9 million in the 2009 first half.  In the 2008 first half, we recorded $68.1 million in losses for the DFR common stock discussed in “Introduction and Executive Overview – Deerfield” and $3.5 million for our Jurlique investment, one of our Legacy Assets, as described in the three month discussion above.

Other Expense, Net

	Six Months Ended
	June 28, 2009	June 28, 2008
	(In Millions)

Deferred costs write-off	$(4.3)	$(5.1)
Other	3.3	1.7
	$(1.0)	$(3.4)

The deferred costs written off in the 2009 first half related to financing costs incurred for a Wendy’s credit facility that was executed in January 2009 but was refinanced by the amended and restated Credit Agreement discussed below under “Liquidity and Capital Resources – Long-term Debt.”  The write-off of deferred costs in the 2008 first half related to a financing alternative that was no longer being pursued.

(Provision for) Benefit From Income Taxes

The effective tax rate for the 2009 first half was a 48.5% provision compared to a benefit of 17.0% in the 2008 first half. The effective rate is lower in 2008 principally as a result of (1) the effect of a 2008 tax loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described above in “Introduction and Executive Overview—Deerfield,” (2) the effect of adjustments to uncertain tax positions relative to pre-tax income in both years, and (3) the effect of non-deductible compensation and other non-deductible expenses and their relationship to the pre-tax income in both years.

Net income (loss)

Our net loss improved $78.4 million to net income of $4.0 million in the 2009 first half from a net loss of $74.4 million in the 2008 first half.  The improvement is primarily attributed to (1) the 2008 first half effect of our other than temporary loss on our investment in the common stock of DFR of $68.1 million, for which there was no available tax benefit and (2) the inclusion of the results of operations for the 2009 first half for Wendy’s.  These factors were partially offset by the decline in the results of operations for Arby’s in the 2009 first half as compared to the same period in the prior year.

Outlook for the Remainder of 2009

Sales

As a result of the impact of the Wendy’s Merger, our sales will increase significantly for the remainder of 2009 as compared to 2008. We anticipate that certain of the negative factors described above which affected our 2009 same-store sales will continue to impact our customer traffic and sales for the remainder of the 2009 fiscal year. Wendy’s same-store sales for the remainder of 2009 are expected to be favorably impacted by continued operational improvements and premium product introductions. Offsetting factors will include the uncertain economic environment and a reduction in the number of stores serving breakfast while refining this daypart strategy. For the remainder of 2009, the Arby’s marketing strategy will continue to emphasize Arby’s core equity of sliced roasted meats and will focus on driving the frequency of our customer base. This frequency focus will be achieved through more relevant advertising messages and more competitive pricing. We anticipate that these marketing initiatives will improve Arby’s same-store sales trends as compared to the first half of 2009. For the remainder of 2009, the net impact of new store openings and closings for Wendy’s and Arby’s are not expected to have a significant impact on consolidated sales. We continually review the performance of any underperforming Company-owned restaurants and evaluate whether to close those restaurants, particularly in connection with the decision to renew or extend their leases.

Franchise Revenues

Our franchise revenues will increase significantly for the remainder of 2009 as a result of the impact of the Wendy’s Merger. Despite an overall increase in franchise revenues, the same-store sales trends for franchised restaurants at Arby’s and Wendy’s will continue to be generally impacted by many of the same factors described above under “Sales.”

Restaurant Margin

We expect that the restaurant margins at Company-owned restaurants for the remainder of 2009 for both of our brands will increase primarily as a result of the impact of currently effective price increases, sales leverage from improving same-store sales, higher margins on new premium menu items and tighter controls on fixed and semi-variable costs. In addition, the Wendy’s margins are expected to benefit from seasonal sales increases in the third quarter of 2009.  Wendy’s and Arby’s restaurant margins are also expected to be favorably impacted by improvement in commodity costs in the second half of 2009 as compared to the second half of 2008.  These factors are expected to be partially offset by the negative impact on food cost of value menu offerings of Arby’s as well as higher labor rates in the remainder of 2009.

General and Administrative

We expect that our general and administrative expense for the remainder of 2009 will increase significantly compared to the same period in 2008 as a result of the impact of the Wendy’s Merger, including integration costs.

Depreciation and Amortization

We expect that our depreciation and amortization expense for the remainder of 2009 will increase compared to the same period in 2008 primarily as a result of the impact of the Wendy’s Merger.

Facilities Relocation and Corporate Restructuring

We expect that our facilities relocation and corporate restructuring expense for the remainder of 2009 will be higher than the same period in 2008 primarily due to the impact of Wendy’s Merger related costs that cannot yet be recognized under applicable accounting standards.

Interest Expense

We expect that our interest expense for the remainder of 2009 will increase compared to the same period in 2008 primarily as a result of: (1) the impact of the Wendy’s Merger, (2) the issuance of the Senior Notes discussed in “Liquidity and Capital Resources-Long-term Debt” and (3) the effect of increased interest rates under our amended Credit Agreement.  These increases are expected to be partially offset by the effect on interest expense of the $277.5 million in prepayments of the Term Loan since the second quarter of 2008, including $132.5 million paid on June 23, 2009.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended June 28, 2009

Cash and cash equivalents (“Cash”) totaled $616.0 million at June 28, 2009 compared to $90.1 million at December 28, 2008. For the six months ended June 28, 2009, net cash provided by continuing operating activities totaled $146.4 million, which includes the following significant items:

•	Our net income of $4.0 million;
•	Depreciation and amortization of $96.3 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $19.5 million;
•	Impairment of long-lived assets charges of $15.6 million;
•	The write off and amortization of deferred financing costs of $11.8 million;
•	Distributions received from our investment in a joint venture of $7.1 million; and
•
Changes in operating assets and liabilities of $20.1 million principally reflecting an $11.6 million increase in prepaid expenses and other current assets and a $9.6 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to payments to vendors.

We expect positive cash flows from continuing operating activities during the remainder of 2009.

Additionally, for the six months ended June 28, 2009, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $553.8 million primarily from the issuance of the Senior Notes discussed below under “Long-term Debt”;
·	Net repayments of other long-term debt of $138.4 million including a prepayment of $132.5 million on the Term Loan in the second quarter of 2009;
•	Cash capital expenditures totaling $40.0 million, including the construction of new restaurants (approximately $11.4 million) and the remodeling of existing restaurants;
·	Deferred financing costs of $29.6 million;
·	Net investment adjustments of $36.9 million; and
•	Dividend payments of $14.1 million.

The net cash provided by continuing operations before the effect of exchange rate changes on cash was approximately $525.3 million.

Working Capital

Working capital, which equals current assets less current liabilities, was $442.0 million at June 28, 2009, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.9:1. The working capital at June 28, 2009 increased $563.7 million from a deficit of $121.7 million at December 28, 2008, primarily related to $146.4 million in net cash provided by continuing operating activities and $373.1 million in net cash provided by continuing financing activities.

Long-term Debt

There were no material changes to the terms of any debt obligations since December 28, 2008, as discussed in our Form 10-K, except as follows:

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants, which was formerly named Wendy’s International Holdings, LLC and is a direct wholly-owned subsidiary of Wendy’s/Arby’s, issued $565.0 million principal amount of Senior Notes. The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount will be accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Wendy’s/Arby’s Restaurants incurred approximately $20.2 million in costs related to the issuance of the Senior Notes which will be amortized to interest expense over the Senior Notes’ term utilizing the effective interest method.

An Indenture dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.  The covenants generally do not restrict Wendy’s/Arby’s Group or any of its subsidiaries that are not Wendy’s/Arby’s Restaurants’ subsidiaries.

Senior Secured Term Loan

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the Credit Agreement which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less amounts used to prepay the Term Loan and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain Senior Notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating.  Wendy’s/Arby’s Restaurants incurred approximately $3.1 million in costs related to such Amendment No. 1.

As amended, the Term Loan and amounts borrowed under the revolving credit facility (the “Amended Revolver”) under the Credit Agreement bear interest at our option at either (1) the Eurodollar Base Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (2) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of the Amendment No. 1 and as of June 28, 2009, the applicable interest rate margins available to us were 4.50% for Eurodollar Base Rate borrowings and 3.50% for Base Rate borrowings
.

Concurrently with the closing of the issuance of the Senior Notes, we prepaid the Term Loan in an aggregate principal amount of $132.5 million and accrued interest thereon.

During the six months ended June 28, 2009, we borrowed a total of $51.2 million under the Amended Revolver; however, no amounts were outstanding as of June 28, 2009. The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50.0 million.  The availability under the Amended Revolver as of June 28, 2009 was $134.2 million, which is net of $35.8 million for outstanding letters of credit.

Debt Covenants

We were in compliance with all the covenants of the Credit Agreement as of June 28, 2009 and we expect to remain in compliance with all of these covenants for the next twelve months. As of June 28, 2009 there was $7.4 million available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement
.

Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the “Wendy’s Notes”) contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of June 28, 2009 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of June 28, 2009, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Contractual Obligations

In our 2008 Form 10-K, we disclosed our contractual obligations.  As of June 28, 2009, there have been no material changes to those contractual obligations outside of the ordinary course of business except: (1) the issuance of $565.0 million of the Senior Notes in June 2009 and (2) the repayment of $132.5 million of the Term Loan, both as described above.

Credit Ratings

Wendy’s/Arby’s Group, Inc. and its subsidiaries with specific debt issuances (Wendy’s/Arby’s Restaurants and Wendy’s) are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).

In June 2009, the agencies assigned the following ratings for Wendy’s/Arby’s Group, Inc., Wendy’s/Arby’s Restaurants and Wendy’s:

	S&P	Moody’s
Corporate family/corporate credit
Entity	Wendy’s/Arby’s Group, Inc.	Wendy’s/Arby’s Restaurants
Rating	B+	B2
Outlook	Negative	Stable

Wendy’s/Arby’s Restaurants Senior Notes	B+	B2

Wendy’s/Arby’s Restaurants Term Loan	BB	Ba2

Wendy’s Notes	B-	Caa1

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

Dividends

On March 30, 2009 and June 15, 2009 we paid quarterly cash dividends of $0.015 per share on our common stock, aggregating $14.1 million. On August 4, 2009 we declared a quarterly cash dividend of $0.015 per share on our common stock payable on September 15, 2009 to holders of record on September 1, 2009. We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. Based on these dividend declarations and payment dates, if we pay quarterly cash dividends for the remainder of 2009 at the same rate as paid in our 2009 first half, our total cash requirement for dividends for the remainder of 2009, would be approximately $14.1 million.

Treasury Stock Purchases

As approved by our Board of Directors on August 4, 2009, our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to a total of $50.0 million of our Common Stock.  As of the date of this report, no such repurchases have occurred.

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

Sources and Uses of Cash for the Remainder of 2009

Our anticipated consolidated cash requirements for continuing operations for the remainder of 2009, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $94.8 million;
•	Quarterly cash dividends aggregating up to approximately $14.1 million;
•	Scheduled debt principal repayments aggregating $24.5 million;
•	Severance payments of approximately $4.6 million related to our Wendy’s Merger integration program;
•	Potential stock repurchases of up to $50.0 million; and
•	The costs of any potential business acquisitions or financing activities.

We expect to meet these requirements from operating cash flows and available cash.

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

The Company also disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with the Company on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933. These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.  An update on the status of these cases was also included in the Company’s Form 10-Q for the quarter ended March 29, 2009.

On July 1, 2009, the Common Pleas Court of Franklin County, Ohio entered a final order approving settlement of all claims in the Guiseppone, Henzel and Smith cases and certifying a class for settlement purposes only.  On July 9, 2009, the Supreme Court of the State of New York, New York County, entered a dismissal of the Ravanis case, with prejudice.  The disposition of these cases was not material to the results of operations or financial condition of the Company.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $2.4 million as of June 28, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS 167 is effective commencing with our 2010 fiscal year. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 authorized the Codification as the sole source for authoritative U.S. GAAP and any accounting literature that is not in the Codification will be considered nonauthoritative. SFAS 168 will be effective commencing with our 2009 third quarter and is not anticipated to have a material effect on our consolidated financial statements.

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

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the fair value of our investments and foreign currency fluctuations primarily related to the Canadian dollar. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows of increasing market interest while continuing to benefit from lower short-term rates on a portion of our debt. As of June 28, 2009 our long-term debt, including current portion, aggregated $1,532.3 million and consisted of $1,050.4 million of fixed-rate debt, $253.5 million of variable-rate debt, and $228.4 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of $253.5 million of Arby’s term loan borrowings under a variable-rate senior secured term loan facility due through 2012 (the “Credit Agreement”). The term loan borrowings under the Credit Agreement and amounts borrowed under the revolving credit facility included in the Credit Agreement bear interest at the borrowers’ option at either (1) LIBOR (0.60% at June 28, 2009) of not less than 2.75% plus an interest rate margin of 4.5% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus an interest rate margin of 3.5%.  The Base Rate option was chosen as of June 28, 2009 with a resulting 7.25% interest rate.  As of June 28, 2009, we did not have any interest rate protection vehicles in place. In order to mitigate our interest rate risk, we intend to enter into $425.0 million (notional amount) of interest rate swap agreements during the third quarter of 2009 in order to hedge a portion of our fixed rate debt.  The fair value of our fixed-rate debt will decline if interest rates increase.

Overall Market Risk

Our overall market risk as of June 28, 2009 includes cash equivalents, certain cost investments and our equity investments including TimWen. As of June 28, 2009, these investments were classified in our unaudited condensed consolidated balance sheet as follows (in millions):

Cash equivalents included in “Cash and cash equivalents”	$410.6
Restricted cash equivalents:
Current	2.5
Non-current	7.5
Equity investments	91.8
Cost investments	10.5
$522.9

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $10.0 million of which was restricted as of June 28, 2009.

At June 28, 2009 our investments were classified in the following general types or categories (in millions):

		At Fair Value	Carrying Value
Type	At Cost	(a)	Amount	Percent
Cash equivalents	$410.6	$410.6	$410.6	78%
Current and non-current restricted cash equivalents	10.0	10.0	10.0	2%
Other non-current investments accounted for at:
Equity	91.8	91.8	91.8	18%
Cost	10.5	11.7	10.5	2%
	$522.9	$524.1	$522.9	100%
____________________________
(a)	There can be no assurance that we would be able to realize these amounts.

Our investments which are accounted for at cost included limited partnerships and other non-current investments in which we do not have significant influence over the investees. Realized gains and losses on our investments recorded at cost are reported as income or loss in the period in which the securities are sold. Investments accounted for in accordance with the equity method of accounting are those in which we have significant influence over the investees and for which our results of operations include our share of the income or loss of the investees. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at June 28, 2009 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. The table below reflects the risk for those financial instruments entered into for other than trading purposes as of June 28, 2009 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$410.6	$-	$-	$-
Current and non-current restricted cash equivalents	10.0	-	-	-
Equity investments	91.8	-	(9.2)	(9.2)
Cost investments	10.5	(0.1)	(1.0)	-
DFR Notes	25.5	(0.3)	-	-

Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	253.5	(6.6)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	1,050.4	(34.0)	-	-

The sensitivity analysis of financial instruments held at June 28, 2009 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at June 28, 2009 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

Our cash equivalents and restricted cash equivalents included $420.6 million as of June 28, 2009 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of June 28, 2009, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $1,050.4 million of fixed-rate debt and not on our financial position or our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $253.5 million of variable-rate long-term debt outstanding as of June 28, 2009. Our variable-rate long-term debt outstanding as of June 28, 2009 had a weighted average remaining maturity of approximately three years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 28, 2009.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

On September 29, 2008, Triarc Companies, Inc. (renamed “Wendy’s/Arby’s Group, Inc.”) completed the acquisition of Wendy’s and its subsidiaries. As part of the integration activities, our controls and procedures are being incorporated into this recently acquired business. During the second quarter of 2009, the initial phase of the integration of Wendy’s accounting systems was successfully completed. The integrated accounting system was used for the preparation of financial statements and other information presented in this Quarterly Report on Form 10-Q.  We expect further integration of Wendy's processes and systems in 2009.

 There were no other changes in our internal control over financial reporting made during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with the Company on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933. These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.  An update on the status of these cases was also included in the Company’s Form 10-Q for the quarter ended March 29, 2009.

On July 1, 2009, the Common Pleas Court of Franklin County, Ohio entered a final order approving settlement of all claims in the Guiseppone, Henzel and Smith cases and certifying a class for settlement purposes only.  On July 9, 2009, the Supreme Court of the State of New York, New York County, entered a dismissal of the Ravanis case, with prejudice.  The disposition of these cases was not material to the results of operations or financial condition of the Company.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $2.4 million as of June 28, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as described in this report, including the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

As a result of the Senior Notes issued by Wendy’s/Arby’s Restaurants, LLC on June 23, 2009, we and our subsidiaries have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

As a result of the Senior Notes issued by Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”) on June 23, 2009, certain of our subsidiaries have a significant amount of debt and debt service requirements. As of June 28, 2009, on a consolidated basis, there was approximately $1.5 billion of outstanding debt.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult to meet payment and other obligations under the Senior Notes and other outstanding debt;

•
resulting in an event of default if our subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of our subsidiaries’ debt becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•
subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under the amended and restated Arby’s Credit Agreement;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

In addition, certain of our subsidiaries also have significant contractual commitments for the purchase of supplies and they may enter into additional, similar agreements in the future. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. These commitments could have an adverse effect on our liquidity and ability of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and the ability of our subsidiaries to meet their payment obligations under the Senior Notes and other debt.

The ability to meet payment and other obligations under the debt instruments of our subsidiaries depends on their ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable our subsidiaries to meet their payment obligations under the Senior Notes and other debt and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, including the Senior Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet payment obligations under the Senior Notes and other debt and other obligations.

Despite our current consolidated indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could exacerbate further the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured  indebtedness, in the future. The terms of the Senior Notes indenture and the existing amended and restated Arby’s Credit Agreement restrict, but do not completely prohibit, us or our subsidiaries from doing so. In addition, the Senior Notes indenture allows Wendy’s/Arby’s Restaurants to issue additional Senior Notes under certain circumstances, which will also be guaranteed by the guarantors of the Senior Notes. The indenture also allows Wendy’s/Arby’s Restaurants to incur certain secured debt and allows our foreign subsidiaries to incur additional debt, which would be effectively senior to the Senior Notes. In addition, the indenture does not prevent Wendy’s/Arby’s Restaurants from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

The current decline in the global economy and credit crisis may significantly inhibit our ability to reduce and refinance our subsidiaries’ current indebtedness.

As of June 28, 2009, within thirty-six months our subsidiaries had approximately $253.5 million of indebtedness that is due under the existing amended and restated Arby’s Credit Agreement and $200.0 million of indebtedness due under the outstanding Wendy’s 6.25% senior notes due 2011. Depending on current and expected cash flows, our subsidiaries may need to refinance a significant portion of this indebtedness. During the third quarter of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This has resulted in a significant decline in the credit markets and the overall availability of credit. Although many governments, including the United States, have recently taken actions to ease the current credit crisis and make more credit available, no assurance can be provided that such efforts will be successful. Market disruptions, such as those currently being experienced, as well as our subsidiaries’ significant debt levels, may increase the cost of borrowing or adversely affect the ability to refinance the obligations of our subsidiaries as they become due. In addition, overall weakness in demand for food-away-from-home services may decrease cash flows and adversely affect the ability to meet short-term and long-term obligations of our subsidiaries or refinance the obligations of our subsidiaries. If we are unable to refinance our subsidiaries’ indebtedness or access additional credit, or if short-term or long-term borrowing costs of our subsidiaries dramatically increase, their ability to finance current operations and meet their short-term and long-term obligations could be adversely affected.

To service debt and meet its other cash needs, Wendy’s/Arby’s Restaurants will require a significant amount of cash, which may not be available to it.

The ability of Wendy’s/Arby’s Restaurants to make payments on, or repay or refinance, its debt, including the Senior Notes, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s/Arby’s Restaurants to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the indenture governing the Senior Notes, and other agreements Wendy’s/Arby’s Restaurants may enter into in the future. Specifically, Wendy’s/Arby’s Restaurants will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s/Arby’s Restaurants business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable Wendy’s/Arby’s Restaurants to pay its debt, including the Senior Notes, or to fund our dividend and other liquidity needs.

In addition, prior to the repayment of the Senior Notes, Wendy’s/Arby’s Restaurants will be required to refinance or repay its credit facilities and certain subsidiary debt. There is no assurance that Wendy’s/Arby’s Restaurants will be able to refinance any of its debt, including its credit facilities, on commercially reasonable terms or at all. If Wendy’s/Arby’s Restaurants is unable to make payments or refinance its debt, or obtain new financing under these circumstances, we would have to consider other options, such as:

• sales of assets;

• sales of equity; and

• negotiations with lenders to restructure the applicable debt.

The Wendy’s/Arby’s Restaurants credit facilities and the indenture governing the Senior Notes may restrict, or market or business conditions may limit, the ability to do some of these things.

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

Because we are a holding company, our ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from our subsidiaries. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of our subsidiaries to pay cash dividends or other payments to us will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Wendy’s/Arby’s Restaurants credit facilities and the indenture governing the Senior Notes.

We may not be able to successfully consolidate business operations and realize the anticipated benefits of the Wendy’s Merger.

Realization of the anticipated benefits of the Wendy’s Merger, which was completed on September 29, 2008, including anticipated synergies and overhead savings, will depend, in large part, on our ability to continue to successfully eliminate redundant corporate functions and to continue to consolidate public company and shared service responsibilities. We will be required to devote significant management attention and resources to the consolidation of business practices and support functions while maintaining the independence of the Arby’s and Wendy’s standalone brands. The challenges we may encounter include the following:

•	consolidating redundant operations, including corporate functions;

•	realizing targeted margin improvements at company-owned Wendy’s restaurants; and

•
addressing differences in business cultures between Arby’s and Wendy’s, preserving employee morale and retaining key employees, maintaining focus on providing consistent, high quality customer service, meeting our operational and financial goals and maintaining the operational goals of each of the standalone brands.

In particular, our ability to realize the targeted margin improvements at company-owned Wendy’s restaurants is subject to a number of risks, including general economic conditions, increases in food and supply costs, increased labor costs and other factors outside of our control.

The process of consolidating corporate level operations could cause an interruption of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the realization of corporate synergies and operational improvements could have an adverse effect on our business, financial results or financial condition. The consolidation and integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings, improvements in Wendy’s store-level margins and synergies anticipated from the Wendy’s Merger will be realized.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second fiscal quarter of 2009:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
March 30, 2009 through April 26, 2009	6,045	$5.72
April 27, 2009 through May 24, 2009	34,872	$4.86
May 25, 2009 through June 28, 2009	30,145	$4.04
Total	71,062	$4.59

(1)
Includes 71,062 shares reacquired by the Company from holders of restricted stock awards, either to satisfy tax withholding requirements, or upon forfeiture of non-vested shares. The shares were valued at the closing prices of our Common Stock on the dates of activity.

Treasury Stock Purchases

As approved by our Board of Directors on August 4, 2009, our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to a total of $50.0 million of our Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 28, 2009, we held our 2009 Annual Meeting of Stockholders.  As previously announced, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Edward P. Garden, Janet Hill, Joseph A. Levato, J. Randolph Lewis, David E. Schwab II, Roland C. Smith, Raymond S. Troubh and Jack G. Wasserman were re-elected as members of the Board of Directors.  In addition, the stockholders approved six other proposals: four proposals relating to amendment and restatement of the Company’s Certificate of Incorporation, a proposal to re-approve the performance goal bonus awards portion of the Company's 1999 Executive Bonus Plan, and a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountants.  A description of each proposal voted upon at the meeting, and the voting results as to each such proposal, is set forth below.

The proposal to elect each of the nominees named below to serve as a director until the Company’s next annual meeting of stockholders, was approved with the election of each by the affirmative vote of a plurality of the total voting power of the shares present in person or represented by proxy and entitled to vote at the meeting.  Voting results with respect to each nominee were as follows:

Nominee	Votes for	Votes Withheld

Nelson Peltz	373,191,185	60,169,325
Peter W. May	372,948,374	60,412,136
Hugh L. Carey	374,701,696	58,658,814
Clive Chajet	361,258,278	72,102,232
Edward P. Garden	373,740,248	59,620,262
Janet Hill	424,846,124	8,514,386
Joseph A. Levato	361,365,845	71,994,665
J. Randolph Lewis	411,547,527	21,812,983
David E. Schwab II	361,231,799	72,128,711
Roland C. Smith	375,068,798	58,291,712
Raymond S. Troubh	367,803,730	65,556,780
Jack G. Wasserman	365,136,159	68,224,351

The proposal to adopt an amendment and restatement of the Certificate of Incorporation to refer to “Class A Common Stock” as “Common Stock” and make other conforming changes was approved by the affirmative vote of a majority of the voting shares of the Company.  There were 424,650,424 votes for, 3,526,917 votes against and 5,183,169 abstentions.  There were no broker non-votes for this proposal.

The proposal to adopt an amendment and restatement of the Certificate of Incorporation to provide that, in the absence of the Chairman of the Board, the alternate presiding chairman at a meeting of the Company’s stockholders would be, in order, the Vice Chairman, the Chief Executive Officer or a person designated by a majority of the Board of Directors, was approved by the affirmative vote of a majority of the voting shares of the Company.  There were 424,036,260 votes for, 4,217,884 votes against and 5,106,366 abstentions.  There were no broker non-votes for this proposal.

The proposal to adopt an amendment and restatement of the Certificate of Incorporation to change the advance notice procedures for stockholder proposals and director nominations was approved by the affirmative vote of a majority of the voting shares of the Company.  There were 380,867,408 votes for, 47,150,712 votes against and 5,342,389 abstentions.  There were no broker non-votes for this proposal.

The proposal to adopt an amendment and restatement of the Certificate of Incorporation to repeal Article VI thereof, which imposed super-majority stockholder approval requirements for certain business combination transactions between the Company and an interested stockholder, was approved by the required vote of two-thirds of the outstanding voting shares of the Company.  There were 417,002,122 votes for, 10,422,138 votes against and 5,936,249 abstentions.  There were no broker non-votes for this proposal.

The proposal to re-approve the performance goal bonus awards portion of the Company’s 1999 Executive Bonus Plan was approved by the affirmative vote of a majority of votes cast on the issue at the meeting.  There were 416,743,353 votes for, 11,044,430 votes against and 5,572,726 abstentions.  There were no broker non-votes for this proposal.

The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for 2009 was approved by the affirmative vote of a majority of the voting power present in person or represented by proxy at the meeting.  There were 422,199,393 votes for, 6,122,503 votes against and 5,038,614 abstentions.  There were no broker non-votes for this proposal.

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

3.1
Amended and Restated Certificate of Incorporation of Wendy’s/Arby’s Group, Inc., as filed with the Secretary of State of the State of Delaware on May 28, 2009, incorporated herein by reference to Exhibit 3.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 1, 2009 (SEC file no. 001-02207).

3.2
Amended and Restated By-Laws of Wendy’s/Arby’s Group, Inc., as amended and restated as of May 28, 2009, incorporated herein by reference to Exhibit 3.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 1, 2009 (SEC file no. 001-02207).

4.1	Indenture, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee.*
4.2	Registration Rights Agreement, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and the initial purchasers named therein.*
4.3	Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee.*
10.1
Amendment No. 1 to Amended and Restated Credit Agreement and Amended and Restated Pledge and Security Agreement, dated as of June 10, 2009, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 10, 2009 (SEC file no. 001-02207).

10.2
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.3
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.4
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.5
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.6	Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009.*
10.7	Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan.*
10.8	Purchase Agreement, dated as of June 18, 2009, among Wendy’s/Arby’s Restaurants, LLC, the Guarantors party thereto and the initial purchasers named therein.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
_______________________
*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: August 6, 2009	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 6, 2009	By: /s/ Steven B. Graham
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

3.1
Amended and Restated Certificate of Incorporation of Wendy’s/Arby’s Group, Inc., as filed with the Secretary of State of the State of Delaware on May 28, 2009, incorporated herein by reference to Exhibit 3.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 1, 2009 (SEC file no. 001-02207).

3.2
Amended and Restated By-Laws of Wendy’s/Arby’s Group, Inc., as amended and restated as of May 28, 2009, incorporated herein by reference to Exhibit 3.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 1, 2009 (SEC file no. 001-02207).

4.1	Indenture, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee.*
4.2	Registration Rights Agreement, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and the initial purchasers named therein.*
4.3	Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee.*
10.1
Amendment No. 1 to Amended and Restated Credit Agreement and Amended and Restated Pledge and Security Agreement, dated as of June 10, 2009, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 10, 2009 (SEC file no. 001-02207).

10.2
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.3
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.4
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.5
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.6	Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009.*
10.7	Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan.*
10.8	Purchase Agreement, dated as of June 18, 2009, among Wendy’s/Arby’s Restaurants, LLC, the Guarantors party thereto and the initial purchasers named therein.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
_______________________
*	Filed herewith.