Form 10-Q
period 2009-11-05
WENDY'S/ARBY'S GROUP, INC.
filed 2009-11-05
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Yes  [   ]         No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]               Accelerated filer  [ X ]                   Non-accelerated filer  [  ]              Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]         No   [X]

There were 463,003,194 shares of the registrant’s Common Stock outstanding as of October 30, 2009.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 27,	December 28,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$644,646	$90,090
Restricted cash equivalents	986	20,792
Accounts and notes receivable	86,870	97,258
Inventories	21,991	24,646
Prepaid expenses and other current assets	38,911	28,990
Deferred income tax benefit	45,333	37,923
Advertising fund restricted assets	81,622	81,139
Total current assets	920,359	380,838
Restricted cash equivalents	6,732	34,032
Notes receivable	34,080	34,608
Investments	110,121	133,052
Properties	1,667,384	1,770,372
Goodwill	878,322	853,775
Other intangible assets	1,398,530	1,411,473
Deferred costs and other assets	52,778	27,470
Total assets	$5,068,306	$4,645,620

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$17,489	$30,426
Accounts payable	88,038	139,340
Accrued expenses and other current liabilities	267,766	247,334
Advertising fund restricted liabilities	81,622	81,139
Liabilities related to discontinued operations	3,539	4,250
Total current liabilities	458,454	502,489
Long-term debt	1,507,857	1,081,151
Deferred income	29,367	16,859
Deferred income taxes	496,237	475,243
Other liabilities	176,885	186,433
Commitments and contingencies
Equity:
Common stock	47,148	47,042
Additional paid-in capital	2,757,197	2,753,141
Accumulated deficit	(359,983)	(357,541)
Common stock held in treasury	(31,946)	(15,944)
Accumulated other comprehensive loss	(12,910)	(43,253)
	2,399,506	2,383,445
Total liabilities and equity	$5,068,306	$4,645,620

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Sales	$806,038	$287,641	$2,395,476	$860,560
Franchise revenues	97,183	22,730	284,416	65,679
	903,221	310,371	2,679,892	926,239
Costs and expenses:
Cost of sales	684,071	239,880	2,046,475	718,317
General and administrative	97,909	36,075	320,533	123,108
Depreciation and amortization	47,020	16,497	143,369	48,766
Impairment of long-lived assets	15,528	14,204	31,108	15,621
Facilities relocation and corporate restructuring	1,725	(82)	8,899	812
Other operating expense (income), net	146	-	2,245	(487)
	846,399	306,574	2,552,629	906,137
Operating profit	56,822	3,797	127,263	20,102
Interest expense	(36,457)	(13,585)	(89,671)	(41,020)
Investment income (expense), net	737	6,724	(3,850)	3,189
Other than temporary losses on investments	-	(8,100)	(3,916)	(79,686)
Other income (expense), net	1,319	736	303	(2,619)
Income (loss) from continuing operations before income taxes	22,421	(10,428)	30,129	(100,034)
(Provision for) benefit from income taxes	(8,155)	(2,938)	(11,895)	12,292
Income (loss) from continuing operations	14,266	(13,366)	18,234	(87,742)
Income from discontinued operations, net of income taxes	422	1,219	422	1,219
Net income (loss)	$14,688	$(12,147)	$18,656	$(86,523)

Basic and diluted income (loss) per share:
Continuing operations:
Common stock (A)	$.03	$(.14)	$.04	$(.95)
Class B common stock	N/A	(.14)	N/A	(.95)
Discontinued operations:
Common stock (A)	$-	$.01	$-	$.01
Class B common stock	N/A	.01	N/A	.01
Net income (loss):
Common stock (A)	$.03	$(.13)	$.04	$(.94)
Class B common stock	N/A	(.13)	N/A	(.94)

Dividends declared per share:
Common stock (A)	$.015	$.08	$.045	$.24
Class B common stock	N/A	.08	N/A	.26

______________
(A)	In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our former Class A common stock is now referred to as Common Stock.

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
	(Unaudited)
Cash flows from continuing operating activities:
Net income (loss)	$18,656	$(86,523)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	143,369	48,766
Impairment of long-lived assets	31,108	15,621
Write-off and amortization of deferred financing costs	13,915	7,281
Net receipt of deferred vendor incentive	13,016	3,743
Share-based compensation provision	11,654	3,932
Non-cash rent expense	9,907	(139)
Distributions received from joint venture	7,106	-
Non-cash operating investment adjustments, net (see below)	2,673	78,259
Deferred income tax benefit, net	(300)	(13,466)
Income from discontinued operations	(422)	(1,219)
Other, net	1,756	2,245
Changes in operating assets and liabilities, net	(1,137)	(16,044)
Net cash provided by continuing operating activities	251,301	42,456
Cash flows from continuing investing activities:
Capital expenditures	(65,280)	(58,401)
Investment activities, net (see below)	36,756	34,205
Proceeds from dispositions	9,386	690
Cost of Wendy’s Merger	-	(7,543)
Cost of acquisitions, less cash acquired	(664)	(9,540)
Other, net	2,968	(391)
Net cash used in continuing investing activities	(16,834)	(40,980)
Cash flows from continuing financing activities:
Proceeds from long-term debt	556,006	53,668
Repayments of long-term debt	(154,427)	(89,313)
Deferred financing costs	(37,976)	-
Repurchases of common stock	(25,244)	-
Dividends	(21,088)	(16,101)
Other, net	1,685	(1,144)
Net cash provided by (used in) continuing financing activities	318,956	(52,890)
Net cash provided by (used in) continuing operations before effect of exchange rate changes on cash	553,423	(51,414)
Effect of exchange rate changes on cash	1,671	-
Net cash provided by (used in) continuing operations	555,094	(51,414)
Net cash used in operating activities of discontinued operations	(538)	(670)
Net increase (decrease) in cash and cash equivalents	554,556	(52,084)
Cash and cash equivalents at beginning of period	90,090	78,116
Cash and cash equivalents at end of period	$644,646	$26,032

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses on investments	$3,916	$79,686
Other net recognized gains	(1,243)	(1,427)
	$2,673	$78,259
Investment activities, net:
Proceeds from sales of available-for-sale securities and other investments	$29,663	$75,373
Decrease in restricted cash held for investment	26,681	40,454
Payments to cover short positions in securities and cost of available-for-sale securities and other investments purchased	(19,588)	(81,622)
	$36,756	$34,205
Supplemental disclosures of cash flow information:
Cash paid during the period in continuing operations for:
Interest	$53,110	$37,692
Income taxes, net of refunds	$9,999	$2,944
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$70,990	$66,039
Cash capital expenditures	(65,280)	(58,401)
Non-cash capitalized lease and certain sales-leaseback transactions	$5,710	$7,638

See accompanying notes to unaudited condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, however, the Financial Statements contain all adjustments necessary to present fairly our financial position as of September 27, 2009 and results of our operations for the three months and nine months ended September 27, 2009 and September 28, 2008 and our cash flows for the nine months ended September 27, 2009 and September 28, 2008. The results of operations for the three months and nine months ended September 27, 2009 are not necessarily indicative of the results to be expected for the full 2009 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”). In addition, in preparing the Financial Statements, we have reviewed and considered all significant events occurring subsequent to September 27, 2009 and up until November 5, 2009, the date of the issuance of the Financial Statements.

On September 29, 2008 (the “Closing Date”), we completed the merger (the “Wendy’s Merger”) with Wendy’s International Inc. (“Wendy’s”) and, as such, Wendy’s results of operations have been consolidated in our financial statements since the Closing Date.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented contain 13 weeks and all nine-month periods presented contain 39 weeks. Because our 2009 fiscal year, ending on January 3, 2010, will contain 53 weeks, our fourth quarter will contain 14 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)       Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the Wendy’s Merger. Immediately prior to the Wendy’s Merger, each share of our Class B Common Stock was converted into Class A Common Stock on a one for one basis (the “Conversion”). As a result of the Wendy’s Merger, the accounts of Wendy’s® are included for the three and nine months ended September 27, 2009, but have not been included for the three and nine months ended September 28, 2008.

The total merger consideration of $2,515,521 has been allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their fair values with the excess recognized as goodwill.  During the nine months ended September 27, 2009, the preliminary allocation to goodwill of $845,631 at December 28, 2008 was impacted primarily by changes in the fair values of assets acquired and liabilities assumed and the finalization of the deferred income tax liability related to the Wendy’s Merger as follows:

Goodwill as reported at December 28, 2008	$845,631
Change in total merger consideration:
Decrease in the value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	(199)
Increase in Wendy’s Merger costs	325
Changes to fair values of assets and liabilities and deferred income tax liability related to the merger:
Increase in investments	(683)
Increase in properties	(2,738)
Increase in favorable leases	(5,170)
Decrease in computer software	6
Decrease in accrued expenses and other current liabilities	(3,585)
Increase in other liabilities	15,196
Increase in unfavorable leases	6,709
Increase in deferred income tax liability	7,143
Goodwill as reported at September 27, 2009	$862,635

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other acquisitions

We completed the acquisitions of the operating assets, and assumed liabilities, of 45 Arby’s® franchised restaurants during the nine months ended September 28, 2008. The total then estimated consideration for the acquisitions was $15,807 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $678 of related estimated expenses. The aggregate purchase price of $16,294 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Other operating expense (income), net” in the accompanying unaudited condensed consolidated statement of operations.

Dispositions

During the nine months ended September 27, 2009, the Company received proceeds from dispositions of $9,386 consisting of $3,384 from the sale of ten Wendy’s units to a franchisee and $6,002 related to other dispositions. These sales resulted in a net loss of $556 which is included in “Depreciation and amortization”.

(3)	Debt

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a direct wholly-owned subsidiary of Wendy’s/Arby’s, issued $565,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551,061. The $13,939 discount is being accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Wendy’s/Arby’s Restaurants incurred approximately $21,105 in costs related to the issuance of the Senior Notes which are being amortized to interest expense over the Senior Notes’ term utilizing the effective interest method.

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

Senior Secured Term Loan

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less amounts used to prepay the senior secured term loan under the Credit Agreement and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating. Wendy’s/Arby’s Restaurants incurred approximately $3,107 in costs related to Amendment No. 1.

As amended, the term loan under the Credit Agreement and amounts borrowed under the revolving credit facility under the Credit Agreement bear interest at our option at either (i) the Eurodollar Base Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (ii) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of September 27, 2009, the applicable interest rate margins available to us were 4.50% for Eurodollar Base Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of September 27, 2009, we have elected to use the Eurodollar Base Rate which resulted in a rate of 7.25% for the 2009 third quarter.

Concurrent with the closing of the issuance of the Senior Notes, we prepaid the term loan under the Credit Agreement in an aggregate principal amount of $132,500 and accrued interest thereon.

Derivatives

During the third quarter of 2009, we entered into several interest rate swap agreements (the “Interest Rate Swaps”) with notional amounts totaling $361,000 that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates.   The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At September 27, 2009, the fair value of our Interest Rate Swaps was $2,765 and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes in the accompanying balance sheet.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	September 27, 2009
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$644,646	$644,646
Restricted cash equivalents (a):
Current	986	986
Non-current	6,732	6,732
Short-term investments (b)	224	224
Deerfield Capital Corp. (“DFR”) notes receivable (c)	25,607	26,043
Non-current cost investments for which it is:
Practicable to estimate fair value (d)	10,097	11,155
Not practicable to estimate fair value (e)	645
Interest Rate Swaps (f)	2,765	2,765
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior Notes (b)	551,413	597,770
Senior secured term loan, weighted average effective interest of 7.25% (b)	252,805	254,067
6.20% senior notes (b)	204,455	220,500
6.25% senior notes (b)	192,482	198,400
Sale-leaseback obligations (g)	125,720	121,258
Capitalized lease obligations (g)	91,544	87,867
7% Debentures (b)	79,793	72,500
6.54% secured bank term loan (g)	19,126	18,735
Notes payable, weighted average interest of 7.27% (g)	4,402	4,367
5% convertible notes (h)	2,100	2,045
Other	1,506	1,482
Total long-term debt, including current portion	$1,525,346	$1,578,991
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (i)	398	398
Wendy’s franchisee loans obligations (j)	663	663

________________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)	The fair values are based on quoted market prices. (Level 1 inputs)

(c)	The fair value of the DFR Notes received in connection with the Deerfield Sale was based on the present value of the probability weighted average of expected cash flows of the DFR Notes.

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

(e)	It was not practicable to estimate the fair value of this cost investment because the investment is non-marketable.

(f)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs are observable or whose significant value drivers are observable. (Level 2 inputs)

(g)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(h)	The fair values were based on broker/dealer prices since quoted ask prices close to our fiscal quarter end date were not available for the remaining convertible notes.

(i)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the acquisition of RTM Restaurant Group less subsequent amortization.

(j)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts and notes receivable and non-current notes receivable (excluding the DFR Notes described above) approximated fair value due to the related allowance for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses and advertising fund restricted assets and liabilities approximated fair value due to the short-term maturities of those items.

(5)       Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$13,923	$4,053	$25,719	$5,207
Intangible assets	1,319	528	2,257	791
	15,242	4,581	27,976	5,998

Wendy’s restaurant segment:
Impairment of surplus properties:	286	-	956	-

Corporate	-	9,623	2,176	9,623
Total impairment of long-lived assets	$15,528	$14,204	$31,108	$15,621

The Arby’s restaurant segment impairment losses reflect (1) the deterioration in operating performance of certain restaurants and (2) additional charges for restaurants impaired in a prior year. The Wendy’s restaurant segment impairment losses reflect write-downs in the carrying value of surplus properties and properties held for sale.

The Corporate impairment loss reflects the reduction of our carrying value of one of our corporate aircraft to its net realizable value based on the sale of this aircraft in July 2009.

Impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values of impaired assets discussed above for the Arby’s restaurants segment were estimated based upon the present values of the anticipated cash flows associated with each asset (a Level 3 estimate). The fair values of the impaired assets (a Level 3 estimate) discussed above for the Wendy’s restaurants segment were estimated based upon their expected realizable value, which reflect market declines in the areas where the properties are located.

(6)       Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges in our restaurant segment for the nine months ended September 27, 2009 of $8,899 are primarily related to severance costs associated with the Wendy’s Merger. For the remainder of 2009, we expect to incur additional facilities relocation and corporate restructuring charges of $1,349 related to additional severance costs from the Wendy’s Merger.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

An analysis of activity in the facilities relocation and corporate restructuring accrual during the nine months ended September 27, 2009 is as follows:

	Nine Months Ended
	September 27, 2009
	Balance December 28,			Balance September 27,	Total Expected to be	Total Incurred
	2008	Provision	Payments	2009	Incurred	to Date
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$3,101	$8,971	$(6,215)	$5,857	$13,421	$12,072
Total Wendy’s restaurant segment	3,101	8,971	(6,215)	5,857	13,421	12,072

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	(72)	-	-	4,579	4,579
Other	-	-	-	-	7,471	7,471
	72	(72)	-	-	12,050	12,050
Non-cash charges	-	-	-	-	719	719
Total Arby’s restaurant segment	72	(72)	-	-	12,769	12,769

Corporate:
Cash obligations:
Severance and retention incentive compensation	962	-	(348)	614	84,622	84,622
Non-cash charges	-	-	-	-	835	835
Total corporate	962	-	(348)	614	85,457	85,457
	$4,135	$8,899	$(6,563)	$6,471	$111,647	$110,298

(7)       Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the Equity Method. Our equity in earnings from TimWen is included in “Other operating expense (income), net”.

Presented below is a summary of components related to our investment in TimWen included in our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the nine months ended September 27, 2009.

Balance at December 28, 2008	$89,771

Equity in earnings for the nine months ended September 27, 2009	8,289
Amortization of purchase price adjustments	(2,031)
	6,258	(a)

Distributions	(7,106)
Currency translation adjustment included in “Comprehensive income”	10,457
Balance at September 27, 2009	$99,380	(b)

____________________________________
(a)	Equity in earnings for the nine months ended September 27, 2009 is included in “Other operating expense (income), net”.
(b)	Included in “Investments”.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is a summary of unaudited financial information of TimWen as of and for the nine months ended September 27, 2009 in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	September 27, 2009
	(Canadian)
Balance sheet information:
Properties	C$	84,223
Cash and cash equivalents		8,465
Accounts receivable		5,026
Other		2,168
	C$	99,882

Accounts payable and accrued liabilities	C$	1,277
Other liabilities		10,902
Partners’ equity		87,703
	C$	99,882

	Nine months ended September 27, 2009
	(Canadian)
Income statement information:
Revenues	C$	28,769
Income before income taxes and net income		19,281

(8)       Other Than Temporary Losses on Investments

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Cost method investments	$-	$3,000	$3,115	$6,500
Available-for-sale security	-	5,100	801	5,100
DFR common stock	-	-	-	68,086
	$-	$8,100	$3,916	$79,686

We analyze our unrealized losses on a quarterly basis. Due to current market conditions and other factors, we recorded other than temporary losses on investments of $3,916 for the first nine months of 2009 (none in the 2009 third quarter)  attributable primarily to the decline in fair value of two of our cost investments. Any other than temporary losses on our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods. We recorded other than temporary losses in the first nine months of 2008 of $6,500 (including $3,000 in the 2008 third quarter) attributable to a decline in the value of our investment in Jurlique.  We recorded other than temporary losses on investments in the 2009 first nine months and the 2008 first nine months of $801 and $5,100, respectively, related to other than temporary losses on available-for-sale securities in an equities account which was managed by a management company formed by our Chairman, who is our former Chief Executive Officer, and our Vice Chairman, who is our former President and Chief Operating Officer, and a director, who is also our former Vice Chairman.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9)         Income Taxes

The effective tax rate for the three months ended September 27, 2009 was 36.4%. For the three months ended September 28, 2008 we recorded a tax provision of $2,938 despite the loss from continuing operations before income taxes and minority interests. The effective rates vary from the U.S. Federal statutory rate of 35% due to the 2009 and 2008 three month effect of (1) state income taxes, net of Federal income tax benefit, (2) non-deductible expenses, (3) adjustments to our uncertain tax positions, (4) changes in our estimated full year tax rates, and (5) tax credits as well as the effect in the 2009 third quarter of adjustments related to prior year tax matters.

The effective tax rate for the nine months ended September 27, 2009 and the effective tax rate benefit for the nine months ended September 28, 2008 were 39.5% and 12.3%, respectively. These rates vary from the U.S. Federal statutory rate of 35% due to the 2009 adjustments related to prior year tax matters and to the 2009 and 2008 first nine months effect of (1) state income taxes, net of Federal income tax benefit, (2) non-deductible expenses, (3) adjustments to our uncertain tax positions, and (4) tax credits and the effect of  the other than temporary loss in 2008 on our investment in the common stock of DFR, which, as a result of its subsequent distribution to shareholders, is not deductible for income tax purposes and no tax benefit was recorded related to this loss.

For the nine months ended September 27, 2009 we increased our unrecognized tax benefits for prior periods by $1,438 for additions and decreased the same by $697 for statute expirations.  We increased interest on unrecognized tax benefits by $902. In the nine months ended September 28, 2008, an examination of one state income tax return was settled for fiscal years 1998 through 2000. Since this tax position was settled for less than we previously anticipated, we recorded an income tax benefit of $1,516 and a reduction of related interest expense of $1,071 in the nine months ended September 28, 2008. There were no other significant changes to unrecognized tax benefits in the nine months ended September 27, 2009 and September 28, 2008.

We include unrecognized tax benefits and the related interest and penalties for discontinued operations in “Liabilities related to discontinued operations.” In the three months ended September 28, 2008, examinations by three jurisdictions were favorably settled and we recorded a benefit of $1,251 to “Income from discontinued operations, net of income taxes.” There were no other significant changes in unrecognized tax benefits and the related interest and penalties for discontinued operations during the nine months ended September 27, 2009 and September 28, 2008.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of our U.S. Federal income tax return for the 2009 tax year as part of the Compliance Assurance Program (“CAP”). We participated in the CAP for our tax period ended December 28, 2008 and prior to the Wendy’s Merger, Wendy’s was a participant in the CAP since the beginning of the 2006 tax year. CAP is a voluntary, real-time audit arrangement whereby taxpayers and the IRS address issues throughout the year as they emerge. Any matters relating to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 31, 2006 to September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns and Wendy’s foreign income tax returns for periods prior to the Wendy’s Merger are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns are currently under examination. Some of our state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $8,865. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(10)       Income (loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. As described in the Form 10-K, in connection with the Wendy’s Merger, Wendy’s/Arby’s stockholders approved the Conversion whereby each of the then outstanding shares of Triarc class B common stock (“Class B Common Stock”) were converted into one share of Wendy’s/Arby’s Class A common stock and accordingly we now only have one class of common stock. In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our Class A common stock is now referred to as Common Stock. Net loss for the three and nine month periods ended September 28, 2008 of $12,147 and $86,523, respectively, was allocated equally among each share of Common Stock and Class B Common Stock resulting in the same loss per share for each class.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Diluted income per share for the three and nine month periods ended September 27, 2009 has been computed by dividing the allocated income for the Common Stock by the weighted average number of shares plus the potential common share effect of dilutive stock options and nonvested restricted Common Shares (the “Nonvested Shares”), both computed using the treasury stock method. Diluted income per share for the three and nine month periods ended September 28, 2008 were the same as basic loss per share for each share of the Common Stock and Class B Common Stock since we reported a loss and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive. The shares used to calculate diluted income per share exclude any effect of our 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share of Common Stock obtainable on conversion exceeded the reported basic income from continuing operations per share. For the three and nine months ended September 27, 2009, we excluded 19,928 potential common shares from our diluted per share calculation as they would have had anti-dilutive effects. The basic and diluted income from discontinued operations per share for the three and nine month periods ended September 27, 2009 was less than $0.01 and, therefore, is not presented.

Our securities as of September 27, 2009 that could dilute basic income per share for periods subsequent to September 27, 2009 are (1) outstanding stock options which can be exercised into 27,965 shares of our Common Stock, (2) 1,472 restricted shares of Common Stock which principally vest over three years and (3) $2,100 of Convertible Notes which are convertible into 160 shares of Common Stock.

Income (loss) per share has been computed by allocating the income or loss as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Common Stock:
Continuing Operations	$14,266	$(4,170)	$18,234	$(27,380)
Discontinued Operations	422	380	422	380
Net income (loss)	$14,688	$(3,790)	$18,656	$(27,000)

Class B Common Stock:
Continuing Operations	N/A	$(9,196)	N/A	$(60,362)
Discontinued Operations	N/A	839	N/A	839
Net income (loss)	N/A	$(8,357)	N/A	$(59,523)

The number of shares used to calculate basic and diluted income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Common Stock:
Basic shares - weighted average shares outstanding	468,008	28,905	468,670	28,903
Dilutive effect of stock options and restricted shares	3,385	-	2,423	-
Diluted shares	471,393	28,905	471,093	28,903

Class B Common Stock:
Basic shares - weighted average shares outstanding	N/A	63,745	N/A	63,720
Dilutive effect of stock options and restricted shares	N/A	-	N/A	-
Diluted shares	N/A	63,745	N/A	63,720

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11)       Equity

The following is a summary of the changes in equity:

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Balance, beginning of year	$2,383,291	$448,874
Effect of change in accounting for non-controlling interests	154	154
Beginning balance, as adjusted	2,383,445	449,028
Comprehensive income (loss) (1)	48,999	(80,421)
Share-based compensation expense	11,654	3,932
Stock option exercises	1,935	-
DFR stock dividend distribution	-	(14,464)
Dividends declared but not yet paid	-	(7,404)
Dividends paid	(21,088)	(16,101)
Repurchases of common stock for treasury	(25,244)	-
Other	(195)	(181)
Balance, end of period	$2,399,506	$334,389

(1) The following is a summary of the components of comprehensive income (loss), net of income taxes:

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Net income (loss)	$18,656	$(86,523)
Net change in currency translation adjustment	30,415	(149)
Net unrealized (losses) gains on available-for-sale securities (a)	(72)	6,196
Net unrealized gains on cash flow hedges (b)	-	55
Other comprehensive income	30,343	6,102
Comprehensive income (loss)	$48,999	$(80,421)

(a) Net unrealized (losses) gains on available-for-sale securities:	Nine Months Ended
	September 27,	September 28,
	2009	2008
Unrealized holding gains arising during the period	$62	$1,664
Reclassifications of prior period unrealized holding (gains) losses into net loss	(168)	8,262
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	-	(201)
	(106)	9,725
Income tax benefit (provision)	34	(3,529)
	$(72)	$6,196

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Nine Months Ended
(b) Net unrealized gains on cash flow hedges	September 28,
2008
Unrealized holding losses arising during the period	$(1,526)
Reclassifications of prior period unrealized holding losses into net income or loss	1,613
Change in unrealized holding gains and losses arising during the period from investments under the equity method of accounting	3
90
Income tax provision	(35)
$55

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

In the first quarter of 2009, Wendy’s/Arby’s began charging the restaurant segments for support services based upon budgeted segment revenues. Prior to that date, the restaurant segments had directly incurred such costs. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants established a shared service center in Atlanta and allocated its operating costs to the restaurant segments based also on budgeted segment revenues.

The following is a summary of our segment information:

	Three months ended September 27, 2009
	Wendy’s	Arby’s
	Restaurants	Restaurants	Corporate	Total
Revenues:
Sales	$536,802	$269,236	$-	$806,038
Franchise revenues	76,713	20,470	-	97,183
	$613,515	$289,706	$-	$903,221
Depreciation and amortization	$31,444	$14,343	$1,233	$47,020
Operating profit (loss)	$69,876	$(8,862)	$(4,192)	$56,822
Interest expense				(36,457)
Investment expense, net				737
Other income, net				1,319
Income from continuing operations before income taxes				$22,421

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three months ended September 28, 2008
	Arby’s
	Restaurants	Corporate	Total
Revenues:
Sales	$287,641	$-	$287,641
Franchise revenues	22,730	-	22,730
	$310,371	$-	$310,371
Depreciation and amortization	$15,875	$622	$16,497
Operating profit (loss)	$23,731	$(19,934)	$3,797
Interest expense			(13,585)
Investment income, net			6,724
Other than temporary losses on investments			(8,100)
Other income, net			736
Loss from continuing operations before income tax benefit			$(10,428)

	Nine months ended September 27, 2009
	Wendy’s	Arby’s
	Restaurants	Restaurants	Corporate	Total
Revenues:
Sales	$1,582,928	$812,548	$-	$2,395,476
Franchise revenues	224,006	60,410	-	284,416
	$1,806,934	$872,958	$-	$2,679,892
Depreciation and amortization	$96,739	$42,481	$4,149	$143,369
Operating profit (loss)	$155,400	$(3,950)	$(24,187)	$127,263
Interest expense				(89,671)
Investment expense, net				(3,850)
Other than temporary losses on investments				(3,916)
Other income, net				303
Income from continuing operations before income taxes				$30,129

	Nine months ended September 28, 2008
	Arby’s
	Restaurants	Corporate	Total
Revenues:
Sales	$860,560	$-	$860,560
Franchise revenues	65,679	-	65,679
	$926,239	$-	$926,239
Depreciation and amortization	$45,978	$2,788	$48,766
Operating profit (loss)	$58,344	$(38,242)	$20,102
Interest expense			(41,020)
Investment income, net			3,189
Other than temporary losses on investments			(79,686)
Other expense, net			(2,619)
Loss from continuing operations before income tax benefit			$(100,034)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s Restaurants	Arby’s Restaurants	Corporate (a)	Total
Three months ended September 27, 2009
Cash capital expenditures	$14,029	$6,799	$4,437	$25,265

Three months ended September 28, 2008
Cash capital expenditures		$17,958	$-	$17,958

Nine months ended September 27, 2009
Cash capital expenditures	$30,614	$22,660	$12,006	$65,280

Nine months ended September 28, 2008
Cash capital expenditures		$58,401	$-	$58,401

(a)	The corporate capital expenditures are primarily related to the establishment of our shared services center.

There have been no material changes in total assets since the date of the last annual report, therefore total assets by business segment is not presented.

(13)       Transactions with Related Parties

Wendy’s/Arby’s has not entered into any transactions with related parties since the date of our last Form 10-Q except for the following agreement:

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op (the “Co-op”) relationship agreement (the “Co-op Agreement”). The Co-op will manage food and related product purchases and distribution services for the Wendy’s system in the United States and Canada. The Co-op’s supply chain management will ensure continuity of supply and provide consolidated purchasing efficiencies while monitoring possible obsolete inventory. The system’s current purchasing function is being performed and paid for by Wendy’s.  In order to facilitate the orderly transition of the current purchasing function, Wendy’s will transfer certain contracts and certain current Wendy’s purchasing employees to the Co-op in January 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15,500 to the Co-op over an 18 month period in order to provide funding for start-up costs and cash reserves, as well as pay for services provided by the Co-op. Future operations of the Co-op will be paid by all members of the Co-op. The Co-op, as an independent organization, is not expected to be consolidated with the Company’s financial statements. Wendy’s expects to expense all required payments under the Co-op Agreement in the fourth quarter of 2009.

(14)           Legal and Environmental Matters

In the Form 10-K for the fiscal year ended December 28, 2008, the Company disclosed an environmental matter with Adams Packing Association, Inc., an inactive subsidiary of the Company, whereby Adams was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System list of known or suspected contaminated sites.  Adams completed additional testing at the site in August 2009 and reported the results to the Florida Department of Environmental Protection (the “FDEP”) at that time.  Adams and the FDEP have been corresponding since then regarding additional testing and documentation that the FDEP has asked Adams to perform and provide.  As discussed in our Form 10-K, based on amounts spent prior to 2008 of approximately $1,667 and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

The Company disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with the Company on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933. These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases. Updates on the status of these cases were also included in the Company’s Form 10-Q for the quarters ended March 29 and June 28, 2009.

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

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $3,221 as of September 27, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(15)       Accounting Standards

Accounting Standards Adopted during 2009

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations and noncontrolling interests in consolidated financial statements. This guidance changes the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs, (3) changes in acquisition related deferred tax balances after the completion of the purchase price allocation be recognized in the statement of operations as opposed to through goodwill and (4) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of stockholders’ equity.

In addition, in April 2008, the FASB issued guidance on the determination of the useful life of intangible assets. In determining the useful life of acquired intangible assets, the new guidance removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. The new guidance also requires expanded disclosure related to the determination of intangible asset useful lives.

In April 2009, the FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which requires acquirers to recognize an asset acquired or liability assumed in a business combination that arises from a contingency at fair value if the acquisition-date fair value of that asset or liability can be determined during the measurement period.

The guidance on business combinations will not impact our recording of the Wendy’s Merger except for certain potential adjustments to deferred taxes included in the final allocation of the purchase price. The presentation and disclosure requirements for noncontrolling interests in consolidated financial statements have been applied retrospectively for all periods presented. The adoption of these noncontrolling interest requirements resulted in a reclassification of our minority interests from a liability to “Additional paid in capital” in our condensed consolidated balance sheets and the income statement effect for our minority interests has been included in “Other income (expense), net”, as such amounts are insignificant. The new guidance on business combinations and noncontrolling interests in consolidated financial statements will impact future acquisitions, if any, the effect of which will depend upon the nature and terms of such agreements.

In March 2008, the FASB published additional disclosure requirements for companies with derivative instruments and hedging activities that are designed to enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the guidance for accounting for derivative instruments and hedging activities and how these items affect a company's financial position, results of operations and cash flows. The guidance affects only these disclosures and does not change the accounting for derivatives. The guidance has been applied prospectively beginning with the first quarter of our 2009 fiscal year.

In April 2009, a FASB Staff Position described expanded required interim disclosures for all publicly traded entities about the fair value of financial instruments which included disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. We have applied these disclosure requirements effective with our 2009 second quarter.

In May 2009, the FASB issued guidance that defines the period after the balance sheet date during which a reporting entity’s

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date (collectively, “Subsequent Events”). The Subsequent Events guidance is effective for interim and annual periods ending after June 15, 2009, and we have applied the guidance effective with our 2009 second quarter.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) which authorized the Codification as the sole source for authoritative U.S. GAAP and any accounting literature that is not in the Codification will be considered nonauthoritative. We have commenced utilizing the Codification as our sole source of authoritative US GAAP for our 2009 third quarter.

In September 2009, the FASB issued additional implementation guidance on accounting for uncertainty in income taxes. The guidance is effective for interim and annual periods ending after September 15, 2009. We have applied the new guidance effective with our 2009 third quarter; such guidance had no impact on our accounting for uncertainty in income taxes.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

In August 2009, the FASB issued a standard on the fair value measurement of liabilities which is based on an assumed transfer of the liability to a market participant as of the measurement date and also provides guidance for the measurement of the fair value of liabilities. The guidance is effective commencing with our 2009 fourth quarter. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Form 10-K”). There have been no significant changes as of September 27, 2009 to the application of our critical accounting policies, contractual obligations (except as described below) or guarantees and commitments as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.” You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

Wendy’s/Arby’s is the indirect parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants. As of September 27, 2009, the Wendy’s restaurant system was comprised of 6,608 restaurants, of which 1,395 were owned and operated by the Company. As of September 27, 2009, the Arby’s restaurant system was comprised of 3,739 restaurants, of which 1,165 were owned and operated by the Company. All 2,560 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Restaurant business revenues for the 2009 first nine months include: (1) $2,314.2 million of revenues from Company-owned restaurants, (2) $81.3 million from the sale of bakery items and kid’s meal promotion items to our franchisees and others, (3) $263.1 million from royalty income from franchisees and (4) $21.3 million of other franchise related revenue. Our revenues increased significantly in the 2009 first nine months due to the merger with Wendy’s (the “Wendy’s Merger”). The Wendy’s royalty rate was 4.0% for the nine months ended September 27, 2009. While approximately 80% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4.0% of franchise revenues, our average Arby’s royalty rate was 3.6% for the nine months ended September 27, 2009.

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•	Industry-wide declines in same-store sales of all segments of the restaurant industry, including quick service restaurants (“QSR”);

•
Continued lack of general consumer confidence in the economy and the effect of decreases in many consumers’ discretionary income caused by factors such as (1) volatility in the financial markets and recessionary economic conditions, including high unemployment levels, (2) a significant decline in the real estate market, although that market has shown some improvement in recent months, (3) fluctuations in fuel costs, with some stabilization in recent months and (4) moderate food cost inflation through the first half of 2009 followed by decreases in most commodity costs;

•
Continued and increasingly aggressive price competition in the QSR industry, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) the use of coupons and other price discounting, (3) product promotions focused on lower prices of certain menu items, including signature items, and (4) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering take-out food;

•
Increased availability to consumers of product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) products that tend to offer a variety of portion sizes and different types of ingredients; (3) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products; and (4) sandwiches with perceived higher levels of freshness, quality and customization; and

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

Cost of Sales

•	Decreasing commodity prices which have reduced our food costs in the second half of 2009;

•	Relatively stabilized fuel costs, in recent months, which have contributed to decreases in utility, distribution and freight costs;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which is expected to continue to increase wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which results in increased operating costs.

Other

•
A significant portion of both our Wendy’s and Arby’s restaurants are franchised and, as a result, we receive revenue in the form of royalties (which are generally based on a percentage of sales at franchised restaurants), rent and other fees from franchisees. Arby’s franchisee related accounts receivable and estimated reserves for uncollectibility have increased, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees. The deteriorating financial condition of these franchisees also affects their ability to make required contributions to national and local advertising programs;

•
Weakness in the overall credit markets, including higher borrowing costs in the lending markets typically used to finance new unit development and remodels. These tightened credit conditions and economic pressures are negatively impacting franchisees, including the ability of some franchisees to meet their commitments under development, rental and franchise license agreements; and

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

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Revitalizing the Wendy’s and Arby’s brands by creating innovative new menu items, expanding our breakfast daypart at Wendy’s, increasing Arby’s customer traffic by targeting our “medium Arby’s customers” and improving affordability at Arby’s by expanding everyday value menu items;

•	Continued improvement in Wendy’s Company-owned restaurant profitability;
•	Realizing cost savings related to the Wendy’s/Arby’s integration;
•	Strategically growing our franchise base by leveraging our brands to expand in North America as well as into new international markets with dual branded Wendy’s and Arby’s franchised restaurants; and
•	Acquisitions of other restaurant companies.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

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

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kid’s meal promotion items), divided by sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees). Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A Common Stock for each share of Wendy’s common stock owned. Our consolidated results of operations commencing September 29, 2008 include Wendy’s results of operations.

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a direct wholly-owned subsidiary of Wendy’s/Arby’s, issued $565.0 million principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount is being accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

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

The DFR Notes bear interest at the three-month LIBOR (0.28% at September 27, 2009) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity. The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.  As of September 27, 2009, there is no publicly available information from DFR, known economic trends or indications from the credit markets that we anticipate will affect the collectability of our DFR Notes.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9.6 million preferred shares we held into a like number of shares of common stock.  During the first quarter of 2008, our Board of Directors approved the distribution of our 9.8 million shares of DFR common stock, which also included the 0.2 million common shares of DFR discussed above, to our stockholders. The dividend, which was valued at $14.5 million, was paid on April 4, 2008 to holders of record of our Class A common stock and our then outstanding Class B common stock.

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

Related Party Transactions

Wendy’s/Arby’s has not entered into any transactions with related parties since the date of our last Form 10-Q except for the following agreement:

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op (the “Co-op”) relationship agreement (the “Co-op Agreement”). The Co-op will manage food and related product purchases and distribution services for the Wendy’s system in the United States and Canada. The Co-op’s supply chain management will ensure continuity of supply and provide consolidated purchasing efficiencies while monitoring possible obsolete inventory. The system’s current purchasing function is being performed and paid for by Wendy’s. In order to facilitate the orderly transition of the current purchasing function, Wendy’s will transfer certain contracts and certain current Wendy’s purchasing employees to the Co-op in January 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15.5 million to the Co-op over an 18 month period in order to provide funding for start-up costs and cash reserves, as well as pay for services provided by the Co-op. Future operations of the Co-op will be paid by all members of the Co-op. The Co-op, as an independent organization, is not expected to be consolidated with the Company’s financial statements. Wendy’s expects to expense all required payments under the Co-op Agreement in the fourth quarter of 2009.

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

Results of Operations

Three Months Ended September 27, 2009 Compared with Three Months Ended September 28, 2008

	Three Months Ended
	September 27, 2009	September 28, 2008	Total Change
	(In Millions)
Revenues:
Sales	$806.1	$287.6	$518.5
Franchise revenues	97.1	22.8	74.3
	903.2	310.4	592.8
Costs and expenses:
Cost of sales	684.1	239.9	444.2
General and administrative	97.9	36.1	61.8
Depreciation and amortization	47.1	16.5	30.6
Impairment of long-lived assets	15.5	14.2	1.3
Facilities relocation and corporate restructuring	1.7	(0.1)	1.8
	846.3	306.6	539.7
Operating profit	56.9	3.8	53.1
Interest expense	(36.5)	(13.6)	(22.9)
Investment income, net	0.7	6.7	(6.0)
Other than temporary losses on investments	-	(8.1)	8.1
Other income, net	1.3	0.8	0.5
Income (loss) from continuing operations before income taxes	22.4	(10.4)	32.8
Provision for income taxes	(8.1)	(2.9)	(5.2)
Income (loss) from continuing operations	14.3	(13.3)	27.6
Income from discontinued operations, net of income taxes	0.4	1.2	(0.8)
Net income (loss)	$14.7	$(12.1)	$26.8

Restaurant statistics:
Wendy’s same-store sales:	Third Quarter 2009
North America Company-owned restaurants	(1.4)%
North America franchised restaurants	0.4%
North America systemwide	(0.1)%

Arby’s same-store sales:	Third Quarter 2009	Third Quarter 2008
North America Company-owned restaurants	(6.5)%	(7.2)%
North America franchised restaurants	(10.2)%	(4.3)%
North America systemwide	(9.0)%	(5.1)%

Restaurant margin:
	Third Quarter 2009
Wendy’s	16.5%

	Third Quarter 2009	Third Quarter 2008
Arby’s	12.1%	16.6%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at June 28, 2009	1,395	5,213	6,608
Opened	1	13	14
Closed	(1)	(13)	(14)
Restaurant count at September 27, 2009	1,395	5,213	6,608

Arby’s restaurant count:
Restaurant count at June 28, 2009	1,170	2,575	3,745
Opened	2	12	14
Closed	(7)	(13)	(20)
Restaurant count at September 27, 2009	1,165	2,574	3,739
Total Wendy’s/Arby’s restaurant count at September 27, 2009	2,560	7,787	10,347

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $518.5 million to $806.1 million for the three months ended September 27, 2009 from $287.6 million for the three months ended September 28, 2008. The increase in sales was due to the Wendy’s Merger which added 1,395 Company-owned restaurants as of September 27, 2009 that generated $536.8 million in sales during the 2009 third quarter. Wendy’s North America Company-owned same-store sales, excluding the impact of fewer restaurants serving breakfast in the third quarter of 2009 as compared to the third quarter of 2008, would have increased approximately 0.1%. Excluding the effect of the Wendy’s Merger, sales decreased $18.3 million, which is attributable to the 6.5% decrease in same-store sales of our Arby’s North America Company-owned restaurants stemming from lower customer traffic primarily impacted by (1) the previously described industry-wide restaurant trends, negative economic trends and competitive pressures in “Introduction and Executive Overview – Our Business” and (2) a decrease in the number of national advertising campaigns. These negative factors were partially offset by aggressive Arby’s promotions which had a positive impact on same-store sales during the 2009 third quarter as compared to the 2008 third quarter.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $74.3 million to $97.1 million for the three months ended September 27, 2009 from $22.8 million for the three months ended September 28, 2008. The increase in franchise revenue was due to the Wendy’s Merger which added 5,213 franchise restaurants as of September 27, 2009 to the Wendy’s/Arby’s restaurant system that generated $76.7 million in franchise revenue during the 2009 third quarter. Wendy’s franchise store sales were not significantly impacted by changes in the number of restaurants serving breakfast in the third quarter of 2009. Excluding the effect of the Wendy’s Merger, franchise revenues decreased $2.4 million, which is attributable to the 10.2% decrease in same-store sales for Arby’s North America franchised restaurants. Same-store sales of our Arby’s North America franchise restaurants decreased primarily due to the same factors discussed above under “Sales.” In addition, franchise restaurants were negatively affected by the impact of (1) less aggressive promotions in the third quarter of 2009 than at Company-owned restaurants and (2) less national media advertising, which had a greater negative impact than on Company-owned restaurants as certain franchise markets do not participate in local advertising.

Restaurant Margin

Our consolidated restaurant margin decreased to 15.0% for the three months ended September 27, 2009 from the Arby’s 16.6% for the three months ended September 28, 2008. The 2009 third quarter restaurant margin reflects the mix of the Wendy’s restaurant margin of 16.5% and the Arby’s restaurant margin of 12.1%. Wendy’s restaurant margin for the third quarter of 2008 was 12.5%. The increase in the Wendy’s margin is primarily attributable to improvements in commodity costs and in certain controllable costs primarily due to operational initiatives, combined with price increases in the latter part of the 2008 third quarter. The decrease in the Arby’s margin was primarily attributable to (1) the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs and (2) the targeted product discounting of selected Arby’s menu items. These negative factors were partially offset by improvements in the cost of commodities.

General and Administrative

Our general and administrative expenses increased $61.8 million to $97.9 million for the three months ended September 27, 2009 from $36.1 million for the three months ended September 28, 2008.  The increase was primarily due to the Wendy’s Merger which added $53.4 million of Wendy’s-related general and administrative expenses. Excluding these Wendy’s-related expenses, our general and administrative expenses increased $8.4 million principally due to (1) $3.3 million of integration costs related to the Wendy’s Merger, (2) a $3.2 million increase in certain incentive compensation accruals due to stronger consolidated performance as compared to plan in the 2009 third quarter compared to weaker consolidated performance as compared to plan in the 2008 third quarter, (3) a $2.3 million increase in salaries and wages due to staffing and other expenses associated with the establishment of the shared services center in Atlanta, Georgia and (4) a $1.5 million increase in the allowance for doubtful accounts primarily associated with the collection of Arby’s franchise receivables. These increases were partially offset by (1) a $1.4 million decrease in fees for professional and strategic services provided to us under the terms of a services agreement with a management company (the “Management Company”) formed by our chairman, who is our former Chief Executive Officer, and our Vice Chairman, who is our former President and Chief Operating Officer, and a director, who is our former Vice Chairman and (2) a $1.2 million decrease in costs associated with our corporate aircraft.

Depreciation and Amortization

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$14.3	$15.9
Wendy’s restaurants, primarily properties	31.4	-
Other	1.4	0.6
	$47.1	$16.5

Impairment of Long Lived Assets

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$15.2	$4.6
Wendy’s restaurants	0.3	-
General Corporate - aircraft	-	9.6
	$15.5	$14.2

Facilities Relocation and Corporate Restructuring

The expense for the three months ended September 27, 2009 represents Wendy’s merger-related severance costs incurred in the 2009 third quarter.

Interest Expense

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Senior Notes	$14.9	$-
Wendy’s debt	10.1	-
Senior secured term loan	4.6	6.7
Arby’s debt	5.0	6.1
Amortization of financing costs on senior secured term loan	1.3	0.9
Corporate debt	0.6	(0.1)
	$36.5	$13.6

Interest expense increased $22.9 million principally reflecting (1) $14.9 million of interest on the Senior Notes issued in June 2009 discussed below under “Liquidity and Capital Resources – Senior Notes” and (2) $10.1 million of net interest on Wendy’s debt assumed as a result of the Wendy’s Merger, which includes a $1.0 million favorable impact from our interest rate swap agreements discussed below under “Liquidity and Capital Resources – Derivatives.” These increases were partially offset by a net decrease in the senior secured term loan interest expense of $2.1 million primarily due to a decrease in the outstanding related debt resulting from the $232.5 million of prepayments since the end of the third quarter of 2008 as offset by an increase in the related interest rate.

Investment Income, Net

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Recognized net gains	$0.8	$5.7
Interest income	-	0.1
Other	(0.1)	0.9
	$0.7	$6.7

Our net gains include realized gains (losses) on available-for-sale securities and cost method investments and unrealized and realized gains (losses) on derivative instruments. Our recognized net gains for the 2009 third quarter primarily related to a $0.7 million gain realized upon the sale of one of our cost investments.  Our recognized net gains in the 2008 third quarter related to net unrealized and realized gains on our equity securities, equity derivatives, market put options, securities sold short and certain cost investments, the majority of which have been sold since the 2008 third quarter.

Provision for Income Taxes

The effective tax rate for the third quarter of 2009 was a 36.4% provision.  Despite a loss from continuing operations before income taxes and minority interests, there was a provision for taxes of $2.9 million for the 2008 third quarter.  The provision for taxes for the third quarters of both 2009 and 2008 were affected by changes in the estimated full year tax rates in addition to the effect of 2009 adjustments related to prior year tax matters.

Nine Months Ended September 27, 2009 Compared with Nine Months Ended September 28, 2008

	Nine Months Ended
	September 27, 2009	September 28, 2008	Total Change
	(In Millions)
Revenues:
Sales	$2,395.5	$860.5	$1,535.0
Franchise revenues	284.4	65.7	218.7
	2,679.9	926.2	1,753.7
Costs and expenses:
Cost of sales	2,046.5	718.3	1,328.2
General and administrative	320.5	123.1	197.4
Depreciation and amortization	143.4	48.8	94.6
Impairment of long-lived assets	31.1	15.6	15.5
Facilities relocation and corporate restructuring	8.9	0.8	8.1
Other operating expense (income), net	2.2	(0.5)	2.7
	2,552.6	906.1	1,646.5
Operating profit	127.3	20.1	107.2
Interest expense	(89.7)	(41.0)	(48.7)
Investment (expense) income, net	(3.9)	3.2	(7.1)
Other than temporary losses on investments	(3.9)	(79.7)	75.8
Other income (expense), net	0.3	(2.6)	2.9
Income (loss) from continuing operations before income taxes	30.1	(100.0)	130.1
(Provision for) benefit from income taxes	(11.9)	12.3	(24.2)
Income (loss) from continuing operations	18.2	(87.7)	105.9
Income from discontinued operations, net of income taxes	0.4	1.2	(0.8)
Net income (loss)	$18.6	$(86.5)	$105.1

Restaurant statistics:
Wendy’s same-store sales:	2009 First Nine Months
North America Company-owned restaurants	(0.8)%
North America franchised restaurants	0.5%
North America systemwide	0.2%

Arby’s same-store sales:	2009 First Nine Months	2008 First Nine Months
North America Company-owned restaurants	(6.8)%	(4.2)%
North America franchised restaurants	(8.6)%	(2.4)%
North America systemwide	(8.0)%	(3.0)%

Restaurant margin:
	2009 First Nine Months
Wendy’s	14.6%

	2009 First Nine Months	2008 First Nine Months
Arby’s	13.8%	16.5%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	8	32	40
Closed	(8)	(54)	(62)
Sold to franchisees, net	(11)	11	-
Restaurant count at September 27, 2009	1,395	5,213	6,608

Arby’s restaurant count:
Restaurant count at December 28, 2008	1,176	2,580	3,756
Opened	5	46	51
Closed	(16)	(52)	(68)
Restaurant count at September 27, 2009	1,165	2,574	3,739
Total Wendy’s/Arby’s restaurant count at September 27, 2009	2,560	7,787	10,347

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $1,535.0 million to $2,395.5 million for the nine months ended September 27, 2009 from $860.5 million for the nine months ended September 28, 2008. The increase in sales was due to the Wendy’s Merger which added 1,395 Company-owned restaurants as of September 27, 2009 that generated $1,582.9 million of sales during the 2009 first nine months. Wendy’s North America Company-owned same-store sales, excluding the impact of fewer restaurants serving breakfast in the 2009 first nine months as compared to the 2008 first nine months, would have increased approximately 0.8%. Excluding the effect of the Wendy’s Merger, sales decreased $47.9 million, which is attributable to the 6.8% decrease in same-store sales of our Arby’s North America Company-owned restaurants, principally due to the same factors discussed under “Sales” in the three month discussion above.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $218.7 million to $284.4 million for the nine months ended September 27, 2009 from $65.7 million for the nine months ended September 28, 2008. The increase in franchise revenue was due to the Wendy’s Merger which added 5,213 franchise restaurants as of September 27, 2009 to the Wendy’s/Arby’s restaurant system that generated $224.0 million in franchise revenue during the 2009 first nine months. Wendy’s franchise same-store sales were not significantly impacted by changes in the number of restaurants serving breakfast in the 2009 first nine months. Excluding the effect of the Wendy’s Merger, franchise revenues decreased $5.3 million, which is attributable to the 8.6% decrease in same-store sales for Arby’s North America franchised restaurants. Same-store sales of our Arby’s North America franchised restaurants decreased principally due to the same factors discussed under “Franchise Revenues” in the three month discussion above.

Restaurant Margin

Our consolidated restaurant margin decreased to 14.3% for the nine months ended September 27, 2009 from the Arby’s 16.5% restaurant margin for the nine months ended September 28, 2008. The 2009 first nine months restaurant margin reflects the mix of the Wendy’s restaurant margin of 14.6% and the Arby’s restaurant margin of 13.8%. Wendy’s restaurant margin for the 2008 first nine months was 11.6%. The increase in the Wendy’s margin is primarily attributable to the effect of prior year price increases in the latter part of the 2008 third quarter and improvements in labor and certain controllable costs, partially due to operational initiatives, as slightly offset by increases in commodity costs during the 2009 nine months as compared to the 2008 nine months. The decrease in the Arby’s margin was primarily attributable to the same factors discussed under “Restaurant Margin” in the three month discussion.

General and Administrative

Our general and administrative expenses increased $197.4 million to $320.5 million for the nine months ended September 27, 2009 from $123.1 million for the nine months ended September 28, 2008.  This increase was due to the Wendy’s Merger which added $176.1 million of Wendy’s-related general and administrative expenses. Excluding these Wendy’s-related expenses, our general and administrative expenses increased $21.3 million principally due to (1) $11.2 million of integration costs related to the Wendy’s Merger, (2) a $7.5 million increase in incentive compensation primarily as a result of better than planned performance on a consolidated basis in the 2009 first nine months as compared to performance versus plan for the same period in the prior year, (3) a $3.6 million increase in the allowance for doubtful accounts primarily associated with the collection of Arby’s franchise receivables and (4) a $3.1 million increase in salaries and wages due to staffing and other expenses associated with the establishment of the shared services center in Atlanta, Georgia. These increases were partially offset by (1) a $3.9 million decrease in fees for professional and strategic services provided to us under the terms of a services agreement with the Management Company and (2) a $2.3 million decrease in costs associated with our corporate aircraft.

Depreciation and Amortization

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$42.5	$46.0
Wendy’s restaurants, primarily properties	96.7	-
Other	4.2	2.8
	$143.4	$48.8

Impairment of Long Lived Assets

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$27.9	$6.0
Wendy’s restaurants	1.0	-
General corporate, aircraft	2.2	9.6
	$31.1	$15.6

Facilities Relocation and Corporate Restructuring

The expense for the nine months ended September 27, 2009 represents Wendy’s merger-related severance costs incurred in the 2009 first nine months.

Interest Expense

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Wendy’s debt	$32.9	$-
Senior Notes	15.9	-
Senior secured term loan	15.2	22.8
Amortization of financing costs on senior secured term loan	8.5	2.2
Arby’s debt	15.8	16.5
Corporate debt	1.4	(0.5)
	$89.7	$41.0

Interest expense increased $48.7 million principally reflecting (1) $32.9 million of net interest on Wendy’s debt assumed as a result of the Wendy’s Merger, which includes a $1.0 million favorable impact from our interest rate swap agreements discussed below under “Liquidity and Capital Resources – Derivatives,” (2) $15.9 million of interest on the Senior Notes issued in June 2009 as discussed below under “Liquidity and Capital Resources – Senior Notes” and (3) a $6.3 million increase in 2009 from the write-off of financing costs related to prepayments on the senior secured term loan as compared to the same period in 2008 as discussed below under “Liquidity and Capital Resources – Senior Secured Term Loan.” These increases were partially offset by a net decrease of approximately $7.6 million in the senior secured term loan interest expense. The net decrease was the result of a decrease in interest expense of approximately $15.6 million due to lower average outstanding debt levels outstanding on the senior secured term loan partially offset by an increase of approximately $8.0 million due to the change in interest rate as described in “Liquidity and Capital Resources – Senior Secured Term Loan.”

Investment (Expense) Income, Net

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Recognized net gains	$2.2	$1.4
Withdrawal fee	(5.5)	-
Interest income	0.2	0.8
Other	(0.8)	1.0
	$(3.9)	$3.2

Our net gains include realized gains (losses) on available-for-sale securities and cost method investments and unrealized and realized gains (losses) on derivative instruments. The change in our recognized gains in the 2009 first nine months as compared to the 2008 first nine months is primarily due to: (1) $2.3 million of net gains that were realized upon the accelerated liquidation of our investments in an equities account in the 2009 second quarter (the “Equities Sale”) and (2) $4.7 million of unrealized and realized losses on swap derivatives held in the first nine months of 2008 as offset by (1) a $4.4 million decrease in unrealized gains on put and call option derivatives that were sold after the 2008 first nine months and (2) $1.2 million of realized losses on securities sold short in the 2009 first nine months.

The $5.5 million withdrawal fee recorded in the 2009 second quarter relates to the fee paid to the Management Company for the Equities Sale in the 2009 second quarter as discussed above.

Other Than Temporary Losses on Investments

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

DFR common stock	$-	$68.1
Legacy Assets	3.1	6.5
Available-for-sale securities	0.8	5.1
	$3.9	$79.7

Based on a review of our unrealized investment losses in both the 2009 and 2008 nine month periods, we determined that the decreases in the fair value of certain of our Legacy Assets, available-for-sale securities and our former investment in the DFR common stock were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment. Accordingly, we recorded other than temporary losses on our Legacy Assets and available-for-sale securities of $3.9 million in the 2009 first nine months.  In the 2008 first nine months, we recorded $68.1 million in losses for the DFR common stock discussed in “Introduction and Executive Overview – Deerfield,” $6.5 million for our Jurlique investment, one of our Legacy Assets, and $5.1 million for certain of our available-for-sale securities, as described in the three month discussion above.

(Provision for) Benefit From Income Taxes

The effective tax rate for the 2009 first nine months was a 39.5% provision compared to a benefit of 12.3% in the 2008 first nine months. The effective rate is lower in 2008 principally as a result of (1) the effect of a 2008 tax loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described above in “Introduction and Executive Overview—Deerfield,” (2) the effect of non-deductible compensation, other non-deductible expenses and tax credits and their relationship to the pre-tax income in both years, (3) the effect of 2009 adjustments related to prior year tax matters, and (4) the effect of adjustments to uncertain tax positions relative to pre-tax income in both years.

Outlook

Sales

We anticipate that certain of the negative factors described above which affected our 2009 Company-owned same-store sales, including current restaurant industry-wide sales trends, the uncertain economic environment and competitive discounting, will continue to negatively impact our customer traffic and sales for the fourth quarter of 2009. The Wendy’s brand will be negatively impacted by a reduction in the number of stores serving breakfast while refining this daypart strategy. For the fourth quarter of 2009, the Arby’s marketing strategy will begin to emphasize everyday value products. For the fourth quarter of 2009, the net impact of new store openings and closings are not expected to have a significant impact on consolidated sales.

Franchise Revenues

We expect that the same-store sales trends for franchised restaurants at Arby’s and Wendy’s will continue to be generally impacted by many of the same factors described above under “Sales.”  We anticipate that the Arby’s franchised restaurants same-store sales may continue to be more negatively impacted by the reduction in national advertising in the fourth quarter of 2009 as compared to 2008.  We do not anticipate the reduction in the number of stores serving breakfast to have a significant impact on same-store sales of Wendy’s franchised restaurants in the 2009 fourth quarter.

Restaurant Margin

We expect that the factors described above which affected restaurant margin for Company-owned restaurants for the Wendy’s and Arby’s brands will continue to impact restaurant margin for the 2009 fourth quarter.  The Wendy’s and Arby’s restaurant margins are expected to be favorably impacted by improvement in commodity costs in the fourth quarter of 2009 as compared to the fourth quarter of 2008. We expect that the 2009 fourth quarter restaurant margin at Company-owned restaurants for the Wendy’s brand will increase compared to the same period in the prior year primarily as a result of the impact of currently effective price increases, shifts in product mix and tighter controls on fixed and semi-variable costs. We expect the Arby’s fourth quarter 2009 margins to continue to be negatively affected by sales deleveraging.

General and Administrative

We expect that our general and administrative expenses for the fourth quarter of 2009 will increase as compared to the same period in 2008 primarily as a result of (1) the $15.5 million to be paid to the Co-op as described above in “Introduction and Executive Overview – Related Party Transactions” and (2) continued charges related to our allowance for doubtful accounts primarily associated with the collection of Arby’s franchise receivables. These increases will be partially offset by merger-related synergies and other cost saving initiatives.

Depreciation and Amortization

We expect that our depreciation and amortization expense for the fourth quarter of 2009 will increase as compared to the same period in 2008 primarily as a result of (1) an increase in the depreciation run rate of $6.5 million recorded in the 2009 first quarter related to valuation adjustments on long-lived assets from the Wendy’s Merger completed in the 2008 fourth quarter and (2) an increase in information technology assets. These increases are expected to be partially offset by decreases in depreciation and amortization as a result of (1) the retirement of long-lived assets added as a result of the Wendy’s Merger and (2) a reduction in depreciation on Arby’s long-lived assets for which we have recorded impairment charges since the fourth quarter of 2008.

Facilities Relocation and Corporate Restructuring

We expect that our facilities relocation and corporate restructuring expense for the fourth quarter of 2009 will be lower than the same period in 2008 primarily due to the timing of restructuring activities.

Interest Expense

We expect that our interest expense for the fourth quarter of 2009 will increase compared to the same period in 2008 primarily as a result of: (1) the issuance of the Senior Notes discussed in “Liquidity and Capital Resources-Long-term Debt” and (2) the effect of increased interest rates under our amended senior secured term loan.  These increases are expected to be partially offset by the effect on interest expense of (1) the $232.5 million in prepayments of the senior secured term loan since the third quarter of 2008, including $132.5 million paid during the 2009 first nine months and (2) the interest rate swaps discussed in “Liquidity and Capital Resources – Derivatives.”

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 27, 2009

Cash and cash equivalents totaled $644.6 million at September 27, 2009 compared to $90.1 million at December 28, 2008. For the nine months ended September 27, 2009, net cash provided by continuing operating activities totaled $251.3 million, which includes the following significant items:

•	Our net income of $18.6 million;
•	Depreciation and amortization of $143.4 million;
•	Impairment of long-lived assets charges of $31.1 million;
•	The write-off and amortization of deferred financing costs of $13.9 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $13.0 million;
•	Distributions received from our investment in a joint venture of $7.1 million; and
•
Changes in operating assets and liabilities which resulted in a net use of cash of $1.1 million primarily due to a $7.6 million increase in prepaid expenses and other current assets mostly offset by a $3.7 million increase in accounts payable, accrued expenses and other current liabilities and a $2.8 million decrease in inventories.

We expect positive cash flows from continuing operating activities during the fourth quarter of 2009.

Additionally, for the nine months ended September 27, 2009, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $556.0 million primarily from the issuance of the Senior Notes discussed below under “Long-term Debt”;
•	Net repayments of other long-term debt of $154.4 million including a prepayment of $132.5 million on our senior secured term loan;
•	Cash capital expenditures totaling $65.3 million, including the construction of new restaurants (approximately $15.8 million) and the remodeling of existing restaurants;
•	Deferred financing costs of $38.0 million;
•	Net investment adjustments of $36.8 million;
•	Repurchases of common stock of $25.2 million; and
•	Dividend payments of $21.1 million.

The net cash provided by continuing operations before the effect of exchange rate changes on cash was approximately $553.4 million.

Working Capital

Working capital, which equals current assets less current liabilities, was $461.9 million at September 27, 2009, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.0:1. The working capital at September 27, 2009 increased $583.6 million from a deficit of $121.7 million at December 28, 2008, primarily related to $251.3 million in net cash provided by continuing operating activities and $319.0 million in net cash provided by continuing financing activities.

Long-term Debt

There were no material changes to the terms of any debt obligations since December 28, 2008, as discussed in our Form 10-K, except as follows:

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants, a direct wholly-owned subsidiary of Wendy’s/Arby’s, issued $565.0 million principal amount of Senior Notes. The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount is being accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Wendy’s/Arby’s Restaurants incurred approximately $21.1 million in costs related to the issuance of the Senior Notes which are being  amortized to interest expense over the Senior Notes’ term utilizing the effective interest method.

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

Senior Secured Term Loan

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less amounts used to prepay the senior secured term loan under the Credit Agreement (the “Term Loan”) and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain Senior Notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating.  Wendy’s/Arby’s Restaurants incurred approximately $3.1 million in costs related to such Amendment No. 1.

As amended, the Term Loan and amounts borrowed under the revolving credit facility (the “Amended Revolver”) under the Credit Agreement bear interest at our option at either (1) the Eurodollar Base Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (2) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of September 27, 2009, the applicable interest rate margins available to us were 4.50% for Eurodollar Base Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of September 27, 2009, we have elected to use the Eurodollar Base Rate which resulted in a rate of 7.25% for the 2009 third quarter.

Concurrent with the closing of the issuance of the Senior Notes, we prepaid the Term Loan in an aggregate principal amount of $132.5 million and accrued interest thereon.

During the nine months ended September 27, 2009, we borrowed a net total of $51.2 million under the Amended Revolver; however, no amounts were outstanding as of September 27, 2009. The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50.0 million.  The availability under the Amended Revolver as of September 27, 2009 was $135.6 million, which is net of $34.4 million for outstanding letters of credit.

Derivatives

During the third quarter of 2009, we entered into $361.0 million of notional amount interest rate swap agreements (the “Interest Rate Swaps”) that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates.   The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At September 27, 2009, the fair value of our Interest Rate Swaps was $2.8 million and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes.

Debt Covenants

We were in compliance with all the covenants of the Credit Agreement as of September 27, 2009 and we expect to remain in compliance with all of these covenants for the next twelve months. As of September 27, 2009 there was $380.0 million available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of September 27, 2009 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of September 27, 2009, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Contractual Obligations

In our 2008 Form 10-K, we disclosed our contractual obligations.  As of September 27, 2009, there have been no material changes to those contractual obligations outside of the ordinary course of business except: (1) the issuance of $565.0 million of the Senior Notes in June 2009, (2) the repayment of $132.5 million of the Term Loan, (3) Interest Rate Swaps with a notional amount of $361.0 million and (4) a supply chain relationship agreement with a $15.5 million commitment to fund expenses of a new purchasing co-operative for the Wendy’s system entered into between Wendy’s and its franchisees.

Credit Ratings

Wendy’s/Arby’s Group, Inc. and its subsidiaries with specific debt issuances (Wendy’s/Arby’s Restaurants and Wendy’s) are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).

In June 2009, the agencies assigned the following ratings for Wendy’s/Arby’s Group, Inc., Wendy’s/Arby’s Restaurants and the Wendy’s Notes:

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

Dividends

On March 30, 2009, June 15, 2009 and September 15, 2009 we paid quarterly cash dividends of $0.015 per share on our common stock, aggregating $21.1 million. On November 3, 2009 we declared a quarterly cash dividend of $0.015 per share on our common stock payable on December 15, 2009 to holders of record on December 1, 2009. Based on these dividend declarations and payment dates, our total cash requirement for dividends for the 2009 fourth quarter would be approximately $7.0 million.  We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

As approved by our Board of Directors on August 4, 2009, our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to a total of $50.0 million of our Common Stock.  As of the end of the third quarter of 2009, we have repurchased 4.9 million shares with an aggregate purchase price of $25.1 million, excluding commission of $0.1 million.  As of November 5, 2009, we repurchased an additional 5.4 million shares for an aggregate purchase price of $24.0 million, excluding commission of $0.1 million, which substantially completed the August 2009 share repurchase authorization.

On November 3, 2009, our Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $50.0 million of our Common Stock.  As of the date of this report, no repurchases have occurred under this new authorization.

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

Sources and Uses of Cash for the Fourth Quarter of 2009

Our anticipated consolidated cash requirements for continuing operations for the fourth quarter of 2009, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $58.7 million;
•	Quarterly cash dividends aggregating up to approximately $7.0 million;
•	Scheduled debt principal repayments aggregating $5.2 million;
•	Potential stock repurchases of up to $74.9 million, of which $24.0 million, excluding commission, was purchased through November 5, 2009; and
•	The costs of any potential business acquisitions or financing activities.

We expect to meet these requirements from operating cash flows and available cash.

Legal and Environmental Matters

In the Form 10-K for the fiscal year ended December 28, 2008, the Company disclosed an environmental matter with Adams Packing Association, Inc., an inactive subsidiary of the Company, whereby Adams was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System list of known or suspected contaminated sites.  Adams completed additional testing at the site in August 2009 and reported the results to the Florida Department of Environmental Protection (the “FDEP”) at that time.  Adams and the FDEP have been corresponding since then regarding additional testing and documentation that the FDEP has asked Adams to perform and provide.  As discussed in our Form 10-K, based on amounts spent prior to 2008 of approximately $1.7 million and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

The Company disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with the Company on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933. These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases.  Updates on the status of these cases were also included in the Company’s Form 10-Q for the quarters ended March 29 and June 28, 2009.

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

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $3.2 million as of September 27, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

In August 2009, the FASB issued a standard on the fair value measurement of liabilities which is based on an assumed transfer of the liability to a market participant as of the measurement date and also provides guidance for the measurement of the fair value of liabilities. The guidance is effective commencing with our 2009 fourth quarter. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of September 27, 2009 our long-term debt, including current portion and excluding the effect of interest rate swaps discussed below, aggregated $1,525.3 million and consisted of $1,055.3 million of fixed-rate debt, $252.8 million of variable-rate debt, and $217.2 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of $252.8 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2012 (the “Credit Agreement”). The term loan borrowings under the Credit Agreement and amounts borrowed under the revolving credit facility included in the Credit Agreement bear interest at the borrowers’ option at either (1) LIBOR (0.60% at June 28, 2009) of not less than 2.75% plus an interest rate margin of 4.5% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus an interest rate margin of 3.5%. The Base Rate option was chosen as of September 27, 2009 with a resulting 7.25% interest rate. Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 with notional amounts totaling $361.0 million that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance.  At September 27, 2009, the fair value of our Interest Rate Swaps was $2.8 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Overall Market Risk

Our overall market risk as of September 27, 2009 includes cash equivalents, certain cost investments and our equity investment in TimWen. As of September 27, 2009, these investments were classified in our unaudited condensed consolidated balance sheet as follows (in millions):

Cash equivalents included in “Cash and cash equivalents”	$366.9
Restricted cash equivalents:
Current	1.0
Non-current	6.7
Equity investment	99.4
Cost investments	10.7
$484.7

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $7.7 million of which was restricted as of September 27, 2009.

At September 27, 2009 our investments were classified in the following general types or categories (in millions):

		At Fair Value	Carrying Value
Type	At Cost	(a)	Amount	Percent
Cash equivalents	$366.9	$366.9	$366.9	76%
Current and non-current restricted cash equivalents	7.7	7.7	7.7	2%
Other non-current investments accounted for at:
Equity	99.4	99.4	99.4	20%
Cost	10.7	12.0	10.7	2%
	$484.7	$486.0	$484.7	100%
________________________
(a)	There can be no assurance that we would be able to realize these amounts.

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

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at September 27, 2009 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. The table below reflects the risk for those financial instruments entered into as of September 27, 2009 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$366.9	$-	$-	$-
Current and non-current restricted cash equivalents	7.7	-	-	-
Equity investments	99.4	-	(9.9)	(9.9)
Cost investments	10.7	(0.1)	(1.0)	-
Deerfield Capital Corp. notes receivable	25.6	(0.3)	-	-
Interest Rate Swaps in an asset position	2.8	(12.1)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	252.8	(6.0)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	1,055.3	(51.2)	-	-

The sensitivity analysis of financial instruments held at September 27, 2009 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at September 27, 2009 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

Our cash equivalents and restricted cash equivalents included $374.6 million as of September 27, 2009 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of September 27, 2009, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $1,055.3 million of fixed-rate debt and not on our financial position or our results of operations. However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt.  The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $361.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements increase.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $252.8 million of variable-rate long-term debt outstanding as of September 27, 2009. Our variable-rate long-term debt outstanding as of September 27, 2009 had a weighted average remaining maturity of approximately two years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

On September 29, 2008, Triarc Companies, Inc. (renamed “Wendy’s/Arby’s Group, Inc.”) completed the acquisition of Wendy’s and its subsidiaries. As part of the integration activities, Wendy’s/Arby’s Group, Inc. financial reporting controls and procedures are being incorporated into this acquired business. During the third quarter of 2009, an additional phase of the integration of Wendy’s accounting systems was successfully completed. The integrated accounting system was used for the preparation of financial statements and other information presented in this Quarterly Report on Form 10-Q. We expect further integration of Wendy's processes and systems through the remainder of 2009 and into 2010.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

Item 1.  Legal Proceedings

In the Form 10-K for the fiscal year ended December 28, 2008, the Company disclosed an environmental matter with Adams Packing Association, Inc., an inactive subsidiary of the Company, whereby Adams was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System list of known or suspected contaminated sites.  Adams completed additional testing at the site in August 2009 and reported the results to Florida Department of Environmental Protection (the “FDEP”) at that time.  Adams and the FDEP have been corresponding since then regarding additional testing and documentation that the FDEP has asked Adams to perform and provide.  As discussed in our Form 10-K, based on amounts spent prior to 2008 of approximately $1.7 million and after taking into consideration various legal defenses available to us, including Adams, we expect that the final resolution of this matter will not have a material effect on our financial position or results of operations.

The Company disclosed putative class action complaints in the Form 10-K for the fiscal year ended December 28, 2008 that had been filed against Wendy’s, its directors, and in two cases also the Company, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with the Company on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Form S-4 under the Securities Act of 1933. These cases were described in the Form 10-K as the Guiseppone, Henzel, Smith and Ravanis cases. Updates on the status of these cases were also included in the Company’s Form 10-Q for the quarters ended March 29 and June 28, 2009.

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

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $3.2 million as of September 27, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2009:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (2)
June 29, 2009 through July 26, 2009	651	$ 4.19	-	-
July 27, 2009 through August 23, 2009	-	-	-	$50,000,000
August 24, 2009 through September 27, 2009	4,848,600	$ 5.19	4,848,600	$24,853,654
Total	4,849,251	$ 5.19

(1)
Includes 651 shares reacquired by the Company from holders of restricted stock awards to satisfy tax withholding requirements. The shares were valued at the closing price of our Common Stock on the date of activity.

(2)
On August 4, 2009, our Board of Directors authorized a $50.0 million common stock repurchase program to remain in effect through January 2, 2011, which allows us to repurchase up to $50.0 million of our Common Stock when and if market conditions warrant and to the extent legally permissible.  As of November 5, 2009, we substantially completed this program purchasing a total of 10.3 million shares.

On November 3, 2009, our Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $50.0 million of our Common Stock.  As of the date of this report, no repurchases have occurred under this new authorization.

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

4.1
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (SEC file no. 001-02207).

10.1	Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended.*
10.2	Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended.*
10.3	Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan.*
10.4	Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan.*
10.5
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc.*

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

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: November 5, 2009	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 5, 2009	By: /s/ Steven B. Graham
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

4.1
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (SEC file no. 001-02207).

10.1	Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended.*
10.2	Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended.*
10.3	Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan.*
10.4	Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan.*
10.5
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc.*

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