Form 10-K
WENDY'S/ARBY'S GROUP, INC.
filed 2010-03-04
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  □No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). □Yes  □No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  □Yes ☒No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 28, 2009 was approximately $1,322,779,910.  As of February 26, 2010, there were 443,829,031 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 3, 2010.

PART 1
Special Note Regarding Forward-Looking Statements and Projections

Effective September 29, 2008, in conjunction with the merger with Wendy’s International, Inc. (“Wendy’s”), the corporate name of Triarc Companies, Inc. (“Triarc”) was changed to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or, together with its subsidiaries, the “Company” or “we”).  This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

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

•
certain factors affecting our franchisees, including the business and financial viability of key franchisees, the timely payment of such franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

•
changes in legal or regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits, tax legislation and menu-board labeling requirements;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•
the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets due to deteriorating operating results;

•	the impact of our continuing investment in series A senior secured notes of Deerfield Capital Corp. following our 2007 corporate restructuring; and

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

Item 1.    Business.

Introduction

We are the parent company of our wholly-owned subsidiary holding company Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”).  Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively.  As of January 3, 2010, the Wendy’s restaurant system was comprised of 6,541 restaurants, of which 1,391 were owned and operated by the Company.  As of January 3, 2010, the Arby’s restaurant system was comprised of 3,718 restaurants, of which 1,169 were owned and operated by the Company.  References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants.  Our corporate predecessor was incorporated in Ohio in 1929.  We reincorporated in Delaware in June 1994.  Effective September 29, 2008, in conjunction with the merger with Wendy’s, our corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc.  Our principal executive offices are located at 1155 Perimeter Center West, Atlanta, Georgia 30338, and our telephone number is (678) 514-4100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our website address is www.wendysarbys.com.  Information contained on our website is not part of this annual report on Form 10-K.

Merger with Wendy’s

On September 29, 2008, Triarc and Wendy’s completed their previously announced merger (the “Wendy’s Merger”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock (the “Class A Common Stock”) for each Wendy’s common share owned.

In the Wendy’s Merger, approximately 377,000,000 shares of Wendy’s/Arby’s Class A Common Stock were issued to Wendy’s shareholders.  The merger value of approximately $2.5 billion for financial reporting purposes is based on the 4.25 conversion factor of the Wendy’s outstanding shares as well as previously issued restricted stock awards both at a value of $6.57 per share which represents the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of Wendy’s/Arby’s outstanding common stock immediately following the Wendy’s Merger.  In addition, effective on the date of the Wendy’s Merger, our Class B common stock (the “Class B Common Stock”) was converted into Class A Common Stock.  In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, Class A Common Stock was redesignated as Common Stock.

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

Business Segments

We operate in two business segments, Wendy’s and Arby’s. See Note 25 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to our business segments.

The Wendy’s Restaurant System

Wendy’s is the 3rd largest restaurant franchising system specializing in the hamburger sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Wendy’s is the 4th largest quick service restaurant chain in the United States.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At January 3, 2010, there were 6,541 Wendy’s restaurants in operation in the United States and in 21 foreign countries and U. S. territories. Of these restaurants, 1,391 were operated by Wendy’s and 5,150 by a total of 487 franchisees.   See “Item 2. Properties” for a listing of the number of Company-owned and franchised locations in the United States and in foreign countries and U.S. territories.

The revenues from our restaurant business are derived from four principal sources: (1) sales at company-owned restaurants; (2) sales of bakery items and kid’s meal promotional items to franchisees and others; (3) franchise royalties received from all Wendy’s franchised restaurants; and (4) up-front franchise fees from restaurant operators for each new unit opened.

Wendy’s is also a partner in a Canadian restaurant real estate joint venture with Tim Hortons, Inc.   The joint venture owns Wendy’s/Tim Hortons combo units in Canada.  As of January 3, 2010, there were 105 Wendy’s restaurants in operation that were owned by the joint venture.  The Tim Hortons menu includes premium coffee, flavored cappuccinos, specialty teas, home-style soups, fresh sandwiches and fresh baked goods.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969.  During 2009, Wendy’s opened 10 new restaurants and closed 13 generally underperforming restaurants.  In addition, Wendy’s sold 12 Company-owned restaurants to its franchisees. During 2009, Wendy’s franchisees opened 53 new restaurants and closed 68 generally underperforming restaurants.  In addition, 71 franchised restaurants were closed in Japan at year-end upon the expiration of the related franchise agreement.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2007 to 2009:

	2009	2008	2007
Restaurants open at beginning of period	6,630	6,645	6,673
Restaurants opened during period	63	97	92
Restaurants closed during period	(152)	(112)	(120)
Restaurants open at end of period	6,541	6,630	6,645

During the period from January 1, 2007, through January 3, 2010, 252 Wendy’s restaurants were opened and 384 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, baked and french fried potatoes, freshly prepared salads, soft drinks, milk, Frosty™ desserts, floats and kids' meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room.  The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 64.6% and 63.8% in 2009 and 2008, respectively.

Wendy’s strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, continual in-service training of employees, restaurant reviews and field visits from Wendy’s supervisors. In the case of franchisees, field visits are made by Wendy’s personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with Wendy’s specifications.

Generally, Wendy’s does not sell food or supplies, other than sandwich buns and kids’ meal toys, to its franchisees. However, prior to 2010 Wendy’s arranged for volume purchases of many food and supply products.  Commencing in 2010 the purchasing function was transferred to a new purchasing co-op as described below in “Raw Materials and Purchasing.”

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of Wendy’s, is a producer of buns for some Wendy’s restaurants, and to a lesser extent for other outside parties, including certain distributors to the Arby’s system.  At January 3, 2010, the Bakery supplied 692 restaurants operated by Wendy’s and 2,476 restaurants operated by franchisees. The Bakery also manufactures and sells some products to customers in the grocery and other food service businesses.

See Note 25 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials and Purchasing

As of January 3, 2010, 6 independent processors (7 total production facilities) supplied all of Wendy’s hamburger in the United States.  In addition, 5 independent processors (9 total production facilities) supplied all of Wendy’s chicken in the United States.

Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations.  Wendy’s anticipates no such shortages of products and believes that alternate suppliers are available.  Suppliers to the Wendy’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. “QSCC”). QSCC now manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management will facilitate continuity of supply and provide consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the North American supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North American operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15.5 million to QSCC over an 18 month period in order to provide funding for start-up costs, operating expenses and cash reserves. Future operations will be funded by all members of QSCC, including Wendy’s and its franchisees.

Trademarks and Service Marks

Wendy’s has registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2010 to 2019, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area.  The quick-service restaurant segment is highly competitive and includes well-established competitors such as McDonald’s®, Burger King®, Taco Bell®, Kentucky Fried Chicken® and Arby’s®.  Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.  Wendy’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites, although the recent decline in commercial real estate values has somewhat offset those costs.  Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

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

International Operations

As of January 3, 2010, Wendy’s had 136 company owned and 235 franchised restaurants in Canada and 293 franchised restaurants in 20 other countries and U.S. territories. Wendy’s is evaluating further expansion into other international markets. Wendy’s has granted development rights in the certain countries and U. S. territories listed under Item 2 of this Form 10-K. In addition, Wendy's has granted development rights for dual-branded Wendy's and Arby's restaurants in 12 countries in the Middle East and North Africa.

Wendy’s Restaurants of Canada Inc. (“WROC”), a wholly owned subsidiary of Wendy’s, holds master franchise rights for Canada.  The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater.  The agreement also typically requires that the franchisee pay WROC a technical assistance fee. The standard technical assistance fee is currently C$35,000 for each restaurant.

Franchisees who wish to develop Wendy’s restaurants outside the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for a restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions.  If the restaurant site is leased by the franchisee, the term will expire with expiration of the term of the lease, if shorter.  The agreements license the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location.  Generally, the franchisee is required to pay Wendy’s a technical assistance fee, which is typically US$30,000 for each restaurant, and monthly fees, which are typically equal to 4% of the monthly sales of each restaurant.  In certain foreign markets, Wendy’s and the franchisee may sign a development agreement under which the franchisee undertakes to develop a specified number of new Wendy’s restaurants in a stated territory based on a negotiated schedule.  In some of the agreements, the developer pays an upfront development fee that is credited against technical assistance fees incurred in the future.  In certain circumstances, Wendy’s and the franchisee may sign a master franchise agreement under which the franchisee has the right to sub-franchise in a stated territory, subject to certain conditions.

We also evaluate non-franchise opportunities in international markets and may elect to develop a market through a joint venture, licensing transaction or other arrangement or we may elect to open company-owned restaurants in a market.

Franchised Restaurants

As of January 3, 2010, Wendy’s franchisees operated 5,150 Wendy’s restaurants in 49 states, Canada and 20 other countries and U. S. territories.

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

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

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

Wendy’s currently does not offer any financing arrangements, or enter into guarantees of financing arrangements, to franchisees seeking to build new franchised units. However, Wendy’s had previously made such financing available to qualified franchisees and Wendy’s had guaranteed payment on a portion of the loans made by third-party lenders to those franchisees.

See “Management Discussion and Analysis – Liquidity and Capital Resources – Guarantees and Other Contingencies” in Item 7 herein, for further information regarding guarantee obligations.

See Note 5 and Note 21 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

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

See Note 24 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

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

As of January 3, 2010, there were 1,169 company-owned Arby’s restaurants and 2,549 Arby’s restaurants owned by 470 franchisees.  Of the 2,549 franchisee-owned restaurants, 2,427 operated within the United States and 122 operated outside the United States, principally in Canada.  See “Item 2. Properties” for a listing of the number of Company-owned and franchised locations in the United States and in foreign countries.

The revenues from the Arby’s restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) franchise royalties received from all Arby’s franchised restaurants; and (3) up-front franchise fees from restaurant operators for each new unit opened.

ARG also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products.  As of January 3, 2010, there were a total of 108 T.J. Cinnamons outlets, 96 of which are multi-branded with domestic Arby’s restaurants.

Arby’s Restaurants

Arby’s opened its first restaurant in Boardman, Ohio in 1964. During 2009, ARG opened 5 new Arby’s restaurants and closed 23 generally underperforming Arby’s restaurants.  In addition, ARG acquired 12 existing Arby’s restaurants from its franchisees and sold 1 existing Arby’s restaurant to a franchisee.  During 2009, Arby’s franchisees opened 54 new Arby’s restaurants and closed 74 generally underperforming Arby’s restaurants.  In addition, during 2009, Arby’s franchisees closed 36 T.J. Cinnamons outlets located in Arby’s units.

The following table sets forth the number of Arby’s restaurants at the beginning and end of each year from 2007 to 2009:

	2009	2008	2007
Restaurants open at beginning of period	3,756	3,688	3,585
Restaurants opened during period	59	127	148
Restaurants closed during period	(97)	(59)	(45)
Restaurants open at end of period	3,718	3,756	3,688

During the period from January 1, 2007, through January 3, 2010, 334 Arby’s restaurants were opened and 201 generally underperforming Arby’s restaurants were closed.

Operations

In addition to various slow-roasted roast beef sandwiches, Arby’s offers an extensive menu of chicken, turkey and ham sandwiches, snack items and salads.  In 2001, Arby’s introduced its Market Fresh® line of premium sandwiches on a nationwide basis.  Since its introduction, the Arby’s Market Fresh line has grown to include fresh salads made with premium ingredients.  In 2007, Arby's added Toasted Subs to its sandwich selections, which was Arby’s largest menu expansion since the 2001 introduction of its Market Fresh line.  In 2009, Arby’s launched its new line of Roastburger™ sandwiches which are Arby’s roast beef sandwiches dressed with traditional hamburger toppings.

Free-standing Arby’s restaurants generally include a pick-up window in addition to a dining room.  The percentage of sales at company-owned Arby’s restaurants through the pick-up window was 57.2% and 57.7% in 2009 and 2008, respectively.

Generally, ARG does not sell food or supplies to Arby’s franchisees.

See Note 25 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials and Purchasing

As of January 3, 2010, 3 independent meat processors (5 total production facilities) supplied all of Arby’s beef for roasting in the United States.  Franchise operators are required to obtain beef for roasting from these approved suppliers.

Arby’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Arby’s anticipates no such shortages of products and believes that alternate suppliers are available.

ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby’s franchisees.  Suppliers to the Arby’s system must comply with USDA and FDA regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.  Franchisees may obtain other products, including food, ingredients, paper goods, equipment and signs, from any source that meets ARG’s specifications and approval.  Through ARCOP, ARG and Arby’s franchisees purchase food, beverage, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

Trademarks and Service Marks

ARG, through its subsidiaries, owns several trademarks that it considers to be material to its restaurant business, including Arby’s®, Arby’s Market Fresh®, Market Fresh®, Horsey Sauce®, Sidekickers® and Roastburger®.  ARG believes that these and other related marks are of material importance to its business.  Domestic trademarks and service marks expire at various times from 2010 to 2020, while international trademarks and service marks have various durations of 10 to 15 years. ARG generally intends to renew trademarks and service marks that are scheduled to expire.

Seasonality

Arby’s restaurant operations are not significantly impacted by seasonality.  However, Arby’s restaurant revenues are somewhat lower in the first quarter.

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

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites, although the recent decline in commercial real estate values has somewhat offset those costs.  Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Arby’s.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

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

Acquisitions and Dispositions of Arby’s Restaurants

Arby’s has from time to time acquired the interests of and sold Arby’s restaurants to franchisees, and it is anticipated that the company may have opportunities for such transactions in the future. Arby’s will continue to sell and acquire restaurants in the future where prudent.

International Operations

        As of January 3, 2010, Arby’s had 122 franchised restaurants in Canada and 3 other countries.  Arby’s is evaluating further expansion into other international markets.  Arby’s has granted development rights in Canada.  In addition, Arby's has granted development rights for dual-branded Wendy's and Arby's restaurants in 12 countries in the Middle East and North Africa.

Our market entry strategy and terms for the development and operation of Arby’s restaurants in markets outside of the United States and Canada vary depending upon market conditions.

Franchised Restaurants

As of January 3, 2010, ARG’s franchisees operated 2,549 Arby’s restaurants in 47 states, Canada and 3 other countries.

ARG offers franchises for the development of both single and multiple “traditional” and “non-traditional” restaurant locations.  The initial term of the typical “traditional” franchise agreement is 20 years.  As compared to traditional restaurants, non-traditional restaurants generally occupy a smaller retail space, offer no or very limited seating, may cater to a captive audience, have a limited menu, and possibly have reduced services, labor and storage and different hours of operation.  Both new and existing franchisees may enter into a development agreement, which requires the franchisee to develop one or more Arby’s restaurants in a particular geographic area or at a specific site within a specific time period.  All franchisees are required to execute standard franchise agreements.  ARG’s standard U.S. franchise agreement for new Arby’s traditional restaurant franchises currently requires an initial $37,500 franchise fee for the first franchised unit, $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement.  ARG’s non-traditional restaurant franchise agreement requires an initial $12,500 franchise fee for the first and all subsequent units, and a monthly royalty payment ranging from 4.0% to 6.2%, depending upon the non-traditional restaurant category.  Franchisees of traditional restaurants typically pay a $10,000 commitment fee, and franchisees of non-traditional restaurants typically pay a $12,500 commitment fee, which is credited against the franchise fee during the development process for a new restaurant.

ARG currently does not offer any financing arrangements to franchisees seeking to build new franchised units.

In 2007 and 2008, ARG introduced several programs designed to accelerate the development of restaurants.  In 2007, in order to increase development of traditional Arby’s restaurants in selected markets, our Select Market Incentive (“SMI”) program was introduced.  ARG’s franchise agreement for participants in the SMI program currently requires an initial $27,500 franchise fee for the first franchised unit, $15,000 for each subsequent unit and a monthly royalty payment equal to 1.0% of restaurant sales for the first 36 months the unit is open.  After 36 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the agreement.  The commitment fee is $5,000 per restaurant, which is credited against the franchise fee during the development process.

In 2008, in order to promote conversion of other quick service restaurants into Arby’s restaurants, the Arby’s U.S. Conversion Incentive (“CI”) program was introduced.  The CI program applies to freestanding properties, and calls for an initial $13,500 franchise fee for a new franchisee’s first franchised unit, $1,000 for each subsequent unit, $1,000 for each existing franchisee’s unit, and a graduated scale monthly royalty payment equal to 1% for the first twelve months the unit is open, 2% for the for the second twelve months the unit is open, 3% for the third twelve months the unit is open, and the prevailing 4% for the remaining term of the agreement.  The commitment fee is $1,000 per restaurant, which is credited against the franchise fee during the development process.  Another eligibility requirement is that CI units must be open and operating by November 30, 2010.

Because royalty rates of less than 4% are still in effect under certain older franchise agreements, the average royalty rate paid by U.S. ARG franchisees was approximately 3.6% in each of 2009, 2008 and 2007.

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

Advertising and Marketing

Arby’s advertises nationally on cable television networks.  In addition, from time to time, Arby’s will sponsor a nationally televised event or participate in a promotional tie-in for a movie.  Locally, Arby’s primarily advertises through regional network and cable television, radio and newspapers.  The AFA Service Corporation (the “AFA”), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system.  ARG’s Chief Marketing Officer currently serves as president of the AFA.  The AFA is managed by ARG pursuant to a management agreement, as described below.  The AFA is funded primarily through member dues.  As of January 4, 2010 and through March 31, 2010, ARG and most domestic Arby’s franchisees must pay 1.2% of sales as dues to AFA.  As of April 1, 2010 and for the remainder of 2010, the AFA Board has approved a dues increase based on a tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.4% and 3.6% of sales.  ARG’s advertising and marketing service fee percentage similarly calculated will be approximately 2.4% as of April 1, 2010.  In addition, ARG has agreed to partially subsidize the top two rate tiers in 2010 thereby decreasing franchisees’ effective advertising and marketing service fee percentages.  It is estimated that this subsidy will require payments by ARG of approximately $4.2 million to AFA for 2010.  Domestic franchisee participants in the SMI program pay an extra 1% premium on the advertising and marketing service fee (2.2% total through March 31, 2010 and based on the tiered rate structure, an extra 1.0% on the advertising and marketing service fee through December 31, 2010) of sales up to a maximum of 3% as AFA dues for the first 36 months of operation; their AFA dues then revert to the standard advertising and marketing service fee rate without the 1% premium.

Effective October 2005, ARG and the AFA entered into a management agreement (the “Management Agreement”) that ARG believes has enabled a closer working relationship between ARG and the AFA, allowed for improved collaboration on strategic marketing decisions and created certain operational efficiencies, thus benefiting the Arby’s system as a whole.  Pursuant to the Management Agreement, ARG assumed general responsibility for the day-to-day operations of the AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising and media buying agencies, and implementing all marketing/media plans.  ARG performs these tasks subject to the approval of the AFA’s Board of Directors.  In addition to these responsibilities, ARG is obligated to pay for the general and administrative costs of the AFA, other than the cost of an annual audit of the AFA and certain other expenses specifically retained by the AFA.  ARG provided AFA with general and administrative services in 2009, as required under the Management Agreement.  Under the Management Agreement, ARG is also required to provide the AFA with appropriate office space at no cost to the AFA.  The Management Agreement with the AFA continues in effect until terminated by either party upon one year’s prior written notice.  In addition, the AFA may terminate the Management Agreement upon six months’ prior written notice if there is a change in the identity of any two of the individuals holding the titles of Chief Executive Officer, Chief Operating Officer or Chief Administrative Officer of ARG in any period of 36 months.  See Note 22 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information on AFA.

In addition to their contributions to the AFA, ARG and Arby’s domestic franchisees are also required to spend a reasonable amount, but not less than 3% of sales of their Arby’s restaurants, for local advertising; however, with the new AFA tiered rate structure discussed above, any AFA dues paid above 1.2% will be credited against the local advertising spend requirements.  The amount of expenditures for local advertising is divided between (i) individual local market advertising expenses and (ii) expenses of a cooperative area advertising program.  Contributions to the cooperative area advertising program, in which both company-owned and franchisee-owned restaurants participate, are determined by the local cooperative participants and are generally in the range of 3% to 5% of sales.  Domestic franchisee participants in our SMI program are not, however, required to make any expenditure for local advertising until their restaurants have been in operation for 36 months.

General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s and Arby’s franchising activities.  The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.  In addition, Wendy’s and Arby’s and their respective franchisees must comply with the federal Fair Labor Standards Act and the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions.  Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. As described more fully under “Item 3. Legal Proceedings,” one of ARG’s subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of ARG’s July 2005 acquisition of the RTM Restaurant Group.  Under a court approved settlement of that lawsuit, we estimate that ARG will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.

We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations.  We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Environmental Matters

Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs.  Our company-owned Wendy’s and Arby’s restaurants have not been the subject of any material environmental matters.  Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

We are involved in litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserved for all of our legal and environmental matters aggregating $6.3 million as of January 3, 2010.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Employees

As of January 3, 2010, Wendy’s/Arby’s and its subsidiaries had approximately 67,500 employees, including approximately 9,200 salaried employees and approximately 58,300 hourly employees.   We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

Because we are a holding company, our ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from our subsidiaries. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of our subsidiaries to pay cash dividends or other payments to us will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”) credit facilities and the indenture governing the Wendy’s/Arby’s Restaurants Senior Notes, which are described below in this Item 1A.

A substantial amount of our common stock is concentrated in the hands of certain stockholders.

Nelson Peltz, our Chairman and former Chief Executive Officer, and Peter May, our Vice Chairman and former President and Chief Operating Officer, beneficially own shares of our outstanding common stock that collectively constitute approximately 22% of our total voting power.

Messrs. Peltz and May may, from time to time, acquire beneficial ownership of additional shares of common stock.  On November 5, 2008, in connection with the tender offer of Trian Fund Management, L.P. and certain affiliates thereof for up to 40 million shares of our common stock, we entered into an agreement (such agreement, as amended, the “Trian Agreement”) with Messrs. Peltz and May and several of their affiliates (the “Covered Persons”) which provides, among other things, that: (i) to the extent the Covered Persons acquire any rights in respect of our common stock so that the effect of such acquisition would increase their aggregate beneficial ownership in our common stock to greater than 25%, the Covered Persons may not engage in a business combination (within the meaning of Section 203 of the Delaware General Corporation Law ) for a period of three years following the date of such occurrence unless such transaction would be subject to one of the exceptions set forth in Section 203(b)(3) through (7) (assuming for these purposes that 15% in the definition of interested stockholder contained in Section 203 was deemed to be 25%); (ii) for so long as we have a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall solicit proxies or submit any proposal for the vote of our stockholders or recommend or request or induce any other person to take any such actions or seek to advise, encourage or influence any other person with respect to our common stock, in each case, if the result of such action would be to cause the Board of Directors to be comprised of less than a majority of independent directors; and (iii) for so long as we have a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall engage in certain affiliate transactions with us without the prior approval of a majority of the Audit Committee or other committee of the Board of Directors that is comprised of independent directors. The Trian Agreement will terminate upon the earliest to occur of (i) the Covered Persons beneficially owning less than 15% of our common stock, (ii) November 5, 2011 (with respect to clauses (ii) and (iii) of the preceding sentence), and (iii) at such time as any person not affiliated with the Covered Persons makes an offer to purchase an amount of our common stock which when added to our common stock already beneficially owned by such person and its affiliates and associates equals or exceeds 50% or more of our common stock or all or substantially all of our assets or solicits proxies with respect to a majority slate of directors.

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

Our success depends in part upon the continued retention of certain key personnel.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team.  The failure by us to retain members of our senior management team could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

Acquisitions have been an element of our business strategy, but we cannot assure you that we will be able to identify appropriate acquisition targets in the future and that we will be able to successfully integrate any future acquisitions into our existing operations.

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

Our certificate of incorporation contains certain anti-takeover provisions and permits our board of directors to issue preferred stock without stockholder approval and limits our ability to raise capital from affiliates.

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

As of January 3, 2010, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as are currently being experienced by a significant number of Arby’s franchisees and some Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents and/or increase our notes receivable from franchisees.

Each brand may be unable to manage effectively the acquisition and disposition of restaurants, which could adversely affect our business and financial results.

Each brand acquires restaurants from franchisees and in some cases “re-franchises” these restaurants by selling them to new or existing franchisees.  The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable.  In addition, the operations of restaurants that each brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized.  Acquisitions of franchised restaurants pose various risks to brand operations, including:

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

In addition, engaging in acquisitions and dispositions places increased demands on the brand’s operational and financial management resources and may require us to continue to expand these resources.  If either brand is unable to manage the acquisition and disposition of restaurants effectively, its business and financial results could be adversely affected.

ARG does not exercise ultimate control over advertising for its restaurant system, which could harm sales and the brand.

Arby’s franchisees control the provision of national advertising and marketing services to the Arby’s  franchise system through the AFA, a company controlled by Arby’s franchisees.  Subject to ARG’s right to protect its trademarks, and except to the extent that ARG participates in the AFA  through its company-owned restaurants, the AFA has the right to approve all significant decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby’s system.  Although ARG has entered into a management agreement pursuant to which ARG, on behalf of the AFA, manages the day-to-day operations of the AFA, many areas are still subject to ultimate approval by the AFA’s independent board of directors, and the management agreement may be terminated by either party for any reason upon one year’s prior notice.  See “Item 1. Business—The Arby’s Restaurant System—Advertising and Marketing.”  In addition, local cooperatives run by operators of Arby’s restaurants in a particular local area (including ARG) make their own decisions regarding local advertising expenditures, subject to the requirement to spend at least the specified minimum amounts.  ARG’s lack of control over advertising could hurt sales and the Arby’s brand.

Neither Wendy’s nor ARG exercises ultimate control over purchasing for their respective restaurant system, which could harm sales and the brand.

Although Wendy’s and ARG ensure that all suppliers to their respective systems meet quality control standards, each brand’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through purchasing co-ops controlled by each brand’s franchisees.  The co-ops negotiate national contracts for such food, equipment and supplies.  Wendy’s is entitled to appoint two representatives on the board of directors of QSCC and participate in QSCC through its company-owned restaurants, but otherwise does not control the decisions and activities of QSCC except to ensure that all suppliers satisfy Wendy’s quality control standards.  ARG is entitled to appoint one representative on the board of directors of ARCOP and participates in ARCOP through its company-owned restaurants, but otherwise does not control the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby’s quality control standards.  If either co-op does not properly estimate the product needs of its respective system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and the financial condition of Wendy’s or ARG or the financial condition of each system’s franchisees could be hurt.

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

The recent disruptions in the national and global economies and financial markets, and the related reductions in the availability of credit, have resulted in high unemployment rates and declines in consumer confidence and spending, and have made it more difficult for businesses to obtain financing.  If such conditions persist, then they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  Such conditions may also adversely impact the ability of franchisees to build or purchase restaurants, remodel existing restaurants, renew expiring franchise agreements and make timely royalty and other payments.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.  If we or our franchisees are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

Additionally, we have entered into interest rate swaps and other derivative contracts as described in Note 9 to the Consolidated Financial Statements included in Item 8 herein, and we may enter into additional swaps in the future.  We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

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

As of January 3, 2010, Wendy’s leased or owned the land and/or the building for 1,391 Wendy’s restaurants and ARG leased or owned the land and/or the building for 1,169 Arby’s restaurants. Accordingly, each brand is subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Each brand is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.  In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.  See “Item 1. Business--General--Environmental Matters.”

Each brand leases real property generally for initial terms of 20 years with two to four additional options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Complaints or litigation may hurt each brand.

Occasionally, Wendy’s and Arby’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s or Arby’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s or Arby’s restaurant.  We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters.  Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance.  A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations.  Further, adverse publicity resulting from these allegations may hurt us and our franchisees.

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

Each Wendy’s and Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that we and/or our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings,” one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005.  Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our businesses.

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

As of January 3, 2010, we and our franchisees operated Wendy’s or Arby’s restaurants in 50 states and 21 foreign countries.  As of January 3, 2010 as detailed in “Item 2. Properties”, the 7 leading states by number of operating units were: Ohio, Florida, Texas, Michigan, Georgia, Pennsylvania and California.  This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s and Arby’s restaurants could have a material adverse impact on our results of operations in the future.

Wendy’s and its subsidiaries, and ARG and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement.

Under the amended and restated Arby’s Credit Agreement entered into as of March 11, 2009 by Wendy’s and its subsidiaries and ARG and its subsidiaries (collectively, the “Borrowers”), as amended on June 10, 2009 (as so amended, the “Credit Agreement”), substantially all of the assets of the Borrowers (other than real property) are pledged as collateral security. The Credit Agreement also contains financial covenants that, among other things, require the Borrowers to maintain certain aggregate leverage and interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens. If the Borrowers are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Credit Agreement, then they would be in default under the terms of the agreement, which would preclude the payment of dividends to Wendy’s/Arby’s Group, Inc., restrict access to their revolving lines of credit and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness.  See Note 8 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Credit Agreement.

As a result of the Senior Notes issued by Wendy’s/Arby’s Restaurants on June 23, 2009, we and our subsidiaries have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

As a result of the Senior Notes issued by Wendy’s/Arby’s Restaurants on June 23, 2009, certain of our subsidiaries have a significant amount of debt and debt service requirements. As of January 3, 2010, on a consolidated basis, there was approximately $1.5 billion of outstanding debt.

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under the Credit Agreement;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that are less leveraged.

In addition, certain of our subsidiaries also have significant contractual requirements for the purchase of soft drinks. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. These commitments could have an adverse effect on our liquidity and ability of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and the Credit Agreement restrict, but do not completely prohibit, us or our subsidiaries from doing so. In addition, the Senior Notes indenture allows Wendy’s/Arby’s Restaurants to issue additional Senior Notes under certain circumstances, which will also be guaranteed by the guarantors of the Senior Notes. The indenture also allows Wendy’s/Arby’s Restaurants to incur certain secured debt and allows our foreign subsidiaries to incur additional debt, which would be effectively senior to the Senior Notes. In addition, the indenture does not prevent Wendy’s/Arby’s Restaurants from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

The current decline in the global economy and credit crisis may significantly inhibit our ability to reduce and refinance our subsidiaries’ current indebtedness.

As of January 3, 2010, within 37 months our subsidiaries had approximately $251.5 million of indebtedness that is due under the Credit Agreement and $200.0 million of indebtedness due under the outstanding Wendy’s 6.25% senior notes due 2011. Depending on current and expected cash flows, our subsidiaries may need to refinance a significant portion of this indebtedness. During the third quarter of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our subsidiaries’ significant debt levels, may increase the cost of borrowing or adversely affect the ability to refinance the obligations of our subsidiaries as they become due. If we are unable to refinance our subsidiaries’ indebtedness or access additional credit, or if short-term or long-term borrowing costs of our subsidiaries dramatically increase, their ability to finance current operations and meet their short-term and long-term obligations could be adversely affected.

To service debt and meet its other cash needs, Wendy’s/Arby’s Restaurants will require a significant amount of cash, which may not be available to it.

The ability of Wendy’s/Arby’s Restaurants to make payments on, or repay or refinance, its debt, including the Senior Notes, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s/Arby’s Restaurants to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the indenture governing the Senior Notes, the Credit Agreement and other agreements Wendy’s/Arby’s Restaurants may enter into in the future. Specifically, Wendy’s/Arby’s Restaurants will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s/Arby’s Restaurants business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable Wendy’s/Arby’s Restaurants to pay its debt, including the Senior Notes, or to fund our dividend and other liquidity needs.

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

Wendy's plans to expand its breakfast initiative test in certain markets in 2010.  The breakfast daypart remains competitive and markets may prove difficult to penetrate.

The roll out of breakfast at Wendy’s has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from lunch, snack, dinner and late night hours. In addition, breakfast sales can cannibalize sales during other parts of the day and may have negative implications on food and labor costs and restaurant margins. Wendy's plans to expand its breakfast initiative test in four additional markets in 2010. Wendy’s will need to reinvest royalties earned and other amounts to build breakfast brand awareness with advertising and promotional activities. Capital investments will also be required at company-owned restaurants. As a result, breakfast sales and resulting profits may take longer than expected to reach targeted levels.

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

Due to significant financial weakness in the credit markets, current publicly available information of DFR, and our assessment of the likelihood of full repayment of the principal amount of the DFR Notes, we recorded an allowance for doubtful collectability of $21.2 million on the DFR Notes for the fourth quarter of 2008.  No additional allowance was recorded in 2009.  The repayment of the $48.0 million principal amount of DFR Notes due in 2012 received in connection with the Deerfield Sale and the payment of related interest are dependent on the cash flow of DFR, including Deerfield.  DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt and its activities also include the asset management business of Deerfield. Among the factors that may affect DFR’s ability to continue to pay the notes receivable and related interest are the current dislocation in the sub-prime mortgage sector and the current weakness in the broader credit market. These factors could result in increases in its borrowing costs and reductions in its liquidity and in the value of its investments, which could reduce DFR’s cash flows and may result in an additional provision for uncollectible notes receivable for us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 3, 2010:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate and Arby’s Headquarters	Atlanta, GA	Leased	184,251*
Former Corporate Headquarters	New York, NY	Leased	31,237**
Wendy’s Corporate Headquarters	Dublin, OH	Owned	249,025***
Wendy’s Restaurants of Canada Inc.	Oakville, Ontario Canada	Leased	35,125

* ARCOP, the independent Arby’s purchasing cooperative, and the Arby’s Foundation, a not-for-profit charitable foundation in which ARG has non-controlling representation on the board of directors, sublease approximately 2,680 and 3,800 square feet, respectively, of this space from ARG.

** A management company formed by Messrs. Nelson Peltz, our Chairman and former Chief Executive Officer, Peter W. May, our Vice Chairman and former President and Chief Operating Officer, and Edward P. Garden, our Former Vice Chairman and a member of our Board of Directors subleases approximately 26,600 square feet of this space from us.

*** QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases approximately 9,300 square feet of this space from Wendy’s.  This lease was entered into effective January 4, 2010.

At January 3, 2010, Wendy’s and its franchisees operated 6,541 Wendy’s restaurants.  Of the 1,391 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 634 restaurants, owned the building and held long-term land leases for 471 restaurants and held leases covering land and building for 286 restaurants.  Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate.  Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts.  Wendy’s also owned land and buildings for, or leased, 220 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company-owned and franchised restaurants using primarily the Bakery’s fleet of trucks. As of January 3, 2010 the Bakery employed approximately 360 people at the two facilities that had a combined size of approximately 205,000 square feet.

As of January 3, 2010, Arby’s and its franchisees operated 3,718 Arby’s restaurants.  Of the 1,169 company-owned Arby’s restaurants, ARG owned the land and/or the buildings with respect to 131 of these restaurants and leased or subleased the remainder.  As of January 3, 2010, ARG also owned 15 and leased 84 properties that were either leased or sublet principally to franchisees.  Our other subsidiaries also owned or leased a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

The location of company-owned and franchised restaurants as of January 3, 2010 is set forth below.

	Wendy’s		Arby’s
State	Company	Franchise	Company	Franchise
Alabama	—	96	70	33
Alaska	—	7	—	9
Arizona	46	54	—	83
Arkansas	—	64	—	44
California	57	217	41	87
Colorado	47	80	—	63
Connecticut	5	45	12	2
Delaware	—	15	—	19
Florida	187	299	92	86
Georgia	55	239	89	59
Hawaii	7	__	—	8
Idaho	—	30	—	22
Illinois	97	92	5	139
Indiana	5	172	99	83
Iowa	—	45	—	54
Kansas	11	64	—	51
Kentucky	3	140	48	85
Louisiana	55	73	—	30
Maine	5	15	—	8
Maryland	—	114	17	31
Massachusetts	71	22	—	5
Michigan	21	250	109	80
Minnesota	—	68	84	3
Mississippi	8	87	3	22
Missouri	29	56	4	78
Montana	—	17	—	18
Nebraska	—	34	—	50
Nevada	—	46	—	31
New Hampshire	4	21	—	—
New Jersey	21	118	17	10
New Mexico	—	38	—	30
New York	65	155	—	89
North Carolina	40	215	60	79
North Dakota	—	9	—	14
Ohio	77	350	104	182
Oklahoma	—	38	—	95
Oregon	19	33	21	16
Pennsylvania	79	179	91	60
Rhode Island	9	11	—	—
South Carolina	—	131	13	61
South Dakota	—	9	—	15
Tennessee	—	180	53	60
Texas	73	322	72	109
Utah	57	28	33	40
Vermont	—	5	—	—
Virginia	53	162	2	107
Washington	27	45	24	41
West Virginia	22	51	1	35
Wisconsin	—	63	4	86
Wyoming	—	14	1	15
District of Columbia	—	4	—	—
Domestic Subtotal	1,255	4,622	1,169	2,427

	Wendy’s		Arby’s
Country/Territory	Company	Franchise	Company	Franchise
Aruba	—	3	—	—
Bahamas	—	8	—	—
Canada	136	235	—	112
Cayman Islands	—	3	—	—
Costa Rica	—	5	—	—
Dominican Republic	—	4	—	—
El Salvador	—	14	—	—
Guam	—	2	—	—
Guatemala	—	7	—	—
Honduras	—	29	—	—
Indonesia	—	25	—	—
Jamaica	—	2	—	—
Malaysia	—	8	—	—
Mexico	—	24	—	—
New Zealand	—	15	—	—
Panama	—	5	—	—
Philippines	—	30	—	—
Puerto Rico	—	66	—	—
Singapore	—	1	—	—
Qatar	—	—	—	1
Turkey	—	—	—	8
United Arab Emirates	—	—	—	1
Venezuela	—	40	—	—
U. S. Virgin Islands	—	2	—	—
International Subtotal	136	528	—	122
Grand Total	1,391	5,150	1,169	2,549

Item 3. Legal Proceedings.

In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (“RTM”), which became a subsidiary of ours following our acquisition of the RTM Restaurant Group in July 2005.  The complaint alleged that the approximately 775 Arby’s restaurants owned by RTM and its affiliates failed to comply with Title III of the ADA.  The plaintiffs requested class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants.  The complaint did not seek monetary damages, but did seek attorneys’ fees.  Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which was approved by the court on August 10, 2006.  The settlement agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year.  The settlement agreement also applies to restaurants subsequently acquired by RTM and such affiliates.  ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring the restaurants into compliance under the settlement agreement, in addition to paying certain legal fees and expenses.

In addition to the legal matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $6.3 million as of January 3, 2010.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for our Common Stock is the New York Stock Exchange (symbol: WEN). Prior to the Wendy’s Merger on September 29, 2008, the principal market for our Common Stock and Class B Common Stock was the New York Stock Exchange (symbols: TRY and TRY.B, respectively).  Immediately prior to the Wendy’s Merger, each share of our Class B common stock was converted into Class A common stock on a one for one basis (the “Conversion”).  In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our former Class A common stock is now referred to as “Common Stock.” The high and low market prices for our Common Stock and former Class B Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

	Market Price
Fiscal Quarters	Common Stock		Class B
	High	Low	High		Low
2009
First Quarter ended March 29	$5.80	$3.86	N/A		N/A
Second Quarter ended June 28	5.78	3.55	N/A		N/A
Third Quarter ended September 27	5.54	3.80	N/A		N/A
Fourth Quarter ended January 3	5.04	3.95	N/A		N/A

2008
First Quarter ended March 30	$9.82	$6.47	$10.11		$6.76
Second Quarter ended June 29	7.35	5.88	7.91		5.90
Third Quarter ended September 28	6.65	4.75	7.06		4.72
Fourth Quarter ended December 28	6.90	2.63	6.75	(a)	4.20	(a)

(a) In connection with the Wendy’s Merger effective September 29, 2008, Wendy’s/Arby’s stockholders approved a charter amendment to convert each share of the then existing Triarc Class B common stock into one share of Wendy’s/Arby’s Common Stock. The prices for the fourth quarter of 2008 are for the September 29 trading day only.

Our Common Stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. Prior to the Wendy’s Merger, our Class B Common Stock was entitled to one-tenth of a vote per share.  Our Class B Common Stock was also entitled to vote as a separate class with respect to any merger or consolidation in which the Company was a party unless each holder of a share of Class B Common Stock received the same consideration as a holder of Common Stock, other than consideration paid in shares of common stock that differed as to voting rights, liquidation preference and dividend preference to the same extent that our Common Stock and Class B Common Stock differed.  In accordance with the Certificate of Designation for our Class B Common Stock, and subsequent resolutions adopted by our board of directors, our Class B Common Stock was entitled, through March 30, 2008, to receive regular quarterly cash dividends equal to at least 110% of any regular quarterly cash dividends paid on our Common Stock.  Thereafter, each share of our Class B Common Stock was entitled to at least 100% of the regular quarterly cash dividend paid on each share of our Common Stock.  In addition, our Class B Common Stock had a $.01 per share preference in the event of any liquidation, dissolution or winding up of the Company and, after each share of our Common Stock also received $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Common Stock in any remaining assets of the Company.

We have no class of equity securities currently issued and outstanding except for our Common Stock.  However, we are currently authorized to issue up to 100 million shares of preferred stock.

During our 2009 fiscal year, we paid regular quarterly cash dividends of $0.015 per share of Common Stock.

During our 2008 fiscal year, we paid regular quarterly cash dividends of $0.08 and $0.09 per share on our Common Stock and Class B Common Stock, respectively, through June 16, 2008. The dividend declared on September 19, 2008 and paid on October 3, 2008 for both Common Stock and Class B Common Stock was for $0.08 per share. The dividend declared on December 1, 2008 and paid on December 15, 2008 was for $0.015 per share of Common Stock.

During the 2010 first quarter, we declared dividends of $0.015 per share to be paid on March 15, 2010 to shareholders of record as of March 1, 2010.  Although we currently intend to continue to declare and pay regular quarterly cash dividends, there can be no assurance that any additional regular quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any.  Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as our earnings, financial condition, cash requirements and other factors.

Our ability to meet our cash requirements is primarily dependent upon our cash and cash equivalents on hand, cash flows from Wendy’s and ARG, including loans, cash dividends, reimbursement by ARG to us in connection with providing certain management services, and payments by Wendy’s and ARG under tax sharing agreements. Our cash requirements include, but are not limited to, interest and principal payments on our indebtedness.  Under the terms of the amended and restated Arby’s Credit Agreement (see “Item 1A. Risk Factors—Risks Related to Wendy’s and Arby’s Businesses – Wendy’s International, Inc. and its subsidiaries, and ARG and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement”), there are restrictions on the ability of the Co-Borrowers (including Wendy’s and ARG) to pay any dividends or make any loans or advances to us.  The ability of Wendy’s and ARG to pay cash dividends or make any loans or advances as well as to make payments for the management services and under the tax sharing agreement to us is also dependent upon their ability to achieve sufficient cash flows after satisfying their cash requirements, including debt service. See Note 8 of the Financial Statements and Supplementary Data included in Item 8 herein, and “Management’s Discussion and Analysis – Results of Operations and Liquidity and Capital Resources” in Item 7 herein, for further information on the Credit Agreement.

As of February 26, 2010, there were approximately 47,077 holders of record of our Common Stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2009:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
September 28, 2009 through October 25, 2009	---	---	4,964,150	$2,915,024
October 26, 2009 through November 22, 2009	---	---	479,817	$50,853,347
November 23, 2009 through January 3, 2010	---	---	6,618,400	$46,618,453
Total	---	---	12,062,367	$46,618,453

(1)
On August 4, 2009, our Board of Directors authorized a $50.0 million common stock repurchase program to remain in effect through January 2, 2011, which allows us to repurchase up to $50.0 million of our Common Stock when and if market conditions warrant and to the extent legally permissible. From that date and through September 27, 2009, we repurchased 4.8 million shares for an aggregate purchase price of $25.1 million, excluding commissions of $0.1 million. On November 3, 2009 and December 10, 2009, our Board of Directors authorized our management to repurchase through January 2, 2011 up to an additional $50.0 million and $25.0 million, respectively, of our Common Stock.

On January 27, 2010, our Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $75.0 million of our Common Stock.

Item 6.               Selected Financial Data.

	Year Ended (1)
	January 3, 2010		December 28, 2008 (2)		December 30, 2007(2)		December 31, 2006(2)		January 1, 2006(2)
(In millions, except per share amounts)

Sales	$3,198.3		$1,662.3		$1,113.4		$1,073.3		$570.8
Franchise revenues	382.5		160.5		87.0		82.0		91.2
Asset management and related fees	-		-		63.3		88.0		65.3
Revenues	3,580.8		1,822.8		1,263.7		1,243.3		727.3
Operating profit (loss)	112.0	(5)	(413.6	) (6)	19.9	(7)	44.6		(31.4	) (9)
Income (loss) from continuing operations	3.5	(5)	(482.0	) (6)	15.1	(7)	0.7	(8)	(49.7	) (9)
Income from discontinued operations	1.6		2.2		1.0		-		3.3
Net income (loss)	5.1	(5)	(479.8	) (6)	16.1	(7)	(10.9	) (8)	(55.2	) (9)
Basic and diluted income (loss) per share (3):
Continuing operations:
Common stock	.01		(3.06)		.15		(.13)		(.84)
Class B common stock	N/A		(1.26)		.17		(.13)		(.84)
Discontinued operations:
Common stock	-		.01		.01		-		.05
Class B common stock	N/A		.02		.01		-		.05
Net income (loss)
Common stock	.01		(3.05)		.16		(.13)		(.79)
Class B common stock	N/A		(1.24)		.18		(.13)		(.79)
Cash dividends per share:
Common stock	.06		.26		.32		.77		.29
Class B common stock	N/A		.26		.36		.81		.33
Working capital (deficiency)	403.8		(121.7)		(36.9)		161.2		295.6
Properties	1,619.2		1,770.4		504.9		488.5		443.9
Total assets	4,975.4		4,645.6		1,454.6		1,560.4		2,809.5
Long-term debt	1,500.8		1,081.2		711.5		701.9		894.5
Stockholders’ equity	2,336.3		2,383.4		449.8		492.0		441.7
Weighted average shares outstanding (4):
Common stock	466.2		137.7		28.8		27.3		23.8
Class B common stock	N/A		48.0		63.5		59.3		46.2

(1)   Wendy’s/Arby’s Group, Inc. and its subsidiaries (the “Company”) reports on a fiscal year consisting of 53 or 52 weeks ending on the Sunday closest to December 31.  Except for the 2009 fiscal year which contained 53 weeks, each of the Company’s fiscal years presented above contained 52 weeks.  All references to years relate to fiscal years rather than calendar years. The financial position and results of operations of Wendy’s International, Inc. (“Wendy’s”) are included commencing with the date of the Wendy’s Merger, September 29, 2008.  Immediately prior to the Wendy’s Merger, each share of our Class B common stock was converted into Class A common stock on a one for one basis.  In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our former Class A common stock is now referred to as “Common Stock.” The financial position and results of operations of RTM Restaurant Group (“RTM”) are included commencing with its acquisition by the Company on July 25, 2005. Deerfield & Company LLC (“Deerfield”), in which the Company held a 63.6% capital interest from July 22, 2004 through its sale on December 21, 2007, Deerfield Opportunities Fund, LLC (the “Opportunities Fund”), which commenced on October 4, 2004 and in which our investment was effectively redeemed on September 29, 2006, and DM Fund LLC, which commenced on March 1, 2005 and in which our investment was effectively redeemed on December 31, 2006, reported on a calendar year ending on December 31 through their respective sale or redemption dates.

(2)    Selected financial data reflects the changes related to the adoption of the following accounting standards:

(a) As of January 1, 2007, we utilized a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns. We utilized a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled. There was no effect on the 2007 or prior period statements of operations.  However, there was a net reduction of $2.3 in stockholders’ equity as of January 1, 2007.

(b) As of January 1, 2007, the Company accounted for scheduled major aircraft maintenance overhauls in accordance with the direct expensing method under which the actual cost of such overhauls was recognized as expense in the period it is incurred. Previously, the Company accounted for scheduled major maintenance activities in accordance with the accrue-in-advance method under which the estimated cost of such overhauls was recognized as expense in periods through the scheduled date of the respective overhaul with any difference between estimated and actual cost recorded in results from operations at the time of the actual overhaul. The Company credited $0.6 and $0.7 to operating profit and $0.4 and $0.5 to income from continuing operations and net income for 2006 and 2005, respectively.

(c) As of January 2, 2006, the Company measured the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant. The Company previously used the intrinsic value method to measure employee share-based compensation. Under the intrinsic value method, compensation cost for the Company’s stock options was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. There was no effect from the adoption of this new accounting methodology on the financial statements for all periods presented prior to the accounting change.

(d) As of December 29, 2008, the Company adopted new accounting guidance related to non-controlling interests (formerly referred to as minority interests).  This adoption resulted in the retrospective reclassification of minority interests from its former presentation as a liability to “Stockholder’s equity.” The reclassifications were $0.l, $0.9, $14.2 and $43.4 for 2008, 2007, 2006 and 2005 respectively. Additionally, in accordance with the new guidance, the loss from continuing operations in 2006 and 2005 excludes the effect of income attributable to non-controlling interests of $11.5 and $8.8, respectively. Income attributable to non-controlling interests in 2008 and 2007 was not material.

(3)   For the purposes of calculating income per share amounts for 2007, net income was allocated between the shares of the Company’s common stock and the Company’s Class B common stock based on the actual dividend payment ratio. For the purposes of calculating loss per share, the net loss for all years through 2008 was allocated equally between Common Stock and Class B common stock.

(4)   The number of shares used in the calculation of diluted income per share in 2009 and 2007 consist of the weighted average common shares outstanding for each class of common stock and potential shares of common stock reflecting the effect of 483 dilutive stock options and nonvested restricted shares for 2009 and 129 for the Company’s common stock and 759 for the Company’s Class B common stock for 2007. The number of shares used in the calculation of diluted income (loss) per share is the same as basic income (loss) per share for 2008, 2006 and 2005 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for these years.

(5)   Reflects significant charges recorded in 2009 of $82.1 million charged to operating profit for impairment of long-lived assets other than goodwill and $50.9 million charged to income from continuing operations and net income related to these charges.

(6)   Reflects certain significant charges and credits recorded during 2008 as follows: $460.1 charged to operating loss consisting of a goodwill impairment for the Arby’s Company-owned restaurant reporting unit; $484.0 charged to loss from continuing operations and net loss representing the aforementioned $460.1 charged to operating loss and other than temporary losses on investments of $112.7 partially offset by $88.8 of income tax benefit related to the above charges.

(7)   Reflects certain significant charges and credits recorded during 2007 as follows: $45.2 charged to operating profit, consisting of facilities relocation and corporate restructuring costs of $85.4 less $40.2 from the gain on sale of the Company’s interest in Deerfield; $16.6 charged to income from continuing operations and net income representing the aforementioned $45.2 charged to operating profit offset by $15.8 of income tax benefit related to the above charge, and a $12.8 previously unrecognized prior year contingent tax benefit related to certain severance obligations to certain of the Company’s former executives.

(8)   Reflects a significant charge recorded during 2006 as follows: $9.0 charged to loss from continuing operations and net loss representing a $14.1 loss on early extinguishments of debt related to conversions or effective conversions of the Company’s 5% convertible notes due 2023 and prepayments of term loans under the Company’s senior secured term loan facility, partially offset by an income tax benefit of $5.1 related to the above charge.

(9)   Reflects certain significant charges and credits recorded during 2005 as follows: $58.9 charged to operating loss representing (1) share-based compensation charges of $28.3 representing the intrinsic value of stock options which were exercised by the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer and subsequently replaced on the date of exercise, the grant of contingently issuable performance-based restricted shares of the Company’s Class A and Class B common stock and the grant of equity interests in two of the Company’s then subsidiaries, (2) a $17.2 loss on settlements of unfavorable franchise rights representing the cost of settling franchise agreements acquired as a component of the acquisition of RTM with royalty rates below the 2005 standard 4% royalty rate that the Company receives on new franchise agreements and (3) facilities relocation and corporate restructuring charges of $13.5; $67.5 charged to loss from continuing operations representing the aforementioned $58.9 charged to operating loss and a $35.8 loss on early extinguishments of debt upon a debt refinancing in connection with the acquisition of RTM, both partially offset by $27.2 of income tax benefit relating to the above charges; and $64.2 charged to net loss representing the aforementioned $67.5 charged to loss from continuing operations partially offset by income from discontinued operations of $3.3 principally resulting from the release of reserves for state income taxes that were no longer required.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part 1” preceding “Item 1 - Business.”  You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

On September 29, 2008, we completed the merger (the “Wendy’s Merger”) with Wendy’s International, Inc. (“Wendy’s”) described below under “Introduction and Executive Overview – Merger with Wendy’s International, Inc.”, and our corporate name Triarc Companies, Inc., (“Triarc”), was changed to Wendy’s/Arby’s Group, Inc. The references to the “Company” or “we” for periods prior to September 29, 2008 refer to Triarc and its subsidiaries.  Because the Wendy’s Merger did not occur until the first day of our 2008 fourth quarter, only the fourth quarter results of operations of Wendy’s are included in our 2008 results.  The results of operations discussed below for 2008 and 2007 will not be indicative of future results due to the consummation of the Wendy’s Merger as well as the 2007 sale of our interest in Deerfield & Company LLC (“Deerfield”) discussed below.

Introduction and Executive Overview

Our Business

Wendy’s/Arby’s is the parent company of its wholly-owned subsidiary holding company Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”). Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. and Arby’s Restaurant Group, Inc. (“ARG” or “Arby’s”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants. As of January 3, 2010, the Wendy’s restaurant system was comprised of 6,541 restaurants, of which 1,391 were owned and operated by the Company. As of January 3, 2010, the Arby’s restaurant system was comprised of 3,718 restaurants, of which 1,169 were owned and operated by the Company. All 2,560 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).  In 2007, we also operated in the asset management business through our 63.6% capital interest in Deerfield which was sold on December 21, 2007 (the “Deerfield Sale”) to Deerfield Capital Corp. (“DFR”).

Restaurant business revenues for 2009 include: (1) $3,086.5 million of sales from Company-owned restaurants, (2) $111.8 million from the sale of bakery items and kid’s meal promotion items to our franchisees and others, (3) $353.1 million from royalty income from franchisees and (4) $29.4 million of other franchise related revenue. Our revenues increased significantly in 2009 and 2008 due to the Wendy’s Merger.  All of our Wendy’s and substantially all of our Arby’s royalty agreements provide for royalties of 4.0% of franchise revenues for the year ended January 3, 2010.  In our former asset management business, revenues were derived through the date of the Deerfield Sale in the form of asset management and related fees from our management of (1) collateralized debt obligation vehicles (“CDOs”) and (2) investment funds and private investment accounts (“Funds”).

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•	Industry-wide declines in same-store sales of all segments of the restaurant industry, including quick service restaurants (“QSR”);

•
Continued lack of general consumer confidence in the economy and the effect of decreases in many consumers’ discretionary income caused by factors such as (1) volatility in the financial markets and recessionary economic conditions, including high unemployment levels and (2) a significant decline in the real estate market, although that market has shown some improvement in recent months;

•
Continued and increasingly aggressive price competition in the QSR industry, as evidenced by (1) value menus, which offer lower prices on some menu items, (2) the use of coupons and other price discounting and (3) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering take-out food;

•
Increased availability to consumers of product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products, and (3) sandwiches with perceived higher levels of freshness, quality and customization; and

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

Other

•
A significant portion of both our Wendy’s and Arby’s restaurants are franchised and, as a result, we receive revenue in the form of royalties (which are generally based on a percentage of sales at franchised restaurants), rent and other fees from franchisees. Arby’s franchisee related accounts receivable and estimated reserves for uncollectibility have increased significantly, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees. The financial condition of a number of Arby’s franchisees resulted in a net decrease in the number of franchised restaurants in 2009 and also affects franchisees’ ability to make required contributions to national and local advertising programs;

•
Weakness in the overall credit markets, including availability in the lending markets typically used to finance new unit development and remodels. Tightened credit conditions and economic pressures have negatively impacted franchisees, including the ability of some franchisees to meet their commitments under development, rental and franchise license agreements.

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

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Grow same-store sales at Wendy’s and Arby’s by introducing innovative new menu items, enhancing the customer experience with operational excellence, and improving affordability with everyday value menu items;

•	Continue to improve Wendy’s Company-owned restaurant margins;

•	Expand our restaurant base in North America and accelerate our program to remodel restaurants;

•	Invest in our international business to grow substantially in key markets outside of North America; and

•	Possibly acquire other restaurant companies.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

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

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kid’s meal promotion items sold to franchisees), divided by sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items sold to franchisees). Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Merger with Wendy’s International, Inc.

On September 29, 2008, we completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A Common Stock for each share of Wendy’s common stock owned. Immediately prior to the Wendy’s Merger, each share of our Class B Common Stock was converted into Class A Common Stock on a one for one basis (the “Conversion”).  In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our Class A Common Stock is now referred to as “Common Stock.”

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants issued $565.0 million principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. This original $13.9 million discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Deerfield

On December 21, 2007, we completed the Deerfield Sale to DFR resulting in non-cash proceeds aggregating $134.6 million, consisting of 9.6 million shares of convertible preferred stock of DFR (“the DFR Preferred Stock”) with a then estimated fair value of $88.4 million and $48.0 million principal amount of series A senior secured notes of DFR due in December 2012 (the “DFR Notes”) with a then estimated fair value of $46.2 million.  We also owned an additional 0.2 million common shares in DFR.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the 9.6 million preferred shares we held into a like number of shares of common stock.  During the first quarter of 2008, our Board of Directors approved the distribution of our 9.8 million shares of DFR common stock, which included the 0.2 million common shares of DFR discussed above, to our stockholders. The dividend, which was valued at $14.5 million, was paid on April 4, 2008 to holders of record of our Common Stock and our then outstanding Class B common stock.

In 2008, in response to unanticipated credit and liquidity events, DFR announced changes to its business model and significant losses. Based on these events and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9.8 million common shares was impaired. As a result, we recorded an other than temporary loss which is included in “Other than temporary losses on investments,” of $68.1 million during the first quarter of 2008. As a result of the distribution of the DFR common stock, the income tax loss that resulted from the decline in value of our investment of $68.1 million was not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

However, due to significant financial weakness in the credit markets, publicly available information of DFR, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, we recorded an allowance for doubtful collectability of $21.2 million on the DFR Notes in the fourth quarter of 2008.  This charge is included in “Other than temporary losses on investments.”

Related Party Transactions

Corporate Restructuring

In 2007, we completed the transition that was announced in April 2007 whereby we closed our New York headquarters and combined our corporate operations with our restaurant operations in Atlanta, Georgia (the “Corporate Restructuring”). To facilitate this transition, we had entered into contractual settlements (the “Contractual Settlements”) with our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer, (collectively, the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  In addition, we sold properties and other assets at our former New York headquarters in 2007 to an affiliate of the Former Executives and we incurred charges for the transition severance arrangements of other New York headquarters’ executives and employees who continued to provide services as employees through the 2008 first quarter.  The Corporate Restructuring included the transfer of substantially all of our senior executive responsibilities to our executive team in Atlanta, Georgia.

Equities Account

Prior to 2007, we invested $75.0 million in brokerage accounts (the “Equities Account”), which was managed by a management company (the “Management Company”) formed by the Former Executives and a director, who is our former Vice Chairman

(collectively with the Former Executives, the “Principals”).  The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns.

In June 2009, we and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that we would be permitted to withdraw all amounts in the Equities Account on an accelerated basis (the “Early Withdrawal”) effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company, which was terminated on June 26, 2009, we had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47.0 million was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, we agreed to pay the Management Company $5.5 million (the “Withdrawal Fee”), were not required to return the $47.0 million referred to above and were no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37.4 million (the “Equities Sale”), of which $31.9 million was received by us, net of the Withdrawal Fee, and for which we realized a gain of $2.3 million in 2009, both included in “Investment expense (income), net.”

Services Agreement

Wendy’s/Arby’s and the Management Company entered into a new services agreement (the “New Services Agreement”) which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the New Services Agreement, the Management Company will assist us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. Pursuant to the terms of this agreement, we are paying the Management Company a service fee of $0.25 million per quarter, payable in advance commencing July 1, 2009. In addition, in the event the Management Company provides substantial assistance to us in connection with a merger or acquisition, corporate finance and/or similar transaction that is consummated at any time during the period commencing on the date the New Services Agreement was executed and ending six months following the expiration of its term, we will negotiate a success fee to be paid to the Management Company which is reasonable and customary for such transactions.

Under a prior services agreement which commenced on June 30, 2007 and expired on June 30, 2009, (the “Services Agreement”) the Management Company provided a broader range of professional and strategic services to us in connection with our corporate restructuring and the transition of all executive management responsibilities as described above.

We paid approximately $5.4 million in fees for corporate finance advisory services in 2009 to the Management Company in connection with the issuance of the Senior Notes.

Liquidation Services Agreement

On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) whereby, the Management Company will assist us in the sale, liquidation or other disposition of our cost investments and DFR Notes,  (the “Legacy Assets”), which are not related to the Equities Account.  As of the date of the Liquidation Services Agreement, the Legacy Assets were valued at $36.6 million (the “Target Amount”).  The Liquidation Services Agreement, which expires June 30, 2011, provides that we will pay the Management Company a fee of $0.9 million in two installments, which is being recognized over the term of the agreement and included in “General and administrative.” In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of and the aggregate net proceeds to us are in excess of the Target Amount, then we will pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.

Aircraft Agreements

During 2009, the time share agreements with the Principals and the Management Company for the use of two of our aircraft expired.  One of the aircraft was sold in 2009 to an unrelated third party.

Wendy’s/Arby’s and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under a time share agreement.  The Aircraft Lease Agreement provides that the Company will lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010. The Aircraft Lease Agreement provides that TASCO will pay $10,000 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. We will continue to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs. The Aircraft Lease Agreement may be terminated by us without penalty in the event we sell the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale.

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC now manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management will facilitate continuity of supply and provide consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the North American supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North American operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15.5 million to QSCC over an 18 month period in order to provide funding for start-up costs, operating expenses and cash reserves. Future operations will be funded by all members of QSCC, including Wendy’s and its franchisees. The required payments by Wendy’s under the Co-op Agreement were expensed in the fourth quarter of 2009 and included in “General and administrative.”  Effective January 4, 2010, the QSCC will be leasing 9,333 square feet of office space from Wendy’s for a two year period for an average annual rental of $0.1 million with five one-year renewal options.

ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby’s franchisees and operates under a previously established agreement similar to the Wendy’s Co-op Agreement.

Revolving credit facilities

On December 31, 2009, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system in which we have voting interests of substantially less than 50%, entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5.5 million to AFA, was amended on February 25, 2010 to provide for revolving loans up to $14.5 million.  Under the terms of this agreement; outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  As of January 3, 2010, the outstanding balance under this agreement was $5.1 million.

Presentation of Financial Information

Our fiscal reporting periods consist of 53 or 52 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2010” or “2009”, which consisted of 53 weeks and (2) “the year ended December 28, 2008” or “2008” and “the year ended December 31, 2007” or “2007,” both of which consisted of 52 weeks.

Results of Operations

	2009		2008		2007
	Amount	Change	Amount	Change	Amount
	(in millions)
Revenues:
Sales	$3,198.3	$1,536.0	$1,662.3	$548.9	$1,113.4
Franchise revenues	382.5	222.0	160.5	73.5	87.0
Asset management and related fees	-	-	-	(63.3)	63.3
	3,580.8	1,758.0	1,822.8	559.1	1,263.7
Costs and expenses:
Cost of sales	2,728.4	1,312.9	1,415.5	521.0	894.5
Cost of services	-	-	-	(25.2)	25.2
General and administrative	452.7	204.0	248.7	43.3	205.4
Depreciation and amortization	190.3	102.0	88.3	22.1	66.2
Goodwill impairment	-	(460.1)	460.1	460.1	-
Impairment of other long-lived assets	82.1	62.9	19.2	12.1	7.1
Facilities relocation and corporate restructuring	11.0	7.1	3.9	(81.5)	85.4
Gain on sale of consolidated business	-	-	-	40.2	(40.2)
Other operating expense, net	4.3	3.6	0.7	0.5	0.2
	3,468.8	1,232.4	2,236.4	992.6	1,243.8
Operating profit (loss)	112.0	525.6	(413.6)	(433.5)	19.9
Interest expense	(126.7)	(59.7)	(67.0)	(5.7)	(61.3)
Investment (expense) income, net	(3.0)	(12.4)	9.4	(52.7)	62.1
Other than temporary losses on investments	(3.9)	108.8	(112.7)	(102.8)	(9.9)
Other income (expense), net	1.5	(1.2)	2.7	6.8	(4.1)
(Loss) income from continuing operations before income taxes	(20.1)	561.1	(581.2)	(587.9)	6.7
Benefit from income taxes	23.6	(75.7)	99.3	90.9	8.4
Income (loss) from continuing operations	3.5	485.4	(481.9)	(497.0)	15.1
Income from discontinued operations, net of income taxes	1.6	(0.6)	2.2	1.2	1.0
Net income (loss)	$5.1	$484.8	$(479.7)	$(495.8)	$16.1

Restaurant statistics:
Wendy’s same-store sales (a):	2009	Fourth Quarter 2008
North America Company-owned restaurants	(1.7)%	3.6%
North America franchised restaurants	(0.3)%	3.8%
North America systemwide	(0.7)%	3.7%

Arby’s same-store sales:	2009	2008	2007
North America Company-owned restaurants	(8.2)%	(5.8)%	(1.3)%
North America franchised restaurants	(9.0)%	(3.6)%	1.1%
North America systemwide	(8.8)%	(4.3)%	0.3%

Restaurant margin:
	2009	Fourth Quarter 2008
Wendy’s (a)	14.9%	11.7%

	2009	2008	2007
Arby’s	13.9%	16.1%	19.7%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count (a):
Restaurant count at September 29, 2008	1,404	5,221	6,625
Opened since September 29, 2008	6	32	38
Closed since September 29, 2008	(5)	(28)	(33)
Net purchased from (sold by) franchisees since September 29, 2008	1	(1)	-
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	10	53	63
Closed	(13)	(139)	(152)
Net (sold to) purchased by franchisees	(12)	12	-
Restaurant count at January 3, 2010	1,391	5,150	6,541

Arby’s restaurant count:
Restaurant count at December 30, 2007	1,106	2,582	3,688
Opened	40	87	127
Closed	(15)	(44)	(59)
Net purchased from (sold by) franchisees	45	(45)	-
Restaurant count at December 28, 2008	1,176	2,580	3,756
Opened	5	54	59
Closed	(23)	(74)	(97)
Net purchased from (sold by) franchisees	11	(11)	-
Restaurant count at January 3, 2010	1,169	2,549	3,718
Total Wendy’s/Arby’s restaurant count at January 3, 2010	2,560	7,699	10,259

	2009	2008	2007
	(52 weeks)
Company-owned average unit volumes:	(in thousands)
Wendy’s – North America	$1,421.9	$1,452.9	$1,436.7
Arby’s – North America	$896.7	$966.9	$1,016.0

________________
(a)	Wendy’s data for 2008, other than average unit volumes, is only for the period commencing with the September 29, 2008 merger date through the end of the fiscal year.

Sales
	Change
	2009	2008
	(in millions)

Wendy’s	$1,603.3	$530.8
Arby’s	(67.3)	18.1
	$1,536.0	$548.9

The increase in sales in both 2009 and 2008 was primarily due to the Wendy’s Merger. In addition, sales for the 53rd week in 2009 for Wendy’s and Arby’s were $35.3 million and $15.9 million, respectively. Wendy’s North America Company-owned same-store sales for 2009, excluding the impact of fewer restaurants serving breakfast in 2009 as compared to 2008 and the effect of the 53rd week in 2009, would have decreased approximately 0.3%. In 2009, Arby’s sales decrease was primarily attributable to the 8.2% decrease in Arby’s North America Company-owned same-store sales.  In 2008, Arby’s sales increase was attributable to the $80.0 million increase in sales from the 70 net Arby’s North America Company-owned restaurants added in 2008 as substantially offset by a $61.9 million decrease in sales due to a 5.8% decrease in Arby’s North America Company-owned same-store sales.  Of the 45 net restaurants acquired from franchisees in 2008, 41 are in the California market (the “California Restaurants”) and were purchased from a franchisee on January 14, 2008 (the “California Restaurant Acquisition”).  The California Restaurants generated approximately $36.0 million of sales in 2008.

In 2009 and 2008 Arby’s North America Company-owned same-store sales were impacted by the restaurant industry trends, negative general economic trends and competitive pressures described in “Introduction and Executive Overview – Our Business.”  In addition, the 2009 Arby’s same-store sales were negatively impacted by a decrease in the number of national advertising campaigns; however, certain aggressive Arby’s value promotions partially mitigated this negative impact.

Franchise Revenues
	Change
	2009	2008
	(in millions)
Wendy’s	$228.2	$74.6
Arby’s	(6.2)	(1.1)
	$222.0	$73.5

The increase in franchise revenues in both 2009 and 2008 was primarily due to the Wendy’s Merger. Wendy’s franchised restaurant sales were not significantly impacted by changes in the number of restaurants serving breakfast in 2009. Wendy’s franchised restaurant closings include 71 restaurants in Japan which closed at the expiration of the franchise agreement on December 31, 2009. Franchise revenues for the 53rd week in 2009 for Wendy’s and Arby’s were approximately $4.8 million and $1.3 million, respectively. The decrease in Arby’s franchise revenues in 2009 was primarily attributable to the 9.0% decrease in same-store sales for North America franchised restaurants.  The 2008 decrease was primarily attributable to the effect of the January 2008 acquisition of the California Restaurants whereby previously franchised restaurants became Company-owned and the 3.6% decrease in same-store sales for Arby’s franchised restaurants.

In 2009 and 2008, same-store sales of our Arby’s franchised restaurants were negatively impacted by the same industry and economic factors mentioned above.  In addition, in 2009, the franchised restaurants were disproportionately negatively affected by less national media advertising as certain underpenetrated franchise markets did not have sufficient local media advertising to offset the decrease in national advertising.  In 2008, however, the use of incremental national media advertising had a positive effect on the Arby’s franchised restaurants which slightly offset the negative impact of the industry and economic factors discussed above.

Asset Management and Related Fees

As a result of the Deerfield Sale on December 21, 2007, there were no asset management and related fees in 2009 or 2008. Our asset management and related fees in 2007 were generated entirely from the management of CDOs and Funds by Deerfield.

Restaurant Margin
	2009		2008		2007
	Amount	Change	Amount	Change	Amount

Wendy’s	14.9%	N/A	11.7% (a)	N/A	N/A
Arby’s	13.9%	(2.2) ppt	16.1%	(3.6) ppt	19.7%
Consolidated	14.6%	(0.2) ppt	14.7%	(5.0) ppt	19.7%
________
(a) The 2008 Wendy’s restaurant margin includes only the 2008 fourth quarter.

The percentage increase in the Wendy’s restaurant margin in 2009 as compared to the fourth quarter of 2008 was primarily attributable to improvements in labor and certain controllable costs, partially due to ongoing operational improvements and the effect of price increases in 2009.  The percentage decrease in the Arby’s restaurant margin in 2009 as compared to 2008 was primarily attributable to the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs and the targeted product discounting of a number of Arby’s menu items which was partially offset by decreases in commodity costs. The impact of the 53rd week in 2009 on restaurant margin was not material for either brand.

The percentage decrease in the Arby’s restaurant margin in 2008 as compared to 2007 was due to (1) the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs, (2) higher utilities, (3) fuel costs under new distribution contracts that became effective in the third quarter of 2007, (4) increased advertising which was anticipated to generate additional customer traffic but did not, (5) an increase in labor costs primarily due to the effect of Federal and state minimum wage increases in 2008 and (6) higher cost of beef and other commodities.

Cost of Services

As a result of the Deerfield Sale, we did not incur any cost of services in 2009 or 2008.  For 2007, our cost of services was from the management of CDOs and Funds by Deerfield.

General and Administrative
	Change
	2009	2008
	(in millions)

Wendy’s Merger	$161.7	$79.5
Wendy’s Co-op Agreement	15.5	-
Integration costs related to the Wendy’s Merger	14.3	2.3
Incentive compensation	9.7	(9.8)
Provision for doubtful accounts	6.5	0.5
Salaries and wages	4.0	4.5
Services agreements	(5.3)	3.5
Aircraft expenses	(2.1)	(0.4)
Asset management segment costs	-	(24.8)
Corporate Restructuring	-	(14.0)
Relocation costs	-	(2.2)
Other	(0.3)	4.2
	$204.0	$43.3

The increases for 2009 and 2008 were primarily due to the Wendy’s Merger as well as increases in (1) integration costs related to the Wendy’s Merger which increased to $16.6 million in 2009 from $2.3 million in 2008 and (2) salaries and wages due to staffing and other expenses associated with the establishment of the shared services center in Atlanta, Georgia. Our 2009 general and administrative expenses were also significantly impacted by (1) required future payments expensed in the 2009 fourth quarter as a result of the Wendy’s Co-op Agreement, (2) increases in certain incentive compensation accruals due to stronger consolidated operating performance versus plan in 2009 as compared to weaker consolidated operating performance versus plan in 2008 and (3) an increase in the provision for doubtful accounts primarily associated with the collectability of Arby’s franchisee receivables. The 2009 increases in general and administrative expenses were partially offset by (1) a decrease in fees for the New Services Agreement, as compared to fees incurred under the Services Agreement in 2008 and (2) a decrease in costs associated with our corporate aircraft as a result of the termination of the time share agreements and the establishment of a new aircraft lease agreement with the Principals and the Management Company, and the sale of one of the aircraft in 2009. Our 2008 general and administrative expenses were also impacted by an increase associated with the full year effect of fees for professional and strategic services provided to us under the Services Agreement that became effective in June 2007 as part of the Corporate Restructuring. The 2008 increases in general and administrative expenses were partially offset by (1) expenses incurred in 2007 by our former asset management segment, which did not recur in 2008 as a result of the Deerfield Sale in December 2007, (2) a decrease in corporate general and administrative expenses as a result of the completion of our Corporate Restructuring which commenced in 2007, (3) a decrease in incentive compensation accruals due to weaker consolidated operating performance versus plan in 2008 as compared to our operating performance versus plan in 2007 and (4) a decrease in relocation costs principally attributable to additional costs in the prior year related to estimated declines in market value and increased carrying costs for homes we purchased for resale from relocated employees.

Depreciation and Amortization
	Change
	2009	2008
	(in millions)
Wendy’s restaurants, primarily properties	$104.2	$23.8
Arby’s restaurants, primarily properties	(5.0)	4.3
Asset management	-	(4.9)
General corporate	2.8	(1.1)
	$102.0	$22.1

The 2009 and 2008 increases were primarily related to the increase in long-lived assets as a result of the Wendy’s Merger. The 2009 increase was also affected by a $6.5 million one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) which was recorded in the 2009 first quarter and by an increase in the amortization of capitalized software related to the Wendy’s Merger integration and the establishment of the shared services center in Atlanta, Georgia. These 2009 increases were partially offset by the reduction in depreciation of Arby’s long-lived assets for which we have recorded impairment charges. The 2008 increase was also affected by the increase in long-lived assets as a result of the California Restaurant Acquisition and other new and remodeled units partially offset by a decrease in depreciation and amortization charges from our asset management business as a result of the Deerfield Sale.

Goodwill Impairment

We operate in two business segments consisting of two restaurant brands: (1) Wendy’s restaurants and (2) Arby’s restaurants. Each segment includes reporting units for Company-owned restaurants and franchise operations for purposes of measuring goodwill impairment.

We performed our annual goodwill impairment test in the fourth quarters of each of the fiscal years presented. As a result of our testing, we concluded that the fair value of the Wendy’s reporting units in 2009 and 2008 and the Arby’s franchise reporting unit in all three years exceeded their respective carrying amounts. In 2008, as a result of the acceleration of the general economic and market downturn as well as continued decreases in Arby’s same store sales, we concluded that the carrying amount of the Arby’s Company-owned restaurant reporting unit exceeded its fair value. Accordingly, we recorded impairment charges of $460.1 million in 2008. As of the end of 2009 and 2008, we did not have any goodwill recorded for our Arby’s Company-owned restaurants reporting units. There was no impairment of the Arby’s Company-owned restaurants reporting unit in 2007.

Impairment of Other Long-Lived Assets
	Change
	2009	2008
	(in millions)
Arby’s restaurants, primarily properties at underperforming locations	$48.5	$5.4
Wendy’s restaurants, primarily properties at underperforming locations	21.9	1.6
Asset management	-	(4.5)
General corporate, aircraft	(7.5)	9.6
	$62.9	$12.1

The increases in charges for the impairment of other long-lived assets was primarily the result of the deterioration in operating performance of certain Wendy’s (in 2009 only) and Arby’s restaurants (for all years presented). We also recorded impairment on one of our corporate aircraft held-for-sale in 2008 and, to a lesser extent, in 2009. The increases in 2008 were partially offset by the impairment in 2007 of other long-lived assets in our asset management business which did not recur as a result of the Deerfield Sale.

Facilities Relocation and Corporate Restructuring
	Change
	2009	2008
	(in millions)
Restaurants, primarily Wendy’s severance costs	$7.1	$2.5
General corporate, Corporate Restructuring (completed in 2007)	-	(84.0)
	$7.1	$(81.5)

Interest Expense
	Change
	2009	2008
	(in millions)
Senior Notes	$32.0	$-
Wendy’s debt	31.6	10.7
Financing cost	6.1	1.8
Arby’s debt	1.1	3.3
Corporate debt	0.8	(0.2)
Senior secured term loan	(11.2)	(9.2)
Other	(0.7)	(0.7)
	$59.7	$5.7

The 2009 expense was principally affected by interest on the Senior Notes issued in June 2009 as discussed below under “Liquidity and Capital Resources – Senior Notes” as well as, in both 2009 and 2008, interest expense on debt assumed as a result of the Wendy’s Merger. Excluding the effect of the Senior Notes issuance and the effect of the Wendy’s debt assumed, the decrease in 2009 interest expense was primarily due to a net decrease in the senior secured term loan interest expense as a result of significant voluntary prepayments, partially offset by the write-off of financing costs related to these prepayments and an increase in the interest rate on such loan.  See “Liquidity and Capital Resources – Senior Secured Term Loan” below for further discussion.  Excluding the effect of the Wendy’s Merger on the 2008 fourth quarter, the decrease in the 2008 expense was primarily due to a decrease in interest expense due to voluntary prepayments of the senior secured term loan as well as a decrease in the variable interest rates as compared to 2007.

Investment (Expense) Income, Net
	Change
	2009	2008
	(in millions)
Recognized net gains	$(4.5)	$(44.1)
Withdrawal Fee	(5.5)	-
Interest income	(1.0)	(7.8)
Other	(1.4)	(0.8)
	$(12.4)	$(52.7)

Our net gains include realized gains on available-for-sale securities and cost method investments and unrealized and realized gains on derivative instruments. The change in our recognized net gains in 2009 is primarily due to: (1) $2.8 million of net unrealized and realized losses on swap derivatives held in 2008, (2) $2.3 million of net gains that were realized upon the Equities Sale and (3) a $2.2 million decrease in net realized losses on available for sale securities held in 2008 as offset by (1) a $9.0 decrease in net unrealized and realized gains on securities sold short held in 2008, (2) $1.2 million of realized losses on securities sold short in 2009, (3) $0.8 million decrease in unrealized gains on put and call option derivatives that were sold in 2009 and (4) $0.8 million decrease in gains from the sale of cost method investments. The Withdrawal Fee relates to the fee paid to the Management Company for the Equities Sale as discussed in “Introduction and Executive Overview – Equities Account.” The change in our recognized net gains in 2008 is primarily related to: (1) $22.4 million decrease in realized gains in 2007 on our available-for-sale investments primarily reflecting $15.2 million of gains on two of those investments in 2007 and the reduction in value of our investments in the deteriorating market, (2) $13.9 million of realized gains in 2007 on the sale of two of our cost method investments and (3) $8.4 million of gains realized in 2007 related to the transfer of several cost method investments from the deferred compensation trusts established for the benefit of the Former Executives.

In 2008, our interest income decreased principally due to: (1) lower average outstanding balances of our interest-bearing investments principally as a result of cash equivalents used in connection with our Corporate Restructuring, (2) interest income recognized in 2007 at our former asset management segment and (3) a decrease in interest rates.

Other Than Temporary Losses on Investments
	Change
	2009	2008
	(in millions)
DFR common stock	$(68.1)	$68.1
DFR Notes	(21.2)	21.2
Available-for-sale securities, including CDOs	(12.3)	3.2
Cost method investments	(7.2)	10.3
	$(108.8)	$102.8

•	Losses due to the reduction in value of our investments

Based on a review of our unrealized investment losses in 2009, 2008 and 2007, we determined that the decreases in the fair value of certain of our investments were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment. Accordingly, we recorded other than temporary losses on certain common stock, certain available-for-sale securities and certain cost method investments.

The 2009 decrease in losses due to reduction in value of our investments was principally impacted by the 2008 loss on our DFR common stock discussed in “Introduction and Executive Overview – Deerfield”, which did not recur.  In addition, 2009 losses on certain available-for-sale securities were not as significant due primarily to the Equities Sale in June 2009.  Losses in 2009 related to cost method investments were not as significant due to improved market conditions as compared to 2008. The 2008 increase in losses on available-for sale securities and $1.8 million of the increase in losses on cost method investments was primarily due to a reduction in the value of these investments due to overall market conditions as compared to 2007.

•	Losses due to investment collectability

There were no losses due to investment collectability in 2009. The 2008 increase in losses due to investment collectability was impacted by the allowance for doubtful collectability on the DFR Notes, discussed above in “Introduction and Executive Overview – Deerfield.”

•	Losses due to illiquidity

There were no 2009 losses due to illiquidity. The 2008 increase in losses due to illiquidity was due to the 2008 write-down of $8.5 million on our entire cost method investment in Jurlique International Pty Ltd, a privately-held Australian upscale skin care company (“Jurlique”). Based on financial results provided by Jurlique, which noted significant declines in operations in 2008, its budget for 2009, economic conditions, illiquidity of the private company stock, and our internal valuations of Jurlique, we determined that our investment in this company was more than likely not recoverable.

Benefit from Income Taxes
	Change
	2009	2008
	(in millions)
Federal and state benefit (provision) on variance in (loss) income from continuing operations before tax	$(200.8)	$212.9
Foreign tax credits net of tax on distribution of foreign earnings	(9.2)	9.2
Recognition of tax benefit of state net operating losses as a result of dissolution of our captive insurance company	9.6	-
Goodwill impairment	99.7	(99.7)
DFR common stock	20.3	(20.3)
Canadian tax rate changes	2.0	-
Recognition of tax benefit from settlement of certain obligations to the Former Executives	-	(12.5)
Other	2.7	1.3
	$(75.7)	$90.9
Our income taxes in 2009, 2008 and 2007 were impacted by variations in (loss) income from continuing operations before tax adjusted for recurring items, such as non-deductible expenses, state income taxes and adjustments related to prior year tax matters, as well as non-recurring, discrete items.  Discrete items may occur in any given year, but are not consistent from year to year.  Taxes changed as a result of discrete items of (1) the 2009 tax benefit on recognizing previously unrecognized state net operating losses, net of valuation allowances, in connection with the dissolution of our captive insurance company, (2) the 2008 tax provision on the impairment of goodwill as described above in ‘Goodwill Impairment” as a result of non-deductible financial reporting goodwill in excess of tax goodwill, (3) the 2008 tax provision on a loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described in “Introduction and Executive Overview – Deerfield”, (4) the 2008 tax benefit on foreign tax credits net of related taxes on the distribution of foreign earnings and (5) the 2007 tax benefit on recognizing a previously unrecognized contingent tax benefit in connection with the settlement of certain obligations to the Former Executives.

Income from Discontinued Operations, Net of Income Taxes
	Change
	2009	2008
	(in millions)

Income from discontinued operations before income taxes	$0.5	$0.4
Income tax changes due to settlements of income tax matters	(0.6)	0.6
(Provision for) benefit from income taxes	(0.5)	0.2
	$(0.6)	$1.2

The changes in the income from discontinued operations for 2009 and 2008 represent transactions related to the settlement of income tax and other matters from our former premium beverage and soft drink concentrate business and our former utility and municipal services and refrigeration business segments.

Outlook for 2010

Sales

We anticipate that certain of the negative factors described above which affected our 2009 Company-owned same-store sales, including current restaurant industry-wide sales trends, the uncertain economic environment, high unemployment and competitive discounting, will continue to negatively impact sales for 2010. We expect that Wendy’s increasing emphasis on everyday value products, as well as anticipated menu mix in 2010, which includes the introduction of new premium products, will have a favorable impact on sales. In addition, we anticipate that Arby’s increasing emphasis on everyday value menu items will have a favorable impact on sales.  For 2010, the net impact of new store openings and closings is not expected to have a significant impact on consolidated sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants at Wendy’s and Arby’s will continue to be generally impacted by many of the same factors described above under “Sales.”  Due to the economic environment and potential franchise closures, contributions to Arby’s local advertising cooperatives may decrease. The decrease in local marketing activity should be offset by the increase in national media.

Restaurant Margin

Except for the cost of commodities which is not expected to significantly impact the restaurant margins for Wendy’s and Arby’s in 2010, we expect that the other factors described above which affected restaurant margin for Company-owned restaurants in 2009 for the Wendy’s and Arby’s brands will continue to impact restaurant margin in 2010.  The Wendy’s restaurant margin is expected to be favorably impacted by a continuation of the cost controls implemented throughout 2009. We expect that the effect on Arby’s restaurant margins of the emphasis on everyday value menu items will be significantly offset by a reduction in other discounted product promotional activity.

General and Administrative

We expect that our general and administrative expenses will decrease in 2010 primarily as a result of the 2009 accrual for the formation of the Wendy’s Co-op as discussed in “Introduction and Executive Overview – Supply Chain Relationship Agreement,” which will not recur, a decrease in integration costs related to the Wendy’s Merger and continued merger-related synergies and other cost savings initiatives.

Depreciation and Amortization

We expect that our depreciation and amortization expenses will decrease in 2010 primarily due to the additional depreciation that resulted from valuation adjustments on long-lived assets from the Wendy’s Merger, which was recorded in the 2009 first quarter and will not recur, and a reduction in depreciation of Wendy’s and Arby’s long-lived assets for which we have recorded impairment charges in 2009.

Facilities Relocation and Corporate Restructuring

We do not expect to incur additional facilities relocation and corporate restructuring charges with respect to the Wendy’s Merger in 2010.

Interest Expense

We expect that our interest expense for 2010 will increase compared to 2009 primarily as a result of the full year effect of interest expense on the Senior Notes discussed in “Liquidity and Capital Resources – Long-term Debt” and the effect of increased interest rates under our amended senior secured term loan.  These increases are expected to be partially offset by the effect on interest expense of the 2009 prepayment of the senior secured term loan and the full year effect of the interest rate swaps discussed in “Liquidity and Capital Resources – Derivatives.”

Liquidity and Capital Resources

Sources and Uses of Cash for 2009

Cash and cash equivalents (“cash”) totaled $591.7 million at January 3, 2010 compared to $90.1 million at December 28, 2008.  For the year ended January 3, 2010, net cash provided by operating activities totaled $298.8 million, primarily from the following significant items:

•	Our net income of $5.1 million;
•	Depreciation and amortization of $190.3 million;
•	Impairment of other long-lived assets charges of $82.1 million;
•	The write-off and amortization of deferred financing costs of $15.8 million;
•	Distributions received from our investment in a joint venture of $14.6 million; and
•
Changes in operating assets and liabilities which resulted in a net use of cash of $2.7 million primarily due to a $6.1 million increase in accounts and notes receivable and a $2.5 million decrease in accounts payable, accrued expenses and other current liabilities partially offset by a $1.9 million decrease in inventories and a $4.0 million decrease in prepaid expenses and other current assets.

Additionally, for the year ended January 3, 2010, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $607.5 million primarily from the issuance of the Senior Notes discussed below under “Long-term Debt”;
•	Net repayments of other long-term debt of $210.4 million, including a prepayment of $132.5 million on our senior secured term loan;
•	Cash capital expenditures totaling $101.9 million, including the construction of new restaurants (approximately $18.1 million) and the remodeling of existing restaurants;
•	Deferred financing costs of $38.4 million;
•	Net investment proceeds of $38.1 million;
•	Repurchases of common stock of $72.9 million, including commissions of $0.3 million and excluding $5.8 million of repurchases that were not settled until after year end; and
•	Dividend payments of $28.0 million.

The net cash provided by continuing operations before the effect of exchange rate changes on cash was approximately $502.6 million.

Sources and Uses of Cash for 2010

Our anticipated consolidated cash requirements for continuing operations for 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $165.0 million as discussed below in “Capital Expenditures”;
•	Quarterly cash dividends aggregating up to approximately $26.6 million as discussed below in “Dividends”;
•	Scheduled debt principal repayments aggregating $22.1 million, including a $5.0 million mandatory prepayment on our secured equipment term loan;
•
Potential repurchases of common stock of up to $121.6 million (including $5.8 million of repurchases in 2009 that were not settled until after the 2009 year end) under the currently authorized stock buyback program, including $41.8 million, excluding commissions of $0.2 million, already purchased through February 26, 2010;

•	Scheduled payments of $14.3 million pursuant to the Co-op Agreement;
•	Severance payments of approximately $5.8 million related to our facilities relocation and corporate restructuring accruals; and
•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was $403.8 million at January 3, 2010, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.8:1. Working capital at January 3, 2010 increased $525.5 million from a deficit of $121.7 million at December 28, 2008, primarily due to $298.8 million in net cash provided by continuing operating activities and $259.4 million in net cash provided by continuing financing activities.

Our total capitalization at January 3, 2010 was $3,859.2 million, consisting of stockholders’ equity of $2,336.3 million and long-term debt of $1,522.9 million, including current portion.  Our total capitalization at January 3, 2010 increased $364.2 million from $3,495.0 million at December 28, 2008 and was principally impacted by the following:

•
The $411.3 million net increase in long-term debt is principally due to the issuance of $565.0 million principal amount of Senior Notes less  the $132.5 million prepayment on our senior secured term loan;

•	Cash dividends paid of $28.0 million;
•	Net income of $5.1 million;
•
The components of “Accumulated other comprehensive loss,” that are not included in the calculation of net income, of which $37.6 million principally reflects the currency translation adjustment in 2009; and

•	Repurchases of common stock of $78.4 million, excluding commissions of $0.3 million and including $5.8 million of repurchases that were not settled until after year end.

Long-term Debt
As of January 3,
2010
(in millions)
10.00% Senior Notes	$551.8
Senior secured term loan	251.5
6.20% senior notes	204.3
6.25% senior notes	193.6
Sale-leaseback obligations, excluding interest	125.2
Capitalized lease obligations, excluding interest	89.9
7% Debentures	80.1
Secured equipment term loan	18.9
Other	7.6
$1,522.9

Except as described below, there were no material changes to the terms of any debt obligations since December 28, 2008.  See Note 8 of the Consolidated Financial Statements contained in Item 8 of this document for more information related to our long-term debt obligations.

Senior Notes

On June 23, 2009, our subsidiary Wendy’s/Arby’s Restaurants issued $565.0 million principal amount of Senior Notes. The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15.  The first payment was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the Guarantors.

An Indenture for the Senior Notes dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.  The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not Wendy’s/Arby’s Restaurants’ subsidiaries.

Senior Secured Term Loan

The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and includes an amended senior secured term loan (the “Amended Term Loan”) and an amended senior secured revolving credit facility (the “Amended Revolver”).  As a result of an agreement entered into on March 17, 2009, the amount of the Amended Revolver increased from $100.0 million to $170.0 million.  Also, Wendy’s and certain of its affiliates became co-obligors in addition to Arby’s and certain of its affiliates.  The Amended Term Loan is due July 2012 and the Amended Revolver expires in July 2011.

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of such debt, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less $132.5 million used to prepay the Amended Term Loan and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating.

The Amended Term Loan and amounts borrowed under the Amended Revolver under the Credit Agreement bear interest at our option at either (1) the Eurodollar Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (2) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of January 3, 2010, the applicable interest rate margins available to us were 4.50% for Eurodollar Rate borrowings and 3.50% for Base

Rate borrowings. Since the effective date of Amendment No. 1 and as of January 3, 2010, we have elected to use the Base Rate which resulted in a rate of 7.25% as of January 3, 2010.

Concurrent with the closing of the issuance of the Senior Notes, we prepaid the Amended Term Loan in an aggregate principal amount of $132.5 million and accrued interest thereon.

During 2009, we borrowed a net total of $51.2 million under the Amended Revolver, however, no amounts were outstanding as of January 3, 2010. The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50.0 million.  The availability under the Amended Revolver as of January 3, 2010 was $136.4 million, which is net of $33.6 million for outstanding letters of credit.

Other Revolving Credit Facilities

Wendy’s U.S. advertising fund has a revolving line of credit of $25.0 million. Neither the Company nor Wendy’s guarantees this debt. The advertising fund facility was established to fund the advertising fund operations.  The availability under this line of credit as of January 3, 2010 was $20.3 million.

At January 3, 2010, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6.0 million which bears interest at the Bank of Montreal Prime Rate and is guaranteed by Wendy’s. The availability under this facility as of January 3, 2010 was C$5.7 million.

AFA’s bank line of credit matured and was not renewed as of January 2010. In connection with the establishment of a revolving loan agreement with ARG discussed above under “Introduction and Executive Overview – Related Party Transactions,” AFA drew on the ARG line and repaid all amounts outstanding under its bank line of credit on December 28, 2009.

On December 31, 2009, AFA entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5.5 million to AFA, was amended on February 25, 2010 to provide for revolving loans up to $14.5 million.  Under the terms of this agreement, outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  As of January 3, 2010, the outstanding balance under this agreement was $5.1 million.

Derivatives

During the third quarter of 2009, we entered into several interest rate swap agreements (the “Interest Rate Swaps”) with notional amounts totaling $361.0 million that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates. The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At January 3, 2010, the fair value of our Interest Rate Swaps was $1.6 million and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes.

Debt Covenants

The Credit Agreement also contains financial covenants that, among other things, require Wendy’s and ARG and their subsidiaries to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.  We were in compliance with all the covenants of the Credit Agreement as of January 3, 2010 and we expect to remain in compliance with all of these covenants for the next twelve months. As of January 3, 2010, there was $306.5 million available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

The indentures that govern Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of January 3, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of January 3, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

Credit Ratings

Wendy’s/Arby’s Group, Inc. and its subsidiaries with specific debt issuances (Wendy’s/Arby’s Restaurants and Wendy’s) are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).

The most recent credit ratings, assigned in June 2009, for Wendy’s/Arby’s Group, Inc., Wendy’s/Arby’s Restaurants and the Wendy’s Notes were as follows:

	S&P	Moody's
Corporate family/corporate credit
Entity	Wendy’s/Arby’s Group, Inc.	Wendy’s/Arby’s Restaurants
Rating	B+	B2
Outlook	Negative	Stable

Wendy’s/Arby’s Restaurants Senior Notes	B+	B2

Wendy’s/Arby’s Restaurants Term Loan	BB	Ba2

Wendy’s Notes	B-	Caa1

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

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 3, 2010:

	Fiscal Years
	2010	2011-2012	2013-2014	After 2014	Total
	(in millions)
Long-term debt (a)	$115.9	$627.0	$378.8	$857.5	$1,979.2
Sale-leaseback obligations (b)	14.7	30.1	29.5	152.2	226.5
Capitalized lease obligations (b)	17.7	27.1	24.2	110.4	179.4
Operating leases (c)	146.7	261.5	225.8	1,125.2	1,759.2
Purchase obligations (d)	51.5	62.0	60.1	106.6	280.2
Other (e)	25.9	1.4	0.1	-	27.4
Total (f)	$372.4	$1,009.1	$718.5	$2,351.9	$4,451.9

(a)
Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table.  The table above includes interest of approximately $611.1 million.  We have estimated the interest on our variable-rate debt based on current base rates, the current interest rate margin and the amortization schedule in our Credit Agreement.  The table above also reflects the effect of interest rate swaps entered into in 2009 which lowered our interest rate on certain of our fixed-rate debt.  These amounts exclude the effects of the original issue discount on our Senior Notes and the fair value adjustments related to certain debt assumed in the Wendy’s Merger.

(b)
Excludes related sublease rental receipts of $9.4 million on sale-leaseback obligations and $3.5 million on capitalized lease obligations.  The table above includes interest of approximately $101.3 million for sale-leaseback obligations and $89.5 million for capitalized lease obligations.

(c)	Represents the present value of minimum lease cash payments. Excludes related sublease rental receipts of $76.1 million.

(d)
Includes (1) $249.7 million remaining for beverage purchase requirements for Wendy’s and Arby’s restaurants, (2) $2.0 million for advertising commitments, (3) $18.6 million for capital expenditures and (4) $9.9 million of other purchase obligations.

(e)
Represents (1) $15.5 million for funding related to the Wendy’s Co-op Agreement, (2) $6.1 million severance for Wendy’s and Wendy’s/Arby’s personnel in connection with the Wendy’s Merger and New York headquarters’ employees and (3) $5.8 million for stock repurchases in 2009 not settled until 2010.

(f)	Excludes obligations for uncertain income tax positions of $31.0 million. We are unable to predict when, and if, cash payments on any of this accrual will be required.

Capital Expenditures

In 2009, cash capital expenditures amounted to $101.9 million and non-cash capital expenditures, consisting of capitalized leases and certain sale-leaseback obligations, amounted to $6.4 million.  In 2010, we expect that cash capital expenditures will amount to approximately $165.0 million, principally relating to (1) remodeling approximately 100 Arby’s and 100 Wendy’s Company-owned restaurants, (2) ongoing maintenance capital expenditures for our Company-owned restaurants and (3) the opening of an estimated 12 new Wendy’s Company-owned restaurants.  We have $18.6 million of outstanding commitments for capital expenditures as of January 3, 2010, of which we expect $14.0 million to be paid in 2010.

Dividends

On March 30, 2009, June 15, 2009, September 15, 2009 and December 15, 2009, we paid quarterly cash dividends of $0.015 per share on our Common Stock, aggregating $28.0 million. During the 2010 first quarter, we declared dividends of $0.015 per share to be paid on March 15, 2010 to shareholders of record as of March 1, 2010.  If we pay regular quarterly cash dividends for the remainder of 2010 at the same rate as declared in our 2010 first quarter, our total cash requirement for dividends for all of 2010 would be approximately $26.6 million based on the number of shares of our Common Stock outstanding at February 26, 2010. We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

As approved by our Board of Directors, our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to a total of $200.0 million of our Common Stock. As of January 3, 2010, we had repurchased 16.9 million shares with an aggregate purchase price of $78.4 million, excluding commissions of $0.3 million and including $5.8 million of repurchases that were not settled until after year end. Since that date and through February 26, 2010, we repurchased an additional 9.1 million shares for an aggregate purchase price of $41.8 million, excluding commissions of $0.2 million and excluding the repurchases that were not settled until after the 2009 year end.

Income Taxes

The Wendy’s Merger qualified as a tax-free reorganization.  Based on the merger exchange ratio, the former shareholders of Wendy’s owned approximately 80% of the total stock of Wendy’s/Arby’s outstanding immediately after the Wendy’s Merger.  Therefore, the Wendy’s Merger was treated as a reverse acquisition for U.S. Federal income tax purposes. As a result of the reverse acquisition, Wendy’s/Arby’s and its subsidiaries became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent.  In addition, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.  Also as a result of the Wendy’s Merger, for U.S. Federal tax purposes there was an ownership change which places a limit on the amount of a company’s net operating losses that can be deducted annually.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of our 2010 and 2009 U.S. Federal income tax years as part of the Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  Wendy’s has been participating in CAP since its 2006 tax year.  The Wendy’s federal income tax returns for 2007 and prior years have been settled.  The Company participated in CAP beginning with the tax period ended December 28, 2008 and this return is settled.  Our December 28, 2008 U.S. Federal income tax return included Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008.

Wendy’s/Arby’s U.S. Federal income tax returns for 2005 to September 29, 2008 are not currently under examination by the IRS.  However, some of Wendy’s/Arby’s state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination.   Certain of these states have issued notices of proposed tax assessments aggregating $4.3 million.  We dispute these notices and believe ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

Guarantees and Other Contingencies

As of January 3, 2010
(in millions)
Lease guarantees and contingent rent on leases (1)	$108.6
Loan guarantees (2)	$25.8
Letters of credit (3)	$34.7
____________________

(1)
Wendy’s is contingently liable for certain leases and other obligations primarily from Company-owned restaurant locations now operated by franchises amounting to $81.9 million as of January 3, 2010. These leases extend through 2030, including all existing extension or renewal option periods. In addition, Wendy’s is contingently liable for certain leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities arising under the leases of $12.2 million. These leases expire on various dates through 2022, including all existing extension or renewal option periods. RTM, one of our subsidiaries, guarantees the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of January 3, 2010 (the “Affiliate Lease Guarantees”). Certain former stockholders of RTM have indemnified us with respect to the Affiliate Lease Guarantees. In addition, RTM remains contingently liable for 12 leases for restaurants sold by RTM prior to the acquisition of RTM in 2005 if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”). The Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods could aggregate a maximum of approximately $14.5 million as of January 3, 2010.

(2)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees under debt arrangements for new store development and equipment financing. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement.

(3)
Wendy’s/Arby’s, Wendy’s/Arby’s Restaurants and Wendy’s have outstanding letters of credit of $0.8 million, $33.6 million and $0.3 million, respectively, with various parties; however, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among other things, goodwill impairment, impairment of other long-lived assets, uncertainties for Federal and state income tax, allowance for doubtful accounts, and accounting for leases. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Goodwill impairment:

The Company operates in two business segments consisting of restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. Each segment includes Company-owned restaurants and franchise reporting units which are considered to be separate reporting units for purposes of measuring goodwill impairment.  As of January 3, 2010, substantially all Wendy’s goodwill of $863.4 million relates to the Wendy’s franchise reporting unit.  Also, Arby’s goodwill of $17.6 million relates entirely to the Arby’s franchise operations.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired using a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement).  Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill.  Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.  The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

The income approach which, considers factors unique to each of our reporting units and related long range plans that may not be comparable to other companies and that are not yet publicly available, is dependent on several critical management assumptions.  These assumptions include estimates of future sales growth, gross margins, operating costs, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate).  Anticipated cash flows used under the income approach are developed every fourth quarter in conjunction with our annual budgeting process and also incorporate amounts and timing of future cash flows based on our long range plan.

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit.  To select an appropriate rate for discounting the future earnings stream, a review was made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry.  The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant.  A terminal value is included at the end of the projection period used in our discounted cash flow analyses to reflect the remaining value that each reporting unit is expected to generate.  The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity.  The terminal value growth rate is a key assumption used in determining  the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity

Under the market approach, we apply the guideline company method in estimating fair value.  The guideline company method makes use of market price data of corporations whose stock is actively traded in a public market.  The corporations we selected as guideline companies are engaged in a similar line of business or are subject to similar financial and business risks, including the opportunity for growth.  The guideline company method of the market approach provides an indication of value by relating the equity or invested capital (debt plus equity) of guideline companies to various measures of their earnings and cash flow, then applying such multiples to the business being valued.  The result of applying the guideline company approach is adjusted based on the incremental value associated with a controlling interest in the business.  This “control premium” represents the amount a new controlling shareholder would pay for the benefits resulting from synergies and other potential benefits derived from controlling the enterprise.

The estimated fair value of our reporting units are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

We performed our annual goodwill impairment test in the fourth quarter of 2009. As a result of our testing, we concluded that the fair value of each of the Wendy’s reporting units and Arby’s franchise restaurant reporting unit exceeded their carrying amounts.

•	Impairment of other long-lived assets:

Other long-lived assets include our Wendy’s and Arby’s Company-owned restaurants assets and their intangible assets, which include trademarks, franchise agreements, favorable leases and reacquired rights under franchise agreements.

As of January 3, 2010, the net carrying value of Wendy’s restaurant segment long-lived assets and intangible assets were $1,177.5 million and $1,342.9 million (which includes $903.0 million associated with Wendy’s non-amortizing trademarks), respectively, and Arby’s restaurant segment long-lived assets and intangible assets were $419.8 million and $32.0 million, respectively.

We review long-lived and amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the recoverability of property and equipment and finite-lived other intangible assets by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable in full on an undiscounted cash flow basis, and impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of the other long-lived assets.”  Our critical estimates in this review process include the anticipated future cash flows of each of Arby’s and Wendy’s Company-owned restaurants used in assessing the recoverability of their respective long-lived assets.

Non-amortizing intangible assets are tested for impairment at least annually by comparing their carrying value to fair value; any excess of carrying value over fair value would represent impairment and a corresponding charge would be recorded.  Our critical estimates in the determination of the fair value of the non-amortizing intangible assets include the anticipated future sales of Company-owned and franchised restaurants and the resulting cash flows.

Arby’s restaurants impairment losses reflect impairment charges resulting from the deterioration in operating performance of certain Company-owned restaurants in 2009, 2008 and 2007. Wendy’s restaurants impairment losses also reflect impairment charges resulting from the same factors in 2009. Those estimates are or were subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position.  We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement.  With the adoption of this approach, at January 1, 2007 we recognized an increase in our uncertain income tax positions of $4.8 million, an increase in our liability for interest of $0.5 million and an increase in our liability for penalties of $0.2 million related to uncertain income tax positions.  These increases were partially offset by an increase in a deferred income tax benefit of $3.2 million.  There was also a reduction in the tax related liabilities of discontinued operations of $0.1 million.  The net effect of all these adjustments was a decrease in retained earnings of $2.2 million.  We have unrecognized tax benefits of $31.0 million and $30.3 million, which if resolved favorably would reduce the Company’s tax expense by $21.8 million and $22.2 million, at January 3, 2010 and December 28, 2008, respectively.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses.”  At January 3, 2010 and December 28, 2008 we had $4.3 million and $6.2 million accrued for interest and $1.0 million and $1.9 million accrued for penalties, both respectively.

As discussed above in “Liquidity and Capital Resources,” our 2010 and 2009 U.S. Federal income tax years are under examination as part of CAP.  Our U.S. Federal income tax returns for 2005 to September 29, 2008 are not currently under examination while certain of our state income tax returns and certain of Wendy’s state income tax returns for periods prior to the merger are under examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Allowance for doubtful accounts

Accounts and notes receivable consist primarily of royalty and franchise fee receivables, credit card receivables and rent. Notes receivable (non-current) consist of the DFR Notes and notes receivable for franchisee obligations.

The repayment of the $48.0 million principal amount of DFR Notes due in 2012 received in connection with the Deerfield Sale and the payment of related interest are dependent on the cash flow of DFR, including Deerfield. DFR’s investment portfolio is comprised primarily of fixed income investments, including mortgage-backed securities and corporate debt and its activities also include the asset management business of Deerfield. Among the factors that may affect DFR’s ability to continue to pay the DFR Notes and related interest is the current dislocation in the sub-prime mortgage sector and the continuing weakness in the broader credit market, both of which could continue to adversely affect DFR and one or more of its lenders.  These factors, in turn, could result in increases in its borrowing costs, reductions in its liquidity and reductions in the value of DFR’s investments in its portfolio, all of which could reduce their cash flows and could result in an increase to the current allowance for doubtful accounts on DFR Notes of $21.2 million.

The need for an allowance for doubtful accounts on franchise obligations is reviewed on a specific franchisee basis based upon past due balances and the financial strength of the franchisee. If average sales or the financial health of franchisees were to deteriorate, it could result in an increase to the allowance for doubtful accounts related to franchise receivables. In 2009, Arby’s franchisee related accounts receivable and notes receivable and estimated reserves for uncollectibility have increased significantly, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees.  For the year ended January 3, 2010, we recorded $8.2 million in provision for doubtful accounts of which $7.4 million related to the Arby’s franchises.

•	Accounting for leases

We operate restaurants that are located on sites owned by us and sites leased by us from third parties. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on lease terms. When determining the lease term we include option periods for which failure to renew the lease imposes an economic detriment.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated from the date we obtain possession of the leased premises through the expected lease termination date at lease inception. We expense rent from possession date to the restaurant opening date.  There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent payments are typically due under the terms of the lease, however, expense is recorded for that period consistent with the Straight-Line Rent policy.

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

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, when we purchase restaurants and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  When the expected term of a lease, including early terminations, is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term and a gain or loss recognized.

Management, with the assistance of a valuation firm, makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to property values, market rents, property lives, discount rates, and probable term, all of which can impact (1) the classification and accounting for a lease as capital or operating, (2) the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of favorable and unfavorable leases. These estimates and assumptions may produce materially different amounts of depreciation and amortization, interest and rent expense that would be reported if different assumed lease terms were used.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance is effective commencing with our 2010 fiscal year.  We do not expect adoption of this standard to have a material effect on our consolidated financial statements.

Item 7A. Quantitativeand Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of January 3, 2010 our long-term debt, including current portion and excluding the effect of interest rate swaps discussed below, aggregated $1,522.9 million and consisted of $1,056.3 million of fixed-rate debt, $251.5 million of variable-rate debt, and $215.1 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of term loan borrowings under a variable-rate senior secured term loan facility due through 2012 (the “Credit Agreement”). The term loan borrowings under the Credit Agreement and amounts borrowed under the revolving credit facility included in the Credit Agreement bear interest at the borrowers’ option at either (1) LIBOR (0.25% at January 3, 2010) of not less than 2.75% plus an interest rate margin of 4.5% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus an interest rate margin of 3.5%. The Base Rate option was chosen as of January 3, 2010 with a resulting 7.25% interest rate. Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 with notional amounts totaling $361.0 million that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance.  At January 3, 2010, the fair value of our Interest Rate Swaps was $1.6 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

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

During 2009, Wendy’s employed various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques included setting fixed prices with suppliers generally for one year or less, and setting in advance the price for products to be delivered in the future by having the supplier enter into forward arrangements (sometimes referred to as “buying forward”).” In 2010, Wendy’s, along with our franchisees, became members of a purchasing cooperative established in the fourth quarter of 2009 that negotiates contracts with approved suppliers on behalf of the Wendy's system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. The purchasing contracts which established pricing arrangements, and historically have limited the variability of these commodity costs but do not establish any firm purchase commitments by us or our franchisees, were transferred to the purchasing cooperative in January 2010.

Equity Market Risk

Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns.

Foreign Currency Risk

Our primary exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. Exposure outside of North America is limited to the effect of rate fluctuations on royalties paid by franchisees.  To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities and a total return swap with respect to a foreign equity security.  We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations.  We have exposure to (1) our investment in a joint venture with Tim Hortons, Inc. (“THI”), (2) investments in a Canadian subsidiary, and (3) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations.  Wendy’s is a partner in a Canadian restaurant real estate joint venture with THI (“TimWen”). Wendy’s 50% share of TimWen is accounted for using the Equity Method. Our Canadian subsidiary exposures relate to its restaurants and administrative operations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars, and to a lesser extent royalties paid by Canadian franchisees. Revenues from foreign operations for the year ended January 3, 2010 represented 9% of our total franchise revenues and 7% of our total revenues. For the year ended December 28, 2008, the same percentages were 7% and 3%, respectively. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 3, 2010 and December 28, 2008 would not have a material effect on our consolidated financial position or results of operations.

Credit Risk

Our credit risk as of January 3, 2010 includes the DFR Notes, which we received in late fiscal 2007 in connection with the sale of our majority capital interest in Deerfield.

In 2007, the Company received, as a part of the proceeds of the Deerfield Sale, $48.0 million principal amount of DFR Notes with an estimated fair value of $46.2 million at the date of the Deerfield Sale. The DFR Notes bear interest at the three-month LIBOR (0.25% at January 3, 2010) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25% each quarter from July 1, 2011 through their maturity. The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.

The fair value of the DFR Notes was based on the present value of the probability weighted average of expected cash flows from the DFR Notes. The Company believed that this value approximated the fair value of the DFR Notes as of December 27, 2007 due to the close proximity to the Deerfield Sale date.

Due to the significant weakness in the credit markets in 2008 and at DFR and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, Company management determined that the probability of collectability of the full principal amount of the DFR Notes was not likely and recorded an allowance for doubtful accounts on the DFR Notes of $21.2 million in 2008. The DFR Notes, net of unamortized discount and the valuation allowance, of $25.7 million and $25.3 million at January 3, 2010 and December 28, 2008, respectively, are included in non-current “Notes receivable.”

Overall Market Risk

Our overall market risk as of January 3, 2010 includes cash equivalents, certain cost investments and our equity investment in TimWen. As of January 3, 2010 and December 28, 2008, these investments were classified in our consolidated balance sheets as follows (in millions):

	Year End
	2009	2008
Cash equivalents included in “Cash and cash equivalents”	$238.4	$36.8
Current restricted cash equivalents	1.1	20.8
Investment related receivables included in “Accounts and notes receivable”	0.1	-
Short-term investments included in “Prepaid expenses and other current assets”	0.3	0.2
Non-current restricted cash equivalents	6.3	34.0
Non-current investments	107.0	133.0
Investment related receivables included in “Deferred costs and other assets”	-	0.4
	$353.2	$225.2
Certain liability positions related to investments included in “Other liabilities”:
Derivatives in liability positions	$-	$(3.0)
Securities sold with an obligation to purchase	-	(16.6)
	$-	$(19.6)

Equities Account

Prior to 2007, we invested $75.0 million in the Equities Account, which was managed by the Management Company.  The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns.

In June 2009, we and the Management Company entered into the Withdrawal Agreement which provided that we would be permitted to withdraw all amounts in the Early Withdrawal effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company which was terminated on June 26, 2009, we had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47.0 million was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, we agreed to pay the Management Company $5.5 million, were not required to return the $47.0 million referred to above and were no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in the Equities Sale, of which $31.9 million was received by us, net of the Withdrawal Fee and for which we realized a gain of $2.3 million in the 2009, both included in “Investment expense (income), net.”

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank, money market and mutual fund money market accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $7.4 million of which was restricted as of January 3, 2010.

At January 3, 2010 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)	Amount	Percent
Cash equivalents	$238.4	$238.4	$238.4	67.5%
Current and non-current restricted cash equivalents	7.4	7.4	7.4	2.1%
Investment related receivables	0.1	0.1	0.1	0.0%
Investment accounted for as an available-for-sale security	0.2	0.3	0.3	0.1%
Other non-current investments accounted for at:
Equity	89.0	97.5	97.5	27.6%
Cost	9.5	11.3	9.5	2.7%
	$344.6	$355.0	$353.2	100.0%

(a)	There was no assurance at January 3, 2010 that we would have been able to sell certain of these investments at these amounts.

At December 28, 2008 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)(b)	Amount	Percent
Cash equivalents	$36.8	$36.8	$36.8	16.3%
Current and non-current restricted cash equivalents	54.8	54.8	54.8	24.3%
Investment related receivables	0.4	0.4	0.4	0.2%
Investments accounted for as available-for-sale securities	30.2	30.4	30.4	13.5%
Other non-current investments accounted for at:
Equity	88.0	90.0	90.0	40.0%
Cost	12.8	12.8	12.8	5.7%
	$223.0	$225.2	$225.2	100.0%
Liability positions related to investments:
Securities sold with an obligation to purchase	(19.8)	(16.6)	(16.6)	84.7%
Non-current derivatives in liability positions	-	(3.0)	(3.0)	15.3%
	$(19.8)	$(19.6)	$(19.6)	100.0%

(a)	There was no assurance at December 28, 2008 that we would have been able to sell certain of these investments at these amounts.
(b)	Includes amounts managed in the Equities Account by the Management Company, described above.

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

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at January 3, 2010 and December 28, 2008 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of January 3, 2010, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into as of January 3, 2010 and December 28, 2008 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2009
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$238.4	$-	$-	$-
Current and non-current restricted cash equivalents	7.4	-	-	-
Available-for-sale equity security	0.3	-	-	-
Interest Rate Swaps	1.6	(5.6)	-	-
Equity investment	97.5	-	(9.8)	(9.8)
Cost investments	9.5	(0.1)	(0.8)	-
DFR Notes	25.7	(0.3)	-	-

Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(251.5)	(5.3)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(1,056.3)	(36.7)	-	-

	Year End 2008
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$36.8	$-	$-	$(0.4)
Investment related receivables	0.4	-	-	-
Current and non-current restricted cash equivalents	54.8	-	-	-
Available-for-sale equity securities	0.2	-	-	-
Available-for-sale equity securities – restricted	30.2	-	(3.0)	-
Equity investments	90.0	-	(9.0)	(9.0)
Cost investments	12.8	(0.1)	(1.2)	-
DFR Notes	25.3	(0.3)	-	-

Investments in liability positions:
Securities sold with an obligation to purchase - restricted	(16.6)	(0.2)	(1.7)	-
Total return swap on equity securities – restricted	(3.0)	-	(1.5)	(1.1)
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(385.0)	(11.9)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(495.9)	(61.0)	-	-

The sensitivity analysis of financial instruments held at January 3, 2010 and December 28, 2008 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at January 3, 2010 and December 28, 2008, respectively, and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

Our cash equivalents and restricted cash equivalents included $238.4 million and $7.4 million, respectively, as of January 3, 2010 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

 As of January 3, 2010, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $1,056.3 million of fixed-rate debt and not on our financial position or our results of operations. However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt.  The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $361.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements increase.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $251.5 million of variable-rate long-term debt outstanding as of January 3, 2010. Our variable-rate long-term debt outstanding as of January 3, 2010 had a weighted average remaining maturity of approximately two years.

Item 8.  Financial Statements and Supplementary Data.

Defined Term	Footnote Where Defined
2007 Trusts	(14)	Facilities Relocation and Corporate Restructuring
401(k) Plans	(19)	Retirement Benefit Plans
Advertising Funds	(24)	Advertising Costs and Funds
AFA	(8)	Long-Term Debt
Affiliate Lease Guarantees	(21)	Guarantees and Other Commitments and Contingencies
Amended Revolver	(8)	Long-Term Debt
Aircraft Lease Agreement	(22)	Transactions with Related Parties
Amended Term Loan	(8)	Long-Term Debt
Arby's	(1)	Summary of Significant Accounting Policies
ARG	(1)	Summary of Significant Accounting Policies
As Adjusted	(2)	Acquisitions and Dispositions
Asset Management	(25)	Business Segments
Bakery	(19)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
California Restaurant Acquisition	(2)	Acquisitions and Dispositions
CAP	(11)	Income Taxes
Capitalized Lease Obligations	(8)	Long-Term Debt
Carrying Value Difference	(1)	Summary of Significant Accounting Policies
CDOs	(1)	Summary of Significant Accounting Policies
Class A Options	(13)	Share-Based Compensation
Class B Options	(13)	Share-Based Compensation
Class B Units	(13)	Share-Based Compensation
Closing Date	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Company’s Derivative Instruments	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Contractual Settlements	(14)	Facilities Relocation and Corporate Restructuring
Conversion	(2)	Acquisitions and Dispositions
Convertible Notes	(4)	Income (Loss) Per Share
Co-op Agreement	(22)	Transactions with Related Parties
Corporate Restructuring	(14)	Facilities Relocation and Corporate Restructuring
Cost Method	(1)	Summary of Significant Accounting Policies
Credit Agreement	(8)	Long-Term Debt
Debentures	(8)	Long-Term Debt
Deerfield	(1)	Summary of Significant Accounting Policies
Deerfield Executive	(22)	Transactions with Related Parties
Deerfield Executives	(22)	Transactions with Related Parties
Deerfield Sale	(1)	Summary of Significant Accounting Policies
Deerfield Severance Agreement	(22)	Transactions with Related Parties
Deferred Compensation Trusts	(22)	Transactions with Related Parties
Determination Date	(2)	Acquisitions and Dispositions
DFR	(1)	Summary of Significant Accounting Policies
DFR Notes	(1)	Summary of Significant Accounting Policies
DFR Restricted Shares	(2)	Acquisitions and Dispositions
DFR Stock Purchasers	(2)	Acquisitions and Dispositions
Early Withdrawal	(6)	Investments
Equipment Term Loan	(8)	Long-Term Debt
Equities Account	(6)	Investments
Equity Interests	(13)	Share-Based Compensation
Equity Investments	(1)	Summary of Significant Accounting Policies
Equities Sale	(6)	Investments
Equity Funds	(22)	Transactions with Related Parties
Equity Plans	(13)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(14)	Facilities Relocation and Corporate Restructuring
Foundation	(22)	Transactions with Related Parties
Funds	(1)	Summary of Significant Accounting Policies
GAAP	(1)	Summary of Significant Accounting Policies
Guarantors	(8)	Long-Term Debt
Helicopter Interests	(22)	Transactions with Related Parties
Indenture	(8)	Long-Term Debt

Interest Rate Swaps	(8)	Long-Term Debt
IRS	(11)	Income Taxes
Jurlique	(6)	Investments
Legacy Assets	(6)	Investments
Liquidation Services Agreement	(6)	Investments
LIBOR	(3)	DFR Notes
Management Company	(2)	Acquisitions and Dispositions
Management Company Employees	(22)	Transactions with Related Parties
New Services Agreement	(22)	Transactions with Related Parties
Other Than Temporary Losses	(1)	Summary of Significant Accounting Policies
Package Options	(13)	Share-Based Compensation
Payment Obligations	(14)	Facilities Relocation and Corporate Restructuring
Preferred Stock	(2)	Acquisitions and Dispositions
Principals	(22)	Transactions with Related Parties
Profit Interests	(13)	Share-Based Compensation
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
RSAs	(13)	Share-Based Compensations
RSUs	(13)	Share-Based Compensations
RTM	(14)	Facilities Relocation and Corporate Restructuring
RTM Acquisition	(21)	Guarantees and Other Commitments and Contingencies
Sale-Leaseback Obligations	(8)	Long-Term Debt
Senior Notes	(8)	Long-Term Debt
Separation Date	(14)	Facilities Relocation and Corporate Restructuring
SERP	(19)	Retirement Benefit Plans
Services Agreement	(2)	Acquisitions and Dispositions
Special Committee	(22)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Subleases	(22)	Transactions with Related Parties
Syrup	(21)	Guarantees and Other Commitments and Contingencies
Target Amount	(6)	Investments
TASCO	(22)	Transactions with Related Parties
TDH	(1)	Summary of Significant Accounting Policies
Term Loan Swap Agreement	(9)	Derivative Instruments
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Triarc	(1)	Summary of Significant Accounting Policies
Trustee	(8)	Long-Term Debt
Uncertain Tax Positions	(1)	Summary of Significant Accounting Policies
Union Pension Fund	(19)	Retirement Benefit Plans
We	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s Restaurants	(1)	Summary of Significant Accounting Policies
Wendy’s Merger	(1)	Summary of Significant Accounting Policies
Wendy’s Plans	(13)	Share-Based Compensation
Wendy’s Pension Plans	(19)	Retirement Benefit Plans
Wendy’s Revolver	(8)	Long-Term Debt
Withdrawal Agreement	(6)	Investments
Withdrawal Fee	(6)	Investments

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Wendy’s/Arby’s Group, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Wendy’s/Arby’s Group, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2010 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 3, 2010

Item 8. Financial Statements and Supplementary Data

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 3,	December 28,
	2010	2008
ASSETS
Current assets:
Cash and cash equivalents	$591,719	$90,090
Restricted cash equivalents	1,114	20,792
Accounts and notes receivable	88,004	97,258
Inventories	23,024	24,646
Prepaid expenses and other current assets	28,098	28,990
Deferred income tax benefit	66,557	37,923
Advertising funds restricted assets	80,476	81,139
Total current assets	878,992	380,838
Restricted cash equivalents	6,242	34,032
Notes receivable	39,295	34,608
Investments	107,020	133,052
Properties	1,619,248	1,770,372
Goodwill	881,019	853,775
Other intangible assets	1,392,883	1,411,473
Deferred costs and other assets	50,717	27,470
Total assets	$4,975,416	$4,645,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,127	$30,426
Accounts payable	103,454	139,340
Accrued expenses and other current liabilities	269,090	251,584
Advertising funds restricted liabilities	80,476	81,139
Total current liabilities	475,147	502,489
Long-term debt	1,500,784	1,081,151
Deferred income	13,195	16,859
Deferred income taxes	475,538	475,243
Other liabilities	174,413	186,433
Commitments and contingencies
Stockholders’ equity:
Common stock, $ 0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,761,433	2,753,141
Accumulated deficit	(380,480)	(357,541)
Common stock held in treasury, at cost	(85,971)	(15,944)
Accumulated other comprehensive loss	(5,685)	(43,253)
Total stockholders’ equity	2,336,339	2,383,445
Total liabilities and stockholders’ equity	$4,975,416	$4,645,620

See accompanying notes to consolidated financial statements

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Revenues:
Sales	$3,198,348	$1,662,291	$1,113,436
Franchise revenues	382,487	160,470	86,981
Asset management and related fees	-	-	63,300
	3,580,835	1,822,761	1,263,717
Costs and expenses:
Cost of sales	2,728,484	1,415,534	894,450
Cost of services	-	-	25,183
General and administrative	452,713	248,718	205,375
Depreciation and amortization	190,251	88,315	66,277
Goodwill impairment	-	460,075	-
Impairment of other long-lived assets	82,132	19,203	7,045
Facilities relocation and corporate restructuring	11,024	3,913	85,417
Gain on sale of consolidated business	-	-	(40,193)
Other operating expense, net	4,255	653	263
	3,468,859	2,236,411	1,243,817

Operating profit (loss)	111,976	(413,650)	19,900

Interest expense	(126,708)	(67,009)	(61,331)
Investment (expense) income, net	(3,008)	9,438	62,110
Other than temporary losses on investments	(3,916)	(112,741)	(9,909)
Other income (expense), net	1,523	2,710	(4,038)
(Loss) income from continuing operations before income taxes	(20,133)	(581,252)	6,732
Benefit from income taxes	23,649	99,294	8,354
Income (loss) from continuing operations	3,516	(481,958)	15,086
Income from discontinued operations, net of income taxes	1,546	2,217	995

Net income (loss)	$5,062	$(479,741)	$16,081

Basic and diluted income (loss) per share :
Continuing operations:
Common stock	$.01	$(3.06)	$.15
Class B common stock	N/A	(1.26)	.17
Discontinued operations:
Common stock	$-	$.01	$.01
Class B common stock	N/A	.02	.01
Net income (loss):
Common stock	$.01	$(3.05)	$.16
Class B common stock	N/A	(1.24)	.18

Dividends per share :
Common stock	$.06	$.26	$.32
Class B common stock	N/A	.26	.36

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Translation Adjustment	Unrecognized Pension Loss	Total
Balance at December 28, 2008	$47,042	$2,753,141	$(357,541)	$(15,944)	$108	$(42,313)	$(1,048)	$2,383,445
Comprehensive income:
Net income	-	-	5,062	-	-	-	-	5,062
Change in unrealized gain on available-for-sale securities	-	-	-	-	(49)	-	-	(49)
Foreign currency translation adjustment	-	-	-	-	-	37,617	-	37,617
Comprehensive income	-	-	-	-	-	-	-	42,630
Cash dividends	-	-	(27,976)	-	-	-	-	(27,976)
Accrued dividends on nonvested restricted stock	-	-	(25)	-	-	-	-	(25)
Repurchases of Common Stock	-	-	-	(78,720)	-	-	-	(78,720)
Share-based compensation expense	-	15,294	-	-	-	-	-	15,294
Common stock issued upon exercises of stock options	-	(4,720)	-	6,686	-	-	-	1,966
Restricted common stock issued	-	(1,777)	-	1,777	-	-	-	-
Non-controlling interests, primarily distributions	-	(129)	-	-	-	-	-	(129)
Other	-	(376)	-	230	-	-	-	(146)
Balance at January 3, 2010	$47,042	$2,761,433	$(380,480)	$(85,971)	$59	$(4,696)	$(1,048)	$2,336,339

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, IN C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Common Stock Held in Treasury	Unrealized (Loss) Gain on Available- for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 30 2007	$2,955	$6,402	$292,080	$167,267	$(16,774)	$(2,104)	$(155)	$689	$(528)	$449,832
Comprehensive income (loss):
Net loss	-	-	-	(479,741)	-	-	-	-	-	(479,741)
Change in unrealized (loss) gain on available-for-sale securities	-	-	-	-	-	2,212	-	-	-	2,212
Change in unrealized loss on cash flow hedges	-	-	-	-	-	-	155	-	-	155
Foreign currency translation adjustment	-	-	-	-	-	-	-	(43,002)	-	(43,002)
Unrecognized pension loss	-	-	-	-	-	-	-	-	(520)	(520)
Comprehensive loss										(520,896)
Cash dividends	-	-	-	(30,538)	-	-	-	-	-	(30,538)
Accrued dividends on nonvested restricted stock	-	-	-	(65)	-	-	-	-	-	(65)
Distribution of Deerfield Capital Corp. common stock	-	-	-	(14,464)	-	-	-	-	-	(14,464)
Share-based compensation expense	-	2	9,127	-	-	-	-	-	-	9,129
Wendy’s International Inc. merger-related transactions:
Conversion of Class B common stock to Class A common stock	6,410	(6,410)	-	-	-	-	-	-	-	-
Value of Wendy’s stock options converted into Wendy’s/Arby’s Group, Inc. options	-	-	18,495	-	-	-	-	-	-	18,495
Common stock issuance related to merger of Triarc Companies, Inc. and Wendy’s International Inc.	37,678	-	2,438,519	-	-	-	-	-	-	2,476,197
Common stock issued upon exercises of stock options	-	-	(45)	-	60	-	-	-	-	15
Restricted common stock issued	-	1	(3,654)	-	3,627	-	-	-	-	(26)
Common stock withheld as payment for withholding taxes on capital stock transactions	-	-	-	-	(2,989)	-	-	-	-	(2,989)
Non-controlling interests, primarily distributions	-	-	(804)	-	-	-	-	-	-	(804)
Other	(1)	5	(577)	-	132	-	-	-	-	(441)
Balance at December 28, 2008	$47,042	$-	$2,753,141	$(357,541)	$(15,944)	$108	$-	$(42,313)	$(1,048)	$2,383,445

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecog- nized Pension Loss	Total
Balance at December 31, 2006	$2,955	$6,366	$325,834	$185,726	$(43,695)	$13,353	$2,237	$(47)	$(691)	$492,038
Cumulative effect of change in accounting for uncertainty in income taxes	-	-	-	(2,275)	-	-	-	-	-	(2,275)
Balance as adjusted at December 31, 2006	2,955	6,366	325,834	183,451	(43,695)	13,353	2,237	(47)	(691)	489,763
Comprehensive income (loss):
Net income	-	-	-	16,081	-	-	-	-	-	16,081
Change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(15,457)	-	-	-	(15,457)
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	-	-	(2,392)	-	-	(2,392)
Foreign currency translation adjustment	-	-	-	-	-	-	-	736	-	736
Recovery of unrecognized pension loss	-	-	-	-	-	-	-	-	163	163
Comprehensive loss										(869)
Cash dividends	-	-	-	(32,117)	-	-	-	-	-	(32,117)
Accrued dividends on nonvested restricted stock	-	-	-	(148)	-	-	-	-	-	(148)
Share-based compensation expense	-	-	9,990	-	-	-	-	-	-	9,990
Common stock issued upon exercises of stock options	-	33	(2,197)	-	3,534	-	-	-	-	1,370
Common stock received or withheld for exercises of stock options	-	(15)	1,962	-	(1,947)	-	-	-	-	-
Restricted common stock issued	-	23	(8,005)	-	7,982	-	-	-	-	-
Common stock withheld as payment for withholding taxes on capital stock transactions	-	(5)	(682)	-	(4,108)	-	-	-	-	(4,795)
Non-controlling interests, primarily distributions	-	-	(13,267)	-	-	-	-	-	-	(13,267)
Other	-	-	(21,555)	-	21,460	-	-	-	-	(95)
Balance at December 30, 2007	$2,955	$6,402	$292,080	$167,267	$(16,774)	$(2,104)	$(155)	$689	$(528)	$449,832

See accompanying notes to consolidated financial statements

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$5,062	$(479,741)	$16,081
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	190,251	88,315	66,277
Impairment of other long-lived assets	82,132	19,203	7,045
Write-off and amortization of deferred financing costs	15,820	8,885	2,038
Share-based compensation provision	15,294	9,129	9,990
Distributions received from joint venture	14,583	2,864	-
Non-cash rent expense	12,618	3,103	1,528
Accretion of long-term debt	10,400	2,452	179
Provision for doubtful accounts	8,169	670	631
Operating investment adjustments, net (see below)	2,484	105,357	(33,525)
Deferred income tax benefit, net	(40,127)	(105,276)	(10,777)
Equity in earnings in joint venture	(8,499)	(1,974)	-
Income from discontinued operations	(1,546)	(2,217)	(995)
Net receipt (recognition) of vendor incentive	(791)	(6,459)	(990)
Goodwill impairment	-	460,075	-
Gain on sale of consolidated business	-	-	(40,193)
Other, net	(4,317)	(3,886)	47
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,074)	(4,187)	15,022
Inventories	1,879	(140)	(987)
Prepaid expenses and other current assets	3,987	8,808	(3,123)
Accounts payable, accrued expenses, and other current liabilities	(2,527)	(31,376)	(7,444)
Net cash provided by continuing operating activities	298,798	73,605	20,804
Cash flows from continuing investing activities:
Capital expenditures	(101,914)	(106,989)	(72,990)
Investment activities, net (see below)	38,141	51,066	51,531
Proceeds from dispositions	10,882	1,322	2,734
Cost of acquisitions, less cash acquired	(2,357)	(9,622)	(4,094)
Increase in cash from merger with Wendy’s International, Inc. (‘Wendy’s”)	-	199,785	-
Cost of merger with Wendy’s	(608)	(18,403)	(2,017)
Decrease in cash related to the sale of a consolidated business	-	-	(15,104)
Other, net	237	(228)	16
Net cash (used in) provided by continuing investing activities	(55,619)	116,931	(39,924)
Cash flows from continuing financing activities:
Proceeds from long-term debt	607,507	37,753	23,060
Repayments of notes payable and long-term debt	(210,371)	(177,883)	(24,505)
Repurchases of common stock	(72,927)	-	-
Deferred financing costs	(38,399)	-	-
Dividends paid	(27,976)	(30,538)	(32,117)
Distributions to non-controlling interests	(156)	(1,144)	(13,494)
Other, net	1,715	(1,113)	(3,147)
Net cash provided by (used in) continuing financing activities	259,393	(172,925)	(50,203)
Net cash provided by (used in) continuing operations before effect of exchange rate changes on cash	502,572	17,611	(69,323)
Effect of exchange rate changes on cash	2,725	(4,123)	-
Net cash provided by (used in) continuing operations	505,297	13,488	(69,323)
Net cash used in operating activities of discontinued operations	(3,668)	(1,514)	(713)
Net increase (decrease) in cash and cash equivalents	501,629	11,974	(70,036)
Cash and cash equivalents at beginning of year	90,090	78,116	148,152
Cash and cash equivalents at end of year	$591,719	$90,090	$78,116

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses on investments	$3,916	$112,741	$9,909
Other net recognized gains	(1,432)	(7,384)	(51,407)
Proceeds from sales of trading securities	-	-	6,017
Other, net	-	-	1,956
	$2,484	$105,357	$(33,525)
Investment activities, net:
Proceeds from sales of available-for-sale securities, securities sold short, and other investments	$31,289	$136,748	$161,857
Decrease (increase) in restricted cash held for investment	26,681	17,724	(34,297)
Cost of available-for-sale securities, other investments purchased, and payments to cover short positions in securities	(19,829)	(103,406)	(76,029)
	$38,141	$51,066	$51,531
Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$86,439	$61,192	$57,309
Income taxes, net of refunds	$14,952	$5,094	$5,455
Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$108,284	$115,419	$87,456
Cash capital expenditures	(101,914)	(106,989)	(72,990)
Non-cash capitalized lease and certain sales-leaseback obligations	$6,370	$8,430	$14,466

Non-cash transactions:
Value of equity consideration issued in merger with Wendy’s
Common stock	$-	$2,476,197	$-
Stock options	$-	$18,296	$-
Assumption of debt	$-	$553,438	$-
Non-cash effect of sale of business segment	$-	$-	$134,608

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “we”) is a Delaware corporation. On September 29, 2008, (the “Closing Date”), we completed the merger (the “Wendy’s Merger”) with Wendy’s International, Inc. (“Wendy’s”) and our corporate name Triarc Companies, Inc. (“Triarc”) was changed to Wendy’s/Arby’s Group, Inc. Wendy’s/Arby’s is the parent company of its wholly-owned subsidiary holding company, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”).  The principal wholly-owned subsidiaries of Wendy’s/Arby’s Restaurants as of January 3, 2010 are Wendy’s and Arby’s Restaurant Group, Inc. (“ARG” or “Arby’s”) and their subsidiaries. Wendy’s and Arby’s are the franchisors of the Wendy’s® and Arby’s® restaurant systems.

The Company also has or had a number of other non-operating subsidiaries. Deerfield & Company, LLC (“Deerfield”), an asset management business, was also a principal subsidiary of the Company until it was sold (the “Deerfield Sale”) on December 21, 2007.

Nature of operations

The Company’s restaurant operations comprise two business segments: Arby’s restaurants and Wendy’s restaurants subsequent to the Wendy’s Merger on September 29, 2008. Prior to the Deerfield Sale, our business operations also included an asset management segment that offered a diverse range of fixed income and credit-related strategies to institutional investors, including Deerfield Capital Corp. (“DFR”) to whom Deerfield was sold.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the Wendy’s Merger, the consolidated financial statements include the accounts of Wendy’s subsequent to the Closing Date.

The Company participates in three national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-owned and franchised stores. The revenue, expenses and cash flows of all such advertising funds are not included in the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

All intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Fiscal year

Our fiscal reporting periods consist of 53 or 52 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2010” or “2009”, which consisted of 53 weeks, (2) “the year ended December 28, 2008” or “2008” and (3) “the year ended December 31, 2007” or “2007” both of which consisted of 52 weeks.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Cash equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash equivalents principally consist of cash in bank, money market and mutual fund money market accounts and are primarily not in Federal Deposit Insurance Corporation insured accounts.

We believe that our vulnerability to risk concentrations in our cash equivalents is mitigated by (1) our policies restricting the eligibility, credit quality and concentration limits for our placements in cash equivalents and (2) insurance from the Securities Investor Protection Corporation of up to $500 per account as well as supplemental private insurance coverage maintained by substantially all of our brokerage firms, to the extent our cash equivalents are held in brokerage accounts.

Accounts and notes receivable

Accounts and notes receivable consist primarily of royalty and franchise fee receivables, credit card receivables and rents, principally due from franchisees. Notes receivable (non-current) also includes a note receivable due from DFR (“DFR Notes”) received as proceeds in the Deerfield Sale. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

As a result of holding the DFR Notes received in connection with the Deerfield Sale, the Company has potential vulnerability to risk related to interest from, and the collection of, the DFR Notes. All quarterly cash interest payments due through January 3, 2010 on the DFR Notes have been received on a timely basis. Based on our assessment of the likelihood of the collectability of the full principal amount of the DFR Notes, we have recorded an allowance for collectability of $21,227 on these notes as of January 3, 2010 and December 28, 2008.

Inventories

The Company’s inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method, and consist primarily of restaurant food items, kids’ meal toys and paper supplies.

Investments

Investments include marketable equity securities with readily determinable fair values. The Company’s marketable equity securities are classified and accounted for as “available-for-sale” and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income. The Company uses the specific identification method to determine the amount reclassified out of accumulated other comprehensive income (loss) into earnings or losses of securities sold for all marketable securities.

Investments in which we have significant influence over the investees (“Equity Investments”), including our 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”), are accounted for in accordance with the “Equity Method” of accounting under which our results of operations include our share of the income or loss of the investees. Investments in limited partnerships and other non-current investments in which we do not have significant influence over the investees are recorded at cost (the “Cost Method”), with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed.

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

The Company reviews all of its investments with unrealized losses and recognizes investment losses currently for any unrealized losses deemed to be other than temporary (“Other Than Temporary Losses”).  These investment losses are recognized as a component of net (loss) income. For investments other than preferred shares of collateralized debt obligation vehicles (“CDOs”) for which the Company acted as collateral manager through the date of the Deerfield Sale, the Company considers such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. The cost-basis component of investments represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary. For preferred shares of CDOs, the Company considered, through the date of the Deerfield Sale, whether there had been any adverse change in the estimated cash flows of

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

the investments in the CDOs as well as the prospect for future recovery, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery.

Securities sold with an obligation to purchase

Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income or loss.

Properties and depreciation and amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization.  Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties:  1 to 15 years for office and restaurant equipment, 5 to 15 years for transportation equipment, 7 to 30 years for buildings and 7 to 20 years for owned site improvements.  Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company believes it is reasonably assured of exercising.

The Company reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  If such review indicates an asset group may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset group to be held and used or over the fair value less cost to sell of an asset to be disposed.  Asset groups are primarily comprised of our individual restaurant properties.

Goodwill

The Company operates in two business segments consisting of two restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. Each segment includes Company-owned restaurants and franchise reporting units which are considered to be separate reporting units for purposes of measuring goodwill impairment. Substantially all goodwill at January 3, 2010 and December 28, 2008 was associated with our franchise reporting units.  Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of each reporting unit, using both discounted cash flows and market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist.

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

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize additional goodwill impairment charges in future years.

Other intangible assets and deferred costs

Amortizing intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles: the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases; 19 to 21 years for franchise agreements; 1 to 5 years for costs of computer software; 20 years for reacquired rights under franchise agreements; 20 years for trademarks with a definite life and distribution rights; and 3 to 8 years for non-compete agreements. Trademarks acquired in the Wendy’s Merger have an indefinite life and are not amortized. Asset management contracts, through the date of the Deerfield Sale, were amortized on the straight-line basis over their estimated lives of 5 to 27 years for CDO contracts and 15 years for contracts under which the company managed investment funds (the “Funds”).

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite lived intangible assets are also reviewed for impairment annually.  If such review indicates the intangible asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the intangible asset.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Deferred financing costs are amortized as interest expense over the lives of the respective debt using the interest rate method.

Derivative instruments

The Company’s derivative instruments, excluding those that may be settled in its own stock, are recorded at fair value (the “Company’s Derivative Instruments”). Changes in fair value of the Company’s Derivative Instruments that have been designated as fair value hedging instruments are recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments.  Changes in fair value of the Company’s Derivative Instruments that have been designated as cash flow hedging instruments are included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss)” to the extent of the effectiveness of such hedging instruments.  Any ineffective portion of the change in fair value of the designated hedging instruments is included in results of operations.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant. The Company recognizes share-based compensation expense net of estimated forfeitures, determined based on historical experience. The Company uses (1) the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted and (2) recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award.

Foreign currency translation

At January 3, 2010, substantially all of the Company’s foreign operations were in Canada where the functional currency is the Canadian dollar.  Financial statements of foreign subsidiaries are prepared in their functional currency then translated into United States dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs, and expenses are translated at a monthly average exchange rate.  Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss).”

Income taxes

We record income tax liabilities based on known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. When considered necessary, we record a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not all or a portion of the asset will not be realized.

We apply a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns (“Uncertain Tax Positions”).  A two-step process of evaluating a tax position is followed, whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled.  The Company adopted this new accounting guidance related to Uncertain Tax Positions on January 1, 2007.  As a result of adoption, the Company recorded a reduction of retained earnings of $2,275 as of the beginning of 2007.

Interest accrued for Uncertain Tax Positions is charged to “Interest expense.”  Penalties accrued for Uncertain Tax Positions are charged to “General and administrative.”

Wendy’s/Arby’s files a consolidated Federal income tax return, which includes its principal corporate subsidiaries.  As a result of the Wendy’s Merger, which for tax purposes was treated as a reverse acquisition, Wendy’s/Arby’s became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent. As a result, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Revenue recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants, and revenues for shipments of bakery items and kid’s meal promotional items to our franchisees and others. “Sales” excludes sales taxes collected from the Company’s customers.

“Franchise revenues” include royalties, franchise fees, and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned.  Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening.  Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee.  Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.  Rental income from locations owned by the Company and leased to franchisees is recognized on a straight-line basis over the respective operating lease terms.

Asset management and related fees, earned prior to the Deerfield Sale, consisted of the following types of revenues:  (1) management fees, (2) incentive fees and (3) other related fees.  Management fees were recognized as revenue when the management services had been performed for the period and sufficient cash flows had been generated by the CDOs to pay the fees under the terms of the related management agreements. In addition, the Company recognized non-cash management fee revenue related to its restricted stock and stock options in DFR based on their then current fair values which were amortized from deferred income to revenues over the vesting period.  Incentive fees were based upon the performance of the Funds and CDOs and were recognized as revenues when the amounts became fixed and determinable upon the close of a performance period for the Funds and all contingencies were resolved. Other related fees primarily included structuring and warehousing fees earned by the Company for services provided to CDOs and were recognized as revenues upon the rendering of such services and the closing of the respective CDO.

Vendor incentives

The Company receives incentives from its vendors. These incentives are recognized as earned and are generally classified as a reduction of “Cost of Sales.”

Advertising costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-owned restaurants.  All advertising costs are expensed as incurred, with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated, and are included in “Cost of sales”.

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

Leases

We operate restaurants that are located on sites owned by us and sites leased by us from third parties.   At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on lease terms. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic detriment.  The primary penalty to which we may be subject is the economic detriment associated with the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated from the date we obtain possession of the leased premises through the expected lease termination date at lease inception. We expense rent from possession date to the restaurant opening date. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

payments are typically due under the terms of the lease, however, expense is recorded for that period on a straight line basis consistent with the Straight-Line Rent policy.

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

Favorable and unfavorable lease amounts, when we purchase restaurants, are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  When the expected term of a lease, including early terminations, is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term and a gain or loss recognized.

Management, with the assistance of a valuation firm, makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to property values, market rents, property lives, discount rates, and probable term, all of which can impact (1) the classification and accounting for a lease as capital or operating, (2) the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of favorable and unfavorable leases. Different amounts of depreciation and amortization, interest and rent expense would be reported if different estimates and assumptions were used.

Non-controlling Interests

The Company adopted new accounting guidance related to non-controlling interests (formerly referred to as minority interests) on the first day of fiscal 2009.  This adoption resulted in the retrospective reclassification of minority interests from its former presentation as a liability to “Stockholders’ equity.”  As our non-controlling interests are no longer significant ($25, $154 and $958 at the end of 2009, 2008 and 2007, respectively), such amounts have not been separately disclosed within “Stockholders’ equity” but rather included in “Additional paid in capital.”  Further, net loss attributable to non-controlling interests ($28, $340 and $2,682 in 2009, 2008 and 2007, respectively) are insignificant for all periods presented and therefore have not been separately disclosed but rather included in “Other income (expense), net.”

Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance is effective commencing with our 2010 fiscal year.  We do not expect adoption of this standard to have a material effect on our consolidated financial statements.

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

The merger was accounted for using the purchase method of accounting and we concluded that we were the acquirer for financial accounting purposes. The total merger consideration was allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their fair values with the excess recognized as goodwill of which $42,282 is deductible for tax purposes.  The total consideration includes merger related costs in accordance with the applicable guidance effective as of the Closing Date.  The computation of the total merger consideration and the allocation of the consideration to the net tangible and intangible assets acquired

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

and liabilities assumed was finalized during the year ended January 3, 2010 and is presented in the table below:

Value of shares of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares	$2,476,197
Value of Wendy’s stock options converted into Wendy’s/Arby’s options	18,296
Wendy’s Merger costs	21,028
Total merger consideration	2,515,521

Net book value of Wendy’s assets acquired and liabilities assumed	712,794
Excess of merger consideration over net book value of Wendy’s assets acquired and liabilities assumed	1,802,727
Changes to fair values of assets and liabilities and deferred income tax liability related to the merger:
(Increase)/decrease in:
Current assets
Accounts and notes receivable	(694)
Prepaid expenses and other current assets	985
Investments	(64,852)
Properties	(46,527)
Other intangible assets
Trademark	(900,109)
Franchise agreements	(353,000)
Favorable leases	(121,620)
Computer software	9,572
Deferred costs and other assets	(377)
Increase/(decrease) in:
Accrued expenses and other current liabilities	1,956
Long-term debt, including current portion of $228	(56,337)
Other liabilities	(31,378)
Unfavorable leases	70,762
Deferred income tax liability	552,718
Total adjustments	(938,901)
Total goodwill	$863,826

In the Wendy’s Merger, 376,776 shares of Wendy’s/Arby’s Class A Common Stock were issued to Wendy’s shareholders.  The equity consideration was based on the 4.25 conversion factor of the Wendy’s outstanding shares at a value of $6.57 per share which represented the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.  Immediately prior to the Wendy’s Merger, each share of our Class B Common Stock was converted into Class A common stock on a one for one basis (the “Conversion”).  In connection with the May 28, 2009 amendment and restatement of our Certificate of Incorporation, our former Class A common stock is now referred to as “Common Stock.”

Outstanding Wendy’s stock options were converted upon completion of the merger into stock options with respect to Wendy’s/Arby’s common stock, based on the 4.25:1 exchange ratio.  The value of Wendy’s stock options that have been converted into Wendy’s/Arby’s stock options of $18,296 was calculated using the Black-Scholes option pricing model as of April 24, 2008.

The acquired franchise agreements have a weighted average amortization period of approximately 21 years and the acquired trademark has an indefinite life so there is no related amortization. The acquired favorable and unfavorable leases have a weighted average amortization period of approximately 19 and 16 years, respectively.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted”) for 2008 and 2007 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the years ended December 28, 2008 and December 30, 2007 to give effect to the Wendy’s Merger and the Conversion as if they had been consummated as of the beginning of 2007:

	2008		2007
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$1,662,291	$3,279,504	$1,113,436	$3,273,461
Franchise revenues	160,470	383,137	86,981	374,950
Asset management and related fees	-	-	63,300	-
Total revenues	1,822,761	3,662,641	1,263,717	3,648,411
Operating (loss) profit	(413,650)	(392,854)	19,900	150,437
Net (loss) income	(479,741)	(492,026)	16,081	80,856
Basic and diluted (loss) income per share:
Common Stock	(3.05)	(1.05)	.16	.17
Class B Common Stock	(1.24)	N/A	.18	N/A

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the merger had been completed on the date set forth above, nor is it necessarily indicative of the future operating results of the combined company.  The As Reported and As Adjusted amounts for Wendy’s include (1) the effect of $84,231 of Special Committee costs incurred before the date of the Wendy’s Merger in 2008 and $24,670 in 2007, (2) $9,757 of facilities relocation costs in 2007, and (3) $6,750 of impairment of other long-lived assets in 2007. The As Adjusted (loss) income per share data for 2008 and 2007 assume the conversion of all Class B Common Stock to Common Stock occurred prior to 2007 and the As Adjusted data for 2007 excludes Deerfield.

Other Restaurant Acquisitions and Dispositions

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 45 Arby’s franchised restaurants, including 41 restaurants in the California market, in two separate transactions during fiscal 2008.  The total net consideration for acquisitions, including deal costs, was $15,861 consisting of (1) $9,622 of cash and (2) the assumption of $6,239 of debt.

During the year ended January 3, 2010, the Company received proceeds from dispositions of $10,882 consisting of $5,045 from the sale of twelve Wendy’s units to a franchisee, $4,529 from the sale of surplus properties and $1,308 related to other dispositions. These sales resulted in a net gain of $1,203 which is included in “Depreciation and amortization.”

Other restaurant acquisitions and dispositions during the periods presented were not significant.

Sale of Deerfield

Prior to 2007, the Company purchased 1,000 shares of DFR for $15,000, and certain former officers (the “DFR Stock Purchasers”) purchased 115 shares of DFR for a cost of $1,731.  Such shares were all purchased at the same price and terms as those shares purchased by third-party investors pursuant to an initial public offering of DFR prior to 2007. Subsequently, certain of DFR Stock Purchasers, but not the Company, acquired additional shares at various prices in open-market transactions.  The Company, through the date of the Deerfield Sale, was the investment manager of DFR and, subsequent to the Deerfield Sale, maintains one seat on its Board of Directors.  Prior to 2007, the Company received restricted investments consisting of 404 of DFR restricted shares (“DFR Restricted Shares”) and options to purchase an additional 1,346 shares of stock of DFR, which represented compensation granted in consideration of the Company’s management of DFR.  The restricted stock and options vested one-third each in 2005 through 2007. In addition, during 2007 the Company received 21 shares of common stock of DFR. In March 2007, the Company granted an aggregate 97 of the vested DFR Restricted Shares owned by the Company as restricted stock to additional then employees of the Company. The shares vest ratably over a three-year period. In connection with the March 2007 award, the Company recorded the $1,500 fair market value of DFR shares as of the date of grant as “Deferred costs and other assets.”  With the exception of the March 2007 grant of the vested DFR Restricted Shares to employees, all of the DFR Restricted Shares were distributed to the members of Deerfield immediately prior to the Deerfield Sale. In December 2007, pursuant to agreements with certain former executives, the Company distributed its original investment in the 1,000 shares of common stock of DFR to the former executives. In connection with this distribution, the Company realized a $2,872 loss on its investment in DFR common shares which is included in “Other income (expense), net.”

On December 21, 2007, the Company sold its 63.6% capital interest in Deerfield to DFR.  The Deerfield Sale resulted in non-cash proceeds to the Company aggregating approximately $134,608 consisting of (1) 9,629 preferred shares (the “Preferred Stock”) of a subsidiary of DFR with a then estimated fair value of $88,398 at the time of the Deerfield sale and (2) $47,986 principal amount of

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

series A Senior Secured Notes of DFR due in December 2012 with an estimated fair value of $46,210 at the date of the Deerfield Sale.

The Deerfield Sale resulted in an approximate pretax gain of $40,193, net of approximately $2,320 of related fees and expenses and net of the then remaining $6,945 unrecognized gain on the sale which could not be recognized due to the Company’s then continuing interest in DFR, as further described below, and is included in “Gain on sale of consolidated businesses.” The gain at the date of sale excluded approximately $7,651 that the Company could not recognize because of its then approximate 16% continuing interest in DFR through its ownership in the Preferred Stock, on an as-if converted basis, and common stock of DFR it already owned.  As a result of a subsequent distribution of 1,000 DFR shares previously owned by the Company in 2007, our ownership decreased to approximately 15% and the Company recognized approximately $706 of the originally deferred gain. The fees and expenses include approximately $825 representing a portion of the additional fees which are attributable to the Company’s utilization of personnel from a management company formed by our Chairman, who is our former Chief Executive Officer, and our Vice Chairman, who is our former President and Chief Operating Officer, and a director, who is our former Vice Chairman (the “Management Company”) in connection with the provision of services under a two-year transition services agreement (the “Services Agreement”).

The remaining aggregate 206 unrestricted DFR common shares, representing the portion of the DFR Restricted Shares and other common stock of DFR distributed to us in connection with the Deerfield Sale, and the Preferred Stock received in connection with the Deerfield Sale held by the Company represented an ownership percentage in DFR of 14.7% as of December 30, 2007, on an as-if fully converted basis. Certain former officers of Wendy’s/Arby’s had an approximate 1.5% ownership interest in DFR as of December 30, 2007.  We accounted for the DFR Preferred Stock as an available-for-sale debt security due to their mandatory redemption requirement.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the Preferred Stock we held into a like number of shares of common stock. On March 11, 2008, our Board of Directors approved the distribution of our 9,835 shares of DFR common stock, which also included the 206 common shares of DFR distributed to us in connection with the Deerfield Sale to our stockholders. The distribution in the form of a dividend, which was valued at $14,464, was paid in 2008 to holders of record of our Class A Common Stock and our Class B Common Stock.

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

Based on the events described above and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the 9,629 common shares owned by us, as well as the 206 common shares which were distributed to us in connection with the Deerfield Sale, was impaired.  As a result, as of March 11, 2008 we recorded an other than temporary loss which is included in “Other than temporary losses on investments” for the year ended December 28, 2008 of $67,594 (without tax benefit as described below) which included $11,074 of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and which were included in “Accumulated other comprehensive income (loss).” These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders.  We also recorded an additional impairment charge, which is also included in “Other than temporary loses on investments” from March 11, 2008 through the March 29, 2008 record date of the dividend of $492. As a result of the distribution, the income tax loss that resulted from the decline in value of our investment of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $754 of equity in net losses of DFR which are included in “Other income (expense), net” for the year ended December 28, 2008 related to our investment in the 206 common shares of DFR discussed above which were accounted for under the equity method through the Determination Date.

(3) DFR Notes

On December 21, 2007 the Company received, as a part of the proceeds in the Deerfield Sale, $47,986 principal amount of the DFR Notes with an estimated fair value of $46,210 at the date of the Deerfield Sale.  The fair value of the DFR Notes was based on the present value of the probability weighted average of expected cash flows from the DFR Notes.  The Company believed that this value approximated the fair value of the DFR Notes as of December 27, 2007 due to the close proximity to the Deerfield Sale date.

The DFR Notes bear interest at the three-month London InterBank Offered Rate (“LIBOR”) (0.25% at January 3, 2010) plus a factor, initially 5% through December 31, 2009, increasing 0.5% each quarter from January 1, 2010 through June 30, 2011 and 0.25%

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

each quarter from July 1, 2011 through their maturity.  The DFR Notes are secured by certain equity interests of DFR and certain of its subsidiaries.  The $1,776 original imputed discount on the DFR Notes is being accreted to “Other income (expense), net” using the interest rate method.

We have received timely cash payment of all quarterly interest payments due on the DFR Notes to date.  Additionally, in October 2008 we received a $1,070 dividend payment on the DFR convertible preferred stock which we previously held.  Based on the receipt of these payments, we did not record a reserve on these notes prior to the fourth quarter of 2008.

 The dislocation in the sub-prime mortgage sector and continuing weakness in the broader credit markets has adversely impacted, and may continue to adversely impact, DFR’s cash flows.  Due to the significant continuing weakness in the credit markets and at DFR and based upon current publicly available information, and our ongoing assessment of the likelihood of full repayment of the principal amount of the DFR Notes, Company management determined that the likelihood of collectability of the full principal amount of the DFR Notes had significantly declined and the Company recorded an allowance for doubtful accounts on the DFR Notes of $21,227 in the fourth quarter of 2008.  The 2008 charge is included in “Other than temporary losses on investments.” The Company believes such allowance continues to be necessary at January 3, 2010.

The DFR Notes, net of unamortized discount and the valuation allowance, of $25,696 and $25,344 at January 3, 2010 and December 28, 2008, respectively, are included in non-current “Notes receivable.”

(4) Income (Loss) Per Share

Basic income per share for 2009 is computed by dividing net income by the weighted average number of common shares outstanding. Prior to the Wendy’s Merger, the Company had Class B common stock which was converted to Class A common stock and is now referred to as “Common Stock” as discussed in Note 2.

Basic income (loss) per share for 2008 and 2007 has been computed by dividing the allocated loss or income for the Company’s Common Stock and the Company’s Class B Common Stock by the weighted average number of shares of each class.  Net income for 2007 was allocated between our Common Stock and Class B Common Stock based on the actual dividend payment ratio. Net loss for 2008 was allocated equally among each share of our Common Stock and Class B Common Stock up until the date of the Conversion; subsequent to the Conversion, net loss was only allocated to our Common Stock since Class B Common Stock no longer existed.

Diluted income per share for 2009 and 2007 has been computed by dividing income for our Common Stock and, in 2007, our Class B Common Stock by the weighted average number of shares of each class outstanding plus the potential common share effect of dilutive stock options and of restricted shares, computed using the treasury stock method. Diluted loss per share for 2008 was the same as basic loss per share for each share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss per share would have been antidilutive. The shares used to calculate diluted income per share exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share obtainable on conversion exceeded the reported basic income from continuing operations per share.  For 2009 and 2007, we excluded 17,194 and 2,722 potential common shares, respectively, from our diluted per share calculation as they would have had anti-dilutive effects.

As of January 3, 2010, our potential common shares consisted of the following: (1) outstanding stock options which can be exercised into 23,465 shares of our Common Stock, (2) 1,481 restricted shares of our Common Stock and (3) $2,100 of Convertible Notes which are convertible into 160 shares of our Common Stock.

Income (loss) per share in 2008 and 2007 has been computed by allocating the loss or income as follows:
	2008	2007
Common Stock:
Continuing operations	$(421,599)	$4,337
Discontinued operations	1,378	286
Net (loss) income	$(420,221)	$4,623
Class B Common Stock:
Continuing operations	$(60,359)	$10,749
Discontinued operations	839	709
Net (loss) income	$(59,520)	$11,458

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The number of shares used to calculate basic and diluted income (loss) per share was as follows:

	2009	2008	2007
Common Stock:
Basic shares – weighted average shares outstanding	466,204	137,669	28,836
Dilutive effect of stock options and restricted shares	483	-	129
Diluted shares	466,687	137,669	28,965
Class B Common Stock:
Basic shares – weighted average shares outstanding		47,965 (a)	63,523
Dilutive effect of stock options and restricted shares		-	759
Diluted shares		47,965	64,282
_____________

(a) Represents the weighted average for the full year even though the Class B Common Stock was converted into Common Stock on September 29, 2008.

(5) Balance Sheet detail

Cash and cash equivalents
	Year End
	2009	2008
Cash	$353,283	$53,324
Cash equivalents	238,436	36,766
	$591,719	$90,090

Restricted cash equivalents
	Year End
Current	2009	2008
Trust for termination costs for former Wendy’s executives	$964	$20,641
Other	150	151
	$1,114	$20,792

	Year End
Non-current	2009	2008
Trust for termination costs for former Wendy’s executives	$5,352	$6,462
Collateral supporting letters of credit securing payments due under leases	890	1,055
Accounts managed by the Management Company	-	26,515
	$6,242	$34,032

Accounts and notes receivable
	Year End
Current	2009	2008
Accounts receivable:
Franchisees	$74,555	$68,895
Other	17,090	25,803
	91,645	94,698
Notes receivable:
Franchisees	2,899	3,447
	94,544	98,145
Allowance for doubtful accounts	(6,540)	(887)
	$88,004	$97,258

	Year End
Non-Current	2009	2008
Notes receivable:
DFR	$46,922	$46,571
Franchisees	9,850	9,841
AFA Service Corporation	5,089	-
	61,861	56,412
Allowance for doubtful accounts	(22,566)	(21,804)
	$39,295	$34,608

The following is an analysis of the allowance for doubtful accounts:

	2009	2008	2007
Balance at beginning of year:
Current	$887	$166	$224
Non-current	21,804	354	-
Provision for doubtful accounts:
DFR Notes	-	21,227	-
Franchisees	8,342	783	277
Other	(173)	(113)	354
Uncollectible accounts written off, net of recoveries	(1,754)	274	(335)

Balance at end of year:
Current	6,540	887	166
Non-current	22,566	21,804	354
Total	$29,106	$22,691	$520

Properties
	Year End
	2009	2008
Owned:
Land	$467,249	$460,588
Buildings and improvements (a)	411,671	682,280
Office, restaurant and transportation equipment	435,824	388,966
Leasehold improvements (a)	406,254	171,569
Leased (b):
Capitalized leases	110,363	127,728
Sale-leaseback assets	134,648	146,122
	1,966,009	1,977,253
Accumulated depreciation and amortization	(346,761)	(206,881)
	$1,619,248	$1,770,372

(a)	The 2009 amounts reflect a reclassification of approximately $200,000 from Buildings and improvements to Leasehold improvements related to assets acquired in the Wendy’s Merger.
(b)	These assets principally include buildings and improvements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Pledged assets

The following is a summary of assets pledged as collateral for certain debt:

	Year End
	2009	2008
Cash and cash equivalents	$515,655	$19,853
Accounts and notes receivable (including long-term)	98,320	17,482
Inventories	21,870	11,096
Investments	4,664	-
Properties	531,534	335,739
Other intangible assets	1,256,800	22,299
Deferred costs and other assets	-	2,571
	$2,428,843	$409,040

Accrued expenses and other current liabilities

	Year End
	2009	2008
Accrued compensation and related benefits	$81,864	$65,262
Insurance reserves	54,924	67,004
Accrued taxes	38,762	42,753
Accrued interest	34,569	9,776
Other	58,971	66,789
	$269,090	$251,584

(6) Investments

Short-Term

The Company’s short-term investment, included in “Prepaid expenses and other current assets,” was carried at a fair market value of $263 and $162 at January 3, 2010 and December 28, 2008, respectively, and was our only remaining short-term investment as of the end of 2009 and 2008. On January 8, 2010, we sold the short-term investment for approximately $288.

Long-Term

The following is a summary of the carrying value of non-current investments:

		Year End 2008
	Year End 2009		Unrealized Holding		Fair	Carrying
	Carrying Value	Cost (a)	Gains	Losses	Value	Value
Restricted investments held in the Equities Account:
Available-for-sale marketable equity securities, at fair value		$30,103	$410	$(242)	$30,271	$30,271
Non-marketable equity securities, at cost						143
						30,414
Other:
At equity:
Joint venture with THI	$97,476					89,771
Other	-					212
At cost:	9,544					12,655
	107,020					102,638
	$107,020					$133,052
__________________________________

(a)	The cost of available-for-sale securities have been reduced by any “Other Than Temporary Losses on Investments.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Equities Account

In 2005, we invested $75,000 in brokerage accounts (the “Equities Account”), which were managed by the Management Company.  The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns.

In June 2009, we and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that we would be permitted to withdraw all amounts in the Equities Account on an accelerated basis (the “Early Withdrawal”) effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company which was terminated on June 26, 2009, we had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47,000 was released to us from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, we agreed to pay the Management Company $5,500 (the “Withdrawal Fee”), were not required to return the $47,000 referred to above and were no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37,401 (the “Equities Sale”), of which $31,901 was received by us, net of the Withdrawal Fee and for which we realized a gain of $2,280 in 2009, which are both included in “Investment (expense) income, net.”

Liquidation Services Agreement

On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) whereby, the Management Company will assist us in the sale, liquidation or other disposition of our cost investments and DFR Notes,  (the “Legacy Assets”), which are not related to the Equities Account.  As of the date of the Liquidation Services Agreement, the Legacy Assets were valued at $36,600 (the “Target Amount”).  The Liquidation Services Agreement, which expires June 30, 2011, provided for the payment of a fee of $900 in two installments to the Management Company which is being recognized as expense over the term of the agreement and included in “General and administrative.”  In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of and the aggregate net proceeds to us are in excess of the Target Amount, we will pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.

DFR Investments

Prior to the Deerfield Sale, the Company had been accounting for its vested DFR common stock under the Equity Method due to the Company’s significant influence over the operational and financial policies of DFR, principally reflecting the Company’s representation on DFR’s board of directors and the management of DFR by the Company.  The Company received $4,171 of distributions with respect to its aggregate investment in DFR during 2007 which, in accordance with the Equity Method, reduced the carrying value of this investment.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Presented below is summary financial information of DFR as of and for the year ended December 31, 2007, DFR’s year end. As we held our equity investment in DFR for less than one quarter in 2008, we have not presented any data for that year. The company’s actual ownership in DFR Common Stock was 0.3% in 2007.  The summary financial information is taken from balance sheets which do not distinguish between current and long-term assets and liabilities and is as follows:

Year End
2007
Balance sheet information:
Cash and cash equivalents	$113,733
Investments in securities	6,342,477
Other investments	738,404
Other assets	593,355
$7,787,969

Accounts payable and accrued liabilities	$66,028
Securities sold under agreements to repurchase	5,303,865
Long-term debt	775,368
Other liabilities	1,057,972
Convertible preferred stock	116,162
Stockholders’ equity	468,574
$7,787,969

2007
Income statement information:
Revenues	$92,536
Loss before income taxes	(95,256)
Net loss	(96,591)

Investment in joint venture with Tim Hortons Inc.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the Equity Method.  Our equity in earnings from this joint venture is included in “Other operating expense, net.”  The carrying value of our investment in TimWen exceeded the Company’s interest in the underlying equity of the joint venture by $59,446 and $54,787 as of January 3, 2010 and December 28, 2008, respectively, primarily due to purchase price adjustments recorded in the Wendy’s Merger, net of accumulated amortization.  This purchase price adjustment is being accounted for as if TimWen were a consolidated subsidiary, and is assumed to have been allocated to net amortizable assets with an average life of 21.2 years.

Presented below is activity related to our portion of TimWen included in our Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the year ended January 3, 2010 and the quarter ended December 28, 2008.

	2009	2008
Balance at beginning of period	$89,771	$41,649
Purchase price adjustments	-	65,455
	89,771	107,104

Equity in net earnings for the period	11,334	2,630
Amortization of purchase price adjustments	(2,835)	(656)
	8,499	1,974

Distributions	(14,583)	(2,864)
Currency translation adjustment included in “Comprehensive Income”	13,789	(16,443)
Balance at end of period	$97,476	$89,771

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Presented below is a summary of financial information of TimWen as of and for the year and quarter ended January 3, 2010 and December 28, 2008, respectively, in Canadian dollars.  The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	January 3, 2010		December 28, 2008
Balance sheet information:
Properties	C$	83,078	C$	87,292
Cash and cash equivalents		75		5,063
Accounts receivable		4,989		3,339
Other		3,150		3,142
	C$	91,292	C$	98,836

Accounts payable and accrued liabilities	C$	2,257	C$	2,521
Other liabilities		9,081		10,893
Partners’ equity		79,954		85,422
	C$	91,292	C$	98,836

	Year ended January 3, 2010		Quarter ended December 28, 2008
Income statement information:
Revenues	C$	38,471	C$	9,462
Income before income taxes and net income		27,532		6,325

Investment in Jurlique International Pty Ltd.

We account for our approximately 11% investment in Jurlique International Pty Ltd. (“Jurlique”) (an Australian manufacturer and multi-channel global marketer, which sells a high-end series of natural skincare products in certain department stores, duty-free shops, company and franchised locations) under the Cost Method since our voting interest does not provide us the ability to exercise significant influence over Jurlique’s operational and financial policies. Jurlique is being affected by the global economic recession leading to lower than anticipated sales and margins. Based on financial results provided by the company, which noted significant declines in operations in 2008, economic conditions and our internal valuations of the company, we determined that our investment in this company was more than likely not recoverable. Therefore, we recorded other than temporary losses of $8,504 in 2008.

Investment Activity

Proceeds from sales of current and non-current available-for-sale securities, and gross realized gains and gross realized losses on those transactions, which are included in “Investment (expense) income, net” are as follows:

	2009	2008	2007
Proceeds from sales	$32,243	$87,301	$105,170

Gross realized gains	$3,035	$4,222	$21,691
Gross realized losses	(618)	(5,809)	(682)
	$2,417	$(1,587)	$21,009

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive (loss) income:

	2009	2008	2007
Unrealized holding gains (losses) arising during the year	$101	$(4,505)	$(9,842)
Reclassifications of prior year unrealized holding (gains) losses into net income or loss	(168)	8,206	(15,811)
Equity in change in unrealized holding (losses) gains arising during the year	-	(201)	2,170
	(67)	3,500	(23,483)
Income tax benefit (provision)	18	(1,288)	8,723
Non-controlling interests in increase in unrealized holding gains of a consolidated subsidiary	-	-	(697)
	$(49)	$2,212	$(15,457)

(7) Goodwill and Other Intangible Assets

The following is a summary of the components of goodwill for each business segment:

	2009			2008
	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total
Balance at beginning of year:
Goodwill	$499,692	$836,158	$1,335,850	$490,778	$-	$490,778
Accumulated impairment losses	(482,075)	-	(482,075)	(22,000)	-	(22,000)
	17,617	836,158	853,775	468,778	-	468,778
Changes in goodwill:
Wendy’s Merger	-	18,195	18,195	-	845,631	845,631
Other restaurant acquisitions	-	-	-	8,914	-	8,914
Impairment	-	-	-	(460,075)	-	(460,075)
Currency translation adjustment	-	9,049	9,049	-	(9,473)	(9,473)
Balance at end of year:
Goodwill	499,692	863,402	1,363,094	499,692	836,158	1,335,850
Accumulated impairment losses	(482,075)	-	(482,075)	(482,075)	-	(482,075)
	$17,617	$863,402	$881,019	$17,617	$836,158	$853,775

The following is a summary of the components of other intangible assets:

	Year End 2009			Year End 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-amortizable:
Wendy’s trademarks	$903,000	$-	$903,000	$900,389	$-	$900,389
Amortizable:
Franchise agreements	352,630	21,148	331,482	350,033	4,152	345,881
Favorable leases	144,683	20,627	124,056	147,881	9,650	138,231
Reacquired rights under franchise agreements	17,348	3,721	13,627	19,009	3,142	15,867
Computer software	32,150	11,432	20,718	18,259	7,154	11,105
	$1,449,811	$56,928	$1,392,883	$1,435,571	$24,098	$1,411,473

Aggregate amortization expense:
Actual for fiscal year (a):	Total
2007 (b)	$13,509
2008	13,470
2009	44,837
Estimate for fiscal year:
2010	$34,180
2011	32,085
2012	30,423
2013	29,349
2014	27,693
Thereafter	336,153
______________
(a)
Includes $7,674, $1,096 and $5,328 of impairment charges related to other intangible assets in 2009, 2008 and 2007, respectively which have been recorded as a reduction in the cost basis of the related intangible asset.

(b)	Includes $2,375 of amortization of asset management contracts until their disposal with the Deerfield Sale.

(8) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2009	2008
10.00% Senior Notes, due 2016 (a)	$551,779	$-
Senior secured term loan, average effective interest of 7.25% as of January 3, 2010 (b)	251,488	385,030
6.20% senior notes, due in 2014 (c)	204,303	199,111
6.25% senior notes, due in 2011 (c)	193,618	188,933
Sale-leaseback obligations due through 2029 (d)	125,176	123,829
Capitalized lease obligations due through 2036 (e)	89,886	106,841
7% Debentures, due in 2025 (f)	80,081	78,974
6.54% Secured equipment term loan, due in 2013 (g)	18,901	19,790
Other	7,679	9,069
	1,522,911	1,111,577
Less amounts payable within one year	(22,127)	(30,426)
	$1,500,784	$1,081,151

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, discounts and interest rate swaps, as of January 3, 2010 were as follows:

Fiscal Year	Amount
2010	$22,127
2011	338,128
2012	136,317
2013	21,567
2014	236,063
Thereafter	828,928
$1,583,130

(a)
On June 23, 2009, Wendy’s/Arby’s Restaurants issued $565,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551,061. The $13,939 discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).  Wendy’s/Arby’s Restaurants incurred approximately $21,599 in costs related to the issuance of the Senior Notes which are being amortized to “Interest expense” over the Senior Notes’ term utilizing the effective interest method.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

An indenture for the Senior Notes dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets. The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.

(b)  The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and includes an amended senior secured term loan (the “Amended Term Loan”) and an amended senior secured revolving credit facility (the “Amended Revolver”).  As a result of an agreement entered into on March 17, 2009, the amount of the senior secured revolving credit facility increased from $100,000 to $170,000.  Also, Wendy’s and certain of its affiliates became co-obligors in addition to Arby’s and certain of its affiliates.  The Amended Term Loan is due July 2012 and the Amended Revolver expires in July 2011.

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less $132,500 used to prepay the Amended Term Loan and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating. Wendy’s/Arby’s Restaurants incurred approximately $3,107 in costs related to Amendment No. 1.

The Amended Term Loan and amounts borrowed under the Amended Revolver under the Credit Agreement bear interest at our option at either (i) the Eurodollar Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (ii) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of January 3, 2010, the applicable interest rate margins available to us were 4.50% for Eurodollar Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of January 3, 2010, we have elected to use the Base Rate which resulted in a rate of 7.25% as of January 3, 2010.

The obligations under the Credit Agreement were secured by substantially all of the assets, other than real property, of the Wendy’s and Arby’s restaurants segments which had an aggregate net book value of approximately $2,227,682 as of January 3, 2010 and were also guaranteed by substantially all of the entities comprising the Wendy’s and Arby’s restaurants segments.  In addition, the Credit Agreement contained various covenants relating to the Wendy’s and Arby’s restaurants segments, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Wendy’s/Arby’s.  The Company was in compliance with all of the covenants as of January 3, 2010.  As of January 3, 2010 there was $306,523 available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

During 2009, we borrowed a total of $51,182 under the Amended Revolver; however, no amounts were outstanding as of January 3, 2010.  The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50,000.  The availability under the Amended Revolver as of January 3, 2010 was $136,413, which is net of $33,587 for outstanding letters of credit.

(c)  Wendy’s senior notes were reduced to fair value at the date of and in connection with the Wendy’s Merger based on outstanding principal of $225,000 and $200,000 and effective interest rates of 7.0% and 6.6% for the 6.20% senior notes and 6.25% senior notes, respectively. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the notes mature.  The value of the Wendy’s senior notes is adjusted to reflect the fair value of interest rate swaps associated with this debt (the “Interest Rate Swaps”).  As of January 3, 2010, this adjustment increased the value of the 6.20% senior notes and the 6.25% senior notes by $682 and $907, respectively.  These notes are unsecured and are redeemable prior to maturity at our option. The Wendy’s senior notes contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. The Company was in compliance with these covenants as of January 3, 2010.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(d)   The sale-leaseback obligations (the “Sale-Leaseback Obligations”), which extend through 2029, relate to capitalized restaurant leased assets with an aggregate net book value of $102,583 as of January 3, 2010.

(e)
The capitalized lease obligations (the “Capitalized Lease Obligations”), which extend through 2036, relate to Arby’s capitalized restaurant leased assets and software with aggregate net book values of $58,512 and $6,388 respectively, as of January 3, 2010 and Wendy’s capitalized leased buildings with aggregate net book value of $20,317.

(f)
Wendy’s 7% Debentures (the “Debentures”) are unsecured and were reduced to fair value at the date of and in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the Debentures mature.  These Debentures contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. The Company was in compliance with these covenants as of January 3, 2010.

(g)
During 2008 we entered into a $20,000 financing facility for one of our existing aircraft (the “Equipment Term Loan”).  Subsequent to year end we made a $5,000 prepayment on the Equipment Term Loan. The facility requires monthly payments, including interest, of approximately $180 through August 2013 with a final balloon payment of approximately $10,180 due September 2013.  This loan is secured by an airplane with a net book value of $10,812 as of January 3, 2010.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of January 3, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

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

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system, in which we have voting interests of substantially less than 50%, had a bank line of credit that matured and was not renewed as of January 2010.  In connection with the establishment of a revolving loan agreement with ARG discussed further in Related Party Transactions, AFA utilized the revolving line with ARG and repaid all amounts outstanding under its bank line of credit on December 28, 2009.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations.  The availability under this line of credit as of January 3, 2010 was $20,344.

At January 3, 2010, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. Wendy’s guarantees this debt.  The availability under this facility as of January 3, 2010 was C$5,698.

(9) Derivative instruments

During the third quarter of 2009, we entered into the Interest Rate Swaps with notional amounts totaling $361,000 that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s senior notes for floating rates. The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At January 3, 2010, the fair value of our Interest Rate Swaps was $1,589 and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s senior notes.

At December 28, 2008, we also had the following derivative instruments: (1) put options on equity securities and (2) total return swaps on equity securities. The Company did not designate these derivatives as hedging instruments, and accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in the Company’s results of operations. Prior to their expiration through October 2008, we also had three interest rate swap agreements (the “Term Loan Swap Agreements”) related to our Term Loan.  The Term Loan Swap Agreements hedged a portion of the related Term Loan interest rate risk exposure.  Interest payments under Arby’s Term Loan are based on LIBOR plus a spread.  These hedges of interest rate risk relating to Arby’s Term Loan

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

had been designated as effective cash flow hedges at inception and on an ongoing quarterly basis through their expiration dates.  There was no ineffectiveness from these hedges through their expiration in 2008.  Accordingly, gains and losses from changes in the fair value of the hedges were included in the “Unrealized gains (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss).”  If a hedge or portion thereof had been determined to be ineffective, any changes in fair value would have been recognized in the Company’s results of operations.

In addition, prior to the Deerfield sale, we had a derivative instrument related to the vested portion of stock options owned by the Company in DFR.

The Company’s cash flow hedges included the Term Loan Swap Agreements and the equity in DFR’s cash flow hedges.  The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income (loss):

	2008	2007
Unrealized holding gains (losses) arising during the year	$251	$(826)
Equity in change in unrealized holding gains (losses) arising during the year	3	(1,087)
Reclassifications of prior year unrealized holding gains into net income or loss	-	(1,951)
	254	(3,864)
Income tax (provision) benefit	(99)	1,472
	$155	$(2,392)

The following income and expense items were recognized by the Company related to its derivative activity during each of the years presented below:

	2009	2008	2007
Interest expense (income):
Interest Rate Swaps	$(2,865)	$-	$-
Term Loan Swap Agreements	-	1,797	(1,917)
Investment expense (income), net:
Put and call option combinations on equity securities	(286)	(2,411)	(3,315)
Total return swaps on equity securities	-	5,165	(2,144)
Put options	-	(1,036)	1,036
Trading derivatives	-	-	741
Other expense, net:
Settlement of foreign currency put and call arrangement	-	-	877
	$(3,151)	$3,515	$(4,722)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(10) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows:

	Year End
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (a)	$591,719	$591,719	$90,090	$90,090
Restricted cash equivalents (a):
Current	1,114	1,114	20,792	20,792
Non-current	6,242	6,242	34,032	34,032
Short-term investment (b)	263	263	162	162
DFR Notes receivable (c)	25,696	28,655	25,344	25,344
Non-current Cost Investments for which it is:
Practicable to estimate fair value (d)	9,544	11,355	12,010	11,927
Not practicable to estimate fair value (e)	-		788
Restricted investments (b)	-	-	30,271	30,271
Interest Rate Swaps (f)	1,589	1,589	-	-
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior Notes (b)	551,779	610,200	-	-
Senior secured term loan, weighted average effective interest of 7.25% as of January 3, 2010 (b)	251,488	252,904	385,030	238,718
6.20% senior notes (b)	204,303	223,425	199,111	168,974
6.25% senior notes (b)	193,618	199,200	188,933	176,000
Sale-leaseback obligations (g)	125,176	118,634	123,829	136,707
Capitalized lease obligations (g)	89,886	86,706	106,841	111,788
7% Debentures (b)	80,081	85,500	78,974	61,320
6.54% Secured equipment term loan (g)	18,901	18,790	19,790	21,072
Other	7,679	7,643	9,069	9,262
Total long-term debt, including current portion	$1,522,911	$1,603,002	$1,111,577	$923,841
Securities sold with an obligation to purchase - restricted (b)	$-	$-	$16,626	$16,626
Other derivatives in liability positions - restricted (b)	-	-	2,979	2,979
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (h)	382	382	460	460
Debt obligations of AmeriGas Eagle Propane, L.P. (i)	-	-	-	690
Wendy’s franchisee loans obligations (j)	$592	$592	$706	$706
_______________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)	The fair values are based on quoted market prices.

(c)	The fair value of the DFR Notes is based on the present value of the probability weighted average of expected cash flows of the DFR Notes.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(d)
These consist of investments in certain non-current cost investments.  The fair values of these investments were based entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices.  To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

(e)	It was not practicable to estimate the fair value of this cost investment because the investment was non-marketable.

(f)
The fair values were estimated by the Company based on information provided by the bank counterparties that is model-driven and whose inputs are observable or whose significant value drivers are observable.

(g)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(h)
The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the acquisition date of these lease obligations (2005) less subsequent amortization.

(i)	Our interest in AmeriGas Eagle Propane, L.P. was sold in 2009 and the related contingent liability was eliminated.

(j)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts and notes receivable and non-current notes receivable (excluding the DFR Notes described above) approximated fair value due to the related allowance for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses and advertising funds restricted assets and liabilities approximated fair value due to the short-term maturities of those items.

Valuation techniques under the accounting guidance related to fair value measurements are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  These inputs are classified into the following hierarchy:

Level 1 Inputs – Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities.  The inputs into the determination of fair value require significant management judgment or estimation.

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of January 3, 2010 by the valuation hierarchy as defined in the fair value guidance:

	January 3,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Short-term investment (included in “Prepaid expenses and other current assets”)	$263	$263	$-	$-
Interest Rate Swaps (included in “Deferred costs and other assets”)	1,589	-	1,589	-
Total	$1,852	$263	$1,589	$-

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The following table presents the fair values for those assets and liabilities measured at fair value during 2009 on a non-recurring basis.  Total losses include losses recognized from all non-recurring fair value measurements during the year ended January 3, 2010.  See Note 15 for more information on the impairment of our long-lived assets.

	January 3,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3	Total Losses

Properties	$1,619,248	$-	$-	$1,619,248	$74,458
Other intangible assets	1,392,883	-	-	1,392,883	7,674
Total	$3,012,131	$-	$-	$3,012,131	$82,132

 (11) Income Taxes

Income Taxes

The (loss) income from continuing operations before income taxes consisted of the following components:

	2009	2008	2007
Domestic	$(34,438)	$(583,679)	$6,768
Foreign	14,305	2,427	(36)
	$(20,133)	$(581,252)	$6,732

The benefit from (provision for) income taxes from continuing operations consisted of the following components:

	2009	2008	2007
U.S. Federal	$-	$-	$-
State	(10,318)	(4,017)	(2,036)
Foreign, principally Canada	(6,160)	(1,965)	(387)
Current tax provision	(16,478)	(5,982)	(2,423)
U.S. Federal	8,066	90,465	9,036
State	28,985	14,608	1,741
Foreign, principally Canada	3,076	203	-
Deferred tax benefit	40,127	105,276	10,777
Income tax benefit	$23,649	$99,294	$8,354

The deferred income tax assets and the deferred income tax (liabilities) resulted from the following components:

	Year End
	2009	2008
Deferred tax assets:
Net operating/capital loss and tax credit carryforwards	$144,478	$171,909
Accrued compensation and related benefits	34,327	34,653
Unfavorable leases	34,595	36,830
Other	81,449	77,612
Valuation allowances	(87,231)	(80,886)
Total deferred tax assets	207,618	240,118

Deferred tax liabilities:
Intangible assets	(471,816)	(464,945)
Owned and leased fixed assets and related obligations	(110,033)	(124,727)
Gain on sale of propane business	-	(34,692)
Other	(34,750)	(53,074)
Total deferred tax liabilities	(616,599)	(677,438)
	$(408,981)	$(437,320)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

At January 3, 2010, the Company’s net deferred tax liabilities totaled $408,981.  At December 28, 2008, the Company’s net deferred tax liabilities totaled $437,320.  The decrease in net deferred tax liabilities is principally the result of recognizing the tax gain on the sale of our propane business, fixed asset differences including impairments, and credit carryforwards partially offset by a decrease in deferred tax assets resulting from the utilization of net operating loss carryforwards.

U.S. income taxes and foreign withholding taxes are provided on unremitted earnings of foreign subsidiaries, primarily Canadian, which are not essentially permanent in duration.  As of January 3, 2010, the Company had unremitted earnings of approximately $9.6 million with a corresponding U.S. deferred income tax liability of $0.1 million.

The Wendy’s Merger qualified as a tax-free reorganization.  Based on the merger exchange ratio, the former shareholders of Wendy’s own approximately 80% of the total stock of Wendy’s/Arby’s outstanding immediately after the Wendy’s Merger.  Therefore, the Wendy’s Merger was treated as a reverse acquisition for U.S. Federal income tax purposes. As a result of the reverse acquisition, Wendy’s/Arby’s and its subsidiaries became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent.  In addition, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.  Also as a result of the Wendy’s Merger, for U.S. Federal tax purposes there was an ownership change at Wendy’s/Arby’s which places a limit on the amount of a Company’s net operating losses that can be deducted annually.

As of January 3, 2010, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $154,902 which expire beginning in 2024. The utilization of loss carryforwards in future federal income tax returns is subject to annual limitations of approximately $97,100 and $55,565 for 2010 and 2011 respectively.  The net operating losses reflect deductions for federal income tax purposes of $117,939 relating to the exercise of stock options and vesting of restricted stock.  The Company has not recognized the $42,661 tax benefit relating to these deductions because it has no income taxes currently payable against which the benefits can be realized as a result of its net operating loss carryforward position.  When such benefits are realized against future income taxes payable by the Company, it will recognize them in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

Additionally, the Company has carryforwards other than Federal net operating losses and related valuation allowances principally consisting of:

1)
As of January 3, 2010, $199,057 capital loss resulting from Wendy’s sale of Fresh Enterprises, Inc. and Subsidiaries “Baja Fresh” in 2006.   U.S. Federal capital losses may be carried forward for five years and are subject to certain limitations as a result of the Wendy’s Merger.  As of January 3, 2010, we have provided a full valuation allowance on the $73,850 deferred tax asset related to this capital loss carryforward as we believe it is more likely than not that the capital loss carryforward will expire unused in 2011.  As of December 28, 2008, our capital loss carryforward was $209,860 and the related full valuation allowance on the deferred tax asset was $77,663.  We utilized a small portion of this capital loss carryforward to offset capital gains generated subsequent to the merger in 2008.  As a result, this valuation allowance was reduced by $3,265 and this reduction was considered in merger related fair value (see Note 2).

2)
As of January 3, 2010, tax credits aggregating $33,310 principally consisting of foreign tax credits generated in 2008 and jobs credits from 2009, 2008, and 2007.  The tax credits may be carried forward for periods of 10 to 20 years.

3)
State net operating loss carryforwards subject to various limitations and carryforward periods that begin expiring in 2010.  As of January 3, 2010, we have a deferred tax asset of $25,217 and a valuation allowance of $11,656 related to these assets.  As of December 28, 2008, our deferred tax asset for state net operating loss carryforwards was $5,176 and the related valuation allowance was $1,931.  Changes during 2009 in the state net operating loss carryforwards and related valuation allowances are principally the result of the recognition of an $18,152 deferred tax asset and an $8,523 valuation allowance for certain state net operating losses in connection with the fourth quarter 2009 dissolution of our captive insurance company as realization of these net operating losses is no longer remote.

In summary, as of January 3, 2010 and December 28, 2008, the Company had valuation allowances aggregating $87,231 and $80,886 resulting in a change of $6,345 in 2009 as described above.  As of December 30, 2007, our valuation allowance was $0.  The 2008 increase due to the Wendy’s Merger was $77,663 and the remaining increase was due to state deferred tax assets generated in 2008.  In making our determination of the need for valuation allowances, we reviewed available positive and negative evidence as well as prudent and feasible tax planning strategies regarding our ability to realize the benefit of the related deferred tax assets.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

A reconciliation of the difference between the reported benefit from (provision for) income taxes and the respective benefit (tax) that would result from applying the 35% U.S. Federal statutory rate to the (loss) income from continuing operations before income taxes is as follows:

	2009	2008	2007

Income tax benefit (provision) computed at U.S. Federal statutory rate	$7,047	$203,438	$(2,356)
State income taxes, net of U.S. Federal income tax effect	2,505	6,884	(191)
Previously unrecognized state net operating losses, net of related valuation allowance (a)	9,629	-	-
Foreign tax credits, net of tax on foreign earnings (b)	-	9,241	-
Impairment of non-deductible goodwill	-	(99,696)	-
Canadian tax rate changes	2,000	-	-
Non-controlling interests	(10)	(119)	(939)
Loss on DFR common stock with no tax benefit	-	(20,259)	-
Jobs tax credits, net	3,792	1,805	-
Valuation allowance reductions	1,165	-	-
Non-deductible expenses	(1,354)	(1,921)	(2,338)
Adjustments related to prior year tax matters	(1,603)	(706)	2,574
Previously unrecognized contingent benefit (c)	-	-	12,488
Other, net	478	627	(884)
	$23,649	$99,294	$8,354
____________________
(a)
In connection with the fourth quarter 2009 dissolution of our captive insurance company, the likelihood of realization of certain previously unrecognized state net operating losses is no longer remote.  Accordingly, an $18,152 deferred tax asset and related $8,523 partial valuation allowance was recognized.

(b)	Includes previously unrecognized benefit in 2008 of foreign tax credits, net of foreign income and withholding taxes, on $23,985 repatriation of foreign earnings.
(c)	Represents a previously unrecognized contingent tax benefit related to two related party deferred compensation trusts.

The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s 2010 and 2009 U.S. Federal income tax years as part of the Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  Wendy’s has been participating in CAP since its 2006 tax year.  The Wendy’s federal income tax returns for 2007 and prior years have been settled.  The Company participated in CAP beginning with the tax period ended December 28, 2008 and this return is settled.  Our December 28, 2008 U.S. Federal income tax return includes Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008.  Wendy’s/Arby’s U.S. Federal income tax returns for 2005 to September 29, 2008 are not currently under examination.

Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination.  Various state income tax returns are currently under examination.

Uncertain Tax Positions

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Beginning balance	$30,321	$12,266	$13,157
Additions:
Wendy’s unrecognized tax benefits at the Wendy’s Merger date	-	16,816	-
Tax positions related to the current year	6,627	996	387
Tax positions of prior years	1,857	4,362	108
Reductions:
Tax positions of prior years	(4,241)	(2,982)	(976)
Settlements	(1,407)	(578)	(72)
Lapse of statute of limitation	(2,139)	(559)	(338)
Ending balance	$31,018	$30,321	$12,226

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Included in the balance of unrecognized tax benefits at January 3, 2010 and December 28, 2008 respectively, are $21,811 and $22,155 (net of U.S. Federal benefit on state issues) of tax benefits that, if resolved favorably, would reduce the Company’s tax expense.

During 2010, the Company believes it is reasonably possible it will reduce unrecognized tax benefits by up to $4,800, primarily as a result of the completion of certain state tax audits. Increases in unrecognized tax benefits will result primarily from state tax positions expected to be taken on tax returns for 2010. We do not expect any unrecognized tax benefits related to our U.S. Federal income tax for 2010.

The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense” and penalties in “General and administrative expenses”.  During 2009, 2008 and 2007, the Company recognized $(414), $390 and $1,619 of interest (reductions) expense and $(888), $1,307 and $0 of penalty (reductions) expense, respectively, related to uncertain tax positions. The Company has approximately $4,262 and $6,157 accrued for interest and $1,026 and $1,914 accrued for penalties as of January 3, 2010 and December 28, 2008, respectively.

(12) Stockholders’ Equity

Our common stock and common stock held in treasury activity for 2009, 2008 and 2007 is as follows:

	Common Stock			Treasury Stock
	2009	2008	2007	2009	2008		2007
	Class B prior to September 29, 2008 Common Stock subsequent to September 29, 2008			Common Stock	Common Stock	Class B	Common Stock	Class B
Number of shares at beginning of year	470,424	64,025	63,656	1,220	667	174	805	486
Net effect of Class B conversion	-	29,551	-	-	2	(2)	-	-
Stock issuance related to Wendy’s Merger	-	376,776	-	-	-	-	-	-
Common shares issued:
Upon exercises of stock options, net	-	-	177	(524)	(5)	-	(37)	(76)
Upon grant of restricted stock and for director’s fees	-	16	226	(52)	(63)	(213)	(102)	(483)
Repurchase of common stock for Treasury	-	-	-	16,911	-	-	-	-
Other	-	56	(34)	(63)	619	41	1	247
Number of shares at end of year	470,424	470,424	64,025	17,492	1,220	-	667	174

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout the 2009, 2008 and 2007 fiscal years.

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were $2,006,387 representing approximately 86% of the Company’s consolidated stockholder’s equity as of January 3, 2010, and consisted of net assets of the Company’s restaurant business segment which were restricted as to transfer to Wendy’s/Arby’s in the form of cash dividends, loans or advances under the covenants of the Credit Agreement.

 (13) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”), including those assumed in the Wendy’s Merger discussed below, which collectively provide or provided for the grant of stock options, restricted shares of Wendy’s/Arby’s Common Stock,

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

tandem stock appreciation rights and restricted share units to certain officers, other key employees, non-employee directors and consultants, although the Company has not granted any tandem stock appreciation rights.  The Equity Plans also provide for the grant of shares of Wendy’s/Arby’s common stock to non-employee directors.  As of January 3, 2010 there were approximately 20,630 shares of Common Stock available for future grants under the Equity Plans, including shares available under the plans assumed in the Wendy’s Merger discussed below. The Company has also granted certain Equity Interests to certain officers and key employees as described below.

Effective with the Wendy’s Merger, Wendy’s/Arby’s also assumed the existing Wendy’s equity plans (the “Wendy’s Plans”) which collectively provided for the grant of stock options, restricted shares, stock appreciation rights or restricted stock units for certain employees and non-employee directors to acquire common shares of Wendy’s.  Pursuant to the merger agreement, each outstanding Wendy’s option as of the merger date was converted into 4.25 options for one share of Wendy’s/Arby’s Common Stock.  We performed valuations on the Wendy’s options both before and after the Conversion and determined that the value of the options after the Conversion was $1,923 higher than the pre-merger value included in the consideration in the Wendy’s Merger.  As such, we recorded additional compensation expense in 2008 for this amount.

All discussions below related to option and restricted share activity for prior years include options or restricted shares for Class B Common Stock which, if they were still outstanding as of the date of the Wendy’s Merger, represent options exercisable into Common Stock or restricted Common Stock.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Stock Options

Prior to the date of the Conversion, our outstanding stock options were exercisable for either (1) a package (the “Package Options”) of one share of Class A Common Stock and two shares of Class B Common Stock, (2) one share of Class A Common Stock (the “Class A Options”) or (3) one share of Class B Common Stock (the “Class B Options”).  As of the date of the Wendy’s Merger, we converted to a single class of common stock.  As such, all stock options outstanding subsequent to the date of the Wendy’s Merger (including those under the Wendy’s Plans) are now exercisable for one share of Common Stock (three shares of Common Stock for Package Options).  Summary information regarding Wendy’s/Arby’s outstanding stock options, including changes therein, is as follows:

	Package Options			Common Stock Options			Class B Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	268	$23.89		202	$17.06		3,955	$13.76
Granted during 2007	-			32	$16.40		1,026	$15.82
Exercised during 2007	(43)	$23.11	$1,269	-		$-	(432)	$12.38	$2,697
Forfeited during 2007	-			(33)	$21.45		(222)	$16.68
Outstanding at December 30, 2007	225	$24.04	$657	201	$16.22	$-	4,327	$14.24	$1,692
Conversion of Class B options to Common Stock options				4,902	$12.99		(4,902)	$12.99
Options assumed with the Wendy’s Merger	-			16,341	$6.68		-
Granted during 2008	-			5,549	$5.08		741	$6.60
Exercised during 2008	-			(5)	$3.35	$4	-		$-
Forfeited during 2008	(15)	$25.26		(895)	$6.63		(166)	$13.43
Outstanding at December 28, 2008	210	$23.54	$-	26,093	$7.60	$2,557	-
Granted during 2009	-			2,346	$4.46
Cancelled options reinstated	-			374	$3.87
Exercised during 2009	-		$-	(524)	$3.75	$784
Forfeited during 2009	(15)	$19.82		(5,409)	$8.27
Outstanding at January 3, 2010	195	$23.82	$-	22,880	$7.15	$2,504
Vested or expected to vest at January 3, 2010 (a)	195	$23.82	$-	21,914	$7.21	$10,894
Exercisable:
December 30, 2007	225	$24.04		153	$16.11		2,457,326	$12.90
December 28, 2008	210	$23.54		12,451	$8.60		-	-
January 3, 2010	195	$23.82	$-	12,145	$8.29	$1,861	N/A	N/A	N/A

(a)	The weighted average remaining contractual terms for the Package Options and Common Stock Options that are vested or are expected to vest at January 3, 2010 are 2.1 years and 7.7 years, respectively.

The weighted average fair value per share as of the grant date as calculated under the Black-Scholes Model of the Company’s stock options granted during 2009, 2008 and 2007 (which were all granted at exercise prices equal to the market price of the Company’s Common Stock  or Class B common stock on the grant date) were as follows:

	Common Stock Options	Class B Options
2009	$1.83	N/A
2008	$2.12	$2.20
2007	$4.57	$4.52

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The fair value of the Company’s stock options on the date of grant and as of the Merger Date for options assumed in 2008 was calculated utilizing the following weighted average assumptions:

	2009		2008		2007
	Common Stock Options	Class B Options	Common Stock Options	Class B Options	Common Stock Options	Class B Options
Risk-free interest rate	2.46%	N/A	2.13%	3.78%	4.88%	4.69%
Expected option life in years	5.1	N/A	6.2	7.5	8.4	7.5
Expected volatility	49.6%	N/A	47.0%	36.0%	20.9%	26.5%
Expected dividend yield	1.35%	N/A	1.29%	2.53%	2.01%	2.38%

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

As of January 3, 2010, there was $7,691 of total unrecognized compensation cost related to nonvested share-based compensation grants which would be recognized over a weighted-average period of 1.75 years.  The Company’s currently outstanding stock options have maximum contractual terms of ten years and, with certain exceptions, vest ratably over three years.  All of the options under the Wendy’s Plans that were granted prior to 2008 vested immediately as of the date of the Wendy’s Merger.  Options granted under the Wendy’s Plans during 2008, regardless of whether they were granted before or after the merger, vest ratably over three years from the date of grant, with certain exceptions.

The Company reduced the exercise prices of all outstanding stock options for the DFR dividend distributed to shareholders of record as of March 29, 2008.  The exercise prices were reduced by $0.39 for each of the Package Options and by $0.13 for each of the Common Stock Options and Class B Options.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Restricted Shares

The Company issues restricted share awards (“RSAs”) as well as restricted share units (“RSUs”).  For the purposes of our disclosures, the term “Restricted Shares” applies to both RSAs and RSUs collectively unless otherwise noted.

A summary of changes in the Company’s nonvested Restricted Shares is as follows:

	Common Stock		Class B Common Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at December 31, 2006	99	$15.59	486	$14.75
Granted during 2007	-	-	159	15.84
Vested during 2007	(99)	15.59	(482)	14.75
Forfeited during 2007	-	-	(4)	14.75
Nonvested at December 30, 2007	-	-	159	15.84
Granted during 2008	48	6.77	218	6.76
Vested during 2008	-	-	(52)	15.84
Forfeited during 2008	(28)	10.33	(8)	15.84
Conversion of Class B Common Stock to Common Stock	317	9.60	(317)	9.60
Nonvested at December 28, 2008	337	9.13	-	$-
Granted during 2009	1,304	4.43
Vested during 2009	(148)	9.28
Forfeited during 2009	(12)	7.25
Nonvested at January 3, 2010	1,481	$5.00

Equity Instruments of Subsidiaries

Deerfield had granted membership interests in future profits (the “Profit Interests”) to certain of its key employees prior to 2007 for which no payments were required from the employees to acquire the Profit Interests.  The scheduled vesting of the Profit Interests varied by employee either vesting ratably in each of the three years ended August 20, 2007, 2008 and 2009 or 100% on August 20, 2007 and the related unrecognized compensation cost was to be recorded as compensation expense as earned over periods of three or five years.  The vesting of the portion of the Profit Interests scheduled to vest on February 15, 2008 was accelerated and the remaining unamortized balance was recognized as compensation expense in 2007.

Prior to 2007, the Company granted to certain members of its then management equity interests (the “Class B Units” and together with the Profits Interests, the “Equity Interests”) in Triarc Deerfield Holdings, LLC (“TDH”) and Jurl which held or hold the Company’s respective interests in Deerfield and Jurlique as applicable.  The Class B Units consist of a capital interest portion reflecting the subscription price paid by each employee, which aggregated $600, and a profits interest portion of up to 15% of the equity interest of those subsidiaries in the respective net income of Deerfield and Jurlique and up to 15% of any investment gain derived from the sale of any or all of their equity interests in Deerfield or Jurlique.  The profits interest portion of the Class B Units vested ratably on each of February 15, 2006, 2007 and 2008. Accordingly, the unrecognized compensation cost was being recognized ratably as compensation expense over the three-year vesting period.  On June 29, 2007, the Performance Compensation Subcommittee of the Company’s Board of Directors, in connection with our corporate restructuring, approved the vesting of the remaining portion of the Profit Interests and the remaining unamortized balance was recognized as compensation expense in 2007.  The aggregate estimated fair value of the Equity Interests which vested, including the amount related to the accelerated vesting, during 2007 was $2,240.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Share-Based Compensation Expense

Total share-based compensation expense and related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	2009	2008	2007
Compensation expense related to stock options	$12,497	$5,953	$4,271
Compensation expense related to the effect of the Conversion on Wendy’s stock options	-	1,923	-
Compensation expense related to Restricted Shares	2,797	1,247	3,479
Compensation expense related to the Equity Interests	-	-	2,007
Compensation expense credited to “Stockholders’ Equity”	15,294	9,123	9,757
Compensation expense related to Restricted Shares that was not credited to “Stockholders’ Equity” (a)	160	-	-
Compensation expense related to dividends and related interest on the Restricted Shares (b)	13	6	26
Total share-based compensation expense included in “General and administrative”	15,467	9,129	9,783
Less:
Income tax benefit	(5,629)	(3,363)	(2,946)
Share-based compensation expense, net of income tax benefit	$9,838	$5,766	$6,837
_______________
(a)	This amount represents amounts paid to terminated employees in lieu of receiving vested Restricted Shares to which they were entitled.
(b)	Dividends of $25, $65, and $148 that accrued on the Restricted Shares were charged to “Accumulated deficit/Retained earnings” in 2009, 2008 and 2007, respectively.

(14) Facilities Relocation and Corporate Restructuring

The facilities relocation and corporate restructuring charges are summarized below:

	2009	2008	2007

Wendy’s Restaurants segment	$11,096	$3,101	$-
Arby’s Restaurants segment	(72)	120	652
General corporate	-	692	84,765
	$11,024	$3,913	$85,417

The Company incurred corporate restructuring charges primarily related to severance in conjunction with the Wendy’s Merger in 2009 and 2008. We do not expect to incur any additional corporate restructuring charges with respect to the Wendy’s Merger in 2010.

The facilities relocation charges incurred and recognized in our Arby’s restaurant segment for 2008 and 2007 represent additional costs principally related to the now completed Company combination of its existing restaurant operations with those of the RTM Restaurant Group (“RTM”) following the acquisition of  RTM in 2005.

The general corporate charges for 2008 and 2007 principally relate to the transfer of substantially all of our senior executive responsibilities to the ARG executive team (the “Corporate Restructuring”).  In April 2007, the Company announced that it would be closing its New York headquarters and combining the corporate and restaurant operations in Atlanta, Georgia and completed this transfer of responsibilities in early 2008.  Accordingly, to facilitate this transition, the Company had entered into contractual settlements (the “Contractual Settlements”) with the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operation Officer of the Company (the “Former Executives”) evidencing the termination of their employment agreements and providing for their resignation as executive officers as of June 29, 2007 (the “Separation Date”).  Under the terms of the Contractual Settlements, the Chairman and former Chief Executive Officer agreed to a payment obligation consisting of cash and investments with a fair value of $50,289 as of July 1, 2007 and the Vice Chairman and former President and Chief Operating Officer agreed to a payment obligation (both payment obligations collectively, the “Payment Obligations”) consisting of cash and investments with a fair value of $25,144 as of July 1, 2007, both subject to applicable withholding taxes.  The Company funded the Payment Obligations to the Former Executives, net of applicable withholding taxes, by the transfer of cash and investments to deferred compensation trusts (the “2007 Trusts”) held by the Company as of their separation date. The fair values of the 2007 Trusts at their

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

distribution on December 30, 2007 were $47,429 for the Chairman and former Chief Executive Officer and $23,705 for the Vice Chairman and former President and Chief Operating Officer. As the Company did not fund the applicable withholding taxes on the Contractual Settlements until December 30, 2007 in an accommodation that provided us with additional operating liquidity through the end of 2007, the Chairman and former Chief Executive Officer and Vice Chairman and former President and Chief Operating Officer were paid additional amounts of $1,097 and $548, respectively, in connection with the Contractual Settlements, net of applicable withholding taxes, on December 30, 2007. The general corporate charge of $84,765 for the year ended December 30, 2007 includes (1) the fair value of the Payment Obligations paid to the Former Executives, excluding the portion of the Payment Obligations representing their 2007 bonus amounts of $2,349 and $1,150, respectively, which are included in “General and administrative” but including related payroll taxes and the additional amounts, (2) severance of $12,911 for two other former executives, excluding incentive compensation that is due to one of them for his 2007 period of employment with the Company, both including applicable employer payroll taxes, (3) severance and consulting fees of $1,739 with respect to other New York headquarters’ executives and employees and (4) a loss of $835 on properties and other assets at the Company’s former New York headquarters, principally reflecting assets for which the appraised value was less than book value, sold during 2007 to the Management Company, all as part of the Corporate Restructuring. The Corporate Restructuring was completed in 2007.

The components of facilities relocation and corporate restructuring charges in 2009, 2008 and 2007 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows:

	2009
	Balance December 28, 2008	Provisions		Payments	Balance January 3, 2010	Total Expected to be Incurred	Total Incurred to Date
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$3,101	$11,096		$(8,567)	$5,630	$14,197	$14,197
Total Wendy’s restaurant segment	3,101	11,096		(8,567)	5,630	14,197	14,197

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	(72	)(a)	-	-	4,579	4,579
Other	-	-		-	-	7,471	7,471
	72	(72)		-	-	12,050	12,050
Non-cash charges	-	-		-	-	719	719
Total Arby’s restaurant segment	72	(72)		-	-	12,769	12,769
General corporate:
Cash obligations:
Severance and retention incentive compensation	962	-		(462)	500	84,622	84,622
Non-cash charges	-	-		-	-	835	835

Total General corporate	962	-		(462)	500	85,457	85,457
	$4,135	$11,024		$(9,029)	$6,130	$112,423	$112,423

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

	2008
	Balance December 30, 2007	Provisions		Payments	Balance December 28, 2008
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$-	$3,101		$-	$3,101
Total Wendy’s restaurant segment	-	3,101		-	3,101

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	591	120	(a)	(639)	72
Total Arby’s restaurant segment	591	120		(639)	72
General corporate:
Cash obligations:
Severance and retention incentive compensation	12,208	692		(11,938)	962
Total General corporate	12,208	692		(11,938)	962
	$12,799	$3,913		$(12,577)	$4,135

	2007
	Balance December 31, 2006	Provisions		Payments	Write-off of Assets	Balance December 30, 2007
Arby’s restaurant segments:
Cash obligations:
Severance and retention incentive compensation	$340	$15		$(355)	$-	$-
Employee relocation costs	134	637		(180)	-	591
Office relocation costs	45	-		(45)	-	-
Lease termination costs	302	-		(302)	-	-
Total Arby’s restaurants segment	821	652	(a)	(882)	-	591
General corporate:
Cash obligations:
Severance and retention incentive compensation	-	83,930		(71,722)	-	12,208

Non-cash charges:
Loss on properties and other assets	-	835		-	(835)	-
Total General corporate	-	84,765		(71,722)	(835)	12,208
	$821	$85,417		$(72,604)	$(835)	$12,799
____________
(a) Reflects change in estimate of total cost to be incurred.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(15) Impairment of Other Long-Lived Assets

The following is a summary of our impairment of other long-lived assets losses by business segment:

	2009	2008	2007
Arby’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	$51,019	$6,906	$1,717
Intangible assets	5,494	1,096	906
	56,513	8,002	2,623
Wendy’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	21,263	1,578	-
Intangible assets	2,180	-	-
	23,443	1,578	-

Asset management segment	-	-	4,422

General corporate-aircraft	2,176	9,623	-

Total impairment of other long-lived assets	$82,132	$19,203	$7,045

The Arby’s and Wendy’s Company-owned restaurants impairment losses in each year predominantly reflected (1) impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants, (2) additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover, and (3) write-downs in the carrying value of surplus properties and properties held for sale.

The impairment in the asset management segment primarily relates to anticipated losses on the sale of an internally developed financial model and the impairment of the value of certain asset management contracts due to their early termination.

During 2009, we disposed of one of our Company-owned aircraft and recorded additional impairment in 2009 based on the sale price. At December 28, 2008, we classified the aircraft as held-for-sale and recorded an impairment charge to reflect its estimated fair value as a result of an appraisal related to its potential sale.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of other long-lived assets.”  The fair values of impaired assets discussed above for the Wendy’s and Arby’s restaurants segments and the asset management segment are generally estimated based on the present values of the associated cash flows and on market value with respect to land.

(16) Investment (Expense) Income, Net

	2009	2008	2007
Interest income	$249	$1,285	$9,100
Distributions, including dividends	205	2,818	1,784
Realized gains, net	2,948	8,460	49,829
Unrealized (losses) gains, net	-	(1,128)	1,578
Fee on early withdrawal of Equities Account	(5,500)	-	-
Other	(910)	(1,997)	(181)
	$(3,008)	$9,438	$62,110

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(17) Other Than Temporary Losses on Investments

	2009	2008	2007
Decline in fair value of DFR common stock	$-	$68,086	$-
Allowance for doubtful accounts for DFR Notes	-	21,227	-
Decline in fair value of available-for-sale securities primarily held in the Equities Account	801	13,109	1,101
Decline in fair value of cost method investments	3,115	10,319	20
Decline in fair value of CDO preferred stock investments	-	-	8,788
	$3,916	$112,741	$9,909

(18) Discontinued Operations

Prior to 2007, we sold the stock of the companies comprising  our former premium beverage and soft drink concentrate business segments and the stock or the principal assets of the companies comprising SEPSCO’s former utility and municipal services and refrigeration business segments. The Company has accounted for all of these operations as discontinued operations.

The income from discontinued operations consisted of the following:

	2009	2008	2007
Income (loss) from discontinued operations before income taxes	$671	$242	$(247)
Reversals of tax reserves due to tax settlements	1,143	1,701	1,144
(Provision for) benefit from income taxes	(268)	274	98
Income from discontinued operations, net of income taxes	$1,546	$2,217	$995

(19) Retirement Benefit Plans

401(k) Plans

Subject to certain restrictions, the Company had 401(k) defined contribution plans (the “401(k) Plans”) for all of its employees who meet certain minimum requirements and elect to participate. Under the provisions of the 401(k) Plans, employees could contribute various percentages of their compensation ranging up to a maximum of 20%, 50%, 75%, or 100%, depending on the respective plan, subject to certain limitations.  The 401(k) Plans provided for Company matching contributions of employee contributions up to 6% depending on the respective plan. Some of these 401(k) Plans also permitted or required profit sharing contributions.  In connection with the matching and profit sharing contributions, the Company provided $12,694, $4,829 and $600 as compensation expense in 2009, 2008 and 2007, respectively.  Effective January 1, 2010, the 401(k) Plans were combined into one 401(k) plan, which permits employees to contribute up to 75% of their compensation, subject to certain limitations.  The combined 401(k) plan provides for Company matching contributions of employee contributions up to 4% of compensation and for discretionary profit sharing contributions.

Pension Plans

The Company had two domestic defined benefit plans which were assumed in connection with the Wendy’s Merger (the “Wendy’s Pension Plans”).  The benefits under the Wendy’s Pension Plans were frozen prior to the Wendy’s Merger. In accordance with the terms of the Merger, Wendy’s obtained an actuarial valuation of the unfunded pension liability as of September 28, 2008. Wendy’s received approval for the termination of the Wendy’s Pension Plans by the Pension Benefit Guaranty Corporation and the Internal Revenue Service by the fourth quarter of 2008.  We made lump sum distributions and purchased annuities for the approved termination of the Wendy’s Pension Plans in the fourth quarter of 2008 and paid $304 for certain plan settlements in the first quarter of 2009.

The Company maintains two other domestic defined benefit plans, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost.  The measurement date used by the Company in determining amounts related to its defined benefit plans is its current fiscal year end based on the rollforward of an actuarial report.

The balance of the accumulated benefit obligations and the fair value of these two plans’ assets at January 3, 2010 was $3,920 and $2,714, respectively. As of January 3, 2010 each of the two plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan.  The Company recognized $243, $121 and $104 in benefit plan expenses included in “General and administrative” in 2009, 2008 and 2007, respectively, related to these two defined benefit plans.  The Company’s future required

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

contributions to the plans are not expected to be material.

Multiemployer Pension Plan

Prior to the fourth quarter of 2009, the unionized employees at The New  Bakery Co. of Ohio, Inc. (the "Bakery"), a wholly-owned subsidiary of Wendy's, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the "Union Pension Fund"), an underfunded union sponsored multiemployer pension plan.  Generally, the Bakery had no obligation to this plan other than to remit contributions based on hours worked by covered, unionized employees.  However, in the fourth quarter of 2009, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its complete withdrawal from that plan.  Accordingly, this decision requires us to assume a withdrawal liability in accordance with the applicable requirements of the Employee Retirement Income Security Act, as amended, and we recorded a liability of $4,975 at that time to reflect this obligation which has been included in “Cost of sales” and “Accrued expenses and other current liabilities.” The unionized employees are currently eligible to participate in the Company’s combined 401(k) plan.

Wendy’s Executive Plans

In accordance with the Wendy’s Merger agreement, amounts due under key executive agreements and supplemental executive retirement plans (the “SERP”) were funded into a restricted account.  The corresponding liabilities were included in “Accrued expenses and other current liabilities” and “Other liabilities” and in aggregate, were approximately $6,397 and $26,725 as of January 3, 2010 and December 28, 2008, respectively.

 (20) Lease Commitments

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

Rental expense under operating leases consists of the following components:

	2009	2008	2007
Minimum rentals	$151,360	$94,547	$79,484
Contingent rentals	12,364	4,989	2,711
	163,724	99,536	82,195
Less sublease income	(6,212)	(4,771)	(9,131)
	$157,512	$94,765	$73,064

The Company’s future minimum rental payments and rental receipts, for noncancelable leases, including rental receipts for leased properties owned by the Company, having an initial lease term in excess of one year as of January 3, 2010, are as follows:

	Rental Payments			Rental Receipts
	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Owned Properties
Fiscal Year
2010	$14,718	$17,709	$155,521	$1,022	$345	$13,080	$7,200
2011	14,687	15,293	142,688	1,022	345	11,633	7,180
2012	15,380	11,755	132,855	1,022	345	9,726	7,118
2013	14,767	11,996	121,980	1,001	345	7,511	6,707
2014	14,758	12,177	113,032	964	345	6,361	6,456
Thereafter	152,185	110,451	1,093,355	4,347	1,754	27,792	50,761
Total minimum payments	226,495	179,381	$1,759,431	$9,378	$3,479	$76,103	$85,422
Less amounts representing interest, with interest rates of between 3% and 22%	(101,319)	(89,495)
Present value of minimum sale leaseback and capitalized lease payments	$125,176	$89,886
______________________
(a)	Includes the rental payments under the lease for the Company’s former corporate headquarters and of the sublease for office

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

space on two of the floors covered under the lease to the Management Company.

As of January 3, 2010, the Company had $124,056 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” and $92,261 of unfavorable leases included in “Other liabilities,” or $31,795 of net favorable leases.  The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been increased by the $31,795 of net favorable leases, net of (1) $31,375 of Straight-Line Rent and (2) $221 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent.  Estimated sublease future rental receipts exclude sublessor rental obligations for closed locations.

The Company leases properties it owns to third parties. Properties leased to third parties under operating leases as of January 3, 2010 and December 28, 2008 include:

	2009	2008

Land	$26,325	$25,617
Buildings and improvements	58,450	55,285
Office, restaurant and transportation equipment	4,437	4,551
	89,212	85,453
Accumulated depreciation	(9,885)	(2,469)
	$79,327	$82,984

The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable.

 (21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Wendy’s has guaranteed the performance of certain leases and other obligations primarily from Company-owned restaurant locations now operated by franchisees amounting to $81,860.  These leases extend through 2030, including all existing extension or renewal option periods.  We have not received any notice of default related to these leases as of January 3, 2010.  In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.  Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties amounting to $12,197. These leases expire on various dates, which extend through 2022, including all existing extension or renewal option periods.

RTM, a subsidiary of Wendy’s/Arby’s, guarantees the performance of the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of January 3, 2010, (the “Affiliate Lease Guarantees”).  The former RTM stockholders have indemnified us with respect to the guarantee of the remaining lease obligations.  In addition, RTM remains contingently liable for 12 leases for restaurants sold by RTM prior to our acquisition of RTM in 2005 (the “RTM Acquisition”) if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”).  The Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $14,500 as of January 3, 2010 including approximately $12,000 under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through January 3, 2010.  The estimated fair value of the Lease Guarantees as of the date of the RTM Acquisition was recorded as a liability and is being amortized to “Other income (expense), net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time.  There remains an unamortized carrying amount of $382 included in “Other liabilities” as of January 3, 2010 with respect to the Lease Guarantees.

Wendy’s is self-insured for most domestic workers’ compensation losses and purchases insurance for general liability and automotive liability losses all subject to $500 per occurrence self-retention limits.  Arby’s purchases insurance for most domestic workers’ compensation, general liability and automotive liability losses subject to $500, $100, and $0 self-retention limits, respectively.  Both Wendy’s and Arby’s determine their liabilities for claims incurred but not reported for the insurance liabilities on an actuarial basis.  Wendy’s and Arby’s are self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations, and determines its liability for health care claims incurred but not reported based on historical claims runoff data.

Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program. Wendy’s potential recourse

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

for the aggregate amount of these loans amounted to $25,771 as of January 3, 2010.  During 2009, Wendy’s recourse obligation associated with defaulted loans was not material, and Wendy’s has not entered into any new loan guarantees since the Merger Date.  There remains an unamortized carrying amount of $592 included in “Other liabilities” as of January 3, 2010 with respect to the loan guarantees.

Wendy’s/Arby’s, Wendy’s/Arby’s Restaurants and Wendy’s individually have outstanding letters of credit of $851, $33,587 and $287, respectively, with various parties as of January 3, 2010; however, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Purchase and Capital Commitments

Beverage Agreements

Wendy’s and Arby’s have entered into beverage agreements with certain beverage vendors to provide fountain beverage products and certain marketing support funding to the Company and its franchisees.  These agreements require minimum purchases of fountain beverage syrup (“Syrup”), by the Company and its franchisees at certain preferred prices until the total contractual gallon volume usage has been reached.  In connection with these contracts, the Company and its national advertising funds (on behalf of the Company’s franchisees) received certain upfront fees at the inception of the contract which are being amortized based on Syrup usage over the contract term.  In addition, these agreements provide various annual fees paid to us, based on the vendor’s expectation of annual Company Syrup usage, which are amortized over annual usage as a reduction of “Cost of Sales” costs.  Any unamortized amounts are included in “Deferred income” and usage that exceeds estimated amounts are included in “Accounts and notes receivable.”

Beverage purchases made by the Company under these various agreements during 2009, 2008 and 2007 were approximately $27,932, $13,908 and $7,524 respectively.  Future purchases by the Company under these beverage purchase requirements are estimated to be approximately $28,614 per year over the next five years.  Based on current preferred prices and the current ratio of sales at Company-owned restaurants to franchised restaurants, the total remaining Company beverage requirement is approximately $249,739 over the remaining life of the contracts.  As of January 3, 2010, $1,081, net, is due to beverage vendors and included in “Accounts payable” for the decline in Syrup usage in 2009 over originally estimated annual usage amounts, and $1,777 included in “Deferred income” relating to the remaining unamortized upfront fees.

Advertising Commitments

Arby’s had purchase commitments of approximately $2,029 related to execution of advertising strategy, including agency fees and media buy obligations for 2010.  Because most media purchase commitments can be canceled within 90 days of scheduled broadcast, the Company does not believe that termination of these agreements would have a significant impact on the Company’s operations. All of Wendy’s advertising commitments at January 3, 2010 were incurred by the Wendy’s National Advertising Program, Inc.

Capital Expenditures Commitments

As of January 3, 2010, the Company has $18,638 of outstanding commitments for capital expenditures, of which $14,038 is expected to be paid in 2010.

AFA Dues Subsidy

As of April 1, 2010 and for the remainder of 2010, the AFA Board has approved a dues increase based on a tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.4% and 3.6% of sales.  ARG’s advertising and marketing service fee percentage similarly calculated will be approximately 2.4% as of April 1, 2010.  In addition, ARG has agreed to partially subsidize the top two rate tiers in 2010 thereby decreasing franchisees’ effective advertising and marketing service fee percentages.  It is estimated that this subsidy will require payments by ARG of approximately $4,200 to AFA for 2010.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

 (22) Transactions with Related Parties

Deferred compensation trusts

Prior to 2007 the Company provided aggregate incentive compensation of $22,500 to the Former Executives which had been invested in two deferred compensation trusts (the “Deferred Compensation Trusts”) for their benefit.  As of January 1, 2007, the obligation to the Former Executives related to the Deferred Compensation Trusts was $35,679. This obligation was settled effective July 1, 2007 as a result of the Former Executives’ resignation and the assets in the Deferred Compensation Trusts were either distributed to the Former Executives or used to satisfy withholding taxes.  In addition, the Former Executives paid $801 to the Company during 2007 which represented the balance of withholding taxes payable on their behalf. As of the settlement date, the obligation was $38,195 which represented the then fair value of the assets held in the Deferred Compensation Trusts.  Deferred compensation expense of $2,516 was recognized in 2007 through the settlement date for net increases in the fair value of the investments in the Deferred Compensation Trusts.  The Company was unable to recognize any investment income for unrealized net increases in the fair value of those investments in the Deferred Compensation Trusts that were accounted for under the Cost Method.  The Company recognized net investment income from investments in the Deferred Compensation Trusts of $8,653 in 2007 through the settlement date.  The net investment income during 2007 consisted of $8,449 of realized gains almost entirely attributable to the transfer of the investments to the Former Executives and $222 of interest income, less management fees of $18. Realized gains, interest income and investment management fees are included in “Investment (expense) income, net” and deferred compensation expense is included in “General and administrative.”

In October 2007, there was a settlement of a lawsuit related to an investment that had been included in the Deferred Compensation Trusts.  The terms of the Contractual Settlements included provisions pursuant to which the Former Executives would be responsible for any settlement amounts under this lawsuit.  As a result, the Former Executives were responsible for the approximate $1,500 settlement cost.  The Company reduced its deferred compensation expense included in “General and administrative”, to reflect the responsibility of the Former Executives for the settlement, and its “Investment income, net” for 2007 to reflect the cost of the settlements.  The Company received the reimbursements from the Former Executives, net of the tax withheld during 2007 and an adjustment of the settlement amount in 2008, paid the settlement amount during 2007 and received a refund for the applicable taxes withheld with the respective payroll tax return filings in 2008.

Distributions to co-investment shareholders

As part of its overall retention efforts, the Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with the Company in certain investments.  The Company and certain of its former management have one remaining co-investment, 280 BT, which is a limited liability holding company principally owned by the Company and former company management that, among other things, invested in operating companies.  During 2009 and 2008, the Company received distributions of $795 and $2,014, respectively, from the liquidation of certain of the investments owned by 280 BT. The minority portions of these distributions of $156 and $402 in 2009 and 2008, respectively, were further distributed to 280 BT’s minority shareholders.

Information pertaining to the remaining co-investment is as follows:

280 BT
Ownership percentages at January 3, 2010:
Company	80.1%
Former officers of the Company	11.2%
Other	8.7%

Sale of Deerfield capital investments

In connection with the Deerfield Sale, the Company sold its 63.6% capital interest in Deerfield to DFR.  The remaining Deerfield capital interests that were owned directly or indirectly by executives of Deerfield (the “Deerfield Executives”), including one who was also a former director of the Company (the “Deerfield Executive”), were also sold to DFR in connection with the Deerfield Sale.  All related rights that the Company had to acquire the capital interests of Deerfield owned by two Deerfield Executives were cancelled at that time. In addition, the rights of those two executives to require the Company to acquire their economic interests were also cancelled in connection with the Deerfield Sale (see below for the discussion of the severance agreement with of one of these executives).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The Deerfield Sale was an event of dissolution of TDH. In connection with its dissolution during April 2008, $743 was distributed to the minority members of TDH, which included former members of our management.

In accordance with an employment agreement with a Deerfield Executive who was also a director of the Company through June 2007, Deerfield incurred expenses in 2007 through the date of the Deerfield Sale of $170 included in “General and administrative”, to reimburse an entity, of which the executive is the principal owner, for operating expenses related to the business usage of an airplane.

Immediately prior to the Deerfield Sale, the Company and one of the Deerfield Executives entered into an agreement whereby such executive agreed to resign as an officer and director of Deerfield upon the completion of the Deerfield Sale (the “Deerfield Severance Agreement”). In exchange, the Company agreed to a severance package in 2007 with a cost of approximately $2,600 which is included in “General and administrative.” The severance package was a continuing liability of Deerfield and, as it was not to be paid by the Company, there is an offsetting amount included in the gain related to the Deerfield Sale.

In connection with the sale to another Deerfield Executive of an internally developed financial model that the Company’s former asset management segment chose not to use, in the fourth quarter of 2007, the Company recorded a gain of $300.  During 2007, the Company recognized a $3,025 impairment charge, which is included in “Impairment of other long-lived assets”, related to the then anticipated loss on the sale of the model. This former executive also had certain rights which would have required the Company to acquire his economic interests in Deerfield through July 2008, which were cancelled in connection with the Deerfield Sale.

Other

The Company was being reimbursed by the Former Executives for incremental operating expenses related to certain personal usage of corporate aircraft through the date of the Contractual Settlements. The reimbursement for 2007 through July 1, 2007 amounted to $668 and was recognized as a reduction of “General and administrative.” (See below for discussion of arrangements since that time).

Agreements with the Former Executives

In connection with the Corporate Restructuring, the Company entered into a series of agreements with the Former Executives and the Management Company formed by the Former Executives and a director, who is also the former Vice Chairman of the Company (collectively, the “Principals”).   Prior to 2007, the Principals started a series of equity investment funds (the “Equity Funds”) that are separate and distinct from the Company and that are being managed by the Principals and certain other former senior executives of the Company (the “Management Company Employees”) through the Management Company.  Until June 29, 2007, the Management Company Employees continued to receive their regular compensation from the Company and the Company made their services available, as well as certain support services including investment research, legal, accounting and administrative services, to the Management Company. Through June 29, 2007 (see below) the Company was reimbursed by the Management Company for the allocable cost of these services, including an allocable portion of salaries, rent and various overhead costs.  These allocated costs for 2007 (through June 29, 2007) amounted to $2,515 and were recognized as a reduction of “General and administrative”.  As discussed further below, effective June 29, 2007 the Management Company Employees became employees of the Management Company and are no longer employed by the Company.  Subsequent to June 29, 2007, the Company continued to provide, and was reimbursed for, some minimal support services to the Management Company.  The Company reduced its incentive compensation expense for 2007 through June 29, 2007 by $2,700 for the Management Company’s allocable portion of the incentive compensation attributable to the Management Company Employees for the first six months of 2007.  In addition, in 2007, the Company paid $171 to the Management Company representing the obligation for accrued vacation of the Management Company Employees as of June 29, 2007 assumed by the Management Company.

Services Agreement

In connection with the Corporate Restructuring, Wendy’s/Arby’s and the Management Company entered into the Services Agreement, effective June 30, 2007, pursuant to which the Management Company provided the Company with a range of professional and strategic services.  Under the Services Agreement, which expired on June 30, 2009 and was superseded by a new services agreement (the “New Services Agreement”), the Company paid the Management Company $3,000 per quarter for the first year of services and $1,750 per quarter for the second year of services.  The Company incurred $3,500, $9,500 and $6,000 of such service fees for 2009, 2008 and 2007, respectively, which are included in “General and administrative.” Additionally, the Company and the Management Company entered into an amendment to the Services Agreement, effective as of December 28, 2007, to pay the Management Company in 2008 additional fees of $2,750, for services rendered during 2007, which were attributable to the unanticipated and extensive time commitment of Management Company Employees during 2007.  The additional fees included $1,925 in connection with the Wendy’s Merger (and included in Wendy’s Merger costs) and $825 related to the Deerfield Sale which was included in the calculation of the “Gain on sale of consolidated business.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)
Equities Account

Prior to 2007, we invested $75,000 in the Equities Account which was managed by the Management Company.  The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns. On September 12, 2008, 251 shares of Wendy’s common stock, which were included in the Equities Account, were sold to the Management Company at the closing market value as of the day we decided to sell the shares. The sale resulted in a loss of $38.

Executive use of corporate aircraft

In August 2007, the Company entered into time share agreements under which the Principals and the Management Company used the Company's corporate aircraft in exchange for payment of the incremental flight and related costs of such aircraft.  Those time share agreements expired during the second quarter of 2009 and, in the third quarter of 2009, one of the aircraft was sold to an unrelated third party. Such reimbursements for 2009, 2008 and 2007 (the period from July 2, 2007 through December 30, 2007) amounted to $553, $3,028, and $1,095 and have been recognized as a reduction of “General and administrative.”  Refer to our new aircraft lease agreement below.

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

Sublet of New York office space

In July 2008 and July 2007, the Company entered into agreements under which the Management Company is subleasing (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  Under the terms of the Subleases, the Management Company is paying the Company approximately $157, $153 and $113, in 2009, 2008, and 2007 respectively, per month which includes an amount equal to the rent the Company pays plus a fixed amount reflecting a portion of the increase in the then fair market value of the Company’s leasehold interest as well as amounts for property taxes and the other costs related to the use of the space.  These agreements have been amended and, effective April 1, 2010, the Management Company will pay the Company an amount equal to the Company’s rent and other costs related to the use of the space.  The Company recognized $1,886, $1,633 and $680 from the Management Company under the Subleases for 2009, 2008 and 2007, respectively, which has been recorded as a reduction of “General and administrative.”

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

Sale of assets related to Corporate Restructuring

In July 2007, as part of the Corporate Restructuring, the Company sold substantially all of the properties and other assets it owned and used at its former New York headquarters to the Management Company for an aggregate purchase price of $1,808, including $140 of sales taxes.  The assets sold included computers and other electronic equipment and furniture and fixtures. The Company recognized a loss of $835, which is included in “Facilities relocation and corporate restructuring”, principally reflecting assets for which the fair value was less than book value.

Obligations to Former Executives

On June 29 and July 1, 2007, the Company funded the payment of the obligations due to the Former Executives under the Contractual Settlements, net of applicable withholding taxes of $33,994, into the 2007 Trusts.  The cash and investments in the 2007 Trusts, which included any related investment income or loss, and additional amounts related to the applicable withholding taxes not funded into the 2007 Trusts, was paid to the Former Executives on December 30, 2007, six months following their June 29, 2007 separation date.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

All of the agreements set forth above with the Former Executives and the Management Company were negotiated and approved by a special committee of independent members of the Company’s board of directors (the “Special Committee”).  The Special Committee was advised by independent outside counsel and worked with the compensation committee and the performance compensation subcommittee of the Company’s board of directors and its independent outside counsel and independent compensation consultant.

New Services Agreement

Wendy’s/Arby’s and the Management Company entered into the New Services Agreement which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the New Services Agreement, the Management Company will assist us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. Pursuant to the terms of this agreement, we are paying the Management Company a service fee of $250 per quarter, payable in advance commencing July 1, 2009. In addition, in the event the Management Company provides substantial assistance to us in connection with a merger or acquisition, corporate finance and/or similar transaction that is consummated at any time during the period commencing on the date the New Services Agreement was executed and ending six months following the expiration of its term, we will negotiate a success fee to be paid to the Management Company which is reasonable and customary for such transactions.

We paid approximately $5,368 in fees for corporate finance advisory services in 2009 to the Management Company in connection with the issuance of the Senior Notes.

Withdrawal Agreement

In June 2009, we and the Management Company entered into a Withdrawal Agreement which provided that we would be permitted to withdraw all amounts in the Equities Account on an accelerated basis effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company which was terminated on June 26, 2009, we had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47,000 was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, we agreed to pay the Management Company $5,500, were not required to return the $47,000 referred to above and were no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37,401, of which $31,901 was received by us, net of the $5,500 withdrawal fee and for which we realized a gain of $2,280 in 2009, all included in “Investment (expense) income, net.”

Liquidation Services Agreement

In June 2009, Wendy’s/Arby’s and the Management Company entered into a Liquidation Services Agreement  whereby, the Management Company will assist us in the sale, liquidation or other disposition of the Legacy Assets, which are not related to the Equities Account.  As of the date of the Liquidation Services Agreement, the Legacy Assets were valued at the Target Amount.  The Liquidation Services Agreement, which expires June 30, 2011, provides that we will pay the Management Company a fee of $900 in two installments, which is being amortized over the term of the agreement. The first installment of $450 was paid in 2009 and $239 was amortized and recorded in “General and administrative.”  In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of and the aggregate net proceeds to us are in excess of the Target Amount, then we will pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.

Aircraft Lease Agreement

Wendy’s/Arby’s and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for an aircraft that was previously under the time share agreement mentioned above.  The Aircraft Lease Agreement provides that the Company will lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010. The Aircraft Lease Agreement provides that TASCO will pay $10 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. We will continue to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs. The Aircraft Lease Agreement may be terminated by us without penalty in the event we sell the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale.

The agreements entered into during 2009 discussed above were negotiated and approved by the Audit Committee of our Board of Directors, which was advised in the process by independent outside counsel.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

RTM Acquisition

During 2007 the Company paid $1,600 to settle a post-closing purchase price adjustment provided for in the agreement and plan of merger pursuant to which the Company acquired RTM. The sellers of RTM included certain current officers of a subsidiary of the Company and a former director of the Company.  The Company reflected such payment as an increase in “Goodwill.”

Charitable contributions to The Arby’s Foundation Inc.

During 2009 and 2008 the Company paid $500 of expenses on behalf of The Arby’s Foundation, Inc. (the “Foundation”) a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors, primarily utilizing funds reimbursed to it by one of the beverage companies used by Arby’s as provided by their contract. In 2007 the Company made charitable contributions of $575 to the Foundation.  All such amounts are included in “General and administrative.”  The Company did not make any charitable contributions to the Foundation in 2009 or 2008.

Charitable contributions to the Dave Thomas Foundation for Adoption

In 2008, the Company pledged $1,000 to be paid in equal annual installments over a five year period to be donated to the Dave Thomas Foundation for Adoption, a related party. Payments of $200 were made in 2009 and 2008. The amount pledged was recorded in “General and administrative” in 2008.

Wendy’s executive officers

On September 29, 2008, J. David Karam, a minority shareholder, director and former president of Cedar Enterprises, Inc., which directly or through affiliates is a Wendy’s franchisee operator of 133 Wendy's restaurants as of January 3, 2010 and December 28, 2008, became President of Wendy’s.  In connection with Mr. Karam’s employment, Mr. Karam resigned as a director and president of Cedar Enterprises, Inc. but retained his minority ownership.  After the Wendy’s Merger, we recorded $6,240 and $1,801 in royalties and $4,633 and $1,339 in advertising fees in 2009 and 2008, respectively, from Cedar Enterprises and its affiliates as a franchisee of Wendy’s. Cedar Enterprises, Inc. and its affiliates also received $175 and $75 in remodeling incentives in 2009 and 2008 (the period from September 29, 2008 through December 28, 2008), respectively, from Wendy’s pursuant to a program generally available to Wendy’s franchisees.

Mr. Karam was also a minority investor in two other Wendy's franchisee operators, Emerald Food, Inc. and Diamond Foods, L.L.C., which, at the time, were operators of 44 and 16 Wendy's restaurants, respectively.  Mr. Karam disposed of his interests in these companies effective November 5, 2008.

Supply chain relationship agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC now manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management will facilitate continuity of supply and provide consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the North American supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North American operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15,500 to QSCC over an 18 month period in order to provide funding for start-up costs, operating expenses and cash reserves. Future operations will be funded by all members of QSCC, including Wendy’s and its franchisees. The required payments by Wendy’s under the Co-op Agreement were expensed in the fourth quarter of 2009 and included in “General and administrative.”  Effective January 4, 2010, the QSCC will be leasing 9,333 square feet of office space from Wendy’s for a two year period for an average annual rental of $113 with five one-year renewal options.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Subleases with ARCOP and The Arby’s Foundation Inc

ARCOP, the independent Arby’s purchasing cooperative, and the Foundation subleased approximately 2,680 and 3,800 square feet, respectively, of the corporate headquarters office space from ARG in 2009 and 2008. In 2007, ARCOP subleased approximately 2,680 square feet and the Foundation subleased approximately 5,000 square feet of office space from ARG. The Company has received $106, $111, and $106 of sublease income from ARCOP in 2009, 2008, and 2007, respectively, and $107, $116, and $117 of sublease income from the Foundation in 2009, 2008, and 2007, respectively.

Revolving credit facilities

On December 31, 2009, AFA entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5,500 to AFA, was amended on February 25, 2010 to provide for revolving loans up to $14,500.  Under the terms of this agreement; outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  As of January 3, 2010, the outstanding balance under this agreement was $5,089.

(23) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6,262 as of January 3, 2010.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(24) Advertising Costs and Funds

Since the Wendy’s Merger, the Company participates in three national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both company-owned and franchise restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, company-owned and franchise restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and related liabilities of the Advertising Funds at January 3, 2010 and December 28, 2008 are as follows:

	2009	2008
Cash and cash equivalents	$21,856	$29,270
Accounts and notes receivable	42,195	39,976
Other assets	16,425	11,893
Total assets	$80,476	$81,139

Accounts payable	$52,514	$32,220
Accrued expenses and other current liabilities	41,906	54,457
Member’s deficit	(13,944)	(5,538)
Total liabilities and deficit	$80,476	$81,139

The Company’s advertising expenses in 2009, 2008 and 2007 totaled $182,008, $110,849, and $79,270, respectively.

(25) Business Segments

Subsequent to the Wendy’s Merger, we manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. Prior to the Wendy’s Merger and the Deerfield Sale, we managed and internally reported our operations as two business segments: (1) the operation and franchising of Arby’s restaurants and (2) asset management (“Asset Management”).  We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The Wendy’s restaurants segment is operated through franchised and Company-owned Wendy’s quick service restaurants specializing in hamburger sandwiches. The franchised restaurants are principally located throughout the United States and, to a lesser extent, in 21 foreign countries and U. S. territories with the largest number in Canada. Company-owned restaurants are located in 30 states, with the largest number in Florida, Illinois, Pennsylvania, Ohio, and Texas. Wendy’s restaurants offer an extensive menu featuring hamburgers, filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, milk, Frosty® desserts, floats and kids' meals. In addition, the restaurants sell a variety of promotional products on a limited basis. The Bakery is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties.

The Arby’s restaurants segment is operated through franchised and Company-owned Arby’s quick service restaurants specializing in slow-roasted roast beef sandwiches. The franchised restaurants are principally located throughout the United States, and to a much lesser extent, in four other countries; principally in Canada. Company-owned restaurants are located in 27 states, with the largest number in Michigan, Ohio, Indiana, Florida, and Pennsylvania. Arby’s restaurants also offer an extensive menu of, chicken, turkey and ham sandwiches, side dishes, snacks, soft drinks and milk, including its Market Fresh® sandwiches, salads, wraps and toasted subs.

We had no customers which accounted for 10% or more of consolidated revenues in 2009, 2008 or 2007. As of January 3, 2010, the Wendy’s restaurants segment has one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that services approximately 57% of its Company-owned and franchised restaurants and two additional in-line distributors that, in the aggregate, service approximately 23% of its Company-owned and franchised restaurants. As of January 3, 2010, Arby’s restaurants segment has one main in-line distributor of food, packaging and beverage products, excluding produce, breads and beverage products, that services approximately 46% of Arby’s Company-owned and franchised restaurants and four additional in-line distributors that, in the aggregate, service approximately 45% of Arby’s Company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations in our restaurant segments related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

The following is a summary of the Company’s segment information:

	Wendy’s	Arby’s
2009	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$2,134,242	$1,064,106	$-	$3,198,348
Franchise revenues	302,853	79,634	-	382,487
	2,437,095	1,143,740	-	3,580,835
Depreciation and amortization	128,048	56,188	6,015	190,251
Operating profit (loss)	$167,753	$(29,248)	$(26,529)	111,976
Interest expense				(126,708)
Investment expense, net				(3,008)
Other than temporary losses on investments				(3,916)
Other income, net				1,523
Loss from continuing operations before income taxes				$(20,133)

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$530,843	$1,131,448	$-	$1,662,291
Franchise revenues	74,588	85,882	-	160,470
	605,431	1,217,330	-	1,822,761
Depreciation and amortization	23,852	61,206	3,257	88,315
Operating profit (loss)	$30,788	$(395,304)	$(49,134)	(413,650)
Interest expense				(67,009)
Investment income, net				9,438
Other than temporary losses on investments				(112,741)
Other income, net				2,710
Loss from continuing operations before income taxes				$(581,252)

	Arby’s	Asset
2007	restaurants	management	Corporate	Total
Revenues:
Sales	$1,113,436	$-	$-	$1,113,436
Franchise revenues	86,981	-	-	86,981
Asset management and related fees	-	63,300	-	63,300
	1,200,417	63,300	-	1,263,717
Depreciation and amortization	56,909	4,951	4,417	66,277
Operating profit (loss)	$108,672	$44,154	$(132,926)	19,900
Interest expense				(61,331)
Investment income, net				62,110
Other than temporary losses on investments				(9,909)
Other expense, net				(4,038)
Income from continuing operations before income taxes				$6,732

Income for our equity investments in TimWen and Deerfield are included in the Wendy’s restaurants and Asset management segments, respectively. Investment expense, net, of Deerfield was $7,522 in 2007 through the date of the Deerfield Sale.  Operating profit of the Asset Management segment for 2007 included the gain on the Deerfield Sale of $40,193.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

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

	Wendy’s	Arby’s
2009	restaurants	restaurants	Corporate	Eliminations	Total

Total assets	$3,996,371	$562,192	$2,794,920	$(2,378,067)	$4,975,416

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Eliminations	Total

Total assets	$3,840,213	$680,487	$3,178,747	$(3,053,827)	$4,645,620

	Wendy’s	Arby’s
2009	restaurants	restaurants	Corporate	Eliminations	Total

Investments:
Short term investment	$-	$-	$263	$-	$263
Long term investments	102,140	-	4,880	-	107,020
Total investments	$102,140	$-	$5,143	$-	$107,283

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Eliminations	Total

Investments:
Short term investment	$-	$-	$162	$-	$162
Long term investments	96,523	-	36,529	-	133,052
Total investments	$96,523	$-	$36,691	$-	$133,214

	Wendy’s	Arby’s	Asset
	restaurants	restaurants	management	Corporate (a)	Total
2009
Cash capital expenditures	$55,155	$29,646	$-	$17,113	$101,914

2008
Cash capital expenditures	$33,650	$72,274	$-	$1,065	$106,989

2007
Cash capital expenditures	$-	$72,883	$41	$66	$72,990

________________________
(a) The corporate capital expenditures in 2009 are primarily related to the establishment of our shared services center.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

Revenues and long-lived asset information by geographic area are as follows:

	U.S	Canada	Other International	Total
2009
Revenues:
Wendy’s restaurants	$2,190,003	$233,359	$13,733	$2,437,095
Arby’s restaurants	1,140,860	2,725	155	1,143,740
Consolidated revenue	$3,330,863	$236,084	$13,888	$3,580,835

Long-lived assets:
Wendy’s restaurants	$1,114,057	$63,393	$32	$1,177,482
Arby’s restaurants	419,748	7	-	419,755
General corporate	22,011	-	-	22,011
Consolidated assets	$1,555,816	$63,400	$32	$1,619,248

2008
Revenues:
Wendy’s restaurants	$548,792	$53,201	$3,438	$605,431
Arby’s restaurants	1,213,774	3,419	137	1,217,330
Consolidated revenue	$1,762,566	$56,620	$3,575	$1,822,761

Long-lived assets:
Wendy’s restaurants	$1,216,736	$42,378	$53	$1,259,167
Arby’s restaurants	495,743	10	-	495,753
General corporate	15,452	-	-	15,452
Consolidated assets	$1,727,931	$42,388	$53	$1,770,372

2007
Revenues:
Arby’s restaurants	$1,196,706	$3,574	$137	$1,200,417
Asset management	63,300	-	-	63,300
Consolidated revenue	$1,260,006	$3,574	$137	$1,263,717

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(26) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2009 and 2008.  The Company reports on a fiscal year typically consisting of 53 or 52 weeks ending on the Sunday closest to December 31.  With the exception of the fourth quarter of 2009 which had 14 weeks, the remainder of the Company’s fiscal quarters in 2009 and 2008 contained 13 weeks.  Wendy’s has been included in this unaudited consolidated quarterly financial information beginning with the date of the Wendy’s Merger on September 29, 2008.

	2009 Quarter Ended
	March 29 (b)	June 28 (b)	September 27 (b)	January 3, 2010 (b)

Revenues	$863,984	$912,687	$903,221	$900,943
Cost of sales	675,942	686,462	684,071	682,009
Operating profit (loss)	13,934	56,507	56,822	(15,287)
(Loss) income from continuing operations	(10,924)	14,892	14,266	(14,718)
Income from discontinued operations	-	-	422	1,124
Net (loss) income	(10,924)	14,892	14,688	(13,594)
Basic and diluted income (loss) per share:
Continuing operations
Common Stock (a)	$(.02)	$.03	$.03	$(.03)
Discontinued operations
Common Stock (a)	$-	$-	$-	$-
Net (loss) income
Common Stock (a)	$(.02)	$.03	$.03	$(.03)

	2008 Quarter Ended
	March 30 (c)	June 29 (c)	September 28 (c)	December 28 (c)

Revenues	$302,854	$313,014	$310,371	$896,522
Cost of sales	233,445	244,992	239,880	697,217
Operating profit (loss)	8,057	8,248	3,797	(433,752)
(Loss) income from continuing operations	(67,471)	(6,905)	(13,366)	(394,216)
Income from discontinued operations	-	-	1,219	998
Net (loss) income	(67,471)	(6,905)	(12,147)	(393,218)
Basic and diluted income (loss) per share:
Continuing operations
Common Stock (a)	$(.73)	$(.07)	$(.14)	$(.84)
Class B common stock	(.73)	(.07)	(.14)	N/A
Discontinued operations
Common Stock (a)	$-	$-	$.01	$-
Class B common stock	-	-	.01	N/A
Net (loss) income
Common Stock (a)	$(.73)	$(.07)	$(.13)	$(.84)
Class B common stock	(.73)	(.07)	(.13)	N/A
__________________________
(a)
Basic and diluted (loss) income per share amounts for the quarters have been calculated separately on a consistent basis with the annual calculations.  Accordingly, quarterly amounts do not add to the full year amounts because of differences in the weighted average shares outstanding during each period.

In connection with the Wendy’s Merger, Wendy’s/Arby’s stockholders approved a charter amendment to convert each of the then existing Triarc Class B common stock into one share of Common Stock. Accordingly, commencing with the 2008 fourth quarter, there is no longer any (loss) income per share attributable to the Class B common stock.

Diluted loss per share for the first and fourth quarters in 2009 and for all quarters in 2008 was the same as basic loss per share for each period since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations per share would have been anti-dilutive.

(b)
The operating profit (loss) was materially affected by impairment of other long-lived assets in 2009.  The impact of the impairment of other long-lived assets on net (loss) income for the first, second, third and fourth quarters, was ($4,266), ($5,394), ($9,627) and ($31,635), respectively, after income tax benefits of $2,614, $3,306, $5,901 and $19,389, respectively.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(In Thousands Except Per Share Amounts)

(c)      The operating (loss) profit was materially affected by goodwill impairment of $460,075 for the fourth quarter of 2008. Also, the effect on net (loss) income for the first, second, third and fourth quarters of 2008 was ($68,086), ($2,205), ($5,103) and ($20,825), respectively, due to other than temporary losses on investments, after income tax benefits of $0, $1,295, $2,997 and $12,230, respectively.  The effect on net (loss) income for the fourth quarter of the goodwill impairment was $391,735, after a tax benefit of $68,340.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 3, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 3, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2010. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of the system of internal control, management believes that as of January 3, 2010, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 3, 2010, on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

On September 29, 2008, we acquired Wendy’s. As part of the integration activities, Wendy’s/Arby’s Group, Inc. controls and procedures are being incorporated into this acquired business. During the fourth quarter of 2009, an additional phase of the integration of Wendy’s accounting systems was successfully completed. The integrated accounting system was used for the preparation of financial statements and other information presented in this Annual Report on Form 10-K. We expect further integration of Wendy's processes and systems during 2010.

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
Atlanta, Georgia

We have audited the internal control over financial reporting of Wendy’s/Arby’s Group, Inc. and subsidiaries (the "Company") as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2010 and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 3, 2010

Item 9B.Other Information.

None.

PART III
Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to May 3, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.  Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV
Item 15.Exhibits and Financial Statement Schedules.

(a) 1.Financial Statements:

See Index to Financial Statements (Item 8).

2.Financial Statement Schedules:

Schedule I – Condensed Balance Sheets (Parent Company Only) – as of January 3, 2010 and December 28, 2008; Condensed Statements of Operations (Parent Company Only) – for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007; Condensed Statements of Cash Flows (Parent Company Only) – for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007.

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

2.3
Agreement and Plan of Merger, dated as of December 17, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative), incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated December 21, 2007 (SEC file no. 001-02207).

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

4.5
Indenture, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.6
Registration Rights Agreement, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.7
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

10.1
Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated March 16, 1998 (SEC file no. 001-02207).**

10.3
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 13, 1998 (SEC file no. 001-02207).**

10.5
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated December 22, 2008 (SEC file no. 001-02207).**

10.7
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.8
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.9
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.10
Form of Restricted Share Unit Award Agreement under the Wendy’s Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).

10.11	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 001-02207).**
10.12
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 1, 2005 (SEC file no. 001-02207).**

10.13
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated June 6, 2007 (SEC file no. 001-02207).**

10.14
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.15
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.16
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.17
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.18
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.19
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.20
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.21
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.22
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.23
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.24	Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2.* **
10.25	Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3.* **
10.26
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.27
Amended and Restated Credit Agreement, dated as of July 25, 2005, amended and restated as of March 11, 2009, among Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, Wachovia Bank, National Association, SunTrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.28
Amended and Restated Pledge and Security Agreement dated March 11, 2009, by and between Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, and Citicorp North America, Inc., as collateral agent incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.29
Amendment No. 1 to Amended and Restated Credit Agreement and Amended and Restated Pledge and Security Agreement, dated as of June 10, 2009, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 10, 2009 (SEC file no. 001-02207).

10.30
Form of Increase Joinder dated as of March 17, 2009 among Arby’s Restaurant Group, Inc., Wendy’s International Holdings, Inc., Arby’s Restaurant Holdings, LLC, Wendy’s International, Inc., Citicorp North America, Inc., The Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, National Association and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Groups’s Current Report on Form 8-K filed on March 20, 2009 (SEC file no. 001-02207).

10.31
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.32
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.33
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated November 8, 2000 (SEC file no. 001-02207).

10.34
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).

10.35
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.36
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).**

10.37
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file no. 001-02207).**

10.38
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).**

10.39
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file no. 001-02207).**

10.40
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.41
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

10.45
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.46
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.47
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.48
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.49
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K dated August 10, 2007 (SEC file no. 001-02207).

10.50
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

10.51
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

10.52
Agreement dated November 5, 2008 by and between Wendy’s/Arby’s Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207).

10.53
Amendment No. 1 to Agreement, dated as of April 1, 2009, among the Company, Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on April 2, 2009 (SEC file no. 001-02207).

10.54
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated July 25, 2008 (SEC file no. 001-02207).**

10.55
Amended and Restated Letter Agreement dated as of December 18, 2008 between Thomas A. Garrett and Arby’s Restaurant Group, Inc., incorporated herein by reference to Exhibit 99.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.56
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.57
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.58
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.59
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.60
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.61
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.62
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed July 12, 2005 (SEC file no. 001-08116).**

10.63
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of PricewaterhouseCoopers, LLP*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership*

*Filed herewith.
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

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Dated: March 4, 2010	By: /s/ Roland C. Smith
Roland C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2010 by the following persons on behalf of the registrant in the capacities indicated.

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
(Jack G. Wasserman)

SCHEDULE I

Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED BALANCE SHEETS
(In Thousands)

	January 3, 2010	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$51,973	$26,860
Amounts due from subsidiaries	40,525	68,702
Deferred income tax benefit and other	21,705	26,316
Total current assets	114,203	121,878
Restricted cash equivalents	890	1,056
Note receivable, related party, net	25,696	25,344
Investments in consolidated subsidiaries	2,379,976	2,442,799
Amounts due from subsidiary	26,773	-
Properties	11,391	15,452
Deferred income tax benefit and other	23,912	89,690
Total assets	$2,582,841	$2,696,219
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Intercompany demand note payable to a subsidiary	$50,000	$50,000
Amounts due to subsidiaries	158,879	194,519
Current portion of long-term debt (a)	5,949	889
Other current liabilities	10,429	35,629
Total current liabilities	225,257	281,037
Long-term debt (a)	15,052	21,001
Deferred income taxes	-	1,375
Other liabilities	6,193	9,361
Stockholders' equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,761,433	2,753,141
Accumulated deficit	(380,480)	(357,541)
Common stock held in treasury, at cost	(85,971)	(15,944)
Accumulated other comprehensive loss	(5,685)	(43,253)
Total stockholders' equity	2,336,339	2,383,445
Total liabilities and stockholders’ equity	$2,582,841	$2,696,219

(a)
Consists of 5% convertible notes due 2023 in the amount of $2,100 as of both January 3, 2010 and December 28, 2008 and a 6.54% equipment term loan on one of our aircraft in the amount of $18,901 and $19,790 at January 3, 2010 and December 28, 2008, respectively.

SCHEDULE I (Continued)
Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Income:
Equity in income (loss) from continuing operations of subsidiaries	$8,970	$(451,158)	$82,691
Investment income (loss)	61	(21,565)	11,830
	9,031	(472,723)	94,521
Costs and expenses:
General and administrative	11,568	38,674	46,780
Depreciation and amortization	1,745	2,212	2,599
Impairment of other long-lived assets	-	2,671	-
Facilities relocation and corporate restructuring	3,008	692	75,348
Intercompany interest expense	420	1,392	2,671
Other (income) expense, net	(1,141)	1,789	8,357
	15,600	47,430	135,755
Loss from continuing operations before benefit from income taxes	(6,569)	(520,153)	(41,234)
Benefit from income taxes	10,085	38,195	56,320
Income (loss) from continuing operations	3,516	(481,958)	15,086
Equity in income from discontinued operations of subsidiaries	1,546	2,217	995
Net income (loss)	$5,062	$(479,741)	$16,081

SCHEDULE I (Continued)
Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year-Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Cash flows from continuing operating activities:
Net income (loss)	$5,062	$(479,741)	$16,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Dividends from subsidiaries	115,000	-	74,474
Deferred income tax benefit, net	67,241	(21,359)	(58,195)
Tax sharing payments received from subsidiaries	10,417	17,000	-
Tax sharing receivable from subsidiaries, net	(65,366)	-	-
Depreciation and amortization of properties	1,745	2,212	2,599
Share-based compensation provision	1,555	358	2,721
Write-off and amortization of deferred financing costs	25	5,132	21
Other operating transactions with Wendy’s/Arby’s Restaurants, LLC	(14,114)	-	-
Equity in (income) loss from continuing operations of subsidiaries	(8,970)	451,158	(82,691)
Equity in income from discontinued operations of subsidiaries	(1,546)	(2,217)	(995)
Operating investment adjustments, net (see below)	-	22,838	(8,706)
Impairment of other long-lived assets	-	2,671	-
Other, net	(2,200)	(5,772)	(2,570)
Changes in assets and liabilities:
Other current assets	1,467	797	(869)
Other current liabilities	(5,381)	(20,355)	(3,436)
Net cash provided by (used in) continuing operating activities	104,935	(27,278)	(61,566)
Cash flows from continuing investing activities:
Net repayments from subsidiaries	31,901	10,577	98,531
Investment activities, net (see below)	-	-	7,220
Cost of merger with Wendy’s	(608)	(18,403)	-
Capital expenditures	-	(1,065)	(66)
Other, net	165	884	(204)
Net cash provided by (used in) continuing investing activities	31,458	(8,007)	105,481
Cash flows from continuing financing activities:
Advances from Wendy’s/Arby’s Restaurants, LLC	-	155,000	-
Capital contribution to Wendy’s/Arby’s Restaurants, LLC	-	(150,177)	-
Repurchases of common stock	(72,927)	-	-
Dividends paid	(27,976)	(30,538)	(32,117)
Proceeds from intercompany loan	-	47,000	-
Proceeds from long-term debt	-	20,000	-
Repayments of long-term debt	(889)	(2,361)	(3,226)
Other	(5,918)	(152)	1,370
Net cash (used in) provided by continuing financing activities	(107,710)	38,772	(33,973)
Net cash provided by continuing operations	28,683	3,487	9,942
Net cash used in operating activities of discontinued operations	(3,570)	(1,318)	(635)
Net increase in cash and cash equivalents	25,113	2,169	9,307
Cash and cash equivalents at beginning of year	26,860	24,691	15,384
Cash and cash equivalents at end of year	$51,973	$26,860	$24,691

SCHEDULE I (Continued)

Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS – (Continued)
(In Thousands)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Detail of cash flows related to investments:
Operating investment adjustments, net:
Net recognized losses (gains), including other than temporary losses	$-	$22,838	$(9,966)
Other	-	-	1,260
	$-	$23,838	$(8,706)
Investing investment activities, net:
Proceeds from sales and maturities of available-for-sale securities and other investments	$-	$-	$10,993
Cost of available-for-sale securities and other investments purchased	-	-	(3,773)
	$-	$-	$7,220