Form 10-K/A
WENDY'S/ARBY'S GROUP, INC.
filed 2010-03-23
CIK 30697

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s Group” or the “Company”) for the fiscal year ended January 3, 2010 (our “2009 Annual Report”), is being filed pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X to amend Part IV, Item 15, Exhibits and Financial Statement Schedules, to include the financial statements of Deerfield Capital Corp. (“DFR”).  This is necessary because the Company’s investments in DFR during 2007 met certain “significance” tests under Rule 3-09.  This Amendment No. 1 does not otherwise update any information or exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of our 2009 Annual Report.

PART IV
Item 15.Exhibits and Financial Statement Schedules.

(a) 1.Financial Statements:

See Index to Financial Statements (Item 8).

2.Financial Statement Schedules:

See Schedule I – Condensed Balance Sheets (Parent Company Only) – as of January 3, 2010 and December 28, 2008; Condensed Statements of Operations (Parent Company Only) – for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007; Condensed Statements of Cash Flows (Parent Company Only) – for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, filed with our 2009 Annual Report on March 4, 2010.

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

10.30
Form of Increase Joinder dated as of March 17, 2009 among Arby’s Restaurant Group, Inc., Wendy’s International Holdings, Inc., Arby’s Restaurant Holdings, LLC, Wendy’s International, Inc., Citicorp North America, Inc., The Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, National Association and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 20, 2009 (SEC file no. 001-02207).

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

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of PricewaterhouseCoopers, LLP*
23.3	Consent of Deloitte & Touche LLP***
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit hereto.***
99.1	Audited Financial Statements of TimWen Partnership*
99.2
Consolidated Financial Statements of Deerfield Capital Corp. and subsidiaries (and related report of independent registered public accounting firm), incorporated herein by reference to Item 8 of the Annual Report on Form 10-K of Deerfield Capital Corp. for the year ended December 31, 2009 (SEC file no. 001-32551).

*Filed with our 2009 Annual Report on March 4, 2010.
**Identifies a management contract or compensatory plan or arrangement.
***Filed herewith.

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

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Dated: March 23, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and Chief Financial Officer