Form 10-Q
period 2010-05-13
WENDY'S/ARBY'S GROUP, INC.
filed 2010-05-13
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [X]     Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

There were 430,131,620 shares of the registrant’s Common Stock outstanding as of May 7, 2010.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 4,	January 3,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$507,284	$591,719
Accounts and notes receivable	86,727	88,004
Inventories	21,778	23,024
Prepaid expenses and other current assets	53,860	29,212
Deferred income tax benefit	66,565	66,557
Advertising funds restricted assets	77,484	80,476
Total current assets	813,698	878,992
Notes receivable	33,936	39,295
Investments	110,014	107,020
Properties	1,585,979	1,619,248
Goodwill	883,001	881,019
Other intangible assets	1,383,019	1,392,883
Deferred costs and other assets	58,831	56,959
Total assets	$4,868,478	$4,975,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,359	$22,127
Accounts payable	77,691	103,454
Accrued expenses and other current liabilities	248,817	269,090
Advertising funds restricted liabilities	77,484	80,476
Total current liabilities	419,351	475,147
Long-term debt	1,501,853	1,500,784
Deferred income	41,314	13,195
Deferred income taxes	466,831	475,538
Other liabilities	177,883	174,413
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,764,347	2,761,433
Accumulated deficit	(390,544)	(380,480)
Common stock held in treasury, at cost	(163,654)	(85,971)
Accumulated other comprehensive income (loss)	4,055	(5,685)
Total stockholders’ equity	2,261,246	2,336,339
Total liabilities and stockholders’ equity	$4,868,478	$4,975,416

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 4,	March 29,
	2010	2009
	(Unaudited)
Revenues:
Sales	$748,197	$773,243
Franchise revenues	89,250	90,741
	837,447	863,984
Costs and expenses:
Cost of sales	641,422	675,942
General and administrative	110,482	109,878
Depreciation and amortization	46,326	51,662
Impairment of other long-lived assets	11,601	6,880
Facilities relocation and corporate restructuring	-	4,161
Other operating expense, net	1,283	1,527
	811,114	850,050
Operating profit	26,333	13,934
Interest expense	(36,278)	(22,149)
Investment income (expense), net	130	(1,794)
Other than temporary losses on investments	-	(3,127)
Other income (expense), net	1,278	(2,597)
Loss before income tax benefit	(8,537)	(15,733)
Benefit from income taxes	5,137	4,809
Net loss	$(3,400)	$(10,924)

Basic and diluted net loss per share	$(.01)	$(.02)

Dividends declared per share	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,400)	$(10,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,326	51,662
Net receipt of deferred vendor incentive	31,067	29,368
Impairment of other long-lived assets	11,601	6,880
Share-based compensation provision	3,519	4,371
Distributions received from joint venture	2,968	3,421
Non-cash rent expense	2,879	5,196
Accretion of long-term debt	2,715	2,416
Provision for doubtful accounts	2,600	792
Write-off and amortization of deferred financing costs	1,701	5,069
Deferred income tax benefit, net	(8,546)	(4,809)
Equity in earnings in joint venture	(1,850)	(1,658)
Operating investment adjustments, net (see below)	(125)	4,741
Other, net	1,361	3,823
Changes in operating assets and liabilities, net:
Accounts and notes receivable	1,762	(3,667)
Inventories	1,295	348
Prepaid expenses and other current assets	(5,300)	(15,577)
Accounts payable	(13,025)	(34,434)
Accrued expenses and other current liabilities	(42,307)	11,221
Net cash provided by operating activities	35,241	58,239
Cash flows from investing activities:
Capital expenditures	(27,143)	(17,203)
Proceeds from dispositions	2,492	6,246
Investment activities, net (see below)	526	704
Other, net	(60)	(1,390)
Net cash used in investing activities	(24,185)	(11,643)
Cash flows from financing activities:
Repurchases of common stock	(80,842)	-
Repayments of long-term debt	(10,216)	(55,677)
Dividends paid (a)	(6,653)	-
Proceeds from long-term debt	161	52,633
Deferred financing costs	-	(11,148)
Other, net	801	52
Net cash used in financing activities	(96,749)	(14,140)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(85,693)	32,456
Effect of exchange rate changes on cash	1,258	(112)
Net (decrease) increase in cash and cash equivalents	(84,435)	32,344
Cash and cash equivalents at beginning of period	591,719	90,090
Cash and cash equivalents at end of period	$507,284	$122,434
____________________
(a) The dividend declared in the first quarter of 2009 was paid on March 30, 2009, the first day of the 2009 second quarter.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Other than temporary losses on investments	$-	$3,127
Other net recognized (gains) losses	(125)	1,614
	$(125)	$4,741
Investment activities, net:
Proceeds from sales of available-for-sale securities, securities sold short, and other investments	$526	$9,756
Decrease in restricted cash held for investment	-	5,149
Cost of available-for-sale securities, other investments purchased, and payments to cover short positions in securities	-	(14,201)
	$526	$704
Supplemental cash flow information:
Cash paid during the period for:
Interest	$43,375	$19,675
Income taxes, net of refunds	$6,062	$1,097
Supplemental non-cash investing and financing activities:
Total capital expenditures	$28,505	$18,789
Cash capital expenditures	(27,143)	(17,203)
Non-cash capitalized lease and certain sales-leaseback obligations	$1,362	$1,586

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, however, the Financial Statements contain all adjustments necessary to present fairly our financial position as of April 4, 2010 and results of our operations for the three months ended April 4, 2010 and March 29, 2009 and our cash flows for the three months ended April 4, 2010 and March 29, 2009.  The results of operations for the three months ended April 4, 2010 are not necessarily indicative of the results to be expected for the full 2010 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 2009 fiscal year consisted of 53 weeks. Both three month periods presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)    Dispositions

During the three months ended March 29, 2009, the Company received proceeds from dispositions of $6,246 consisting of $3,384 from the sale of 10 Wendy’s units to a franchisee and $2,862 related to other dispositions. These sales resulted in a gain of $2,334 which is included in “Depreciation and amortization.”

Restaurant dispositions during the three months ended April 4, 2010 were not significant.

(3)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	April 4, 2010
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$507,284	$507,284
Restricted cash equivalents (a):
Current included in “Prepaid expenses and other current assets”	1,076	1,076
Non-current included in “Deferred costs and other assets”	5,925	5,925
Deerfield Capital Corp. (“DFR”) notes receivable (b)	25,783	28,655
Non-current cost investments (c)	9,306	11,555
Interest rate swaps (d)	3,575	3,575
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior notes (e)	552,135	607,375
Senior secured term loan, weighted average effective interest of 7.25% (e)	250,829	253,337
6.20% Senior notes (e)	206,595	230,625
6.25% Senior notes (e)	195,329	207,000
Sale-leaseback obligations (f)	124,524	125,698
Capitalized lease obligations (f)	87,346	88,470
7% Debentures (e)	80,353	88,000
6.54% Secured equipment term loan (f)	13,534	13,558
Other	6,567	6,577
Total long-term debt, including current portion	$1,517,212	$1,620,640
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (g)	$372	$372
Wendy’s franchisee loans obligations (h)	$500	$500

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

___________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)
The fair value of the DFR notes received in connection with the sale of Deerfield & Company, LLC in 2007 represented the present value of the probability weighted average of expected cash flows of the DFR notes as of January 3, 2010 as reported in our Form 10-K. The Company does not believe that the fair value of the DFR notes changed significantly to April 4, 2010. Pursuant to an agreement entered into on March 22, 2010, DFR intends to repurchase the notes from the Company, subject to certain approvals, at approximately 64.1% of the $47,986 aggregate principal amount thereof plus accrued interest.

(c)
These consist of investments in certain non-current cost investments. The fair values of these investments were based entirely on statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relied on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

(d)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(e)	The fair values were based on quoted market prices.

(f)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(g)
The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represented the fair value as of the acquisition of these lease obligations (2005) less subsequent amortization.

(h)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts, notes receivable and non-current notes receivable (excluding the DFR notes described above) approximated fair value due to the effect of related allowances for doubtful accounts and notes receivable. The carrying amounts of accounts payable, accrued expenses and advertising funds’ restricted assets and liabilities approximated fair value due to the short-term maturities of those items.

Valuation techniques under the accounting guidance related to fair value measurements were based on observable and unobservable inputs.  Observable inputs reflected readily obtainable data from independent sources, while unobservable inputs reflected our market assumptions.  These inputs are classified into the following hierarchy:

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

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of April 4, 2010 by the valuation hierarchy as defined in the fair value guidance:

	April 4,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest rate swaps (included in “Deferred costs and other assets”)	$3,575	$-	$3,575	$-

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4)	Impairment of Other Long-lived Assets

	Three Months Ended
	April 4,	March 29,
	2010	2009
Arby’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	$10,689	$5,894
Intangible assets	912	567
	11,601	6,461
Wendy’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	-	419
Total impairment of other long-lived assets	$11,601	$6,880

The Arby’s Company-owned restaurants impairment losses in each period predominantly reflected (1) impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants, (2) additional charges for capital improvements in restaurants impaired in a prior period which did not subsequently recover, and (3) write-downs in the carrying value of certain surplus properties and properties held for sale. The Wendy’s restaurants segment impairment losses in the 2009 first quarter reflected write downs in the carrying value of certain surplus properties and properties held for sale.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of other long-lived assets.” The fair values of impaired assets discussed above for the Arby’s and Wendy’s restaurants segments were generally estimated based on the present values of the associated cash flows and on the market value with respect to land (Level 3 inputs).   There is no remaining carrying value of the properties and intangible assets which were measured at fair value during the first quarter of 2010.

(5)	Facilities Relocation and Corporate Restructuring

The Company incurred corporate restructuring charges in 2009, primarily related to severance in conjunction with the merger with Wendy’s (the “Wendy’s Merger”). The balance of this restructuring accrual, which is included in “Accrued expenses and other liabilities,” was $2,917 at April 4, 2010 and $5,630 at January 3, 2010. Total payments related to this accrual during the three months ended April 4, 2010 were $2,713. We do not expect to incur any additional corporate restructuring charges with respect to the Wendy’s Merger.

(6)	Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the Equity Method. Our equity in earnings from TimWen is included in “Other operating expense, net.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our portion of TimWen included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 4, 2010	March 29, 2009
Balance at beginning of period	$97,476	$89,771

Equity in earnings for the period	2,698	2,295
Amortization of purchase price adjustments	(848)	(637)
	1,850	1,658

Distributions	(2,968)	(3,421)
Currency translation adjustment included in “Comprehensive income (loss)”	4,350	(1,463)
Balance at end of period (a)	$100,708	$86,545
_________________
(a)	Included in “Investments”.

Presented below is a summary of unaudited financial information of TimWen as of and for the three months ended April 4, 2010 and March 29, 2009, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	April 4, 2010		March 29, 2009
	(Canadian)		(Canadian)
Balance sheet information:
Properties	C$	82,005	C$	86,202
Cash and cash equivalents		-		2,103
Accounts receivable		4,107		4,553
Other		3,418		2,080
	C$	89,530	C$	94,938

Accounts payable and accrued liabilities	C$	1,195	C$	1,421
Other liabilities		9,006		10,893
Partners’ equity		79,329		82,624
	C$	89,530	C$	94,938

	Three Months Ended
	April 4, 2010		March 29, 2009
	(Canadian)		(Canadian)
Income statement information:
Revenues	C$	8,720	C$	8,862
Income before income taxes and net income		5,376		5,703

(7)	Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the first quarter of 2009, we recorded other than temporary losses of $3,127 attributable primarily to the decline in fair value of three of our cost investments.

(8)	Income Taxes

The effective tax rate for the three months ended April 4, 2010 and March 29, 2009 was 60.2% and 30.6%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the 2010 and 2009 three month effect of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) a reduction in our state valuation allowances for 2010, (4) adjustments to our uncertain tax positions, and (5) tax credits.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

For the three months ended April 4, 2010 and March 29, 2009, we increased our unrecognized tax benefits for prior periods by $2,818 and $1,172, respectively.  Additionally, we increased interest on unrecognized tax benefits for these periods by $831 and $368, respectively.  There were no other significant changes to unrecognized tax benefits and related interest and penalties in the three months ended April 4, 2010 and March 29, 2009.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of our 2010 and 2009 U.S. Federal income tax return years as part of the Compliance Assurance Process (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  The Company participated in CAP beginning with the tax period ended December 28, 2008 and Wendy’s has been a participant since its 2006 tax year. Any matters relating to our December 28, 2008 U.S. Federal income tax return and to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 31, 2006 through September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns are currently under examination. Some of our state income tax returns are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $3,888. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(9)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

Diluted loss per share for the three months ended April 4, 2010 and March 29, 2009 was the same as basic loss per share since we reported a loss and, therefore, the effect of all potentially dilutive securities on the loss per share would have been anti-dilutive.

As of April 4, 2010, our potential common shares consisted of the following: (1) outstanding stock options which can be exercised into 22,713 shares of our Common Stock, (2) 1,458 unvested restricted shares of our Common Stock and (3) our $2,100 Convertible Notes which are convertible into 160 shares of our Common Stock.

The weighted average number of shares used to calculate basic and diluted loss per share was 443,326 and 469,237 for the three months ended April 4, 2010 and March 29, 2009, respectively.

(10)	Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	April 4,	March 29,
	2010	2009

Balance, beginning of year	$2,336,339	$2,383,445
Comprehensive income (loss) (a)	6,340	(5,912)
Dividend declared but not yet paid	-	(7,033)
Dividend paid	(6,653)	-
Share-based compensation expense	3,519	4,371
Repurchases of common stock for treasury	(78,821)	-
Other	522	61
Balance, end of period	$2,261,246	$2,374,932

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a) The following is a summary of the components of comprehensive income (loss), net of income taxes:

	Three Months Ended
	April 4,	March 29,
	2010	2009

Net loss	$(3,400)	$(10,924)
Net change in currency translation adjustment	9,704	5,752
Net unrealized losses on available-for-sale securities	(59)	(740)
Net unrecognized pension loss	95	-
Other comprehensive income	9,740	5,012
Comprehensive income (loss)	$6,340	$(5,912)

(11)	Business Segments

We manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

In the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments for certain corporate support services based upon budgeted segment revenues. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a wholly-owned subsidiary holding company of Wendy’s/Arby’s, established a shared service center in Atlanta and allocated all its operating costs to the restaurant segments based also on budgeted segment revenues.

The following is a summary of our segment information:

	Three Months Ended April 4, 2010

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$512,747	$235,450	$-	$748,197
Franchise revenues	71,967	17,283	-	89,250
	584,714	252,733	-	837,447
Depreciation and amortization	28,795	13,894	3,637	46,326
Impairment of other long-lived assets	-	11,601	-	11,601
Operating profit (loss)	$52,400	$(20,975)	$(5,092)	26,333
Interest expense				(36,278)
Investment income, net				130
Other income, net				1,278
Loss before income tax benefit				(8,537)
Benefit from income taxes				5,137
Net loss				$(3,400)

	Three Months Ended March 29, 2009

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$507,003	$266,240	$-	$773,243
Franchise revenues	71,238	19,503	-	90,741
	578,241	285,743	-	863,984
Depreciation and amortization	36,687	14,517	458	51,662
Impairment of other long-lived assets	419	6,461	-	6,880
Operating profit (loss)	$20,025	$(2,047)	$(4,044)	13,934
Interest expense				(22,149)
Investment expense, net				(1,794)
Other than temporary losses on investments				(3,127)
Other expense, net				(2,597)
Loss before income tax benefit				(15,733)
Benefit from income taxes				4,809
Net loss				$(10,924)

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate		Total
Three Months Ended April 4, 2010
Cash capital expenditures	$15,680	$6,470	$4,993	(a)	$27,143

Three Months Ended March 29, 2009
Cash capital expenditures	$8,743	$7,825	$635		$17,203
______________
(a) The corporate capital expenditures in 2010 are primarily related to our shared services center.

There have been no material changes in total assets by segment since January 3, 2010.

(12)	Transactions with Related Parties

Wendy’s/Arby’s has not entered into any transactions with related parties since those reported in our last Form 10-K except for the following agreement:

Strategic Sourcing Group Agreement

On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4,900 of expenses of SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period. Future operations are expected to be funded primarily from fees collected by suppliers and paid to SSG. Effective April 5, 2010, the SSG will be leasing 2,300 square feet of office space from Arby’s Restaurant Group, Inc. until December 31, 2016 unless terminated earlier for an average annual base rental of $51.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13)	Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6,079 as of April 4, 2010.  The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(14)	Accounting Standards

Accounting Standards Adopted during 2010

In June 2009, the FASB issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).  There have been no significant changes as of April 4, 2010 to the application of our critical accounting policies or guarantees and commitments as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

Wendy’s/Arby’s is the parent company of its wholly-owned subsidiary holding company Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”). Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“ARG” or “Arby’s”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  References in this Form 10-Q to restaurants that we “own” or that are “company-owned” include owned and leased restaurants.  As of April 4, 2010, the Wendy’s restaurant system was comprised of 6,540 restaurants, of which 1,390 were owned and operated by the Company. As of April 4, 2010, the Arby’s restaurant system was comprised of 3,699 restaurants, of which 1,155 were owned and operated by the Company. The 2,545 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Arby’s revenues and operating results have been impacted by a number of factors, including restaurant industry trends such as declining sales and traffic trends, negative general economic trends, competitive pressures in the restaurant industry such as intense price competition and a decrease in the number of national advertising campaigns. Roland Smith, our President and Chief Executive Officer, was appointed interim President of Arby’s in January and new initiatives to begin re-energizing the brand have commenced.  A new President of Arby’s has been appointed effective May 20, 2010.  Arby’s is making progress on establishing a value strategy, elevating the customer experience and investing in a significant remodeling program.

Restaurant business revenues for 2010 first quarter include: (1) $720.8 million of sales from Company-owned restaurants, (2) $26.5 million from the sale of bakery items and kids’ meal promotion items to our franchisees and others, (3) $83.0 million of royalty income from franchisees and (4) $7.1 million of other franchise related revenue and other revenues. All of our Wendy’s and most of our Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the three months ended April 4, 2010.

There have been no material changes to industry trends as set forth in the Form 10-K, except as follows:

•	The previously described low consumer confidence level in the U.S. has improved in recent months and selected restaurant chains have produced improved same-store sales trends.

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Grow same-store sales at Wendy’s and Arby’s by introducing innovative new menu items, enhancing the customer experience with operational excellence, improving affordability with everyday value menu items, and significantly improving marketing effectiveness to consumers;

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

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kids’ meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kids’ meal promotion items sold to franchisees), divided by sales from Company-owned restaurants (excluding sales of bakery items and kids’ meal promotion items sold to franchisees). Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Related Party Transaction

On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4.9 million of expenses of SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period. Future operations are expected to be funded primarily from fees collected by suppliers and paid to SSG. Effective April 5, 2010, the SSG will be leasing 2,300 square feet of office space from ARG until December 31, 2016 unless terminated earlier for an average annual base rental of less than $0.1 million.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  Our 2009 fiscal year contained 53 weeks. Both quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.  Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

	Three Months Ended
	April 4,	March 29,	$	%
	2010	2009	Change	Change
	(In Millions)
Revenues:
Sales	$748.2	$773.2	$(25.0)	(3.2)%
Franchise revenues	89.2	90.8	(1.6)	(1.8)
	837.4	864.0	(26.6)	(3.1)
Costs and expenses:
Cost of sales	641.4	676.0	(34.6)	(5.1)
General and administrative	110.5	109.8	0.7	0.6
Depreciation and amortization	46.3	51.7	(5.4)	(10.4)
Impairment of other long-lived assets	11.6	6.9	4.7	68.1
Facilities relocation and corporate restructuring	-	4.2	(4.2)	(100.0)
Other operating expense, net	1.3	1.5	(0.2)	(13.3)
	811.1	850.1	(39.0)	(4.6)
Operating profit	26.3	13.9	12.4	89.2
Interest expense	(36.3)	(22.1)	(14.2)	64.3
Investment income (expense), net	0.1	(1.8)	1.9	n/m
Other than temporary losses on investments	-	(3.1)	3.1	(100.0)
Other income (expense), net	1.4	(2.6)	4.0	n/m
Loss before income tax benefit	(8.5)	(15.7)	7.2	45.9
Benefit from income taxes	5.1	4.8	0.3	6.3
Net loss	$(3.4)	$(10.9)	$7.5	68.8%

Restaurant statistics:
Wendy’s same-store sales:	First Quarter 2010	First Quarter 2009
North America Company-owned restaurants	0.2%	0.3%
North America franchised restaurants	1.0%	1.2%
North America systemwide	0.8%	1.0%

Arby’s same-store sales:
North America Company-owned restaurants	(11.6)%	(8.0)%
North America franchised restaurants	(11.4)%	(9.1)%
North America systemwide	(11.5)%	(8.7)%

Restaurant margin:

Wendy’s	15.4%	11.1%

Arby’s	10.8%	14.2%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	-	11	11
Closed	(1)	(11)	(12)
Restaurant count at April 4, 2010	1,390	5,150	6,540

Arby’s restaurant count:
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	9	9
Closed	(3)	(25)	(28)
Net sold to franchisees	(11)	11	-
Restaurant count at April 4, 2010	1,155	2,544	3,699

Total Wendy’s/Arby’s restaurant count at April 4, 2010	2,545	7,694	10,239

Sales
Change
(in millions)

Wendy’s	$5.8
Arby’s	(30.8)
$(25.0)

The overall decrease in sales was primarily due to the decline in Arby’s North America Company-owned same-store sales which were down 11.6%.  The Arby’s North America Company-owned same-store sales were impacted by (1) the negative economic trends and competitive pressures described in our Form 10-K and negative industry-wide restaurant trends that continued in the first quarter of 2010, (2) the positive effect of the new Roastburger® sandwich introduction in the 2009 first quarter and (3) the absence of national media advertising. The negative factors impacting Arby’s sales were partially offset by an increase in Arby’s transactions primarily resulting from the introduction of an everyday value menu during the first quarter of 2010. Foreign currency translation had an $8.7 million positive impact on Wendy’s first quarter 2010 sales as compared to the first quarter of 2009.  Wendy’s North America Company-owned same-store sales were slightly positive, which reflected the effect of certain price increases taken in late 2009 and the launch of new premium products.  Wendy’s locations sold during the first quarter of 2009 generated $3.2 million of sales in that quarter.  Wendy’s North America Company-owned same-store sales were also impacted by the same negative economic factors discussed above.  Sales of both restaurant systems were also affected by severe winter weather in February 2010.

Franchise Revenues
Change
(in millions)

Wendy’s	$0.7
Arby’s	(2.3)
$(1.6)

The decrease in franchise revenues was primarily due to the decline in Arby’s North America franchised restaurant same-store sales which were down 11.4%.  The Arby’s North America franchised restaurant same-store sales were impacted by the same factors described above for Company-owned restaurants, although the Arby’s North America franchised restaurants were disproportionately negatively affected by the absence of national media advertising as certain franchise markets did not have sufficient local media advertising to offset the absence of national advertising. This decrease in franchise revenues was partially offset by the increase in Wendy’s North America franchised restaurants same-store sales which were up 1.0%. This increase was primarily due to the same factors described above for Wendy’s Company-owned restaurants.

Restaurant Margin
	Amount	Change

Wendy’s	15.4%	4.3 ppt
Arby’s	10.8%	(3.4) ppt
Consolidated	13.9%	1.4 ppt

The increase in the Wendy’s restaurant margin in the 2010 first quarter as compared to the 2009 first quarter was primarily attributable to (1) decreases in the cost of commodities and labor, as well as certain controllable costs, (2) benefits from a decrease in breakfast advertising and (3) a benefit from menu mix as Wendy’s Company-owned restaurants sold a greater percentage of more profitable products. The decrease in the Arby’s restaurant margin in the 2010 first quarter as compared to the 2009 first quarter was primarily attributable to the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs. This negative impact was partially offset by decreases in the costs of commodities as well as a decrease in costs related to the Roastburger sandwich launch in the 2009 first quarter, which did not recur in the 2010 first quarter.  Margins of both restaurant systems were also affected by severe winter weather in February 2010.

General and Administrative
Change
(in millions)

SSG co-op funding	$4.9
Provision for doubtful accounts	1.7
Services agreement	(1.4)
Legal fees	(1.1)
Integration costs	(0.8)
Other	(2.6)
$0.7

The increase in general and administrative expenses was primarily related to the formation of the SSG cooperative in the 2010 first quarter as discussed above in “Introduction and Executive Overview – Related Party Transaction” and an increase in the provision for doubtful accounts primarily associated with the collectability of certain Arby’s franchisee receivables. These increases were partially offset by decreases in: (1) fees under our related party services agreement that was renegotiated in June 2009, (2) additional anticipated legal fees accrued in the 2009 first quarter for the Americans with Disabilities Act case described in our Form 10-K and (3) integration costs related to the Wendy’s integration in 2009 some of which will not recur in 2010.

Depreciation and Amortization
Change
(in millions)

Wendy’s restaurants, primarily properties	$(7.9)
Arby’s restaurants, primarily properties	(0.6)
General corporate	3.1
$(5.4)

The decrease in depreciation and amortization was primarily related to a $6.5 million one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) which was recorded in the 2009 first quarter and a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. These decreases were partially offset by increases in the amortization of capitalized software related to the establishment of the shared services center at the Company’s corporate headquarters in Atlanta, Georgia.

Impairment of Other Long-Lived Assets
Change
(in millions)

Arby’s restaurants, primarily properties at underperforming locations	$5.1
Wendy’s restaurants, surplus properties	(0.4)
$4.7

The Arby’s Company-owned restaurants impairment losses increased as a result of the continuing deterioration in operating performance of certain restaurants. The Wendy’s restaurant segment incurred impairment losses in the 2009 first quarter associated with write downs in the carrying value of surplus properties and properties held for sale which did not recur in the 2010 first quarter.

Interest Expense
Change
(in millions)

10% Senior Notes	$15.2
Other	(1.0)
$14.2

The increase in interest expense was principally affected by interest on the $565.0 million principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes (the “Senior Notes”) issued in June 2009, which was partially offset by the favorable impact of interest rate swaps entered into during 2009 and 2010 on the Wendy’s 6.20% and 6.25% Senior Notes.

Investment Income (Expense), Net
Change
(in millions)

Recognized net losses in 2009 first quarter	$1.7
Interest income	(0.2)
Other	0.4
$1.9

The increase in investment income related to net investment losses of $1.7 million recognized in the 2009 first quarter on investments which were subsequently sold in June 2009. As of April 4, 2010, our remaining investments include a joint venture investment and certain cost investments.

Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the 2009 first quarter, we recorded other than temporary losses of $3.1 million attributable primarily to the decline in fair value of three of our cost investments. We did not recognize any other than temporary losses on our remaining investments during the 2010 first quarter.

Benefit from Income Taxes
Change
(in millions)
Federal and state benefit on variance in loss from continuing operations before tax	$(2.6)
Valuation allowance reduction	2.5
Other	0.4
$0.3

Our income taxes were impacted by variations in (loss) income from operations as offset by a reduction in valuation allowances related to state tax matters.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended April 4, 2010

Cash and cash equivalents (“cash”) totaled $507.3 million at April 4, 2010 compared to $591.7 million at January 3, 2010.  For the three months ended April 4, 2010, net cash provided by operating activities totaled $35.2 million, which included the following significant items:

•	Our net loss of $3.4 million;
•	Depreciation and amortization of $46.3 million;
•	Net receipt of deferred vendor incentive of $31.1 million;
•	Impairment of other long-lived assets charges of $11.6 million; and
•
Changes in operating assets and liabilities resulted in a net use of cash of $57.6 million primarily due to a $42.3 million decrease in accrued expenses, a $13.0 million decrease in accounts payable and a $5.3 million increase in prepaid expenses and other current assets.

The decrease in accrued expenses was primarily related to $23.3 million in 2009 incentive compensation payments, net of 2010 first quarter incentive compensation accruals and $11.9 million in interest payments, net of accrued interest.  The decrease in accounts payable was the result of higher invoice volumes processed at year end as well as estimated other costs booked through accounts payable as of the end of 2009, both as compared to the end of first quarter of 2010.  The increase in prepaid expenses and other current assets was primarily the result of increases in prepaid rent and prepaid insurance which are being expensed over their respective contractual terms.

We expect positive cash flows from operating activities during the remainder of 2010.

Additionally, for the three months ended April 4, 2010, we had the following significant uses of cash other than from operating activities:

•
Repurchases of common stock of $80.8 million, including commissions of $0.3 million, and $5.8 million of 2009 repurchases that were not settled until 2010 and excluding $3.8 million of repurchases that were not settled until after April 4, 2010;

•
Cash capital expenditures totaling $27.1 million which included $5.4 million for the remodeling of restaurants and $3.2 million for software purchases. The remaining capital expenditures were primarily related to various technology projects and store maintenance capital expenditures;

•	Net repayments of other long-term debt of $10.2 million; and
•	Dividend payments of $6.7 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $85.7 million.

Sources and Uses of Cash for the Remainder of 2010

Our anticipated consolidated cash requirements for operations for the remainder of 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $138.0 million as discussed in our Form 10-K;
•	Quarterly cash dividends aggregating up to approximately $19.4 million as discussed below in “Dividends”;
•	Scheduled debt principal repayments aggregating $11.4 million;
•
Potential repurchases of common stock of up to $96.9 million (including $3.8 million of first quarter repurchases that were not settled until after April 4, 2010) under the currently authorized stock buyback program, including $33.3 million, excluding commissions of $0.1 million, already purchased through May 7, 2010;

•	Scheduled payments of $10.1 million pursuant to the QSCC and SSG co-op agreements;
•	Severance payments of approximately $3.0 million related to our facilities relocation and corporate restructuring accruals; and
•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Working Capital

Working capital, which equals current assets less current liabilities, was $394.3 million at April 4, 2010, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.9:1. Working capital at April 4, 2010 decreased $9.5 million from $403.8 million at January 3, 2010, primarily due to $80.8 million in repurchases of common stock which was mostly offset by decreases in accounts payable of $25.8 million, accrued incentive compensation of $23.3 million and accrued interest of $11.9 million as discussed above.

Long-term Debt

There were no material changes to the terms of any debt obligations since January 3, 2010, as discussed in our Form 10-K.

However, in order to enhance our financial flexibility and to take advantage of the favorable credit and interest rate environments, on May 3, 2010, Wendy’s/Arby’s Restaurants announced that it has commenced the marketing of a new $650 million senior secured credit facility (the “New Senior Secured Credit Facility”).   The proposed New Senior Secured Credit Facility is expected to be comprised of a $150 million revolving credit facility, which would mature in 2015, and a $500 million term loan, which would mature in 2017.  Wendy’s/Arby’s Restaurants expects to use the proceeds (i) to refinance its existing senior secured credit facility, (ii) to redeem $200 million aggregate principal amount of Wendy’s 6.25% Senior Notes due 2011 and (iii) for general corporate purposes, including payment of financing costs and other expenses in connection with the transaction.   The closing of the New Senior Secured Credit Facility is subject to successful marketing and other conditions.  Therefore, there can be no assurance that Wendy’s/Arby’s Restaurants will be able to complete the refinancing.

Debt Covenants

The Credit Agreement contains financial covenants that, among other things, require Wendy’s and ARG and their subsidiaries to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.  We were in compliance with all the covenants of the Credit Agreement as of April 4, 2010 and we expect to remain in compliance with all of these covenants for the next twelve months or, if sooner, until the new credit agreement described above is executed. As of April 4, 2010, there was $198.3 million available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement which includes the net proceeds, as defined, from the 10% Senior Notes less any dividends paid since their issuance.

The indentures that govern Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of April 4, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of April 4, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Contractual Obligations

In our 2009 Form 10-K, we disclosed our contractual obligations. As of April 4, 2010, there have been no material changes to those contractual obligations outside of the ordinary course of business except for the formation of the SSG cooperative requiring payments of approximately $4.9 million for initial operations as discussed in “Introduction and Executive Overview – Related Party Transaction.”

Credit Ratings

Wendy’s/Arby’s Group, Inc. and its subsidiaries with specific debt issuances (Wendy’s/Arby’s Restaurants and Wendy’s) are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).  In our 2009 Form 10-K, we disclosed the credit ratings assigned by S&P and Moody's in June 2009.

S&P and Moody’s have assigned the following credit ratings in May 2010 which would become effective upon the closing of the New Senior Secured Credit Facility.

	S&P	Moody's
Corporate family/corporate credit
Entity	Wendy’s/Arby’s Group, Inc.	Wendy’s/Arby’s Restaurants
Wendy's/Arby's Restaurants
Rating	B+	B2
Outlook	Negative	Stable

Wendy’s/Arby’s Restaurants 10% Senior Notes	B+	B3

Wendy’s/Arby’s Restaurants New Senior Secured Credit Facility	BB	Ba2

Wendy’s 6.20% Senior Notes and 7% Debentures	B-	Caa1

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

Dividends

On March 15, 2010, we paid quarterly cash dividends of $0.015 per share on our Common Stock, aggregating $6.7 million.  On May 10, 2010 we declared dividends of $0.015 per share to be paid on June 15, 2010 to shareholders of record as of June 1, 2010.  If we pay regular quarterly cash dividends for the remainder of 2010 at the same rate as declared in our 2010 second quarter, our total cash requirement for dividends for the remainder of 2010 would be approximately $19.3 million based on the number of shares of our Common Stock outstanding at May 7, 2010. We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

As of January 3, 2010, our Board of Directors had previously authorized the repurchase of up to a total of $125.0 million of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. On January 27, 2010 and March 22, 2010, our Board of Directors authorized the repurchase of up to an additional $75.0 million and $50.0 million, respectively, of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. As of April 4, 2010, we had repurchased 33.7 million shares with an aggregate purchase price of $156.9 million, excluding commissions of $0.7 million, including $3.8 million of repurchases that were not settled until after April 4, 2010. Since that date and through May 7, 2010, we repurchased an additional 6.3 million shares for an aggregate purchase price of $33.3 million, excluding commissions of $0.1 million, excluding the repurchases that were not settled until after April 4, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This “Quantitative and Qualitative Disclosures about Market Risk” has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”). Certain statements we make under this Item 3 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the fair value of our investments and foreign currency fluctuations primarily related to the Canadian dollar. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Wendy’s/Arby’s has not experienced any material changes since January 3, 2010, as discussed in our Form 10-K, to its commodity price, equity market, foreign currency and credit risks.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of April 4, 2010 our long-term debt, including current portion and excluding the effect of interest rate swaps discussed below, aggregated $1,517.2 million and consisted of $1,054.5 million of fixed-rate debt, $250.8 million of variable-rate debt, and $211.9 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of $250.8 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2012 (the “Credit Agreement”). The term loan borrowings under the Credit Agreement and amounts borrowed under the revolving credit facility included in the Credit Agreement bear interest at the borrowers’ option at either (1) LIBOR (0.29% at April 2, 2010) of not less than 2.75% plus an interest rate margin of 4.5% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus an interest rate margin of 3.5%. We continued to choose the Base Rate option during 2010 which, as of April 4, 2010, resulted in a 7.25% interest rate. Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 and the first quarter of 2010 with notional amounts totaling $361.0 million and $39.0 million, respectively, that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges.  At April 4, 2010, the fair value of our Interest Rate Swaps was $3.6 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Overall Market Risk

Our overall market risk as of April 4, 2010 includes cash equivalents, certain cost investments and our equity investment in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons, Inc. As of April 4, 2010, these investments were classified in our unaudited condensed consolidated balance sheet as follows (in millions):

Cash equivalents included in “Cash and cash equivalents”	$35.1
Restricted cash equivalents:
Current included in “Prepaid expenses and other current assets”	1.1
Non-current included in “Deferred costs and other assets”	5.9
Investment related receivable included in “Accounts and notes receivable”	0.1
Equity investment	100.7
Cost investments	9.3
$152.2

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $7.0 million of which was restricted as of April 4, 2010.

At April 4, 2010 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)	Amount	Percent
Cash equivalents	$35.1	$35.1	$35.1	23%
Current and non-current restricted cash equivalents	7.0	7.0	7.0	5%
Investment related receivables	0.1	0.1	0.1	-
Other non-current investments accounted for at:
Equity (b)	90.4	100.7	100.7	66%
Cost	9.3	11.6	9.3	6%
	$141.9	$154.5	$152.2	100%
______________________
(a)	There can be no assurance that we would be able to realize these amounts.
(b)	The company believes that the fair value of our equity interest in TimWen is at least equal to its carrying value as there have been no indications of its impairment.

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

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at April 4, 2010 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of April 4, 2010, we did not hold any market-risk sensitive instruments which were entered into for trading purposes. As such, the table below reflects the risk for those financial instruments entered into as of April 4, 2010 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$35.1	$-	$-	$-
Current and non-current restricted cash equivalents	7.0	-	-	-
Equity investment	100.7	-	(10.1)	(10.1)
Cost investments	9.3	(0.1)	(0.8)	-
Deerfield Capital Corp. notes receivable	25.8	(0.3)	-	-
Interest Rate Swaps	3.6	(14.6)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(250.8)	(4.7)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(1,054.5)	(53.3)	-	-

The sensitivity analysis of financial instruments held at April 4, 2010 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at April 4, 2010 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

Our cash equivalents and restricted cash equivalents included $42.1 million as of April 4, 2010 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of April 4, 2010, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $1,054.5 million of fixed-rate debt and not on our financial position or our results of operations. However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt.  The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $400.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements increase.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $250.8 million of variable-rate long-term debt outstanding as of April 4, 2010. Our variable-rate long-term debt outstanding as of April 4, 2010 had a weighted average remaining maturity of approximately two years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 4, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, Wendy’s/Arby’s Group, Inc. completed the implementation of a new human resources and payroll system for Wendy’s/Arby’s Group, Inc. and its subsidiaries. This final phase of integration activities substantially completes the integration of systems utilized by Wendy’s into those of Wendy’s/Arby’s Group, Inc. and its subsidiaries following our merger with Wendy’s which occurred on September 29, 2008. These newly implemented systems provide certain information which was included in our financial statements for this Quarterly Report on Form 10-Q.

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

Part II.                 OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; compliance with covenants contained in agreements governing our indebtedness, adequacy of capital resources and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s and Arby’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	development costs, including real estate and construction costs;

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6.1 million as of April 4, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Changes in governmental regulation may hurt our ability to open new restaurants or otherwise hurt our existing and future operations and results.

Each Wendy’s and Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that we and/or our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings” of our Form 10-K, one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005.  Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our businesses.

Recent Federal legislation regarding changes in government-mandated health benefits are also anticipated to increase our costs and the costs of our franchisees.  Because of the absence of implementing regulations, we currently cannot predict the timing or amount of those cost increases, or whether they will be material to our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first fiscal quarter of 2010:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
January 4, 2010 through February 7, 2010	12,654	$4.64	9,140,800	$79,823,549
February 8, 2010 through March 7, 2010	---	---	---	$79,823,549
March 8, 2010 through April 4, 2010	---	---	7,614,000	$93,113,895
Total	12,654	$4.64	16,754,800	$93,113,895

(1)
Includes 12,654 shares reacquired by the Company from holders of restricted stock awards to satisfy tax withholding requirements. The shares were valued at the closing price of our Common Stock on the date of activity.

(2)
On January 27, 2010 and March 22, 2010, our Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $75.0 million and $50.0 million, respectively, of our Common Stock.

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

4.1	Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as trustee.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
____________________
*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: May 13, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 13, 2010	By: /s/ Steven B. Graham
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

4.1	Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as trustee.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
_______________________
*	Filed herewith.