Form 10-Q
period 2010-07-04
WENDY'S/ARBY'S GROUP, INC.
filed 2010-08-12
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [X]          Accelerated filer [  ]       Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

There were 418,277,163 shares of the registrant’s Common Stock outstanding as of August 6, 2010.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 4,	January 3,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$508,380	$591,719
Accounts and notes receivable	96,625	88,004
Inventories	22,401	23,024
Prepaid expenses and other current assets	51,565	29,212
Deferred income tax benefit	66,556	66,557
Advertising funds restricted assets	83,550	80,476
Total current assets	829,077	878,992
Notes receivable	7,871	39,295
Investments	104,056	107,020
Properties	1,567,964	1,619,248
Goodwill	880,729	881,019
Other intangible assets	1,376,658	1,392,883
Deferred costs and other assets	73,345	56,959
Total assets	$4,839,700	$4,975,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,002	$22,127
Accounts payable	79,246	103,454
Accrued expenses and other current liabilities	256,795	269,090
Advertising funds restricted liabilities	83,550	80,476
Total current liabilities	437,593	475,147
Long-term debt	1,556,623	1,500,784
Deferred income	31,373	13,195
Deferred income taxes	469,997	475,538
Other liabilities	175,630	174,413
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,766,425	2,761,433
Accumulated deficit	(386,171)	(380,480)
Common stock held in treasury, at cost	(251,601)	(85,971)
Accumulated other comprehensive loss	(7,211)	(5,685)
Total stockholders’ equity	2,168,484	2,336,339
Total liabilities and stockholders’ equity	$4,839,700	$4,975,416

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Sales	$782,683	$816,195	$1,530,880	$1,589,438
Franchise revenues	94,338	96,492	183,588	187,233
	877,021	912,687	1,714,468	1,776,671
Costs and expenses:
Cost of sales	659,084	686,462	1,300,506	1,362,404
General and administrative	97,512	112,746	207,994	222,624
Depreciation and amortization	44,944	44,687	91,270	96,349
Impairment of long-lived assets	2,414	8,700	14,015	15,580
Facilities relocation and corporate restructuring	-	3,013	-	7,174
Other operating expense, net	404	572	1,687	2,099
	804,358	856,180	1,615,472	1,706,230
Operating profit	72,663	56,507	98,996	70,441
Interest expense	(34,389)	(31,065)	(70,667)	(53,214)
Loss on early extinguishment of debt	(26,197)	-	(26,197)	-
Investment income (expense), net	5,049	(2,793)	5,179	(4,587)
Other than temporary losses on investments	-	(789)	-	(3,916)
Other income (expense), net	1,428	1,581	2,706	(1,016)
Income before income taxes	18,554	23,441	10,017	7,708
Provision for income taxes	(7,812)	(8,549)	(2,675)	(3,740)
Net income	$10,742	$14,892	$7,342	$3,968

Basic and diluted income per share	$.03	$.03	$.02	$.01

Dividends per share	$.015	$.015	$.03	$.03

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 4,	June 28,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$7,342	$3,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,270	96,349
Net receipt of deferred vendor incentive	19,676	19,532
Impairment of long-lived assets	14,015	15,580
Accretion of long-term debt	11,015	4,840
Write off and amortization of deferred financing costs	8,846	11,824
Share-based compensation provision	6,651	7,760
Distributions received from joint venture	5,793	7,106
Non-cash rent expense	4,945	6,919
Provision for doubtful accounts	3,576	2,626
Operating investment adjustments, net (see below)	(5,122)	2,605
Equity in earnings of joint venture	(4,480)	(3,643)
Deferred income tax benefit, net	(4,053)	(710)
Other, net	36	(8,228)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(7,016)	747
Inventories	616	324
Prepaid expenses and other current assets	(7,462)	(11,646)
Accounts payable	(14,006)	(42,629)
Accrued expenses and other current liabilities	(29,433)	33,070
Net cash provided by operating activities	102,209	146,394
Cash flows from investing activities:
Capital expenditures	(52,730)	(40,015)
Proceeds from dispositions	4,111	7,680
Investment activities, net (see below)	32,187	36,911
Other, net	67	1,166
Net cash (used in) provided by investing activities	(16,365)	5,742
Cash flows from financing activities:
Proceeds from long-term debt	497,661	553,776
Repayments of long-term debt	(466,362)	(138,402)
Deferred financing costs	(14,375)	(29,613)
Repurchases of common stock	(173,537)	-
Dividends paid	(12,989)	(14,073)
Other, net	681	1,384
Net cash (used in) provided by financing activities	(168,921)	373,072
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(83,077)	525,208
Effect of exchange rate changes on cash	(262)	703
Net (decrease) increase in cash and cash equivalents	(83,339)	525,911
Cash and cash equivalents at beginning of period	591,719	90,090
Cash and cash equivalents at end of period	$508,380	$616,001

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Six Months Ended
	July 4,	June 28,
	2010	2009
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Income on collection of DFR Notes	$(4,909)	$-
Other than temporary losses on investments	-	3,916
Other, net	(213)	(1,311)
	$(5,122)	$2,605
Investment activities, net:
Proceeds from sales of available-for-sale securities, securities sold short, and distributions from other investments	$1,435	$29,663
Decrease in restricted cash held for investment	-	26,515
Proceeds from repayment of DFR Notes	30,752	-
Cost of available-for-sale securities, other investments purchased, and payments to cover short positions in securities	-	(19,267)
	$32,187	$36,911
Supplemental cash flow information:
Cash paid during the period for:
Interest	$67,665	$44,459
Income taxes, net of refunds	$10,845	$4,427
Supplemental non-cash investing and financing activities:
Total capital expenditures	$56,337	$44,196
Cash capital expenditures	(52,730)	(40,015)
Non-cash capitalized lease and certain sales-leaseback obligations	$3,607	$4,181

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of July 4, 2010 and results of our operations for the three months and six months ended July 4, 2010 and June 28, 2009 and our cash flows for the six months ended July 4, 2010 and June 28, 2009. The results of operations for the three months and six months ended July 4, 2010 are not necessarily indicative of the results to be expected for the full 2010 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 2009 fiscal year consisted of 53 weeks with our fiscal fourth quarter containing 14 weeks. All three month and six month periods presented contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)    Dispositions

Restaurant dispositions during the six months ended July 4, 2010 were not significant.

During the first half of 2009, the Company received proceeds from dispositions of $7,680 consisting of $3,384 from the sale of 10 Wendy’s International, Inc. (“Wendy’s”) units to a franchisee and $4,296 related to other dispositions. These sales resulted in a net gain of $304 which is included as an offset to “Depreciation and amortization.”

(3)    DFR Notes

On June 9, 2010, pursuant to a March 2010 agreement between the Company and Deerfield Capital Corp. (“DFR”), we received cash proceeds of $31,330, including interest, in consideration for the repayment and cancellation of the series A senior notes (the “DFR Notes”) we received in December 2007 in connection with the sale of Deerfield & Company (the “Deerfield Sale”) to DFR.  Additional information on the DFR Notes and the Deerfield Sale is discussed in our Form 10-K. The proceeds represented 64.1% of the $47,986 aggregate principal amount of the DFR Notes.

During the fourth quarter of 2008, we recognized an allowance for collectability of $21,227 to reduce the then carrying amount of the notes to $24,983. As a result, we recognized income of $4,909 during the three months and six months ended July 4, 2010, as the repayment proceeds exceeded the carrying value of the DFR Notes.  This gain is included in “Investment income (expense), net.”

(4)   Long-Term Debt

Long-term debt consisted of the following:

	July 4, 2010	January 3, 2010

10% Senior Notes, due 2016	$552,500	$551,779
Term Loan, due 2017	497,514	-
Senior secured term loan	-	251,488
6.20% senior notes, due in 2014	215,151	204,303
6.25% senior notes	-	193,618
Sale-leaseback obligations due through 2029	123,579	125,176
Capitalized lease obligations due through 2036	87,840	89,886
7% Debentures, due in 2025	80,640	80,081
6.54% Secured equipment term loan, due in 2013	13,215	18,901
5% Convertible notes	-	2,100
Other	4,186	5,579
	1,574,625	1,522,911
Less amounts payable within one year	(18,002)	(22,127)
	$1,556,623	$1,500,784

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Credit Agreement

On May 24, 2010, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a direct wholly-owned subsidiary of the Company, entered into a $650,000 Credit Agreement (the “Credit Agreement”), which includes a $500,000 senior secured term loan facility (the “Term Loan”) and a $150,000 senior secured revolving credit facility (the “Credit Facility”).  The Credit Agreement contains provisions for an uncommitted increase of up to $300,000 principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497,500. The $2,500 discount will be accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the date of the Term Loan and as of July 2, 2010, we have elected to use the Eurodollar Rate which resulted in an interest rate of 5.00% as of July 4, 2010.

Wendy’s/Arby’s Restaurants incurred approximately $16,353 in costs (of which $1,978 is unpaid as of July 4, 2010) related to the Credit Agreement, which will be amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253,849 of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds are expected to be used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26,197 in the second quarter of 2010 related to the use of proceeds from the Term Loan. This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.  Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of July 4, 2010.

Interest Rate Swaps

In connection with the redemption of the Wendy’s 6.25% senior notes discussed above, we cancelled four interest rate swaps with notional amounts totaling $175,000 that had swapped their fixed rate interest rates for floating interest rates. We recognized a gain on the cancellation of $1,875 in the second quarter of 2010 which is included in “Interest expense.”

Convertible Notes

On June 17, 2010, we repurchased the remaining 5% convertible notes (the “Convertible Notes”) for $2,109, including accrued interest. The Convertible Notes were repurchased at a price of 100% of their principal amount plus accrued interest.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

 (5)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	July 4, 2010
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$508,380	$508,380
Restricted cash equivalents (a):
Current included in “Prepaid expenses and other current assets”	1,013	1,013
Non-current included in “Deferred costs and other assets”	5,896	5,896
Non-current cost investments (b)	8,485	10,388
Interest rate swaps (c)	9,238	9,238
Financial liabilities:
Long-term debt, including current portion:
10% Senior Notes (d)	$552,500	$589,295
Term Loan (d)	497,514	499,500
6.20% senior notes (d)	215,151	230,625
Sale-leaseback obligations (e)	123,579	131,839
Capitalized lease obligations (e)	87,840	93,136
7% Debentures (d)	80,640	82,500
6.54% Secured equipment term loan (e)	13,215	13,520
Other	4,186	4,269
Total long-term debt, including current portion	$1,574,625	$1,644,684
Guarantees of:
Lease obligations for restaurants not operated by the Company (f)	$402	$402
Wendy’s franchisee loans obligations (g)	$1,060	$1,060

(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

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

(c)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(d)	The fair values were based on quoted market prices.

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(f)
The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represented the fair value of these lease obligations.  We have accrued liabilities for these lease obligations based on a weighted average risk percentage.

(g)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts, notes receivable and non-current notes receivable (included in “Deferred costs and other assets”) approximated fair value due to the effect of related allowances for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses approximated fair value due to the short-term maturities of those items.

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

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of July 4, 2010 by the valuation hierarchy as defined in the fair value guidance:

	July 4,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest rate swaps (included in “Deferred costs and other assets”)	$9,238	$-	$9,238	$-

(6)	Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$1,672	$5,902	$12,361	$11,796
Intangible assets	260	371	1,172	938
	1,932	6,273	13,533	12,734

Wendy’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	75	251	75	670
Intangible assets	407	-	407	-
	482	251	482	670

Corporate - aircraft	-	2,176	-	2,176
Total impairment of long-lived assets	$2,414	$8,700	$14,015	$15,580

The Arby’s Restaurant Group, Inc. (“Arby’s”) Company-owned restaurant segment impairment losses in each period predominantly reflected impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in a prior period which did not subsequently recover. For the three months and six months ended June 28, 2009, Arby’s impairment losses also included reductions in the carrying value of certain surplus properties. The Wendy’s restaurant segment impairment losses for the three months and six months ended July 4, 2010 and June 28, 2009 reflected (1) write-downs in the carrying value of certain surplus properties and properties held for sale and (2) write-downs in the carrying value of options to purchase property.

The Corporate impairment loss reflected the reduction of our carrying value of one of our corporate aircraft to its net realizable value based on the sale of this aircraft in July 2009.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values of impaired assets discussed above for the Arby’s and Wendy’s restaurant segments were generally estimated based on the present values of the associated cash flows and on the market value with respect to land (Level 3 inputs).   There is no remaining carrying value of the properties and intangible assets which were measured at fair value as of July 4, 2010 and April 4, 2010.

(7)	Facilities Relocation and Corporate Restructuring

The Company incurred corporate restructuring charges in 2009, primarily related to severance as a result of the merger with Wendy’s (the “Wendy’s Merger”).  Such restructuring accrual, which is included in “Accrued expenses and other liabilities,” was $1,498 at July 4, 2010 and $5,630 at January 3, 2010. The reduction in this accrual during the six months ended July 4, 2010 reflects total payments of $4,168 partially offset by net adjustments of $36. We do not expect to incur any additional corporate restructuring charges with respect to the Wendy’s Merger.

(8)	Investment in Joint Venture with Tim Hortons Inc.

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

Presented below is an unaudited summary of activity related to our portion of TimWen included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	Six Months Ended
	July 4, 2010	June 28, 2009
Balance at beginning of period	$97,476	$89,771

Equity in earnings for the period	5,913	4,958
Amortization of purchase price adjustments	(1,433)	(1,315)
	4,480	3,643

Distributions	(5,793)	(7,106)
Currency translation adjustment included in “Comprehensive income”	(592)	5,255
Balance at end of period (a)	$95,571	$91,563
______________________
(a)	Included in “Investments.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is a summary of unaudited financial information of TimWen as of and for the six months ended July 4, 2010 and June 28, 2009, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	July 4, 2010	June 28, 2009
	(Canadian)	(Canadian)
Balance sheet information:
Properties	C$ 80,988	C$ 85,232
Cash and cash equivalents	1,244	701
Accounts receivable	4,258	4,784
Other	3,621	2,310
	C$ 90,111	C$ 93,027

Accounts payable and accrued liabilities	C$ 1,218	C$ 1,774
Other liabilities	8,926	10,896
Partners’ equity	79,967	80,357
	C$ 90,111	C$ 93,027

Six Months Ended
	July 4, 2010	June 28, 2009
	(Canadian)	(Canadian)
Income statement information:
Revenues	C$ 18,619	C$ 18,762
Income before income taxes and net income	12,014	11,935

(9)	Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the six months ended June 28, 2009, we recorded other than temporary losses of $3,916 attributable primarily to the decline in fair value of three of our investments.

(10)	Income Taxes

The effective tax rate for the three months ended July 4, 2010 and June 28, 2009 was 42.1% and 36.5%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) changes in our estimated full year tax rates, (2) state income taxes, net of federal income tax benefit, (3) non-deductible expenses, and (4) tax credits.

The effective tax rate for the six months ended July 4, 2010 and June 28, 2009 was 26.7% and 48.5%, respectively. The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) a reduction in our state valuation allowances in 2010, (4) adjustments to our uncertain tax positions, and (5) tax credits.

For the six months ended July 4, 2010 and June 28, 2009, we increased our unrecognized tax benefits for prior periods by $2,921 and $1,184, respectively.  Additionally, we increased interest on unrecognized tax benefits for these periods by $1,201 and $773, respectively.  There were no other significant changes to unrecognized tax benefits and related interest and penalties in the six months ended July 4, 2010 and June 28, 2009.

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

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 31, 2006 through September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns and some of our state income tax returns are currently under examination. Certain of these

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

states have issued notices of proposed tax assessments aggregating $3,372. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(11)	Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding.

Diluted income per share for the three months and six months ended July 4, 2010 and June 28, 2009 has been computed by dividing net income by the weighted average number of shares plus the potential common share effect of dilutive stock options and non-vested restricted common shares, both computed using the treasury stock method. For the three months and six months ended July 4, 2010, we excluded 15,796 and 16,048, respectively, of potential common shares from our diluted per share calculation as they would have had anti-dilutive effects. For the three months and six months ended  June 28, 2009, we excluded 24,178 and 20,648, respectively, of potential common shares from our diluted per share calculation as they would have had anti-dilutive effects.

As of July 4, 2010, our potential common shares consisted of (1) outstanding stock options which can be exercised into 22,295 shares of our Common Stock and (2) 1,412 unvested restricted shares of our Common Stock.

The weighted average number of shares used to calculate basic and diluted income per share are as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Common Stock:
Basic shares - weighted average
shares outstanding	425,594	469,614	434,460	469,425
Dilutive effect of stock options
and restricted shares	973	1,539	1,068	2,074
Diluted shares	426,567	471,153	435,528	471,499

(12)	Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	July 4,	June 28,
	2010	2009

Balance, beginning of year	$2,336,339	$2,383,445
Comprehensive income (a)	5,816	23,280
Dividends paid	(12,989)	(14,073)
Share-based compensation expense	6,651	7,760
Repurchases of common stock for treasury	(167,744)	-
Other	411	1,410
Balance, end of period	$2,168,484	$2,401,822

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a) The following is a summary of the components of comprehensive income, net of income taxes:

	Six Months Ended
	July 4,	June 28,
	2010	2009

Net income	$7,342	$3,968
Net change in currency translation adjustment	(1,562)	19,438
Net unrealized losses on available-for-sale securities	(59)	(126)
Net unrecognized pension loss	95	-
Other comprehensive (loss) income	(1,526)	19,312
Comprehensive income	$5,816	$23,280

(13)	Business Segments

We manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

In the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments for certain corporate support services based upon budgeted segment revenues. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants established a shared service center in Atlanta and allocated all its operating costs to the restaurant segments based also on budgeted segment revenues.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of our segment information:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues:
Sales (1):
Wendy's	$532,411	$539,123	$1,045,158	$1,046,126
Arby's	250,272	277,072	485,722	543,312
Total	782,683	816,195	1,530,880	1,589,438
Franchise revenues:
Wendy's	75,023	76,055	146,990	147,293
Arby's	19,315	20,437	36,598	39,940
Total	94,338	96,492	183,588	187,233
Total revenues:
Wendy's	607,434	615,178	1,192,148	1,193,419
Arby's	269,587	297,509	522,320	583,252
Total	$877,021	$912,687	$1,714,468	$1,776,671

Depreciation and amortization:
Wendy's	$27,861	$28,608	$56,656	$65,295
Arby's	13,563	13,621	27,457	28,138
Corporate	3,520	2,458	7,157	2,916
Total	$44,944	$44,687	$91,270	$96,349

Impairment of long-lived assets:
Wendy's	$482	$251	$482	$670
Arby's	1,932	6,273	13,533	12,734
Corporate	-	2,176	-	2,176
Total	$2,414	$8,700	$14,015	$15,580

Segment operating profit (loss):
Wendy's	$72,128	$65,499	$124,528	$85,524
Arby's	6,013	6,959	(14,962)	4,912
Corporate	(5,478)	(15,951)	(10,570)	(19,995)
Total	72,663	56,507	98,996	70,441

Unallocated items:
Interest expense	(34,389)	(31,065)	(70,667)	(53,214)
Loss on early extinguishment of debt	(26,197)	-	(26,197)	-
Investment income (expense), net	5,049	(2,793)	5,179	(4,587)
Other than temporary losses on investments	-	(789)	-	(3,916)
Other income (expense), net	1,428	1,581	2,706	(1,016)
Income before income taxes	18,554	23,441	10,017	7,708
Provision for income taxes	(7,812)	(8,549)	(2,675)	(3,740)
Net income	$10,742	$14,892	$7,342	$3,968

Cash capital expenditures:			Six Months Ended July 4, 2010	Six Months Ended June 28, 2009
Wendy's			$29,699	$16,585
Arby's			15,114	15,861
Corporate (2)			7,917	7,569
Total			$52,730	$40,015
_______________
(1) Sales includes sales of bakery items and kids’ meal promotion items sold to franchisees.
(2) The corporate capital expenditures are primarily related to our shared services center.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

There have been no material changes in total assets by segment since January 3, 2010.

(14)	Transactions with Related Parties

Wendy’s/Arby’s has entered into the following new or revised transactions with related parties since those reported in our Form 10-K:

Services Agreement

Wendy’s/Arby’s and the management company formed by certain former executives and a director, (the “Management Company”), entered into a services agreement (the “Services Agreement”) which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the Services Agreement, the Management Company will assist us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. During the second quarter of 2010, in addition to the regular quarterly fee to the Management Company, we paid the Management Company $2,465 in fees for corporate finance advisory services in connection with the negotiation and execution of the Credit Agreement.

Sublease of New York Office Space

In July 2007, the Company entered into an agreement under which the Management Company is subleasing the office space on one of the floors of the Company’s former New York headquarters.   During the second quarter of 2010, the Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was cancelled in exchange for a reduction in rent.  Under the terms of the amended sublease, the sublease is not cancelable prior to the expiration of the prime lease and the Management Company pays rent to the Company in an amount that covers substantially all of the Company’s rent obligations under the prime lease for such space.

Aircraft Agreement

On June 10, 2009, the Company entered into a lease of one of its corporate aircraft to TASCO LLC, an affiliate of the Management Company.  On June 24, 2010, the Company and TASCO LLC entered into an agreement to renew the lease for an additional one year period (expiring June 30, 2011) on the same terms and conditions as the expiring lease.

Strategic Sourcing Group Agreement

On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”). The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to the SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4,900 of expenses of the SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period.  The SSG is exploring various alternatives for its sources of funding for future operations. Effective April 5, 2010, the SSG leased 2,300 square feet of office space from Arby’s until December 31, 2016 unless terminated earlier for an annual base rental of $51.

(15)	Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6,073 as of July 4, 2010.  The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(16)          Accounting Standards

Accounting Standards Adopted During 2010

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

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2010, the FASB issued amendments to the existing financing receivables guidance which increases disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The purpose of these amendments is to provide financial statement users with greater transparency about the entities’ allowance for credit losses and the credit quality of its financing receivables.  The guidance is effective commencing with our annual report on Form 10-K for the fiscal year ending January 2, 2011. The adoption of this standard is not expected to have an effect on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).  There have been no significant changes as of July 4, 2010 to the application of our critical accounting policies as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

Wendy’s/Arby’s is the parent company of its wholly-owned subsidiary holding company Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”). Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  References in this Form 10-Q to restaurants that we “own” or that are “company-owned” include owned and leased restaurants that we operate through our subsidiaries.  As of July 4, 2010, the Wendy’s restaurant system was comprised of 6,546 restaurants, of which 1,391 were owned and operated by the Company. As of July 4, 2010, the Arby’s restaurant system was comprised of 3,685 restaurants, of which 1,152 were owned and operated by the Company. The 2,543 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Wendy’s and Arby’s revenues and operating results have been impacted by a number of factors, including declining sales and traffic trends in the restaurant industry, high unemployment, negative general economic trends and intense price competition.

We remain committed to investing in long-term growth opportunities for our brands. Our Wendy’s initiatives include (1) our breakfast program, (2) our remodeling program, and (3) a comprehensive pricing initiative that should further improve sales and margins. Our Arby’s initiatives, which are being led by our new brand President, include (1) our value strategy, which includes our everyday affordability proposition, (2) our remodeling program, and (3) the ongoing validation of our brand positioning.  In addition, we are aggressively pursuing international development opportunities for both brands.

As of July 4, 2010, there were approximately 310 Arby’s franchised restaurants with amounts payable to our subsidiary ARG for royalties, rent and/or other fees that were at least 60 days past due. The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 16 in the number of franchised restaurants for fiscal 2009 and for the six months ended July 4, 2010, respectively.  During those periods 74 and 50 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow, as a result of the deteriorating financial condition of some of our franchisees. Franchisees’ financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of national and local advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, had previously entered into a revolving loan agreement with ARG pursuant to which ARG provides revolving loans up to $11.0 million.  As of July 4, 2010, the outstanding balance under this agreement was $9.0 million and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

Restaurant business revenues for 2010 first half include: (1) $1,480.9 million of sales from Company-owned restaurants, (2) $50.0 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $170.8 million of royalty income from franchisees and (4) $12.8 million of other franchise-related revenue and other revenues. All of our Wendy’s and most of our Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the six months ended July 4, 2010.

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

We define restaurant margin as sales from Company-owned restaurants less cost of sales divided by sales from Company-owned restaurants. Cost of sales includes food and paper, restaurant labor, and occupancy, advertising and other operating costs.  Sales and cost of sales exclude amounts related to bakery items and kids’ meal promotion items sold to franchisees.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

DFR Notes

On June 9, 2010, pursuant to a March 2010 agreement between the Company and Deerfield Capital Corp. (“DFR”), we received cash proceeds of $31.3 million, including interest, in consideration for the repayment and cancellation of the series A senior notes (the “DFR Notes”) we received in December 2007 in connection with the sale of Deerfield & Company (the “Deerfield Sale”) to DFR.  Additional information on the DFR Notes and the Deerfield Sale is discussed in our Form 10-K. The proceeds represented 64.1% of the $48.0 million aggregate principal amount of the DFR Notes.

During the fourth quarter of 2008, we recognized an allowance for collectability of $21.2 million to reduce the then carrying amount of the notes to $25.0 million. As a result, we recognized income of $4.9 million during the three months and six months ended July 4, 2010, as the repayment proceeds exceeded the carrying value of the DFR Notes.  This gain is included in “Investment income (expense), net.”

Credit Agreement

As further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement,” below, on May 24, 2010, Wendy’s/Arby’s Restaurants, a direct wholly-owned subsidiary of the Company, entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility (the “Term Loan”) and a $150.0 million senior secured revolving credit facility (the “Credit Facility”).

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 related to the use of proceeds from the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

Related Party Transactions

Wendy’s/Arby’s has entered into the following new or revised transactions with related parties since those reported in our Form 10-K:

Services Agreement

Wendy’s/Arby’s and the management company formed by certain former executives and a director, (the “Management Company”), entered into a services agreement (the “Services Agreement”) which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the Services Agreement, the Management Company will assist us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. During the second quarter of 2010, in addition to the regular quarterly fee to the Management Company, we paid the Management Company $2.5 million in fees for corporate finance advisory services in connection with the negotiation and execution of the Credit Agreement.

Sublease of New York Office Space

In July 2007, the Company entered into an agreement under which the Management Company is subleasing the office space on one of the floors of the Company’s former New York headquarters.  During the second quarter of 2010, the Company and the Management

Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was cancelled in exchange for a reduction in rent.  Under the terms of the amended sublease, the sublease is not cancelable prior to the expiration of the prime lease and the Management Company pays rent to the Company in an amount that covers substantially all of the Company’s rent obligations under the prime lease for such space.

Aircraft Agreement

On June 10, 2009, the Company entered into a lease of one of its corporate aircraft to TASCO LLC, an affiliate of the Management Company.  On June 24, 2010, the Company and TASCO LLC entered into an agreement to renew the lease for an additional one year period (expiring June 30, 2011) on the same terms and conditions as the expiring lease.

Strategic Sourcing Group Agreement

On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”). The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to the SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4.9 million of expenses of the SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period.  The SSG is exploring various alternatives for its sources of funding for future operations. Effective April 5, 2010, the SSG leased 2,300 square feet of office space from Arby’s until December 31, 2016 unless terminated earlier for an annual base rental of less than $0.1 million.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  Our 2009 fiscal year contained 53 weeks with the fiscal fourth quarter containing 14 weeks. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.  Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

Three Months Ended July 4, 2010 Compared with Three Months Ended June 28, 2009

	Three Months Ended
	July 4,	June 28,	$	%
	2010	2009	Change	Change
	(In Millions)
Revenues:
Sales	$782.7	$816.2	$(33.5)	(4.1)%
Franchise revenues	94.3	96.5	(2.2)	(2.3)
	877.0	912.7	(35.7)	(3.9)
Costs and expenses:
Cost of sales	659.1	686.5	(27.4)	(4.0)
General and administrative	97.5	112.7	(15.2)	(13.5)
Depreciation and amortization	44.9	44.7	0.2	0.5
Impairment of long-lived assets	2.4	8.7	(6.3)	(72.4)
Facilities relocation and corporate restructuring	-	3.0	(3.0)	(100.0)
Other operating expense, net	0.4	0.6	(0.2)	(33.3)
	804.3	856.2	(51.9)	(6.1)
Operating profit	72.7	56.5	16.2	28.7
Interest expense	(34.4)	(31.1)	(3.3)	10.6
Loss on early extinguishment of debt	(26.2)	-	(26.2)	100.0
Investment income (expense), net	5.0	(2.8)	7.8	n/m
Other than temporary losses on investments	-	(0.8)	0.8	(100.0)
Other income, net	1.4	1.6	(0.2)	(12.5)
Income before income taxes	18.5	23.4	(4.9)	(20.9)
Provision for income taxes	(7.8)	(8.5)	0.7	(8.2)
Net income	$10.7	$14.9	$(4.2)	(28.2)%

Restaurant statistics:
Wendy’s same-store sales:	Second Quarter 2010	Second Quarter 2009
North America Company-owned restaurants	(2.9)%	(1.2)%
North America franchised restaurants	(1.4)%	(0.1)%
North America system wide	(1.7)%	(0.4)%

Arby’s same-store sales:
North America Company-owned restaurants	(8.8)%	(5.8)%
North America franchised restaurants	(6.7)%	(7.4)%
North America system wide	(7.4)%	(6.9)%

Sales:
Wendy’s	$506.2	$514.7
Arby’s	250.3	277.1
Bakery and kid’s meal promotion items to franchisees	26.2	24.4
Total sales	$782.7	$816.2

Company restaurant margin $
Wendy’s	$83.2	$82.1
Arby’s	33.5	41.3
Consolidated	$116.7	$123.4

Company restaurant margin %
Wendy’s	16.4%	15.9%
Arby’s	13.4%	14.9%
Consolidated	15.4%	15.6%

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at April 4, 2010	1,390	5,150	6,540
Opened	3	14	17
Closed	-	(11)	(11)
Sold to franchisees	(2)	2	-
Restaurant count at July 4, 2010	1,391	5,155	6,546

Arby’s restaurant count:
Restaurant count at April 4, 2010	1,155	2,544	3,699
Opened	-	14	14
Closed	(3)	(25)	(28)
Restaurant count at July 4, 2010	1,152	2,533	3,685
Total Wendy’s/Arby’s restaurant count at July 4, 2010	2,543	7,688	10,231

Sales
Change
(In Millions)

Wendy’s	$(8.5)
Arby’s	(26.8)
Bakery and kids' meal promotion items to franchisees	1.8
$(33.5)

The overall decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales, which were down 2.9% and 8.8%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by (1) the negative economic trends and competitive pressures described above and in our Form 10-K, as well as (2) the negative industry-wide restaurant trends that continued in the 2010 second quarter.  Wendy’s North America Company-owned same-store sales were also negatively impacted by a reduction in national advertising exposure in the second quarter of 2010 as compared to the second quarter of 2009. Wendy’s has reallocated a portion of its 2010 national advertising expenditure to the second half of the year in connection with new product introductions. The negative factors impacting Wendy’s sales were partially offset by the effect of an approximate 1% blended price increase taken in late 2009. Foreign currency translation had a $7.2 million positive impact on Wendy’s second quarter 2010 sales as compared to the 2009 second quarter.  Wendy’s locations sold during or subsequent to the 2009 second quarter generated $2.6 million of sales in that 2009 period. Arby’s North America Company-owned same-store sales were impacted by (1) a decrease of approximately 1.7% due to certain in-store value promotions in the 2009 second quarter which did not recur in the 2010 second quarter and (2) a decrease in advertising expenditures in the 2010 second quarter as compared to the 2009 second quarter. Arby’s has reallocated some of its advertising expenditures to the second half of 2010 in connection with its sales initiatives. Customer transaction volume in Arby’s North America Company-owned stores was virtually unchanged in the 2010 second quarter as compared to the 2009 second quarter, and transaction trends have improved significantly since the end of 2009 primarily as a result of the introduction of Arby’s everyday value strategy.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(1.1)
Arby’s	(1.1)
$(2.2)

The overall decrease in franchise revenues was primarily due to the decline in Wendy’s and Arby’s North America franchised restaurant same-store sales, which were down 1.4% and 6.7%, respectively.  Wendy’s North America franchised restaurant same-store sales were impacted by the same factors described above for Wendy’s Company-owned restaurants, although we believe certain franchised restaurants mitigated some of the decline in same-store sales through greater price increases than those taken by Wendy’s Company-owned restaurants. Arby’s North America franchised restaurant same-store sales were impacted by the same factors described above for Arby’s Company-owned restaurants, although Arby’s North America franchised restaurants offered fewer in-store value promotions during the 2009 second quarter, which lessened the negative impact on franchised restaurant same-store sales for the three months ended July 4, 2010.

Restaurant Margin	Amount	Change

Wendy’s	16.4%	0.5 % points
Arby’s	13.4%	(1.5) % points
Consolidated	15.4%	(0.2) % points

The increase in Wendy’s restaurant margin in the 2010 second quarter as compared to the 2009 second quarter was attributable to (1) a 1.3% point decrease in restaurant labor costs primarily due to a reduction in comparable incentive payments, (2) a 0.6% point benefit from price increases taken in 2009, a portion of which directly offset the increase in commodity costs mentioned below, and (3) the effect of ongoing operational improvements.  These positive impacts on restaurant margin were partially offset by (1) a 0.9% point increase in commodity costs, a portion of which was due to product improvements, and (2) the deleverage effect of the decline in Wendy’s same-store sales for the comparable quarter on controllable costs.  The Arby’s restaurant margin decreased approximately 2.8% points due to the deleverage effect of the decline in Arby’s same-store sales for the comparable quarters without similar reductions in fixed and semi-variable costs.  The decrease in Arby’s restaurant margin was partially offset by a 1.6% point decline in advertising expenditures.  In addition, increases in the cost of commodities were more than offset by changes in our promotional activities in the second quarter of 2010 as compared to the second quarter of 2009.

General and Administrative
Change
(In Millions)

Incentive compensation	$(5.6)
Compensation	(3.4)
Integration costs	(3.4)
Services agreement	(1.4)
Severance	1.6
Other, net	(3.0)
$(15.2)

The decrease in general and administrative expenses was primarily related to: (1) reductions in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (2) reductions in staffing at our shared services center in Atlanta, Georgia, (3) decreases in Wendy’s–related integration costs resulting from the completion of integration efforts in early 2010, and (4) decreases in fees under our related party services agreement that was renegotiated in June 2009.  These decreases were partially offset by severance costs related to the termination of certain senior Arby’s executives.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(0.7)
Arby’s restaurants, primarily properties	(0.1)
General corporate	1.0
$0.2

The increase in depreciation and amortization was primarily related to increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center at the Company’s corporate headquarters in Atlanta, Georgia. On a consolidated basis, this increase was partially offset by a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets.

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, intangibles and surplus properties	$0.2
Arby’s restaurants, primarily properties at underperforming locations	(4.3)
Corporate - aircraft	(2.2)
$(6.3)

The decrease in impairment of long-lived assets was primarily related to a decline in Arby’s Company-owned restaurants impairment losses due to the level of impairment charges taken in prior periods.  The decrease was also impacted by the impairment of one of our corporate aircraft classified as held for sale in the 2009 second quarter which was subsequently sold in July 2009.

Interest Expense
Change
(In Millions)

10% Senior Notes	$14.3
Amortization of deferred financing costs	(6.1)
Wendy’s interest rate swaps	(3.3)
Other	(1.6)
$3.3

The increase in interest expense was principally affected by interest on the $565.0 million principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes issued in June 2009, partially offset by the effect of the 2009 second quarter write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement. In addition, there was a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010. This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the second quarter of 2010.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes as discussed above in “Introduction and Executive Overview – Credit Agreement,” (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s/Arby’s Restaurants prior senior secured term loan as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement.”

Investment Income (Expense), Net
Change
(In Millions)

DFR Notes	$4.9
Early withdrawal fee	5.5
Recognized net gains	(3.0)
Other	0.4
$7.8

The increase in investment income primarily related to (1) the recognition of income on the DFR Notes as discussed above in “Introduction and Executive Overview – DFR Notes,” and (2) an early withdrawal fee incurred in the 2009 second quarter which did not recur in the 2010 second quarter.  These increases were partially offset by net investment gains recognized in the prior year quarter that did not recur in the 2010 second quarter. As of July 4, 2010, our investments include a joint venture investment and certain cost investments.

Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the 2009 second quarter, we recorded other than temporary losses of $0.8 million attributable primarily to the decline in fair value of two of our cost investments. We did not recognize any other than temporary losses on our remaining investments during the 2010 second quarter.

Provision for Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(0.9)
Other	0.2
$(0.7)

Our income taxes were impacted by variations in income before income taxes.

Results of Operations

Six Months Ended July 4, 2010 Compared with Six Months Ended June 28, 2009

	Six Months Ended
	July 4,	June 28,	$	%
	2010	2009	Change	Change
	(In Millions)
Revenues:
Sales	$1,530.9	$1,589.4	$(58.5)	(3.7)%
Franchise revenues	183.6	187.3	(3.7)	(2.0)
	1,714.5	1,776.7	(62.2)	(3.5)
Costs and expenses:
Cost of sales	1,300.5	1,362.4	(61.9)	(4.5)
General and administrative	208.0	222.6	(14.6)	(6.6)
Depreciation and amortization	91.3	96.3	(5.0)	(5.2)
Impairment of long-lived assets	14.0	15.6	(1.6)	(10.3)
Facilities relocation and corporate restructuring	-	7.2	(7.2)	(100.0)
Other operating expense, net	1.7	2.2	(0.5)	(22.7)
	1,615.5	1,706.3	(90.8)	(5.3)
Operating profit	99.0	70.4	28.6	40.6
Interest expense	(70.7)	(53.2)	(17.5)	32.9
Loss on early extinguishment of debt	(26.2)	-	(26.2)	100.0
Investment income (expense), net	5.2	(4.6)	9.8	n/m
Other than temporary losses on investments	-	(3.9)	3.9	(100.0)
Other income (expense), net	2.7	(1.0)	3.7	n/m
Income before income taxes	10.0	7.7	2.3	29.9
Provision for income taxes	(2.7)	(3.7)	1.0	(27.0)
Net income	$7.3	$4.0	$3.3	82.5%

Restaurant statistics:
Wendy’s same-store sales:	First Half 2010	First Half 2009
North America Company-owned restaurants	(1.4)%	(0.5)%
North America franchised restaurants	(0.3)%	0.5%
North America system wide	(0.5)%	0.3%

Arby’s same-store sales:
North America Company-owned restaurants	(10.2)%	(6.9)%
North America franchised restaurants	(8.9)%	(7.8)%
North America system wide	(9.4)%	(7.5)%

Sales:
Wendy’s	$995.2	$997.3
Arby’s	485.7	543.3
Bakery and kids' meal promotion items to franchisees	50.0	48.8
Total sales	$1,530.9	$1,589.4

Company restaurant margin $
Wendy’s	$158.3	$135.8
Arby’s	58.9	79.2
Consolidated	$217.2	$215.0

Company restaurant margin %

Wendy’s	15.9%	13.6%
Arby’s	12.1%	14.6%
Consolidated	14.7%	14.0%

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	3	25	28
Closed	(1)	(22)	(23)
Sold to franchisees	(2)	2	-
Restaurant count at July 4, 2010	1,391	5,155	6,546

Arby’s restaurant count:
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	23	23
Closed	(6)	(50)	(56)
Sold to franchisees	(11)	11	-
Restaurant count at July 4, 2010	1,152	2,533	3,685

Total Wendy’s/Arby’s restaurant count at July 4, 2010	2,543	7,688	10,231

Sales
Change
(In Millions)

Wendy’s	$(2.1)
Arby’s	(57.5)
Bakery and kids' meal promotion items to franchisees	1.1
$(58.5)

The overall decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales which were down 1.4% and 10.2%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by (1) the same negative economic trends and competitive pressures described above and in our Form 10-K and (2) negative industry-wide restaurant trends that continued in the 2010 first half, as well as (3) severe winter weather in February 2010.  The negative factors impacting Wendy’s were offset by (1) an approximate 1% blended price increase taken in late 2009 and (2) a $15.8 million positive impact from foreign currency translation in the first half 2010 sales as compared to first half 2009.  Wendy’s locations sold during or subsequent to the first half 2009 generated $6.1 million of sales in that 2009 period. Arby’s North America Company-owned same-store sales were impacted by the effects of (1) a new product introduction in the 2009 first quarter which did not recur in 2010, (2) a decrease of approximately 0.7% due to certain in-store value promotions in the 2009 first half which did not recur in the 2010 first half, and (3) a decline in advertising expenditures. Arby’s has reallocated some of its advertising expenditures to the second half of 2010 in connection with its sales initiatives. Customer transaction volume in Arby’s North America Company-owned stores was virtually unchanged in the 2010 first half as compared to the 2009 first half and transaction trends have improved significantly since the end of 2009 primarily as a result of the introduction of Arby’s everyday value strategy.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(0.3)
Arby’s	(3.4)
$(3.7)

The overall decrease in franchise revenues for Wendy’s and Arby’s North America franchised restaurants was primarily due to the same factors discussed above for the second quarter 2010.  Arby’s North America franchised restaurants were also disproportionately negatively affected by the absence of national media advertising in the 2010 first quarter as certain franchise markets did not have sufficient local media advertising to offset the absence of national advertising.

Restaurant Margin
	Amount	Change

Wendy’s	15.9%	2.3% points
Arby’s	12.1%	(2.5)% points
Consolidated	14.7%	0.7% points

The restaurant margins for both Wendy’s and Arby’s brands were impacted by the same factors discussed above in “Restaurant Margin” for the 2010 second quarter, as well as the factors discussed above in “Sales.”  Although restaurant margins for the second quarter of 2010 were negatively impacted by the cost of commodities, such costs did not have a material impact on either brand for the 2010 first half.

General and Administrative
Change
(In Millions)

Compensation	$(5.0)
Incentive compensation	(4.7)
Integration costs	(4.2)
Services agreement	(2.8)
Legal fees	(1.4)
SSG co-op agreement	4.9
Severance	3.0
Other, net	(4.4)
$(14.6)

The decrease in general and administrative expenses was primarily related to: (1) reductions in staffing at our shared services center in Atlanta, Georgia, (2) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (3) decreases in Wendy’s–related integration costs resulting from the completion of integration efforts in early 2010, (4) decreases in fees under our related party services agreement that was renegotiated in June 2009, and (5) decreases in legal fees accrued as compared to the 2009 first half primarily related to the Americans with Disabilities Act case described in our Form 10-K. The decreases were partially offset by an increase related to the formation of the SSG in the 2010 first half as discussed above in “Introduction and Executive Overview – Related Party Transactions” and severance costs related to the termination of certain senior Arby’s executives.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(8.6)
Arby’s restaurants, primarily properties	(0.6)
General corporate	4.2
$(5.0)

The decrease in depreciation and amortization was primarily related to (1) an adjustment in the prior year of $6.5 million related to a one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) and (2) a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. These decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center.

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, intangibles and surplus properties	$(0.2)
Arby’s restaurants, primarily properties at underperforming locations	0.8
Corporate – aircraft	(2.2)
$(1.6)

The decrease in the impairment of long-lived assets was primarily related to the impairment of one of our corporate aircraft classified as held for sale in the 2009 second half which was subsequently sold in July 2009. This decrease was partially offset by an increase in Arby’s Company-owned restaurants impairment losses as a result of the continuing deterioration in operating performance of certain restaurants in the 2010 first half.

Interest Expense
Change
(In Millions)

10% Senior Notes	$29.5
Amortization of deferred financing costs	(5.7)
Wendy’s interest rate swaps	(5.1)
Other	(1.2)
$17.5

The increase in interest expense was principally affected by interest on the $565.0 million principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes issued in June 2009, partially offset by the effect of the 2009 first half write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement. In addition, there was a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010. This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the second quarter of 2010.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement,” (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s/Arby’s Restaurants prior senior secured term loan as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement.”

Investment Income (Expense), Net
Change
(In Millions)

DFR Notes	$4.9
Early withdrawal fee	5.5
Recognized net gains	(1.1)
Other	0.5
$9.8

The increase in investment income primarily related to (1) the recognition of income on the DFR Notes as discussed above in “Introduction and Executive Overview – DFR Notes,” and (2) an early withdrawal fee incurred in the 2009 first half that did not recur in the 2010 first half.  These increases were partially offset by net investment gains recognized in the prior year that did not recur in the 2010 second half.  As of July 4, 2010, our remaining investments include a joint venture investment and certain cost investments.

Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the 2009 first half, we recorded other than temporary losses of $3.9 million attributable primarily to the decline in fair value of certain of our available for sale securities and three of our cost investments. We did not recognize any other than temporary losses on our remaining investments during the 2010 first half.

Provision for Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$1.9
Valuation allowance reduction	(2.5)
Other	(0.4)
$(1.0)

Our income taxes were impacted by variations in income before income taxes as offset by a reduction in valuation allowances related to state tax matters.

Outlook for the Remainder of 2010

There are no material changes to the outlook for 2010 as discussed in our Form 10-K except that restaurant margins for both of our brands will be somewhat negatively impacted by the expected increase in the cost of commodities.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $102.2 million for the six months ended July 4, 2010 as compared to $146.4 million for the same period in 2009.  The significant components of the $44.2 million decrease in net cash provided by operating activities for the first half of 2010 as compared to the first half of 2009 are as follows:

Change
(In Millions)
Accounts payable	$28.6
Incentive compensation	(24.7)
Interest	(23.2)
AFA notes receivable	(6.9)
Income taxes, net of refunds	(6.4)
Other, net	(11.6)
$(44.2)

The net decrease in the comparative operating cash flow principally resulted from an increase in (1) amounts paid under the Company’s incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, (2) interest payments in the first half of 2010 primarily due to the interest payment on the 10% Senior Note borrowings by our principal subsidiary in June 2009, (3) advances, net, to AFA, an independently controlled advertising cooperative for the Arby’s restaurant system, under its revolving loan agreement from the Company, and (4) payments for estimated taxes as well as for certain state income taxes for which examinations are either completed or ongoing.  These changes were partially offset by the following which affected accounts payable: (1) a reduction in the amounts payable to the Wendy’s national advertising cooperative in the first half of 2010 as compared to the same period in 2009 due to changes in the timing and nature of amounts due, (2) a decrease in the number and amount of non-recurring items more typically included in accounts payable rather than accrued expenses, and (3) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales, for the 2010 first half as compared to the 2009 first half.

We expect continued positive cash flows from operating activities during the remainder of 2010.

Additionally, for the six months ended July 4, 2010, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds from the Term Loan of $497.5 million;
•	Repayment of $250.8 million of Wendy’s/Arby’s Restaurants amended senior secured term loan;
•	Payment of $215.0 million, including a premium of $15 million, to redeem the Wendy’s 6.25% senior notes;
•	Repurchases of common stock of $173.5 million, including commissions of $0.7 million, and $5.8 million of 2009 repurchases that were not settled until 2010;
•
Cash capital expenditures totaling $52.7 million, which included $9.7 million for the remodeling of restaurants, $3.0 million for the construction of new restaurants, and $4.6 million for software purchases. The remaining capital expenditures were primarily related to various technology projects and store maintenance capital expenditures;

•	Proceeds of $30.8 million, excluding interest, from the repayment and cancellation of the DFR Notes;
•	Deferred financing costs of $14.4 million; and
•	Dividend payments of $13.0 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $83.1 million.

Sources and Uses of Cash for the Remainder of 2010

Our anticipated consolidated cash requirements for the remainder of 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $112.3 million as discussed in our Form 10-K;
•	Quarterly cash dividends aggregating up to approximately $12.5 million as discussed below in “Dividends”;
•	Scheduled debt principal repayments aggregating $8.8 million;
•	Potential repurchases of common stock of up to $79.5 million under the currently authorized stock buyback program;
•	Scheduled payments of $6.3 million pursuant to the QSCC and SSG co-op agreements;
•
Severance payments of approximately $1.4 million related to our facilities relocation and corporate restructuring accruals and $1.1 million related to the termination of certain senior Arby’s executives; and

•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Long-term Debt

The following is an explanation of changes to the terms of certain debt obligations since January 3, 2010, as discussed in our Form 10-K:

Credit Agreement

On May 24, 2010, Wendy’s/Arby’s Restaurants,  a direct wholly-owned subsidiary of the Company, entered into the Credit Agreement, which includes a $500.0 million Term Loan and a $150.0 million Credit Facility.  The Credit Agreement contains provisions for an uncommitted increase of up to $300.0 million principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries as well as by mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497.5 million. The $2.5 million discount will be accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the date of the Term Loan and as of July 2, 2010, we have elected to use the Eurodollar Rate which resulted in an interest rate of 5.00% as of July 4, 2010.

Wendy’s/Arby’s Restaurants incurred approximately $16.4 million in costs (of which $2.0 million is unpaid as of July 4, 2010) related to the Credit Agreement, which will be amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253.8 million of existing indebtedness, including fees and interest, under the prior Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds are expected to be used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010, related to the use of proceeds from the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.  Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of July 4, 2010.

The indentures that govern Wendy’s 6.20% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of July 4, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of July 4, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Interest Rate Swaps

In connection with the redemption of the Wendy’s 6.25% senior notes discussed above under “Credit Agreement,” we cancelled four interest rate swaps with notional amounts totaling $175.0 million that had swapped the fixed rate interest rates on these senior notes for floating rates.  We recognized a gain on the cancellation of $1.9 million in the second quarter of 2010 which is included in “Interest expense.”

Convertible Notes

On June 17, 2010, we repurchased the remaining 5% convertible notes (the “Convertible Notes”) for $2.1 million, including accrued interest. The Convertible Notes were repurchased at a price of 100% of the principal amount of the Convertible Notes plus accrued interest.

Contractual Obligations

The following is an explanation of changes to the Company’s contractual obligations since January 3, 2010, as discussed in our Form 10-K:

•	The completion of a new $500.0 million Term Loan, due May 24, 2015, which resulted in the following early principal reductions of our long-term debt obligations:
-	$251.5 million for the Wendy’s/Arby’s Restaurants amended senior secured term loan; and
-	$200.0 million for the Wendy’s 6.25% senior notes.

•	The repurchase of $2.1 million of 5% Convertible Notes.

•	The formation of the SSG requiring payments of approximately $4.9 million for its initial operations as discussed in “Introduction and Executive Overview – Related Party Transactions.”

Credit Ratings

Wendy’s/Arby’s Group, Inc. and its subsidiaries with specific debt issuances (Wendy’s/Arby’s Restaurants and Wendy’s) are rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).  S&P and Moody’s have assigned the following credit ratings in June 2010, which became effective after the closing of the Senior Secured Credit Facility.

	S&P	Moody's
Corporate family/corporate credit
Entity	Wendy’s/Arby’s Group, Inc.	Wendy’s/Arby’s Restaurants
Wendy’s/Arby’s Restaurants
Rating	B+	B2
Outlook	Negative	Stable

Wendy’s/Arby’s Restaurants 10% Senior Notes	B+	B3

Wendy’s/Arby’s Restaurants Senior Secured Credit Facility	BB	Ba2

Wendy’s 6.20% Senior Notes and 7% Debentures	B-	Caa1

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

Dividends

On March 15, 2010 and June 15, 2010, we paid quarterly cash dividends of $0.015 per share on our Common Stock, aggregating $13.0 million. On August 9, 2010, we declared dividends of $0.015 per share to be paid on September 15, 2010 to shareholders of record as of September 1, 2010.  If we pay regular quarterly cash dividends for the remainder of 2010 at the same rate as declared in our 2010 first half, our total cash requirement for dividends for the remainder of 2010 would be approximately $12.5 million based on the number of shares of our Common Stock outstanding at August 6, 2010. We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

As of January 3, 2010, our Board of Directors had previously authorized the repurchase of up to a total of $125.0 million of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. On January 27, 2010, March 22, 2010 and May 27, 2010, our Board of Directors authorized the repurchase of up to an additional $75.0 million, $50.0 million and $75.0 million, respectively, of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. As of July 4, 2010, we had repurchased 52.3 million shares with an aggregate purchase price of $245.5 million, excluding commissions of $1.0 million.

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

Wendy’s/Arby’s has not experienced any material changes since January 3, 2010, as discussed in our Form 10-K, to its commodity price, equity market and foreign currency risks.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of July 4, 2010 our long-term debt, including current portion and excluding the effect of interest rate swaps discussed below, aggregated $1,574.6 million and consisted of $865.7 million of fixed-rate debt, $497.5 million of variable-rate debt, and $211.4 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of $497.5 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2017 (the “Term Loan”). The interest rate on the Term Loan is based on the Eurodollar rate, which has a floor of 1.50%, plus 3.50%, or a base rate, which has a floor of 2.50%, plus 2.50%. Since the date of the Term Loan and as of July 2, 2010, we have elected to use the Eurodollar Rate which resulted in a rate of 5.00% as of July 4, 2010.

Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 and the first quarter of 2010 with notional amounts totaling $186.0 million and $39.0 million, respectively, that swap the fixed rate interest rates on the Wendy’s 6.20% senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges.  At July 4, 2010, the fair value of our Interest Rate Swaps was $9.2 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Credit Risk

Our credit risk as of January 3, 2010 included the Deerfield Capital Corp. (“DFR”) Notes (“DFR Notes”), which we received in late fiscal 2007 in connection with the sale of our majority capital interest in Deerfield & Company (the “Deerfield Sale”).

On June 9, 2010, pursuant to a March 2010 agreement between the Company and Deerfield Capital Corp. (“DFR”), we received cash proceeds of $30.8 in consideration for the repayment and cancellation of the series A senior notes (the “DFR Notes”) we received in December 2007 in connection with the sale of Deerfield & Company (the “Deerfield Sale”) to DFR.  Additional information on the DFR Notes and the Deerfield Sale is discussed in our Form 10-K. The proceeds represented 64.1% of the $48.0 aggregate principal amount of the DFR Notes.

During the fourth quarter of 2008, we recognized an allowance for collectability of $21.2 to reduce the then carrying amount of the notes. As a result, we recognized income of $4.9 during the three months and six months ended July 4, 2010, as the repayment proceeds exceeded the carrying value of the DFR Notes.  This gain is included in “Investment income (expense), net.”

Overall Market Risk

Our overall market risk as of July 4, 2010 includes cash equivalents, certain cost investments and our equity investment in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. As of July 4, 2010, these investments were classified in our unaudited condensed consolidated balance sheet as follows (in millions):

Cash equivalents included in “Cash and cash equivalents”	$4.9
Restricted cash equivalents:
Current included in “Prepaid expenses and other current assets”	1.0
Non-current included in “Deferred costs and other assets”	5.9
Investment related receivable included in “Accounts and notes receivable”	0.1
Equity investment	95.6
Cost investments	8.5
$116.0

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $6.9 million of which was restricted as of July 4, 2010.

At July 4, 2010 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)	Amount	Percent
Cash equivalents	$4.9	$4.9	$4.9	4%
Current and non-current restricted cash equivalents	6.9	6.9	6.9	6%
Investment related receivables	0.1	0.1	0.1	-
Other non-current investments accounted for at:
Equity (b)	82.6	95.6	95.6	83%
Cost	8.5	10.3	8.5	7%
	$103.0	$117.8	$116.0	100%
_____________________
(a)	There can be no assurance that we would be able to realize these amounts.
(b)	The company believes that the fair value of our equity interest in TimWen is at least equal to its carrying value as there have been no indications of its impairment.

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

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at July 4, 2010 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of July 4, 2010, we did not hold any market-risk sensitive instruments which were entered into for trading purposes. As such, the table below reflects the risk for those financial instruments entered into as of July 4, 2010 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$4.9	$-	$-	$-
Current and non-current restricted cash equivalents	6.9	-	-	-
Equity investment	95.6	-	(9.6)	(9.6)
Cost investments	8.5	(0.1)	(0.8)	-
Interest Rate Swaps	9.2	(11.3)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(497.5)	(33.1)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(865.7)	(90.7)	-	-

The sensitivity analysis of financial instruments held at July 4, 2010 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at July 4, 2010 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

Our cash equivalents and restricted cash equivalents included $11.8 million as of July 4, 2010 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of July 4, 2010, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $865.7 million of fixed-rate debt and not on our financial position or our results of operations. However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt.  The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $225.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements increase.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $497.5 million of variable-rate long-term debt outstanding as of July 4, 2010. Our variable-rate long-term debt outstanding as of July 4, 2010 had a weighted average remaining maturity of approximately seven years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 4, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, with a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees having experienced declining sales and profitability, the timely payment of franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

•	the effects of charges for impairment of goodwill or for the impairment of long-lived assets due to deteriorating operating results; and

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6.1 million as of July 4, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Form 10-Q for the quarter ended April 4, 2010.

Our financial results are affected by the operating results of franchisees.

As of July 4, 2010, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as are currently being experienced by a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

As of July 4, 2010, there were approximately 310 Arby’s franchised restaurants with amounts payable to our subsidiary Arby’s Restaurant Group, Inc. (“ARG”) for royalties, rent and/or other fees that were at least 60 days past due.  The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 16 in the number of franchised restaurants for fiscal 2009 and for the six months ended July 4, 2010, respectively.  During those periods 74 and 50 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow as a result of the deteriorating financial condition of some of our franchisees. Franchisee financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of national and local advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, had previously entered into a revolving loan agreement with ARG pursuant to which ARG provides revolving loans up to $11.0 million.  As of July 4, 2010, the outstanding balance under this agreement was $9.0 million and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second fiscal quarter of 2010:
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April 5, 2010 through May 9, 2010	3,044	$5.05	6,328,500	$59,793,803
May 10, 2010 through June 6, 2010	6,525	4.37	9,674,000	$90,591,191
June 7, 2010 through July 4, 2010	32,163	4.29	2,648,300	$79,517,373
Total	41,732	$4.36	18,650,800	$79,517,373

(1)
Includes 41,732 shares reacquired by the Company from holders of restricted stock awards to satisfy tax withholding requirements. The shares were valued at the closing price of our Common Stock on the date of activity.

(2)
On January 27, 2010, March 22, 2010 and May 27, 2010, our Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $75.0 million, $50.0 million and $75.0 million, respectively, of our Common Stock.

Item 4.  (Removed and Reserved).

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

10.1
Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 25, 2010 (SEC file no. 001-02207).

10.2
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 25, 2010 (SEC file no. 001-02207).

10.3
Amendment No. 1, dated as of July 12, 2010, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

10.4	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).
10.5	Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.6	Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.7	Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.8
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 14, 2010 (SEC file no. 001-02207).

10.9	Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010.*
10.10	First Amendment to Agreement of Sublease between Wendy’s/Arby’s Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P.*
10.11	Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
_______________________
*      Filed herewith.
**    In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: August 12, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 12, 2010	By: /s/ Steven B. Graham
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

10.1
Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 25, 2010 (SEC file no. 001-02207).

10.2
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 25, 2010 (SEC file no. 001-02207).

10.3
Amendment No. 1, dated as of July 12, 2010, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

10.4	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).
10.5	Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.6	Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.7	Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.8
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 14, 2010 (SEC file no. 001-02207).

10.9	Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010.*
10.10	First Amendment to Agreement of Sublease between Wendy’s/Arby’s Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P.*
10.11	Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Documenet**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
_______________________
*      Filed herewith.
**    In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”