Form 10-Q
period 2010-10-02
WENDY'S/ARBY'S GROUP, INC.
filed 2010-11-12
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

There were 418,367,459 shares of the registrant’s Common Stock outstanding as of November 2, 2010.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 3,	January 3,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$520,514	$591,719
Accounts and notes receivable	88,521	88,004
Inventories	21,238	23,024
Prepaid expenses and other current assets	42,935	29,212
Deferred income tax benefit	78,764	66,557
Advertising funds restricted assets	102,758	80,476
Total current assets	854,730	878,992
Notes receivable	14,065	39,295
Investments	106,865	107,020
Properties	1,554,740	1,619,248
Goodwill	882,611	881,019
Other intangible assets	1,367,078	1,392,883
Deferred costs and other assets	74,591	56,959
Total assets	$4,854,680	$4,975,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,923	$22,127
Accounts payable	88,515	103,454
Accrued expenses and other current liabilities	247,925	269,090
Advertising funds restricted liabilities	102,758	80,476
Total current liabilities	457,121	475,147
Long-term debt	1,559,634	1,500,784
Deferred income	21,815	13,195
Deferred income taxes	469,973	475,538
Other liabilities	171,550	174,413
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,768,404	2,761,433
Accumulated deficit	(393,333)	(380,480)
Common stock held in treasury, at cost	(249,755)	(85,971)
Accumulated other comprehensive income (loss)	2,229	(5,685)
Total stockholders’ equity	2,174,587	2,336,339
Total liabilities and stockholders’ equity	$4,854,680	$4,975,416

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Sales	$765,988	$806,038	$2,296,868	$2,395,476
Franchise revenues	95,226	97,183	278,814	284,416
	861,214	903,221	2,575,682	2,679,892
Costs and expenses:
Cost of sales	667,063	684,071	1,967,569	2,046,475
General and administrative	97,948	97,909	305,942	320,533
Depreciation and amortization	46,178	47,020	137,448	143,369
Impairment of long-lived assets	27,409	15,528	41,424	31,108
Facilities relocation and corporate restructuring	-	1,725	-	8,899
Other operating expense, net	2,271	146	3,958	2,245
	840,869	846,399	2,456,341	2,552,629
Operating profit	20,345	56,822	119,341	127,263
Interest expense	(33,868)	(36,457)	(104,535)	(89,671)
Loss on early extinguishment of debt	-	-	(26,197)	-
Investment income (expense), net	77	737	5,256	(3,850)
Other than temporary losses on investments	-	-	-	(3,916)
Other income, net	268	1,319	2,974	303
(Loss) income from continuing operations
before income taxes	(13,178)	22,421	(3,161)	30,129
Benefit from (provision for) income taxes	12,269	(8,155)	9,594	(11,895)
(Loss) income from continuing operations	(909)	14,266	6,433	18,234
Income from discontinued operations, net of income taxes	-	422	-	422
Net (loss) income	$(909)	$14,688	$6,433	$18,656

Basic and diluted income per share:	$.00	$.03	$.01	$.04

Dividends per share:	$.015	$.015	$.045	$.045

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
	(Unaudited)
Cash flows from continuing operating activities:
Net income	$6,433	$18,656
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	137,448	143,369
Impairment of long-lived assets	41,424	31,108
Accretion of long-term debt	13,013	7,516
Share-based compensation provision	10,519	11,654
Write off and amortization of deferred financing costs	10,391	13,915
Net receipt of deferred vendor incentive	10,096	13,016
Distributions received from joint venture	9,718	7,106
Non-cash rent expense	7,152	9,907
Provision for doubtful accounts	7,586	4,390
Deferred income tax benefit, net	(16,298)	(300)
Equity in earnings of joint venture	(7,127)	(6,258)
Operating investment adjustments, net (see below)	(5,201)	2,673
Income from discontinued operations	-	(422)
Other, net	(2,171)	(3,892)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(6,971)	11
Inventories	1,824	2,770
Prepaid expenses and other current assets	(6,853)	(7,606)
Accounts payable	(8,973)	(49,457)
Accrued expenses and other current liabilities	(34,638)	53,145
Net cash provided by continuing operating activities	167,372	251,301
Cash flows from continuing investing activities:
Capital expenditures	(94,736)	(65,280)
Investment activities, net (see below)	32,237	36,756
Proceeds from dispositions	4,394	9,386
Other, net	407	2,304
Net cash used in continuing investing activities	(57,698)	(16,834)
Cash flows from continuing financing activities:
Proceeds from long-term debt	497,661	556,006
Repayments of long-term debt	(470,942)	(154,427)
Repurchase of common stock	(173,537)	(25,244)
Dividends paid	(19,260)	(21,088)
Deferred financing costs	(16,286)	(37,976)
Other, net	591	1,685
Net cash (used in) provided by continuing financing activities	(181,773)	318,956
Net cash (used in) provided by continuing operations before effect of
exchange rate changes on cash	(72,099)	553,423
Effect of exchange rate changes on cash	894	1,671
Net cash (used in) provided by continuing operations	(71,205)	555,094
Net cash used in discontinued operations	-	(538)
Net (decrease) increase in cash and cash equivalents	(71,205)	554,556
Cash and cash equivalents at beginning of period	591,719	90,090
Cash and cash equivalents at end of period	$520,514	$644,646

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Income on collection of DFR Notes	$(4,909)	$-
Other than temporary losses on investments	-	3,916
Other, net	(292)	(1,243)
	$(5,201)	$2,673
Investment activities, net:
Proceeds from sales of available-for-sale securities, securities sold short, and distributions from other investments	$1,810	$29,663
Decrease in restricted cash held for investment	-	26,681
Proceeds from repayment of DFR Notes	30,752	-
Cost of available-for-sale securities, other investments purchased, and payments to cover short positions in securities	(325)	(19,588)
	$32,237	$36,756
Supplemental cash flow information:
Cash paid during the period for:
Interest	$108,556	$53,110
Income taxes, net of refunds	$11,513	$9,999
Supplemental non-cash investing and financing activities:
Total capital expenditures	$99,553	$70,990
Cash capital expenditures	(94,736)	(65,280)
Non-cash capitalized lease and certain sales-leaseback obligations	$4,817	$5,710

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” or “Wendy’s/Arby’s Group” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of October 3, 2010, the results of our operations for the three months and nine months ended October 3, 2010 and September 27, 2009 and our cash flows for the nine months ended October 3, 2010 and September 27, 2009. The results of operations for the three months and nine months ended October 3, 2010 are not necessarily indicative of the results to be expected for the full 2010 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 2009 fiscal year consisted of 53 weeks with our fiscal fourth quarter containing 14 weeks. All three month and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)   Dispositions

During the nine months ended October 3, 2010, the Company received proceeds from dispositions of $4,394 consisting of $2,332 from the sale of two Company-owned Wendy’s International, Inc. (“Wendy’s”) restaurants and 11 Company-owned Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”) restaurants to franchisees of the respective brands, $227 from the sale of surplus properties, and $1,835 related to other dispositions. These sales resulted in a net gain of $293, which is included as an offset to “Depreciation and amortization.”

During the nine months ended September 27, 2009, the Company received proceeds from dispositions of $9,386 consisting of $4,345 from the sale of 11 Company-owned Wendy’s restaurants to a franchisee of Wendy’s, $3,821 from the sale of surplus properties, and $1,220 related to other dispositions. These sales resulted in a net gain of $1,944, which is included as an offset to “Depreciation and amortization.”

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

During the fourth quarter of 2008, we recognized an allowance for collectability of $21,227 to reduce the then carrying amount of the DFR Notes to $24,983. As a result, we recognized income of $4,909 during the nine months ended October 3, 2010 as the repayment proceeds exceeded the carrying value of the DFR Notes.  This gain is included in “Investment income (expense), net.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4)   Long-Term Debt

Long-term debt consisted of the following:
	October 3,	January 3,
	2010	2010

10% Senior Notes, due in 2016	$552,874	$551,779
Term Loan, due in 2017	496,384	-
Senior secured term loan	-	251,488
6.20% senior notes, due in 2014	220,992	204,303
6.25% senior notes	-	193,618
Sale-leaseback obligations, due through 2029	122,624	125,176
Capitalized lease obligations, due through 2036	87,053	89,886
7% Debentures, due in 2025	80,912	80,081
6.54% Secured equipment term loan, due in 2013	12,891	18,901
5% Convertible notes	-	2,100
Other	3,827	5,579
	1,577,557	1,522,911
Less amounts payable within one year	(17,923)	(22,127)
	$1,559,634	$1,500,784

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

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497,500. The $2,500 discount is being accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments which commenced on September 30, 2010 equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 5.00% as of October 3, 2010.

Wendy’s/Arby’s Restaurants incurred approximately $16,353 in costs related to the Credit Agreement, which is being amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253,849 of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds were used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26,197 in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan. This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio, and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.  Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of October 3, 2010.

Convertible Notes

On June 17, 2010, we repurchased the remaining 5% convertible notes (the “Convertible Notes”) for $2,109, including accrued interest. The Convertible Notes were repurchased at a price of 100% of their principal amount plus accrued interest.

(5)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	October 3, 2010
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents (a)	$520,514	$520,514
Restricted cash equivalents (a):
Current - included in “Prepaid expenses and other current assets”	1,898	1,898
Non-current - included in “Deferred costs and other assets”	4,456	4,456
Non-current cost investments (b)	8,515	10,790
Interest rate swaps (c)	13,919	13,919

Financial liabilities:
Long-term debt, including current portion:
10% Senior Notes (d)	$552,874	$614,155
Term Loan (d)	496,384	501,500
6.20% senior notes (d)	220,992	247,244
Sale-leaseback obligations (e)	122,624	134,908
Capitalized lease obligations (e)	87,053	94,907
7% Debentures (d)	80,912	87,000
6.54% Secured equipment term loan (e)	12,891	13,389
Other	3,827	3,957
Total long-term debt, including current portion	$1,577,557	$1,697,060
Guarantees of:
Lease obligations for restaurants not operated by the Company (f)	$343	$343
Wendy’s franchisee loans obligations (g)	$462	$462

(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)
Fair value of these investments was based entirely on statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relied on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

(c)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(d)
The fair values were based on quoted market prices, as well as information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(f)	The fair value was assumed to reasonably approximate the carrying amount. We have accrued liabilities for these lease obligations based on a weighted average risk percentage.

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

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of October 3, 2010 by the valuation hierarchy as defined in the fair value guidance:

	October 3,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest rate swaps (included in “Deferred costs and other assets”)	$13,919	$-	$13,919	$-

Derivative instruments

The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

During the third quarter of 2009, we entered into eight interest rate swaps with notional amounts totaling $361,000 to swap the fixed rate interest rates on the 6.20% and 6.25% Wendy’s senior notes for floating rates. The interest rate swaps were designated as fair value hedges of the related debt and qualify to be accounted for under the short-cut method according to the applicable guidance, resulting in no ineffectiveness in the hedging relationship.

During the first quarter of 2010, we entered into an interest rate swap with a notional amount of $39,000 on Wendy’s 6.20% senior notes.  The interest rate swap was designated as a fair value hedge of the related debt and did not qualify for the short-cut method. This interest rate swap is tested for effectiveness quarterly and the hedge was determined to be effective for each quarterly period in the nine months ended October 3, 2010.  If any portion of the hedge was determined to be ineffective, any changes in fair value would be recognized in our results of operations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In connection with the redemption of the Wendy’s 6.25% senior notes, as discussed above in “Note 4 – Long-term Debt,” we cancelled four interest rate swaps with notional amounts totaling $175,000. Upon cancellation, we recognized a gain of $1,875 in the second quarter of 2010, which is included in “Interest expense” for the nine months ended October, 3, 2010. The following items, including the aforementioned gain, were recognized by the Company related to its derivative activity during each of the periods presented below:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Interest expense:
Interest rate swaps	$(1,320)	$(1,043)	$(6,396)	$(1,043)
Investment income:
Other	-	-	-	(286)
	$(1,320)	$(1,043)	$(6,396)	$(1,329)

(6)	Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Wendy’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$17,373	$286	$17,448	$956
Intangible assets	3,548	-	3,955	-
	20,921	286	21,403	956
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	6,333	13,923	18,694	25,719
Intangible assets	155	1,319	1,327	2,257
	6,488	15,242	20,021	27,976

Corporate - aircraft	-	-	-	2,176
Total impairment of long-lived assets	$27,409	$15,528	$41,424	$31,108

The Wendy’s and Arby’s Company-owned restaurant segment impairment losses in each period predominantly reflected impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in a prior period which did not subsequently recover. The Wendy’s impairment losses for the three months and nine months ended October 3, 2010 and September 27, 2009 also included write-downs in the carrying value of certain surplus properties and properties held for sale.  Additionally, for the nine months ended October 3, 2010 the Wendy’s impairment losses included write-downs in the carrying value of options to purchase property.  For the three months and nine months ended September 27, 2009, Arby’s impairment losses also included reductions in the carrying value of certain surplus properties.

During 2009, we disposed of one of our Company-owned aircraft and recorded an impairment charge based on the sale price.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values of impaired assets discussed above for the Wendy’s and Arby’s restaurant segments were generally estimated based on the present values of the associated cash flows and on the market value with respect to land (Level 3 inputs).   There is no remaining carrying value of the properties and intangible assets which were measured at fair value as of October 3, 2010, July 4, 2010, and April 4, 2010.

(7)   Facilities Relocation and Corporate Restructuring

The Company incurred corporate restructuring charges in 2009, primarily related to severance as a result of the merger with Wendy’s (the “Wendy’s Merger”). Such restructuring accrual, which is included in “Accrued expenses and other current liabilities,” was $660 at October 3, 2010 and $5,630 at January 3, 2010. The reduction in this accrual during the nine months ended October 3, 2010 reflects total payments of $5,006 partially offset by net adjustments of $36. We do not expect to incur any additional corporate restructuring charges with respect to the Wendy’s Merger.

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

Presented below is an unaudited summary of activity related to our portion of TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of operations:

	Nine Months Ended
	October 3,	September 27,
	2010	2009
Balance at beginning of period (a)	$97,476	$89,771

Equity in earnings for the period	9,309	8,289
Amortization of purchase price adjustments	(2,182)	(2,031)
	7,127	6,258

Distributions	(9,718)	(7,106)
Currency translation adjustment included in “Comprehensive income”	3,465	10,457
Balance at end of period (a)	$98,350	$99,380

(a)	Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the nine months ended October 3, 2010 and September 27, 2009, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	October 3,		September 27,
	2010		2009
	(Canadian)		(Canadian)
Balance sheet information:
Properties	C$	80,011	C$	84,223
Cash and cash equivalents		2,315		8,465
Accounts receivable		3,941		5,026
Other		3,011		2,168
	C$	89,278	C$	99,882

Accounts payable and accrued liabilities	C$	1,418	C$	1,277
Other liabilities		8,844		10,902
Partners’ equity		79,016		87,703
	C$	89,278	C$	99,882

	Nine Months Ended
	October 3,		September 27,
	2010		2009
	(Canadian)		(Canadian)
Income statement information:
Revenues	C$	28,620	C$	28,769
Income before income taxes and net income		19,064		19,281

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9)  Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the nine months ended September 27, 2009, we recorded other than temporary losses of $3,916 attributable primarily to the decline in fair value of three of our investments.

(10)	Income Taxes

The effective tax rate benefit for the three months ended October 3, 2010 and the effective tax rate for the three months ended September 27, 2009 was 93.1% and 36.4%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) changes in our estimated full year tax rates, (2) state income taxes, net of federal income tax benefit, (3) non-deductible expenses, (4) tax credits, (5) adjustments to our uncertain tax positions, and (6) the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the repatriation of foreign earnings during the third quarter of 2010.

The effective tax rate benefit for the nine months ended October 3, 2010 and the effective tax rate for the nine months ended September 27, 2009 was 303.5% and 39.5%, respectively. The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) a reduction in our state valuation allowances in 2010, (4) tax credits, and (5) the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the repatriation of foreign earnings during the third quarter of 2010.

For the nine months ended October 3, 2010 and September 27, 2009, our unrecognized tax benefits increased for prior periods by $3,345 and $1,438 and decreased for statute expirations by $874 and $697, respectively.  Additionally, we increased interest on unrecognized tax benefits for these periods by $1,545 and $902, respectively.  There were no other significant changes to unrecognized tax benefits and related interest and penalties in the nine months ended October 3, 2010 and September 27, 2009.

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

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 30, 2007 through September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns and some of our state income tax returns are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $3,745. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(11)	(Loss) Income Per Share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.

Diluted loss per share for the three months ended October 3, 2010 was the same as basic loss per share since the Company recorded a net loss and, therefore, the effect of all potentially dilutive securities on the net loss per share would have been anti-dilutive. Diluted income per share for the nine months ended October 3, 2010 and the three and nine months ended September 27, 2009 has been computed by dividing net income by the weighted average number of shares plus the potential common share effect of dilutive stock options and non-vested restricted common shares, both computed using the treasury stock method. For the nine months ended October 3, 2010  and the three months and nine months ended September 27, 2009, we excluded  23,846, 20,290 and 20,468, respectively, of potential common shares from our diluted per share calculation as they would have had anti-dilutive effects. The basic and diluted income from discontinued operations per share for the three months and nine month periods ended September 27, 2009 was less than $0.01 and, therefore, is not presented.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of October 3, 2010, our potential common shares consisted of (1) outstanding stock options which can be exercised into 28,395 shares of our Common Stock and (2) 3,100 unvested restricted shares of our Common Stock.

The weighted average number of shares used to calculate basic and diluted (loss) income per share are as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Common Stock:
Basic shares - weighted average
shares outstanding	417,985	468,008	428,968	468,670
Dilutive effect of stock options
and restricted shares	-	3,385	1,006	2,423
Diluted shares	417,985	471,393	429,974	471,093

(12)	Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	October 3,	September 27,
	2010	2009

Balance, beginning of year	$2,336,339	$2,383,445
Comprehensive income (a)	14,347	48,999
Dividends paid	(19,260)	(21,088)
Share-based compensation expense	10,519	11,654
Stock option exercises	1,227	1,935
Repurchases of common stock for treasury	(167,744)	(25,244)
Other	(841)	(195)
Balance, end of period	$2,174,587	$2,399,506

(a) The following is a summary of the components of comprehensive income, net of income taxes:

	Nine Months Ended
	October 3,	September 27,
	2010	2009

Net income	$6,433	$18,656
Net change in currency translation adjustment	7,878	30,415
Net unrealized losses on available-for-sale securities	(59)	(72)
Net unrecognized pension loss	95	-
Other comprehensive income	7,914	30,343
Comprehensive income	$14,347	$48,999

(13) Business Segments

We manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

In the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments for certain corporate support services based upon budgeted segment revenues. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants established a shared service center in Atlanta, Georgia and allocated all its operating costs to the restaurant segments based also on budgeted segment revenues.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of our segment information:
	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues:
Sales:
Wendy's (1)	$525,082	$536,802	$1,570,240	$1,582,928
Arby's	240,906	269,236	726,628	812,548
Total	765,988	806,038	2,296,868	2,395,476
Franchise revenues:
Wendy's	75,653	76,713	222,643	224,006
Arby's	19,573	20,470	56,171	60,410
Total	95,226	97,183	278,814	284,416
Total revenues:
Wendy's	600,735	613,515	1,792,883	1,806,934
Arby's	260,479	289,706	782,799	872,958
Total	$861,214	$903,221	$2,575,682	$2,679,892

Depreciation and amortization:
Wendy's	$29,058	$31,444	$85,714	$96,739
Arby's	13,539	14,343	40,996	42,481
Corporate	3,581	1,233	10,738	4,149
Total	$46,178	$47,020	$137,448	$143,369

Impairment of long-lived assets:
Wendy's	$20,921	$286	$21,403	$956
Arby's	6,488	15,242	20,021	27,976
Corporate	-	-	-	2,176
Total	$27,409	$15,528	$41,424	$31,108

Segment operating profit (loss):
Wendy’s	$32,850	$69,876	$157,378	$155,400
Arby’s	(7,296)	(8,862)	(22,258)	(3,950)
Corporate	(5,209)	(4,192)	(15,779)	(24,187)
Total	20,345	56,822	119,341	127,263

Unallocated items:
Interest expense	(33,868)	(36,457)	(104,535)	(89,671)
Loss on early extinguishment of debt	-	-	(26,197)	-
Investment income (expense), net	77	737	5,256	(3,850)
Other than temporary losses on investments	-	-	-	(3,916)
Other income, net	268	1,319	2,974	303
(Loss) income from continuing operations before income taxes	(13,178)	22,421	(3,161)	30,129
Benefit from (provision for) income taxes	12,269	(8,155)	9,594	(11,895)
(Loss) income from continuing operations	(909)	14,266	6,433	18,234
Income from discontinued operations, net of income taxes	-	422	-	422
Net (loss) income	$(909)	$14,688	$6,433	$18,656

	Nine Months Ended
Cash capital expenditures:	October 3, 2010	September 27, 2009
Wendy's	$43,904	$30,614
Arby's	37,942	22,660
Corporate (2)	12,890	12,006
Total	$94,736	$65,280
_____________
(1) Sales include sales of bakery items and kids’ meal promotion items sold to franchisees.
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

Supply Chain Relationship Agreement

In connection with the ongoing operations of the Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”), Wendy’s paid $224 and $656 primarily for payroll-related expenses to certain QSCC purchasing employees during the three months and nine months ended October 3, 2010 for which Wendy’s expects to be reimbursed by QSCC in the fourth quarter of 2010.

Strategic Sourcing Group Agreement

On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”). The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Revolving credit facilities

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s system in which we have voting interests of less than 50%, previously entered into a revolving loan agreement with ARG pursuant to which ARG provided revolving loans up to $14,500.  During the third quarter of 2010, the parties agreed in principle to terms that extend the maturity to March 2012 with revolving loans up to $14,000 bearing interest at 7.5%.  As of October 3, 2010, the outstanding balance under this agreement was $5,756 and there were no amounts past due.

(15)   Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $4,542 as of October 3, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information, as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

(17)  Subsequent Event

In the fourth quarter of 2009, The New Bakery Co. of Ohio, Inc. (the “Bakery”), a wholly-owned subsidiary of Wendy’s, terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a union-sponsored multiemployer pension plan and formally notified the plan’s trustees of its withdrawal from that plan. Subsequent to our 2010 third quarter, the terms of a new collective bargaining agreement (the “New CBA”) were agreed to by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO.  Included in the terms of the New CBA, the Bakery agreed to participate in the Union Pension Fund as if it had not withdrawn and the unionized employees will no longer be eligible to contribute to the Company’s 401(k) plan.  Accordingly, the withdrawal liability of $4,975 recorded during the fourth quarter of 2009, which remains in “Accrued expenses and other current liabilities” as of October 3, 2010, will be eliminated in the fourth quarter of 2010.  The other terms of the New CBA will result in additional expense to the Company of approximately $900 in the fourth quarter of 2010, which will be included in “Cost of sales.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).  There have been no significant changes as of October 3, 2010 to the application of our critical accounting policies as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

Wendy’s/Arby’s is the parent company of its wholly-owned subsidiary holding company Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”). Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  References in this Form 10-Q to restaurants that we “own” or that are “company-owned” include owned and leased restaurants that we operate through our subsidiaries.  As of October 3, 2010, the Wendy’s restaurant system was comprised of 6,554 restaurants, of which 1,391 were owned and operated by the Company. As of October 3, 2010, the Arby’s restaurant system was comprised of 3,662 restaurants, of which 1,146 were owned and operated by the Company. The 2,537 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Wendy’s and Arby’s revenues and operating results have been impacted by a number of factors, including generally negative sales and traffic trends in the restaurant industry, high unemployment, negative general economic trends and intense price competition.

We remain committed to investing in long-term growth opportunities for our brands. Our Wendy’s initiatives to improve sales and margins include (1) our breakfast program, (2) our remodeling program, and (3) product innovation. Our Arby’s growth initiatives include (1) our value strategy, which includes our everyday affordability proposition, (2) our remodeling program, (3) a new brand positioning to be introduced in 2011, and (4) product innovation.  In addition, we are aggressively pursuing international development opportunities for both brands.

As of October 3, 2010, there were approximately 500 Arby’s franchised restaurants with amounts payable to our subsidiary ARG for royalties, rent and/or other fees that were at least 60 days past due. The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 33 in the number of franchised restaurants for fiscal 2009 and for the nine months ended October 3, 2010, respectively. During those periods 74 and 75 franchised Arby’s restaurants were closed, respectively. The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow, as a result of the deteriorating financial condition of some of our franchisees. Franchisees’ financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of advertising programs. Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

Restaurant business revenues for the first nine months of 2010 include: (1) $2,222.3 million of sales from Company-owned restaurants, (2) $74.6 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $259.5 million of royalty income from franchisees, and (4) $19.3 million of other franchise-related revenue and other revenues. Most of our Wendy’s and Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the nine months ended October 3, 2010.

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

During the fourth quarter of 2008, we recognized an allowance for collectability of $21.2 million to reduce the then carrying amount of the DFR Notes to $25.0 million. As a result, we recognized income of $4.9 million during the nine months ended October 3, 2010 as the repayment proceeds exceeded the carrying value of the DFR Notes. This gain is included in “Investment income (expense), net.”

Credit Agreement

As further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below, on May 24, 2010, Wendy’s/Arby’s Restaurants, a direct wholly-owned subsidiary of the Company, entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility (the “Term Loan”) and a $150.0 million senior secured revolving credit facility (the “Credit Facility”).

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

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

Supply Chain Relationship Agreement

In connection with the ongoing operations of the Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”), Wendy’s paid $0.2 million and $0.7 million primarily for  payroll-related expenses to certain QSCC purchasing employees during the three months and nine months ended October 3, 2010 for which Wendy’s expects to be reimbursed by QSCC in the fourth quarter of 2010.

Strategic Sourcing Group Agreement

On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”). The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

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

Revolving credit facilities

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s system in which we have voting interests of less than 50%, previously entered into a revolving loan agreement with ARG pursuant to which ARG provided revolving loans up to $14.5 million.  During the third quarter of 2010, the parties agreed in principle to terms that extend the maturity to March 2012 with revolving loans up to $14.0 million bearing interest at 7.5%.  As of October 3, 2010, the outstanding balance under this agreement was $5.8 million and there were no amounts past due.

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

Results of Operations

Three Months Ended October 3, 2010 Compared with Three Months Ended September 27, 2009 (In Millions)

	Three Months Ended
	October 3,	September 27,	$	%
	2010	2009	Change	Change
Revenues:
Sales	$766.0	$806.1	$(40.1)	(5.0)%
Franchise revenues	95.2	97.1	(1.9)	(2.0)
	861.2	903.2	(42.0)	(4.7)
Costs and expenses:
Cost of sales	667.1	684.1	(17.0)	(2.5)
General and administrative	97.9	97.9	-	-
Depreciation and amortization	46.2	47.1	(0.9)	(1.9)
Impairment of long-lived assets	27.4	15.5	11.9	76.8
Facilities relocation and corporate restructuring	-	1.7	(1.7)	(100.0)
Other operating expense, net	2.3	-	2.3	100.0
	840.9	846.3	(5.4)	(0.6)
Operating profit	20.3	56.9	(36.6)	(64.3)

Interest expense	(33.9)	(36.5)	2.6	(7.1)
Investment income, net	0.1	0.7	(0.6)	(85.7)
Other income, net	0.3	1.3	(1.0)	(76.9)
(Loss) income from continuing operations before income taxes	(13.2)	22.4	(35.6)	n/m
Benefit from (provision for) income taxes	12.3	(8.1)	20.4	n/m
(Loss) income from continuing operations	(0.9)	14.3	(15.2)	n/m
Income from discontinued operations, net of income taxes	-	0.4	(0.4)	(100.0)%
Net (loss) income	$(0.9)	$14.7	$(15.6)	n/m

Restaurant statistics:
	Third Quarter 2010		Third Quarter 2009
Wendy’s same-store sales:
North America Company-owned restaurants	(3.1)%		(1.4)%
North America franchised restaurants	(1.3)%		0.4%
North America system wide	(1.7)%		(0.1)%

Arby’s same-store sales:
North America Company-owned restaurants	(9.5)%		(6.5)%
North America franchised restaurants	(4.1)%		(10.2)%
North America system wide	(5.9)%		(9.0)%

Sales:
Wendy’s	$500.3		$514.1
Arby’s	240.9		269.2
Bakery and kids' meal promotion items sold	24.8		22.8
Total sales	$766.0		$806.1

Cost of sales:
		% of Sales		% of Sales
Wendy’s
Food and paper	$166.3	33.2%	$162.6	31.6%
Restaurant labor	147.9	29.6%	151.8	29.5%
Occupancy, advertising and other operating costs	119.0	23.8%	115.1	22.4%
Total Wendy’s cost of sales	433.2	86.6%	429.5	83.5%

Arby’s
Food and paper	66.9	27.8%	78.8	29.3%
Restaurant labor	80.1	33.3%	84.4	31.3%
Occupancy, advertising and other operating costs	68.8	28.5%	73.4	27.3%
Total Arby’s cost of sales	215.8	89.6%	236.6	87.9%

Bakery and kids' meal promotion items sold to franchisees	18.1	n/m	18.0	n/m
Total cost of sales	$667.1	87.1%	$684.1	84.9%
Margin $
Wendy’s	$67.1	$84.6
Arby’s	25.1	32.6
Bakery and kids’ meal promotion items sold
to franchisees	6.7	4.8
Total margin	$98.9	$122.0

Restaurant margin %
Wendy’s	13.4%	16.5%
Arby’s	10.4%	12.1%
Total restaurant margin %	12.4%	15.0%

Franchise revenues:
Wendy’s	$75.6	$76.7
Arby’s	19.6	20.4
Total franchise revenues	$95.2	$97.1

Depreciation and amortization:
Wendy’s	$29.1	$31.4
Arby’s	13.5	14.3
Corporate	3.6	1.4
Total depreciation and amortization	$46.2	$47.1

Impairment of long-lived assets:
Wendy’s	$20.9	$0.3
Arby’s	6.5	15.2
Total impairment of long-lived assets	$27.4	$15.5
Other operating expense, net:
Wendy’s	$1.6	$(0.5)
Arby’s	0.7	0.1
Corporate	-	0.4
Total other operating expense, net	$2.3	$-

Operating profit (loss):
Wendy’s (a)	$32.8	$69.9
Arby’s	(7.3)	(8.9)
Corporate	(5.2)	(4.1)
Total operating profit:	$20.3	$56.9

(a) Wendy’s “Operating profit (loss)” includes the margin dollars for the Bakery and kids’ meal promotion items sold to franchisees.

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at July 4, 2010	1,391	5,155	6,546
Opened	1	18	19
Closed	(1)	(10)	(11)
Sold to franchisees	-	-	-
Restaurant count at October 3, 2010	1,391	5,163	6,554

Arby’s restaurant count:
Restaurant count at July 4, 2010	1,152	2,533	3,685
Opened	-	8	8
Closed	(6)	(25)	(31)
Restaurant count at October 3, 2010	1,146	2,516	3,662

Total Wendy’s/Arby’s restaurant count at October 3, 2010	2,537	7,679	10,216

Sales
Change
(In Millions)

Wendy’s	$(13.8)
Arby’s	(28.3)
Bakery and kids’ meal promotion items sold to franchisees	2.0
$(40.1)

The decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales of 3.1% and 9.5%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by the generally negative economic trends and competitive pressures described above and in our Form 10-K.

Wendy’s North America Company-owned same-store sales decreased 3.1%, of which 1.7% was due to a decrease in the number of U.S. customer transactions in the 2010 third quarter as compared to the 2009 third quarter despite the effect of a successful new product launch during the 2010 third quarter.  Wendy’s Canada Company-owned same-store sales decreased $3.1 million primarily due to an increase in value added sales tax in certain Canadian provinces in the third quarter of 2010. The negative factors impacting Wendy’s sales were partially offset by (1) the effect of an approximate 1% blended price increase taken primarily in late 2009 and (2) a $3.8 million positive impact from favorable foreign currency translation. Wendy’s locations sold or closed during or subsequent to the 2009 third quarter generated $3.5 million of sales in that 2009 period that did not recur in 2010, which was partially offset by sales of $2.3 million in the third quarter of 2010 from new stores opened subsequent to the third quarter of 2009.

Arby’s North America Company-owned same-store sales were impacted by (1) a decrease of approximately 2.8% in same-store sales due to certain in-store promotional discounts offered during the 2009 third quarter, which did not recur during the 2010 third quarter, (2) a decrease of 7.0% in our average per customer check amount primarily as a result of the expansion in 2010 of Arby’s everyday value strategy, and (3) a decrease in advertising expenditures in the 2010 third quarter as compared to the 2009 third quarter.  Arby’s locations sold or closed during or subsequent to the 2009 third quarter generated $2.3 million of sales in that 2009 period that did not recur in 2010, which was mostly offset by sales of $2.1 million in the third quarter of 2010 from stores acquired from a franchisee subsequent to the third quarter of 2009.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(1.1)
Arby’s	(0.8)
$(1.9)

The decrease in franchise revenues was primarily due to the decline in Wendy’s and Arby’s North America franchised restaurant same-store sales of 1.3% and 4.1%, respectively.

Wendy’s North America franchised restaurant same-store sales were impacted by the same factors described above for Wendy’s Company-owned restaurants, although we believe certain franchised restaurants mitigated some of the decline in same-store sales through greater price increases than those taken by Wendy’s Company-owned restaurants.

Arby’s North America franchised restaurant same-store sales were impacted by the same factors described above for Arby’s Company-owned restaurants, although Arby’s North America franchised restaurants in 2010 (1) were comparing to weaker 2009 sales levels than at Company-owned restaurants as a result of fewer in-store promotional discounts offered by franchisees during the 2009 third quarter, (2) participated in a higher level of local advertising than Company-owned restaurants, and (3) had a higher check average as a result of pricing and menu mix as compared to Company-owned restaurants.

Cost of Sales
Change

Wendy’s	3.1 % points
Arby’s	1.7 % points
Consolidated	2.2 % points

Wendy’s North America Company-owned restaurant cost of sales increased as a percent of sales in the 2010 third quarter as compared to the 2009 third quarter, primarily attributable to increases in food and paper costs and in occupancy, advertising, and other operating expenses.  Wendy’s food and paper costs were impacted by a 1.6% point increase due to higher commodity prices and product quality improvements.  The increase in food and paper costs as a percentage of sales was partially offset by the approximate 1% blended price increase taken primarily in late 2009.  As a percentage of sales, Wendy’s restaurant labor costs for the 2010 quarter were relatively flat as compared to the 2009 quarter due to the offsetting effects of (1) a 0.6% point increase due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs and (2) a 0.5% point decrease in incentive compensation expense.  The increase in occupancy, advertising, and other operating expenses for the Wendy’s brand was primarily due to a 1.1% increase in advertising expenses associated with the launch of the brand’s breakfast daypart in certain test markets.

As a percentage of sales, Arby’s North America Company-owned restaurant cost of sales increased in the 2010 quarter as compared to the 2009 quarter due to higher restaurant labor costs and higher occupancy, advertising, and other expenses, partially offset by a decrease in food and paper costs.  Restaurant labor costs and occupancy, advertising, and other operating expenses were mainly impacted by increases of 1.7% points and 1.5% points, respectively, due to the deleverage effect of the decline in Arby’s same-store sales without similar reductions in fixed and semi-variable costs excluding advertising.  The increase in Arby’s occupancy, advertising, and other operating costs was offset in part by a 0.5% point decrease in advertising expenditures.  The decrease in food and paper costs was comprised principally of a 2.6% point decrease related to certain in-store promotional discounts offered during the 2009 third quarter, which did not recur during the 2010 third quarter, partially offset by a 1.1% point increase in commodity costs.

General and Administrative
Change
(In Millions)

Provision for doubtful accounts	$2.2
Franchise incentives	1.5
Integration costs	(2.5)
Legal expenses	(2.3)
Other, net	1.1
$0.0

General and administrative expenses were unchanged compared to the same period in the prior year.  This was primarily related to (1) an increase in the provision for doubtful accounts primarily associated with the collectability of certain franchisee receivables and (2) an increase in franchise incentives for the Wendy’s remodeling program, which were offset primarily by (1) decreases in Wendy’s–related integration costs resulting from the completion of integration efforts in early 2010 and (2) a $2.5 million reduction in legal reserves for certain previously accrued legal matters.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(2.3)
Arby’s restaurants, primarily properties	(0.8)
General corporate	2.2
$(0.9)

The decrease in depreciation and amortization was primarily related to a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. The decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center at the Company’s corporate headquarters in Atlanta, Georgia.

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, primarily properties at underperforming locations	$20.6
Arby’s restaurants, primarily properties at underperforming locations	(8.7)
$11.9

As a result of a determination that there were events or changes in circumstances which indicated that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the third quarter of 2010 and recorded impairment charges primarily from certain underperforming Wendy’s restaurants.  These charges were partially offset by a decrease in Arby’s Company-owned restaurants impairment due to the level of impairment charges taken in prior periods.

Interest Expense
Change
(In Millions)

Wendy’s debt	$(4.4)
Wendy’s interest rate swaps	(0.3)
Term Loan	1.4
Tax-related interest	0.5
Other	0.2
$(2.6)

There were decreases in interest expense during the third quarter of 2010 as compared to the third quarter of 2009 due to (1) the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 as further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below and (2) a favorable impact of interest rate swaps on the Wendy’s 6.20% senior notes entered into during 2009.  These decreases were partially offset by increases in interest expense associated with other components of our indebtedness, primarily as a result of the Term Loan entered into in May 2010 and an increase in interest expense on uncertain tax positions and other tax matters.

Investment Income, Net

The decrease in investment income primarily related to net investment gains recognized in the third quarter of 2009 that did not recur in the third quarter of 2010. As of October 3, 2010, our investments include a joint venture investment and certain cost investments.

Benefit from (Provision for) Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(13.7)
Foreign tax credits, net of tax on foreign earnings	(3.5)
Other	(3.2)
$(20.4)

Our income taxes were impacted by variations in (loss) income before income taxes in the third quarter of 2010 and 2009 and the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the third quarter 2010 repatriation of foreign earnings.

Results of Operations

Nine Months Ended October 3, 2010 Compared with Nine Months Ended September 27, 2009 (In Millions)

	Nine Months Ended
	October 3,	September 27,	$	%
	2010	2009	Change	Change
Revenues:
Sales	$2,296.9	$2,395.5	$(98.6)	(4.1)%
Franchise revenues	278.8	284.4	(5.6)	(2.0)
	2,575.7	2,679.9	(104.2)	(3.9)
Costs and expenses:
Cost of sales	1,967.6	2,046.5	(78.9)	(3.9)
General and administrative	305.9	320.5	(14.6)	(4.6)
Depreciation and amortization	137.5	143.4	(5.9)	(4.1)
Impairment of long-lived assets	41.4	31.1	10.3	33.1
Facilities relocation and corporate restructuring	-	8.9	(8.9)	(100.0)
Other operating expense, net	4.0	2.2	1.8	81.8
	2,456.4	2,552.6	(96.2)	(3.8)
Operating profit	119.3	127.3	(8.0)	(6.3)

Interest expense	(104.5)	(89.7)	(14.8)	16.5
Loss on early extinguishment of debt	(26.2)	-	(26.2)	100.0
Investment income (expense), net	5.3	(3.9)	9.2	n/m
Other than temporary losses on investments	-	(3.9)	3.9	(100.0)
Other income, net	2.9	0.3	2.6	n/m
(Loss) income from continuing
operations before income taxes	(3.2)	30.1	(33.3)	n/m
Benefit from (provision for) income taxes	9.6	(11.9)	21.5	n/m
Income from continuing operations	6.4	18.2	(11.8)	(64.8)
Income from discontinued operations, net of income taxes	-	0.4	(0.4)	(100.0)
Net income	$6.4	$18.6	$(12.2)	(65.6)%

Restaurant statistics:
	First Nine Months 2010		First Nine Months 2009
Wendy’s same-store sales:
North America Company-owned restaurants	(2.0)%		(0.8)%
North America franchised restaurants	(0.6)%		0.5%
North America system wide	(0.9)%		0.2%

Arby’s same-store sales:
North America Company-owned restaurants	(9.9)%		(6.8)%
North America franchised restaurants	(7.3)%		(8.6)%
North America system wide	(8.2)%		(8.0)%

Sales:
Wendy’s	$1,495.6		$1,511.3
Arby’s	726.7		812.6
Bakery and kids' meal promotion items sold	74.6		71.6
Total sales	$2,296.9		$2,395.5

Cost of sales:
		% of Sales		% of Sales
Wendy’s
Food and paper	$479.4	32.1%	$488.5	32.3%
Restaurant labor	444.7	29.7%	455.7	30.2%
Occupancy, advertising and other operating costs	346.0	23.1%	346.8	22.9%
Total Wendy’s cost of sales	1,270.1	84.9%	1,291.0	85.4%

Arby’s
Food and paper	196.6	27.0%	225.3	27.7%
Restaurant labor	242.5	33.4%	254.1	31.3%
Occupancy, advertising and other operating costs	203.5	28.0%	221.3	27.2%
Total Arby’s cost of sales	642.6	88.4%	700.7	86.2%

Bakery and kids' meal promotion items sold to franchisees	54.9	n/m	54.8	n/m
Total cost of sales	$1,967.6	85.7%	$2,046.5	85.4%
Margin $
Wendy’s	$225.5	$220.3
Arby’s	84.1	111.9
Bakery and kids' meal promotion items sold to franchisees	19.7	16.8
Total margin	$329.3	$349.0

Restaurant margin %
Wendy’s	15.1%	14.6%
Arby’s	11.6%	13.8%
Total restaurant margin %	13.9%	14.3%

Franchise revenues:
Wendy’s	$222.6	$224.0
Arby’s	56.2	60.4
Total franchise revenues	$278.8	$284.4

Depreciation and amortization:
Wendy’s	$85.7	$96.7
Arby’s	41.0	42.5
Corporate	10.8	4.2
Total depreciation and amortization	$137.5	$143.4

Impairment of long-lived assets:
Wendy’s	$21.4	$1.0
Arby’s	20.0	27.9
Corporate	-	2.2
Total impairment of long-lived assets	$41.4	$31.1

Other operating expense, net:
Wendy’s	$2.9	$1.2
Arby’s	1.2	-
Corporate	(0.1)	1.0
Total other operating expense, net	$4.0	$2.2

Operating profit (loss):
Wendy’s (a)	$157.4	$155.4
Arby’s	(22.3)	(3.9)
Corporate	(15.8)	(24.2)
Total operating profit:	$119.3	$127.3

(a) Wendy’s “Operating profit (loss)” includes the margin dollars for the Bakery and kids’ meal promotion items sold to franchisees.

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	4	43	47
Closed	(2)	(32)	(34)
Sold to franchisees	(2)	2	-
Restaurant count at October 3, 2010	1,391	5,163	6,554

Arby’s restaurant count:
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	31	31
Closed	(12)	(75)	(87)
Sold to franchisees	(11)	11	-
Restaurant count at October 3, 2010	1,146	2,516	3,662

Total Wendy’s/Arby’s restaurant count at October 3, 2010	2,537	7,679	10,216

Sales
Change
(In Millions)

Wendy’s	$(15.7)
Arby’s	(85.9)
Bakery and kids’ meal promotion items sold to franchisees	3.0
$(98.6)

The overall decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales of 2.0% and 9.9%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by the same generally negative economic trends and competitive pressures described above and in our Form 10-K, as well as severe winter weather in February 2010.

Wendy’s North America Company-owned same-store sales decreased 2.0%, of which 2.1% was due to a decrease in the number of U.S. customer transactions in the first nine months of 2010 as compared to the first nine months of 2009 which was partially offset by (1) an approximate 1% blended price increase taken primarily in late 2009 and (2) a $19.6 million positive impact from foreign currency translation for the nine months ended October 3, 2010 as compared to the same period in 2009.  Wendy’s locations sold or closed during or subsequent to the nine months ended September 27, 2009 generated $10.7 million of sales in that 2009 period, which was partially offset by sales of $4.8 million in the first nine months of 2010 from new stores opened subsequent to the third quarter of 2009.

Arby’s North America Company-owned same-store sales were impacted by the effects of (1) a decline of approximately 1.0% in same-store sales due to a new product introduction in the 2009 first quarter, which did not recur in 2010, (2) a decrease of approximately 1.3% due to certain in-store promotional discounts offered during the nine months ended September 27, 2009, which did not recur in 2010, (3) a decrease of 8.9% in our average per customer check amount primarily as a result of the expansion in 2010 of Arby’s everyday value strategy, and (4) a reduction in advertising expenditures.  Arby’s locations sold or closed during or subsequent to the nine months ended September 27, 2009 generated $7.1 million of sales in that 2009 period, which was partially offset by sales of $6.0 million in the first nine months of 2010 from stores acquired from a franchisee subsequent to the third quarter of 2009.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(1.4)
Arby’s	(4.2)
$(5.6)

The overall decrease in franchise revenues for Wendy’s and Arby’s North America franchised restaurants was primarily due to the same factors discussed above for the third quarter 2010.

Cost of Sales
Change

Wendy’s	(0.5) % points
Arby’s	2.2 % points
Consolidated	0.3 % points

The decrease in Wendy’s North America Company-owned restaurant cost of sales as a percentage of sales in the first nine months of 2010 as compared to the first nine months of 2009 was primarily attributable to decreases in food and paper costs of 0.3% points and in restaurant labor costs of 0.4% points.  The decrease in food and paper costs as a percentage of sales was primarily due to a 0.4% point decline in food costs from the approximate 1% blended price increase taken primarily in late 2009.  The overall decrease in food and paper costs as a percentage of sales was partially offset by an increase of 0.5% points in commodity costs.  Wendy’s restaurant labor costs decreased as compared to the first nine months of 2009 due to a 0.6% point decrease in incentive compensation expense, mostly offset by a 0.4% point increase due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs.  There are no other individually significant factors comprising the remaining declines in Wendy’s food and paper and restaurant labor costs.

As a percentage of sales, Arby’s North America Company-owned restaurant cost of sales increased in the first nine months of 2010 as compared to the first nine months of 2009 due to higher restaurant labor costs and higher occupancy, advertising, and other expenses, partially offset by a decrease in food and paper costs.  Restaurant labor costs and occupancy, advertising, and other operating expenses were mainly impacted by increases of 1.8% points and 1.5% points, respectively, due to the deleverage effect of the decline in Arby’s same-store sales without similar reductions in fixed and semi-variable costs excluding advertising.  The increase in Arby’s occupancy, advertising, and other operating costs was offset in part by a 1.0% point decrease in advertising expenditures.  The decrease in food and paper costs was comprised principally of a 1.1% point decrease related to certain in-store promotional discounts offered during the first nine months of 2009, which did not recur during the first nine months of 2010, partially offset by a 0.5% point increase in commodity costs.

General and Administrative
Change
(In Millions)

Compensation	$(6.5)
Integration costs	(6.2)
Incentive compensation	(4.8)
Legal fees	(3.7)
Services agreement	(2.8)
SSG co-op agreement	4.9
Severance	3.2
Provision for doubtful accounts	3.2
Other, net	(1.9)
$(14.6)

The decrease in general and administrative expenses was primarily related to (1) reductions in staffing at our shared services center in Atlanta, Georgia, (2) decreases in Wendy’s–related integration costs resulting from the completion of integration efforts in early 2010, (3) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (4) a $2.8 million reduction in legal reserves for certain previously accrued legal matters, and (5) decreases in fees under our related party services agreement that was renegotiated in June 2009. The decreases were partially offset by (1) an increase related to the formation of the SSG in 2010 as discussed above in “Introduction and Executive Overview – Related Party Transactions,” (2) severance costs related to the termination of certain senior Arby’s executives, and (3) an increase in the provision for doubtful accounts primarily associated with the collectability of certain franchisee receivables.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(11.0)
Arby’s restaurants, primarily properties	(1.5)
General corporate	6.6
$(5.9)

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

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, primarily properties at underperforming locations	$20.4
Arby’s restaurants, primarily properties at underperforming locations	(7.9)
Corporate – aircraft	(2.2)
$10.3

As a result of a determination that there were events or changes in circumstances which indicated that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the third quarter of 2010 and recorded impairment charges primarily from certain underperforming Wendy’s restaurants. These charges were offset by (1) a decline in Arby’s Company-owned restaurants impairment due to the level of impairment charges taken in prior periods and (2) the impairment of one of our corporate aircraft classified as held for sale in the 2009 second quarter which was subsequently sold in July 2009.

Interest Expense
Change
(In Millions)

10% senior notes	$29.8
Term Loan	1.0
Amortization of deferred financing costs	(6.1)
Wendy’s debt	(5.7)
Wendy’s interest rate swaps	(5.4)
Other	1.2
$14.8

The increase in interest expense was principally affected by (1) interest on the Wendy’s/Arby’s Restaurants 10% senior notes issued in June 2009 and (2) the difference in interest expense between the comparable outstanding principal during the nine months in 2010 and 2009 under the Term Loan issued in May 2010 and the Arby’s credit agreement as partially offset by the lower effective interest rate of the Term Loan as compared to the Arby’s credit agreement.  The increase in interest expense was partially offset by (1) the effect of the 2009 first half write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement, (2) the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 as further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below, and (3) a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010. This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the second quarter of 2010.

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

Investment Income, Net
Change
(In Millions)

DFR Notes	$4.2
Early withdrawal fee	5.5
Recognized net gains	(1.0)
Other	0.5
$9.2

The increase in investment income primarily related to (1) the recognition of income on the DFR Notes as discussed above in “Introduction and Executive Overview – DFR Notes,” and (2) an early withdrawal fee incurred in the first nine months of 2009 that did not recur in the first nine months of 2010.  These increases were partially offset by net investment gains recognized in the prior year that did not recur in the first nine months of 2010.  As of October 3, 2010, our remaining investments include a joint venture investment and certain cost investments.

Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the 2009 first nine months, we recorded other than temporary losses of $3.9 million attributable primarily to the decline in fair value of certain of our available for sale securities and three of our cost investments. We did not recognize any other than temporary losses on our remaining investments during the 2010 first nine months.

Benefit from (Provision for) Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(11.9)
Foreign tax credits, net of tax on foreign earnings	(3.5)
Valuation allowance reduction	(2.5)
Other	(3.6)
$(21.5)

Our income taxes were impacted by variations in (loss) income before income taxes in the first nine months of 2010 and 2009, the tax benefit of foreign tax credits, net of tax on foreign earnings resulting from the third quarter 2010 repatriation of foreign earnings, and by a reduction in valuation allowances related to state tax matters.

Outlook for the Remainder of 2010

There are no material changes to the outlook for 2010 as discussed in our Form 10-K except that restaurant margins for both of our brands will be somewhat negatively impacted by the continuing effect of increases in the cost of commodities experienced during the third quarter of 2010 as described above in “Cost of sales.”

In addition, we anticipate that the decline in average per customer check amount at Arby’s Company-owned restaurants as described above in “Sales” will be in part offset in the fourth quarter by an increase in customer transactions.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $167.4 million for the nine months ended October 3, 2010 as compared to $251.3 million for the same period in 2009.  The significant components, which accounted for the overall decrease in net cash provided by operating activities of $83.9 million for the first nine months of 2010 as compared to the first nine months of 2009 were as follows:

Change
(In Millions)

Accrued expenses and other current liabilities:
Interest	$(37.9)
Incentive compensation	(33.3)
Funding of QSCC start-up costs	(11.8)
Income taxes	(2.9)
Accounts payable	40.5
Net income, net of non-cash adjustments	(32.1)
Other, net	(6.4)
$(83.9)

The net decrease in the comparative operating cash flow principally resulted from an increase in (1) interest payments in the first nine months of 2010 primarily due to the interest payments in January and July 2010 on the Wendy’s/Arby’s Restaurants 10% senior notes, partially offset by an increase in interest expense accruals, (2) amounts paid under the Company’s incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, combined with a decrease in amounts accrued in 2010 due to lower operating performance as compared to plan in 2010 versus 2009, (3) funding for start-up costs and other operating expenses paid to QSCC, and (4) income tax payments combined with a decrease in income tax accruals primarily due to variations in (loss) income before income taxes in the first nine months of 2010 and 2009.  These changes were partially offset by the net impact of the following, which affected accounts payable: (1) a reduction in the amounts payable to the Wendy’s national advertising cooperative in the first nine months of 2010 as compared to the same period in 2009 due to changes in the timing and nature of amounts due, (2) a decrease in the number and amount of non-recurring items more typically included in accounts payable rather than accrued expenses, and (3) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales, for the first nine months of 2010 as compared to the first nine months of 2009.

We expect continued positive cash flows from operating activities during the remainder of 2010.

Additionally, for the nine months ended October 3, 2010, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds from the Term Loan of $497.5 million;
•	Repayment of $250.8 million of Wendy’s/Arby’s Restaurants amended senior secured term loan;
•	Payment of $215.0 million, including a premium of $15.0 million, to redeem the Wendy’s 6.25% senior notes;
•	Repurchases of common stock of $173.5 million, including commissions of $0.7 million, and $5.8 million of 2009 repurchases that were not settled until 2010;
•
Cash capital expenditures totaling $94.7 million, which included $30.7 million for the remodeling of restaurants, $6.1 million for the construction of new restaurants, and $8.0 million for software purchases. The remaining capital expenditures were primarily related to various technology projects and store maintenance capital expenditures;

•	Proceeds of $30.8 million, excluding interest, from the repayment and cancellation of the DFR Notes;
•	Deferred financing costs of $16.3 million; and
•	Dividend payments of $19.3 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $72.1 million.

Sources and Uses of Cash for the Remainder of 2010

Our anticipated consolidated cash requirements for the remainder of 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $50.3 million, which would result in total cash capital expenditures for the year of approximately $145 million;
•	Quarterly cash dividends aggregating up to approximately $8.4 million as discussed below in “Dividends”;
•	Scheduled debt principal repayments aggregating $4.4 million;
•	Potential repurchases of common stock of up to $250.0 million under the currently authorized stock buyback program;
•	Scheduled payments of $2.9 million pursuant to the QSCC and SSG co-op agreements; and
•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Long-term Debt

The following is an explanation of changes in certain debt obligations since January 3, 2010, as discussed in our Form 10-K:

Credit Agreement

On May 24, 2010, Wendy’s/Arby’s Restaurants, a direct wholly-owned subsidiary of the Company, entered into a $650.0 million Credit Agreement, which includes a $500.0 million Term Loan and a $150.0 million Credit Facility. The Credit Agreement contains provisions for an uncommitted increase of up to $300.0 million principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497.5 million. The $2.5 million discount is being accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments which commenced on September 30, 2010 equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 5.0% as of October 3, 2010.

Wendy’s/Arby’s Restaurants incurred approximately $16.4 million in costs related to the Credit Agreement, which is being amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253.8 million of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds are expected to be used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010, related to the repayment of debt from the proceeds from the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio, and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of October 3, 2010.

The indentures that govern Wendy’s 6.20% Senior Notes and 7% Debentures (the “Wendy’s Notes”) contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of October 3, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of October 3, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Convertible Notes

On June 17, 2010, we repurchased the remaining 5% convertible notes (the “Convertible Notes”) for $2.1 million, including accrued interest. The Convertible Notes were repurchased at a price of 100% of their principal amount plus accrued interest.

Interest Rate Swaps

In connection with the redemption of the Wendy’s 6.25% senior notes discussed above under “Credit Agreement,” we cancelled four interest rate swaps with notional amounts totaling $175.0 million that had swapped the fixed rate interest rates on these senior notes for floating rates.  We recognized a gain on the cancellation of $1.9 million in the second quarter of 2010, which is included in “Interest expense.”

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

Dividends

On March 15, 2010, June 15, 2010 and September 15, 2010, we paid quarterly cash dividends of $0.015 per share on our Common Stock, aggregating $19.3 million. On November 11, 2010, we declared dividends of $0.02 per share to be paid on December 15, 2010 to shareholders of record as of December 1, 2010. As a result of this dividend declaration, our total cash requirement for dividends for the fourth quarter of 2010 will be approximately $8.4 million. We currently intend to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

As of January 3, 2010, our Board of Directors authorized the repurchase of up to a total of $125.0 million of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. On January 27, 2010, March 22, 2010 and May 27, 2010, our Board of Directors authorized the repurchase of up to an additional $75.0 million, $50.0 million and $75.0 million, respectively, of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. As of October 3, 2010, we had repurchased 52.3 million shares for an aggregate purchase price of $245.5 million, excluding commissions of $1.0 million.

On November 11, 2010, our Board of Directors authorized the extension of the current stock repurchase program through January 1, 2012 and authorized the repurchase of up to an additional $170.0 million of our Common Stock, bringing the total amount currently authorized to approximately $250.0 million.  The stock repurchase program will allow the Company to make repurchases as market conditions warrant and to the extent legally permissible.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are set forth in our Form 10-K.  As further described therein, the Company operates in two business segments consisting of its two restaurant brands; Wendy’s and Arby’s.  Each segment includes Company-owned restaurants and franchise operations which have been considered to be separate reporting units for purposes of assessing goodwill impairment.  Substantially all Wendy’s goodwill ($865.0 million at October 3, 2010) relates to Wendy’s franchise operations.  Arby’s goodwill of $17.6 million relates entirely to Arby’s franchise operations.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, using a two-step process. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we make regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

During the third quarter of 2010, we performed an interim goodwill impairment assessment as a result of a sustained decline in the market value of our stock.  Our analysis evaluated the estimated fair value of each reporting unit relative to its carrying value based on a combination of the income and the market approach.  As a result of our interim test, we concluded that the fair value of each of Wendy’s and Arby’s reporting units exceeded their carrying amounts and no impairment of goodwill was therefore indicated.

The estimated fair value of our reporting units are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future periods.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of October 3, 2010 our long-term debt, including current portion, aggregated $1,577.6 million and consisted of $871.5 million of fixed-rate debt, $496.4 million of variable interest rate debt, and $209.7 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of $496.4 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2017 (the “Term Loan”). The interest rate on the Term Loan is based on the Eurodollar rate, which has a floor of 1.50%, plus 3.50%, or a base rate, which has a floor of 2.50%, plus 2.50%. Since the inception of the Term Loan and as of October 1, 2010, we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 5.0% as of October 3, 2010.

Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 and the first quarter of 2010 with notional amounts totaling $186.0 million and $39.0 million, respectively, that swap the fixed rate interest rates on the Wendy’s 6.20% senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges.  At October 3, 2010, the fair value of our Interest Rate Swaps was $13.9 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Credit Risk

Our credit risk as of January 3, 2010 included the Deerfield Capital Corp. (“DFR”) Notes (“DFR Notes”), which we received in late fiscal 2007 in connection with the sale of our majority capital interest in Deerfield & Company (the “Deerfield Sale”).

On June 9, 2010, pursuant to a March 2010 agreement between the Company and DFR, we received cash proceeds of $30.8 million in consideration for the repayment and cancellation of the DFR Notes we received in December 2007 in connection with the Deerfield Sale to DFR. Additional information on the DFR Notes and the Deerfield Sale is discussed in our Form 10-K. The proceeds represented 64.1% of the $48.0 million aggregate principal amount of the DFR Notes.

During the fourth quarter of 2008, we recognized an allowance for collectability of $21.2 million to reduce the then carrying amount of the DFR Notes to $25.0. As a result, we recognized income of $4.9 million during the nine months ended October 3, 2010, as the repayment proceeds exceeded the carrying value of the DFR Notes. This gain is included in “Investment income (expense), net.”

Overall Market Risk

Our overall market risk as of October 3, 2010 with the exception of our equity investment in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. is not material. As of October 3, 2010, our $98.3 million investment in TimWen was classified in our unaudited condensed consolidated balance sheet as as follows (in millions):

Type	At Cost	At Fair Value (a)	Carrying Value

Non-current equity investment (b)	$ 82.7	$ 98.3	$ 98.3

(a)	There can be no assurance that we would be able to realize this amount.
(b)	The company believes that the fair value of our equity interest in TimWen is at least equal to its carrying value as there have been no indications of its impairment.

Our investment in TimWen is accounted for in accordance with the equity method of accounting since we have significant influence over the investees and our results of operations include our share of the income or loss of the investees.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at October 3, 2010 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of October 3, 2010, we did not hold any market-risk sensitive instruments which were entered into for trading purposes. As such, the table below reflects the risk for those financial instruments entered into as of October 3, 2010 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Non-current equity investment	$98.3	$-	$(9.8)	$(9.8)
Interest Rate Swaps	13.9	(8.2)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(496.4)	(31.8)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(871.5)	(119.8)	-	-

The sensitivity analysis of financial instruments held at October 3, 2010 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at October 3, 2010 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our non-current equity investment in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

As of October 3, 2010, we had amounts of both fixed-rate debt and variable interest rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $871.5 million of fixed-rate debt and not on our financial position or our results of operations. However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt. The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $225.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements increase. The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable interest rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $496.4 million of variable interest rate long-term debt outstanding as of October 3, 2010. Our variable interest rate long-term debt outstanding as of October 3, 2010 had a weighted average remaining maturity of approximately six years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 3, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 3, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.                      OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; compliance with covenants contained in agreements governing our indebtedness, adequacy of capital resources and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s and Arby’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s or Arby’s or their respective supply chains;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•
the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•
changes in consumer tastes and preferences, such as concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu;”

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

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s and Arby’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $4.5 million as of October 3, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Forms 10-Q for the quarters ended April 4, 2010 and July 4, 2010.

Our financial results are affected by the operating results of franchisees.

As of October 3, 2010, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for our franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as are currently being experienced by a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

As of October 3, 2010, there were approximately 500 Arby’s franchised restaurants with amounts payable to our subsidiary Arby’s Restaurant Group, Inc. (“ARG”) for royalties, rent and/or other fees that were at least 60 days past due.  The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 33 in the number of franchised restaurants for fiscal 2009 and for the nine months ended October 3, 2010, respectively.  During those periods 74 and 75 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow as a result of the deteriorating financial condition of some of our franchisees. Franchisee financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of national and local advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s system in which we have voting interests of less than 50%, previously entered into a revolving loan agreement with ARG pursuant to which ARG provided revolving loans up to $14.5 million.  During the third quarter of 2010, the parties agreed in principle to terms that extend the maturity to March 2012 with revolving loans up to $14.0 million bearing interest at 7.5%.  As of October 3, 2010, the outstanding balance under this agreement was $5.8 million and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2010:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July 5, 2010 through August 8, 2010	95,503	$4.11	-	$79,517,373
August 9, 2010 through September 5, 2010	-	-	-	$79,517,373
September 6, 2010 through October 3, 2010	1,700	4.57	-	$79,517,373
Total	97,203	$4.12	-	$79,517,373

(1)
Includes 97,203 shares reacquired by the Company from holders of restricted stock awards to satisfy tax withholding requirements. The shares were valued at the average of the high and low trading prices of our Common Stock on the vesting date of such awards.

(2)
On January 27, 2010, March 22, 2010 and May 27, 2010, our Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $75.0 million, $50.0 million and $75.0 million, respectively, of our Common Stock.

On November 11, 2010, our Board of Directors authorized the extension of the current stock repurchase program through January 1, 2012 and authorized the repurchase of up to an additional $170.0 million of our Common Stock, bringing the total amount currently authorized to approximately $250.0 million.  The stock repurchase program will allow the Company to make repurchases as market conditions warrant and to the extent legally possible.

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
____________________
*      Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: November 12, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 12, 2010	By: /s/ Steven B. Graham
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