Form 10-K
period 2011-01-02
WENDY'S/ARBY'S GROUP, INC.; Wendy's/Arby's Restaurants, LLC
filed 2011-03-03
CIK 30697, 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 2, 2011
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

WENDY’S/ARBY’S GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)
Commission File Number 1-2207

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

WENDY’S/ARBY’S RESTAURANTS, LLC.
(Exact Name of Registrant as Specified in its Charter)
Commission File Number 333-161613

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, Georgia	30338
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (678) 514-4100
------------------------
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Wendy’s/Arby’s Group, Inc.	☒Yes □No
Wendy’s/Arby’s Restaurants, LLC	□Yes ☒No

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Wendy’s/Arby’s Group, Inc.	□Yes ☒No
Wendy’s/Arby’s Restaurants, LLC	☒Yes □No

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Wendy’s/Arby’s Group, Inc.	☒Yes □No
Wendy’s/Arby’s Restaurants, LLC	□Yes ☒No*

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Wendy’s/Arby’s Group, Inc.	☒Yes □No
Wendy’s/Arby’s Restaurants, LLC	□Yes □No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of "large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Wendy’s/Arby’s Group, Inc.
Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □	Smaller reporting company □

Wendy’s/Arby’s Restaurants, LLC
Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☒	Smaller reporting company □

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Act).  □Yes ☒No

The aggregate market value of common equity held by non-affiliates of Wendy’s/Arby’s Group, Inc. as of July 2, 2010 was approximately $1,250,922,364.  As of February 25, 2011, there were 419,005,869 shares of Wendy’s/Arby’s Group, Inc. Common Stock outstanding.

As a limited liability company, Wendy’s/Arby’s Restaurants, LLC does not issue common stock but has one member’s interest issued and outstanding.  Wendy’s/Arby’s Restaurants, LLC’s sole member is Wendy’s/Arby’s Group, Inc.  There is no aggregate market value for Wendy’s/Arby’s Restaurants, LLC member’s interest as of February 25, 2011.

Wendy’s/Arby’s Restaurants, LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

*      Wendy’s/Arby’s Restaurants, LLC has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from Wendy’s/Arby’s Group, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 2, 2011.

2

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed separately by Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a direct 100% owned subsidiary holding company of Wendy’s/Arby’s. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us” and “our” refers to Wendy’s/Arby’s together with its direct and indirect subsidiaries, including Wendy’s/Arby’s Restaurants. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

The principal subsidiaries of Wendy’s/Arby’s Restaurants are Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s”) and their subsidiaries.  Substantially all of the operating results of Wendy’s/Arby’s are derived from the operating results of Wendy’s/Arby’s Restaurants, except expenses of Wendy’s/Arby’s.  Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in the Annual Report on Form 10-K.  Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation.  In addition, separate financial statements for each company are included in Item 8, “Financial Statements and Supplementary Data.”

PART 1
Special Note Regarding Forward-Looking Statements and Projections

This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Companies may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Companies.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	uncertainty regarding the outcome of the Companies’ exploration of strategic alternatives for the Arby’s brand and its impact on the Companies’ businesses;

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s® and Arby’s® restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s or Arby’s or their respective supply chains;

•
consumer concerns over nutritional aspects of beef, poultry, French fries or other products we sell, or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu”;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, with a significant number of Arby’s franchisees having experienced a prolonged period of declining sales and profitability, the timely payment of such franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, government-mandated health care benefits, tax legislation and menu-board labeling requirements;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets due to deteriorating operating results;

•	the effects of war or terrorist activities; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We assume no obligation to update any forward-looking statements after the date of this Form 10-K as a result of new information, future events or developments, except as required by federal securities laws.  In addition, it is our policy generally not to endorse any projections regarding future performance that may be made by third parties.

Item 1.    Business.

Introduction

Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) is the parent company of its 100% owned subsidiary holding company Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”).  Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively.  As used in this report, unless the context requires otherwise, the term “Companies” refers to Wendy’s/Arby’s and its direct and indirect subsidiaries, including Wendy’s/Arby’s Restaurants.

As of January 2, 2011, the Wendy’s restaurant system was comprised of 6,576 restaurants, of which 1,394 were owned and operated by the Companies.  As of January 2, 2011, the Arby’s restaurant system was comprised of 3,649 restaurants, of which 1,144 were owned and operated by the Companies.  References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants.  Wendy’s/Arby’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994.  Effective September 29, 2008, in conjunction with the merger with Wendy’s, Wendy’s/Arby’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc.  The Companies’ principal executive offices are located at 1155 Perimeter Center West, Atlanta, Georgia 30338, and their telephone number is (678) 514-4100.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as the Wendy’s/Arby’s annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our website address is www.wendysarbys.com.  Information contained on that website is not part of this Annual Report on Form 10-K.

Merger with Wendy’s

On September 29, 2008, Triarc and Wendy’s completed their previously announced merger (the “Wendy’s Merger”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock for each Wendy’s common share owned.

In the Wendy’s Merger, approximately 377,000,000 shares of Wendy’s/Arby’s Class A common stock were issued to Wendy’s shareholders.  The merger value of approximately $2.5 billion for financial reporting purposes is based on the 4.25 conversion factor of the Wendy’s outstanding shares as well as previously issued restricted stock awards, both at a value of $6.57 per share which represented the average closing market price of Triarc Class A common stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of Wendy’s/Arby’s outstanding Class A common stock immediately following the Wendy’s Merger.  In addition, effective on the date of the Wendy’s Merger, Wendy’s/Arby’s Class B common stock was converted into Class A common stock.  In connection with the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, Class A common stock was redesignated as “Common Stock.”

The Wendy’s and Arby’s brands continue to operate independently, with headquarters in Dublin, Ohio and Atlanta, Georgia, respectively.  A consolidated support center is based in Atlanta, Georgia and oversees all public company responsibilities, as well as other shared service functions.

Fiscal Year

The Companies use a 52/53 week fiscal year convention whereby their fiscal year ends each year on the Sunday that is closest to December 31 of that year.  Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, including 2009, the fourth quarter represents a 14-week period.

Business Segments

We operate in two business segments, Wendy’s and Arby’s. See Note 27 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to our business segments and geographic areas.

The Wendy’s Restaurant System

Wendy’s is the third largest restaurant franchising system in the United States specializing in the hamburger sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Wendy’s is the fourth largest quick service restaurant chain in the United States.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food.  At January 2, 2011, there were 6,576 Wendy’s restaurants in operation in North America and in 22 foreign countries (other than Canada) and United States territories.  Of these restaurants, 1,394 were operated by Wendy’s and 5,182 by a total of 490 franchisees.   See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) sales of bakery items and kids’ meal promotional items to franchisees and others; and (3) franchise royalties received from all Wendy’s franchised restaurants.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with Tim Hortons Inc.   The joint venture owns Wendy’s/Tim Hortons combo units in Canada.  As of January 2, 2011, there were 105 Wendy’s restaurants in operation that were owned by the joint venture.  The Tim Hortons menu includes premium coffee, flavored cappuccinos, specialty teas, home-style soups, fresh sandwiches and fresh baked goods.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969.  During 2010, Wendy’s opened 9 new company-owned restaurants and closed 4 generally underperforming company-owned restaurants.  In addition, Wendy’s sold 2 company-owned restaurants to its franchisees.  During 2010, Wendy’s franchisees opened 69 new restaurants and closed 39 generally underperforming restaurants. In 2009, 71 franchised restaurants were closed in Japan at year-end upon the expiration of the related franchise agreement.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2008 to 2010:

	2010	2009	2008
Restaurants open at beginning of period	6,541	6,630	6,645
Restaurants opened during period	78	63	97
Restaurants closed during period	(43)	(152)	(112)
Restaurants open at end of period	6,576	6,541	6,630

During the period from December 31, 2007, through January 2, 2011, 238 Wendy’s restaurants were opened and 307 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments.  Wendy’s menu also includes chicken nuggets, chili, baked and French fried potatoes, freshly prepared salads, soft drinks, milk, Frosty™ desserts, floats and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.  Wendy’s has tested breakfast in certain markets and plans to expand its breakfast initiative in 2011.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room.  The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 64.9%, 64.6%, and 63.8% in 2010, 2009, and 2008 respectively.

Wendy’s strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, continual in-service training of employees, restaurant operational audits and field visits from Wendy’s supervisors.  In the case of franchisees, field visits are made by Wendy’s personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with Wendy’s specifications.

Generally, Wendy’s does not sell food or supplies, other than sandwich buns and kids’ meal toys, to its franchisees. However, prior to 2010, Wendy’s arranged for volume purchases of many food and supply products.  Commencing in 2010, the purchasing function was transferred to a new purchasing co-op as described below in “Raw Materials and Purchasing.”

The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, is a producer of buns for some Wendy’s restaurants, and to a lesser extent for other outside parties, including one distributor to the Arby’s system.  At January 2, 2011, the Bakery supplied 709 restaurants operated by Wendy’s and 2,551 restaurants operated by franchisees. As of that date, the Bakery also directly supplied 10 Arby’s restaurants on a test basis. The Bakery also manufactures and sells some products to customers in the grocery and other food service businesses.

Raw Materials and Purchasing

As of January 2, 2011, 5 independent processors (6 total production facilities) supplied all of Wendy’s hamburger in the United States.  In addition, 5 independent processors (7 total production facilities) supplied all of Wendy’s chicken in the United States.

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

During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”).  QSCC manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s North America supply chain.  The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s.  In order to facilitate the orderly transition of the 2010 purchasing function for North America operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s was required to pay $15.5 million to QSCC over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves.  In addition to the initial funding by Wendy’s, since the third quarter of 2010 all QSCC members (including Wendy’s) began paying sourcing fees on products sourced through QSCC.  Such sourcing fees will be the primary means of funding QSCC’s operations after the initial funding by Wendy’s is completed.

During the 2010 second quarter, QSCC and ARCOP, Inc. (“ARCOP”), Arby’s independent purchasing cooperative, in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (“SSG”).  SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Companies’ North America operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010.  Wendy’s/Arby’s Restaurants had committed to pay approximately $5.2 million of SSG expenses, which was expensed in 2010 and was to be paid over a 24 month period through March 2012. We made payments of $2.0 million in 2010.

Should a sale of Arby’s occur as discussed in “The Arby’s Restaurant System” herein, under the change of control provisions in the agreement that established SSG, the activities of SSG would be wound up.  In the wind up process, the assets, personnel and functions of SSG would be transferred to QSCC and ARCOP as such parties and Wendy’s/Arby’s Restaurants agree.  In contemplation of a possible sale, the parties are in discussion regarding the dissolution of SSG and transferring SSG’s assets, personnel and functions to QSCC and ARCOP.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®.  Wendy’s believes that these and other related marks are of material importance to its business.  Domestic trademarks and service marks expire at various times from 2011 to 2020, while international trademarks and service marks have various durations of 10 to 15 years.  Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

Wendy’s entered into an Assignment of Rights Agreement with the company’s founder, R. David Thomas, and his wife dated as of November 5, 2000 (the “Assignment”).  Wendy’s had used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years. With the efforts and attributes of Mr. Thomas, Wendy’s has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the United States and throughout North America and a valuable asset for both Wendy’s and Mr. Thomas’ estate. Under the terms of the Assignment, Wendy’s acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area.  The quick-service restaurant segment is highly competitive and includes well-established competitors such as McDonald’s®, Burger King®, Taco Bell®, Kentucky Fried Chicken® and Arby’s®.  Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets)

depending on competitive pricing and the local cost structure.  Wendy’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

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

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads and there are several emerging restaurant chains featuring high quality food served at in-line locations.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

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

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which include beef, poultry, pork, buns, French fries, Frosty™ dessert ingredients, and produce. Animal welfare audits are also conducted every year at all beef, poultry, and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures.  In addition to our facility audit program, weekly samples of beef, poultry, and other core menu products from our distribution centers are randomly sampled and analyzed by a third party laboratory to test conformance to our quality specifications.  Each year, Wendy’s representatives conduct unannounced inspections of all company and franchise restaurants to test conformance to our sanitation, food safety, and operational requirements.  Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

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

Franchised Restaurants

As of January 2, 2011, Wendy’s franchisees operated 5,182 Wendy’s restaurants in 49 states, Canada and 22 other countries and United States territories.

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

Wendy’s has announced a program to encourage the development of new restaurants in the United States.  Under the program, provided certain conditions are met, the technical assistance fee for franchised restaurants opened from April 2011 through December 2013 will be reduced to $15,000, and royalties paid on sales from those restaurants will be reduced to 2% for the first 12 months and to 3% for the second 12 months.  After 24 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the franchise agreement.

Wendy’s currently does not offer any financing arrangements, or enter into guarantees of financing arrangements, to franchisees seeking to build new franchised units. However, Wendy’s had previously made such financing available to qualified franchisees and Wendy’s had guaranteed payment on a portion of the loans made by third-party lenders to those franchisees.

Effective February 2011, certain lenders are offering financing to Wendy’s United States franchisees to purchase new equipment and smallwares and modify other equipment needed to implement Wendy’s new hamburger product roll out.  Wendy’s has agreed to subsidize a portion of the interest that would otherwise be payable by the franchisees participating in this financing program.  The financing program is expected to end in September 2011.

See “Management Discussion and Analysis – Liquidity and Capital Resources – Guarantees and Other Contingencies” in Item 7 herein, for further information regarding guarantee obligations.

Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  Wendy’s monitors franchisee operations and inspects restaurants periodically to ensure that required practices and procedures are being followed.

See Note 5 and Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally on network and cable television programs, including nationally televised events.  Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns.  Separate national advertising funds are administered for Wendy’s United States and Canadian locations.  Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales.  In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs.  Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement.  Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system.  Currently the contribution rate for United States and Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising.

See Note 26 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of January 2, 2011, Wendy’s had 136 company-owned and 232 franchised restaurants in Canada and 325 franchised restaurants in 22 other countries and U.S. territories.  Wendy’s is aggressively pursuing international development opportunities.  Since the second quarter of 2009, new development agreements have been announced for Wendy’s locations in Singapore, Trinidad and Tobago and 8 other eastern Caribbean countries, Argentina, and the Philippines and dual branded Wendy’s and Arby’s locations in the United Arab Emirates and 11 other countries in the Middle East and North Africa, and the Russian Federation.  In March 2011, Wendy’s also announced that it had entered into a joint venture to develop Wendy’s restaurants in Japan.  Wendy’s has granted development rights in the certain countries and U. S. territories listed under Item 2 of this Form 10-K.

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada.  The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site.  The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions.  The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater.  The agreement also typically requires that the franchisee pay WROC a technical assistance fee.  The standard technical assistance fee is currently C$35,000 for each restaurant.

Franchisees who wish to operate Wendy’s restaurants outside the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions.  The agreements license the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location.  Generally, the franchisee pays Wendy’s a technical assistance fee or an other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant.  In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule.  In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant fee.  In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

Wendy’s also continually evaluates non-franchise opportunities for development of Wendy’s restaurants in international markets, including through joint ventures with third parties and opening company-owned restaurants.

The Arby’s Restaurant System

Arby’s is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Arby’s is the second largest sandwich chain restaurant in the United States.  In January 2011, Wendy’s/Arby’s announced that it is exploring strategic alternatives for the Arby’s brand, including a sale of the brand.

As the franchisor of the Arby’s restaurant system, Arby’s, through its subsidiaries, owns and licenses the right to use the Arby’s brand name and trademarks in the operation of Arby’s restaurants.  Arby’s provides Arby’s franchisees with services designed to increase both the revenue and profitability of their Arby’s restaurants.  The most important of these services are providing strategic leadership for the brand, product development, quality control, operational training and counseling regarding site selection.

At January 2, 2011, there were 3,649 Arby’s restaurants in operation in North America and in 3 foreign countries (other than Canada).  Of these restaurants, 1,144 were operated by Arby’s and 2,505 by a total of 460 franchisees. See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries.

The revenues from the Arby’s restaurant business are derived from two principal sources: sales at company-owned restaurants and franchise royalties received from all Arby’s franchised restaurants.

Arby’s also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products.  As of January 2, 2011, there were a total of 90 T.J. Cinnamons outlets, 82 of which are dual-branded with domestic Arby’s restaurants.

Arby’s Restaurants

Arby’s opened its first restaurant in Boardman, Ohio in 1964.  During 2010, Arby’s closed 17 generally underperforming company-owned restaurants.  In addition, Arby’s sold 8 company-owned restaurants to its franchisees.  During 2010, Arby’s franchisees opened 44 new Arby’s restaurants and closed 96 generally underperforming Arby’s restaurants.  In addition, during 2010, Arby’s franchisees closed 18 T.J. Cinnamons outlets 14 of which were located in Arby’s units and 4 others not dual-branded with Arby’s units.

The following table sets forth the number of Arby’s restaurants at the beginning and end of each year from 2008 to 2010:

	2010	2009	2008
Restaurants open at beginning of period	3,718	3,756	3,688
Restaurants opened during period	44	59	127
Restaurants closed during period	(113)	(97)	(59)
Restaurants open at end of period	3,649	3,718	3,756

During the period from December 31, 2007, through January 2, 2011, 230 Arby’s restaurants were opened and 269 generally underperforming Arby’s restaurants were closed.

Operations

In addition to various slow-roasted roast beef sandwiches, Arby’s offers an extensive menu of chicken, turkey and ham sandwiches, snack items and salads, including its Market Fresh® line of premium sandwiches and fresh salads made with premium ingredients, and Toasted Subs. In 2010, Arby’s implemented its everyday value menu.  In addition, the restaurants sell a variety of promotional products on a limited basis.

Free-standing Arby’s restaurants generally include a pick-up window in addition to a dining room.  The percentage of sales at company-owned Arby’s restaurants through the pick-up window was 58.2%, 57.2%, and 57.7% in 2010, 2009, and 2008 respectively.

Generally, Arby’s does not sell food or supplies to Arby’s franchisees.

Raw Materials and Purchasing

As of January 2, 2011, 3 independent meat processors (5 total production facilities) supplied all of Arby’s beef for roasting in the United States.  Franchise operators are required to obtain beef for roasting from these approved suppliers.

Arby’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations.  Arby’s anticipates no such shortages of products and believes that alternate suppliers are available.

ARCOP negotiates contracts with approved suppliers on behalf of Arby’s and Arby’s franchisees.  Suppliers to the Arby’s system must comply with USDA and FDA regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.  Generally, franchisees may obtain other products, including food, ingredients, paper goods, equipment and signs, from any source that meets Arby’s specifications and approval.  Through ARCOP, Arby’s and Arby’s franchisees purchase food, beverage, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

During the 2010 second quarter, ARCOP and QSCC, in consultation with Wendy’s/Arby’s Restaurants, established the SSG.  SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Companies’ North America operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010.  Wendy’s/Arby’s Restaurants had committed to pay approximately $5.2 million of SSG expenses, which was expensed in 2010 and was to be paid over a 24 month period through March 2012.  We paid payments of $2.0 million in 2010.

Should a sale of Arby’s occur as discussed in “The Arby’s Restaurant System” herein, under the change of control provisions in the agreement that established SSG, the activities of the SSG would be wound up.  In the wind up process, the assets, personnel and functions of SSG would be transferred to QSCC and ARCOP as such parties and Wendy’s/Arby’s Restaurants agree.  In contemplation of a possible sale, the parties are in discussion regarding the dissolution of SSG and transferring SSG’s assets, personnel and functions to QSCC and ARCOP.

Trademarks and Service Marks

Arby’s, through its subsidiaries, owns several trademarks that it considers to be material to its restaurant business, including Arby’s®, Arby’s Market Fresh®, Market Fresh®, Horsey Sauce®, Arby’s Sauce®, and Sidekickers®.  Arby’s believes that these and other related marks are of material importance to its business.  Domestic trademarks and service marks expire at various times from 2011 to 2020, while international trademarks and service marks have various durations of 10 to 15 years. Arby’s generally intends to renew trademarks and service marks that are scheduled to expire.

Seasonality

Arby’s restaurant operations are not significantly impacted by seasonality.  However, Arby’s restaurant revenues are somewhat lower in the first quarter.

Competition

Arby’s faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread®, Subway® and Quiznos®, as well as hamburger chains, such as McDonald’s®, Burger King® and Wendy’s®, and other quick service restaurant chains, such as Taco Bell®, Chick-Fil-A® and Kentucky Fried Chicken®.  In addition, Arby’s competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, convenience, quality and speed of service, advertising, brand awareness, restaurant location, and attractiveness of facilities.  Arby’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience.  This has led to increased competition for available development sites and higher development costs for those sites, although the recent decline in commercial real estate values has somewhat offset those costs.  Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions, and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Arby’s.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads, and there are several emerging restaurant chains featuring high quality food served at in-line locations.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

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

Quality Assurance

Arby’s has developed a quality assurance program designed to maintain standards and the uniformity of menu offerings at all Arby’s restaurants.  Arby’s assigns a quality assurance employee to each of the independent facilities that process beef for domestic Arby’s restaurants.  The quality assurance employee inspects the beef for quality, uniformity and to assure compliance with quality and safety requirements of the USDA and the FDA.  In addition, Arby’s periodically evaluates randomly selected samples of beef and other products from its supply chain.  Each year, Arby’s representatives conduct announced and unannounced inspections of operations of a number of franchisees to ensure that required policies, practices and procedures are being followed.  Arby’s field representatives also provide a variety of on-site consulting services to franchisees.  Arby’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Acquisitions and Dispositions of Arby’s Restaurants

Arby’s has from time to time acquired the interests of and sold Arby’s restaurants to franchisees, and it is anticipated that the company may have opportunities for such transactions in the future.  Arby’s will continue to sell and acquire restaurants in the future where prudent.

Franchised Restaurants

As of January 2, 2011, Arby’s franchisees operated 2,505 Arby’s restaurants in 47 states, Canada and 3 other countries.

Arby’s offers franchises for the development of both single and multiple “traditional” and “non-traditional” restaurant locations.  The initial term of the typical “traditional” franchise agreement is 20 years.  As compared to traditional restaurants, non-traditional restaurants generally occupy a smaller retail space, offer no or very limited seating, may cater to a captive audience, have a limited menu, and possibly have reduced services, labor and storage and different hours of operation.  Arby’s generally grants new Arby’s franchises on a unit-by-unit basis. All franchisees are required to execute standard franchise agreements.  Arby’s standard United States franchise agreement for new Arby’s traditional restaurant franchises currently requires an initial $37,500 franchise fee for the first franchised unit, $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement.  Arby’s non-traditional restaurant franchise agreement requires an initial $12,500 franchise fee for the first and all subsequent units, and a monthly royalty payment ranging from 4.0% to 7.0%, depending upon the non-traditional restaurant category.  Franchisees of traditional restaurants typically pay a $10,000 commitment fee, and franchisees of non-traditional restaurants typically pay a $12,500 commitment fee, which is credited against the franchise fee during the development process for a new restaurant.

Arby’s currently does not offer any financing arrangements to franchisees seeking to build new franchised units.

In 2007, in order to increase development of traditional Arby’s restaurants in selected markets, our Select Market Incentive (“SMI”) program was introduced.  Arby’s franchise agreement for participants in the SMI program currently requires an initial $27,500 franchise fee for the first franchised unit, $15,000 for each subsequent unit and a monthly royalty payment equal to 1.0% of restaurant sales for the first 36 months the unit is open.  After 36 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the agreement.  The commitment fee is $5,000 per restaurant, which is credited against the franchise fee during the development process.  The SMI program remains in effect and does not have a stated expiration date.  However, Arby’s has the right to discontinue offering the program at any time.

Because royalty rates of less than 4% are still in effect under certain older franchise agreements, the average royalty rate paid by United States Arby’s franchisees was approximately 3.6% in each of 2010, 2009 and 2008.

Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  Arby’s monitors franchisee operations and inspects restaurants periodically to ensure that required practices and procedures are being followed.

See Note 5 and Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

Arby’s advertises nationally on cable television networks.  In addition, from time to time, Arby’s will sponsor a nationally televised event or participate in a promotional tie-in for a movie.  Locally, Arby’s primarily advertises through regional network and cable television, radio and newspapers.  The AFA Service Corporation (“AFA”), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system.  Arby’s Chief Marketing Officer currently serves as president of AFA.  AFA is managed by Arby’s pursuant to a Management Agreement, as described below.  AFA is funded primarily through member dues.  From January 2010 and through March 2010, Arby’s and most domestic Arby’s franchisees paid 1.2% of sales as dues to AFA. Beginning in April 2010 and for the remainder of 2010, the AFA Board approved a dues increase based on a tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.4% and 3.6% of sales. As a result, the average Arby’s advertising and marketing service fee percentage from April 2010 to the end of the 2010 fiscal year was approximately 2.3%. In addition, Arby’s partially subsidized the top two rate tiers in 2010 thereby decreasing franchisees’ effective advertising and marketing service fee percentages.  This subsidy required payments by Arby’s of approximately $2.6 million to AFA in 2010. Beginning in January 2011 and for the remainder of 2011, the AFA Board approved a modified tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.25% and 3.5%.  Arby’s will partially subsidize the top two rate tiers in 2011 thereby decreasing franchisees’ effective advertising and marketing service fee percentages. This subsidy is expected to require payments by Arby’s of approximately $2.9 million for 2011.  Domestic franchisee participants in the SMI program pay an extra 1% premium on the advertising and marketing service fee (2.2% total through March 2010 and based on the tiered rate structure, an extra 1% on the advertising and marketing service fee through December 2011) up to a maximum of 3% as AFA dues for the first 36 months of operation; their AFA dues then revert to the standard advertising and marketing service fee rate without the 1% premium.

Effective October 2005, Arby’s and AFA entered into a management agreement (the “Management Agreement”) pursuant to which Arby’s assumed general responsibility for the day-to-day operations of AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising and media buying agencies, and implementing all marketing/media plans.  Arby’s performs these tasks subject to the approval of AFA’s Board of Directors.  Under the Management Agreement, Arby’s is obligated to pay for the general and administrative costs of AFA, other than the cost of an annual audit of AFA and certain other expenses specifically retained by AFA.  Under the Management Agreement, Arby’s is also required to provide AFA with appropriate office space at no cost to the AFA.  The Management Agreement with AFA continues in effect until terminated by Arby’s upon one year’s prior written notice or by AFA upon six months’ prior written notice.  See Note 24 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information on AFA.

In addition to their contributions to AFA, Arby’s and its domestic franchisees are also required to spend a reasonable amount, but not less than 3% of sales of their Arby’s restaurants, for local advertising; however, with the new AFA tiered rate structure discussed above, any AFA dues paid above 1.2% will be credited against the local advertising spend requirements.  Most existing franchise agreements now require, and new franchise agreements will require, domestic franchisees to spend a minimum aggregate advertising amount of 4.2% of sales for national and local advertising, which includes the advertising and marketing fee.  The amount of expenditures for local advertising is divided between (i) individual local market advertising expenses and (ii) expenses of a cooperative area advertising program.  Contributions to the cooperative area advertising program, in which both company-owned and franchisee-owned restaurants participate, are determined by the local cooperative participants and are generally in the range of 3% to 5% of sales.  Domestic franchisee participants in our SMI program are not, however, required to make any expenditure for local advertising until their restaurants have been in operation for 36 months.

Canadian Arby’s franchisees contribute to the Arby’s Franchise Association of Canada (“AFAC”), an independent membership corporation in which every Canadian Arby’s franchisee is required to participate, which was formed to create advertising and perform marketing for the Arby’s system in Canada.  Effective May 2006, Arby’s and AFAC entered into a management agreement (the “Canadian Management Agreement”) pursuant to which Arby’s assumed general responsibility for the day-to-day operations of AFAC, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising and media buying agencies, and implements all marketing/media plans.  Arby’s performs these tasks subject to the approval of AFAC’s Board of Directors.  Under the Canadian Management Agreement, Arby’s is obligated to pay for the general and administrative costs of AFAC, other than the cost of an annual audit of AFAC and certain other expenses specifically retained by AFAC.  AFAC is funded primarily through member dues.  Through August 2010, most Canadian franchisees paid 3% of sales as dues to AFAC.  Beginning in September 2010, most Canadian franchisees pay 1.25% of sales as dues to AFAC.

In addition to their contributions to AFAC, Canadian Arby’s franchisees were required through August 2010 to contribute 2.25% of sales for local advertising.  Beginning in September 2010, Canadian Arby’s franchisees are now required to contribute 4% of sales for local advertising.  However, Canadian franchisees participating in the Canadian Incentive Program (“CIP”) are not required to contribute to local advertising for the first 36 months after a restaurant is opened.

See Note 26 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of January 2, 2011, Arby’s had 106 franchised restaurants in Canada and 20 franchised restaurants in 3 other countries.  In June 2010, Arby’s announced a new development agreement for Turkey. Arby’s has granted development rights in the countries listed under Item 2 of this Form 10-K.

Arby’s is also the franchisor for the Arby's brand in Canada.  The rights and obligations governing the franchised restaurants operating in Canada are set forth in a franchise agreement. This document provides the licensee the right to own and operate an Arby’s restaurant upon a site accepted by Arby’s and to use the Arby’s system in connection with the operation of the restaurant at that site.  The traditional franchise agreement provides for a 20-year term and offers a renewal term subject to certain conditions.  The franchisee pays to Arby’s a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant.  The agreement also typically requires that the franchisee pay Arby’s a franchise fee.  The standard franchise fee is currently C$42,500 for the first restaurant and C$27,500 for each subsequent restaurant.

In 2007, in order to increase development of traditional Arby’s restaurants in selected Canadian markets, the CIP was introduced.  Arby’s franchise agreement for participants in the CIP currently requires an initial C$27,500 franchise fee for the first franchised unit, C$12,500 for each subsequent unit, and a monthly royalty payment equal to 1.0% of restaurant sales for the first 36 months the unit is open.  After 36 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the agreement.  The commitment fee is C$5,000 per restaurant, which is credited against the franchise fee during the development process.  The CIP remains in effect and does not have a stated expiration date.  However, Arby’s has the right to discontinue offering the CIP at any time.

Our market entry strategy and terms for the development and operation of Arby’s restaurants in markets outside of the United States and Canada vary depending upon market conditions.

General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s and Arby’s franchising activities.  The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.  In addition, Wendy’s and Arby’s and their respective franchisees must comply with the federal Fair Labor Standards Act and similar state and local laws, the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions.  Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants.  As described more fully under “Item 3. Legal Proceedings,” one of Arby’s subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of Arby’s July 2005 acquisition of the RTM Restaurant Group (“RTM”).  Under a court approved settlement of that lawsuit, we estimate that Arby’s will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Companies’ consolidated financial position or results of operations.  We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Environmental Matters

Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances.  These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances.  In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations.  Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs.  Our company-owned Wendy’s and Arby’s restaurants have not been the subject of any material environmental matters.  Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants are involved in litigation and claims incidental to our current and prior businesses.  As of January 2, 2011, Wendy’s/Arby’s Restaurants had reserves for all legal and environmental matters aggregating $3.7 million, which are included in the $3.9 million reserved by Wendy’s/Arby’s for all legal and environmental matters.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Employees

As of January 2, 2011, the Companies and their subsidiaries had approximately 64,100 employees, including approximately 6,300 salaried employees and approximately 57,800 hourly employees.   We believe that our employee relations are satisfactory.

Item 1A.  Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2011, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants

The impact and results of our announcement that Wendy’s/Arby’s is exploring strategic alternatives for the Arby’s brand, including a sale of the brand, are uncertain and cannot be determined.

In January 2011, Wendy’s/Arby’s announced that it is exploring strategic alternatives for the Arby’s brand, including a sale of the brand.  There can be no assurance that the review of strategic alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose developments with respect to this review (whether or not material) unless and until the Board of Directors has approved a specific course of action or terminated the exploration of strategic alternatives. In connection with our exploration of strategic alternatives, we expect to incur expenses, including expenses in connection with the retention of key personnel and consultants.  The process of exploring strategic alternatives may be disruptive to our business. The inability to effectively manage the process and any resulting agreement or transaction could materially and adversely affect our business, financial condition or results of operations.

Our success depends in part upon the continued retention of certain key personnel.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team.  The failure by us to retain members of our senior management team could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.  The retention of members of our senior management team may be more difficult following Wendy’s/Arby’s announcement that it is exploring strategic alternatives for the Arby’s brand, including the sale of the brand.

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

Wendy’s and Arby’s franchisees are an integral part of our business.  Each brand may be unable to successfully implement  brand strategies that it believes are necessary for further growth if franchisees do not participate in that implementation.  Our business and operating results could be adversely affected if a significant number of franchisees do not participate in brand strategies.

Our financial results are affected by the operating results of franchisees.

As of January 2, 2011, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as have been recently experienced by a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

As of January 2, 2011, there were approximately 350 Arby’s franchised restaurants with amounts payable to Arby’s for royalties, rent and/or other fees that were at least 60 days past due.  The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 44 and 31 in the number of franchised restaurants for fiscal 2010 and 2009, respectively.  During those periods 96 and 74 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised Arby’s restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow as a result of the deteriorating financial condition of some of our franchisees. Franchisees’ financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of advertising programs.  Continuation of these trends would affect our revenues and may have a material adverse effect on our results of operations and financial condition.

In December 2009, and as amended in February and August 2010, AFA entered into a revolving loan agreement with Arby’s.  The terms of this agreement allow AFA to have revolving loans of up to $14.0 million outstanding with an expiration date of March 2012 and bearing interest at 7.5% per annum.   In February 2011, the maximum principal amount was reduced to $11.0 million.  As of January 2, 2011, the outstanding balance under this agreement was $4.5 million and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

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

Arby’s does not exercise ultimate control over advertising for its restaurant system, which could harm sales and the brand.

Arby’s franchisees control the provision of national advertising and marketing services to the Arby’s  franchise system through AFA, a company controlled by Arby’s franchisees.  Subject to Arby’s right to protect its trademarks, AFA has the right to approve all significant decisions regarding national marketing and advertising strategies and the creative content of advertising for the Arby’s system.  Although Arby’s has entered into a management agreement pursuant to which Arby’s, on behalf of AFA, manages the day-to-day operations of the AFA, many areas are still subject to ultimate approval by AFA’s independent board of directors, and the management agreement may be terminated for any reason by Arby’s upon one year’s prior notice or by AFA upon six months prior notice.  See “Item 1. Business—The Arby’s Restaurant System—Advertising and Marketing.”  In addition, local cooperatives run by operators of Arby’s restaurants in a particular local area (including Arby’s) make their own decisions regarding local advertising expenditures, subject to the requirement to spend at least the specified minimum amounts.  Arby’s lack of control over advertising could hurt sales and the Arby’s brand.

Neither Wendy’s nor Arby’s exercises ultimate control over purchasing for their respective restaurant system, which could harm sales or profitability and the brand.

Although Wendy’s and Arby’s ensure that all suppliers to their respective systems meet quality control standards, each brand’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through purchasing co-ops controlled by each brand’s franchisees.  The co-ops negotiate national contracts for such food, equipment and supplies.  Wendy’s is entitled to appoint two representatives on the board of directors of QSCC and participates in QSCC through its company-owned restaurants, but otherwise does not control the decisions and activities of QSCC except to ensure that all suppliers satisfy Wendy’s quality control standards.  Arby’s is entitled to appoint one representative on the board of directors of ARCOP and participates in ARCOP through its company-owned restaurants, but otherwise does not control the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby’s quality control standards.  During the 2010 second quarter, QSCC and ARCOP, in consultation with Wendy’s/Arby’s Restaurants, established SSG to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.  If any of these co-ops does not properly estimate the product needs of its respective system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and the financial condition of Wendy’s or Arby’s or the financial condition of each system’s franchisees could be hurt.

Should a sale of Arby’s occur as discussed in “Business - The Arby’s Restaurant System” in Item 1 herein, under the change of control provisions in the agreement that established SSG, the activities of SSG would be wound up.  In the wind up process, the assets, personnel and functions of SSG would be transferred to QSCC and ARCOP as such parties and Wendy’s/Arby’s Restaurants agree.  In contemplation of a possible sale, the parties are in discussion regarding the dissolution of SSG and transferring SSG’s assets, personnel and functions to QSCC and ARCOP.  The dissolution of SSG could be disruptive to our business and the operations of QSCC and ARCOP, result in the loss of experienced personnel and adversely affect the financial condition of Wendy’s or Arby’s or the financial condition of each system’s franchisees.

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

Food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving Wendy’s or Arby’s or their respective supply chains, could create negative publicity and adversely affect sales at either or both brands.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. Coli), have occurred in the food industry in the past, and could occur in the future.

Food safety events could adversely affect the price and availability of beef, poultry or other meats. As a result, Wendy’s and/or Arby’s restaurants could experience a significant increase in food costs if there are food safety events whether or not such events involve Wendy’s or Arby’s restaurants or restaurants of competitors.

In addition, food safety events, whether or not involving Wendy’s or Arby’s, could result in negative publicity for Wendy’s and/or Arby’s or for the industry or market segments in which we operate.  This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s or Arby’s serves, may reduce demand for Wendy’s and/or Arby’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to other products or food types.  A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in royalties from sales at franchised restaurants.

Consumer concerns regarding the nutritional aspects of beef, poultry, French fries or other products we sell or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu,” could affect demand for our products.

Consumer concerns regarding the nutritional aspects of beef, poultry, French fries or other products we sell or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu,” could result in less demand for our products and a decline in sales at company-owned restaurants and in the royalties that we receive from franchisees.

Changes in consumer tastes and preferences, and in discretionary consumer spending, could result in a decline in sales at company-owned restaurants and in the royalties that we receive from franchisees.

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

The disruptions in the national and global economies and the financial markets may adversely impact our revenues, results of operations, business and financial condition.

The disruptions in the national and global economies and financial markets, and the related reductions in the availability of credit, have resulted in high unemployment rates and declines in consumer confidence and spending, and have made it more difficult for businesses to obtain financing.  If such conditions persist, then they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  Such conditions may also adversely impact the ability of franchisees to build or purchase restaurants, remodel existing restaurants, renew expiring franchise agreements and make timely royalty and other payments.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.  If we or our franchisees are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected.

Additionally, we have entered into interest rate swaps and other derivative contracts as described in Note 12 to the Financial Statements and Supplementary Data included in Item 8 herein, and we may enter into additional swaps in the future.  We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

Changes in commodity costs (including beef and chicken), supply, fuel, utilities, distribution and other operating costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef and chicken), supply, fuel, distribution and other operating costs.  Any increase in these costs, especially beef or chicken prices, could harm operating results.  In addition, each brand is susceptible to increases in these costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations.  Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable.  Increases in gasoline prices would result in the imposition of fuel surcharges by our distributors, which would increase our costs.  Significant increases in gasoline prices could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, we may not seek to or be able to pass along price increases to our customers.

Competition from other restaurant companies, or poor customer experience at Wendy’s or Arby’s restaurants, could hurt our brands.

The market segments in which company-owned and franchised Wendy’s and Arby’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience, and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s or Arby’s restaurant, whether at a company-owned or franchised restaurant, we may experience a decrease in guest traffic. Further, Wendy’s and Arby’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises.  Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends.  Additionally, many of our competitors have introduced lower cost, value meal menu options.  Our revenues and those of our franchisees may be hurt by this product and price competition.

Moreover, new companies, including operators outside the quick service restaurant industry, may enter our market areas and target our customer base.  For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets.  Such competitors may have, among other things, lower operating costs, better locations, better facilities, better management, better products, more effective marketing and more efficient operations.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than we can.  Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers.  All such competition may adversely affect our revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, each brand’s ability to execute its growth strategies will be adversely affected.

Wendy’s and Arby’s business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our company-owned restaurants.  Each brand devotes significant resources to recruiting and training its managers and hourly employees.  Increased labor costs due to competition, increased minimum wage or employee benefits costs (including government-mandated health care benefits) or other factors would adversely impact our cost of sales and operating expenses.  In addition, each brand’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff.  If either brand is unable to do so, our results of operations could be adversely affected.

Each brand’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of January 2, 2011, Wendy’s leased or owned the land and/or the building for 1,394 Wendy’s restaurants and Arby’s leased or owned the land and/or the building for 1,144 Arby’s restaurants. Accordingly, each brand is subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Each brand is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.  In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.  See “Item 1. Business-General-Environmental Matters.”

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

Wendy’s and Arby’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s or Arby’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s or Arby’s restaurant.  We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters.  Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance.  A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations.  Further, adverse publicity resulting from these claims may hurt us and our franchisees.

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

We currently maintain insurance we believe is adequate for businesses of our size and type.  However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism.  In addition, we currently self-insure a significant portion of expected losses under workers compensation, general liability and property insurance programs.  Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could harm our business and adversely affect our results of operations and financial condition.

Changes in legal or regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health care benefits, tax legislation and menu-board labeling requirements, may hurt our ability to open new restaurants or otherwise hurt our existing and future operations and results.

Each Wendy’s and Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located, as well as to Federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that we and/or our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

 Federal laws, rules and regulations address many aspects of our business, such as franchising, minimum wages and taxes. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings,” one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition by Arby’s in July 2005.  Under a court approved settlement of that lawsuit, Arby’s estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our businesses.

Recent Federal legislation regarding changes in government-mandated health care benefits are also anticipated to increase our costs and the costs of our franchisees and may result in significant modifications to our employment and hiring practices.  Because of the absence of implementing regulations, we currently cannot predict the timing or amount of those cost increases or modifications to our business practices.  However, the cost increases may be material and such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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

As of January 2, 2011, we and our franchisees operated Wendy’s or Arby’s restaurants in 50 states and 24 foreign countries.  As of January 2, 2011 as detailed in “Item 2. Properties,” the 8 leading states by number of operating units were: Ohio, Florida, Texas, Michigan, Georgia, Pennsylvania, California, and North Carolina.  This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s and Arby’s restaurants could have a material adverse impact on our results of operations in the future.

Wendy’s/Arby’s Restaurants and its subsidiaries are subject to various restrictions, and substantially all of their non-real estate assets are pledged and subject to certain restrictions, under a Credit Agreement.

On May 24, 2010, Wendy’s/Arby’s Restaurants entered into a $650,000 Credit Agreement which includes a $500,000 senior secured term loan facility and a $150,000 senior secured revolving credit facility.  The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties.  The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of Wendy’s/Arby’s subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.  If the Borrowers are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Credit Agreement, then they would be in default under the terms of the agreement, which would preclude the payment of dividends to Wendy’s/Arby’s, restrict access to the revolving credit facility, and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness.  See Note 11 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Credit Agreement.

Wendy’s/Arby’s Restaurants and its subsidiaries have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

Certain of Wendy’s/Arby’s subsidiaries have a significant amount of debt and debt service requirements. As of January 2, 2011, on a consolidated basis, there was approximately $1.6 billion of outstanding debt.

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

In addition, certain of our subsidiaries also have significant contractual requirements for the purchase of soft drinks. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. These commitments could have an adverse effect on our liquidity and the ability of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

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

To service debt and meet its other cash needs, Wendy’s/Arby’s Restaurants will require a significant amount of cash, which may not be generated or available to it.

The ability of Wendy’s/Arby’s Restaurants to make payments on, or repay or refinance, its debt, including the Senior Notes and the Credit Agreement, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s/Arby’s Restaurants to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the indenture governing the Senior Notes, the Credit Agreement and other agreements it may enter into in the future. Specifically, Wendy’s/Arby’s Restaurants will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s/Arby’s Restaurants business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt, including the Senior Notes and Credit Agreement, or to fund its or Wendy’s/Arby’s dividend and other liquidity needs.

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

 In addition, we cannot assure you that third parties will not claim infringement by us in the future.  Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items, require costly modifications to advertising and promotional materials or require us to enter into royalty or licensing agreements.  As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition.

Wendy's plans to expand its new breakfast initiative in 2011.  The breakfast daypart remains competitive and markets may prove difficult to penetrate.

The roll out of breakfast at Wendy’s has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from lunch, snack, dinner and late night hours. In addition, breakfast sales can cannibalize sales during other parts of the day and may have negative impacts on food and labor costs, advertising, and restaurant margins. Wendy's plans to expand its breakfast initiative in 2011. Capital investments will be required at company-owned restaurants that are added to the breakfast initiative. In addition, franchisees will be required to make capital investments in their restaurants that participate in the breakfast initiative.  As a result of all of these factors, breakfast sales and resulting profits may take longer than expected to reach targeted levels or the planned rollout of breakfast may be delayed or may not occur.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

In addition to many of the risk factors described throughout this Item 1A, each brand’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, the inability to adapt to international customer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development and/or operation of new restaurants, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of our business and results of operations.

We are significantly dependent upon our computer systems and information technology to properly conduct our business. A failure or interruption of computer systems or information technology could result in the loss of data, business interruptions or delays in business operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, loss of sales and profits, penalties, competitive disadvantage, or loss resulting from misappropriation of information.

We may be required to recognize additional asset impairment and other asset-related charges.

We have significant amounts of long-lived assets, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets. In accordance with applicable accounting standards, we test for impairment generally annually, or more frequently, if there are indicators of impairment, such as:

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

Risks Related to Wendy’s/Arby’s

There can be no assurance regarding whether or to what extent Wendy’s/Arby’s will pay dividends on its Common Stock in the future.

Holders of Wendy’s/Arby’s Common Stock will only be entitled to receive such dividends as its Board of Directors may declare out of funds legally available for such payments.  Any dividends will be made at the discretion of the Board of Directors and will depend on Wendy’s/Arby’s earnings, financial condition, cash requirements and such other factors as the Board of Directors may deem relevant from time to time.

Because Wendy’s/Arby’s is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries.  The ability of its subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to Wendy’s/Arby’s will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Credit Agreement and the Senior Notes indenture, which are described earlier in this Item 1A.

A substantial amount of Wendy’s/Arby’s Common Stock is concentrated in the hands of certain stockholders.

Nelson Peltz, Wendy’s/Arby’s Chairman and former Chief Executive Officer, and Peter May, Wendy’s/Arby’s Vice Chairman and former President and Chief Operating Officer, beneficially own shares of Wendy’s/Arby’s outstanding Common Stock that collectively constitute approximately 24% of its total voting power.

Messrs. Peltz and May may, from time to time, acquire beneficial ownership of additional shares of Common Stock.  On November 5, 2008, in connection with the tender offer of Trian Fund Management, L.P. and certain affiliates thereof for up to 40 million shares of our Class A common stock, Wendy’s/Arby’s entered into an agreement (such agreement, as amended, the “Trian Agreement”) with Messrs. Peltz and May and several of their affiliates (the “Covered Persons”) which provides, among other things, that: (i) to the extent the Covered Persons acquire any rights in respect of our common stock so that the effect of such acquisition would increase their aggregate beneficial ownership in Wendy’s/Arby’s common stock to greater than 25%, the Covered Persons may not engage in a business combination (within the meaning of Section 203 of the Delaware General Corporation Law ) for a period of three years following the date of such occurrence unless such transaction would be subject to one of the exceptions set forth in Section 203(b)(3) through (7) (assuming for these purposes that 15% in the definition of interested stockholder contained in Section 203 was deemed to be 25%); (ii) for so long as Wendy’s/Arby’s has a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall solicit proxies or submit any proposal for the vote of its stockholders or recommend or request or induce any other person to take any such actions or seek to advise, encourage or influence any other person with respect to Wendy’s/Arby’s common stock, in each case, if the result of such action would be to cause the Board of Directors to be comprised of less than a majority of independent directors; and (iii) for so long as Wendy’s/Arby’s has a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall engage in certain affiliate transactions with Wendy’s/Arby’s without the prior approval of a majority of the Audit Committee or other committee of the Board of Directors that is comprised of independent directors. The Trian Agreement will terminate upon the earliest to occur of (i) the Covered Persons beneficially owning less than 15% of Wendy’s/Arby’s common stock, (ii) November 5, 2011 (with respect to clauses (ii) and (iii) of the preceding sentence), and (iii) at such time as any person not affiliated with the Covered Persons makes an offer to purchase an amount of Wendy’s/Arby’s common stock which when added to Wendy’s/Arby’s common stock already beneficially owned by such person and its affiliates and associates equals or exceeds 50% or more of outstanding Wendy’s/Arby’s common stock or all or substantially all of Wendy’s/Arby’s assets or solicits proxies with respect to a majority slate of directors.

This concentration of ownership gives Messrs. Peltz and May significant influence over the outcome of actions requiring stockholder approval.  If in the future Messrs. Peltz and May were to acquire more than a majority of Wendy’s/Arby’s outstanding voting power, they would be able to determine the outcome of the election of members of the Board of Directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of Wendy’s/Arby’s assets.  They would also be in a position to prevent or cause a change in control of Wendy’s/Arby’s.

Wendy’s/Arby’s certificate of incorporation contains certain anti-takeover provisions and permits our Board of Directors to issue preferred stock without stockholder approval and limits its ability to raise capital from affiliates.

Certain provisions in Wendy’s/Arby’s certificate of incorporation are intended to discourage or delay a hostile takeover of control of Wendy’s/Arby’s.  Wendy’s/Arby’s certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by its Board of Directors.  Accordingly, its Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of its common stock.  The preferred stock could be used to discourage, delay or prevent a change in control of Wendy’s/Arby’s that is determined by its Board of Directors to be undesirable.  Although Wendy’s/Arby’s has no present intention to issue any shares of preferred stock, it cannot assure you that it will not do so in the future.

Wendy’s/Arby’s certificate of incorporation prohibits the issuance of preferred stock to affiliates, unless offered ratably to the holders of Wendy’s/Arby’s common stock, subject to an exception in the event that Wendy’s/Arby’s is in financial distress and the issuance is approved by its audit committee.  This prohibition limits the ability to raise capital from affiliates.

Risks Related to Wendy’s/Arby’s Restaurants

Wendy’s/Arby’s Restaurants is dependent on dividends and/or loans or advances from its subsidiaries to meet its debt service obligations.

The ability of Wendy’s/Arby’s Restaurants’ subsidiaries to pay cash dividends and/or make loans or advances to Wendy’s/Arby’s Restaurants will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to  Wendy’s/Arby’s Restaurants will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Credit Agreement and the Senior Notes indenture, which are described above in this Item 1A.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 2, 2011:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate and Arby’s Headquarters	Atlanta, GA	Leased	184,251*
Former Corporate Headquarters	New York, NY	Leased	31,237**
Wendy’s Headquarters	Dublin, OH	Owned	249,025***
Wendy’s Restaurants of Canada Inc.	Oakville, Ontario Canada	Leased	35,125

______________________
*
ARCOP, the independent Arby’s purchasing cooperative, and the Arby’s Foundation, a not-for-profit charitable foundation in which Arby’s has non-controlling representation on the board of directors, sublease approximately 4,500 and 3,800 square feet, respectively, of this space from Arby’s.  In addition, SSG, the purchasing cooperative formed by ARCOP and QSCC to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services, subleases approximately 2,300 square feet of this space from Arby’s.  As discussed above in “Item 1. Business,” in contemplation of a possible sale of Arby’s, QSCC and ARCOP are in discussion regarding the dissolution of SSG and transferring SSG’s assets to them.  Should such dissolution be completed, the sublease would be cancelled.

**
A management company formed by Messrs. Nelson Peltz, our Chairman and former Chief Executive Officer, Peter W. May, our Vice Chairman and former President and Chief Operating Officer, and Edward P. Garden, our Former Vice Chairman and a member of our Board of Directors subleases approximately 26,600 square feet of this space from us.

***
QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases approximately 9,300 square feet of this space from Wendy’s.  QSCC leased an additional approximately 5,000 square feet of this space from Wendy’s effective January 4, 2011.

At January 2, 2011, Wendy’s and its franchisees operated 6,576 Wendy’s restaurants.  Of the 1,394 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 640 restaurants, owned the building and held long-term land leases for 474 restaurants and held leases covering land and building for 280 restaurants.  Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate.  Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts.  As of January 2, 2011, Wendy’s also owned 55 and leased 212 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce buns for Wendy’s restaurants and other outside parties (including certain distributors to the Arby’s system). The buns are distributed to both company-owned and franchised restaurants using primarily the Bakery’s fleet of trucks. As of January 2, 2011, the Bakery employed approximately 350 people at the two facilities that had a combined size of approximately 205,000 square feet.

As of January 2, 2011, Arby’s and its franchisees operated 3,649 Arby’s restaurants.  Of the 1,144 company-owned Arby’s restaurants, Arby’s owned the land and/or the buildings with respect to 129 of these restaurants and leased or subleased the remainder.  As of January 2, 2011, Arby’s also owned 14 and leased 84 properties that were either leased or subleased principally to franchisees.  Our other subsidiaries also owned or leased a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

The location of company-owned and franchised restaurants as of January 2, 2011 is set forth below.

	Wendy’s		Arby’s
State	Company	Franchise	Company	Franchise
Alabama	—	96	70	32
Alaska	—	7	—	9
Arizona	46	55	—	83
Arkansas	—	64	—	44
California	56	216	28	92
Colorado	47	80	—	62
Connecticut	5	45	12	2
Delaware	—	15	—	17
Florida	186	299	90	80
Georgia	55	241	92	55
Hawaii	7	__	—	9
Idaho	—	30	—	21
Illinois	98	94	5	125
Indiana	5	173	99	80
Iowa	—	45	—	54
Kansas	11	63	—	52
Kentucky	3	140	48	84
Louisiana	56	73	—	27
Maine	5	15	—	8
Maryland	—	115	17	32
Massachusetts	71	22	—	5
Michigan	21	249	107	78
Minnesota	—	67	83	3
Mississippi	8	88	3	21
Missouri	35	56	4	81
Montana	—	17	—	19
Nebraska	—	34	—	50
Nevada	—	46	—	30
New Hampshire	4	21	—	—
New Jersey	22	118	17	10
New Mexico	—	38	—	30
New York	63	156	—	86
North Carolina	40	217	60	78
North Dakota	—	9	—	14
Ohio	76	349	102	178
Oklahoma	—	38	—	95
Oregon	19	33	21	16
Pennsylvania	78	178	88	57
Rhode Island	9	11	—	—
South Carolina	—	131	13	64
South Dakota	—	9	—	15
Tennessee	—	180	52	58
Texas	73	321	68	104
Utah	57	30	33	35
Vermont	—	5	—	—
Virginia	53	160	2	107
Washington	27	45	24	40
West Virginia	22	51	1	35
Wisconsin	—	62	4	87
Wyoming	—	14	1	15
District of Columbia	—	4	—	—
Domestic Subtotal	1,258	4,625	1,144	2,379
Canada	136	232	—	106
North America Subtotal	1,394	4,857	1,144	2,485

	Wendy’s		Arby’s
Country/Territory	Company	Franchise	Company	Franchise
Aruba	—	3	—	—
Bahamas	—	9	—	—
Cayman Islands	—	3	—	—
Costa Rica	—	7	—	—
Curacao	—	1	—	—
Dominican Republic	—	5	—	—
El Salvador	—	14	—	—
Guam	—	3	—	—
Guatemala	—	9	—	—
Honduras	—	29	—	—
Indonesia	—	27	—	—
Jamaica	—	3	—	—
Malaysia	—	8	—	—
Mexico	—	25	—	—
New Zealand	—	16	—	—
Panama	—	6	—	—
Philippines	—	31	—	—
Puerto Rico	—	72	—	—
Singapore	—	8	—	—
Qatar	—	—	—	1
Turkey	—	—	—	14
United Arab Emirates	—	5	—	5
Venezuela	—	39	—	—
U. S. Virgin Islands	—	2	—	—
International Subtotal	—	325	—	20
Grand Total	1,394	5,182	1,144	2,505

Item 3. Legal Proceedings.

In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (“RTM”), which became a subsidiary of Arby’s following Arby’s acquisition of the RTM Restaurant Group in July 2005.  The complaint alleged that the approximately 775 Arby’s restaurants owned by RTM and its affiliates failed to comply with Title III of the ADA.  The plaintiffs requested class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants.  The complaint did not seek monetary damages, but did seek attorneys’ fees.  Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which was approved by the court on August 10, 2006.  The settlement agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year.  The settlement agreement also applies to restaurants subsequently acquired by RTM and such affiliates.  Arby’s estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring the restaurants into compliance under the settlement agreement, in addition to paying certain legal fees and expenses.

In addition to the legal matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  As of January 2, 2011, Wendy’s/Arby’s Restaurants had reserves for all legal and environmental matters aggregating $3.7 million, which are included in the $3.9 million reserved by Wendy’s/Arby’s for all legal and environmental matters.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(Wendy’s/Arby’s)

The principal market for Wendy’s/Arby’s Common Stock is the New York Stock Exchange (symbol: WEN). The high and low market prices for Wendy’s/Arby’s Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2010
First Quarter ended April 4	$5.22	$4.26
Second Quarter ended July 4	5.55	3.95
Third Quarter ended October 3	4.73	3.83
Fourth Quarter ended January 2	5.09	4.28

2009
First Quarter ended March 29	$5.80	$3.86
Second Quarter ended June 28	5.78	3.55
Third Quarter ended September 27	5.54	3.80
Fourth Quarter ended January 3	5.04	3.95

Wendy’s/Arby’s Common Stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. Wendy’s/Arby’s has no class of equity securities currently issued and outstanding except for its Common Stock.  However, it is currently authorized to issue up to 100 million shares of preferred stock.

During its 2010 fiscal year, Wendy’s/Arby’s paid quarterly cash dividends of $0.015 per share on its Common Stock on March 15, 2010, June 15, 2010 and September 15, 2010.  The quarterly cash dividend paid on December 15, 2010 was $0.02 per share of Common Stock.

During its 2009 fiscal year, Wendy’s/Arby’s paid regular quarterly cash dividends of $0.015 per share of Common Stock.

During the 2011 first quarter, Wendy’s/Arby’s declared dividends of $0.02 per share to be paid on March 15, 2011 to shareholders of record as of March 1, 2011.  Although Wendy’s/Arby’s currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any.  Any future dividends will be made at the discretion of their Board of Directors and will be based on such factors as Wendy’s/Arby’s earnings, financial condition, cash requirements and other factors.

As of February 25, 2011, there were approximately 46,206 holders of record of Wendy’s/Arby’s Common Stock.

The following table provides information with respect to repurchases of shares of Wendy’s/Arby’s Common Stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2010:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 4, 2010 through November 7, 2010	5,176	$4.44	-	$79,517,373
November 8, 2010 through December 5, 2010	-	-	-	$249,517,373
December 6, 2010 through January 2, 2011	802	$4.63	-	$249,517,373
Total	5,978	$4.46	-	$249,517,373

(1)
Includes 5,978 shares reacquired by Wendy’s/Arby’s from holders of restricted stock awards to satisfy tax withholding requirements.  The shares were valued at the average of the high and low trading prices of Wendy’s/Arby’s Common Stock on the vesting date of such awards.

(2)
On January 27, 2010, March 22, 2010 and May 27, 2010, Wendy’s/Arby’s Board of Directors authorized our management, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 2, 2011 up to an additional $75.0 million, $50.0 million and $75.0 million, respectively, of Wendy’s/Arby’s Common Stock.  On November 11, 2010, Wendy’s/Arby’s Board of Directors authorized the extension of the current stock repurchase program through January 1, 2012 and authorized the repurchase of up to an additional $170.0 million of Wendy’s/Arby’s Common Stock, bringing the total amount currently authorized to approximately $250.0 million.  The stock repurchase program will allow Wendy’s/Arby’s to make repurchases as market conditions warrant and to the extent legally permissible.

(Wendy’s/Arby’s Restaurants)

As a limited liability company, Wendy’s/Arby’s Restaurants does not issue common stock.  The registrant’s sole member is Wendy’s/Arby’s. There is no market for Wendy’s/Arby’s Restaurants member’s interest.  It has no securities authorized for issuance under equity compensation plans.

A total of $443.7 million and $115.0 million of intercompany cash dividends were paid to Wendy’s/Arby’s in 2010 and 2009, respectively.

(Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants)

The Companies’ ability to meet their cash requirements is primarily dependent upon their cash and cash equivalents on hand and cash flows from Wendy’s and Arby’s, including loans and cash dividends.  Additionally, Wendy’s/Arby’s ability to meet its cash requirements is also dependent upon payments by Wendy’s and Arby’s under a tax sharing agreement.  The Companies’ cash requirements include, but are not limited to, interest and principal payments on their indebtedness.  Under the terms of the Credit Agreement (see “Item 1A. Risk Factors—Risks Related to Wendy’s and Arby’s Businesses – Wendy’s/Arby’s Restaurants and its subsidiaries, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement”), there are restrictions on the ability of Wendy’s/Arby’s Restaurants and its subsidiaries to pay any dividends or make any loans or advances to Wendy’s/Arby’s.  The ability of Wendy’s and Arby’s to pay cash dividends to the Companies or make any loans or advances, as well as to make payments under the tax sharing agreement to Wendy’s/Arby’s is also dependent upon their ability to achieve sufficient cash flows after satisfying their cash requirements, including debt service.  As of January 2, 2011, under the terms of the Credit Agreement, there was $25.6 million available for the payment of dividends directly to Wendy’s/Arby’s from Wendy’s/Arby’s Restaurants, Wendy’s, or Arby’s.  See Note 11 of the Financial Statements and Supplementary Data included in Item 8 herein, and “Management’s Discussion and Analysis – Results of Operations and Liquidity and Capital Resources” in Item 7 herein, for further information on the Credit Agreement.

Item 6.  Selected Financial Data.

(Wendy’s/Arby’s)

	Year Ended (1)
	January 2, 2011		January 3, 2010		December 28, 2008(2)		December 30, 2007(2)		December 31, 2006(2)
(In Millions, except per share amounts)

Sales	$3,045.3		$3,198.3		$1,662.3		$1,113.4		$1,073.3
Franchise revenues	371.1		382.5		160.5		87.0		82.0
Asset management and related fees	-		-		-		63.3		88.0
Revenues	3,416.4		3,580.8		1,822.8		1,263.7		1,243.3
Operating profit (loss)	132.4	(5)	112.0	(6)	(413.6	) (7)	19.9	(8)	44.6
(Loss) income from continuing operations	(4.3	) (5)	3.5	(6)	(482.0	) (7)	15.1	(8)	0.7	(9)
Income from discontinued operations	-		1.6		2.2		1.0		-
Net (loss) income	(4.3	) (5)	5.1	(6)	(479.8	) (7)	16.1	(8)	(10.9	) (9)
Basic and diluted income (loss) per share (3):
Continuing operations:
Common stock	(.01)		.01		(3.06)		.15		(.13)
Class B common stock	N/A		N/A		(1.26)		.17		(.13)
Discontinued operations:
Common stock	N/A		-		.01		.01		N/A
Class B common stock	N/A		N/A		.02		.01		N/A
Net (loss) income
Common stock	(.01)		.01		(3.05)		.16		(.13)
Class B common stock	N/A		N/A		(1.24)		.18		(.13)
Cash dividends per share:
Common stock	.07		.06		.26		.32		.77
Class B common stock	N/A		N/A		.26		.36		.81
Weighted average shares outstanding (4):
Common stock	426.3		466.2		137.7		28.8		27.3
Class B common stock	N/A		N/A		48.0		63.5		59.3

	January 2, 2011		January 3, 2010		December 28, 2008(2)		December 30, 2007(2)		December 31, 2006(2)
	(In Millions)
Working capital (deficiency)	$333.3		$403.8		$(121.7)		$(36.9)		$161.2
Properties	1,551.3		1,619.2		1,770.4		504.9		488.5
Total assets	4,732.7		4,975.4		4,645.6		1,454.6		1,560.4
Long-term debt, including current portion	1,572.4		1,522.9		1,111.6		739.3		720.0
Stockholders’ equity	2,163.2		2,336.3		2,383.4		449.8		492.0

(1)
Wendy’s/Arby’s reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  Except for the 2009 fiscal year, which contained 53 weeks, each of Wendy’s/Arby’s fiscal years presented above contained 52 weeks.  All references to years relate to fiscal years rather than calendar years. The financial position and results of operations of Wendy’s are included commencing with the date of the Wendy’s Merger, September 29, 2008.  Immediately prior to the Wendy’s Merger, each share of our Class B common stock was converted into Class A common stock on a one for one basis.  In connection with the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, Wendy’s/Arby’s former Class A common stock is now referred to as “Common Stock.” Deerfield & Company LLC (“Deerfield”), in which Wendy’s/Arby’s held a 63.6% capital interest from July 22, 2004 through its sale on December 21, 2007, Deerfield Opportunities Fund, LLC, which commenced on October 4, 2004 and in which our investment was effectively redeemed on September 29, 2006, and DM Fund LLC, which commenced on March 1, 2005 and in which Wendy’s/Arby’s investment was effectively redeemed on December 31, 2006, reported on a calendar year ending on December 31 through their respective sale or redemption dates.

(2)	Selected financial data reflects the changes related to the adoption of the following accounting standards:

(a) As of December 29, 2008, Wendy’s/Arby’s adopted new accounting guidance related to non-controlling interests (formerly referred to as minority interests).  This adoption resulted in the retrospective reclassification of minority interests from its former presentation as a liability to “Stockholders’ equity.” The reclassifications were $0.l million, $0.9 million, and $14.2 million for 2008, 2007 and 2006 respectively. Additionally, in accordance with the new guidance, the loss from continuing operations in 2006 excludes the effect of income attributable to non-controlling interests of $11.5 million. Income attributable to non-controlling interests in 2008 and 2007 was not material.

(b) As of January 1, 2007, Wendy’s/Arby’s utilized a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns.  Wendy’s/Arby’s utilized a two-step process of evaluating a tax position, whereby an entity first determines if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled. There was no effect on the 2007 or prior period statements of operations.  However, there was a net reduction of $2.3 million in stockholders’ equity as of January 1, 2007.

(3)
For the purposes of calculating income per share amounts for 2007, net income was allocated between the shares of Wendy’s/Arby’s Class A common stock and Wendy’s/Arby’s Class B common stock based on the actual dividend payment ratio. For the purposes of calculating loss per share, the net loss for all years through 2008 was allocated equally between Class A common stock and Class B common stock.

(4)
The number of shares used in the calculation of diluted income per share in 2009 and 2007 consist of the weighted average common shares outstanding for each class of common stock and potential shares of common stock reflecting the effect of 483 dilutive stock options and nonvested restricted shares for 2009 and 129 for Wendy’s/Arby’s Class A common stock and 759 for Wendy’s/Arby’s Class B common stock for 2007. The number of shares used in the calculation of diluted income (loss) per share is the same as basic income (loss) per share for 2010, 2008 and 2006 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for these years.

(5)
Reflects certain significant charges recorded during 2010 as follows: $69.4 million charged to operating profit for impairment of long-lived assets other than goodwill; $43.0 million charged to loss from continuing operations and net loss related to these charges; and $16.2 million charged to loss from continuing operations and net loss related to costs incurred for the early extinguishment of debt, which was comprised of a premium payment required to redeem the Wendy’s 6.25% senior notes, the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes, and the write-off of deferred costs associated with the repayment of the Wendy’s/Arby’s Restaurants prior senior secured term loan.

(6)
Reflects significant charges recorded in 2009 of $82.1 million charged to operating profit for impairment of long-lived assets other than goodwill and $50.9 million charged to income from continuing operations and net income related to these charges.

(7)
Reflects certain significant charges and credits recorded during 2008 as follows: $460.1 million charged to operating loss consisting of a goodwill impairment for the Arby’s company-owned restaurant reporting unit; $484.0 million charged to loss from continuing operations and net loss representing the aforementioned $460.1 million charged to operating loss and other than temporary losses on investments of $112.7 million partially offset by $88.8 million of income tax benefit related to the above charges.

(8)
Reflects certain significant charges and credits recorded during 2007 as follows: $45.2 million charged to operating profit, consisting of facilities relocation and restructuring costs of $85.4 million less $40.2 million from the gain on sale of Wendy’s/Arby’s interest in Deerfield; $16.6 million charged to income from continuing operations and net income representing the aforementioned $45.2 million charged to operating profit offset by $15.8 million of income tax benefit related to the above charge, and a $12.8 million previously unrecognized prior year contingent tax benefit related to certain severance obligations to certain of Wendy’s/Arby’s former executives.

(9)
Reflects a significant charge recorded during 2006 as follows: $9.0 million charged to loss from continuing operations and net loss representing a $14.1 million loss on early extinguishments of debt related to conversions or effective conversions of Wendy’s/Arby’s 5% convertible notes due 2023 and prepayments of term loans under Wendy’s/Arby’s senior secured term loan facility, partially offset by an income tax benefit of $5.1 million related to the above charge.

(Wendy’s/Arby’s Restaurants)

Omitted pursuant to General Instruction I of Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”) should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within this report.  Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part 1” preceding “Item 1 - Business.”  You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above, as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

Except where otherwise indicated, this discussion relates to the consolidated financial statements for both Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants (the “Companies”). References herein to Wendy’s/Arby’s corporate (“Corporate”) represents Wendy’s/Arby’s parent company functions only and their effect on the consolidated results of operations and financial condition.

Wendy’s/Arby’s is the parent company of its 100% owned subsidiary holding company Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. On September 29, 2008, Wendy’s/Arby’s (formerly Triarc Companies, Inc. or “Triarc”) completed the merger (the “Wendy’s Merger”) with Wendy’s described below under “Introduction and Executive Overview – Merger with Wendy’s International, Inc.”

Wendy’s/Arby’s Restaurants sole asset at formation consisted of the contribution by Wendy’s/Arby’s of its investment in Wendy’s.  In March 2009, Wendy’s/Arby’s contributed its longstanding investment in Arby’s to Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants has no operations other than those of Wendy’s and Arby’s and their respective subsidiaries.

The Wendy’s Merger was completed on the first day of our 2008 fourth quarter and the results of operations of Wendy’s are included in our results beginning in the fourth quarter of 2008.  The results of operations discussed below for 2008 are not indicative of future results due to the consummation of the Wendy’s Merger.

Introduction and Executive Overview

Our Business

We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  As of January 2, 2011, the Wendy’s restaurant system was comprised of 6,576 restaurants, of which 1,394 were owned and operated by the Companies.  As of January 2, 2011, the Arby’s restaurant system was comprised of 3,649 restaurants, of which 1,144 were owned and operated by the Companies.  The 2,538 Wendy’s and Arby’s company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).  In January 2011, we announced that we are exploring strategic alternatives for Arby’s, including a sale of the brand.

Wendy’s and Arby’s revenues and operating results have been impacted by a number of factors, including generally negative sales and traffic trends in the restaurant industry, high unemployment, negative general economic trends and intense price competition.

We continue to believe there are long-term growth opportunities for our brands. Wendy’s opportunities include (1) product innovation, (2) a continued emphasis on our everyday value menu, (3) expanding dayparts, (4) modernizing our facilities, (5) new unit development, and (6) expanding internationally.  Our Arby’s opportunities include (1) our value strategy, which includes our everyday affordability proposition, (2) our remodeling program, (3) a new brand positioning to be introduced in 2011, and (4) product innovation.

As of January 2, 2011, there were approximately 350 Arby’s franchised restaurants with amounts payable to Arby’s for royalties, rent and/or other fees that were at least 60 days past due. The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 44 and 31 in the number of franchised restaurants for fiscal 2010 and 2009, respectively. During those periods 96 and 74 franchised Arby’s restaurants were closed, respectively. The trend of declining sales at franchised Arby’s restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow, as a result of the continued deteriorating financial condition of some of our franchisees. Franchisees’ financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of advertising programs. Continuation of these trends would affect our revenues and may have a material adverse effect on our results of operations and financial condition.

Restaurant business revenues for 2010 include: (1) $2,946.8 million of sales from company-owned restaurants, (2) $98.5 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $345.0 million from royalty income from franchisees, and (4) $26.1 million of other franchise related revenue and other revenues.  Most of our Wendy’s and Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the year ended January 2, 2011.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

We report Wendy’s North America Restaurants same-store sales commencing after a store has been open for at least 15 continuous months as of the beginning of the fiscal year. Arby’s North America Restaurants same-store sales are reported after a store has been open for 15 continuous months.  These methodologies are consistent with the metrics used by our management for internal reporting and analysis.  Same-store sales exclude the impact of currency translation.

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

Merger with Wendy’s International, Inc.

On September 29, 2008, Wendy’s/Arby’s completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock for each share of Wendy’s common stock owned. Immediately prior to the Wendy’s Merger, each share of Wendy’s/Arby’s Class B common stock was converted into Class A common stock on a one for one basis (the “Conversion”).  As a result of the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, Wendy’s/Arby’s Class A common stock is now referred to as “Common Stock.”

Credit Agreement

As further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below, on May 24, 2010, Wendy’s/Arby’s Restaurants, entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility (the “Term Loan”) and a $150.0 million senior secured revolving credit facility (the “Credit Facility”).

The Companies recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 primarily related to the repayment of the Wendy’s 6.25% senior notes from the proceeds of the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s Merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants issued $565.0 million principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds of $551.1 million. The $13.9 million discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Deerfield

(Wendy’s/Arby’s)

On December 21, 2007, Wendy’s/Arby’s sold its 63.6% capital interest in Deerfield & Company, LLC (“Deerfield”), an asset management business and a subsidiary of Wendy’s/Arby’s until its sale, to Deerfield Capital Corp (“DFR”) (the “Deerfield Sale”).  The Deerfield Sale resulted in non-cash proceeds to Wendy’s/Arby’s aggregating $134.6 million, consisting of (1) 9.6 million convertible preferred shares (the “Preferred Stock”) of a subsidiary of DFR with an estimated fair value of $88.4 million at the date of the Deerfield Sale and (2) $48.0 million principal amount of series A senior secured notes of DFR due in December 2012 (the “DFR Notes”) with an estimated fair value of $46.2 million at the date of the Deerfield Sale.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock, which converted the Preferred Stock held by Wendy’s/Arby’s into a like number of shares of DFR common stock.  On March 11, 2008, Wendy’s/Arby’s Board of Directors approved the distribution of the shares of DFR common stock then held by

Wendy’s/Arby’s to Wendy’s/Arby’s stockholders.  The distribution in the form of a dividend, which was valued at $14.5 million, was paid in 2008 to holders of record of Wendy’s/Arby’s then outstanding Class A common stock and Class B common stock.

In March 2008, in response to unanticipated credit and liquidity events in the first quarter of 2008, DFR announced that it was repositioning its investment portfolio to focus on agency-only residential mortgage-backed securities and away from its principal investing segment to its asset management segment with its fee-based revenue streams.  In addition, it stated that during the first quarter of 2008, its portfolio was adversely impacted by deterioration of the global credit markets and, as a result, it sold $2.8 billion of its agency and $1.3 billion of its AAA-rated non-agency mortgage backed securities and reduced the net notional amount of interest rate swaps used to hedge a portion of its mortgage-backed securities by $4.2 billion, all at a net after-tax loss of $294.3 million to DFR.

Based on these events described above and their negative effect on the market price of DFR common stock, Wendy’s/Arby’s concluded that the fair value and, therefore, the carrying value of its investment in the DFR common shares was impaired. As a result, as of March 11, 2008 Wendy’s/Arby’s recorded an other than temporary loss, which is included in “Other than temporary losses on investments,” for the year ended December 28, 2008 of $68.1 million.  As a result of the subsequent distribution of the DFR common stock, the income tax loss that resulted from the decline in value of $68.1 million was not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

During the fourth quarter of 2008, Wendy’s/Arby’s recognized an allowance for collectability of $21.2 million to reduce the then carrying amount of the DFR Notes to $25.0 million. On June 9, 2010, pursuant to a March 2010 agreement between Wendy’s/Arby’s and DFR, Wendy’s/Arby’s received cash proceeds of $31.3 million, including interest, in consideration for the repayment and cancellation of the DFR Notes. The proceeds represented 64.1% of the $48.0 million aggregate principal amount of the DFR Notes.  Wendy’s/Arby’s recognized income of $4.9 million during the year ended January 2, 2011 as the repayment proceeds exceeded the carrying value of the DFR Notes.  This gain is included in “Investment income (expense), net.”

Related Party Transactions

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”).  QSCC manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s North America supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North America operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s was required to pay $15.5 million to QSCC over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. The required payments by Wendy’s under the Co-op Agreement were expensed in the fourth quarter of 2009 and included in “General and administrative.”  Wendy’s made payments of $15.2 million in 2010.  In addition to the initial funding by Wendy’s, since the third quarter of 2010, all QSCC members (including Wendy’s) began paying sourcing fees on products sourced through QSCC.  Such sourcing fees will be the primary means of funding QSCC’s operations after the initial funding by Wendy’s is completed. In connection with the ongoing operations of QSCC during 2010, QSCC reimbursed Wendy’s $0.9 million for amounts Wendy’s had paid primarily for payroll-related expenses for certain Canadian QSCC purchasing employees.  Effective January 4, 2010, the QSCC leased 9,333 square feet of office space from Wendy’s for a two year period for an average annual rental of $0.1 million with five one-year renewal options.

ARCOP, Inc. (“ARCOP”), a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby’s and Arby’s franchisees and operates under a previously established agreement similar to the Wendy’s Co-op Agreement.

Revolving credit facilities

In December 2009, and as amended in February and August 2010, AFA Service Corporation (“AFA”) entered into a revolving loan agreement with Arby’s.  The terms of this agreement allow AFA to have revolving loans of up to $14.0 million outstanding with an expiration date of March 2012 and bearing interest at 7.5% per annum.  In February 2011, the maximum principal amount of revolving loans was reduced to $11.0 million. As of January 2, 2011, the outstanding revolving loan balance was $4.5 million.

Strategic Sourcing Group Agreement

On April 5, 2010, QSCC and ARCOP, in consultation with Wendy’s/Arby’s Restaurants, established Strategic Sourcing Group Co-op, LLC (“SSG”).  SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Companies’ North America operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants had committed to pay approximately $5.2 million of SSG expenses, which were expensed in 2010 and included in “General and administrative,” and was to be paid over a 24 month period through March 2012. We made payments of $2.0 million in 2010.  Effective April 5, 2010, the SSG leased 2,300 square feet of office space from Arby’s until December 31, 2016, unless terminated earlier, for an annual base rental of $51 thousand.

Should a sale of Arby’s occur as discussed in “Introduction and Executive Overview – Our Business” herein, under the change of control provisions in the agreement that established SSG, the activities of SSG would be wound up.  In the wind up process, the assets, personnel and functions of SSG would be transferred to QSCC and ARCOP as such parties and Wendy’s/Arby’s Restaurants agree.  In contemplation of a possible sale, the parties are in discussion regarding the dissolution of SSG and transferring SSG’s assets, personnel and functions to QSCC and ARCOP.

(Wendy’s/Arby’s)

Equities Account

In 2005, Wendy’s/Arby’s invested $75.0 million in brokerage accounts (the “Equities Account”), which were managed by a management company (the “Management Company”) formed by the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer of Wendy’s/Arby’s (the “Former Executives”) and a director, who is Wendy’s/Arby’s former Vice Chairman (collectively with the Former Executives, the “Principals”).  The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns.

On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that Wendy’s/Arby’s would be permitted to withdraw all amounts in the Equities Account on an accelerated basis (the “Early Withdrawal”) effective no later than June 26, 2009.  Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company, which was terminated on June 26, 2009, Wendy’s/Arby’s had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47.0 million was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, Wendy’s/Arby’s agreed to pay the Management Company $5.5 million (the “Withdrawal Fee”), was not required to return the $47.0 million referred to above and was no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37.4 million (the “Equities Sale”), of which $31.9 million was received by Wendy’s/Arby’s, net of the Withdrawal Fee, and for which Wendy’s/Arby’s realized a gain of $2.3 million in 2009, which are both included in “Investment income (expense), net.”

Sublease of New York Office Space

In July 2008 and July 2007, Wendy’s/Arby’s entered into agreements under which the Management Company is subleasing office space on two of the floors of Wendy’s/Arby’s former New York headquarters.  During the second quarter of 2010, Wendy’s/Arby’s and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was cancelled in exchange for a reduction in rent.  Under the terms of the amended sublease, the sublease is not cancelable prior to the expiration of the prime lease and the Management Company pays rent to Wendy’s/Arby’s in an amount that covers substantially all of Wendy’s/Arby’s rent obligations under the prime lease for the subleased space.

Services Agreements

Wendy’s/Arby’s and the Management Company entered into a new services agreement (the “New Services Agreement”), which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the New Services Agreement, the Management Company assists Wendy’s/Arby’s with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters.  Pursuant to the terms of this agreement, Wendy’s/Arby’s is paying the Management Company a service fee of $0.25 million per quarter, payable in advance commencing July 1, 2009.  In addition, in the event the Management Company provides substantial assistance to Wendy’s/Arby’s in connection with a merger or acquisition, corporate finance and/or similar transaction that is consummated at any time during the period commencing on the date the New Services Agreement was executed and ending six months following the expiration of its term, Wendy’s/Arby’s will negotiate a success fee to be paid to the Management Company which is reasonable and customary for such transactions.

Under a prior services agreement which commenced on June 30, 2007 and expired on June 30, 2009, (the “Services Agreement”) the Management Company provided a broader range of professional and strategic services to Wendy’s/Arby’s in connection with its 2007 restructuring and the related transition of executive management responsibilities.

The Companies paid approximately $2.5 million and $5.4 million in 2010 and 2009, respectively, in fees for corporate finance advisory services under the New Services Agreement in connection with the negotiation and execution of the Credit Agreement in 2010 and the issuance of the Senior Notes in 2009.

Liquidation Services Agreement

On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assists Wendy’s/Arby’s in the sale, liquidation or other disposition of its cost investments and DFR Notes (the “Legacy Assets”), which are not related to the Equities Account.  As of the date of the Liquidation Services Agreement, the Legacy Assets were valued at $36.6 million (the “Target Amount”), of which $5.1 million was owned by Wendy’s/Arby’s Restaurants.  The Liquidation Services Agreement, which expires June 30, 2011, required Wendy’s/Arby’s to pay the Management Company a fee of $0.9 million in two installments in June 2009 and 2010, which is being amortized over the term of the agreement and included in “General and administrative.”  In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of and the aggregate net proceeds to us are in excess of the Target Amount, Wendy’s/Arby’s would be required to pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.  Assuming a current liquidation of all remaining Legacy Assets, the aggregate proceeds ($32.2 million as of January 2, 2011 primarily related to the cancellation and repayment of the DFR Notes) would not be expected to be in excess of the Target Amount.

Aircraft Agreement

In August 2007, Wendy’s/Arby’s entered into time share agreements under which the Former Executives and the Management Company used two Wendy’s/Arby’s corporate aircraft in exchange for payment of certain incremental flight and related costs of such aircraft.  Those time share agreements expired during the second quarter of 2009 and, in the third quarter of 2009, one of the aircraft was sold to an unrelated third party.

In June 2009, Wendy’s/Arby’s and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under a time share agreement.  The Aircraft Lease Agreement originally provided that Wendy’s/Arby’s would lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010. On June 24, 2010, Wendy’s/Arby’s and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring June 30, 2011).  Under the Aircraft Lease Agreement, TASCO pays $10 thousand per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. Wendy’s/Arby’s continues to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs. The Aircraft Lease Agreement may be terminated by Wendy’s/Arby’s without penalty in the event it sells the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale.

Presentation of Financial Information

The Companies’ fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 2, 2011” or “2010”, which consisted of 52 weeks, (2) “the year ended January 3, 2010” or “2009”, which consisted of 53 weeks and (3) “the year ended December 28, 2008” or “2008” which consisted of 52 weeks.  All references to years and quarters relate to fiscal periods rather than calendar periods.  Certain percentage changes between these years are considered not measurable or non meaningful (“n/m”).

Results of Operations

For each of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, the following tables included throughout Item 7 set forth the consolidated results of operations for the years ended January 2, 2011, January 3, 2010, and December 28, 2008 (dollars in millions, except company-owned average unit volumes which are in thousands):

(Wendy’s/Arby’s)

	2010		2009		2008
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$3,045.3	$(153.0)	$3,198.3	$1,536.0	$1,662.3
Franchise revenues	371.1	(11.4)	382.5	222.0	160.5
	3,416.4	(164.4)	3,580.8	1,758.0	1,822.8
Costs and expenses:
Cost of sales	2,610.8	(117.6)	2,728.4	1,312.9	1,415.5
General and administrative	416.6	(36.1)	452.7	204.0	248.7
Depreciation and amortization	182.2	(8.1)	190.3	102.0	88.3
Goodwill impairment	-	-	-	(460.1)	460.1
Impairment of long-lived assets	69.4	(12.7)	82.1	62.9	19.2
Facilities relocation and restructuring	-	(11.0)	11.0	7.1	3.9
Other operating expense, net	5.0	0.7	4.3	3.6	0.7
	3,284.0	(184.8)	3,468.8	1,232.4	2,236.4
Operating profit (loss)	132.4	20.4	112.0	525.6	(413.6)
Interest expense	(137.2)	(10.5)	(126.7)	(59.7)	(67.0)
Loss on early extinguishment of debt	(26.2)	(26.2)	-	-	-
Investment income (expense), net	5.2	8.2	(3.0)	(12.4)	9.4
Other than temporary losses on investments	-	3.9	(3.9)	108.8	(112.7)
Other income, net	3.8	2.3	1.5	(1.2)	2.7
Loss from continuing operations before income taxes	(22.0)	(1.9)	(20.1)	561.1	(581.2)
Benefit from income taxes	17.7	(5.9)	23.6	(75.7)	99.3
(Loss) income from continuing operations	(4.3)	(7.8)	3.5	485.4	(481.9)
Income from discontinued operations, net of income taxes	-	(1.6)	1.6	(0.6)	2.2
Net (loss) income	$(4.3)	$(9.4)	$5.1	$484.8	$(479.7)

(Wendy’s/Arby’s Restaurants)

	2010		2009		2008
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$3,045.3	$(153.0)	$3,198.3	$1,536.0	$1,662.3
Franchise revenues	371.1	(11.4)	382.5	222.0	160.5
	3,416.4	(164.4)	3,580.8	1,758.0	1,822.8
Costs and expenses:
Cost of sales	2,610.8	(117.6)	2,728.4	1,312.9	1,415.5
General and administrative	408.4	(34.3)	442.7	229.5	213.2
Depreciation and amortization	180.3	(8.2)	188.5	103.5	85.0
Goodwill impairment	-	-	-	(460.1)	460.1
Impairment of long-lived assets	69.4	(10.6)	80.0	70.4	9.6
Facilities relocation and restructuring	-	(8.0)	8.0	4.8	3.2
Other operating expense, net	5.2	2.0	3.2	2.5	0.7
	3,274.1	(176.7)	3,450.8	1,263.5	2,187.3
Operating profit (loss)	142.3	12.3	130.0	494.5	(364.5)
Interest expense	(136.2)	(10.8)	(125.4)	(58.5)	(66.9)
Loss on early extinguishment of debt	(26.2)	(26.2)	-	-	-
Other income (expense), net	2.7	5.7	(3.0)	(6.2)	3.2
(Loss) income before income taxes	(17.4)	(19.0)	1.6	429.8	(428.2)
Benefit from income taxes	14.8	6.8	8.0	(55.1)	63.1
Net (loss) income	$(2.6)	$(12.2)	$9.6	$374.7	$(365.1)

	2010		2009		2008
Sales:
Wendy’s (a)	$1,980.6		$2,035.2		$504.7
Arby’s	966.2		1,064.1		1,131.4
Bakery and kids’ meal promotion items sold to franchisees	98.5		99.0		26.2
Total sales	$3,045.3		$3,198.3		$1,662.3

Cost of sales:		% of Sales		% of Sales		% of Sales
Wendy’s (a)
Food and paper	$638.8	32.2%	$654.1	32.2%	$175.6	34.8%
Restaurant labor	590.0	29.8%	615.2	30.2%	152.7	30.2%
Occupancy, advertising, and other operating costs	458.6	23.2%	462.2	22.7%	117.4	23.3%
Total Wendy’s cost of sales	1,687.4	85.2%	1,731.5	85.1%	445.7	88.3%

Arby’s
Food and paper	265.1	27.4%	290.6	27.3%	322.8	28.5%
Restaurant labor	317.7	32.9%	332.8	31.3%	339.6	30.0%
Occupancy, advertising, and other operating costs	271.0	28.1%	293.0	27.5%	287.3	25.4%
Total Arby’s cost of sales	853.8	88.4%	916.4	86.1%	949.7	83.9%

Bakery and kids’ meal promotion items sold to franchisees	69.6	n/m	80.5	n/m	20.1	n/m
Total cost of sales	$2,610.8	85.7%	$2,728.4	85.3%	$1,415.5	85.2%

	2010	2009	2008
Margin $:
Wendy’s (a)	$293.2	$303.7	$59.0
Arby’s	112.4	147.7	181.7
Bakery and kids’ meal promotion items sold to franchisees	28.9	18.5	6.1
Total margin	$434.5	$469.9	$246.8

Restaurant margin %:
Wendy’s (a)	14.8%	14.9%	11.7%
Arby’s	11.6%	13.9%	16.1%
Total restaurant margin %	13.8%	14.6%	14.7%

Franchise revenues:
Wendy’s (a)	$296.4	$302.8	$74.6
Arby’s	74.7	79.7	85.9
Total franchise revenues	$371.1	$382.5	$160.5

Depreciation and amortization:
Wendy’s (a)	$113.1	$128.0	$23.8
Arby’s	55.3	56.2	61.2
Shared services center	11.9	4.3	-
Total depreciation and amortization Wendy’s/Arby’s Restaurants	180.3	188.5	85.0
Corporate	1.9	1.8	3.3
Total depreciation and amortization Wendy’s/Arby’s	$182.2	$190.3	$88.3

Impairment of long-lived assets:
Wendy’s (a)	$26.3	$23.5	$1.6
Arby’s	43.1	56.5	8.0
Total impairment of long-lived assets Wendy’s/Arby’s Restaurants	69.4	80.0	9.6
Corporate	-	2.1	9.6
Total impairment of long-lived assets Wendy’s/Arby’s	$69.4	$82.1	$19.2

Other operating expense, net:
Wendy’s (a)	$3.5	$2.4	$0.7
Arby’s	1.7	0.8	-
Total other operating expense, net Wendy’s/Arby’s Restaurants	5.2	3.2	0.7
Corporate	(0.2)	1.1	-
Total other operating expense, net Wendy’s/Arby’s	$5.0	$4.3	$0.7

Operating profit (loss), net:
Wendy’s (a), (b)	$204.9	$167.8	$30.8
Arby’s	(50.7)	(29.2)	(395.3)
Shared services center	(11.9)	(8.6)	-
Total operating profit (loss), net Wendy’s/Arby’s Restaurants	142.3	130.0	(364.5)
Corporate	(9.9)	(18.0)	(49.1)
Total operating profit (loss), net Wendy’s/Arby’s	$132.4	$112.0	$(413.6)

(Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants)

Restaurant statistics:			Fourth Quarter
Wendy’s same-store sales:	2010	2009	2008
North America company-owned restaurants	(1.7)%	(1.7)%	3.6%
North America franchised restaurants	(0.3)%	(0.3)%	3.8%
North America system wide	(0.6)%	(0.7)%	3.7%

Arby’s same-store sales:	2010	2009	2008
North America company-owned restaurants	(7.1)%	(8.2)%	(5.8)%
North America franchised restaurants	(5.2)%	(9.0)%	(3.6)%
North America system wide	(5.8)%	(8.8)%	(4.3)%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	10	53	63
Closed	(13)	(139)	(152)
Net (sold to) purchased by franchisees	(12)	12	-
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	9	69	78
Closed	(4)	(39)	(43)
Net (sold to) purchased by franchisees	(2)	2	-
Restaurant count at January 2, 2011	1,394	5,182	6,576

Arby’s restaurant count:
Restaurant count at December 28, 2008	1,176	2,580	3,756
Opened	5	54	59
Closed	(23)	(74)	(97)
Net purchased from (sold by) franchisees	11	(11)	-
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	44	44
Closed	(17)	(96)	(113)
Net (sold to) purchased by franchisees	(8)	8	-
Restaurant count at January 2, 2011	1,144	2,505	3,649
Total restaurant count at January 2, 2011	2,538	7,687	10,225

	2010	2009	2008
		(52 weeks)
Company-owned average unit volumes:
Wendy’s – North America (a)	$1,417.8	$1,421.9	$1,452.9
Arby’s – North America	$838.4	$896.7	$966.9
________________
(a)	Wendy’s data for 2008, other than average unit volumes, is only for the period commencing with the September 29, 2008 merger date through the end of the fiscal year.
(b)	Wendy’s “Operating profit (loss), net” includes the margin dollars for the bakery and kids’ meal promotion items sold to franchisees.

Sales
	Change
	2010	2009

Wendy’s	$(54.6)	$1,530.5
Arby’s	(97.9)	(67.3)
Bakery and kids’ meal promotion items sold to franchisees	(0.5)	72.8
	$(153.0)	$1,536.0

The decrease in sales in 2010 was primarily driven by one less week of sales when compared to 2009.  Sales for the 53rd week in 2009 for Wendy’s and Arby’s were $35.3 million and $15.9 million, respectively.  In addition, sales in 2010 were negatively impacted by the decline in Wendy’s and Arby’s North America company-owned same-store sales of 1.7% and 7.1%, respectively.  Wendy’s and Arby’s North America company-owned same-store sales for both 2010 and 2009 were impacted by the generally negative economic trends and competitive pressures described in “Introduction and Executive Overview – Our Business.”

Wendy’s North America company-owned same-store sales for 2010 decreased primarily due to a 1.9% decline in the number of customer transactions in 2010 as compared to 2009. Wendy’s Canada company-owned same-store sales decreased $5.9 million primarily due to an increase in value added sales tax in certain Canadian provinces in the third quarter of 2010.  The negative factors impacting Wendy’s sales were partially offset by (1) a $22.4 million positive impact from foreign currency translation for the year ended January 2, 2011 as compared to the prior year, and (2) an approximate 1% blended price increase taken primarily in late 2009.  Wendy’s locations sold or closed during or subsequent to the year ended January 3, 2010 resulted in a reduction in sales of $16.7 million for 2010, which was partially offset by incremental sales of $11.0 million in the year ended January 2, 2011 from new stores opened during fiscal 2009 and 2010.

The increase in sales in 2009 was primarily due to the Wendy’s Merger.  Wendy’s North America company-owned same-store sales for 2009, excluding the impact of fewer restaurants serving breakfast in 2009 as compared to 2008 and the effect of the 53rd week in 2009, would have decreased approximately 0.3%.

Arby’s North America company-owned same-store sales for 2010 were impacted by the effects of (1) a decrease of 8.3% in our average per customer check amount primarily as a result of the expansion in 2010 of Arby’s everyday value strategy, (2) a decrease of approximately 1.2% due to certain in-store promotional discounts that increased customer traffic during 2009, which did not recur in 2010, and (3) a reduction in advertising expenditures during 2010.  These negative factors were somewhat mitigated by a 1.2% increase in the number of customer transactions in 2010 as compared to 2009 primarily driven by expansion of our everyday value strategy.  Transaction trends have improved since the end of 2009, with the most significant increase in the fourth quarter of 2010 as compared to the same period in 2009.  Arby’s locations sold or closed during or subsequent to the 12 months ended January 3, 2010 generated $10.4 million of sales in that period, which was partially offset by sales of $8.0 million in the year ended January 2, 2011 from stores acquired from a franchisee during the first quarter of 2010.

In 2009, Arby’s company-owned same-store sales decreased 8.2% primarily due to (1) a 7.0% decline in the number of customer transactions in 2009 as compared to 2008, (2) a decrease of 1.2% in our average per customer check amount, and (3) a reduction in the number of national advertising campaigns, which was somewhat mitigated by certain aggressive in-store promotional discounts.  These negative factors were partially offset by sales for the 53rd week in 2009 of $15.9 million.

Franchise Revenues
	Change
	2010	2009

Wendy’s	$(6.4)	$228.2
Arby’s	(5.0)	(6.2)
	$(11.4)	$222.0

The decrease in franchise revenues for 2010 was primarily due to the decline in Wendy’s and Arby’s North America franchised restaurant same-store sales of 0.3% and 5.2%, respectively.  The increase in franchise revenues in 2009 was primarily due to the Wendy’s Merger.  Franchise revenues for the 53rd week in 2009 for Wendy’s and Arby’s were approximately $4.8 million and $1.3 million, respectively.

Wendy’s North America franchised restaurant same-store sales for 2010 were impacted by the same factors described above for Wendy’s company-owned restaurants, although we believe price increases taken by certain franchised restaurants, which were not taken by Wendy’s company-owned restaurants, mitigated some of the decline in same-store sales.  Wendy’s franchised restaurant closings include 71 restaurants in Japan which closed at the expiration of the franchise agreement on December 31, 2009.

Arby’s North America franchised restaurant same-store sales for 2010 were impacted by the same factors discussed above for Arby’s company-owned restaurants, although Arby’s North America franchised restaurants in 2010 (1) were comparing to weaker

2009 sales levels than at company-owned restaurants as a result of fewer in-store promotional discounts offered by franchisees during 2009, and (2) had a higher check average as a result of pricing and menu mix as compared to company-owned restaurants.

The decrease in Arby’s franchise revenues in 2009 was primarily attributable to the 9.0% decrease in same-store sales for North America franchised restaurants.  In addition, the franchised restaurants were disproportionately negatively affected by less national media advertising as certain underpenetrated franchise markets did not have sufficient local media advertising to offset the decrease in national advertising.

Cost of Sales
Change
	2010	2009

Wendy’s	0.1% points	(3.2)% points
Arby’s	2.3% points	2.2 % points
Consolidated	0.4% points	0.1 % points

Wendy’s North America company-owned restaurant cost of sales remained relatively flat as a percentage of sales in 2010 as compared to 2009.  The increase in occupancy, advertising, and other operating expenses of 0.5% points in 2010 as compared to 2009, was mostly offset by a decrease in restaurant labor costs of 0.4% points for the same comparable periods.  The increase in occupancy, advertising, and other operating expenses was due to increases in utilities, credit and debit card fees, and insurance expenses, combined with an increase in advertising expenses associated with the launch of the brand’s breakfast daypart in certain test markets.  The decrease in Wendy’s restaurant labor costs in 2010 as compared to 2009 was primarily due to a 0.5% point decrease in incentive compensation expense and a 0.3% point decrease in salaries and wages which was the result of the approximate 1% blended price increase taken primarily in late 2009, partially offset by a 0.4% point increase due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs.  Food and paper costs were unchanged as a percent of sales in 2010 as compared to 2009.   These costs were impacted by a 0.6% point increase in commodity costs primarily in the second half of 2010, which was offset by a 0.3% point decline in food costs from the approximate 1% blended price increase taken primarily late in 2009 and by 0.3% points from other individually insignificant factors which comprised the remainder of the offset.

The percentage decrease in Wendy’s North America company-owned restaurant cost of sales in 2009 as compared to the fourth quarter of 2008 was primarily attributable to improvements in restaurant labor costs and certain occupancy, advertising, and other operating expenses, partially due to ongoing operational improvements and the effect of price increases in 2009.  As a percent of sales, the impact of the 53rd week in 2009 on cost of sales was not material.

As a percentage of sales, Arby’s North America company-owned restaurant cost of sales increased in 2010 as compared to 2009 primarily due to higher restaurant labor costs and occupancy, advertising, and other operating expenses, and to a lesser extent an increase in food and paper costs.  Restaurant labor costs and occupancy, advertising, and other operating expenses were mainly affected by increases of 1.3% points and 1.0% points, respectively, due to the deleverage effect of the decline in Arby’s same-store sales without similar reductions in fixed and semi-variable costs excluding advertising.  These increases were offset, in part, by a 0.5% point decrease in advertising expenditures.  The increase in food and paper costs was comprised principally of a 0.7% point increase in commodity costs primarily in the second half of 2010, partially offset by a 0.6% point decrease related to certain in-store promotional discounts offered during 2009, which did not recur during 2010.

The percentage increase in the Arby’s North America company-owned restaurant cost of sales in 2009 as compared to 2008 was primarily attributable to higher restaurant labor and occupancy, advertising, and other operating costs due to the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs, and higher food and paper costs related to the targeted product discounting of a number of Arby’s menu items which was partially offset by decreases in commodity costs.  As a percent of sales, the impact of the 53rd week in 2009 on cost of sales was not material.

General and Administrative
	2010 Change
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Wendy’s/Arby’s support services costs	$(34.1)	$34.1	$-
Purchasing co-op start-up costs	(10.4)	-	(10.4)
Integration costs related to the Wendy’s Merger	(7.5)	(3.6)	(11.1)
Legal fees	(6.1)	(1.0)	(7.1)
Incentive compensation	(4.7)	(2.4)	(7.1)
Compensation	9.8	(15.4)	(5.6)
Franchise incentives	4.7	-	4.7
Professional services	5.0	(2.5)	2.5
Severance	2.3	(0.1)	2.2
401(k) expense	2.5	(0.7)	1.8
Services agreements	-	(2.8)	(2.8)
Other, net	4.2	(7.4)	(3.2)
	$(34.3)	$(1.8)	$(36.1)

	2009 Change
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Wendy’s Merger	$145.5	$16.2	$161.7
Wendy’s/Arby’s support services costs	34.1	(34.1)	-
Wendy’s Co-op Agreement	15.5	-	15.5
Integration costs related to the Wendy’s Merger	11.1	3.2	14.3
Incentive compensation	8.9	0.8	9.7
Provision for doubtful accounts	6.5	-	6.5
Management services agreement	6.5	(6.5)	-
Salaries and wages	(1.9)	5.9	4.0
Services agreements	-	(5.3)	(5.3)
Aircraft expenses	-	(2.1)	(2.1)
Other, net	3.3	(3.6)	(0.3)
	$229.5	$(25.5)	$204.0

(Wendy’s/Arby’s)

The decrease in general and administrative expenses in 2010 was primarily related to (1) the non-recurrence in 2010 of the amounts recorded in the 2009 fourth quarter as a result of the Wendy’s Co-op Agreement, (2) declines in Wendy’s-related integration costs resulting from the completion of integration efforts in early 2010, (3) reductions in legal reserves for matters accrued in prior years, (4) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (5) reductions in staffing at our shared services center in Atlanta, Georgia, and the formation of the Wendy’s Co-Op in 2009, and (6) declines in fees under our related party services agreement that was renegotiated in June 2009.  The decreases were partially offset by (1) the costs incurred in 2010 related to the formation of SSG, (2) increases in franchise incentives offered in conjunction with the Wendy’s remodeling program, (3) increases in professional services fees associated primarily with information technology projects, (4) increases in severance costs related to the termination of certain senior Arby’s executives, and (5) increased 401(k) expense associated with certain legacy Wendy’s plans that have since been merged into the Wendy’s/Arby’s plan.

The increases for 2009 were primarily due to the effects of the Wendy’s Merger, as well as increases in (1) integration costs related to the Wendy’s Merger and (2) salaries and wages due to staffing and other expenses associated with the establishment of the shared services center in Atlanta, Georgia.  Our 2009 general and administrative expenses were also significantly impacted by (1) required future payments expensed in the 2009 fourth quarter as a result of the Wendy’s Co-op Agreement, (2) increases in incentive compensation accruals due to stronger operating performance versus plan in 2009 than in 2008, and (3) an increase in the provision for doubtful accounts primarily associated with the collectability of Arby’s franchise receivables.  The 2009 increases in general and administrative expenses were partially offset by (1) a decrease in fees under the services agreement with the Management Company and (2) a decrease in costs associated with our corporate aircraft agreements with the Principals and the Management Company and the sale of one of the aircraft in 2009.

(Wendy’s/Arby’s Restaurants)

The decrease in general and administrative expenses in 2010 was primarily related to (1) Wendy’s/Arby’s support services costs charged to Wendy’s/Arby’s Restaurants during the first quarter of 2009, which were incurred directly by Wendy’s/Arby’s Restaurants after the 2009 first quarter, (2) the non-recurrence in 2010 of the amounts recorded in the 2009 fourth quarter as a result of the Wendy’s Co-op Agreement, (3) declines in Wendy’s-related integration costs resulting from the completion of integration efforts in early 2010, (4) reductions in legal reserves for legal matters accrued in prior years, and (5) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009.  The decreases were partially offset by (1) the costs incurred in 2010 related to the formation of SSG, (2) increases in compensation costs as 2009 first quarter compensation costs were included in the Wendy’s/Arby’s support services charge, (3) increases in franchise incentives offered in conjunction with the Wendy’s remodeling program, (4) increases in professional services fees associated primarily with information technology projects, (5) increases in severance costs related to the termination of certain senior Arby’s executives, and (6) increased 401(k) expense associated with certain legacy Wendy’s plans that have since been merged into the Wendy’s/Arby’s plan.

The increases for 2009 were primarily due to the Wendy’s Merger.  Our 2009 general and administrative expenses were also significantly impacted by (1) Wendy’s/Arby’s support services costs charged to Wendy’s/Arby’s Restaurants during the first quarter of 2009, which were incurred directly by Wendy’s/Arby’s Restaurants after the 2009 first quarter, (2) required future payments expensed in the 2009 fourth quarter as a result of the Wendy’s Co-op Agreement, (3) integration costs related to the Wendy’s Merger, (4) increases in incentive compensation accruals due to stronger operating performance versus plan in 2009 than in 2008, (5) an increase in the provision for doubtful accounts primarily associated with the collectability of Arby’s franchise receivables, and (6) a 2009 increase in fees related to the 2005 Arby’s management services agreement with Wendy’s/Arby’s as compared to a net credit in fees in the prior year due to the reimbursement of certain costs from Wendy’s/Arby’s to Wendy’s/Arby’s Restaurants.

Depreciation and Amortization
	Change
	2010	2009

Wendy’s restaurants, primarily properties	$(14.9)	$104.2
Arby’s restaurants, primarily properties	(0.9)	(5.0)
Shared services center assets	7.6	4.3
Total Wendy’s/Arby’s Restaurants	(8.2)	103.5
Corporate	0.1	(1.5)
Total Wendy’s/Arby’s	$(8.1)	$102.0

The 2010 decrease in depreciation and amortization was primarily related to (1) an adjustment of $6.5 million in the prior year related to a one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) and (2) a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. These decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center.

The 2009 increase was primarily related to the increase in long-lived assets as a result of the Wendy’s Merger. The 2009 increase was also affected by a one-time increase in depreciation and an increase in the amortization of capitalized software related to the establishment of the shared services center, both as discussed above.  These 2009 increases were partially offset by the reduction in depreciation of Arby’s long-lived assets related to impairment charges previously recorded.

Goodwill Impairment

We operate in two business segments consisting of two restaurant brands: (1) Wendy’s restaurants and (2) Arby’s restaurants. Each segment includes reporting units for company-owned restaurants and franchise operations for purposes of measuring goodwill impairment.

We performed our annual goodwill impairment test in the fourth quarters of each of the fiscal years presented. In 2008, as a result of the acceleration of the general economic and market downturn, as well as continued decreases in Arby’s same-store sales, we concluded that the carrying amount of the Arby’s company-owned restaurant reporting unit exceeded its fair value.  Accordingly, we recorded impairment charges of $460.1 million in 2008.

Impairment of Long-Lived Assets
	Change
	2010	2009

Wendy’s restaurants, primarily properties at underperforming locations	$2.8	$21.9
Arby’s restaurants, primarily properties at underperforming locations	(13.4)	48.5
Total Wendy’s/Arby’s Restaurants	(10.6)	70.4
Corporate, aircraft	(2.1)	(7.5)
Total Wendy’s/Arby’s	$(12.7)	$62.9

The increase in charges for impairment of Wendy’s long-lived assets in 2010 was primarily the result of the deterioration in operating performance of certain Wendy’s company-owned restaurants.  The decline in Arby’s company-owned restaurants impairment was primarily due to the level of impairment charges taken in prior periods.  On a consolidated basis, the decline in Arby’s-related impairment charges more than offset the increase in Wendy’s-related impairment charges.  Wendy’s/Arby’s impairment charges were further impacted by impairment recorded in 2009 related to one of our corporate aircraft which did not recur in 2010.  The aircraft was classified as held for sale in the 2009 second quarter and sold in July 2009.

The 2009 increase in charges for the impairment of long-lived assets was primarily the result of the deterioration in operating performance of certain Wendy’s and Arby’s restaurants.  As discussed above, Wendy’s/Arby’s also recorded impairment on one of their corporate aircraft during 2009, but to a lesser extent as compared to impairment charges recorded in 2008.

Interest Expense
	Change
	2010	2009

Senior Notes	$28.9	$32.0
Term Loan	2.6	(11.2)
Wendy’s debt	(10.5)	31.6
Amortization of deferred financing costs	(6.5)	6.1
Wendy’s interest rate swaps	(5.0)	-
Arby’s debt	(0.6)	1.1
Other	1.9	(1.1)
Total Wendy’s/Arby’s Restaurants	10.8	58.5
Corporate debt	(0.5)	0.8
Other	0.2	0.4
Total Wendy’s/Arby’s	$10.5	$59.7

The increase in interest expense in 2010 was principally affected by (1) the full year impact in 2010 of interest on the Senior Notes issued in June 2009, and (2) higher principal amounts outstanding during 2010 under the Term Loan than were outstanding during 2009 under the prior Arby’s credit agreement as partially offset by the lower effective interest rate of the Term Loan as compared to the prior Arby’s credit agreement.  These increases in interest expense were partially offset by (1) the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 as further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below, (2) the effect of the 2009 first half write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement, and (3) a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010.  This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with the redemption of those notes in the second quarter of 2010.

The 2009 increase in interest expense was principally affected by interest on the Senior Notes issued in June 2009, as well as the full year impact in 2009 of interest expense on debt assumed in the Wendy’s Merger.  Excluding the effect of the Senior Notes issuance and the effect of the Wendy’s debt assumed, the decrease in 2009 interest expense was primarily due to a net decrease in the senior secured term loan interest expense as a result of significant prepayments, partially offset by the write-off of financing costs related to these prepayments as discussed above and an increase in the interest rate on such loan.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in 2010 of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement,” (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s Merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s/Arby’s Restaurants prior senior secured term loan as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement.”

Investment Income (Expense), Net

(Wendy’s/Arby’s)
	Change
	2010	2009

DFR Notes	$4.9	$-
Withdrawal Fee	5.5	(5.5)
Recognized net gains	(1.7)	(4.5)
Interest income	(0.2)	(1.0)
Other	(0.3)	(1.4)
	$8.2	$(12.4)

The increase in investment income primarily related to (1) the recognition of income on the DFR Notes as discussed above in “Introduction and Executive Overview – Deerfield,” and (2) an early withdrawal fee incurred in 2009 that did not recur in 2010.  These increases were partially offset by net investment gains recognized in the prior year that did not recur in 2010.  As of January 2, 2011, our remaining investments include a joint venture investment and certain cost investments.

Our 2009 net gains included realized gains on available-for-sale securities and cost method investments and unrealized and realized gains on derivative instruments.  The change in our recognized net gains in 2009 was primarily due to: (1) $2.8 million of net unrealized and realized losses on swap derivatives held in 2008, (2) $2.3 million of net gains that were realized upon the Equities Sale, and (3) a $2.2 million decrease in net realized losses on available for sale securities held in 2008, as offset by (1) a $9.0 million decrease in net unrealized and realized gains on securities sold short which were held in 2008, (2) $1.2 million of realized losses on securities sold short in 2009, (3) $0.8 million decrease in unrealized gains on put and call option derivatives that were sold in 2009, and (4) $0.8 million decrease in gains from the sale of cost method investments.  The Withdrawal Fee relates to the fee paid to the Management Company for the Equities Sale as discussed in “Introduction and Executive Overview – Related Party Transactions - Equities Account.”

Other Than Temporary Losses on Investments

(Wendy’s/Arby’s)
	Change
	2010	2009

Cost method investments	$(3.1)	$(7.2)
Available-for-sale securities, including CDOs	(0.8)	(12.3)
DFR common stock	-	(68.1)
DFR Notes	-	(21.2)
	$(3.9)	$(108.8)

We did not recognize any other than temporary losses on our remaining investments during 2010.  As such the 2010 change reflects 2009 other than temporary losses on investments which did not recur in 2010.  Due to market conditions and other factors present during 2009 and 2008, we recorded other than temporary losses of $3.9 million and $112.7 million, respectively.  The following discussion highlights the activity related to changes in other than temporary losses on investments in 2009 as compared to 2008.

•   Losses due to the reduction in value of our investments

Based on a review of our unrealized investment losses, we determined that the decreases in the fair value of certain of our investments in 2009 and 2008 were other than temporary due to the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment. Accordingly, we recorded other than temporary losses on certain common stock, certain available-for-sale securities, and certain cost method investments.

The 2009 decrease in losses due to the reduction in value of our investments was principally impacted by the non-recurring 2008 loss on our DFR common stock discussed in “Introduction and Executive Overview – Deerfield.”  In addition, 2009 losses on certain available-for-sale securities were not as significant due primarily to the Equities Sale in June 2009.  Losses in 2009 related to cost method investments were not as significant due to improved market conditions as compared to 2008.

•   Losses due to investment collectability

The 2009 decrease in losses due to investment collectability was impacted by the non-recurring allowance for doubtful collectability on the DFR Notes recorded in 2008, discussed above in “Introduction and Executive Overview – Deerfield.”

•  Losses due to illiquidity

The 2009 decrease in losses due to illiquidity was due to the 2008 write-down of $8.5 million on our then entire cost method investment in Jurlique International Pty Ltd, a privately-held Australian upscale skin care company (“Jurlique”) that did not recur in 2009.

Benefit from Income Taxes
	Change
	Wendy’s/Arby’s		Wendy’s/Arby’s Restaurants
	2010	2009	2010	2009

Federal and state benefit (provision) on variance in (loss) income from continuing operations before tax	$(3.3)	$(200.8)	$7.3	$(156.7)
Foreign tax credits net of tax on distribution of foreign earnings	6.6	(9.2)	6.6	(9.2)
Recognition of tax benefit of state net operating losses as a result of dissolution of our captive insurance company	(9.6)	9.6	(9.6)	9.6
Goodwill impairment	-	99.7	-	99.7
DFR common stock	-	20.3	-	-
Other	0.4	4.7	2.5	1.5
	$(5.9)	$(75.7)	$6.8	$(55.1)

Our income taxes in 2010, 2009 and 2008 were impacted by variations in (loss) income from continuing operations before tax adjusted for recurring items, such as non-deductible expenses, state income taxes and adjustments related to prior year tax matters, as well as non-recurring, discrete items.  Discrete items may occur in any given year, but are not consistent from year to year.  Taxes changed as a result of discrete items of (1) the 2010 and 2008 tax benefit of foreign tax credits net of related taxes on the distribution of foreign earnings, (2) the 2009 tax benefit on recognizing previously unrecognized state net operating losses, net of valuation allowances, in connection with the dissolution of our captive insurance company, (3) the 2008 tax provision on the impairment of goodwill as described above in “Goodwill Impairment” as a result of non-deductible financial reporting goodwill in excess of tax goodwill and (4) the 2008 tax provision on a loss which is not deductible for tax purposes in connection with the decline in value of our investment in the common stock of DFR and related declared dividend as described in “Introduction and Executive Overview – Deerfield”.

Income from Discontinued Operations, Net of Income Taxes

(Wendy’s/Arby’s)
	Change
	2010	2009

Income from discontinued operations before income taxes	$(0.7)	$0.5
Income tax changes due to settlements of income tax matters	(1.1)	(0.6)
(Provision for) benefit from income taxes	0.2	(0.5)
	$(1.6)	$(0.6)

The changes in the income from discontinued operations for 2010 and 2009 represent transactions in 2009 and 2008, respectively, related to the settlement of income tax and other matters from our former premium beverage and soft drink concentrate business and our former utility and municipal services and refrigeration business segments.

Outlook for 2011

Sales

We anticipate that certain of the factors described above which affected our 2010 company-owned same-store sales, including current restaurant industry-wide sales trends, the uncertain economic environment, high unemployment and competitive discounting, will continue to have an impact on sales for 2011. We expect that Wendy’s sales will be favorably impacted by (1) product innovation, (2) expanding dayparts, and (3) modernizing our facilities.  We anticipate that Arby’s sales in 2011 will be favorably impacted by (1) our new brand positioning highlighted by a new marketing campaign, (2) the introduction of new premium products, and (3) continued focus on everyday value.  For 2011, the net impact of new store openings and closings is not expected to have a significant impact on consolidated sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants at Wendy’s and Arby’s will continue to be generally impacted by many of the same factors described above under “Sales.”  Arby’s franchise revenues may also be impacted by certain franchisees’ financial difficulties and the closure of franchised restaurants.

Cost of Sales

We expect that the factors described above which affected cost of sales for company-owned restaurants in 2010 for the Wendy’s and Arby’s brand will continue to impact cost of sales in 2011.  In addition, we expect both Wendy’s and Arby’s cost of sales to be negatively impacted due to an overall increase in commodity costs.

Depreciation and Amortization

We expect that our depreciation and amortization expenses will increase in 2011 primarily due to the effect on depreciation of (1) capital expenditures at Wendy’s related to our continued remodeling of company-owned restaurants and the opening of new company-owned restaurants and (2) various capital projects.

Interest Expense

We expect our interest expense for 2011 will decrease slightly compared to 2010 primarily as a result of the effect of the redemption of the Wendy’s 6.25% senior notes and cancellation of related interest rate swaps in May 2010, partially offset by an increase in interest expense due to higher principal amounts outstanding during 2011 under the Term Loan than were outstanding during 2010 under the Term Loan issued in May 2010 and the prior Arby’s credit agreement prior to May 2010, and by the lower effective interest rate of the Term Loan as compared to the prior Arby’s credit agreement.

Arby’s Strategic Alternatives

In January 2011, Wendy’s/Arby’s announced that it is exploring strategic alternatives for Arby’s, including a sale of the brand.  This process is in its early phases and there is no assurance as to any particular outcome.  To address uncertainties for our employees created by this process, Wendy’s/Arby’s has implemented a retention program; the payment of a portion of which is conditioned on the sale of Arby’s.  While the process is pending, Arby’s will continue to execute its growth initiatives.

Liquidity and Capital Resources

For each of Wendy's/Arby's and Wendy's/Arby's Restaurants, the following tables included throughout Liquidity and Capital Resources present dollars in millions.

Net Cash Provided by Operating Activities

2010 Compared with 2009

Net cash provided by operating activities for Wendy’s/Arby’s was $226.3 million for the year ended January 2, 2011 as compared to $298.8 million for the year ended January 3, 2010.  Net cash provided by operating activities for Wendy’s/Arby’s Restaurants was $231.3 million for the year ended January 2, 2011 as compared to $321.7 million for the year ended January 3, 2010.  The significant components, which accounted for the overall decreases in net cash provided by operating activities of $72.5 million and $90.4 million for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, respectively, for the year ended January 2, 2011 as compared to the year ended January 3, 2010 were as follows:

	Change
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
Accrued expenses and other current liabilities:
Incentive compensation	$(32.7)	$0.2	$(32.5)
QSCC Co-op Agreement	(30.5)	-	(30.5)
Interest	(29.8)	0.4	(29.4)
Income taxes	4.5	(1.0)	3.5
Accounts payable	38.4	(0.7)	37.7
Tax sharing agreement	(28.9)	28.9	-
Net (loss) income and non-cash adjustments, net	(13.0)	(16.4)	(29.4)
Other, net	1.6	6.5	8.1
	$(90.4)	$17.9	$(72.5)

The net decrease in the comparative operating cash flow principally resulted from (1) an increase in amounts paid under incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, combined with a decrease in the amounts accrued in 2010 as compared to 2009 due to lower operating performance, (2) the payment of start-up costs to QSCC in 2010 which were accrued in 2009, and (3) interest payments in 2010 primarily resulting from interest payments in January and July 2010 on the Senior Notes and a decrease in interest expense due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2009, partially offset by an increase in interest expense accruals on the Senior Notes issued in June 2009.  The net decrease in comparative operating cash flow was partially offset by the effect of the income tax benefit recorded in 2010 as compared to the provision for income taxes recorded in 2009 primarily due to variations in (loss) income before income taxes of our subsidiaries in 2010 and 2009. These changes were partially offset by the net impact of the following, which affected accounts payable:  (1) a decrease in the 2009 amounts payable for non-recurring items more typically included in accrued expenses rather than accounts payable with no comparable amounts in 2010, (2) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales in 2010 as compared to 2009, (3) a reduction in amounts paid to the Wendy’s national advertising cooperative in 2010 as compared to 2009 due to changes in the timing of royalty payments to them and a shift of product testing to the advertising co-op, and (4) amounts paid in 2009 associated with certain outstanding 2008 lease payments which did not recur in 2010.  Wendy’s/Arby’s Restaurants’ comparative operating cash flow was also impacted by an increase in amounts accrued in 2010 versus 2009 for Federal and state income taxes under a tax sharing agreement with Wendy’s/Arby’s, partially offset by 2009 tax payments under this agreement, which were settled in cash with Wendy’s/Arby’s.

Additionally, for the year ended January 2, 2011, the Companies had the following significant sources and uses of cash other than from operating activities:
•	Proceeds from the term loan of $497.5 million;
•	Repayments of $250.8 million of Wendy’s/Arby’s Restaurants amended senior secured term loan;
•	Payment of $215.0 million, including a premium of $15.0 million, to redeem the Wendy’s 6.25% senior notes;
•
Cash capital expenditures totaling $148.0 million, which included $50.1 million for the remodeling of restaurants, $10.9 million for the construction of new restaurants, and $87.0 million for various capital projects;

•	Deferred financing costs of $16.4 million;

(Wendy’s/Arby’s)

•	Repurchases of Common Stock of $167.7 million, including commissions of $0.7 million and excluding $5.8 million of 2009 purchases that were not settled until 2010;
•	Proceeds of $30.8 million, excluding interest, from the repayment and cancellation of the DFR Notes;
•	Dividend payments of $27.6 million; and

(Wendy’s/Arby’s Restaurants)

•	Intercompany dividend payments of $443.7 million to Wendy’s/Arby’s.

The net cash used in continuing operations before the effect of exchange rate changes on cash was approximately $80.8 million and $341.8 million for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, respectively.

2009 Compared with 2008

Net cash provided by operating activities for Wendy’s/Arby’s was $298.8 million for the year ended January 3, 2010 as compared to $73.6 million for the year ended December 28, 2008.  Net cash provided by operating activities for Wendy’s/Arby’s Restaurants was $321.7 million for the year ended January 3, 2010 as compared to $101.0 million for the year ended December 28, 2008.  The significant components, which accounted for the overall increase in net cash provided by operating activities of $225.2 million and $220.7 million for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, respectively, for the year ended January 3, 2010 as compared to the year ended December 28, 2008 were as follows:

	Change
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
Accrued expenses and other current liabilities:
Incentive compensation	$31.2	$7.5	$38.7
Interest	32.5	(0.6)	31.9
QSCC Co-op Agreement	15.4	-	15.4
Key executive agreements	13.4	-	13.4
Intercompany transactions	25.1	(25.1)	-
Income taxes	(11.0)	5.2	(5.8)
Accounts payable	(67.1)	7.5	(59.6)
Tax sharing payment	47.0	(47.0)	-
Net income (loss) and non-cash adjustments, net	132.4	57.3	189.7
Other, net	1.8	(0.3)	1.5
	$220.7	$4.5	$225.2

The net increase in the comparative operating cash flow principally resulted from (1) an increase in amounts accrued under incentive compensation plans in 2009 due to higher operating performance as compared to plan in 2009 versus 2008, partially offset by amounts paid under the plans in 2009 versus 2008 for fiscal 2008 and 2007, respectively, (2) an increase in interest expense accruals on the Senior Notes issued in June 2009 and the debt assumed as a result of the Wendy’s Merger in September 2008, partially offset by interest payments in 2009 primarily for the debt assumed in the Wendy’s Merger, (3) amounts accrued during the 2009 fourth quarter related to funding start-up costs and other operating expenses for the QSCC without similar accruals in 2008, and (4) amounts paid in 2008 under key executive agreements assumed in the Wendy’s Merger.  These changes were partially offset by the net impact of the following, which affected accounts payable: (1) a decrease in the amounts payable for non-recurring items more typically included in accrued expenses rather than accounts payable, (2) a decrease in amounts payable for food costs in 2009 as compared to 2008 primarily due to lower commodity costs during the end of 2009 versus the end of 2008, (3) an accumulation of certain payables associated with Arby’s lease agreements which were accrued at the end of 2008 and paid in 2009, (4) an increase in amounts payable at the end of 2008 that were paid in 2009 related to the timing of receipt of vendor invoices, and (5) an increase in amounts paid to Wendy’s national advertising cooperative in 2009, combined with a decrease in amounts payable to the Wendy’s national advertising cooperative at the end of 2009 versus 2008.  In addition, the net increase in comparative operating a cash flow was partially offset by an increase in income tax payments in 2009 as compared to 2008.  Wendy’s/Arby’s Restaurants’ net increase in comparative operating cash flow was also impacted by (1) an increase in amounts accrued in 2009 versus 2008 for Federal and state income taxes under a tax sharing agreement with Wendy’s/Arby’s, combined with a decrease in tax payments made in 2008 versus 2009 under this agreement, and (2) a decrease in certain non-recurring intercompany transactions during 2008 which eliminate in the consolidation of Wendy’s/Arby’s.

Additionally, for the year ended January 3, 2010, the Companies had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $607.5 million primarily from the issuance of the Senior Notes discussed below under “Long-term Debt”;
•	Net repayments of other long-term debt of $209.5 million, including a prepayment of $132.5 million on our senior secured term loan;
•
Cash capital expenditures totaling $101.9 million, which included $19.1 million for the remodeling of restaurants, $18.1 million for the construction of new restaurants, and $64.7 million for various capital projects;

•	Deferred financing costs of $38.4 million;

(Wendy’s/Arby’s)

•	Net investment proceeds of $38.1 million;

•	Repurchases of Common Stock of $72.9 million, including commissions of $0.3 million and excluding $5.8 million of repurchases that were not settled until after year end;
•	Dividend payments of $28.0 million; and

(Wendy’s/Arby’s Restaurants)

•	Intercompany dividend payments of $115.0 million to Wendy’s/Arby’s.

The net cash provided by continuing operations before the effect of exchange rate changes on cash was approximately $502.6 million and $473.1 million for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, respectively.

Sources and Uses of Cash for 2011

The Companies’ anticipated consolidated cash requirements for continuing operations for 2011, exclusive of operating cash flow requirements, consist principally of:

•  Cash capital expenditures of approximately $184 million as discussed below in “Capital Expenditures”;
•  Scheduled debt principal repayments aggregating $18 million;
•  Any potential business acquisitions or dispositions; and
•  The costs of any potential business acquisitions or financing activities.

(Wendy’s/Arby’s)

•	Quarterly cash dividends aggregating up to approximately $33.5 million as discussed below in “Dividends”;
•	Potential repurchases of Common Stock of up to $250.0 million under the currently authorized stock repurchase program; and

(Wendy’s/Arby’s Restaurants)

•	Potential intercompany dividends and fees.

Based upon current levels of operations, the Companies expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for at least the next 12 months.

Capitalization

	Year End 2010
	Wendy’s/Arby’s Restaurants	Wendy’s/Arby’s

Long-term debt, including current portion	$1,559.7	$1,572.4
Stockholders’ equity / Invested equity
Common stock	-	47.0
Additional paid-in capital	-	2,771.1
Other capital	2,423.5	-
Accumulated deficit	(499.5)	(412.5)
Advances to Wendy’s/Arby’s	(155.0)	-
Common stock held in treasury	-	(249.5)
Accumulated other comprehensive income	7.7	7.1
	$3,336.4	$3,735.6

Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants’ total capitalization at January 2, 2011 decreased $123.6 million and $363.4 million from $3,859.2 million and $3,699.8 million, each respectively, at January 3, 2010 and was principally impacted by the following:

•
The net increase in long-term debt is principally due to the Credit Agreement entered into in May 2010 as further discussed below in “Long-term Debt - Credit Agreement” partially offset by the $250.8 million repayment of the prior senior secured term loan and $215.0 million from the redemption of the Wendy’s 6.25% senior notes;

(Wendy’s/Arby’s)

•	Repurchases of Common Stock of $173.5 million, including commissions of $0.7 million;
•	Cash dividends paid of $27.6 million;
•	Net loss of $4.3 million;

(Wendy’s/Arby’s Restaurants)

•	Intercompany cash dividend payments of $443.7 million to Wendy’s/Arby’s; and
•	Net loss of $2.6 million.

Long-term Debt
Year End
2010

Senior Notes	$553.3
Term Loan	495.2
6.20% senior notes	217.8
Sale-leaseback obligations, excluding interest	121.9
Capitalized lease obligations, excluding interest	86.7
7% Debentures	81.2
Other	3.6
Total Wendy’s/Arby’s Restaurants	1,559.7
6.54% aircraft term loan	12.7
Total Wendy’s/Arby’s Group	$1,572.4

Except as described below, there were no material changes to the terms of any debt obligations since January 3, 2010.  See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 of this document for more information related to our long-term debt obligations.

Credit Agreement

On May 24, 2010, Wendy’s/Arby’s Restaurants entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility (the “Term Loan”) and a $150.0 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Agreement contains provisions for an uncommitted increase of up to $300.0 million principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties.

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

Should our strategic alternatives for Arby’s result in a sale of the brand, we may be required to utilize a portion of the sale proceeds to reduce the Term Loan.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 5.00% as of January 2, 2011.

The Companies incurred approximately $16.4 million in costs related to the Credit Agreement, which is being amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253.8 million of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan which replaced the prior Arby’s credit agreement in March 2009 and which was scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds were used for working capital and other general corporate purposes.

The Companies recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes

(recorded in connection with the Wendy’s Merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

Debt Covenants

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio, and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of its subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of January 2, 2011 and we expect to remain in compliance with all of these covenants for the next 12 months.

The indentures that govern Wendy’s 6.20% senior notes and 7% debentures contain covenants that specify limits on the incurrence of indebtedness secured by liens and sale-leaseback transactions. We were in compliance with these covenants as of January 2, 2011 and we expect to remain in compliance with these covenants for the next 12 months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as operating leases, require or required periodic financial reporting of certain subsidiary entities within Arby’s or of individual restaurants, which in many cases have not been prepared or reported. The Companies have negotiated waivers and alternative covenants with their most significant lessors which substitute consolidated financial reporting of Arby’s for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of January 2, 2011, we were not in compliance, and remain not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that we are in default of any of those lease agreements. We do not believe that such non-compliance will have a material adverse effect on our consolidated financial position or results of operations.

Derivatives

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

Other Revolving Credit Facilities

In December 2009, and as amended in February and August 2010, AFA entered into a revolving loan agreement with Arby’s.  The terms of this agreement allow AFA to have revolving loans of up to $14.0 million outstanding with an expiration date of March 2012 and bearing interest at 7.5% per annum.  In February 2011, the maximum principal amount was reduced to $11.0 million. As of January 2, 2011, the outstanding revolving loan balance was $4.5 million.

Convertible Notes

(Wendy’s/Arby’s)

On June 17, 2010, Wendy’s/Arby’s repurchased the remaining 5% convertible notes for $2.1 million, including accrued interest. The convertible notes were repurchased at a price of 100% of their principal amount plus accrued interest.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 2, 2011:

	Fiscal Years
	2011	2012-2013	2014-2015	After 2015	Total

Long-term debt (a)	$114.9	$228.5	$438.7	$1,316.1	$2,098.2
Sale-leaseback obligations (b)	14.9	30.2	30.5	137.5	213.1
Capitalized lease obligations (b)	15.9	25.1	26.8	108.7	176.5
Operating leases (c)	150.5	272.1	233.3	1,032.9	1,688.8
Purchase obligations (d)	90.4	70.1	56.8	77.7	295.0
Other (e)	4.1	0.7	-	-	4.8
Total Wendy’s/Arby’s Restaurants	390.7	626.7	786.1	2,672.9	4,476.4
Corporate long-term debt (a)	1.4	11.3	-	-	12.7
Corporate operating leases (c)	1.6	0.7	-	-	2.3
Other Corporate	0.2	0.1	-	-	0.3
Total Wendy’s/Arby’s (f)	$393.9	$638.8	$786.1	$2,672.9	$4,491.7

(a)
Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table.  The table above includes interest of approximately $709.4 million for Wendy’s/Arby’s.  We have estimated the interest on our variable-rate debt based on current base rates, the current interest rate margin and the amortization schedule in our Credit Agreement.  The table above also reflects the effect of interest rate swaps entered into in 2009 which lowered our interest rate on our 6.20% Wendy’s senior notes.  These amounts exclude the effects of the original issue discount on our Senior Notes and the fair value adjustments related to certain debt assumed in the Wendy’s Merger.

Should our strategic alternatives for Arby’s result in a sale of the brand, we may be required to utilize a portion of the sale proceeds to reduce the Term Loan.

(b)
Excludes related sublease rental receipts of $8.1 million on sale-leaseback obligations and $2.7 million on capitalized lease obligations.  The table above includes interest of approximately $91.2 million for sale-leaseback obligations and $89.8 million for capitalized lease obligations.

(c)
Represents the minimum lease cash payments.  Excludes related sublease rental receipts of $85.5 million for Wendy’s/Arby’s Restaurants and additional sublease rental receipts for Wendy’s/Arby’s of $1.9 million.

(d)
Includes (1) $215.0 million remaining for beverage purchase requirements for Wendy’s and Arby’s restaurants, (2) $2.8 million for advertising commitments, (3) $33.5 million for capital expenditures and (4) $43.7 million of other purchase obligations.

(e)
Represents (1) $0.3 million for funding of QSCC, (2) $3.0 million for funding related to SSG, (3) $1.4 million for potential additional capital investment requirements, and (4) $0.1 million and $0.3 million in severance for Wendy’s/Arby’s Restaurants and Wendy’s/Arby’s, respectively.

(f)
Excludes obligations for uncertain income tax positions of $26.3 million and $36.4 million for Wendy’s/Arby’s Restaurants and Wendy’s/Arby’s, respectively.  We are unable to predict when, and if, cash payments on any of this accrual will be required.

Capital Expenditures

In 2010, cash capital expenditures amounted to $148.0 million and non-cash capital expenditures, consisting of capitalized leases and certain sale-leaseback obligations, amounted to $5.7 million.  In 2011, we expect that cash capital expenditures will amount to approximately $184 million, principally relating to (1) remodeling approximately 100 Wendy’s company-owned restaurants, (2) ongoing maintenance capital expenditures for our company-owned restaurants, (3) the opening of an estimated 21 new Wendy’s company-owned restaurants, and (4) various capital projects.  We have $18.2 million of outstanding commitments for capital expenditures as of January 2, 2011, of which we expect $14.5 million to be paid in 2011.

Dividends

(Wendy’s/Arby’s)

On March 15, 2010, June 15, 2010, and September 15, 2010, Wendy’s/Arby’s paid quarterly cash dividends of $0.015 per share on its Common Stock, aggregating $19.3 million.  On December 15, 2010, Wendy’s/Arby’s paid a quarterly cash dividend of $0.02 per share on its Common Stock, aggregating to $8.3 million.  During the 2011 first quarter, Wendy’s/Arby’s declared dividends of $0.02 per share to be paid on March 15, 2011 to shareholders of record as of March 1, 2011.  If Wendy’s/Arby’s pays regular quarterly cash dividends for the remainder of 2011 at the same rate as declared in our 2011 first quarter, Wendy’s/Arby’s’s total cash requirement for dividends for all of 2011 would be approximately $33.5 million based on the number of shares of its Common Stock outstanding at

February 25, 2011.  Wendy’s/Arby’s currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

(Wendy’s/Arby’s Restaurants)

During 2010, $443.7 million of intercompany dividends were paid to Wendy’s/Arby’s.  During 2009, $115.0 million of dividends were paid to Wendy’s/Arby’s.  No dividends were paid to Wendy’s/Arby’s during 2008.  During the fourth quarter of 2008, Wendy’s advanced an aggregate of $155.0 million to Wendy’s/Arby’s, which were used to fund $150.2 million of capital contributions to Arby’s.  Arby’s used a portion of these capital contributions to prepay the term loan under the prior Arby’s credit agreement in an aggregate principal amount of $143.2 million.  These advances do not bear interest and Wendy’s/Arby’s does not currently intend to repay such advances.

As of January 2, 2011, under the terms of the Credit Agreement, there was $25.6 million available for the payment of dividends directly to Wendy’s/Arby’s.

Stock Repurchases

(Wendy’s/Arby’s)

As of January 3, 2010, our Board of Directors had authorized the repurchase of up to a total of $125.0 million of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible.  On January 27, 2010, March 22, 2010 and May 27, 2010, our Board of Directors authorized the repurchase of up to an additional $75.0 million, $50.0 million and $75.0 million, respectively, of our Common Stock through January 2, 2011, when and if market conditions warrant and to the extent legally permissible. As of January 2, 2011, Wendy’s/Arby’s had repurchased 52.3 million shares with an aggregate purchase price of $245.5 million, excluding commissions of $1.0 million.

On November 11, 2010, our Board of Directors authorized the extension of the current stock repurchase program through January 1, 2012 and authorized the repurchase of up to an additional $170.0 million of our Common Stock, bringing the total amount currently authorized to approximately $250.0 million.  The stock repurchase program will allow Wendy’s/Arby’s to make repurchases as market conditions warrant and to the extent legally permissible.

Guarantees and Other Contingencies

Year End 2010

Lease guarantees and contingent rent on leases (1)	$81.3
Loan guarantees (2)	13.0
Letters of credit (3)	32.4
Total Wendy’s/Arby’s Restaurants	126.7
Letters of credit (3)	0.7
Total Wendy’s/Arby’s	$127.4

(1)
Wendy’s is contingently liable for certain leases and other obligations primarily from company-owned restaurant locations now operated by franchises amounting to $67.3 million as of January 2, 2011. These leases extend through 2030. In addition, Wendy’s is contingently liable for certain leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities arising under the leases of $9.8 million. These leases expire on various dates through 2021. RTM, one of our subsidiaries, guarantees the lease obligations of eight RTM restaurants formerly operated by affiliates of RTM as of January 2, 2011 (the “Affiliate Lease Guarantees”). Certain former stockholders of RTM have indemnified us with respect to the Affiliate Lease Guarantees. In addition, RTM remains contingently liable for 10 leases for restaurants sold by RTM prior to the acquisition of RTM in 2005 if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”). The Lease Guarantees, which extend through 2020, could aggregate a maximum of approximately $4.2 million as of January 2, 2011.

(2)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees under debt arrangements for new store development and equipment financing. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement.

(3)
Wendy’s/Arby’s Restaurants and Corporate have outstanding letters of credit of $32.4 million and $0.7 million, respectively, with various parties; however, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Universal Shelf Registration Statement

(Wendy’s/Arby’s)

In December 2008, Wendy’s/Arby’s filed a universal shelf registration statement with the Securities and Exchange Commission in connection with the possible future offer and sale, from time to time, of an indeterminate amount of our Common Stock, preferred stock, debt securities and warrants to purchase any of these types of securities. This registration statement became effective automatically upon filing.  Unless otherwise described in the applicable prospectus supplement relating to any offered securities, Wendy’s/Arby’s anticipates using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt.  Wendy’s/Arby’s has not presently made any decision to issue any specific securities under this universal shelf registration statement.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among other things, goodwill impairment, impairment of long-lived assets, Federal and state income tax uncertainties, and allowance for doubtful accounts.  We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Goodwill impairment:

The Companies operate in two business segments consisting of two restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. In 2010, the Arby’s segment included company-owned restaurants and franchise reporting units and the Wendy’s segment included Wendy’s North America and international restaurant reporting units. As of January 2, 2011, substantially all Wendy’s goodwill of $866.0 million was associated with its North America reporting unit and Arby’s goodwill of $17.6 million relates entirely to the its franchise reporting unit.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired using a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement).  Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill.  Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.  The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Companies and other similar companies (the “market approach”).

The income approach, which considers factors unique to each of our reporting units and related long range plans that may not be comparable to other companies and that are not yet publicly available, is dependent on several critical management assumptions.  These assumptions include estimates of future sales growth, gross margins, operating costs, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate).  Anticipated cash flows used under the income approach are developed every fourth quarter in conjunction with our annual budgeting process and also incorporate amounts and timing of future cash flows based on our long range plan.

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit.  To select an appropriate rate for discounting the future earnings stream, a review was made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry.  The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant.  A terminal value is included at the end of the projection period used in our discounted cash flow analyses to reflect the remaining value that each reporting unit is expected to generate.  The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity.  The terminal value growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

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

We performed our annual goodwill impairment test in the fourth quarter of 2010.  Our assessment of goodwill of the Wendy’s North America Restaurants in the fourth quarter of 2010 indicated that there had been no impairment and that the fair value of this reporting unit of $3,080 million was approximately 12% in excess of its carrying value.  Our assessment of the Arby’s franchise restaurant reporting unit in the fourth quarter of 2010 indicated that there had been no impairment and that its fair value significantly exceeded its carrying value.

The estimated fair value of our reporting units are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

•	Impairment of long-lived assets:

Long-lived assets include our Wendy’s and Arby’s company-owned restaurant assets, their intangible assets, which include trademarks, franchise agreements, favorable leases and reacquired rights under franchise agreements, and certain prepaid assets.

As of January 2, 2011, the net carrying value of Wendy’s restaurant segment long-lived tangible and intangible assets were $1,145.7 million and $1,312.6 million (which includes $903.0 million associated with Wendy’s non-amortizing trademarks), respectively, and Arby’s restaurant segment long-lived tangible and intangible assets were $382.4 million and $24.5 million, respectively.

We review long-lived tangible and amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the recoverability of property and equipment and finite-lived other intangible assets by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.”  Our critical estimates in this review process include the anticipated future cash flows of each of Wendy’s and Arby’s company-owned restaurants used in assessing the recoverability of their respective long-lived assets.

Non-amortizing intangible assets are tested for impairment at least annually by comparing their carrying value to fair value; any excess of carrying value over fair value would represent impairment and a corresponding charge would be recorded.  Our critical estimates in the determination of the fair value of the non-amortizing intangible assets include the anticipated future revenues of company-owned and franchised restaurants and the resulting cash flows.

Our restaurant impairment losses principally reflect impairment charges resulting from the deterioration in operating performance of certain company-owned restaurants. Those estimates are or were subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position.  We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement.  Wendy’s/Arby’s has unrecognized tax benefits of $36.4 million and $39.1 million, which if resolved favorably would reduce their tax expense by $25.2 million and $27.1 million, at January 2, 2011 and January 3, 2010, respectively.  Wendy’s/Arby’s Restaurants has unrecognized tax benefits of $26.2 million and $28.4 million, which if resolved favorably would reduce their tax expense by $17.1 million and $18.5 million, at January 2, 2011 and January 3, 2010.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses.”  At January 2, 2011 and January 3, 2010, Wendy’s/Arby’s had $5.0 million and $4.3 million accrued for interest and $1.5 million and $1.0 million accrued for penalties, both respectively.  Wendy’s/Arby’s Restaurants had $4.7 million and $4.1 million accrued for interest and $1.2 million and $0.8 million accrued for penalties, both respectively.

Wendy’s/Arby’s participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Program (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  As such, our December 28, 2008 and January 3, 2010 tax returns, along with the Wendy’s pre-merger tax returns have been settled.  Our U.S. Federal income tax returns for 2007 and September 29, 2008 are not currently under examination.  Certain of the Wendy’s/Arby’s state income tax returns from its 1998 fiscal year and forward remain subject to examination.  We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Allowance for doubtful accounts

The need for an allowance for doubtful accounts on receivables related to franchisee obligations consisting primarily of royalties, franchise fees, and rents is reviewed on a specific franchisee basis based upon past due balances and the financial strength of the franchisee. If average sales or the financial health of franchisees were to deteriorate, it could result in an increase to the allowance for doubtful accounts related to franchise receivables. In 2010, Wendy’s and Arby’s franchisee related accounts receivable and notes receivable and estimated reserves for uncollectibility have increased significantly, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees.  For the year ended January 2, 2011, the Companies recorded $9.7 million in provision for doubtful accounts, which related to the Wendy’s and Arby’s franchisees.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Certain statements the Companies make under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the fair value of our investments and foreign currency fluctuations primarily related to the Canadian dollar.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of January 2, 2011, Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants long-term debt, including current portion, aggregated $1,572.4 million and $1,559.7 million, respectively. Long-term debt consisted of $868.6 million and $855.9 million of fixed-rate debt at Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, respectively; and $495.2 million of variable interest rate debt and $208.6 million of capitalized lease and sale-leaseback obligations for both companies. The Companies variable interest rate debt consists of $495.2 term loan borrowings under a variable-rate senior secured term loan facility due through 2017 (the “Term Loan”).  The interest rate on the Term Loan is based on the Eurodollar rate, which has a floor of 1.50%, plus 3.50%, or a base rate, which has a floor of 2.50%, plus 2.50%.  Since the inception of the Term Loan, and as of January 2, 2011, we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 5.00% as of January 2, 2011.

Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 and the first quarter of 2010 with notional amounts totaling $186.0 million and $39.0 million, respectively, that swap the fixed rate interest rates on the Wendy’s 6.20% senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges.  At January 2, 2011, the fair value of our Interest Rate Swaps was $9.6 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Commodity Price Risk

In our restaurant segments, we purchase certain food products, such as beef, poultry, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs.  While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  Management monitors our exposure to commodity price risk.

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

In 2010, Wendy’s, along with our franchisees, became members of a purchasing cooperative established in 2009 that negotiates contracts with approved suppliers on behalf of the Wendy's system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. The purchasing contracts which established pricing arrangements, and historically have limited the variability of these commodity costs but did not establish any firm purchase commitments by us or our franchisees, were transferred to the purchasing cooperative in January 2010.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations.  Exposure outside of North America is limited to the effect of rate fluctuations on royalties paid by franchisees.  We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations.  We have exposure to (1) our equity investment in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc., (2) investments in a Canadian subsidiary, and (3) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its restaurants and administrative operations. The exposure to Canadian dollar exchange rates on the Companies’ cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Companies’ Canadian operations to the Companies’ U.S. operations in U.S. dollars, and to a lesser extent royalties paid by Canadian franchisees.  Revenues from foreign operations for the year ended January 2, 2011 represented 10% of our total franchise revenues and 8% of our total revenues. For the year ended January 3, 2010, the same percentages were 9% and 7%, respectively.  Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2011 and January 3, 2010 would not have a material effect on our consolidated financial position or results of operations.

Equity Market Risk

Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on their earnings and cash flows with their expectations for long-term investment returns.

Overall Market Risk

Our overall market risk as of January 2, 2011 with the exception of our equity investment in TimWen was not material.  As of January 2, 2011 and January 3, 2010, our investment in TimWen was classified in the consolidated balance sheets as follows (in millions):

	Year End 2010
Type	At Cost	At Fair Value (a)	Carrying Value
Non-current equity investment (b)	$80.7	$98.6	$98.6

	Year End 2009
Type	At Cost	At Fair Value (a)	Carrying Value
Non-current equity investment (b)	$89.0	$97.5	$97.5
_____________________
(a)	There was no assurance at January 2, 2011 or January 3, 2010 that the Companies would have been able to sell this investment at this amount.
(b)	The Companies believe that the fair value of their equity interest in TimWen is at least equal to its carrying value as there have been no indications of its impairment.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for in accordance with the equity method of accounting.

Sensitivity Analysis

Market risk exposure for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants is presented for each class of financial instruments held by the Companies at January 2, 2011 and January 3, 2010 for which an immediate adverse market movement would cause a potential material impact on their financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of January 2, 2011, we did not hold any market-risk sensitive instruments, which were entered into for trading purposes. As such, the table below reflects the risk for those financial instruments entered into as of January 2, 2011 and January 3, 2010 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2010
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Non-current equity investment	$98.6	$-	$(9.9)	$(9.9)
Interest rate swaps	9.6	(7.7)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(495.2)	(30.7)	-	-

Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate:
Wendy’s/Arby’s Restaurants	(855.9)	(79.0)	-	-
Corporate	(12.7)	(0.7)	-	-
Wendy’s/Arby’s	$(868.6)	$(79.7)	$-	$-

	Year End 2009
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Non-current equity investment	$97.5	$-	$(9.8)	$(9.8)
Interest rate swaps	1.6	(5.6)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(251.5)	(5.3)	-	-

Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate:
Wendy’s/Arby’s Restaurants	(1,035.3)	(36.6)	-	-
Corporate	(21.0)	(0.1)	-	-
Wendy’s/Arby’s	$(1,056.3)	$(36.7)	$-	$-

The sensitivity analysis of financial instruments held at January 2, 2011 and January 3, 2010 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the U.S. dollar, each from their levels at January 2, 2011 and January 3, 2010, respectively, and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our non-current equity investment in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

As of January 2, 2011, the Companies had amounts of both fixed-rate debt and variable interest rate debt.  On the fixed-rate debt, the interest rate risk presented with respect to long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of $868.6 million of fixed-rate debt for Wendy’s/Arby’s and $855.9 million of fixed-rate debt for Wendy’s/Arby’s Restaurants and not on the Companies’ financial position or results of operations. However, as discussed above under “Interest Rate Risk,” the Companies have interest rate swap agreements on a portion of their fixed-rate debt. The interest rate risk of fixed-rate debt presented in the tables above excludes the effect of the $225.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements increase. The interest rate risk presented with respect to the interest rate swap agreements represents the potential impact the indicated change has on our results of operations. On the variable interest rate debt, the interest rate risk presented with respect to long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $495.2 million of variable interest rate long-term debt outstanding as of January 2, 2011. The Companies’ variable-rate long-term debt outstanding as of January 2, 2011 had a weighted average remaining maturity of approximately six years.

Item 8.   Financial Statements and Supplementary Data.

Defined Term	Footnote Where Defined
2010 Plan	(15)	Share-Based Compensation
401(k) Plan	(21)	Retirement Benefit Plans
Advertising Funds	(26)	Advertising Costs and Funds
AFA	(23)	Guarantees and Other Commitments and Contingencies
Affiliate Lease Guarantees	(23)	Guarantees and Other Commitments and Contingencies
Aircraft Lease Agreement	(24)	Transactions with Related Parties
Arby's	(1)	Summary of Significant Accounting Policies
ARCOP	(24)	Transactions with Related Parties
As Adjusted	(2)	Acquisitions and Dispositions
Bakery	(21)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
CAP	(13)	Income Taxes
Class A Options	(15)	Share-Based Compensation
Class B Options	(15)	Share-Based Compensation
Closing Date	(1)	Summary of Significant Accounting Policies
Companies	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Conversion	(2)	Acquisitions and Dispositions
Convertible Notes	(4)	Income (Loss) Per Share
Co-op Agreement	(24)	Transactions with Related Parties
Corporate	(1)	Summary of Significant Accounting Policies
Credit Agreement	(11)	Long-Term Debt
Credit Facility	(11)	Long-Term Debt
Deerfield	(3)	DFR Notes
Deerfield Sale	(3)	DFR Notes
Determination Date	(3)	DFR Notes
DFR	(1)	Summary of Significant Accounting Policies
DFR Notes	(1)	Summary of Significant Accounting Policies
Early Withdrawal	(24)	Transactions with Related Parties
Eligible Arby’s Employees	(21)	Retirement Benefit Plans
Equities Account	(24)	Transactions with Related Parties
Equities Sale	(24)	Transactions with Related Parties
Equity Plans	(15)	Share-Based Compensation
Former Executives	(24)	Transactions with Related Parties
Foundation	(24)	Transactions with Related Parties
GAAP	(1)	Summary of Significant Accounting Policies
Grants	(15)	Share-Based Compensation
Guarantors	(11)	Long-Term Debt
Indenture	(11)	Long-Term Debt
IRS	(13)	Income Taxes
Jurlique	(7)	Investments
Lease Guarantees	(23)	Guarantees and Other Commitments and Contingencies
Legacy Assets	(24)	Transactions with Related Parties
Liquidation Services Agreement	(24)	Transactions with Related Parties
LIBOR	(12)	Fair Value of Financial Instruments
Management Company	(22)	Lease Commitments
New CBA	(21)	Retirement Benefit Plans
New Services Agreement	(24)	Transactions with Related Parties
Package Options	(15)	Share-Based Compensation
Parent	(29)	Guarantor/Non-Guarantor
Preferred Stock	(3)	DFR Notes
Prior Plans	(21)	Retirement Benefit Plans
QSCC	(24)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
RSAs	(15)	Share-Based Compensations
RSUs	(15)	Share-Based Compensations
RTM	(23)	Guarantees and Other Commitments and Contingencies
RTM Acquisition	(23)	Guarantees and Other Commitments and Contingencies
Senior Notes	(11)	Long-Term Debt
SERP	(21)	Retirement Benefit Plans

Services Agreement	(24)	Transactions with Related Parties
SSG	(24)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Subleases	(24)	Transactions with Related Parties
Syrup	(23)	Guarantees and Other Commitments and Contingencies
Target Amount	(24)	Transactions with Related Parties
TASCO	(24)	Transactions with Related Parties
Term Loan	(11)	Long-Term Debt
Term Loan Swap Agreements	(12)	Fair Value of Financial Instruments
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Triarc	(1)	Summary of Significant Accounting Policies
Trustee	(11)	Long-Term Debt
Uncertain Tax Positions	(1)	Summary of Significant Accounting Policies
Union Pension Fund	(21)	Retirement Benefit Plans
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s Restaurants	(1)	Summary of Significant Accounting Policies
Wendy’s Merger	(1)	Summary of Significant Accounting Policies
Wendy’s Plans	(15)	Share-Based Compensation
Wendy’s Pension Plans	(21)	Retirement Benefit Plans
Withdrawal Agreement	(24)	Transactions with Related Parties
Withdrawal Fee	(24)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Wendy's/Arby's Group, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Wendy’s/Arby’s Group, Inc. and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2011

Item 8.  Financial Statements and Supplementary Data

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 2,	January 3,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$512,508	$591,719
Accounts and notes receivable	84,258	88,004
Inventories	22,694	23,024
Prepaid expenses and other current assets	24,386	29,212
Deferred income tax benefit	34,389	66,557
Advertising funds restricted assets	76,553	80,476
Total current assets	754,788	878,992
Properties	1,551,261	1,619,248
Other intangible assets	1,358,574	1,392,883
Goodwill	883,644	881,019
Investments	107,223	107,020
Notes receivable	12,612	39,295
Deferred costs and other assets	64,552	56,959
Total assets	$4,732,654	$4,975,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,415	$22,127
Accounts payable	81,361	103,454
Accrued expenses and other current liabilities	245,157	269,090
Advertising funds restricted liabilities	76,553	80,476
Total current liabilities	421,486	475,147
Long-term debt	1,553,987	1,500,784
Deferred income	11,460	13,195
Deferred income taxes	412,293	475,538
Other liabilities	170,254	174,413
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,771,126	2,761,433
Accumulated deficit	(412,464)	(380,480)
Common stock held in treasury, at cost	(249,547)	(85,971)
Accumulated other comprehensive income (loss)	7,017	(5,685)
Total stockholders’ equity	2,163,174	2,336,339
Total liabilities and stockholders’ equity	$4,732,654	$4,975,416

See accompanying notes to consolidated financial statements

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Revenues:
Sales	$3,045,317	$3,198,348	$1,662,291
Franchise revenues	371,097	382,487	160,470
	3,416,414	3,580,835	1,822,761
Costs and expenses:
Cost of sales	2,610,761	2,728,484	1,415,534
General and administrative	416,606	452,713	248,718
Depreciation and amortization	182,172	190,251	88,315
Goodwill impairment	-	-	460,075
Impairment of long-lived assets	69,477	82,132	19,203
Facilities relocation and restructuring	-	11,024	3,913
Other operating expense, net	5,010	4,255	653
	3,284,026	3,468,859	2,236,411
Operating profit (loss)	132,388	111,976	(413,650)
Interest expense	(137,229)	(126,708)	(67,009)
Loss on early extinguishment of debt	(26,197)	-	-
Investment income (expense), net	5,261	(3,008)	9,438
Other than temporary losses on investments	-	(3,916)	(112,741)
Other income, net	3,782	1,523	2,710
Loss from continuing operations before income taxes	(21,995)	(20,133)	(581,252)
Benefit from income taxes	17,670	23,649	99,294
(Loss) income from continuing operations	(4,325)	3,516	(481,958)
Income from discontinued operations, net of income taxes	-	1,546	2,217
Net (loss) income	$(4,325)	$5,062	$(479,741)

Basic and diluted (loss) income per share :
Continuing operations:
Common stock	$(.01)	$.01	$(3.06)
Class B common stock	N/A	N/A	(1.26)
Discontinued operations:
Common stock	N/A	$-	$.01
Class B common stock	N/A	N/A	.02
Net (loss) income:
Common stock	$(.01)	$.01	$(3.05)
Class B common stock	N/A	N/A	(1.24)

Dividends per share :
Common stock	$.07	$.06	$.26
Class B common stock	N/A	N/A	.26

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Translation Adjustment	Unrecognized Pension Loss	Total
Balance at January 3, 2010	$47,042	$2,761,433	$(380,480)	$(85,971)	$59	$(4,696)	$(1,048)	$2,336,339
Comprehensive income:
Net loss	-	-	(4,325)	-	-	-	-	(4,325)
Change in unrealized gain on available-for-sale securities	-	-	-	-	(59)	-	-	(59)
Change in unrecognized pension loss	-	-	-	-	-	-	95	95
Foreign currency translation adjustment	-	-	-	-	-	12,666	-	12,666
Comprehensive income	-	-	-	-	-	-	-	8,377
Cash dividends	-	-	(27,621)	-	-	-	-	(27,621)
Accrued dividends on nonvested restricted stock	-	-	(38)	-	-	-	-	(38)
Repurchases of common stock	-	-	-	(167,743)	-	-	-	(167,743)
Share-based compensation expense	-	13,704	-	-	-	-	-	13,704
Common stock issued upon exercises of stock options	-	(562)	-	1,840	-	-	-	1,278
Restricted common stock issued	-	(2,765)	-	2,765	-	-	-	-
Other	-	(684)	-	(438)	-	-	-	(1,122)
Balance at January 2, 2011	$47,042	$2,771,126	$(412,464)	$(249,547)	$-	$7,970	$(953)	$2,163,174
					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Held in Treasury	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Translation Adjustment	Unrecognized Pension Loss	Total
Balance at December 28, 2008	$47,042	$2,753,141	$(357,541)	$(15,944)	$108	$(42,313)	$(1,048)	$2,383,445
Comprehensive income:
Net income	-	-	5,062	-	-	-	-	5,062
Change in unrealized gain on available-for-sale securities	-	-	-	-	(49)	-	-	(49)
Foreign currency translation adjustment	-	-	-	-	-	37,617	-	37,617
Comprehensive income	-	-	-	-	-	-	-	42,630
Cash dividends	-	-	(27,976)	-	-	-	-	(27,976)
Accrued dividends on nonvested restricted stock	-	-	(25)	-	-	-	-	(25)
Repurchases of common stock	-	-	-	(78,720)	-	-	-	(78,720)
Share-based compensation expense	-	15,294	-	-	-	-	-	15,294
Common stock issued upon exercises of stock options	-	(4,720)	-	6,686	-	-	-	1,966
Restricted common stock issued	-	(1,777)	-	1,777	-	-	-	-
Non-controlling interests, primarily distributions	-	(129)	-	-	-	-	-	(129)
Other	-	(376)	-	230	-	-	-	(146)
Balance at January 3, 2010	$47,042	$2,761,433	$(380,480)	$(85,971)	$59	$(4,696)	$(1,048)	$2,336,339

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Common Stock Held in Treasury	Unrealized (Loss) Gain on Available- for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension Loss	Total
Balance at December 30, 2007	$2,955	$6,402	$292,080	$167,267	$(16,774)	$(2,104)	$(155)	$689	$(528)	$449,832
Comprehensive loss:
Net loss	-	-	-	(479,741)	-	-	-	-	-	(479,741)
Change in unrealized gain on available-for-sale securities	-	-	-	-	-	2,212	-	-	-	2,212
Change in unrealized loss on cash flow hedges	-	-	-	-	-	-	155	-	-	155
Foreign currency translation adjustment	-	-	-	-	-	-	-	(43,002)	-	(43,002)
Unrecognized pension loss	-	-	-	-	-	-	-	-	(520)	(520)
Comprehensive loss										(520,896)
Cash dividends	-	-	-	(30,538)	-	-	-	-	-	(30,538)
Accrued dividends on nonvested restricted stock	-	-	-	(65)	-	-	-	-	-	(65)
Distribution of Deerfield Capital Corp. common stock	-	-	-	(14,464)	-	-	-	-	-	(14,464)
Share-based compensation expense	-	2	9,127	-	-	-	-	-	-	9,129
Wendy’s International Inc. merger-related transactions:
Conversion of Class B common stock to Class A common stock	6,410	(6,410)	-	-	-	-	-	-	-	-
Value of Wendy’s stock options converted into Wendy’s/Arby’s Group, Inc. options	-	-	18,495	-	-	-	-	-	-	18,495
Common stock issuance related to merger of Triarc Companies, Inc. and Wendy’s International Inc.	37,678	-	2,438,519	-	-	-	-	-	-	2,476,197
Common stock issued upon exercises of stock options	-	-	(45)	-	60	-	-	-	-	15
Restricted common stock issued	-	1	(3,654)	-	3,627	-	-	-	-	(26)
Common stock withheld as payment for withholding taxes on capital stock transactions	-	-	-	-	(2,989)	-	-	-	-	(2,989)
Non-controlling interests, primarily distributions	-	-	(804)	-	-	-	-	-	-	(804)
Other	(1)	5	(577)	-	132	-	-	-	-	(441)
Balance at December 28, 2008	$47,042	$-	$2,753,141	$(357,541)	$(15,944)	$108	$-	$(42,313)	$(1,048)	$2,383,445

See accompanying notes to consolidated financial statements.

 WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Cash flows from continuing operating activities:
Net (loss) income	$(4,325)	$5,062	$(479,741)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	182,172	190,251	88,315
Impairment of long-lived assets	69,477	82,132	19,203
Accretion of long-term debt	15,016	10,400	2,452
Distributions received from joint venture	13,980	14,583	2,864
Share-based compensation provision	13,704	15,294	9,129
Write-off and amortization of deferred financing costs	11,779	15,820	8,885
Provision for doubtful accounts	9,694	8,169	670
Non-cash rent expense	9,334	12,618	3,103
Net recognition of deferred vendor incentive	(587)	(791)	(6,459)
Operating investment adjustments, net (see below)	(5,201)	2,484	105,357
Equity in earnings in joint venture	(9,459)	(8,499)	(1,974)
Deferred income tax benefit	(29,779)	(40,127)	(105,276)
Income from discontinued operations	-	(1,546)	(2,217)
Goodwill impairment	-	-	460,075
Other, net	(1,430)	(4,317)	(3,886)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,730)	(6,074)	(4,187)
Inventories	394	1,879	(140)
Prepaid expenses and other current assets	1,514	3,987	8,808
Accounts payable	(15,795)	(53,474)	6,135
Accrued expenses and other current liabilities	(29,508)	50,947	(37,511)
Net cash provided by continuing operating activities	226,250	298,798	73,605
Cash flows from continuing investing activities:
Capital expenditures	(147,969)	(101,914)	(106,989)
Investment activities, net (see below)	32,158	38,141	51,066
Proceeds from dispositions	5,660	10,882	1,322
Cost of acquisitions, less cash acquired	(3,123)	(2,357)	(9,622)
Increase in cash from merger with Wendy’s	-	-	199,785
Cost of merger with Wendy’s	-	(608)	(18,403)
Other, net	352	237	(228)
Net cash (used in) provided by continuing investing activities	(112,922)	(55,619)	116,931
Cash flows from continuing financing activities:
Proceeds from long-term debt	497,661	607,507	37,753
Repayments of notes payable and long-term debt	(474,791)	(210,371)	(177,883)
Repurchases of common stock	(173,537)	(72,927)	-
Dividends paid	(27,621)	(27,976)	(30,538)
Deferred financing costs	(16,353)	(38,399)	-
Distributions to non-controlling interests	-	(156)	(1,144)
Other, net	491	1,715	(1,113)
Net cash (used in) provided by continuing financing activities	(194,150)	259,393	(172,925)
Net cash (used in) provided by continuing operations before effect of exchange rate changes on cash	(80,822)	502,572	17,611
Effect of exchange rate changes on cash	1,611	2,725	(4,123)
Net cash (used in) provided by continuing operations	(79,211)	505,297	13,488
Net cash used in operating activities of discontinued operations	-	(3,668)	(1,514)
Net (decrease) increase in cash and cash equivalents	(79,211)	501,629	11,974
Cash and cash equivalents at beginning of year	591,719	90,090	78,116
Cash and cash equivalents at end of year	$512,508	$591,719	$90,090

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Detail of cash flows related to investments:
Operating investment adjustments, net:
Income on collection of DFR Notes	$(4,909)	$-	$-
Other than temporary losses on investments	-	3,916	112,741
Other net recognized gains	(292)	(1,432)	(7,384)
	$(5,201)	$2,484	$105,357
Investment activities, net:
Proceeds from sales of investments	$1,810	$31,289	$136,748
Decrease in restricted cash held for investment	-	26,681	17,724
Proceeds from repayment of DFR Notes	30,752	-	-
Cost of investments purchased, and payments to cover short positions in securities	(404)	(19,829)	(103,406)
	32,158	$38,141	$51,066
Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$127,753	$86,439	$61,192
Income taxes, net of refunds	$14,262	$14,952	$5,094
Supplemental schedule of noncash investing and financing activities:
Total capital expenditures	$153,744	$108,284	$115,419
Cash capital expenditures	(147,969)	(101,914)	(106,989)
Non-cash capitalized lease and certain sales-leaseback obligations	$5,775	$6,370	$8,430

Non-cash transactions:
Value of equity consideration issued in merger with Wendy’s
Common stock	N/A	N/A	$2,476,197
Stock options	N/A	N/A	$18,296
Assumption of debt	N/A	N/A	$553,438

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
Wendy's/Arby's Restaurants, LLC
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Wendy’s/Arby’s Restaurants, LLC and subsidiaries (a wholly owned subsidiary of Wendy’s/Arby’s Group, Inc.) (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, invested equity, and cash flows for each of the three years in the period ended January 2, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2011

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Information)

	January 2,	January 3,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$198,686	$538,864
Accounts and notes receivable	83,352	87,607
Inventories	22,694	23,024
Prepaid expenses and other current assets	24,032	27,837
Deferred income tax benefit	45,067	47,556
Advertising funds restricted assets	76,553	80,476
Total current assets	450,384	805,364
Properties	1,541,853	1,607,858
Other intangible assets	1,358,574	1,392,883
Goodwill	888,921	886,296
Investments	102,406	102,140
Notes receivable	12,612	13,599
Deferred costs and other assets	61,947	55,750
Total assets	$4,416,697	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$17,047	$16,178
Accounts payable	81,148	95,839
Accrued expenses and other current liabilities	244,300	268,181
Advertising funds restricted liabilities	76,553	80,476
Total current liabilities	419,048	460,674
Long-term debt	1,542,684	1,485,732
Due to Wendy’s/Arby’s	30,808	42,915
Deferred income	11,460	13,195
Deferred income taxes	478,472	502,979
Other liabilities	157,595	160,488
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-
Other capital	2,423,459	2,854,775
Accumulated deficit	(499,500)	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)
Accumulated other comprehensive income (loss)	7,671	(5,006)
Total invested equity	1,776,630	2,197,907
Total liabilities and invested equity	$4,416,697	$4,863,890

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Revenues:
Sales	$3,045,317	$3,198,348	$1,662,291
Franchise revenues	371,097	382,487	160,470
	3,416,414	3,580,835	1,822,761
Costs and expenses:
Cost of sales	2,610,761	2,728,480	1,415,530
General and administrative	408,419	442,686	213,161
Depreciation and amortization	180,310	188,506	85,058
Goodwill impairment	-	-	460,075
Impairment of long-lived assets	69,477	79,956	9,580
Facilities relocation and restructuring	-	8,016	3,221
Other operating expense, net	5,147	3,239	652
	3,274,114	3,450,883	2,187,277
Operating profit (loss)	142,300	129,952	(364,516)
Interest expense	(136,193)	(125,392)	(66,925)
Loss on early extinguishment of debt	(26,197)	-	-
Other income (expense), net	2,667	(2,973)	3,234
(Loss) income before income taxes	(17,423)	1,587	(428,207)
Benefit from income taxes	14,785	8,062	63,121
Net (loss) income	$(2,638)	$9,649	$(365,086)

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INVESTED EQUITY
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Member Interest	Other Capital	Accumulated Deficit	Advances to Wendy’s/ Arby’s	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustment	Unrecognized Pension Loss	Total
Balance at December 30, 2007	$-	$294,735	$(141,425)	$-	$(153)	$689	$(184)	$153,662
Wendy’s International Inc. merger consideration, net of tax benefits	-	2,509,813	-	-	-	-	-	2,509,813
Comprehensive loss:
Net loss	-	-	(365,086)	-	-	-	-	(365,086)
Change in unrealized loss on cash flow hedges	-	-	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	-	-	(43,002)	-	(43,002)
Unrecognized pension loss	-	-	-	-	-	-	(138)	(138)
Comprehensive loss								(408,073)
Advances to Parent	-	-	-	(155,000)	-	-	-	(155,000)
Capital contributions from Parent	-	150,177	-	-	-	-	-	150,177
Share-based compensation expense	-	8,770	-	-	-	-	-	8,770
Other	-	(4,574)	-	-	-	-	-	(4,574)
Balance at December 28, 2008	-	2,958,921	(506,511)	(155,000)	-	(42,313)	(322)	2,254,775
Comprehensive income:
Net income	-	-	9,649	-	-	-	-	9,649
Foreign currency translation adjustment	-	-	-	-	-	37,617	-	37,617
Comprehensive income	-	-	-	-	-	-	-	47,266
Cash dividends to Parent	-	(115,000)	-	-	-	-	-	(115,000)
Share-based compensation expense	-	13,570	-	-	-	-	-	13,570
Other	-	(2,716)	-	-	-	-	12	(2,704)
Balance at January 3, 2010	-	2,854,775	(496,862)	(155,000)	-	(4,696)	(310)	2,197,907
Comprehensive income:
Net loss	-	-	(2,638)	-	-	-	-	(2,638)
Foreign currency translation adjustment	-	-	-	-	-	12,666	-	12,666
Comprehensive income	-	-	-	-	-	-	-	10,028
Cash dividends to Parent	-	(443,700)	-	-	-	-	-	(443,700)
Share-based compensation expense	-	12,790	-	-	-	-	-	12,790
Other	-	(406)	-	-	-	-	11	(395)
Balance at January 2, 2011	$-	$2,423,459	$(499,500)	$(155,000)	$-	$7,970	$(299)	$1,776,630

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Cash flows from continuing operating activities:
Net (loss) income	$(2,638)	$9,649	$(365,086)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	180,310	188,506	85,058
Impairment of long-lived assets	69,477	79,956	9,580
Accretion of long-term debt	15,016	10,400	2,452
Distributions received from joint venture	13,980	14,583	2,864
Share-based compensation provision	12,790	13,570	8,770
Write-off and amortization of deferred financing costs	11,763	15,796	3,753
Provision for doubtful accounts	9,694	8,169	670
Non-cash rent expense	9,334	12,618	3,103
Tax sharing payable to Wendy’s/Arby’s, net	1,052	40,413	-
Tax sharing payments to Wendy’s/Arby’s	-	(10,417)	(17,000)
Net recognition of deferred vendor incentive	(587)	(791)	(6,459)
Other operating transactions with Wendy’s/Arby’s	(8,032)	14,114	5,263
Equity in earnings in joint venture	(9,459)	(8,499)	(1,974)
Deferred income tax benefit	(25,752)	(68,541)	(62,723)
Goodwill impairment	-	-	460,075
Other, net	(504)	5,553	4,352
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,193)	(7,679)	(1,367)
Inventories	394	1,879	(140)
Prepaid expenses and other current assets	755	1,121	19,800
Accounts payable	(14,184)	(52,560)	14,532
Accrued expenses and other current liabilities	(27,962)	53,841	(64,558)
Net cash provided by continuing operating activities	231,254	321,681	100,965
Cash flows from continuing investing activities:
Capital expenditures	(147,969)	(101,914)	(105,924)
Proceeds from dispositions	5,660	10,882	1,322
Cost of acquisitions, less cash acquired	(3,123)	(2,357)	(9,622)
Increase in cash from merger with Wendy’s	-	-	199,785
Other, net	1,263	192	(129)
Net cash (used in) provided by continuing investing activities	(144,169)	(93,197)	85,432
Cash flows from continuing financing activities:
Proceeds from long-term debt	497,661	607,507	17,753
Repayments of notes payable and long-term debt	(466,461)	(209,482)	(175,521)
Deferred financing costs	(16,353)	(38,399)	-
Capital contributions from Wendy’s/Arby’s	-	-	150,177
Dividends/advances to Wendy’s/Arby’s	(443,700)	(115,000)	(155,000)
Other, net	(21)	-	(659)
Net cash (used in) provided by continuing financing activities	(428,874)	244,626	(163,250)
Net cash (used in) provided by continuing operations before effect of exchange rate changes on cash	(341,789)	473,110	23,147
Effect of exchange rate changes on cash	1,611	2,725	(4,123)
Net cash (used in) provided by continuing operations	(340,178)	475,835	19,024
Net cash used in operating activities of discontinued operations	-	(51)	-
Net (decrease) increase in cash and cash equivalents	(340,178)	475,784	19,024
Cash and cash equivalents at beginning of year	538,864	63,080	44,056
Cash and cash equivalents at end of year	$198,686	$538,864	$63,080

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$126,589	$84,085	$60,446
Income taxes, net of refunds	$9,830	$9,529	$3,130
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$153,744	$108,284	$114,354
Cash capital expenditures	(147,969)	(101,914)	(105,924)
Non-cash capitalized lease and certain sales-leaseback obligations	$5,775	$6,370	$8,430

Non-cash transactions:
Value of equity consideration issued in merger with Wendy’s
Common stock	N/A	N/A	$2,476,197
Stock options	N/A	N/A	$18,296
Assumption of debt	N/A	N/A	$553,438

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company”) is a Delaware corporation. On September 29, 2008, (the “Closing Date”), the Company completed the merger (the “Wendy’s Merger”) with Wendy’s International, Inc. (“Wendy’s”) and our former corporate name Triarc Companies, Inc. (“Triarc”) was changed to Wendy’s/Arby’s Group, Inc. Wendy’s/Arby’s is the parent company of its 100% owned subsidiary holding company, Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”).  The principal 100% owned subsidiaries of Wendy’s/Arby’s Restaurants as of January 2, 2011 are Wendy’s and Arby’s Restaurant Group, Inc. (“Arby’s”) and their subsidiaries. Wendy’s and Arby’s are the franchisors of the Wendy’s® and Arby’s® restaurant systems. The operations of Wendy’s and Arby’s each represent a reportable business segment.

Except where otherwise indicated, these notes relate to the consolidated financial statements for both Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants (the “Companies”). References herein to Wendy’s/Arby’s corporate (“Corporate”) represents Wendy’s/Arby’s parent company functions only and their effect on the consolidated results of operations and financial condition.

In January 2011, Wendy’s/Arby’s announced that it is exploring strategic alternatives for Arby’s, including a sale of the brand.  This process is in its early phases and there is no assurance as to any particular outcome.  To address uncertainties for our employees created by this process, Wendy’s/Arby’s has implemented a retention program; the payment of a portion of this program is conditioned on the sale of Arby’s.  While the process is pending, Arby’s will continue to execute its growth initiatives.  Arby’s did not meet the financial accounting requirements to be classified as held for sale or to be reported as discontinued operations as of January 2, 2011.  As of January 2, 2011, the carrying value of our Arby’s business (defined as total assets less all non-intercompany liabilities) was $164,000. (See Notes 9 and 27 for further segment information.)

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of each Companies’ subsidiaries. The accounts of Wendy’s are included subsequent to the Closing Date. All intercompany balances and transactions have been eliminated in consolidation.

The Companies participate in three national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for company-owned and franchised stores. The revenue, expenses and cash flows of all such advertising funds are not included in the Companies’ consolidated statements of operations or consolidated statements of cash flows because the contributions to these advertising funds are designated for specific purposes, and the Companies act as an agent, in substance, with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

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

Fiscal Year

The Companies’ fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 2, 2011” or “2010”, which consisted of 52 weeks, (2) “the year ended January 3, 2010” or “2009”, which consisted of 53 weeks and (3) “the year ended December 28, 2008” or “2008”, which consisted of 52 weeks.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Companies’ cash equivalents principally consist of cash in bank, money market and mutual fund money market accounts and are primarily not in Federal Deposit Insurance Corporation insured accounts.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of royalties, franchise fees, rents due principally from franchisees, and credit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor. As of January 3, 2010, notes receivable (non-current) for Wendy’s/Arby’s also included the series A senior notes that Wendy’s/Arby’s received from Deerfield Capital Corp. (“DFR”) (the “DFR Notes”) in connection with the sale of our interest in DFR in 2007.  See Note 3 – DFR Notes for additional information.

Inventories

The Companies’ inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method, and consist primarily of restaurant food items, kids’ meal toys and paper supplies.

Investments

Investments in which the Companies have significant influence over the investees includes their 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”). Such investments are accounted for on the equity method under which results of operations include their share of the income or loss of the investees. Investments in limited partnerships and other non-current investments in which the Companies do not have significant influence over the investees are recorded at cost, with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed.

The difference, if any, between the carrying value of equity investments and the underlying equity in the net assets of each investee is accounted for as if the investee were a consolidated subsidiary.  Accordingly, the carrying value difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the equity investment were a consolidated subsidiary.  To the extent the carrying value difference represents goodwill, it is not amortized.

The Companies review investments with unrealized losses and recognize investment losses currently for any unrealized losses deemed to be other than temporary.  These investment losses are recognized as a component of net (loss) income. The Companies consider such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Companies’ ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. The cost-basis component of investments represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization.  Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties:  1 to 15 years for office and restaurant equipment, 5 to 15 years for transportation equipment, 7 to 30 years for buildings and 7 to 20 years for owned site improvements.  Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Companies believe they are reasonably assured of exercising.

The Companies review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  If such review indicates an asset group may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset group to be held and used or over the fair value less cost to sell of an asset to be disposed.  Asset groups are primarily comprised of our individual restaurant properties.

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. For goodwill purposes, Wendy’s includes two reporting units comprised of its (i) North America company-owned and franchise restaurants and (ii) international operations; Arby’s reporting units represent (i) company-owned restaurants and (ii) franchise restaurants.  Substantially all goodwill at January 2, 2011 and January 3, 2010 was associated with Wendy’s North America restaurants.  The Companies test goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of each reporting unit, using both discounted cash

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

flows and market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist.

If the Companies determine that impairment may exist, the amount of the impairment loss is measured as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Companies allocate the fair value of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Other Intangible Assets and Deferred Costs

Amortizing intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles: the terms of the respective leases, including periods covered by renewal options that the Companies are reasonably assured of exercising, for favorable leases; 19 to 21 years for franchise agreements; 1 to 5 years for costs of computer software; 20 years for reacquired rights under franchise agreements; and 20 years for trademarks with a definite life and distribution rights. Trademarks acquired in the Wendy’s Merger have an indefinite life and are not amortized.

The Companies review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite lived intangible assets are also reviewed for impairment annually.  If such reviews indicate the intangible asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the intangible asset.

Deferred financing costs are amortized as interest expense over the lives of the respective debt using the effective interest rate method.

Derivative Instruments

The Companies’ derivative instruments are recorded at fair value. Changes in the fair value of derivative instruments that have been designated as fair value hedging instruments are recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments.  Changes in the fair value of derivative instruments that have been designated as cash flow hedging instruments are included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss)” to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in results of operations.

Share-Based Compensation

Wendy’s/Arby’s has granted share-based compensation to certain employees of Wendy’s/Arby’s Restaurants under several equity plans of Wendy’s/Arby’s.  Wendy’s/Arby’s Restaurants recognizes such share-based compensation as capital contributions from Wendy’s/Arby’s. Wendy’s/Arby’s Restaurants has not granted any of its member interests as share-based compensation.

The Companies measure the cost of employee services received in exchange for an award of equity instruments, which include grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant.  Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience.  The Companies recognize compensation costs ratably over the requisite service period for each separately vesting portion of the award unless the awards are subject to performance conditions, in which case they recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Companies determine the grant-date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model.  The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Foreign Currency Translation

Substantially all of the Companies’ foreign operations are in Canada where the functional currency is the Canadian dollar.  Financial statements of foreign subsidiaries are prepared in their functional currency then translated into United States dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs, and expenses are translated at a monthly average exchange rate.  Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss).”

Income Taxes

The Companies record income tax liabilities based on known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. When considered necessary, the Companies record a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not all or a portion of the asset will not be realized.

The Companies apply a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns (“Uncertain Tax Positions”).  A two-step process of evaluating a tax position is followed, whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled.

Interest accrued for Uncertain Tax Positions is charged to “Interest expense.”  Penalties accrued for Uncertain Tax Positions are charged to “General and administrative.”

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants and revenues for shipments of bakery items and kids’ meal promotional items to our franchisees and others. “Sales” excludes sales taxes collected from the Companies’ customers.

“Franchise revenues” includes royalties, franchise fees, and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned.  Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening.  Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee.  Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.  Rental income from locations owned by the Companies and leased to franchisees is recognized on a straight-line basis over the respective operating lease terms.

Cost of Sales

Cost of sales includes food and paper, restaurant labor, and occupancy, advertising and other operating costs.

Vendor Incentives

The Companies receive incentives from their vendors. These incentives are recognized as earned and are generally classified as a reduction of “Cost of sales.”

Advertising Costs

The Companies incur various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by company-owned restaurants.  All advertising costs are expensed as incurred, with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated, and are included in “Cost of sales.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Self- insurance

We are self-insured for most workers’ compensation, health care claims, general liability and automotive liability losses. We provide for their estimated cost to settle both known claims and claims incurred but not yet reported.  Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience, and other actuarial assumptions. We determine casualty insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation a significant period of time before ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally initially for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated initially from the date we obtain possession of the leased premises through the expected lease termination date. We expense rent from possession date to the restaurant opening date. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent payments are typically due under the terms of the lease; however, expense is recorded for that period on a straight-line basis consistent with the Straight-Line Rent policy.

For leases that contain rent escalations, we record the rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid as a deferred lease liability included in “Other liabilities.” Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is expensed each period as the liability is incurred.

Favorable and unfavorable lease amounts, when we purchase restaurants, are recorded as components of “Other intangible assets” and “Other liabilities,” respectively, and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  When the expected term of a lease is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term and a gain or loss recognized.

Management makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to, property values, market rents, property lives, discount rates, and probable term, all of which can impact (1) the classification and accounting for a lease as capital or operating, (2) the rent holiday and escalations in payment that are taken into consideration when calculating straight-line rent, (3) the term over which leasehold improvements for each restaurant are amortized, and (4) the values and lives of favorable and unfavorable leases. Different amounts of depreciation and amortization, interest and rent expense would be reported if different estimates and assumptions were used.

(2) Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, Wendy’s/Arby’s completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of 4.25 shares of Wendy’s/Arby’s Class A common stock for each share of Wendy’s common stock owned.

The merger was accounted for using the purchase method of accounting and Wendy’s/Arby’s concluded that it was the acquirer for financial accounting purposes. The total merger consideration was allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their fair values with the excess recognized as goodwill of which $42,282 is deductible for tax purposes.  The total consideration included merger related costs in accordance with the applicable guidance effective as of the Closing Date.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The computation of the total merger consideration and the allocation of the consideration to the net tangible and intangible assets acquired and liabilities assumed was finalized during the year ended January 3, 2010 and is presented in the table below:

Value of shares of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares	$2,476,197
Value of Wendy’s stock options converted into Wendy’s/Arby’s options	18,296
Wendy’s Merger costs	21,028
Total merger consideration	2,515,521

Net book value of Wendy’s assets acquired and liabilities assumed	712,794
Excess of merger consideration over net book value of Wendy’s assets acquired and liabilities assumed	1,802,727
Changes to fair values of assets and liabilities and deferred income tax liability related to the merger:
(Increase)/decrease in:
Current assets
Accounts and notes receivable	(694)
Prepaid expenses and other current assets	985
Investments	(64,852)
Properties	(46,527)
Other intangible assets
Trademark	(900,109)
Franchise agreements	(353,000)
Favorable leases	(121,620)
Computer software	9,572
Deferred costs and other assets	(377)
Increase/(decrease) in:
Accrued expenses and other current liabilities	1,956
Long-term debt, including current portion of $228	(56,337)
Other liabilities	(31,378)
Unfavorable leases	70,762
Wendy’s/Arby’s Restaurants deferred income tax liability	557,995
Wendy’s/Arby’s Restaurants total adjustments	(933,624)
Wendy’s/Arby’s Restaurants goodwill	869,103
Decrease in Wendy’s/Arby’s deferred income tax liability	(5,277)
Wendy’s/Arby’s goodwill	$863,826

In the Wendy’s Merger, 376,776 shares of Wendy’s/Arby’s Class A common stock were issued to Wendy’s shareholders.  The equity consideration was based on the 4.25 conversion factor of the Wendy’s outstanding shares at a value of $6.57 per share which represented the average closing market price of Triarc Class A common stock two days before and after the merger announcement date of April 24, 2008.  Immediately prior to the Wendy’s Merger, each share of Wendy’s/Arby’s Class B common stock was converted into Class A common stock on a one for one basis (the “Conversion”).  In connection with the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, their former Class A common stock is now referred to as “Common Stock.”

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted”) for 2008 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the year ended December 28, 2008 to give effect to the Wendy’s Merger and the Conversion as if they had been consummated as of the beginning of 2007:

	2008
	As Reported	As Adjusted
Revenues:
Sales	$1,662,291	$3,279,504
Franchise revenues	160,470	383,137
Total revenues	1,822,761	3,662,641

(Wendy’s/Arby’s)
Operating loss	(413,650)	(392,854)
Net loss	(479,741)	(492,026)
Basic and diluted loss per share:
Common Stock	(3.05)	(1.05)
Class B common stock	(1.24)	N/A

(Wendy’s/Arby’s Restaurants)
Operating loss	(364,516)	(343,719)
Net loss	(365,086)	(377,371)

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the merger had been completed on the date set forth above, nor is it necessarily indicative of the future operating results of the combined company.  The As Reported and As Adjusted amounts include the effect of $84,231 of Special Committee costs incurred by Wendy’s before the date of the Wendy’s Merger in 2008. The As Adjusted loss per share data for 2008 assumes that the conversion of all Class B common stock to Common Stock occurred prior to 2008.

Other Restaurant Acquisitions and Dispositions

During the year ended January 2, 2011, the Companies received proceeds from dispositions of $5,660 consisting of $2,332 from the sale of two company-owned Wendy’s restaurants and 11 company-owned Arby’s restaurants to franchisees of the respective brands, $1,231 from the sale of land and a building related to the exercise of a purchase option by a franchisee, $227 from the sale of surplus properties, and $1,870 related to other dispositions. These sales resulted in a net loss of $35, which is included in “Depreciation and amortization.”

During the year ended January 3, 2010, the Companies received proceeds from dispositions of $10,882 consisting of $5,045 from the sale of twelve Wendy’s units to a franchisee, $4,529 from the sale of surplus properties and $1,308 related to other dispositions. These sales resulted in a net gain of $1,203 which is included as an offset to “Depreciation and amortization.”

The Companies completed the acquisitions of the operating assets, net of liabilities assumed, of 45 Arby’s franchised restaurants, including 41 restaurants in the California market, in two separate transactions during fiscal 2008.  The total net consideration for acquisitions, including deal costs, was $15,861 consisting of (1) $9,622 of cash and (2) the assumption of $6,239 of debt.

Other restaurant acquisitions and dispositions during the periods presented were not significant.

(3) DFR Notes

(Wendy’s/Arby’s)

On December 21, 2007, Wendy’s/Arby’s sold its 63.6% capital interest in Deerfield & Company, LLC (“Deerfield”), an asset management business and a subsidiary of the Company until its sale, to DFR (the “Deerfield Sale”).  The Deerfield Sale resulted in non-cash proceeds to the Company aggregating approximately $134,608 consisting of (1) 9,629 convertible preferred shares (the “Preferred Stock”) of a subsidiary of DFR with an estimated fair value of $88,398 at the date of the Deerfield Sale and (2) $47,986 principal amount of the DFR Notes due in December 2012 with an estimated fair value of $46,210 at the date of the Deerfield Sale.

A portion of the gain on the Deerfield Sale ($6,945) could not be recognized at the sale date due to the Company’s approximate 15% (at December 31, 2007) continuing interest in DFR through its ownership in the Preferred Stock, on an as-if converted basis, and common stock of DFR it already owned. Certain former officers of Wendy’s/Arby’s had an approximate 1.5% ownership interest in

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

DFR as of December 30, 2007. We accounted for the DFR Preferred Stock as an available-for-sale debt security due to their mandatory redemption requirement.

On March 11, 2008, DFR stockholders approved the one-for-one conversion of all its outstanding convertible preferred stock into DFR common stock which converted the Preferred Stock we held into a like number of shares of DFR common stock. On March 11, 2008, our Board of Directors approved the distribution of our shares of DFR common stock to our stockholders. The distribution in the form of a dividend, which was valued at $14,464, was paid in 2008 to holders of record of our then outstanding Class A common stock and Class B common stock.

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

Based on the events described above and their negative effect on the market price of DFR common stock, we concluded that the fair value and, therefore, the carrying value of our investment in the DFR common shares was impaired.  As a result, as of March 11, 2008 we recorded an other than temporary loss which is included in “Other than temporary losses on investments” for the year ended December 28, 2008 of $67,594 (without tax benefit as described below) which included $11,074 of pre-tax unrealized holding losses previously recorded as of December 30, 2007 and which were included in “Accumulated other comprehensive income (loss).” These common shares were considered available-for-sale securities due to the limited period they were to be held as of March 11, 2008 (the “Determination Date”) before the dividend distribution of the shares to our stockholders.  We also recorded an additional impairment charge, which is also included in “Other than temporary losses on investments” from March 11, 2008 through the March 29, 2008 record date of the dividend of $492. As a result of the distribution, the income tax loss that resulted from the decline in value of $68,086 is not deductible for income tax purposes and no income tax benefit was recorded related to this loss.

Additionally, from December 31, 2007 through the Determination Date, we recorded approximately $754 of equity in net losses of DFR which are included in “Other income (expense), net” for the year ended December 28, 2008 related to our investment in the  common shares of DFR already owned discussed above which were accounted for under the equity method through the Determination Date.

During the fourth quarter of 2008, the Company recognized an allowance for collectability of $21,227 to reduce the then carrying amount of the DFR Notes to $24,983. On June 9, 2010, pursuant to a March 2010 agreement between Wendy’s/Arby’s and DFR, the Company received cash proceeds of $31,330, including interest, in consideration for the repayment and cancellation of the DFR Notes. The proceeds represented 64.1% of the $47,986 aggregate principal amount of the DFR Notes.  We recognized income of $4,909 during the year ended January 2, 2011 as the repayment proceeds exceeded the carrying value of the DFR Notes.  This gain is included in “Investment income (expense), net.”

(4) Income (Loss) Per Share

(Wendy’s/Arby’s)

Basic income (loss) per share for 2010 and 2009 was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Prior to the Wendy’s Merger, the Company had Class B common stock which was converted to Class A common stock and is now referred to as “Common Stock” as discussed in Note 2.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The number of shares used to calculate basic and diluted income (loss) per share was as follows:

	2010	2009	2008
Common Stock:
Basic shares – weighted average shares outstanding	426,247	466,204	137,669
Dilutive effect of stock options and restricted shares	-	483	-
Diluted shares	426,247	466,687	137,669
Class B common stock:
Basic shares – weighted average shares outstanding			47,965	(a)
Dilutive effect of stock options and restricted shares			-
Diluted shares			47,965
_____________
(a) Represents the weighted average for the full year even though the Class B common stock was converted into Common Stock on September 29, 2008.

Basic loss per share for 2008 was computed by dividing the allocated loss for the Company’s Class A common stock and the Company’s Class B common stock by the weighted average number of shares of each class.  Net loss for 2008 was allocated equally among each share of our Class A common stock and Class B common stock up until the date of the Conversion; subsequent to the Conversion, net loss was only allocated to our Common Stock since Class B common stock no longer existed.

Diluted income per share for 2009 was computed by dividing income for our Common Stock by the weighted average number of shares outstanding plus the potential common share effect of dilutive stock options and of restricted shares, computed using the treasury stock method. Options and restricted shares to purchase 17,194 of common shares were excluded from the calculation of the 2009 diluted earnings per share because they were anti-dilutive.  Diluted loss per share for 2010 and 2008 was the same as basic loss per share for each share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss per share would have been antidilutive. The shares used to calculate diluted income per share exclude any effect of the Company’s 5% convertible notes due 2023 (the “Convertible Notes”) which would have been antidilutive since the after-tax interest on the Convertible Notes per share obtainable on conversion exceeded the reported basic income from continuing operations per share.

As of January 2, 2011, our potential common shares consisted of the following: (1) outstanding stock options which can be exercised into 28,074 shares of our Common Stock and (2) 3,092 restricted shares of our Common Stock.

Loss per share in 2008 was computed by allocating the loss as follows:

2008
Common Stock:
Continuing operations	$(421,599)
Discontinued operations	1,378
Net Loss	$(420,221)
Class B common stock:
Continuing operations	$(60,359)
Discontinued operations	839
Net Loss	$(59,520)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Cash and Receivables

(Wendy’s/Arby’s Restaurants)	Year-End
	2010	2009
Cash and cash equivalents
Cash	$194,618	$301,191
Cash equivalents	4,068	237,673
	$198,686	$538,864
Restricted cash equivalents
Current (1)
Trust for termination costs for former Wendy’s executives	$919	$964
Other	149	150
	$1,068	$1,114
Non-current (2)
Trust for termination costs for former Wendy’s executives	$3,562	$5,352

(Wendy’s/Arby’s)	Year-End
	2010	2009
Cash and cash equivalents
Cash (3)	$508,364	$353,283
Cash equivalents (4)	4,144	238,436
	$512,508	$591,719
Restricted cash equivalents
Current (1)
Trust for termination costs for former Wendy’s executives	$919	$964
Other	149	150
	$1,068	$1,114
Non-current (2)
Trust for termination costs for former Wendy’s executives	$3,562	$5,352
Collateral supporting letters of credit securing payments due under leases	685	890
	$4,247	$6,242
____________________
(1)	Included in “Prepaid expenses and other current assets.”
(2)	Included in “Deferred costs and other assets.”
(3)	Corporate cash was $313,746 and $52,092 at 2010 and 2009, respectively.
(4)	Corporate cash equivalents were $76 and $763 at 2010 and 2009, respectively.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Wendy’s/Arby’s Restaurants)	Year End
	2010	2009
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$73,214	$74,555
Other	15,131	16,693
	88,345	91,248
Notes receivable:
Franchisees	2,328	2,899
	90,673	94,147
Allowance for doubtful accounts	(7,321)	(6,540)
	$83,352	$87,607
Non-Current
Notes receivable:
Franchisees	$11,932	$9,850
AFA Service Corporation	4,458	5,089
	16,390	14,939
Allowance for doubtful accounts	(3,778)	(1,340)
	$12,612	$13,599

(Wendy’s/Arby’s)	Year End
	2010	2009
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$73,214	$74,555
Other	16,037	17,090
	89,251	91,645
Notes receivable:
Franchisees	2,328	2,899
	91,579	94,544
Allowance for doubtful accounts	(7,321)	(6,540)
	$84,258	$88,004
Non-Current
Notes receivable:
DFR	$-	$46,922
Franchisees	11,932	9,850
AFA Service Corporation	4,458	5,089
	16,390	61,861
Allowance for doubtful accounts	(3,778)	(22,566)
	$12,612	$39,295

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is an analysis of the allowance for doubtful accounts:

	Wendy’s/Arby’s
Balance at beginning of year:	2010	2009	2008
Current	$6,540	$887	$166
Non-current	22,566	21,804	354
Provision for doubtful accounts:
DFR Notes (see Notes 3 and 19)	(21,227)	-	21,227
Franchisees	9,694	8,342	783
Other	-	(173)	(113)
Uncollectible accounts written off, net of recoveries	(6,474)	(1,754)	274
Balance at end of year:
Current	7,321	6,540	887
Non-current	3,778	22,566	21,804
Total	$11,099	$29,106	$22,691

(6)  Pledged assets

The following is a summary of assets pledged as collateral for certain debt:

	Year End 2010
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Cash and cash equivalents	$172,921	$-	$172,921
Accounts and notes receivable (including long-term)	92,336	-	92,336
Inventories	21,558	-	21,558
Properties	497,420	9,183	506,603
Goodwill	841,156	-	841,156
Other intangible assets	1,233,530	-	1,233,530
Other assets	24,309	13	24,322
	$2,883,230	$9,196	$2,892,426

	Year End 2009
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Cash and cash equivalents	$515,655	$-	$515,655
Accounts and notes receivable (including long-term)	98,320	-	98,320
Inventories	21,870	-	21,870
Investments	4,664	-	4,664
Properties	520,722	10,812	531,534
Other intangible assets	1,256,800	-	1,256,800
	$2,418,031	$10,812	$2,428,843

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Investments

The following is a summary of the carrying value of our investments:
	Year End
	2010	2009

At equity: Joint venture with THI	$98,631	$97,476
Cost investment	3,775	4,664
Total Wendy’s/Arby’s Restaurants	102,406	102,140
Cost investments	4,817	4,880
Total Wendy’s/Arby’s	$107,223	$107,020

Investment in joint venture with Tim Hortons Inc.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the equity method of accounting.  Our equity in earnings from this joint venture is included in “Other operating expense, net.”  The carrying value of our investment in TimWen exceeded the Companies’ interest in the underlying equity of the joint venture by $60,306 and $59,446 as of January 2, 2011 and January 3, 2010, respectively, primarily due to purchase price adjustments recorded in the Wendy’s Merger, net of accumulated amortization.  This purchase price adjustment is being accounted for as if TimWen were a consolidated subsidiary, and is assumed to have been allocated to net amortizable assets with an average life of 21.2 years from the Closing Date.

Presented below is activity related to our portion of TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 2, 2011 and January 3, 2010 and the quarter ended December 28, 2008.

	2010	2009	2008
Balance at beginning of period	$97,476	$89,771	$41,649
Purchase price adjustments	-	-	65,455
	97,476	89,771	107,104

Equity in net earnings for the period	12,316	11,334	2,630
Amortization of purchase price adjustments	(2,857)	(2,835)	(656)
	9,459	8,499	1,974

Distributions	(13,980)	(14,583)	(2,864)
Currency translation adjustment included in “Comprehensive income (loss)”	5,676	13,789	(16,443)
Balance at end of period	$98,631	$97,476	$89,771

Presented below is a summary of financial information of TimWen as of and for the years and quarter ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively, in Canadian dollars.  The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	Year End
	January 2, 2011		January 3, 2010
Balance sheet information:
Properties	C$	78,769	C$	83,078
Cash and cash equivalents		1,639		75
Accounts receivable		4,529		4,989
Other		3,001		3,150
	C$	87,938	C$	91,292

Accounts payable and accrued liabilities	C$	2,169	C$	2,257
Other liabilities		9,339		9,081
Partners’ equity		76,430		79,954
	C$	87,938	C$	91,292

					Quarter ended
	2011		2010		December 28, 2008
Income statement information:
Revenues	C$	38,361	C$	38,471	C$	9,462
Income before income taxes and net income		24,976		27,532		6,325

(Wendy’s/Arby’s)

Investment in Jurlique International Pty Ltd.

We account for our approximately 11% investment in Jurlique International Pty Ltd. (“Jurlique”) (an Australian manufacturer and multi-channel global marketer, which sells a high-end series of natural skincare products in certain department stores, duty-free shops, company and franchised locations) under the cost method since our voting interest does not provide us the ability to exercise significant influence over Jurlique’s operational and financial policies. Jurlique was affected by the global economic recession leading to lower than anticipated sales and margins. Based on financial results provided by the company, which noted significant declines in operations in 2008, economic conditions and our internal valuations of the company, we determined that our investment in this company was more than likely not recoverable. Therefore, we recorded other than temporary losses of $8,504 in 2008.  In the third quarter of 2010, the Company made an additional investment of $325 in Jurlique. As of January 2, 2011, based on our review of the company’s most recent results of operations and financial condition, we concluded that the carrying value of this cost investment was recoverable.

Investment Activity

(Wendy’s/Arby’s)

Proceeds from sales of current and non-current available-for-sale securities, and gross realized gains and gross realized losses on those transactions, which are included in “Investment income (expense), net” are as follows:

	2010	2009	2008
Proceeds from sales	$288	$32,243	$87,301

Gross realized gains	$125	$3,035	$4,222
Gross realized losses	-	(618)	(5,809)
	$125	$2,417	$(1,587)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income (loss):

	2010	2009	2008
Unrealized holding gains (losses) arising during the year	$-	$101	$(4,505)
Reclassifications of prior year unrealized holding (gains) losses into
net income or loss	(101)	(168)	8,206
Equity in change in unrealized holding (losses) gains arising during the year	-	-	(201)
	(101)	(67)	3,500
Income tax benefit (provision)	42	18	(1,288)
	$(59)	$(49)	$2,212

(8)   Properties

	Year End 2010
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Owned:
Land	$467,715	$-	$467,715
Buildings and improvements	426,958	-	426,958
Office, restaurant and transportation equipment	454,768	24,434	479,202
Leasehold improvements	393,904	3,499	397,403
Leased (a):
Capitalized leases	111,622	-	111,622
Sale-leaseback assets	123,791	-	123,791
	1,978,758	27,933	2,006,691
Accumulated depreciation and amortization	(436,905)	(18,525)	(455,430)
	$1,541,853	$9,408	$1,551,261

	Year End 2009
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Owned:
Land	$467,249	$-	$467,249
Buildings and improvements	411,671	-	411,671
Office, restaurant and transportation equipment	411,391	24,433	435,824
Leasehold improvements	402,755	3,499	406,254
Leased (a):
Capitalized leases	110,363	-	110,363
Sale-leaseback assets	134,648	-	134,648
	1,938,077	27,932	1,966,009
Accumulated depreciation and amortization	(330,219)	(16,542)	(346,761)
	$1,607,858	$11,390	$1,619,248
______________________
(a)	These assets principally include buildings and improvements.

(9)  Goodwill and Other Intangible Assets

The following is a summary of the components of goodwill for each business segment:

	2010			2009
	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total
Balance at beginning of year:
Goodwill	$499,692	$868,679	$1,368,371	$499,692	$841,435	$1,341,127
Accumulated impairment losses	(482,075)	-	(482,075)	(482,075)	-	(482,075)
Total Wendy’s/Arby’s Restaurants goodwill	17,617	868,679	886,296	17,617	841,435	859,052
Corporate goodwill-related deferred tax adjustment	-	(5,277)	(5,277)	-	(5,277)	(5,277)
Total Wendy’s/Arby’s goodwill	17,617	863,402	881,019	17,617	836,158	853,775

Changes in goodwill:
Wendy’s Merger	-	-	-	-	18,195	18,195
Currency translation adjustment	-	2,625	2,625	-	9,049	9,049

Balance at end of year:
Goodwill	499,692	871,304	1,370,996	499,692	868,679	1,368,371
Accumulated impairment losses	(482,075)	-	(482,075)	(482,075)	-	(482,075)
Total Wendy’s/Arby’s Restaurants goodwill	17,617	871,304	888,921	17,617	868,679	886,296
Corporate goodwill-related deferred tax adjustment	-	(5,277)	(5,277)	-	(5,277)	(5,277)
Total Wendy’s/Arby’s goodwill	$17,617	$866,027	$883,644	$17,617	$863,402	$881,019

The following is a summary of the components of other intangible assets:

	Year End 2010			Year End 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-amortizable:
Wendy’s trademarks	$903,000	$-	$903,000	$903,000	$-	$903,000
Amortizable:
Franchise agreements	353,771	38,077	315,694	352,630	21,148	331,482
Favorable leases	134,445	27,867	106,578	144,683	20,627	124,056
Reacquired rights under franchise agreements	15,716	4,172	11,544	17,348	3,721	13,627
Computer software	39,649	17,891	21,758	32,150	11,432	20,718
	$1,446,581	$88,007	$1,358,574	$1,449,811	$56,928	$1,392,883

Aggregate amortization expense:
Actual for fiscal year (a):
2008 (b)	$13,466
2009	44,837
2010	45,720
Estimate for fiscal year:
2011	$32,654
2012	31,198
2013	30,374
2014	29,069
2015	26,364
Thereafter	305,915

______________
(a)
Includes $11,012, $7,674 and $1,096 of impairment charges related to other intangible assets in 2010, 2009 and 2008, respectively, which have been recorded as a reduction in the cost basis of the related intangible asset.

(b)	Wendy’s/Arby’s included additional amortization expense in 2008 of $4. This additional expense did not occur in any other year presented.

(10)  Accrued Expenses

	Year End 2010
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Accrued compensation and related benefits	$83,036	$111	$83,147
Insurance reserves	58,811	-	58,811
Accrued taxes	38,081	(1,192)	36,889
Accrued interest	29,901	62	29,963
Other	34,471	1,876	36,347
	$244,300	$857	$245,157

	Year End 2009
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Accrued compensation and related benefits	$81,864	$-	$81,864
Insurance reserves	54,924	-	54,924
Accrued taxes	40,952	(2,190)	38,762
Accrued interest	34,283	286	34,569
Other	56,158	2,813	58,971
	$268,181	$909	$269,090

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2010	2009
Senior Notes, due in 2016 (a)	$553,258	$551,779
Term Loan, due in 2017 (b)	495,226	-
Senior secured term loan (b)	-	251,488
6.20% senior notes, due in 2014 (c)	217,855	204,303
6.25% senior notes (b)	-	193,618
Sale-leaseback obligations, due through 2029	121,884	125,176
Capitalized lease obligations, due through 2040	86,670	89,886
7% debentures, due in 2025 (d)	81,204	80,081
Other	3,634	5,579
	1,559,731	1,501,910
Less amounts payable within one year	(17,047)	(16,178)
Total Wendy’s/Arby’s Restaurants long-term debt	1,542,684	1,485,732
6.54% aircraft term loan, due in 2013 (e)	12,671	18,901
5% convertible notes (f)	-	2,100
Less amounts payable within one year	(1,368)	(5,949)
Total Wendy’s/Arby’s long-term debt	$1,553,987	$1,500,784

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, discounts and interest rate swaps, as of January 2, 2011 were as follows:

Fiscal Year	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
2011	$17,047	$1,368	$18,415
2012	16,261	1,460	17,721
2013	15,493	9,843	25,336
2014	241,057	-	241,057
2015	17,591	-	17,591
Thereafter	1,292,240	-	1,292,240
	$1,599,689	$12,671	$1,612,360

(a)
On June 23, 2009, Wendy’s/Arby’s Restaurants issued $565,000 principal amount of Senior Notes (the “Senior Notes”).  The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010.  The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds of $551,061.  The $13,939 discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).  Wendy’s/Arby’s Restaurants incurred approximately $21,599 in costs related to the issuance of the Senior Notes which are being amortized to “Interest expense” over the term of the Senior Notes utilizing the effective interest rate method.

An indenture for the Senior Notes dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interest, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.  The covenants generally do not restrict Wendy’s/Arby’s or any of Wendy’s/Arby’s subsidiaries which are not subsidiaries of Wendy’s/Arby’s Restaurants.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
On May 24, 2010, Wendy’s/Arby’s Restaurants entered into a $650,000 Credit Agreement (the “Credit Agreement”), which includes a $500,000 senior secured term loan facility (the “Term Loan”) and a $150,000 senior secured revolving credit facility (the “Credit Facility”).  The Credit Agreement contains provisions for an uncommitted increase of up to $300,000 principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds of $497,500. The $2,500 discount is being accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments which commenced on September 30, 2010 equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

Should our strategic alternatives for Arby’s result in a sale of the brand, we may be required to utilize a portion of the sale proceeds to reduce the Term Loan.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 5.00% as of January 2, 2011.

The Companies incurred approximately $16,353 in costs related to the Credit Agreement, which is being amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253,849 of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan which replaced the prior Arby’s credit agreement in March 2009 and which was scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds were used for working capital and other general corporate purposes.

The Companies recognized a loss on early extinguishment of debt of $26,197 in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan. This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s Merger), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio, and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict Wendy’s/Arby’s or any of Wendy’s/Arby’s subsidiaries that are not subsidiaries of Wendy’s/Arby’s Restaurants.  Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of January 2, 2011.

(c)
Wendy’s 6.20% senior notes were reduced to fair value at the date of and in connection with the Wendy’s Merger based on outstanding principal of $225,000 and an effective interest rates of 7.0%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the notes mature.  The value of the Wendy’s senior notes is adjusted to reflect the fair value of interest rate swaps associated with this debt.  As of January 2, 2011 and January 3, 2010, this adjustment increased the value of the 6.20% senior notes by $9,623 and $682, respectively.  These notes are unsecured and are redeemable prior to maturity at our option. The Wendy’s senior notes contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. Wendy’s was in compliance with these covenants as of January 2, 2011.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(d)
Wendy’s 7% debentures are unsecured and were reduced to fair value at the date of and in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature.  These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. Wendy’s was in compliance with these covenants as of January 2, 2011.

(e)
During 2008, Wendy’s/Arby’s entered into a $20,000 financing facility for an aircraft. The facility requires monthly payments, including interest, of approximately $180 through August 2013 with a final balloon payment of approximately $10,180 due September 2013. During the first quarter of 2010, we made a $5,000 prepayment on the loan. This loan is secured by an aircraft with a net book value of $9,183 and $10,812 as of January 2, 2011 and January 3, 2010, respectively.

(f)
On June 17, 2010, Wendy’s/Arby’s repurchased the remaining 5% convertible notes for $2,100, including accrued interest. The convertible notes were repurchased at a price of 100% of their principal amount plus accrued interest.

A significant number of the Arby’s sale-leaseback obligations, capitalized lease obligations, and operating leases, require or required periodic financial reporting of certain subsidiary entities within Arby’s or of individual restaurants, which in many cases have not been prepared or reported. Arby’s has negotiated waivers and alternative covenants with their most significant lessors which substitute consolidated financial reporting of Arby’s for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of January 2, 2011, Arby’s was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that Arby’s is in default of any of those lease agreements. The Companies do not believe that such non-compliance will have a material adverse effect on their consolidated financial position or results of operations.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Companies, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations.  The full amount of the line was available under this line of credit as of January 2, 2011.

At January 2, 2011, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. Wendy’s guarantees this debt.  The availability under this facility as of January 2, 2011 was C$5,745.

(12) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Companies’ financial instruments for which the disclosure of fair values is required were as follows:

	Year End 2010
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
Financial assets
Carrying Amount:
Cash and cash equivalents	$198,686	$313,822	$512,508
Restricted cash equivalents:
Current	1,068	-	1,068
Non-current	3,562	685	4,247
Non-current cost investments	3,775	4,817	8,592
Interest rate swaps	9,623	-	9,623

Fair Value:
Cash and cash equivalents (a)	$198,686	$313,822	$512,508
Restricted cash equivalents (a):
Current	1,068	-	1,068
Non-current	3,562	685	4,247
Non-current cost investments (b)	5,555	14,540	20,095
Interest rate swaps (c)	9,623	-	9,623

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End 2009
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
Financial assets
Carrying Amount:
Cash and cash equivalents	$538,864	$52,855	$591,719
Restricted cash equivalents:
Current	1,114	-	1,114
Non-current	5,352	890	6,242
Short-term investment	-	263	263
DFR Notes receivable	-	25,696	25,696
Non-current cost investments	4,664	4,880	9,544
Interest rate swaps	1,589	-	1,589

Fair Value:
Cash and cash equivalents (a)	$538,864	$52,855	$591,719
Restricted cash equivalents (a):
Current	1,114	-	1,114
Non-current	5,352	890	6,242
Short-term investment (d)	-	263	263
DFR Notes receivable (e)	-	28,655	28,655
Non-current cost investments (b)	5,973	5,382	11,355
Interest rate swaps (c)	1,589	-	1,589

	Year-End
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Long-term debt, including current portion:
Senior Notes (d)	$553,258	$620,370	$551,779	$610,200
Term Loan (d)	495,226	505,000	-	-
Senior secured term loan (d)	-	-	251,488	252,904
6.20% senior notes (d)	217,855	229,500	204,303	223,425
6.25% senior notes (d)	-	-	193,618	199,200
Sale-leaseback obligations (f)	121,884	128,171	125,176	118,634
Capitalized lease obligations (f)	86,670	91,015	89,886	86,706
7% debentures (d)	81,204	86,500	80,081	85,500
Other	3,634	3,806	5,579	5,543
Total Wendy’s/Arby’s Restaurants long-term debt, including current portion	1,559,731	1,664,362	1,501,910	1,582,112

6.54% aircraft term loan (f)	12,671	13,010	18,901	18,790
5% convertible notes (g)	-	-	2,100	2,100
Total Wendy’s/Arby’s long-term debt, including current portion	$1,572,402	$1,677,372	$1,522,911	$1,603,002

Guarantees of:
Lease obligations for restaurants not operated by the Companies (h)	$294	$294	$382	$382
Wendy’s franchisee loans obligations (i)	$373	$373	$592	$592
________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
Fair value of these investments was based entirely on statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Companies relied on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

(c)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(d)	The fair values were based on quoted market prices. The senior secured term loan and 6.25% senior notes were repaid in 2010 as discussed above in Note 11 – Long-term Debt.

(e)	The DFR Notes were repaid during 2010 as further described in Note 3 – DFR Notes.

(f)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(g)	The convertible notes were repurchased in 2010 as discussed above in Note 11 – Long-term Debt.

(h)	The fair value was assumed to reasonably approximate the carrying amount. We have accrued liabilities for these lease obligations based on a weighted average risk percentage.

(i)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts, notes receivable and non-current notes receivable approximated fair value due to the effect of related allowances for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses approximated fair value due to the short-term maturities of those items.

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

The following table presents the Companies’ financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of January 2, 2011 by the valuation hierarchy as defined in the fair value guidance:

	January 2,	Fair Value Measurements
	2011	Level 1	Level 2	Level 3
Interest rate swaps (included in “Deferred costs and other assets”)	$9,623	$-	$9,623	$-

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the fair values for those assets and liabilities measured at fair value during 2010 and 2009 on a non-recurring basis.  Total losses include losses recognized from all non-recurring fair value measurements during the year ended January 2, 2011 and January 3, 2010.  The carrying value of properties presented in the table below substantially represents the remaining carrying value of land for properties that were impaired related to the Wendy’s and Arby’s restaurant segments.  See Note 17 for more information on the impairment of our long-lived assets.

	January 2,	Fair Value Measurements			2010
	2011	Level 1	Level 2	Level 3	Total Losses

Properties	$1,975	$-	$-	$1,975	$58,465
Other intangible assets	-	-	-	-	11,012
Wendy’s/Arby’s Restaurants	1,975	-	-	1,975	69,477
Properties	-	-	-	-	-
Wendy’s/Arby’s	$1,975	$-	$-	$1,975	$69,477

	January 3,	Fair Value Measurements			2009
	2010	Level 1	Level 2	Level 3	Total Losses

Properties	$6,625	$-	$-	$6,625	$72,282
Other intangible assets	-	-	-	-	7,674
Wendy’s/Arby’s Restaurants	6,625	-	-	6,625	79,956
Aircraft	-	-	-	-	2,176
Wendy’s/Arby’s	$6,625	$-	$-	$6,625	$82,132

Derivative instruments

The Companies’ primary objective for entering into derivative instruments is to manage their exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

During the third quarter of 2009, we entered into eight interest rate swaps with notional amounts totaling $361,000 to swap the fixed rate interest rates on the 6.20% and 6.25% Wendy’s senior notes for floating rates. The interest rate swaps were designated as fair value hedges of the related debt and qualify to be accounted for under the short-cut method according to the applicable guidance.

During the first quarter of 2010, we entered into an interest rate swap with a notional amount of $39,000 on Wendy’s 6.20% senior notes.  At its inception, the interest rate swap was designated as an effective fair value hedge and is tested for effectiveness quarterly.

In connection with the redemption of the Wendy’s 6.25% senior notes, as discussed above in Note 11 – Long-term Debt, we cancelled four interest rate swaps with notional amounts totaling $175,000. Upon cancellation, we recognized a gain of $1,875 in the second quarter of 2010, which is included in “Interest expense” for the year ended January 2, 2011.

At January 2, 2011, the fair value of the interest rate swaps on the 6.20% Wendy’s senior notes was $9,623 and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% Wendy’s senior notes.

At December 28, 2008, Wendy’s/Arby’s also had the following derivative instruments: (1) put options on equity securities and (2) total return swaps on equity securities. Wendy's/Arby's did not designate these derivatives as hedging instruments, and accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in Wendy's/Arby’s results of operations.

Prior to their expiration through October 2008, we also had three interest rate swap agreements (the “Term Loan Swap Agreements”) related to an Arby’s term loan.  The Term Loan Swap Agreements hedged a portion of the related term loan interest rate risk exposure.  Interest payments under the Arby’s term loan were based on London InterBank Offered Rate (“LIBOR”) plus a spread.  These hedges of interest rate risk relating to the Arby’s term loan had been designated as effective cash flow hedges at inception and were tested on an ongoing quarterly basis through their expiration dates.  There was no ineffectiveness from these hedges through their expiration in 2008.  Accordingly, gains and losses from changes in the fair value of the hedges were included in the “Unrealized loss on cash flow hedges” component of “Accumulated other comprehensive loss.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following items were recognized by the Companies related to derivative activity during each of the periods presented below:

	2010	2009	2008
Interest (income) expense:
Interest rate swaps (a)	$(7,880)	$(2,865)	$-
Term Loan Swap Agreements (b)	-	-	1,780
Total Wendy’s/Arby’s Restaurants	$(7,880)	$(2,865)	$1,780
Aircraft term loan swap agreement			17
Investment (income) expense, net:
Put and call option combinations on equity securities	-	(286)	(2,411)
Total return swaps on equity securities	-	-	5,165
Put options	-	-	(1,036)
Total Wendy’s/Arby’s	$(7,880)	$(3,151)	$3,515

(a)  Includes a gain of $1,875 on the cancellation of four interest rate swaps discussed above.

(b) The following is a summary of the components of the net change in unrealized gains on cash flow hedges included in comprehensive income (loss):

2008
Net unrealized holding losses arising during the year	$(1,529)
Reclassifications of prior year unrealized holding gains into net loss	1,780
251
Income tax provision	(98)
Total Wendy’s/Arby’s Restaurants	153
Other	2
Total Wendy’s/Arby’s	$155

(13) Income Taxes

(Loss) income from continuing operations before income taxes is set forth below:

	Wendy’s/Arby’s
	2010	2009	2008
Domestic	$(37,877)	$(34,438)	$(583,679)
Foreign	15,882	14,305	2,427
	$(21,995)	$(20,133)	$(581,252)

	Wendy’s/Arby’s Restaurants
	2010	2009	2008
Domestic	$(33,305)	$(12,718)	$(430,634)
Foreign	15,882	14,305	2,427
	$(17,423)	$1,587	$(428,207)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The benefit from (provision for) income taxes from continuing operations is set forth below:

	Wendy’s/Arby’s
	2010	2009	2008
U.S. Federal	$-	$-	$-
State	(5,009)	(10,318)	(4,017)
Foreign, principally Canada	(7,100)	(6,160)	(1,965)
Current tax provision	(12,109)	(16,478)	(5,982)
U.S. Federal	25,003	8,066	90,465
State	2,720	28,985	14,608
Foreign, principally Canada	2,056	3,076	203
Deferred tax benefit	29,779	40,127	105,276
Income tax benefit	$17,670	$23,649	$99,294

	Wendy’s/Arby’s Restaurants
	2010	2009	2008
U.S. Federal	$3,382	$(46,062)	$5,427
State	(7,249)	(8,328)	(3,064)
Foreign, principally Canada	(7,100)	(6,089)	(1,965)
Current tax (provision) benefit	(10,967)	(60,479)	398
U.S. Federal	19,896	46,919	54,299
State	3,800	18,626	8,221
Foreign, principally Canada	2,056	2,996	203
Deferred tax benefit	25,752	68,541	62,723
Income tax benefit	$14,785	$8,062	$63,121

Deferred tax assets (liabilities) are set forth below:

	Wendy’s/Arby’s		Wendy’s /Arby’s Restaurants
	Year End		Year End
	2010	2009	2010	2009
Deferred tax assets:
Operating and capital loss carryforwards	$99,354	$110,637	$105,818	$106,364
Tax credit carryforwards	62,518	33,841	13,951	15,963
Accrued compensation and related benefits	37,512	34,327	35,333	32,252
Unfavorable leases	31,009	34,595	31,009	34,595
Other	71,664	81,449	63,679	67,681
Valuation allowances	(88,363)	(87,231)	(95,850)	(96,031)
Total deferred tax assets	213,694	207,618	153,940	160,824

Deferred tax liabilities:
Intangible assets	(462,627)	(471,816)	(462,627)	(471,816)
Owned and leased fixed assets net of related obligations	(100,198)	(110,033)	(95,588)	(104,707)
Other	(28,773)	(34,750)	(29,130)	(39,724)
Total deferred tax liabilities	(591,598)	(616,599)	(587,345)	(616,247)
	$(377,904)	$(408,981)	$(433,405)	$(455,423)

Wendy's/Arby’s decrease in net deferred tax liabilities is principally the result of recognizing foreign tax credits on the repatriation of foreign earnings, intangible and fixed asset differences including impairments, retirements of long-term debt and jobs credit carryforwards partially offset by a decrease in deferred tax assets resulting from the utilization of net operating loss carryforwards.  Wendy’s/Arby’s Restaurants decrease in net deferred tax liabilities is principally the result of intangible and fixed asset differences including impairments and retirements of long-term debt.

Wendy's/Arby’s loss and credit carryforwards have limited carryforward periods and will expire if unused.  U.S. Federal net operating loss carryforwards of approximately $117,837 at January 2, 2011 expire beginning in 2024. The utilization of these losses is limited, but the 2011 limitation exceeds the remaining net operating loss carryforward. A capital loss carryforward of $199,057 expires

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

in 2011.  Tax credits of $62,518 at January 2, 2011, principally consisting of foreign tax credits and jobs credits, expire beginning in 2017. State net operating loss carryforwards are  subject to various limitations including carryforward periods and begin expiring in 2011.  As of January 2, 2011, Wendy's/Arby’s has a net deferred tax asset, net of U.S. Federal taxes, of $26,904 related to state net operating losses.

Wendy’s/Arby’s Restaurants’ carryforwards at January 2, 2011 consist of a capital loss carryforward of $208,284 which will expire in 2011, a capital loss carryforward of $15,406 which will expire in 2014, tax credits of $13,951 principally consisting of foreign tax credits which expire beginning in 2018 and state net operating loss carryforwards subject to various limitations including carryforward periods and begin expiring in 2011.  As of January 2, 2011, Wendy’s/Arby’s Restaurants has a deferred tax asset, net of U.S. Federal taxes, of $21,688 related to state net operating losses.

Wendy's/Arby’s valuation allowances of $88,363 and $87,231 as of January 2, 2011 and January 3, 2010, respectively, relate to capital loss and state net operating loss carryforwards.  Valuation allowances increased $1,132 and $6,345 in 2010 and 2009, respectively, principally related to changes in state net operating losses.  Additionally, 2009 includes a $3,265 reduction related to capital losses utilized to offset 2009 capital gains.  The 2009 reduction was considered in merger related fair value (see Note 2).  Wendy’s/Arby’s Restaurants valuation allowances of $95,850, and $96,031 as of January 2, 2011 and January 3, 2010, respectively, relate to capital loss and state net operating loss carryforwards.  Valuation allowances (decreased) increased ($181) and $12,494 in 2010 and 2009, respectively, principally related to changes in state net operating losses. In making our determination of the need for valuation allowances, we reviewed available positive and negative evidence as well as prudent and feasible tax planning strategies regarding our ability to realize the benefit of the related deferred tax assets.

For U.S. Federal income tax purposes during the years prior to 2009, we deducted $117,939 relating to the exercise of stock options and vesting of restricted stock.  Wendy's/Arby’s has not recognized the $42,661 tax benefit relating to these deductions because it has no income taxes currently payable against which the benefits can be realized as a result of its net operating loss and credit carryforwards.  When such benefits are realized against future income taxes payable by Wendy's/Arby’s, it will recognize them in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”
U.S. income taxes and foreign withholding taxes are provided on unremitted earnings of foreign subsidiaries, primarily Canadian, which are not essentially permanent in duration.  As of January 2, 2011, the Companies have unremitted earnings of $1,600 with a corresponding U.S. deferred income tax liability of $200.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	Wendy’s/Arby’s
	2010	2009	2008

Income tax benefit at the U.S. Federal statutory rate	$7,699	$7,047	$203,438
State income tax (provision) benefit, net of U.S. Federal income tax effect	(1,489)	2,505	6,884
Previously unrecognized state net operating losses, net of related valuation allowance (a)	-	9,629	-
Foreign and U.S. tax effects of foreign operations (b)	7,692	623	9,241
Impairment of non-deductible goodwill	-	-	(99,696)
Canadian tax rate changes	-	2,000	-

Loss on DFR common stock with no tax benefit	-	-	(20,259)
Jobs tax credits, net	3,469	3,792	1,805
Valuation allowance changes	(198)	1,165	-
Non-deductible expenses	(1,162)	(1,354)	(1,921)
Adjustments related to prior year tax matters	1,035	(1,603)	(706)
Other, net	624	(155)	508
	$17,670	$23,649	$99,294
__________________________
(a)
In connection with the fourth quarter 2009 dissolution of our captive insurance company, the likelihood of realization of certain previously unrecognized state net operating losses is no longer remote.  Accordingly, an $18,152 deferred tax asset and related $8,523 partial valuation allowance was recognized.

(b)	Includes previously unrecognized benefit in 2010 and 2008 of foreign tax credits, net of foreign income and withholding taxes on the repatriation of foreign earnings.

	Wendy’s/Arby’s Restaurants
	2010	2009	2008
Income tax benefit (provision) at the U.S. Federal statutory rate	$6,098	$(555)	$149,872
State income taxes (provision) benefit, net of U.S. Federal income tax effect	(2,242)	(2,935)	3,352
Previously unrecognized state net operating losses, net of related valuation allowance (a)	-	9,629	-
Foreign and U.S. tax effects of foreign operations (b)	7,692	623	9,241
Impairment of non-deductible goodwill	-	-	(99,696)
Canadian tax rate changes	-	2,000	-
Jobs tax credits, net	3,469	3,792	1,805
Valuation allowance changes	(198)	(581)	-
Non-deductible expenses	(607)	(792)	(676)
Adjustments related to prior year tax matters	(126)	(3,279)	(1,152)
Other, net	699	160	375
	$14,785	$8,062	$63,121
__________________________
(a)
In connection with the fourth quarter 2009 dissolution of our captive insurance company, the likelihood of realization of certain previously unrecognized state net operating losses is no longer remote.  Accordingly, a $18,152 deferred tax asset and related $8,523 partial valuation allowance was recognized.

(b)	Includes previously unrecognized benefit in 2010 and 2008 of foreign tax credits, net of foreign income and withholding taxes on the repatriation of foreign earnings.

Wendy’s/Arby’s participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  As such, our December 28, 2008 and January 3, 2010 tax returns along with the Wendy’s pre-merger tax returns have been settled.  Our U.S. Federal income tax returns for 2007 and September 29, 2008 are not currently under examination.  Certain of Wendy's/Arby’s state income tax returns from its 1998 fiscal year and forward remain subject to examination.  We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As disclosed in Note 1, Wendy’s/Arby’s Restaurants is included in the consolidated Federal and certain state income tax returns of Wendy’s/Arby’s.  However, Wendy’s/Arby’s Restaurants provides for Federal and state income taxes on the same basis as if consolidated returns were filed separate from Wendy’s/Arby’s.  Amounts payable for Federal and certain state income taxes are settled by Wendy’s/Arby’s Restaurants to Wendy’s/Arby’s under a tax sharing agreement.  During 2010 and 2009, Wendy’s/Arby’s Restaurants made tax sharing payments to Wendy’s/Arby’s of $0 and $10,417, respectively.  As of January 2, 2011 and January 3, 2010, the net amount due to Wendy’s/Arby’s for Federal and state income taxes was $37,977 and $41,841, respectively.

Uncertain Tax Positions

As of January 2, 2011, Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants had unrecognized tax benefits of $36,434 and $26,249, respectively, of which, if resolved favorably would reduce income tax expense by $25,200 and $17,100, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Wendy’s/Arby’s
	2010	2009	2008
Beginning balance	$39,118	$38,421	$12,266
Additions:
Wendy’s unrecognized tax benefits at the merger date (a)	-	-	24,916
Tax positions related to the current year	19	6,627	996
Tax positions of prior years	4,921	1,857	4,362
Reductions:
Tax positions of prior years	(4,419)	(4,241)	(2,982)
Settlements	(416)	(1,407)	(578)
Lapse of statute of limitation	(2,789)	(2,139)	(559)
Ending balance	$36,434	$39,118	$38,421

	Wendy’s/Arby’s Restaurants
	2010	2009	2008
Beginning balance	$28,414	$31,717	$5,846
Additions:
Wendy’s unrecognized tax benefits at the merger date (a)	-	-	24,916
Tax positions related to the current year	19	613	996
Tax positions of prior years	4,921	1,651	2,357
Reductions:
Tax positions of prior years	(3,900)	(2,383)	(1,466)
Settlements	(416)	(1,045)	(372)
Lapse of statute of limitations	(2,789)	(2,139)	(560)
Ending balance	$26,249	$28,414	$31,717
__________________________
(a)
The amount included in the tables above for 2008 of $24,916 has been corrected from the prior year presentation of $16,816; such revision had no impact on the Companies’ Consolidated Financial Statements.

During 2011, we believe it is reasonably possible we will reduce unrecognized tax benefits by up to $7,022, primarily as a result of the completion of certain state tax audits.

During 2010, 2009 and 2008, Wendy’s/Arby’s recognized $1,004, $(414) and $390 of interest (reductions) expense and $425, $(888) and $1,307 of penalty (reductions) expense, respectively, related to uncertain tax positions. Wendy's/Arby’s has approximately $5,005 and $4,262 accrued for interest and $1,451 and $1,026 accrued for penalties as of January 2, 2011 and January 3, 2010, respectively.

During 2010, 2009 and 2008, Wendy’s/Arby’s Restaurants recognized $940, $(315) and $792 of interest (reductions) expense and $425, $(535) and $954 of penalty (reductions) expense, respectively, related to uncertain tax positions. Wendy’s/Arby’s Restaurants has approximately $4,741 and $4,062 accrued for interest and $1,204 and $779 accrued for penalties as of January 2, 2011 and January 3, 2010, respectively.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Stockholders’ Equity

(Wendy’s/Arby’s)

Our common stock and common stock held in treasury activity for 2010, 2009 and 2008 was as follows:

	Common Stock			Treasury Stock
	2010	2009	2008	2010	2009	2008
	Class B prior to September 29, 2008 Common Stock subsequent to September 29, 2008			Common Stock	Common Stock	Common Stock	Class B
Number of shares at beginning of year	470,424	470,424	64,025	17,492	1,220	667	174
Net effect of Class B conversion	-	-	29,551	-	-	2	(2)
Stock issuance related to Wendy’s Merger	-	-	376,776	-	-	-	-
Common shares issued:
Upon exercises of stock options, net	-	-	-	(383)	(524)	(5)	-
Upon grant of restricted stock and for director’s fees	-	-	16	(470)	(52)	(63)	(213)
Repurchase of common stock for Treasury	-	-	-	35,406	16,911	-	-
Other	-	-	56	5	(63)	619	41
Number of shares at end of year	470,424	470,424	470,424	52,050	17,492	1,220	-

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout the 2010, 2009 and 2008 fiscal years.

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were $1,776,630, representing approximately 82% of Wendy's/Arby’s consolidated stockholders’ equity as of January 2, 2011, and consisted of net assets of Wendy's/Arby’s restaurant business segments which were restricted as to transfer to Wendy’s/Arby’s in the form of cash dividends, loans or advances under the covenants of the Credit Agreement.  As of January 2, 2011, there was $25,622 available for the payment of dividends directly to Wendy's/Arby’s from Wendy's/Arby’s restricted subsidiaries.

(15) Share-Based Compensation

Wendy’s/Arby’s maintains several equity plans (the “Equity Plans”), including those assumed in the Wendy’s Merger discussed below, which collectively provide or provided for the grant of stock options, restricted shares of Wendy’s/Arby’s Common Stock, tandem stock appreciation rights, restricted share units and performance shares (collectively, the “Grants”) to certain officers, other key employees, non-employee directors and consultants.  Wendy's/Arby’s has not granted any tandem stock appreciation rights. Since the establishment of Wendy’s/Arby’s Restaurants, substantially all Grants have been made to employees of Wendy’s/Arby’s Restaurants. The Equity Plans also provide for the grant of shares of Wendy’s/Arby’s common stock to non-employee directors.  During 2010, Wendy’s/Arby’s implemented the 2010 Omnibus Award Plan (the “2010 Plan”) for the issuance of equity instruments as described above. All equity grants during 2010 were issued from the 2010 Plan and it is the only equity plan from which all future equity instruments may be granted. As of January 2, 2011 there were approximately 66,133 shares of Common Stock available for future grants under the 2010 Plan.

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

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Stock Options

Prior to the date of the Conversion, Wendy’s/Arby’s outstanding stock options were exercisable for either (1) a package (the “Package Options”) of one share of Class A Common Stock and two shares of Class B Common Stock, (2) one share of Class A Common Stock (the “Class A Options”) or (3) one share of Class B Common Stock (the “Class B Options”).  As of the date of the Wendy’s Merger, Wendy’s/Arby’s converted to a single class of common stock.  As such, all stock options outstanding subsequent to the date of the Wendy’s Merger (including those under the Wendy’s Plans) are now exercisable for one share of Common Stock (three shares of Common Stock for Package Options).

The tables below summarize 2010 activity and include certain additional information for Wendy’s/Arby’s outstanding stock options.

	Package Options			Common Stock Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 3, 2010	195	$23.82	$-	22,880	$7.15	$2,504
Granted	-			6,617	$3.92
Exercised	-			(409)	$3.42	$488
Forfeited /expired	(62)	$22.16		(1,414)	$7.46
Outstanding at January 2, 2011 (a)	133	$24.59	$-	27,674	$6.42	$6,063
Vested or expected to vest at January 2, 2011 (b)	133	$24.59	$-	26,519	$6.50	$5,586
Exercisable at January 2, 2011 (c)	133	$24.59	$-	15,857	$7.75	$1,190

(a)	The weighted average contractual life for the Package Options and Common Stock Options that were outstanding at January 2, 2011 was 1.5 years and 7.5 years, respectively.

(b)	The weighted average contractual life for the Package Options and Common Stock options that were vested or expected to vest at January 2, 2011 was 1.5 years and 7.5 years, respectively.

(c)	The weighted average contractual life for the Package Options and Common Stock Options that were exercisable at January 2, 2011 was 1.5 years and 6.6 years, respectively.

       The weighted average fair value per share as of the grant date as calculated under the Black-Scholes Model for stock options granted during 2010, 2009 and 2008 (which were all granted at exercise prices equal to the market price of Wendy’s/Arby’s Common Stock or Class B common stock on the grant date) were as follows:

	Common Stock Options	Class B Options
2010	$1.47	N/A
2009	$1.83	N/A
2008	$2.12	$2.20

The fair value of stock options on the date of grant and as of the Merger Date for options assumed in 2008 was calculated utilizing the following weighted average assumptions:

	2010	2009	2008
	Common Stock Options	Common Stock Options	Common Stock Options	Class B Options
Risk-free interest rate	2.01%	2.46%	2.13%	3.78%
Expected option life in years	5.4	5.1	6.2	7.5
Expected volatility	45.2%	49.6%	47.0%	36.0%
Expected dividend yield	1.53%	1.35%	1.29%	2.53%

       The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield approximating the expected option life of stock options granted during the respective years.  The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding based on historical exercise trends for similar grants.  The expected volatility is based on the

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

historical market price volatility of the classes of common stock for the related options granted during the years.  The expected dividend yield represents Wendy’s/Arby’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility.  Employee stock option awards have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates.

       The Companies' current outstanding stock options have maximum contractual terms of ten years and, with certain exceptions, vest ratably over three years. All of the options under the Wendy’s Plans that were granted prior to 2008 vested immediately as of the date of the Wendy’s Merger.  Options granted under the Wendy’s Plans during 2008, regardless of whether they were granted before or after the merger, vest ratably over three years from the date of grant, with certain exceptions.

Wendy’s/Arby’s reduced the exercise prices of all outstanding stock options for the DFR dividend distributed to shareholders of record as of March 29, 2008.  The exercise prices were reduced by $0.39 for each of the Package Options and by $0.13 for each of the Common Stock Options and Class B Options.

Restricted Shares

      Wendy's/Arby’s issues restricted share awards (“RSAs”) and restricted share units (“RSUs”).  For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted.

      The following table summarizes the activity of Wendy's/Arby’s non-vested restricted shares for 2010:

	Common Stock
	Shares	Weighted Average Fair Value
Nonvested at January 3, 2010	1,481	$5.00
Granted	192	$4.44
Vested	(606)	$5.54
Forfeited	(14)	$4.44
Nonvested at January 2, 2011	1,053	$4.59

Performance Shares

Under the 2010 Plan, Wendy’s/Arby’s grants performance-based awards to certain officers and key employees.  The vesting of these awards is contingent upon meeting a defined operational goal (a performance condition) or Common Stock share prices (a market condition).

The fair value of performance condition awards was determined using the average of the high and low trading prices of our Common Stock on the date of grant. Compensation cost recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. There was no compensation cost recorded during 2010 for the performance condition awards as Wendy’s/Arby’s believes that the achievement of the defined operational goal is not probable.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The fair value of market condition awards was estimated on the date of the grant using the Monte Carlo simulation model.  The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved, as noted in the table below:

Risk-free interest rate	0.93%
Expected life in years	2.98
Expected volatility	55.0%
Expected dividend yield (a)	0.0%
________________________
(a)  The Monte Carlo method assumes a reinvestment of dividends.

Compensation cost is recorded ratably for market condition awards during the vesting period and is not reversed, except for forfeitures, at the vesting date, without regard as to whether the market condition is met.

The following table summarizes the activity of Wendy's/Arby’s non-vested performance shares for 2010:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at January 3, 2010	-	$-	-	$-
Granted	1,209	$3.91	833	$5.56
Vested	-	$-	-	$-
Forfeited	(2)	$3.91	(1)	$5.56
Nonvested at January 2, 2011	1,207	$3.91	832	$5.56

Share-Based Compensation Expense

(Wendy’s/Arby’s)

     Total share-based compensation expense and related income tax benefit recognized in Wendy's/Arby’s consolidated statements of operations were as follows:

	2010	2009	2008
Compensation expense related to stock options	$9,782	$12,497	$5,953
Compensation expense related to the effect of the Conversion on Wendy’s stock options	-	-	1,923
Compensation expense related to Restricted Shares	3,229	2,797	1,247
Compensation expense related to Market Condition Performance Shares	693	-	-
Compensation expense credited to “Stockholders’ Equity”	13,704	15,294	9,123
Compensation expense related to Restricted Shares that was not credited to “Stockholders’ Equity” (a)	-	160	-
Compensation expense related to dividends and related interest on the Restricted Shares (b)	3	13	6
Total share-based compensation expense included in “General and administrative”	13,707	15,467	9,129
Less: Income tax benefit	(4,995)	(5,629)	(3,363)
Share-based compensation expense, net of income tax benefit	$8,712	$9,838	$5,766
____________________
(a)	Represents amounts paid to terminated employees in lieu of receiving vested Restricted Shares to which they were entitled.
(b)	Dividends of $38, $25, and $65 that accrued on the Restricted Shares were charged to “Accumulated deficit” in 2010, 2009, and 2008, respectively

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

      As of January 2, 2011, there was $16,544 of total unrecognized compensation cost related to non-vested share-based compensation grants for Wendy’s/Arby’s. The unrecognized expense for Wendy’s/Arby’s will be recognized over a weighted average period of 1.85 years.

(Wendy’s/Arby’s Restaurants)

     Total share-based compensation expense and related income tax benefit recognized in Wendy’s/Arby’s Restaurants consolidated statements of operations were as follows:

	2010	2009	2008
Compensation expense related to Wendy’s/Arby’s stock options	$9,648	$11,139	$7,523
Compensation expense related to Restricted Shares	2,458	2,431	1,247
Compensation expense related to Market Condition Performance Shares	684	-	-
Compensation expense related to Restricted Shares that was not credited to “Stockholder’s Equity” (a)	-	160	-
Total share-based compensation expense included in “General and administrative”	12,790	13,730	8,770
Less: Income tax benefit	(4,646)	(4,969)	(3,231)
Share-based compensation expense, net of income tax benefit	$8,144	$8,761	$5,539
____________________
(a)  Represents amounts paid to terminated employees in lieu of receiving vested Restricted Shares to which they were entitled.

      As of January 2, 2011, there was $15,814 of total unrecognized compensation cost related to non-vested share-based compensation grants for Wendy’s/Arby’s Restaurants. The unrecognized expense for Wendy’s/Arby’s Restaurants will be recognized over a weighted average period of 1.87 years.

(16) Facilities Relocation and Restructuring

The facilities relocation and restructuring charges are summarized below:

	2009	2008

Wendy’s Restaurants segment	$8,088	$3,101
Arby’s Restaurants segment	(72)	120
Total Wendy’s/Arby’s Restaurants	8,016	3,221
Corporate	3,008	692
Total Wendy’s/Arby’s	$11,024	$3,913

         The Companies incurred restructuring charges in 2009 and 2008 primarily related to severance as a result of the Wendy’s Merger. We do not expect to incur any additional restructuring charges with respect to the Wendy’s Merger. The Wendy’s/Arby’s Corporate charges for 2008 related to costs incurred under a prior restructuring plan that was completed in 2008.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The components of facilities relocation and restructuring charges in 2010 and 2009 and an analysis of related activity in the facilities relocation and restructuring accrual were as follows:

	2010
	Balance January 3, 2010	Adjustments	Payments	Balance January 2, 2011	Total Incurred to Date

Wendy’s restaurant segment:
Cash obligations:
Severance costs	$5,630	$(111)	$(5,387)	$132	$11,189
Total Wendy’s restaurant segment	5,630	(111)	(5,387)	132	11,189

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	-	-	-	-	4,579
Other	-	-	-	-	7,471
	-	-	-	-	12,050
Non-cash charges	-	-	-	-	719
Total Arby’s restaurant segment	-	-	-	-	12,769
Total Wendy’s/Arby’s Restaurants	5,630	(111)	(5,387)	132	23,958
Corporate:
Cash obligations:
Severance and retention incentive compensation	500	(133)	(92)	275	87,630
Non-cash charges	-	-	-	-	835
Total Corporate	500	(133)	(92)	275	88,465
Total Wendy’s/Arby’s	$6,130	$(244)	$(5,479)	$407	$112,423

	2009
	Balance December 28, 2008	Provisions	Payments	Balance January 3, 2010	Total Incurred to Date

Wendy’s restaurant segment:
Cash obligations:
Severance costs	$3,101	$8,088	$(5,559)	$5,630	$11,189
Total Wendy’s restaurant segment	3,101	8,088	(5,559)	5,630	11,189

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	(72)	-	-	4,579
Other	-	-	-	-	7,471
	72	(72)	-	-	12,050
Non-cash charges	-	-	-	-	719
Total Arby’s restaurant segment	72	(72)	-	-	12,769
Total Wendy’s/Arby’s Restaurants	3,173	8,016	(5,559)	5,630	23,958
Corporate:
Cash obligations:
Severance and retention incentive compensation	962	3,008	(3,470)	500	87,630
Non-cash charges	-	-	-	-	835
Total Corporate	962	3,008	(3,470)	500	88,465
Total Wendy’s/Arby’s	$4,135	$11,024	$(9,029)	$6,130	$112,423

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Impairment of Long-Lived Assets

The following is a summary of our impairment of long-lived assets losses by business segment:

	2010	2009	2008
Wendy’s restaurant segment:
Impairment of company-owned restaurants:
Properties	$21,201	$21,263	$1,578
Intangible assets	5,125	2,180	-
	26,326	23,443	1,578
Arby’s restaurant segment:
Impairment of company-owned restaurants:
Properties	37,264	51,019	6,906
Intangible assets	5,887	5,494	1,096
	43,151	56,513	8,002

Total Wendy’s/Arby’s Restaurants	69,477	79,956	9,580
Aircraft	-	2,176	9,623
Total Wendy’s/Arby’s	$69,477	$82,132	$19,203

The Wendy’s and Arby’s company-owned restaurant impairment losses in each year predominantly reflected impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants, additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover, and write-downs in the carrying value of surplus properties and properties held for sale. Additionally, in 2010, the Wendy’s impairment losses included write-downs in the carrying value of options to purchase property.

During 2009, Wendy’s/Arby’s disposed of one of its owned aircraft and recorded additional impairment in 2009 based on the sale price. At December 28, 2008, Wendy’s/Arby’s classified the aircraft as held-for-sale and recorded an impairment charge to reflect its estimated fair value as a result of an appraisal related to its potential sale.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”  The fair values of impaired assets discussed above for the Wendy’s and Arby’s restaurant segments were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs).

(18) Investment Income (Expense), Net

(Wendy’s/Arby’s)

	2010	2009	2008
Interest income	$14	$249	$1,285
Distributions, including dividends	248	205	2,818
Gain on DFR Notes	4,909	-	-
Realized gains, net	179	2,948	8,460
Unrealized losses, net	-	-	(1,128)
Fee on early withdrawal of Equities Account	-	(5,500)	-
Other	(89)	(910)	(1,997)
	$5,261	$(3,008)	$9,438

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(19) Other Than Temporary Losses on Investments

(Wendy’s/Arby’s)

	2009	2008
Decline in fair value of DFR common stock	$-	$68,086
Allowance for doubtful accounts for DFR Notes	-	21,227
Decline in fair value of available-for-sale securities primarily held in the Equities Account	801	13,109
Decline in fair value of cost method investments	3,115	10,319
	$3,916	$112,741

(20) Discontinued Operations

(Wendy’s/Arby’s)

Prior to 2007, we sold the stock of the companies comprising  our former premium beverage and soft drink concentrate business segments and the stock or the principal assets of the companies comprising its former utility and municipal services and refrigeration business segments. Wendy's/Arby’s has accounted for all of these operations as discontinued operations.

Income from discontinued operations, net of taxes, for 2009 and 2008 consisted of the following:

	2009	2008
Income from discontinued operations before income taxes	$671	$242
Reversals of tax reserves due to tax settlements	1,143	1,701
(Provision for) benefit from income taxes	(268)	274
Income from discontinued operations, net of income taxes	$1,546	$2,217

(21) Retirement Benefit Plans

401(k) Plans

Subject to certain restrictions, the Companies have a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees who meet certain minimum requirements and elect to participate. Effective January 1, 2010, there were prior existing 401(k) Plans (the “Prior Plans”) that were combined into the 401(k) Plan. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations and provides for matching contributions of employee contributions up to 4% of compensation and for discretionary profit sharing contributions.

Under the Prior Plans, employees could contribute various percentages of their compensation ranging up to a maximum of 50% or 75%, depending on the respective plan, subject to certain limitations.  The Prior Plans provided for matching contributions of employee contributions up to 6% depending on the respective plan. Some of these Prior Plans also permitted or required profit sharing contributions.

 In connection with the matching and profit sharing contributions, the Companies provided compensation expense in 2010, 2009 and 2008 as follows:

	2010	2009	2008
Wendy’s/Arby’s Restaurants	$12,467	$11,796	$4,616
Corporate	-	898	213
Wendy’s/Arby’s	$12,467	$12,694	$4,829

Pension Plans

Wendy’s had two domestic defined benefit plans which were assumed in connection with the Wendy’s Merger (the “Wendy’s Pension Plans”).  The benefits under the Wendy’s Pension Plans were frozen prior to the Wendy’s Merger. In accordance with the terms of the Merger, Wendy’s obtained an actuarial valuation of the unfunded pension liability as of September 28, 2008. Wendy’s received approval for the termination of the Wendy’s Pension Plans by the Pension Benefit Guaranty Corporation and the Internal Revenue Service by the fourth quarter of 2008.  We made lump sum distributions and purchased annuities for the approved termination

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

of the Wendy’s Pension Plans in the fourth quarter of 2008 and paid $304 for certain plan settlements in the first quarter of 2009.  In December 2010, a final payment of $296 was made to the Pension Benefit Guaranty Corporation for one of the pension plans.

 (Wendy’s/Arby’s)

Wendy’s/Arby’s maintains two domestic defined benefit plans, the benefits under which were frozen in 1988 and for which Wendy’s/Arby’s has no unrecognized prior service cost.  Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) are covered under one of these plans.  The measurement date used by Wendy’s/Arby’s in determining amounts related to its defined benefit plans is its current fiscal year end based on the roll forward of an actuarial report.

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at January 2, 2011 was $3,983 and $2,669, respectively, of which $1,227 and $839, respectively, was recorded by Wendy’s/Arby’s Restaurants related to the Eligible Arby’s Employees.  As of January 3, 2010, the balance of the accumulated benefit obligations and the fair value of the plans’ assets was $3,920 and $2,714, respectively, of which $1,123 and $820, respectively, was recorded by Wendy’s/Arby’s Restaurants related to the Eligible Arby’s Employees.  As of January 2, 2011 and January 3, 2010, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan.  Wendy’s/Arby’s recognized $221, $243, and $121 in benefit plan expenses included in “General and administrative” in 2010, 2009, and 2008, respectively, of which $64, $68, and $42 was recorded by Wendy’s/Arby’s Restaurants related to the Eligible Arby’s Employees.  Wendy’s/Arby’s’s future required contributions to the plan are not expected to be material.

Multiemployer Pension Plan

The unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy's, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), an underfunded union sponsored multiemployer pension plan.  Generally, the Bakery had no obligation to this plan other than to remit contributions based on hours worked by covered, unionized employees.  In the fourth quarter of 2009, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from that plan.  This decision required Wendy’s to assume a withdrawal liability of $4,975 in accordance with the applicable requirements of the Employee Retirement Income Security Act, as amended, to reflect this obligation which has been included in “Cost of sales” and “Accrued expenses and other current liabilities.” In addition, the unionized employees became eligible to participate in the 401(k) Plan.

In the fourth quarter of 2010, the terms of a new collective bargaining agreement (the “New CBA”) were agreed to by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO.  Included in the terms of the New CBA, the Bakery agreed to participate in the Union Pension Fund as if it had not previously withdrawn its participation and the unionized employees would no longer be eligible to contribute to the 401(k) Plan.  Accordingly, the withdrawal liability recorded during the fourth quarter of 2009 was reversed during the fourth quarter of 2010 and credited to “Cost of sales.” The other terms of the New CBA resulted in additional expense to Wendy’s of approximately $900, which is included in “Cost of sales,” in the fourth quarter of 2010.

Wendy’s Executive Plans

In accordance with the Wendy’s Merger agreement, amounts due under key executive agreements and supplemental executive retirement plans (the “SERP”) were funded into a restricted account.  The corresponding liabilities were included in “Accrued expenses and other current liabilities” and “Other liabilities” and in aggregate, and were approximately $5,391 and $6,397 as of January 2, 2011 and January 3, 2010, respectively.

Effective January 1, 2011 participation in the SERP was frozen and current participants' balances will only earn interest.

(22) Lease Commitments

The Companies lease real property, leasehold interests, and restaurant, transportation, and office equipment.  Some leases which relate to restaurant operations provide for contingent rentals based on sales volume.  Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Rental expense under operating leases consists of the following components:

	2010
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Minimum rentals	$145,955	$1,262	$147,217
Contingent rentals	11,246	-	11,246
	157,201	1,262	158,463
Less sublease income	(18,075)	(1,506)	(19,581)
	$139,126	$(244)	$138,882

	2009
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Minimum rentals	$151,217	$1,723	$152,940
Contingent rentals	12,364	-	12,364
	163,581	1,723	165,304
Less sublease income	(20,089)	(1,580)	(21,669)
	$143,492	$143	$143,635

	2008
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s

Minimum rentals	$94,069	$1,849	$95,918
Contingent rentals	4,989	-	4,989
	99,058	1,849	100,907
Less sublease income	(4,771)	(1,371)	(6,142)
	$94,287	$478	$94,765

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Companies’ future minimum rental payments and rental receipts, for non-cancelable leases, including rental receipts for leased properties owned by the Companies, having an initial lease term in excess of one year as of January 2, 2011, are as follows:

	Rental Payments			Rental Receipts
	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Owned Properties
Fiscal Year
2011	$14,948	$15,856	$150,465	$966	$291	$12,501	$7,064
2012	15,406	12,372	140,592	966	291	11,271	7,001
2013	14,824	12,729	131,518	946	291	9,541	6,590
2014	14,814	12,899	120,996	931	291	8,493	6,393
2015	15,640	13,912	112,363	887	291	7,551	6,113
Thereafter	137,459	108,766	1,032,878	3,440	1,279	36,175	45,731
Total minimum payments	213,091	176,534	$1,688,812	$8,136	$2,734	$85,532	$78,892
Less amounts representing interest, with interest rates of between 3% and 22%	(91,207)	(89,864)
Present value of minimum sale leaseback and capitalized lease payments	$121,884	$86,670

(a)
In addition to the amounts presented in the table above, Wendy’s/Arby’s has rental payments of $1,605 and $673, and rental receipts of $1,360 and $567 in 2011 and 2012, both respectively, under the lease for Wendy’s/Arby’s former corporate headquarters and of the sublease for office space on two of the floors covered under the lease to personnel from a management company formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman (the “Management Company”).

As of January 2, 2011, the Companies had $106,578 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” and $82,499 of unfavorable leases included in “Other liabilities,” or $24,079 of net favorable leases.  The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been increased by the $24,079 of net favorable leases, net of (1) $40,941 of Straight-Line Rent and (2) $2,207 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent.  Estimated sublease future rental receipts exclude sublessor rental obligations for closed locations.

Properties leased by the Companies to third parties under capitalized leases and operating leases as of January 2, 2011 and January 3, 2010 include:

	Year End
	2010	2009

Land	$27,434	$26,325
Buildings and improvements	64,825	58,450
Office, restaurant and transportation equipment	4,133	4,437
	96,392	89,212
Accumulated depreciation and amortization	(18,344)	(9,885)
	$78,048	$79,327

The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(23) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Wendy’s has guaranteed the performance of certain leases and other obligations primarily from company-owned restaurant locations now operated by franchisees amounting to $67,284.  These leases extend through 2030.  We have not received any notice of default related to these leases as of January 2, 2011.  In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.  Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties amounting to $9,804. These leases expire on various dates, which extend through 2021.

RTM Restaurant Group ("RTM"), a subsidiary of the Companies, guarantees the performance of the lease obligations of eight RTM restaurants formerly operated by affiliates of RTM as of January 2, 2011, (the “Affiliate Lease Guarantees”).  The former RTM stockholders have indemnified us with respect to the guarantee of the remaining lease obligations.  In addition, RTM remains contingently liable for 10 leases for restaurants sold by RTM prior to our acquisition of RTM in 2005 (the “RTM Acquisition”) if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”).  The Lease Guarantees, which extend through 2020, could aggregate a maximum of approximately $4,169 as of January 2, 2011 including approximately $2,716 under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through January 2, 2011.  The estimated fair value of the Lease Guarantees as of the date of the RTM Acquisition was recorded as a liability and is being amortized to “Other income (expense), net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time.  There remains an unamortized carrying amount of $294 included in “Other liabilities” as of January 2, 2011 with respect to the Lease Guarantees.

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses all subject to $500 per occurrence self-retention limits.  Arby’s purchases insurance for most workers’ compensation, general liability and automotive liability losses subject to $500, $100, and $0 self-retention limits, respectively.  Both Wendy’s and Arby’s determine their liabilities for claims incurred but not reported for the insurance liabilities on an actuarial basis.  Wendy’s and Arby’s are self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations, and determines its liability for health care claims incurred but not reported based on historical claims runoff data.

Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program. Wendy’s potential recourse for the aggregate amount of these loans amounted to $12,998 as of January 2, 2011. During 2010, Wendy’s recourse obligation associated with defaulted loans was $450, and Wendy’s has not entered into any new loan guarantees since the Merger Date.  There remains an unamortized carrying amount of $373 included in “Other liabilities” as of January 2, 2011 with respect to the loan guarantees.

The following letters of credit with various parties were outstanding as of January 2, 2011:

Year End
2010
Wendy’s	$24,777
Arby’s	7,660
Wendy’s/Arby’s Restaurants	32,437
Corporate	669
Wendy’s/Arby’s	$33,106

However, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Purchase and Capital Commitments

Beverage Agreements

Wendy’s and Arby’s have entered into beverage agreements with certain beverage vendors to provide fountain beverage products and certain marketing support funding to the Companies and their franchisees.  These agreements require minimum purchases of fountain beverage syrup (“Syrup”), by the Companies and their franchisees at certain preferred prices until the total contractual gallon volume usage has been reached.  In connection with these contracts, the Companies and their national advertising funds (on behalf of the Companies’ franchisees) received certain upfront fees at the inception of the contract which are being amortized based on Syrup usage over the contract term.  In addition, these agreements provide various annual fees paid to us, based on the vendor’s expectation of annual Syrup

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

usage of the Companies, which are amortized over annual usage as a reduction of “Cost of Sales” costs.  The unamortized amounts of upfront fees are included in “Deferred income” and usage that exceeds estimated amounts are included in “Accounts and notes receivable.”

Beverage purchases made by the Companies under these various agreements during 2010, 2009 and 2008 were approximately $28,264, $27,932 and $13,908, respectively.  Future purchases by the Companies under these beverage purchase requirements are estimated to be approximately $28,806 per year over the next five years. Based on current preferred prices and the current ratio of sales at company-owned restaurants to franchised restaurants, the total remaining Companies’ beverage requirements are approximately $227,550 over the remaining life of the contracts.  As of January 2, 2011, $1,001 is due from beverage vendors and included in “Accounts and notes receivables” for the difference in Syrup usage in 2010 over originally estimated annual usage amounts plus other contract provisions, and $1,635 is included in “Deferred income” relating to the remaining unamortized upfront fees.

Advertising Commitments

Arby’s had purchase commitments of approximately $2,814 related to execution of advertising strategy, including agency fees and media buy obligations for 2011.  Because most media purchase commitments can be canceled within 90 days of scheduled broadcast, the Companies do not believe that termination of these agreements would have a significant impact on the Companies’ operations. All of Wendy’s advertising commitments at January 2, 2011 were incurred by the Wendy’s National Advertising Program, Inc.

Capital Expenditures Commitments

As of January 2, 2011, the Companies have $18,195 of outstanding commitments for capital expenditures, of which $14,542 is expected to be paid in 2011.

Effective February 2011, certain lenders are offering financing to Wendy’s United States franchisees to purchase new equipment and smallwares and modify other equipment needed to implement Wendy’s new hamburger product roll out.  Wendy’s has agreed to subsidize a portion of the interest, which is estimated to be approximately $1,500, that would otherwise be payable by the franchisees participating in this financing program.  The program is expected to end in September 2011.

AFA Dues Subsidy

The AFA Service Corporation (“AFA”), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system. Effective January 3, 2011 and for the remainder of 2011, the AFA Board has approved a tiered dues rate structure for the payment of the advertising and marketing service fee ranging between 1.25% and 3.5% of gross monthly sales.  In addition, Arby’s agreed to partially subsidize the top two rate tiers in 2011 thereby decreasing the franchisees’ effective dues contribution rate percentages to 2.6% and 3.1%.  This subsidy will require payments by Arby’s of approximately $2,900 to AFA for 2011. The 2010 subsidy for the top two tiers paid by Arby’s was approximately $2,635.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(24) Transactions with Related Parties

The following is a summary of transactions between the Companies and their related parties:

	2010	2009	2008
Strategic Sourcing Group agreement (a)	$5,145	$-	$-
Wendy’s Co-op Agreement (b)	-	15,500	-
Subleases with related parties (c)	(346)	(213)	(227)
Interest income on revolving credit facility (d)	(463)	(4)	-
AFA dues subsidy (e)	2,635	-	-
Advisory fees (g)	2,465	5,368	-
Charitable contributions to the Dave Thomas Foundation for Adoption (o)	-	-	1,000
Charitable contributions to Foundation (p)	500	500	500

(Wendy’s/Arby’s)
Advisory fees (f)	$1,000	$-	$-
Services Agreement (h)	-	3,500	9,500
Sublease income (i)	(1,632)	(1,886)	(1,633)
Executive use of corporate aircraft (j)	(120)	(613)	(3,028)
Sale of helicopter interest (k)	-	-	(1,860)
Equities Account (l)	-	-	38
Withdrawal Agreement (m)	-	(37,401)	-
Liquidation Services Agreement (n)	441	239	-
Distributions to co-investment shareholders (q)	-	(795)	(2,014)
_____________________
Transactions with Purchasing Cooperatives, Foundation, and AFA

(a)
On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established Strategic Sourcing Group Co-op, LLC (“SSG”).  SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment, and services.

In order to facilitate the orderly transition of this purchasing function for the Companies’ North America operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants had committed to pay approximately $5,145 of SSG expenses, which were expensed in 2010 and included in “General and administrative,” and was to be paid over a 24 month period through March 2012. We made payments of $2,000 in 2010.

Should a sale of Arby’s occur as discussed in Note 1, under the change of control provisions in the agreement that established SSG, the activities of SSG would be wound up. In the wind up process, the assets, personnel and functions of SSG would be transferred to QSCC and ARCOP as such parties and Wendy’s/Arby’s Restaurants agree. In contemplation of a possible sale, the parties are in discussion regarding the dissolution of SSG and transferring SSG’s assets, personnel and functions to QSCC and ARCOP.

(b)
During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish QSCC. QSCC manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s North America supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North America operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s was required to pay $15,500 to QSCC over an 18 month period through May 2011 in order to provide funding for

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

start-up costs, operating expenses and cash reserves. The required payments by Wendy’s under the Co-op Agreement were expensed in the fourth quarter of 2009 and included in “General and administrative.”  Wendy’s made payments of $15,195 in 2010. In connection with the ongoing operations of QSCC during 2010, QSCC reimbursed Wendy’s $913 for amounts Wendy’s had paid primarily for payroll-related expenses for certain Canadian QSCC purchasing employees.

(c)
ARCOP subleased approximately 4,500 square feet of the corporate headquarters office space from Arby’s in 2010, and 2,680 square feet in 2009 and 2008. The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which Arby’s has non-controlling representation on the board of directors, subleased approximately 3,800 square feet of the corporate headquarters office space from Arby’s in 2010, 2009 and 2008. Effective January 4, 2010, QSCC subleased approximately 9,333 square feet of office space from Wendy’s.  Effective April 5, 2010, the SSG leased 2,300 square feet of office space from Arby’s. The Companies received $104, $106, and $111, of sublease income from ARCOP in 2010, 2009, and 2008, respectively, $105, $107 and $116 of sublease income from Foundation in 2010, 2009, and 2008, respectively, $113 of sublease income from QSCC in 2010, and $24 of sublease income from SSG in 2010.

(d)
In December 2009, and as amended in February and August 2010, AFA entered into a revolving loan agreement with Arby’s.  The terms of this agreement allow AFA to have revolving loans of up to $14,000 outstanding with an expiration date of March 2012 and bearing interest at 7.5% per annum.  In February 2011, the maximum principal amount of revolving loans was reduced to $11,000. As of January 2, 2011 and January 3, 2010, the outstanding revolving loan balance was $4,458 and $5,089, respectively.  Arby’s received interest income of $463 and $4 in 2010 and 2009, respectively, which is included in “Other income (expense).”

(e)
Beginning in January 2010 and through March 2010, Arby’s and most domestic Arby’s franchisees paid 1.2% of sales as member dues to AFA.  Beginning in April 2010 and for the remainder of 2010, the AFA Board approved a dues increase based on a tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.4% and 3.6% of sales.  As a result, the average Arby’s advertising and marketing service fee percentage from April 2010 to the end of the 2010 fiscal year was approximately 2.3%.  In addition, Arby’s partially subsidized the top two rate tiers in 2010 thereby decreasing franchisees’ effective advertising and marketing service fee percentages. This subsidy required payments by Arby’s of $2,635 to AFA in 2010.

Transactions with the Management Company

(f)
Wendy’s/Arby’s and the Management Company entered into a new services agreement (the “New Services Agreement”), which commenced on July 1, 2009 and will continue until June 30, 2011, unless sooner terminated. Under the New Services Agreement, the Management Company assists us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. Pursuant to the terms of this agreement, Wendy’s/Arby’s is paying the Management Company a service fee of $250 per quarter, payable in advance commencing July 1, 2009. In addition, in the event the Management Company provides substantial assistance to us in connection with a merger or acquisition, corporate finance and/or similar transaction that is consummated at any time during the period commencing on the date the New Services Agreement was executed and ending six months following the expiration of its term, Wendy’s/Arby’s will negotiate a success fee to be paid to the Management Company which is reasonable and customary for such transactions. In addition, Wendy’s/Arby’s incurred service fees of $1,000 in 2010, which are included in “General and administrative.”

(g)
The Companies paid approximately $2,465 and $5,368 in 2010 and 2009, respectively, in fees for corporate finance advisory services under the New Services Agreement in connection with the negotiation and execution of the Credit Agreement in 2010 and the issuance of the Senior Notes in 2009.

(h)
In connection with its 2007 restructuring, Wendy’s/Arby’s entered into an agreement with the Management Company for the provision of services under a two-year transition services agreement (the “Services Agreement”), effective June 30, 2007, pursuant to which the Management Company provided Wendy’s/Arby’s with a range of professional and strategic services.  Under the Services Agreement, which expired on June 30, 2009 and was superseded by the New Services Agreement, Wendy’s/Arby’s paid the Management Company $3,000 per quarter for the first year of services and $1,750 per quarter for the second year of services.  Wendy’s/Arby’s incurred $3,500 and $9,500 of such service fees for 2009 and 2008, respectively, which are included in “General and administrative."

(i)
In July 2008 and July 2007, Wendy’s/Arby’s entered into agreements under which the Management Company is subleasing (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  Under the terms of the Subleases, the Management Company paid Wendy’s/Arby’s approximately $157 and $153 in 2009 and 2008, respectively, per month, which included an amount equal to the rent Wendy’s/Arby’s pays plus a fixed amount reflecting a portion of the increase in the then fair market value of Wendy’s/Arby’s leasehold interest, as well as amounts for property taxes and the

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

other costs related to the use of the space.  During the second quarter of 2010, Wendy’s/Arby’s and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was cancelled in exchange for a reduction in rent.  Under the terms of the amended sublease, the sublease is not cancelable prior to the expiration of the prime lease and the Management Company pays rent to Wendy’s/Arby’s in an amount that covers substantially all of the Company’s rent obligations under the prime lease for the subleased space.  Wendy’s/Arby’s recognized $1,632, $1,886, and $1,633 from the Management Company under the Subleases for 2010, 2009, and 2008, respectively, which has been recorded as a reduction of “General and administrative.”

(j)
In August 2007, Wendy’s/Arby’s entered into time share agreements under which the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer of Wendy’s/Arby’s (the “Former Executives”) and the Management Company used two Wendy’s/Arby’s corporate aircraft in exchange for payment of certain incremental flight and related costs of such aircraft.  Those time share agreements expired during the second quarter of 2009 and, in the third quarter of 2009, one of the aircraft was sold to an unrelated third party. Such reimbursements for 2009 and 2008 amounted to $553 and $3,028 and have been recognized as a reduction of “General and administrative.”

In June 2009, Wendy’s/Arby’s and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under the time share agreement mentioned above.  The Aircraft Lease Agreement originally provided that Wendy’s/Arby’s would lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010.  Under the Aircraft Lease Agreement, TASCO pays $10 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. Wendy’s/Arby’s continues to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs. The Aircraft Lease Agreement may be terminated by Wendy’s/Arby’s without penalty in the event it sells the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale.

On June 24, 2010, Wendy’s/Arby’s and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring June 30, 2011). We received lease income of $120 and $60 in 2010 and 2009, respectively, under this agreement, which is included as an offset to “General and administrative.”

(k)
The Management Company assumed Wendy’s/Arby’s 25% fractional interest in a helicopter on October 1, 2008 for $1,860 which is the amount Wendy’s/Arby’s would have received under the relevant agreement, if it exercised its right to sell the helicopter interest on October 1, 2008, which is equal to the then fair value, less a remarketing fee. The Management Company paid the monthly management fee and all other costs related to the helicopter interest to the owner on behalf of Wendy’s/Arby’s from July 1, 2007 until October 1, 2008.

(l)
In 2005, the Company invested $75,000 in brokerage accounts (the “Equities Account”), which were managed by the Management Company.  The Equities Account was invested principally in equity securities, cash equivalents and equity derivatives of a limited number of publicly-traded companies. In addition, the Equities Account sold securities short and invested in market put options in order to lessen the impact of significant market downturns.   On September 12, 2008, 251 shares of Wendy’s common stock, which were included in the Equities Account, were sold to the Management Company at the closing market value as of the day the Company decided to sell the shares. The sale resulted in a loss of $38.

(m)
On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that Wendy’s/Arby’s would be permitted to withdraw all amounts in the Equities Account on an accelerated basis (the “Early Withdrawal”) effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company which was terminated on June 26, 2009, Wendy’s/Arby’s had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47,000 was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, Wendy’s/Arby’s agreed to pay the Management Company $5,500 (the “Withdrawal Fee”), was not required to return the $47,000 referred to above and was no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37,401 (the “Equities Sale”), of which $31,901 was received by Wendy’s/Arby’s, net of the Withdrawal Fee, and for which Wendy’s/Arby’s realized a gain of $2,280 in 2009, which are both included in “Investment income (expense), net.”

(n)
On June 10, 2009, Wendy’s/Arby’s and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assists us in the sale, liquidation or other

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

disposition of our cost investments and DFR Notes,  (the “Legacy Assets”), which are not related to the Equities Account.  As of the date of the Liquidation Services Agreement, the Legacy Assets were valued at $36,600 (the “Target Amount”), of which $5,138 was owned by Wendy’s/Arby’s Restaurants.  The Liquidation Services Agreement, which expires June 30, 2011, required Wendy’s/Arby’s to pay the Management Company a fee of $900 in two installments in June 2009 and 2010, which is being amortized over the term of the agreement.  $441 and $239 were amortized and recorded in “General and administrative” in 2010 and 2009, respectively.  In addition, in the event that any or all of the Legacy Assets are sold, liquidated or otherwise disposed of and the aggregate net proceeds to us are in excess of the Target Amount, we would be required to pay the Management Company a success fee equal to 10% of the aggregate net proceeds in excess of the Target Amount.  Assuming a current liquidation of all remaining Legacy Assets, the aggregate proceeds ($32,209 as of January 2, 2011 primarily related to the cancellation and repayment of the DFR Notes) would not be expected to be in excess of the Target Amount.

Transactions with Other Related Parties

(o)
In 2008, the Companies pledged $1,000 to be paid in equal annual installments over a five year period commencing in 2008 to be donated to the Dave Thomas Foundation for Adoption, a related party. The amount pledged was recorded in “General and administrative” in 2008.

(p)
During the 2010, 2009, and 2008, the Companies made charitable contributions of $500 to Foundation, primarily utilizing funds reimbursed to it by one of the beverage companies used by Arby’s as provided by their contract. Such payments are included in “General and administrative.”

(q)
As part of its overall retention efforts, Wendy’s/Arby’s provided certain of its Former Executives and current and former employees, the opportunity to co-invest with Wendy’s/Arby’s in certain investments.  Wendy’s/Arby’s and certain of its former management have one remaining co-investment, 280 BT, which is a limited liability holding company principally owned by Wendy’s/Arby’s and former company management that, among other things, invested in operating companies.  During 2009 and 2008, Wendy’s/Arby’s received distributions of $795 and $2,014, respectively, from the liquidation of certain of the investments owned by 280 BT. The minority portions of these distributions of $156 and $402 in 2009 and 2008, respectively, were further distributed to 280 BT’s minority shareholders. No distributions were received in 2010. The ownership percentages as of January 2, 2011 were 80.1%, 11.2% and 8.7% for Wendy’s/Arby’s, the former officers of Wendy’s/Arby’s and other investors, respectively.

On September 29, 2008, J. David Karam, a minority shareholder, director and former president of Cedar Enterprises, Inc., which directly or through affiliates is a Wendy’s franchisee operator of 146 Wendy's restaurants as of January 2, 2011, and 133 as of January 3, 2010 and December 28, 2008, became President of Wendy’s.  In connection with Mr. Karam’s employment, Mr. Karam resigned as a director and president of Cedar Enterprises, Inc. but retained his minority ownership.  After the Wendy’s Merger, the Companies recorded $7,315, $6,240 and $1,801 in royalties and $5,471, $4,633 and $1,339 in advertising fees in 2010, 2009, and 2008, respectively, from Cedar Enterprises and its affiliates as a franchisee of Wendy’s. Cedar Enterprises, Inc. and its affiliates also received $125, $175 and $75 in remodeling incentives in 2010, 2009, and 2008 (the period from September 29, 2008 through December 28, 2008), respectively, from Wendy’s pursuant to a program generally available to Wendy’s franchisees, and $774 in 2010 related to funding for equipment related to their participation in product development testing.

Mr. Karam was also a minority investor in two other Wendy's franchisee operators, Emerald Food, Inc. and Diamond Foods, L.L.C., which, at the time, were operators of 44 and 16 Wendy's restaurants, respectively.  Mr. Karam disposed of his interests in these companies effective November 5, 2008.

(Wendy’s/Arby’s Restaurants)

The following is a summary of transactions between Wendy’s/Arby’s Restaurants and Wendy’s/Arby’s:

	2010	2009	2008
Dividends paid (r)	$443,700	$115,000	$-
Cost allocation to restaurant segments (s)	-	34,085	-
Advances paid (t)	-	-	155,000
Capital contributions received (t)	-	-	(150,177)
Other transactions:
Share-based compensation (u)	12,790	13,570	8,770
Payments for Federal and state income tax (v)	-	10,417	17,000
Expense (net credit) under management service agreements (w)	5,017	5,017	(1,504)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

 _____________________
(r)
Wendy’s/Arby’s Restaurants paid cash dividends to Wendy’s/Arby’s which were charged to “Invested equity.”  During the 2010 second quarter, dividends paid to Wendy’s/Arby’s included $325,000 as specifically permitted under the terms of the Credit Agreement.

(s)
For the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments $34,085 for support services. Prior to that date, the restaurant segments had directly incurred such costs. These costs are included in “General and administrative.” During 2009, we settled $20,526 of such support center costs in cash through our intercompany account with Wendy’s/Arby’s.

On the first day of the second quarter of 2009, we established a shared service center in Atlanta, Georgia.  As a result, support center costs from that date have been directly incurred by Wendy’s/Arby’s Restaurants and were allocated to the restaurant segments based on budgeted revenues.

(t)
During the fourth quarter of 2008, Wendy’s/Arby’s Restaurants advanced an aggregate of $155,000 to Wendy’s/Arby’s; Wendy’s/Arby’s used such advances principally to fund $150,177 of capital contributions to Arby’s.  Arby’s used a portion of these capital contributions to prepay the prior Arby’s amended term loan in an aggregate principal amount of $143,200.  These advances by Wendy’s/Arby’s Restaurants do not bear interest and Wendy’s/Arby’s does not currently intend to repay such advances.  Accordingly, the $155,000 of advances were reflected as a reduction of “Invested equity.”

(u)
Wendy’s/Arby’s Restaurants provides share based compensation with respect to Wendy’s/Arby’s Common Stock to certain employees. Such compensation cost is allocated by Wendy’s/Arby’s to Wendy’s/Arby’s Restaurants and is correspondingly recorded as capital contributions from Wendy’s/Arby’s.

(v)	Wendy’s/Arby’s Restaurants made payments to Wendy’s/Arby’s under a tax sharing agreement, as discussed in more detail in Note 13, which were settled in cash with Wendy’s/Arby’s.

(w)
Wendy’s/Arby’s Restaurants receives certain management services, including legal, accounting, tax, insurance, financial and other management services from Wendy’s/Arby’s. In connection with the RTM Acquisition, Arby’s entered into a management services agreement with Wendy’s/Arby’s effective July 25, 2005 that provides for an initial annual fixed fee of $4,500 plus annual cost of living adjustments beginning January 1, 2006.  Such fees are included in “General and administrative.” Amounts incurred under such service arrangements, and other incidental amounts, are settled through Wendy’s/Arby’s Restaurants’ intercompany account with Wendy’s/Arby’s.  As a result of the 2005 agreement with Wendy’s/Arby’s described above, Wendy’s/Arby’s Restaurants’ results of operations may not be indicative of those that would be achieved if they had operated on a stand alone basis.

In 2008, Wendy’s/Arby’s Restaurants also provided services to Wendy’s/Arby’s. Costs of the services that were allocated to Wendy’s/Arby’s were based on actual direct costs incurred.  The reimbursement of these costs totaled $6,472 for 2008 and is included as a reduction of “General and administrative.”

(25) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses.  As of January 2, 2011, Wendy’s/Arby’s Restaurants had reserves for all of its legal and environmental matters aggregating $3,739, which are included in the $3,855 reserved by Wendy’s/Arby’s for all legal and environmental matters.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(26) Advertising Costs and Funds

Since the Wendy’s Merger, the Companies participate in three national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both company-owned and franchise restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, company-owned and franchise restaurants make additional contributions to other local and regional advertising programs.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restricted assets and related liabilities of the Advertising Funds at January 2, 2011 and January 3, 2010 are as follows:

	Year End
	2010	2009
Cash and cash equivalents	$23,102	$21,856
Accounts and notes receivable	42,672	42,195
Other assets	10,779	16,425
Total assets	$76,553	$80,476

Accounts payable	$3,724	$15,299
Accrued expenses and other current liabilities	76,897	79,121
Member’s deficit	(4,068)	(13,944)
Total liabilities and deficit	$76,553	$80,476

The Companies’ advertising expenses in 2010, 2009 and 2008 totaled $169,704, $182,008, and $110,849, respectively.

(27) Business Segments

The Companies manage and internally report their operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

The Wendy’s restaurants segment is operated through franchised and company-owned Wendy’s quick service restaurants specializing in hamburger sandwiches. The franchised restaurants are principally located throughout the United States and, to a lesser extent, in 23 foreign countries and U. S. territories with the largest number in Canada. Company-owned restaurants are located in 30 states, with the largest number in Florida, Illinois, Pennsylvania, Ohio, and Texas. Wendy’s restaurants offer an extensive menu featuring hamburgers, filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, milk, Frosty® desserts, floats and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis. The Bakery is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties including certain distributors to the Arby’s system.

The Arby’s restaurants segment is operated through franchised and company-owned Arby’s quick service restaurants specializing in slow-roasted roast beef sandwiches. The franchised restaurants are principally located throughout the United States, and to a much lesser extent, in four other countries; principally in Canada. Company-owned restaurants are located in 27 states, with the largest number in Michigan, Ohio, Indiana, Georgia, and Florida. Arby’s restaurants also offer an extensive menu of, chicken, turkey and ham sandwiches, side dishes, snacks, soft drinks and milk, including its Market Fresh® sandwiches, salads, wraps and toasted subs.

We had no customers which accounted for 10% or more of consolidated revenues in 2010, 2009 or 2008. As of January 2, 2011, the Wendy’s restaurants segment had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 67% of its company-owned and franchised restaurants and two additional in-line distributors that, in the aggregate, serviced approximately 20% of its company-owned and franchised restaurants. As of January 2, 2011, Arby’s restaurants segment had one main in-line distributor of food, packaging and beverage products, excluding produce, breads and beverage products, that serviced approximately 48% of Arby’s company-owned and franchised restaurants and four additional in-line distributors that, in the aggregate, serviced approximately 47% of Arby’s company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations in our restaurant segments related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Because our restaurant operations are generally located throughout the United States, and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant.  Our restaurant segments could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, French Fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for Canadian operations in the Wendy’s restaurant segment. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of our restaurants are in Canada.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the Companies' segment information:

	2010	2009	2008
Revenues:
Sales:
Wendy's (1)	$2,079,106	$2,134,242	$530,843
Arby’s	966,236	1,064,106	1,131,448
Corporate eliminations	(25)	-	-
Total	3,045,317	3,198,348	1,662,291
Franchise revenues:
Wendy's	296,395	302,853	74,588
Arby's	74,739	79,634	85,882
Corporate eliminations	(37)	-	-
Total	371,097	382,487	160,470
Total revenues:
Wendy's	2,375,501	2,437,095	605,431
Arby's	1,040,975	1,143,740	1,217,330
Corporate eliminations	(62)	-	-
Total	$3,416,414	$3,580,835	$1,822,761

Depreciation and amortization:
Wendy's	$113,064	$128,048	$23,852
Arby's	55,326	56,188	61,206
Shared services center	11,920	4,270	-
Wendy’s/Arby’s Restaurants	180,310	188,506	85,058
Corporate	1,862	1,745	3,257
Wendy’s/Arby’s	$182,172	$190,251	$88,315

Impairment of long-lived assets:
Wendy's	$26,326	$23,443	$1,578
Arby's	43,151	56,513	8,002
Wendy’s/Arby’s Restaurants	69,477	79,956	9,580
Corporate	-	2,176	9,623
Wendy’s/Arby’s	$69,477	$82,132	$19,203

Segment operating profit (loss):
Wendy’s	$204,911	$167,753	$30,788
Arby’s	(50,685)	(29,248)	(395,304)
Corporate eliminations	(6)	-	-
Shared services center	(11,920)	(8,553)	-
Wendy’s/Arby’s Restaurants	142,300	129,952	(364,516)
Corporate	(9,912)	(17,976)	(49,134)
Wendy’s/Arby’s	$132,388	$111,976	$(413,650)

Wendy’s/Arby’s Restaurants:
Segment operating profit (loss)	$142,300	$129,952	$(364,516)
Unallocated items:
Interest expense	(136,193)	(125,392)	(66,925)
Loss on early extinguishment of debt	(26,197)	-	-
Other income (expense), net	2,667	(2,973)	3,234
(Loss) income from continuing operations before income taxes	$(17,423)	$1,587	$(428,207)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2010	2009	2008
Wendy’s/Arby’s:
Segment operating profit (loss)	$132,388	$111,976	$(413,650)
Unallocated items:
Interest expense	(137,229)	(126,708)	(67,009)
Loss on early extinguishment of debt	(26,197)	-	-
Investment income (expense), net	5,261	(3,008)	9,438
Other than temporary losses on investments	-	(3,916)	(112,741)
Other income, net	3,782	1,523	2,710
Loss from continuing operations before income taxes	$(21,995)	$(20,133)	$(581,252)

	Year End
	2010	2009
Total assets:
Wendy’s	$3,725,108	$3,996,371
Arby’s	522,569	562,192
Wendy’s/Arby’s Restaurants corporate	169,020	305,327
Wendy’s/Arby’s Restaurants	4,416,697	4,863,890
Corporate	315,957	111,526
Wendy’s/Arby’s	$4,732,654	$4,975,416

(Wendy’s/Arby’s Restaurants and Wendy’s/Arby’s)
Equity method investment	$98,631	$97,476

	2010	2009
Cash capital expenditures:
Wendy’s	$73,317	$55,155
Arby’s	57,577	29,646
Wendy’s/Arby’s Restaurants corporate (2)	17,075	17,113
Wendy’s/Arby’s Restaurants	147,969	101,914
Corporate	-	-
Wendy’s/Arby’s	$147,969	$101,914

(1)	Sales include sales of bakery items and kids’ meal promotion items sold to franchisees.
(2)	The Wendy’s/Arby’s Restaurants corporate capital expenditures are primarily related to our shared services center.

Income for our equity investment in TimWen is included in the Wendy’s restaurants segment.

In the first quarter of 2009, Wendy’s/Arby’s began charging the restaurant segments for support services based upon budgeted segment revenues. Prior to that date, the restaurant segments had directly incurred such costs. Commencing with the second quarter of 2009, Wendy’s/Arby’s established a shared service center in Atlanta and allocates its operating costs to the restaurant segments based also on budgeted segment revenues.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Revenues and long-lived asset information by geographic area are as follows:

	U.S	Canada	Other International	Total
2010
Revenues:
Wendy’s restaurants	$2,117,062	$244,654	$13,785	$2,375,501
Arby’s restaurants	1,037,959	2,827	189	1,040,975
Corporate eliminations	(62)	-	-	(62)
Consolidated revenue	$3,154,959	$247,481	$13,974	$3,416,414

Long-lived assets:
Wendy’s restaurants	$1,084,516	$61,172	$19	$1,145,707
Arby’s restaurants	382,392	6	-	382,398
Wendy’s/Arby’s Restaurants corporate	13,748	-	-	13,748
Wendy’s/Arby’s Restaurants	1,480,656	61,178	19	1,541,853
Corporate	9,408	-	-	9,408
Wendy’s/Arby’s	$1,490,064	$61,178	$19	$1,551,261

2009
Revenues:
Wendy’s restaurants	$2,190,003	$233,359	$13,733	$2,437,095
Arby’s restaurants	1,140,860	2,725	155	1,143,740
Consolidated revenue	$3,330,863	$236,084	$13,888	$3,580,835

Long-lived assets:
Wendy’s restaurants	$1,114,057	$63,393	$32	$1,177,482
Arby’s restaurants	419,748	7	-	419,755
Wendy’s/Arby’s Restaurants corporate	10,621	-	-	10,621
Wendy’s/Arby’s Restaurants	1,544,426	63,400	32	1,607,858
Corporate	11,390	-	-	11,390
Wendy’s/Arby’s	$1,555,816	$63,400	$32	$1,619,248

2008
Revenues:
Wendy’s restaurants	$548,792	$53,201	$3,438	$605,431
Arby’s restaurants	1,213,774	3,419	137	1,217,330
Consolidated revenue	$1,762,566	$56,620	$3,575	$1,822,761

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(28) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2010 and 2009.  The Companies report on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  With the exception of the fourth quarter of 2009 which had 14 weeks, the remainder of the Companies’ fiscal quarters in 2010 and 2009 contained 13 weeks.

(Wendy’s/Arby’s)	2010 Quarter Ended
	April 4 (b)	July 4 (b)	October 3 (b)	January 2, 2011 (b)

Revenues	$837,447	$877,021	$861,214	$840,732
Cost of sales	641,422	659,084	667,063	643,192
Operating profit	26,333	72,663	20,345	13,047
Net (loss) income	(3,400)	10,742	(909)	(10,758)
Basic and diluted (loss) income per share (a)	$(.01)	$.03	$-	$(.03)

	2009 Quarter Ended
	March 29 (c)	June 28 (c)	September 27 (c)	January 3, 2010 (c)

Revenues	$863,984	$912,687	$903,221	$900,943
Cost of sales	675,942	686,462	684,071	682,009
Operating profit (loss)	13,934	56,507	56,822	(15,287)
(Loss) income from continuing operations	(10,924)	14,892	14,266	(14,718)
Income from discontinued operations	-	-	422	1,124
Net (loss) income	(10,924)	14,892	14,688	(13,594)
Basic and diluted (loss) income per share (a):
Continuing operations	$(.02)	$.03	$.03	$(.03)
Discontinued operations	$-	$-	$-	$-
Net (loss) income	$(.02)	$.03	$.03	$(.03)

(Wendy’s/Arby’s Restaurants)	2010 Quarter Ended
	April 4 (b)	July 4 (b)	October 3 (b)	January 2, 2011 (b)

Revenues	$837,447	$877,021	$861,214	$840,732
Cost of sales	641,422	659,084	667,063	643,192
Operating profit	28,254	75,087	22,438	16,521
Net (loss) income	$(2,560)	$9,375	$357	$(9,810)

	2009 Quarter Ended
	March 29 (c)	June 28 (c)	September 27 (c)	January 3, 2010 (c)

Revenues	$863,984	$912,687	$903,221	$900,943
Cost of sales	675,942	686,462	684,071	682,005
Operating profit (loss)	17,978	68,865	58,532	(15,423)
Net (loss) income	$(6,080)	$24,255	$14,220	$(22,746)
________________________
(a)
Basic and diluted (loss) income per share amounts for the quarters have been calculated separately on a consistent basis with the annual calculations.  Basic and diluted (loss) income per share are being presented together since diluted (loss) income per share was the same as basic (loss) income per share for all periods presented. See Note 4 – Income (Loss) Per Share for additional information.

(b)
The operating profit was materially affected by impairment of long-lived assets in 2010. The impact of the impairment of long-lived assets on net (loss) income for the first, second, third and fourth quarters of 2010, was ($7,193), ($1,497), ($16,994) and ($17,393), respectively, after income tax benefits of $4,408, $917, $10,415 and $10,660, respectively.

Net (loss) income for Wendy’s/Arby’s was also affected by income recognized in the second quarter of 2010 on the repayment and cancellation of the DFR notes of $3,044, after income tax expense of $1,865.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)
The operating profit (loss) was materially affected by impairment of long-lived assets in 2009. The impact of the impairment of long-lived assets on net (loss) income for the first, second, third and fourth quarters of 2009, was ($4,266), ($4,045), ($9,627) and ($31,635), respectively, after income tax benefits of $2,614, $2,479, $5,901 and $19,389, respectively.  During the second quarter of 2009, Wendy’s/Arby’s net income was impacted by additional impairment of long-lived assets of ($1,349) after income tax benefit of $827.

(29) Guarantor/Non-Guarantor

(Wendy’s/Arby’s Restaurants)

Wendy’s/Arby’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under our 10% Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect 100% owned subsidiary of Wendy's/Arby's Restaurants and each has fully and unconditionally guaranteed the 10% Senior Notes on a joint and several basis.

The following are included in the presentation of our: (1) Condensed Consolidating Balance Sheet as of January 2, 2011 and January 3, 2010, (2) Condensed Consolidating Statement of Operations for the years ended January, 2, 2011, January 3, 2010, and December 28, 2008, and (3) Condensed Consolidating Statement of Cash Flows for the years ended January 2, 2011, January 3, 2010, and December 28, 2008 to reflect:

(a) Wendy’s/Arby’s Restaurants (the “Parent”);
(b) the 10% Senior Notes guarantor subsidiaries as a group;
(c) the 10% Senior Notes non-guarantor subsidiaries as a group;
  (d) elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e) Wendy’s/Arby’s Restaurants on a consolidated basis.

Substantially all of our domestic restricted subsidiaries are guarantors of the 10% Senior Notes. Certain of our subsidiaries, including our foreign subsidiaries and national advertising funds, do not guarantee the 10% Senior Notes.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the Equity Method, as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented. The elimination entries are principally necessary to eliminate intercompany balances and transactions.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

January 2, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,355	$88,936	$30,395	$-	$198,686
Accounts and notes receivable	320	79,404	3,628	-	83,352
Inventories	-	21,558	1,136	-	22,694
Prepaid expenses and other current assets	3,900	19,446	686	-	24,032
Deferred income tax benefit	17,634	27,218	215	-	45,067
Advertising funds restricted assets	-	-	76,553	-	76,553
Total current assets	101,209	236,562	112,613	-	450,384
Properties	13,748	1,466,769	61,336	-	1,541,853
Other intangible assets	21,453	1,310,092	27,029	-	1,358,574
Goodwill	-	841,156	47,765	-	888,921
Investments	-	-	102,406	-	102,406
Notes receivable	-	12,612	-	-	12,612
Deferred costs and other assets	32,610	28,662	675	-	61,947
Net investment in subsidiaries	2,559,526	246,578	-	(2,806,104)	-
Deferred income tax benefit	86,423	-	97	(86,520)	-
Due from affiliates	59,618	-	17,893	(77,511)	-
Total assets	$2,874,587	$4,142,431	$369,814	$(2,970,135)	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,228	$11,587	$232	$-	$17,047
Accounts payable	4,624	70,901	5,623	-	81,148
Accrued expenses and other current liabilities	38,871	195,282	10,147	-	244,300
Advertising funds restricted liabilities	-	-	76,553	-	76,553
Total current liabilities	48,723	277,770	92,555	-	419,048
Long-term debt	1,043,623	495,505	3,556	-	1,542,684
Due to affiliates	-	108,319	-	(77,511)	30,808
Deferred income	-	10,888	572	-	11,460
Deferred income taxes	-	548,088	16,904	(86,520)	478,472
Other liabilities	5,611	142,335	9,649	-	157,595
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,423,459	3,244,488	199,014	(3,443,502)	2,423,459
(Accumulated deficit) retained earnings	(499,500)	(537,633)	39,594	498,039	(499,500)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive income	7,671	7,671	7,970	(15,641)	7,671
Total invested equity	1,776,630	2,559,526	246,578	(2,806,104)	1,776,630
Total liabilities and invested equity	$2,874,587	$4,142,431	$369,814	$(2,970,135)	$4,416,697

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$237,607	$268,762	$32,495	$-	$538,864
Accounts and notes receivable	29	84,291	3,287	-	87,607
Inventories	-	21,870	1,154	-	23,024
Prepaid expenses and other current assets	4,918	22,320	599	-	27,837
Deferred income tax benefit	14,160	33,204	192	-	47,556
Advertising funds restricted assets	-	-	80,476	-	80,476
Total current assets	256,714	430,447	118,203	-	805,364
Properties	10,621	1,533,663	63,574	-	1,607,858
Other intangible assets	18,026	1,346,725	28,132	-	1,392,883
Goodwill	-	841,156	45,140	-	886,296
Investments	-	4,664	97,476	-	102,140
Notes receivable	-	13,599	-	-	13,599
Deferred costs and other assets	19,966	35,098	686	-	55,750
Net investment in subsidiaries	2,371,674	236,447	-	(2,608,121)	-
Deferred income tax benefit	79,325	-	92	(79,417)	-
Due from affiliates	45,415	-	15,188	(60,603)	-
Total assets	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$216	$15,761	$201	$-	$16,178
Accounts payable	5,665	83,762	6,412	-	95,839
Accrued expenses and other current liabilities	40,459	217,281	10,441	-	268,181
Advertising funds restricted liabilities	-	-	80,476	-	80,476
Total current liabilities	46,340	316,804	97,530	-	460,674
Long-term debt	552,146	930,776	2,810	-	1,485,732
Due to affiliates	-	103,518	-	(60,603)	42,915
Deferred income	-	12,494	701	-	13,195
Deferred income taxes	-	561,237	21,159	(79,417)	502,979
Other liabilities	5,348	145,296	9,844	-	160,488
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,854,775	3,091,081	210,230	(3,301,311)	2,854,775
(Accumulated deficit) retained earnings	(496,862)	(559,401)	30,913	528,488	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	(5,006)	(5,006)	(4,696)	9,702	(5,006)
Total invested equity	2,197,907	2,371,674	236,447	(2,608,121)	2,197,907
Total liabilities and invested equity	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$2,819,480	$225,837	$-	$3,045,317
Franchise revenues	-	349,189	21,908	-	371,097
	-	3,168,669	247,745	-	3,416,414
Costs and expenses:
Cost of sales	-	2,415,948	194,813	-	2,610,761
General and administrative	-	395,069	13,350	-	408,419
Depreciation and amortization	11,920	157,463	10,927	-	180,310
Impairment of long-lived assets	-	65,609	3,868	-	69,477
Other operating expense (income), net	-	12,540	(7,393)	-	5,147
	11,920	3,046,629	215,565	-	3,274,114
Operating (loss) profit	(11,920)	122,040	32,180	-	142,300
Interest expense	(78,737)	(57,098)	(358)	-	(136,193)
Loss on early extinguishment of debt	-	(26,197)	-	-	(26,197)
Other income (expense), net	158	17,393	(14,884)	-	2,667
Equity in income of subsidiaries	19,446	11,864	-	(31,310)	-
(Loss) income before income taxes	(71,053)	68,002	16,938	(31,310)	(17,423)
Benefit from (provision for) income taxes	68,415	(48,556)	(5,074)	-	14,785
Net (loss) income	$(2,638)	$19,446	$11,864	$(31,310)	$(2,638)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$2,982,887	$215,461	$-	$3,198,348
Franchise revenues	-	361,716	20,771	-	382,487
	-	3,344,603	236,232	-	3,580,835
Costs and expenses:
Cost of sales	-	2,538,821	189,659	-	2,728,480
General and administrative	-	433,115	9,571	-	442,686
Depreciation and amortization	4,270	174,001	10,235	-	188,506
Impairment of other long-lived assets	-	79,956	-	-	79,956
Facilities relocation and restructuring	4,283	3,330	403	-	8,016
Other operating expense (income), net	-	10,987	(7,748)	-	3,239
	8,553	3,240,210	202,120	-	3,450,883
Operating (loss) profit	(8,553)	104,393	34,112	-	129,952
Interest expense	(32,064)	(93,193)	(135)	-	(125,392)
Other income (expense), net	24	12,039	(15,036)	-	(2,973)
Equity in (loss) income of subsidiaries	(52,890)	16,213	-	36,677	-
(Loss) income before income taxes	(93,483)	39,452	18,941	36,677	1,587
Benefit from (provision for) income taxes	103,132	(92,342)	(2,728)	-	8,062
Net income (loss)	$9,649	$(52,890)	$16,213	$36,677	$9,649

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$1,612,915	$49,376	$-	$1,662,291
Franchise revenues	-	153,143	7,327	-	160,470
	-	1,766,058	56,703	-	1,822,761
Costs and expenses:
Cost of sales	-	1,369,927	45,603	-	1,415,530
General and administrative	-	210,777	2,384	-	213,161
Depreciation and amortization	-	82,979	2,079	-	85,058
Goodwill impairment	-	460,075	-	-	460,075
Impairment of other long-lived assets	-	9,580	-	-	9,580
Facilities relocation and restructuring	-	3,221	-	-	3,221
Other operating expense (income), net	-	2,455	(1,803)	-	652
	-	2,139,014	48,263	-	2,187,277
Operating (loss) profit	-	(372,956)	8,440	-	(364,516)
Interest expense	-	(66,839)	(86)	-	(66,925)
Other income (expense), net	-	6,809	(3,575)	-	3,234
Equity in (loss) income of subsidiaries	(365,086)	2,962	-	362,124	-
(Loss) income before income taxes	(365,086)	(430,024)	4,779	362,124	(428,207)
Benefit from (provision for) income taxes	-	64,938	(1,817)	-	63,121
Net (loss) income	$(365,086)	$(365,086)	$2,962	$362,124	$(365,086)

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2,638)	$19,446	$11,864	$(31,310)	$(2,638)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(19,446)	(11,864)	-	31,310	-
Depreciation and amortization	11,920	157,463	10,927	-	180,310
Impairment of long-lived assets	-	65,609	3,868	-	69,477
Accretion of long-term debt	1,705	13,311	-	-	15,016
Distributions received from joint venture	-	-	13,980	-	13,980
Share-based compensation provision	3,951	8,839	-	-	12,790
Write-off and amortization of deferred financing costs	4,518	7,245	-	-	11,763
Provision for doubtful accounts	-	9,932	(238)	-	9,694
Non-cash rent expense (credit)	-	9,839	(505)	-	9,334
Tax sharing (receivable from) payable to affiliate, net	(49,736)	50,788	-	-	1,052
Tax sharing receipts from (payments to) affiliate, net	56,000	(56,000)	-	-	-
Net recognition of deferred vendor incentive	-	(587)	-	-	(587)
Other operating transactions with affiliates	(20,370)	15,140	(2,802)	-	(8,032)
Equity in earnings in joint venture	-	-	(9,459)	-	(9,459)
Deferred income tax benefit, net	(18,351)	(5,300)	(2,101)	-	(25,752)
Other, net	2,406	(1,035)	(1,875)	-	(504)
Changes in operating assets and liabilities:
Accounts and notes receivable	(61)	(4,190)	58	-	(4,193)
Inventories	-	311	83	-	394
Prepaid expenses and other current assets	1,017	(213)	(49)	-	755
Accounts payable	2,341	(15,268)	(1,257)	-	(14,184)
Accrued expenses and other current liabilities	(3,808)	(23,418)	(736)	-	(27,962)
Net cash (used in) provided by operating activities	(30,552)	240,048	21,758	-	231,254
Cash flows from investing activities:
Capital expenditures	(17,075)	(124,395)	(6,499)	-	(147,969)
Proceeds from dispositions	-	5,660	-	-	5,660
Cost of acquisitions, less cash acquired	-	(3,123)	-	-	(3,123)
Other, net	-	147	1,116	-	1,263
Net cash used in investing activities	(17,075)	(121,711)	(5,383)	-	(144,169)
Cash flows from financing activities:
Proceeds from long-term debt	497,500	161	-	-	497,661
Repayments of long-term debt	(2,716)	(463,536)	(209)	-	(466,461)
Deferred financing costs	(16,353)	-	-	-	(16,353)
Capital contributions from Parent	(520,335)	520,335	-	-	-
Dividends paid to Parent	375,000	(375,000)	-	-	-
Dividends paid to Wendy's/Arby's	(443,700)	-	-	-	(443,700)
Redemption of preferred stock	-	19,877	(19,877)	-	-
Other, net	(21)	-	-	-	(21)
Net cash used in financing activities	(110,625)	(298,163)	(20,086)	-	(428,874)
Net cash used before effect of exchange rate changes on cash	(158,252)	(179,826)	(3,711)	-	(341,789)
Effect of exchange rate changes on cash	-	-	1,611	-	1,611
Net decrease in cash and cash equivalents	(158,252)	(179,826)	(2,100)	-	(340,178)
Cash and cash equivalents at beginning of year	237,607	268,762	32,495	-	538,864
Cash and cash equivalents at end of year	$79,355	$88,936	$30,395	$-	$198,686

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from continuing operating activities:
Net income (loss)	$9,649	$(52,890)	$16,213	$36,677	$9,649
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Equity in loss (income) from continuing operations of subsidiaries	52,890	(16,213)	-	(36,677)	-
Depreciation and amortization	4,270	174,001	10,235	-	188,506
Impairment of other long-lived assets	-	79,956	-	-	79,956
Tax sharing (receivable from) payable to Wendy’s/Arby’s, net	(9,648)	50,061	-	-	40,413
Tax sharing payments to Wendy’s/Arby’s	-	(10,417)	-	-	(10,417)
Write-off and amortization of deferred financing costs	1,632	14,164	-	-	15,796
Distributions received from joint venture	-	-	14,583	-	14,583
Share-based compensation provision	3,550	10,020	-	-	13,570
Non-cash rent expense	-	12,618	-	-	12,618
Accretion of long-term debt	718	9,682	-	-	10,400
Provision for doubtful accounts	-	8,279	(110)	-	8,169
Deferred income tax (benefit) provision, net	(94,686)	28,906	(2,761)	-	(68,541)
Other operating transactions with affiliates	(33,506)	48,279	(659)	-	14,114
Equity in earnings in joint venture	-	-	(8,499)	-	(8,499)
Net recognition of vendor incentive	-	(791)	-	-	(791)
Other, net	(559)	11,429	(5,317)	-	5,553
Changes in operating assets and liabilities:
Accounts and notes receivable	(29)	(7,770)	120	-	(7,679)
Inventories	-	1,859	20	-	1,879
Prepaid expenses and other current assets	(4,918)	5,307	732	-	1,121
Accounts payable, accrued expenses and other current liabilities	43,095	(42,353)	539	-	1,281
Net cash (used in) provided by continuing operating activities	(27,542)	324,127	25,096	-	321,681
Cash flows from continuing investing activities:
Capital expenditures	(17,113)	(80,458)	(4,343)	-	(101,914)
Proceeds from dispositions	-	10,472	410	-	10,882
Cost of acquisitions, less cash acquired	-	(2,357)	-	-	(2,357)
Other, net	-	192	-	-	192
Net cash used in continuing investing activities	(17,113)	(72,151)	(3,933)	-	(93,197)
Cash flows from continuing financing activities:
Proceeds from long-term debt	551,061	56,160	286	-	607,507
Repayments of long-term debt	(52)	(209,198)	(232)	-	(209,482)
Deferred financing costs	(21,247)	(17,152)	-	-	(38,399)
Capital contributions from Parent	(132,500)	132,500	-	-	-
Dividends paid to Wendy’s/Arby’s	(115,000)	-	-	-	(115,000)
Net cash provided by (used in) continuing financing activities	282,262	(37,690)	54	-	244,626
Net cash provided by continuing operations	237,607	214,286	21,217	-	473,110
Effect of exchange rate changes on cash	-		2,725	-	2,725
Net cash provided by continuing operations	237,607	214,286	23,942		475,835
Net cash used in operating activities of discontinued operations	-	(51)	-	-	(51)
Net increase in cash and cash equivalents	237,607	214,235	23,942	-	475,784
Cash and cash equivalents at beginning of year	-	54,527	8,553	-	63,080
Cash and cash equivalents at end of year	$237,607	$268,762	$32,495	$-	$538,864

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from continuing operating activities:
Net (loss) income	$(365,086)	$(365,086)	$2,962	$362,124	$(365,086)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Equity in loss (income) from continuing operations of subsidiaries	365,086	(2,962)	-	(362,124)	-
Depreciation and amortization	-	82,979	2,079	-	85,058
Impairment of other long-lived assets	-	9,580	-	-	9,580
Tax sharing payments to Wendy’s/Arby’s	-	(17,000)	-	-	(17,000)
Write-off and amortization of deferred financing costs	-	3,753	-	-	3,753
Distributions received from joint venture	-	-	2,864	-	2,864
Share-based compensation provision	-	8,770	-	-	8,770
Non-cash rent expense	-	3,103	-	-	3,103
Accretion of long-term debt	-	2,452	-	-	2,452
Provision for doubtful accounts	-	556	114	-	670
Deferred income tax benefit, net	-	(62,519)	(204)	-	(62,723)
Other operating transactions with affiliates	-	10,859	(5,596)	-	5,263
Equity in earnings in joint venture	-	-	(1,974)	-	(1,974)
Net recognition of vendor incentive	-	(6,459)	-	-	(6,459)
Goodwill impairment	-	460,075	-	-	460,075
Other, net	-	17,163	(12,811)	-	4,352
Changes in operating assets and liabilities:
Accounts and notes receivable	-	(2,670)	1,303	-	(1,367)
Inventories	-	(70)	(70)	-	(140)
Prepaid expenses and other current assets	-	14,135	5,665	-	19,800
Accounts payable, accrued expenses and other current liabilities	-	(40,780)	(9,246)	-	(50,026)
Net cash provided by (used in) continuing operating activities	-	115,879	(14,914)	-	100,965
Cash flows from continuing investing activities:
Capital expenditures	-	(102,904)	(3,020)	-	(105,924)
Proceeds from dispositions	-	1,322	-	-	1,322
Cost of acquisitions, less cash acquired	-	(9,622)	-	-	(9,622)
Increase in cash from the Wendy’s merger	-	171,421	28,364	-	199,785
Other, net	-	(129)	-	-	(129)
Net cash provided by continuing investing activities	-	60,088	25,344	-	85,432
Cash flows from continuing financing activities:
Proceeds from long-term debt	-	17,753	-	-	17,753
Repayments of notes payable and long-term debt	-	(175,521)	-	-	(175,521)
Capital contributions from Wendy’s/Arby’s	-	150,177	-	-	150,177
Advances to Wendy’s/Arby’s	-	(155,000)	-	-	(155,000)
Other, net	-	(659)	-	-	(659)
Net cash used in continuing financing activities	-	(163,250)	-	-	(163,250)
Net cash provided by continuing operations before effect of exchange rate changes on cash	-	12,717	10,430	-	23,147
Effect of exchange rate changes on cash	-	-	(4,123)	-	(4,123)
Net increase in cash and cash equivalents	-	12,717	6,307	-	19,024
Cash and cash equivalents at beginning of year	-	41,810	2,246	-	44,056
Cash and cash equivalents at end of year	$-	$54,527	$8,553	$-	$63,080

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, under the supervision and with the participation of their Chief Executive Officer and  Chief Financial Officer, evaluated the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 2, 2011. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 2, 2011, the disclosure controls and procedures of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by each company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by each company in such reports is accumulated and communicated to management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  The management of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants as of January 2, 2011. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, the management of each company believes that as of January 2, 2011, internal control over financial reporting of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants were effective.

(Wendy’s/Arby’s)

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 2, 2011 on Wendy’s/Arby’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants made during the quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, the management of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, including their Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wendy’s/Arby’s Group, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Wendy’s/Arby’s Group, Inc. and subsidiaries (the "Company") as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2011 and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2011

Item 9B.Other Information.

In January 2011, Wendy’s/Arby’s announced that it is exploring strategic alternatives for the Arby’s brand, including a sale of the brand.  To incent key members of senior management to remain with Wendy’s/Arby’s while strategic alternatives are under consideration, to provide an orderly transition if the Arby’s brand is sold and, with respect to Stephen E. Hare, Senior Vice President and Chief Financial Officer, to incentivize Mr. Hare to remain employed for at least three years if Arby’s is sold and the headquarters is moved to Ohio, the Wendy’s/Arby’s Compensation Committee has authorized Wendy’s/Arby’s to enter into retention agreements with Mr. Hare and Nils H. Okeson, Senior Vice President, General Counsel and Secretary.

The retention agreement with Mr. Hare would provide that if Arby’s is sold, Mr. Hare would consent under the terms of the December 18, 2008 letter agreement between Wendy’s/Arby’s and Mr. Hare to relocate to Ohio and that he would not assert that a “triggering event” had occurred under such letter agreement due to his being required to relocate to Ohio or due to the sale of Arby’s.

Within 30 days following a sale of Arby’s, Mr. Hare would receive $750,000.  If within three years of receiving this cash award Mr. Hare voluntarily terminates his employment or his employment is terminated without cause (as defined in the December 18, 2008 letter agreement) by Wendy’s/Arby’s, he would be required to pay back a pro rata portion of the net amount received.  If Wendy’s/Arby’s does not renew Mr. Hare’s employment under the December 18, 2008 letter agreement (which is subject to one year renewable terms) or if he remains employed by Wendy’s/Arby’s for three years after receiving the cash award, he would not have to pay back any of the cash award.

Within 30 days following a sale of Arby’s, Mr. Hare would be awarded restricted stock with a value of $750,000.  The restricted stock would vest three years after it is awarded (the “Stated Vesting Date”).  However, if Mr. Hare’s employment is involuntarily terminated by Wendy’s/Arby’s without cause prior to the Stated Vesting Date, the restricted stock would vest on a prorated basis.   If Wendy’s/Arby’s does not renew Mr. Hare’s employment under the December 18, 2008 letter agreement, all of the restricted stock would vest on his last day of employment.

If Arby’s is sold, Mr. Hare would receive a cash deal success bonus of $100,000 plus 0.15% of the consideration received by Wendy’s/Arby’s.  Consideration would exclude all liabilities for indebtedness of Arby’s assumed by the buyer.  Payment of the deal success fee would be made when consideration for the Arby’s sale is paid to the seller.

Wendy’s/Arby’s would also provide for Mr. Hare’s relocation from Atlanta in accordance with Wendy’s/Arby’s standard relocation policy (which does not include loss protection on the sale of an executive’s home), as well as a $130,000 moving bonus payable within 30 days of a sale of Arby’s.  If Mr. Hare voluntarily terminates his employment within 12 months of starting the relocation process he would be required to pay back benefits received under the relocation policy.

If Arby’s is not sold, Mr. Hare would not be required to relocate to Ohio and no benefits would be payable under the retention agreement.  The December 18, 2008 letter agreement with Mr. Hare will remain in effect and the provisions of the retention agreement are in addition to any other separation payments or benefits for which Mr. Hare would be eligible in the event that Wendy’s/Arby’s terminated his employment without cause or elected not to renew the letter agreement.

The retention agreement with Mr. Okeson would provide that Mr. Okeson agrees to remain employed with Wendy’s/Arby’s for a period of 6 months after a sale of Arby’s, and that he would be paid a retention bonus in cash of $500,000, one-third of which would be payable within 7 days of the sale of Arby’s with the remainder payable 6 months thereafter.  If Mr. Okeson voluntarily terminates employment with Wendy’s/Arby’s or is terminated with cause (as defined in the December 18, 2008 letter agreement between Wendy’s/Arby’s and Mr. Okeson) prior to 6 months after the sale of Arby’s, he would not receive any further retention bonus payments under the retention agreement.  If Mr. Okeson’s employment is involuntarily terminated without cause before either payment date, he would receive the remaining payments.

If Arby’s is sold and Mr. Okeson remains employed through the date 6 months after such sale, or if his employment is terminated without cause prior to that date, he would receive the compensation described in the December 18, 2008 letter agreement and any currently outstanding stock options or time based restricted stock awards would vest and Mr. Okeson would have 18 months to exercise vested stock options.

The December 18, 2008 letter agreement with Mr. Okeson will remain in effect and the provisions of the retention agreement are in addition to any other separation payments or benefits for which Mr. Okeson would be eligible in the event that Wendy’s/Arby’s terminated his employment without cause.

PART III
Items 10, 11, 12, 13 and 14.

The information for Wendy's/Arby's required by Items 10, 11, 12 and 13 and for the Companies by Item 14 will be furnished on or prior to May 2, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.  Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV
Item 15.Exhibits and Financial Statement Schedules.

(a) 1.Financial Statements:

See Index to Financial Statements (Item 8).

2.   Financial Statement Schedules:

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

3.Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Wendy’s/Arby’s Group, Inc. at 1155 Perimeter Center West, Atlanta, Georgia 30338.  Exhibits that are incorporated by reference to documents filed previously by Wendy’s/Arby’s under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 001-02207, File No. 333-161613 for documents filed by Wendy’s/Arby’s Restaurants or File No. 001-08116 for documents filed by Wendy’s International, Inc. Exhibits listed below are exhibits of both Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants unless otherwise noted.

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K filed on April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. 333-151336).

2.3
Agreement and Plan of Merger, dated as of December 17, 2007, by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative), incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K filed on December 21, 2007 (SEC file no. 001-02207).(Wendy’s/Arby’s only).

3.1
Amended and Restated Certificate of Incorporation of Wendy’s/Arby’s Group, Inc., as filed with the Secretary of State of the State of Delaware on May 28, 2009, incorporated herein by reference to Exhibit 3.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 1, 2009 (SEC file no. 001-02207).

3.2
Amended and Restated By-Laws of Wendy’s/Arby’s Group, Inc., as amended and restated as of May 28, 2009, incorporated herein by reference to Exhibit 3.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 1, 2009 (SEC file no. 001-02207).

3.3
Certificate of Formation of Wendy’s/Arby’s Restaurants, LLC, as amended to date, incorporated by reference to Exhibit 3.1 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. No. 333-161613).  (Wendy’s/Arby’s Restaurants only.)

3.4
Third Amended and Restated Limited Liability Company Operating Agreement of Wendy’s/Arby’s Restaurants, LLC, incorporated by reference to Exhibit 3.2 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).  (Wendy’s/Arby’s Restaurants only.)

4.1
Indenture, dated as of November 13, 2001, between Wendy’s International, Inc. and Bank One, National Association, incorporated herein by reference to Exhibit 4(i) of the Wendy’s International, Inc. Form 10-K for the year ended December 30, 2001 (SEC file no. 001-08116).

4.2
Indenture, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.3	Form of Exchange Note, incorporated by reference to Exhibit A of Exhibit 4.1 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).
4.4
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.5
Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Wendy’s/Arby’s Restaurants Form 10-Q for the quarter ended April 4, 2010 (SEC file no. 333-161613).

4.6	Supplemental Indenture, dated as of December 3, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee.*
10.1
Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K filed on March 16, 1998 (SEC file no. 001-02207).**

10.3
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.5
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.7
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.8
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.9
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.10
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.11	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.12
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.14
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.15	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 001-02207).**
10.16
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on June 1, 2005 (SEC file no. 001-02207).**

10.17
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on June 6, 2007 (SEC file no. 001-02207).**

10.18
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.19
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.20
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.21
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.22
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.23
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.24
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.25
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.26
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.27
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.28
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.29
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.30
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.31
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.32
Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 25, 2010 (SEC file no. 001-02207).

10.33
Amendment No. 1, dated as of July 12, 2010, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.34
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 25, 2010 (SEC file no. 001-02207).

10.35
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.36
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.37
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.38
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.39
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.40
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.41
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.42
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.43
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.44
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).  (Wendy’s/Arby’s only.)

10.45
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.46
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.47
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.48
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.49
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.50
First Amendment to Agreement of Sublease between Wendy’s/Arby’s Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.10 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.51
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.52
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.53
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.54
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.55
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.56
Agreement dated November 5, 2008 by and between Wendy’s/Arby’s Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.57
Amendment No. 1 to Agreement, dated as of April 1, 2009, among Wendy's/Arby's Group, Inc., Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on April 2, 2009 (SEC file no. 001-02207). (Wendy’s/Arby’s only.)

10.58
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K filed on July 25, 2008 (SEC file no. 001-02207).**

10.59
Amended and Restated Letter Agreement dated as of December 18, 2008 between Thomas A. Garrett and Arby’s Restaurant Group, Inc., incorporated herein by reference to Exhibit 99.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.60
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.61
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.62
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.63
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.64
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 14, 2010 (SEC file no. 001-02207).**

10.65
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.66
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.67
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.68
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.69
Tax Sharing Agreement, dated as of May 26, 2009, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto, incorporated by reference to Exhibit 10.40 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613). (Wendy’s/Arby’s Restaurants only.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of PricewaterhouseCoopers, LLP.*
31.1	Certification of the Chief Executive Officer of Wendy’s/Arby’s pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Wendy’s/Arby’s pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s/Arby’s Restaurants pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s/Arby’s Restaurants pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Wendy’s/Arby’s pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audited Financial Statements of TimWen Partnership.*

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.
  *** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."

Instruments defining the rights of holders of certain issues of long-term debt of the Companies and their consolidated subsidiaries have not been filed as exhibits to this Form 10-K because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Companies and their subsidiaries on a consolidated basis. The Companies agree to furnish a copy of each of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Dated: March 3, 2011	By: /s/ Roland C. Smith
Roland C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2011 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Titles
/s/ Roland C. Smith	President, Chief Executive Officer and Director
(Roland C. Smith)	(Principal Executive Officer)
/s/ Stephen E. Hare	Senior Vice President and Chief Financial Officer
(Stephen E. Hare)	(Principal Financial Officer)
/s/ Steven B. Graham	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ Nelson Peltz	Chairman and Director
(Nelson Peltz)
/s/ Peter W. May	Vice Chairman and Director
(Peter W. May)
/s/ Clive Chajet	Director
(Clive Chajet)
/s/ Edward P. Garden	Director
(Edward P. Garden)
/s/ Janet Hill	Director
(Janet Hill)
/s/ Joseph A. Levato	Director
(Joseph A. Levato) /s/ J. Randolph Lewis	Director
(J. Randolph Lewis)
/s/ Peter H. Rothschild	Director
(Peter H. Rothschild)
/s/ David E. Schwab II	Director
(David E. Schwab II) /s/ Raymond S. Troubh	Director
(Raymond S. Troubh) /s/ Jack G. Wasserman	Director
(Jack G. Wasserman)

WENDY’S/ARBY’S RESTAURANTS, LLC (Registrant)
Dated: March 3, 2011	By: /s/ Roland C. Smith
Roland C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2011 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Titles
/s/ Roland C. Smith	President, Chief Executive Officer, and Manager
(Roland C. Smith)	(Principal Executive Officer)
/s/ Stephen E. Hare	Senior Vice President and Chief Financial Officer, and Manager
(Stephen E. Hare)	(Principal Financial Officer)
/s/ Steven B. Graham	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ Nils H. Okeson	Manager
(Nils H. Okeson)
/s/ Joseph A. Levato	Manager
(Joseph A. Levato)
/s/ David E. Schwab II	Manager
(David e. Schwab II)
/s/ Raymond S. Troubh	Manager
(Raymond s. Troubh)
/s/ Jack G. Wasserman	Manager
(Jack G. Wasserman)

SCHEDULE I
Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED BALANCE SHEETS

	January 2, 2011	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$313,622	$51,973
Amounts due from subsidiaries	75,456	40,525
Deferred income tax benefit and other	1,250	21,705
Total current assets	390,328	114,203
Note receivable, related party, net	-	25,696
Investments in consolidated subsidiaries	1,791,475	2,379,976
Amounts due from subsidiary	-	26,773
Properties	9,408	11,391
Deferred income tax benefit and other	64,985	24,802
Total assets	$2 ,256,196	$2,582,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Intercompany demand note payable	$-	$50,000
Amounts due to subsidiaries	63,019	158,879
Current portion of long-term debt (a)	1,368	5,949
Deferred income taxes and other current liabilities	11,813	10,429
Total current liabilities	76,200	225,257
Long-term debt (a)	11,303	15,052
Other liabilities	5,519	6,193
Stockholders' equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424shares issued	47,042	47,042
Additional paid-in capital	2,771,126	2,761,433
Accumulated deficit	(412,464)	(380,480)
Common stock held in treasury, at cost	(249,547)	(85,971)
Accumulated other comprehensive income (loss)	7,017	(5,685)
Total stockholders' equity	2,163,174	2,336,339
Total liabilities and stockholders’ equity	$2,256,196	$2,582,841

(a)
Consists of a 6.54% term loan on our owned aircraft in the amount of $12,671 and $18,901 at January 2, 2011 and January 3, 2010 respectively, and 5% convertible notes in the amount of $2,100 as of January 3, 2010, which were repaid during 2010.

SCHEDULE I (Continued)
Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Income:
Equity in (loss) income from continuing operations of subsidiaries	$(2,175)	$8,970	$(451,158)
Investment income (loss)	4,913	61	(21,565)
	(2,738)	9,031	(472,723)
Costs and expenses:
General and administrative	8,087	11,568	38,674
Depreciation and amortization	1,863	1,745	2,212
Impairment of long-lived assets	-	-	2,671
Facilities relocation and restructuring	-	3,008	692
Intercompany interest expense	-	420	1,392
Other (income) expense, net	(517)	(1,141)	1,789
	(9,433)	15,600	47,430
Loss from continuing operations before benefit from income taxes	(6,695)	(6,569)	(520,153)
Benefit from income taxes	2,370	10,085	38,195
(Loss) income from continuing operations	(4,325)	3,516	(481,958)
Equity in income from discontinued operations of subsidiaries	-	1,546	2,217
Net (loss) income	$(4,325)	$5,062	$(479,741)

SCHEDULE I (Continued)
Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Cash flows from continuing operating activities:
Net (loss) income	$(4,325)	$5,062	$(479,741)
Adjustments to reconcile net (loss) income to net cash provided by (used in) continuing operating activities:
Dividends from subsidiaries	443,700	115,000	-
Equity in loss (income) from continuing operations of subsidiaries	2,175	(8,970)	451,158
Other operating transactions with Wendy’s/Arby’s Restaurants, LLC	8,032	(14,114)	-
Tax sharing payments received from subsidiaries	-	10,417	17,000
Depreciation and amortization	1,863	1,745	2,212
Share-based compensation provision	914	1,555	358
Write-off and amortization of deferred financing costs	16	25	5,132
Cancellation of intercompany debts, net	(23,212)	-	-
Operating investment adjustments, net (see below)	(4,909)	-	22,838
Deferred income tax benefit, net	(4,027)	67,241	(21,359)
Tax sharing receivable from subsidiaries, net	(1,052)	(65,366)	-
Equity in income from discontinued operations of subsidiaries	-	(1,546)	(2,217)
Impairment of long-lived assets	-	-	2,671
Other, net	(8)	(2,200)	(5,772)
Changes in assets and liabilities:
Other current assets	231	1,467	797
Other current liabilities	(4,033)	(5,381)	(20,355)
Net cash provided by (used in) continuing operating activities	438,577	104,935	(27,278)
Cash flows from continuing investing activities:
Net repayments from subsidiaries	987	31,901	10,577
Investment activities (see below)	30,752	-	-
Cost of merger with Wendy’s	-	(608)	(18,403)
Capital expenditures	-	-	(1,065)
Other, net	205	165	884
Net cash provided by (used in) continuing investing activities	31,944	31,458	(8,007)
Cash flows from continuing financing activities:
Repurchases of common stock	(173,537)	(72,927)	-
Dividends paid	(27,621)	(27,976)	(30,538)
Repayments of long-term debt	(8,330)	(889)	(2,361)
Proceeds from long-term debt	-	-	20,000
Advances from Wendy’s/Arby’s Restaurants, LLC	-	-	155,000
Capital contribution to Wendy’s/Arby’s Restaurants, LLC	-	-	(150,177)
Proceeds from intercompany loan	-	-	47,000
Other	616	(5,918)	(152)
Net cash (used in) provided by continuing financing activities	(208,872)	(107,710)	38,772
Net cash provided by continuing operations	261,649	28,683	3,487
Net cash used in operating activities of discontinued operations	-	(3,570)	(1,318)
Net increase in cash and cash equivalents	261,649	25,113	2,169
Cash and cash equivalents at beginning of year	51,973	26,860	24,691
Cash and cash equivalents at end of year	$313,622	$51,973	$26,860

SCHEDULE I (Continued)

Wendy’s/Arby’s Group, Inc. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS – (Continued)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Detail of cash flows related to investments:
Operating investment adjustments:
Income on collection of notes receivable	$(4,909)	$-	$-
Net recognized losses, including other than temporary losses	-	-	$22,838
	$(4,909)	$-	$23,838
Investing investment activities, net:
Proceeds from repayment of notes receivable	$30,752	$-	$-
	$30,752	$-	$-