Form 10-Q
period 2011-04-03
WENDY'S/ARBY'S GROUP, INC.; Wendy's/Arby's Restaurants, LLC
filed 2011-05-10
CIK 30697, 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207

WENDY’S/ARBY’S GROUP, INC.
(Exact name of registrants as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, GA	30338
(Address of principal executive offices)	(Zip Code)

(678) 514-4100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Commission file number: 333-161613
WENDY’S/ARBY’S RESTAURANTS, LLC
(Exact name of registrants as specified in its charter)

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
Wendy’s/Arby’s Group, Inc.        Yes [x] No [ ]
Wendy’s/Arby’s Restaurants, LLC    Yes [ ] No [x]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Wendy’s/Arby’s Group, Inc.        Yes [x] No [ ]
Wendy’s/Arby’s Restaurants, LLC    Yes [ ] No [ ]

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
Wendy’s/Arby’s Group, Inc.
Large accelerated filer   [x]      Accelerated filer [ ]       Non-accelerated filer [ ]      Smaller reporting company [ ]

Wendy’s/Arby’s Restaurants, LLC
Large accelerated filer   [ ]      Accelerated filer [ ]       Non-accelerated filer [x]      Smaller reporting company [ ]

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

There were 419,022,290 shares of Wendy’s/Arby’s Group, Inc. common stock outstanding as of May 2, 2011.

Wendy’s/Arby’s Restaurants, LLC meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with reduced disclosure format.

* Wendy’s/Arby’s Restaurants, LLC has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a direct 100% owned subsidiary holding company of Wendy’s/Arby’s. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us,” and “our” refers to Wendy’s/Arby’s together with its direct and indirect subsidiaries, including Wendy’s/Arby’s Restaurants. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

The principal subsidiaries of Wendy’s/Arby’s Restaurants are Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s”) and their subsidiaries. Substantially all of the operating results of Wendy’s/Arby’s are derived from the operating results of Wendy’s/Arby’s Restaurants, except for certain administrative expenses of Wendy’s/Arby’s. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this Quarterly Report on Form 10-Q. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. In addition, separate financial statements for each company are included in Part I Item 1, “Financial Statements.”

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 3, 2011	January 2, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$500,061	$512,508
Accounts and notes receivable	84,623	84,258
Inventories	23,112	22,694
Prepaid expenses and other current assets	53,783	24,386
Deferred income tax benefit	54,996	34,389
Advertising funds restricted assets	85,478	76,553
Total current assets	802,053	754,788
Properties	1,519,962	1,551,261
Other intangible assets	1,351,418	1,358,574
Goodwill	888,095	883,644
Investments	109,941	107,223
Deferred costs and other assets	69,272	77,164
Total assets	$4,740,741	$4,732,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,350	$18,415
Accounts payable	68,745	81,361
Accrued expenses and other current liabilities	240,519	245,157
Advertising funds restricted liabilities	85,478	76,553
Total current liabilities	412,092	421,486
Long-term debt	1,526,674	1,553,987
Deferred income	39,745	11,460
Deferred income taxes	430,189	412,293
Other liabilities	164,928	170,254
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,774,276	2,771,126
Accumulated deficit	(422,257)	(412,464)
Common stock held in treasury, at cost	(246,568)	(249,547)
Accumulated other comprehensive income	14,620	7,017
Total stockholders’ equity	2,167,113	2,163,174
Total liabilities and stockholders’ equity	$4,740,741	$4,732,654

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Revenues:
Sales	$756,496	$748,197
Franchise revenues	91,328	89,250
	847,824	837,447
Costs and expenses:
Cost of sales	659,788	641,422
General and administrative	103,627	110,482
Depreciation and amortization	43,125	46,326
Impairment of long-lived assets	9,612	11,601
Other operating expense, net	1,032	1,283
	817,184	811,114
Operating profit	30,640	26,333
Interest expense	(34,328)	(36,278)
Other income, net	323	1,408
Loss before income taxes	(3,365)	(8,537)
Benefit from income taxes	1,956	5,137
Net loss	$(1,409)	$(3,400)

Basic and diluted loss per share:	$ .00	$(.01)

Dividends per share:	$.02	$.015

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,409)	$(3,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,125	46,326
Net receipt of deferred vendor incentives	29,357	31,067
Impairment of long-lived assets	9,612	11,601
Share-based compensation provision	3,241	3,519
Distributions received from joint venture	3,113	2,968
Write-off and amortization of deferred financing costs	2,151	1,701
Accretion of long-term debt	2,130	2,715
Non-cash rent expense	1,807	2,879
Provision for doubtful accounts	903	2,600
Equity in earnings in joint venture	(2,363)	(1,850)
Deferred income tax benefit, net	(2,900)	(8,546)
Other, net	273	1,236
Changes in operating assets and liabilities:
Accounts and notes receivable	2,342	1,762
Inventories	(370)	1,295
Prepaid expenses and other current assets	(8,676)	(5,300)
Accounts payable	4,234	(13,025)
Accrued expenses and other current liabilities	(33,107)	(42,307)
Net cash provided by operating activities	53,463	35,241
Cash flows from investing activities:
Capital expenditures	(28,568)	(27,143)
Business acquisition	(2,900)	—
Other, net	300	2,958
Net cash used in investing activities	(31,168)	(24,185)
Cash flows from financing activities:
Repayments of long-term debt	(30,211)	(10,216)
Dividends paid	(8,374)	(6,653)
Proceeds from stock option exercises	2,902	939
Repurchases of common stock	—	(80,842)
Other, net	(18)	23
Net cash used in financing activities	(35,701)	(96,749)
Net cash used in operations before effect of exchange rate
changes on cash	(13,406)	(85,693)
Effect of exchange rate changes on cash	959	1,258
Net decrease in cash and cash equivalents	(12,447)	(84,435)
Cash and cash equivalents at beginning of period	512,508	591,719
Cash and cash equivalents at end of period	$500,061	$507,284

WENDY’S/ARBY’S GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$41,721	$43,375
Income taxes, net of refunds	$2,884	$6,062

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 3, 2011	January 2, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$181,300	$198,686
Accounts and notes receivable	83,854	83,352
Inventories	23,112	22,694
Prepaid expenses and other current assets	52,922	24,032
Deferred income tax benefit	43,274	45,067
Advertising funds restricted assets	85,478	76,553
Total current assets	469,940	450,384
Properties	1,511,019	1,541,853
Other intangible assets	1,351,418	1,358,574
Goodwill	893,372	888,921
Investments	105,121	102,406
Deferred costs and other assets	68,339	74,559
Total assets	$4,399,209	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$16,072	$17,047
Accounts payable	67,912	81,148
Accrued expenses and other current liabilities	239,574	244,300
Advertising funds restricted liabilities	85,478	76,553
Total current liabilities	409,036	419,048
Long-term debt	1,515,728	1,542,684
Due to Wendy’s/Arby’s	17,486	30,808
Deferred income	39,745	11,460
Deferred income taxes	476,526	478,472
Other liabilities	152,440	157,595
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—
Other capital	2,426,458	2,423,459
Accumulated deficit	(498,475)	(499,500)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)
Accumulated other comprehensive income	15,265	7,671
Total invested equity	1,788,248	1,776,630
Total liabilities and invested equity	$4,399,209	$4,416,697

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Revenues:
Sales	$756,496	$748,197
Franchise revenues	91,328	89,250
	847,824	837,447
Costs and expenses:
Cost of sales	659,788	641,422
General and administrative	100,276	108,760
Depreciation and amortization	42,660	45,860
Impairment of long-lived assets	9,612	11,601
Other operating expense, net	977	1,550
	813,313	809,193
Operating profit	34,511	28,254
Interest expense	(34,101)	(35,939)
Other income, net	283	495
Income (loss) before income taxes	693	(7,190)
Benefit from income taxes	332	4,630
Net income (loss)	$1,025	$(2,560)

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,025	$(2,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,660	45,860
Net receipt of deferred vendor incentives	29,357	31,067
Impairment of long-lived assets	9,612	11,601
Distributions received from joint venture	3,113	2,968
Share-based compensation provision	2,999	3,307
Write-off and amortization of deferred financing costs	2,148	1,695
Accretion of long-term debt	2,130	2,715
Non-cash rent expense	1,807	2,879
Provision for doubtful accounts	903	2,600
Deferred income tax benefit, net	(336)	(3,433)
Other operating transactions with Wendy’s/Arby’s	(662)	(3,624)
Tax sharing payable to Wendy’s/ Arby’s, net	(914)	(4,627)
Equity in earnings in joint venture	(2,363)	(1,850)
Tax sharing payment to Wendy’s/ Arby’s	(13,078)	—
Other, net	429	1,596
Changes in operating assets and liabilities:
Accounts and notes receivable	2,206	2,041
Inventories	(370)	1,295
Prepaid expenses and other current assets	(8,497)	(5,319)
Accounts payable	3,614	(11,959)
Accrued expenses and other current liabilities	(33,180)	(39,189)
Net cash provided by operating activities	42,603	37,063
Cash flows from investing activities:
Capital expenditures	(28,568)	(27,143)
Business acquisition	(2,900)	—
Other, net	303	2,432
Net cash used in investing activities	(31,165)	(24,711)
Cash flows from financing activities:
Repayments of long-term debt	(29,765)	(4,849)
Dividends paid to Wendy’s/ Arby’s	—	(112,000)
Other, net	(18)	161
Net cash used in financing activities	(29,783)	(116,688)
Net cash used in operations before effect of exchange rate
changes on cash	(18,345)	(104,336)
Effect of exchange rate changes on cash	959	1,258
Net decrease in cash and cash equivalents	(17,386)	(103,078)
Cash and cash equivalents at beginning of period	198,686	538,864
Cash and cash equivalents at end of period	$181,300	$435,786

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$41,449	$42,838
Income taxes, net of refunds	$2,273	$3,202

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s” and, together with its subsidiaries, the “Company”) and Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”), a 100% owned subsidiary of Wendy’s/Arby’s, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of April 3, 2011, and the results of our operations and cash flows for the three months ended April 3, 2011 and April 4, 2010. The results of operations for the three months ended April 3, 2011 are not necessarily indicative of the results to be expected for the full 2011 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, and combined notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “Form 10-K”).

Except where otherwise indicated, these combined notes relate to the Financial Statements for each of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants (the “Companies”). References herein to Wendy’s/Arby’s corporate (“Corporate”) represent Wendy’s/Arby’s parent company functions only and their effect on the consolidated results of operations and financial condition.

In January 2011, Wendy’s/Arby’s announced that it is exploring strategic alternatives for Arby’s Restaurant Group, Inc. (“Arby’s”), including a sale of the brand.  This process is continuing and there is no assurance as to any particular outcome.  To address uncertainties for our employees created by this process, Wendy’s/Arby’s has implemented a retention program; the payment of a portion of this program is conditioned on the sale of Arby’s.  During the 2011 first quarter, Wendy’s/Arby’s Restaurants and Wendy’s/Arby’s accrued costs of $1,279 and $1,307, respectively, which are included in “General and administrative” related to the portion of this retention program not conditioned on the sale of Arby’s. While the process is pending, Arby’s will continue to execute its growth initiatives.  Arby’s did not meet the financial accounting requirements to be classified as held for sale or to be reported as discontinued operations as of April 3, 2011.  As of April 3, 2011, the carrying value of our Arby’s business (defined as total assets less all non-intercompany liabilities) was $164,000. (See Note 9 for further segment information.)

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Both three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2) Acquisitions and Dispositions

During the first quarter of 2011, Wendy’s International, Inc. (“Wendy’s”) acquired the operating assets, net of liabilities assumed, of three Wendy’s franchised restaurants. The total consideration for this acquisition before post closing adjustments was $3,960 consisting of (1) $2,900 of cash, net of $45 cash acquired and (2) the issuance of a note payable of $1,060.

Other restaurant acquisitions and dispositions during the periods presented were not significant.

(3) Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.”

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our portion of TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of operations:

	Three Months Ended
	April 3, 2011	April 4, 2010
Balance at beginning of period (a)	$98,631	$97,476

Equity in earnings for the period	2,926	2,698
Amortization of purchase price adjustments	(563)	(848)
	2,363	1,850

Distributions	(3,113)	(2,968)
Currency translation adjustment included in “Comprehensive income”	3,465	4,350
Balance at end of period (a)	$101,346	$100,708
_____________________
(a) Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the three months ended April 3, 2011 and April 4, 2010, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	April 3, 2011		April 4, 2010
Balance sheet information:
Properties	C$	77,714	C$	82,005
Cash and cash equivalents	2,011		—
Accounts receivable	3,775		4,107
Other	2,980		3,418
	C$	86,480	C$	89,530

Accounts payable and accrued liabilities	C$	701	C$	1,195
Other liabilities	9,222		9,006
Partners’ equity	76,557		79,329
	C$	86,480	C$	89,530

	Three Months Ended
	April 3, 2011		April 4, 2010
Income statement information:
Revenues	C$	8,906	C$	8,720
Income before income taxes and net income	6,129		5,376

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Companies’ financial instruments for which the disclosure of fair values is required were as follows:

	April 3, 2011
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
Financial assets
Carrying Amount:
Cash and cash equivalents	$181,300	$318,761	$500,061
Restricted cash equivalents:
Current - included in “Prepaid expenses and other current assets”	778	—	778
Non-current - included in “Deferred costs and other assets”	3,536	685	4,221
Non-current cost investments	3,775	4,820	8,595
Interest rate swaps	7,610	—	7,610

Fair Value:
Cash and cash equivalents (a)	$181,300	$318,761	$500,061
Restricted cash equivalents (a):
Current	778	—	778
Non-current	3,536	685	4,221
Non-current cost investments (b)	5,349	14,593	19,942
Interest rate swaps (c)	7,610	—	7,610

	April 3, 2011
	Carrying Amount	Fair Value
Financial liabilities
Long-term debt, including current portion:
10% senior notes (d)	$553,653	$624,325
Wendy’s/Arby’s Restaurants term loan (d)	469,365	475,210
6.20% senior notes (d)	217,015	233,100
Sale-leaseback obligations (e)	120,607	120,751
Capitalized lease obligations (e)	85,343	85,917
7% debentures (d)	81,487	90,000
Other	4,330	4,318
Total Wendy’s/Arby’s Restaurants long-term debt, including current portion	1,531,800	1,633,621
6.54% aircraft term loan (e)	12,224	12,149
Total Wendy’s/Arby’s long-term debt, including current portion	$1,544,024	$1,645,770

Guarantees of:
Lease obligations for restaurants not operated by the Companies (f)	$279	$279
Wendy’s franchisee loans obligations (g)	$368	$368

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

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

(g)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program.

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

Level 1 Inputs - Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the Companies’ financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of April 3, 2011 by the valuation hierarchy as defined in the fair value guidance:

		Fair Value Measurements
	April 3, 2011	Level 1	Level 2	Level 3
Interest rate swaps (included in “Deferred costs and other assets”)	$7,610	$—	$7,610	$—

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the fair values for those assets and liabilities measured at fair value during the three months ended April 3, 2011 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the quarter ended April 3, 2011 for both the Wendy's and Arby's restaurant segments. The carrying value of properties presented in the table below substantially represents the remaining carrying value of land for properties that were impaired related to the Wendy’s restaurant segment. See Note 5 for more information on the impairment of our long-lived assets.

					Three Months Ended April 3, 2011 Total Losses
		Fair Value Measurements
	April 3, 2011	Level 1	Level 2	Level 3
Properties	$575	$—	$—	$575	$7,755
Other intangible assets	—	—	—	—	1,857
	$575	$—	$—	$575	$9,612

Derivative instruments

The Companies’ derivative instruments in the first quarter of 2011 included interest rate swaps with notional amounts totaling $225,000 that were all designated as fair value hedges on Wendy’s 6.20% senior notes. At April 3, 2011 and January 2, 2011, the fair value of these interest rate swaps of $7,610 and $9,623, respectively, has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes.

Interest income on interest rate swaps was $1,413 and $1,812 for the three months ended April 3, 2011 and April 4, 2010, respectively.

(5) Impairment of Long-Lived Assets

	Three Months Ended
	April 3, 2011	April 4, 2010
Wendy’s restaurant segment:
Impairment of company-owned restaurants:
Properties	$6,084	$—
Intangible assets	1,813	—
	7,897	—
Arby’s restaurant segment:
Impairment of company-owned restaurants:
Properties	1,671	10,689
Intangible assets	44	912
	1,715	11,601
Total impairment of long-lived assets	$9,612	$11,601

The Wendy’s company-owned restaurant impairment losses in the three months ended April 3, 2011 and the Arby’s company-owned restaurant impairment losses in the three months ended April 4, 2010 predominantly reflected impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants, and additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover. The Arby’s restaurant segment impairment losses in the three months ended April 4, 2010 also reflected write-downs in the carrying value of surplus properties and properties held for sale. The Arby’s company-owned restaurant impairment losses in the three months ended April 3, 2011 reflected additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover.

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

(6) Income Taxes

The Company’s effective tax rate benefit for the three months ended April 3, 2011 and April 4, 2010 was 58.1% and 60.2%, respectively. Wendy’s/Arby’s Restaurants effective tax rate benefit for the three months ended April 3, 2011 and April 4, 2010 was 47.9% and 64.4%, respectively. The Companies’ effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, and (3) a reduction in our state valuation allowances in 2010.

There were no significant changes to unrecognized tax benefits or related interest and penalties for either the Company or Wendy’s/Arby’s Restaurants.

Amounts payable for Federal and certain state income taxes are settled by Wendy’s/Arby’s Restaurants to Wendy’s/Arby’s under a tax sharing agreement. During the three months ended April 3, 2011 and April 4, 2010, Wendy’s/Arby’s Restaurants made tax sharing payments to Wendy’s/Arby’s of $13,078 and $0, respectively.

(7) Loss Per Share

(Wendy’s/Arby’s)

Basic loss per share for the three months ended April 3, 2011 and April 4, 2010 was computed by dividing net loss by the weighted average number of common shares outstanding.

Diluted loss per share for the three months ended April 3, 2011 and April 4, 2010 was the same as basic loss per share for each share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss per share would have been antidilutive.

As of April 3, 2011, our potential common shares consisted of the following: (1) outstanding stock options which can be exercised into 27,036 shares of our Common Stock and (2) 3,107 restricted shares of our Common Stock.

The weighted average number of shares used to calculate basic and diluted loss per share was 418,520 and 443,326 for the three months ended April 3, 2011 and April 4, 2010, respectively.

(8) Debt and Equity

Debt

The Wendy's/Arby’s Restaurants senior secured term loan facility (the “Term Loan”), which is part of the credit agreement entered into in May 2010 and further described in our Form 10-K, requires prepayments of principal amounts resulting from certain events and on an annual basis from Wendy’s/Arby’s Restaurants excess cash flow as defined under the Term Loan. An excess cash flow payment for fiscal 2010 of $24,874 was paid in the first quarter of 2011. Should our strategic alternatives for Arby's result in a sale of the brand (as discussed in Note 1), we may be required to utilize a portion of the sales proceeds as a Term Loan prepayment.

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Invested Equity

(Wendy’s/Arby’s Restaurants)

The following is a summary of the changes in invested equity:

	Three Months Ended
	April 3, 2011	April 4, 2010
Balance, beginning of year	$1,776,630	$2,197,907
Comprehensive income (a)	8,619	7,155
Share-based compensation	2,999	3,307
Dividends paid to Wendy’s/Arby’s	—	(112,000)
Other	—	(75)
Balance, end of the period	$1,788,248	$2,096,294
_______________
(a) The following is a summary of the components of comprehensive income, net of income taxes:

	Three Months Ended
	April 3, 2011	April 4, 2010
Net income (loss)	$1,025	$(2,560)
Net change in currency translation adjustment	7,649	9,704
Net unrecognized pension (loss) gain	(55)	11
Other comprehensive income	7,594	9,715
Comprehensive income	$8,619	$7,155

Stockholders’ Equity

(Wendy’s/Arby’s)

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	April 3, 2011	April 4, 2010
Balance, beginning of year	$2,163,174	$2,336,339
Comprehensive income (a)	6,194	6,340
Share-based compensation	3,241	3,519
Exercises of stock options	2,838	859
Dividends paid	(8,374)	(6,653)
Repurchases of common stock for treasury	—	(78,821)
Other	40	(337)
Balance, end of the period	$2,167,113	$2,261,246

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

_______________
(a) The following is a summary of the components of comprehensive income, net of income taxes:

	Three Months Ended
	April 3, 2011	April 4, 2010
Net loss	$(1,409)	$(3,400)
Net change in currency translation adjustment	7,649	9,704
Net unrealized losses on available-for-sale securities	—	(59)
Net unrecognized pension (loss) gain	(46)	95
Other comprehensive income	7,603	9,740
Comprehensive income	$6,194	$6,340

(9) Business Segments

The Companies manage and internally report their operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the Companies’ segment information:

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenues:
Sales:
Wendy’s (1)	$509,323	$512,747
Arby’s	247,210	235,450
Corporate eliminations	(37)	—
Total	756,496	748,197

Franchise revenues:
Wendy’s	73,189	71,967
Arby’s	18,149	17,283
Corporate eliminations	(10)	—
Total	91,328	89,250

Total revenues:
Wendy’s	582,512	584,714
Arby’s	265,359	252,733
Corporate eliminations	(47)	—
Total	$847,824	$837,447

Depreciation and amortization:
Wendy’s	$27,261	$28,795
Arby’s	12,811	13,894
Shared services center	2,588	3,171
Wendy’s/Arby’s Restaurants	42,660	45,860
Corporate	465	466
Wendy’s/Arby’s	$43,125	$46,326

Impairment of long-lived assets:
Wendy’s	$7,897	$—
Arby’s	1,715	11,601
Total	$9,612	$11,601

Segment operating profit (loss):
Wendy’s	$43,687	$52,400
Arby’s	(5,312)	(20,975)
Corporate eliminations	3	—
Shared services center (2)	(3,867)	(3,171)
Wendy’s/Arby’s Restaurants	34,511	28,254
Corporate	(3,871)	(1,921)
Wendy’s/Arby’s	$30,640	$26,333

Wendy’s/Arby’s Restaurants:
Segment operating profit	$34,511	$28,254
Unallocated items:
Interest expense	(34,101)	(35,939)
Other income, net	283	495
Income (loss) before income taxes	$693	$(7,190)

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 3, 2011	April 4, 2010
Wendy’s/Arby’s:
Segment operating profit	$30,640	$26,333
Unallocated items:
Interest expense	(34,328)	(36,278)
Other income, net	323	1,408
Loss before income taxes	$(3,365)	$(8,537)

	Three Months Ended
	April 3, 2011	April 4, 2010
Cash capital expenditures:
Wendy’s	$20,797	$15,680
Arby’s	4,478	6,470
Shared services center	3,293	4,993
Wendy’s/Arby’s Restaurants	28,568	27,143
Corporate	—	—
Wendy’s/Arby’s	$28,568	$27,143
_______________

(1)	Sales include sales of bakery items and kids’ meal promotion items sold to franchisees.

(2)	Includes costs associated with exploring strategic alternatives for Arby’s.

(10) Transactions with Related Parties

The following is a summary of ongoing transactions between the Companies and their related parties and includes any updates or amendments, as well as one new transaction (see footnote (e) below) since those reported in our Form 10-K:

	Three Months Ended
	April 3, 2011	April 4, 2010
SSG agreement (a)	$(2,275)	$4,900
Subleases with related parties (b)	(105)	(80)
Interest income on revolving credit facility (c)	(19)	(106)
AFA dues subsidy (d)	723	—
Wendy’s advertising program (e)	150	—
Charitable contributions to the Foundation (f)	—	500

(Wendy’s/Arby’s)
Advisory fees (g)	$250	$250
Sublease income (h)	(408)	(413)
Executive use of corporate aircraft (i)	(30)	(30)
Liquidation services agreement (j)	110	110

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

___________________
Transactions with Purchasing Cooperatives, the Foundation, and AFA

(a)
As agreed by its board of directors in March 2011, effective April 2011 the activities of Strategic Sourcing Group Co-op, LLC (“SSG”) were transferred to the Wendy’s independent purchasing cooperative, Quality Supply Chain Co-op (“QSCC”), and Arby’s independent purchasing cooperative (“ARCOP”). Wendy’s/Arby’s Restaurants had committed to pay approximately $5,145 of SSG expenses, of which $4,900 was expensed in the first quarter of 2010, and was to be paid over a 24 month period through March 2012. During the first quarter of 2011, the remaining accrued commitment of $2,275 was reversed and credited to “General and administrative.”

(b)
Wendy’s and QSCC entered into a sublease amendment, effective January 1, 2011, which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of $176 with five one-year renewal options.

The Companies received $18 and $0 of sublease income from SSG, $25 and $26 of sublease income from ARCOP, $23 and $26 of sublease income from the Arby’s Foundation, Inc. (the “Foundation”), and $39 and $28 of sublease income from QSCC during the first quarter of 2011 and 2010, respectively.

(c)
In December 2009, and as amended in February and August 2010 and in February 2011, AFA Service Corporation (“AFA”) entered into a revolving loan agreement with Arby’s. As of April 3, 2011 and January 2, 2011, the outstanding revolving loan balance due from AFA to Arby’s was $0 and $4,458, respectively.  Arby’s recorded interest income of $19 and $106 during the first quarter of 2011 and 2010, respectively, which is included in “Other income, net.”

(d)
Arby’s and most domestic Arby’s franchisees pay member dues to AFA. Beginning in January 2011 and for the remainder of 2011, the AFA board approved a dues increase based on a tiered rate structure for the payment of advertising and marketing service fees ranging between 1.25% and 3.50% of sales.  In addition and consistent with a similar arrangement in effect from April through December 2010, Arby’s agreed to partially subsidize the top two rate tiers thereby decreasing franchisees’ effective advertising and marketing service fee percentages through December 2011. Arby’s incurred $723 in the first quarter of 2011 associated with the advertising dues subsidy, which is recorded in “Cost of sales.”

(e)
Wendy’s participates in two national advertising funds for Wendy’s United States and Canadian locations established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns. During the first quarter of 2011, Wendy’s reimbursed the Canadian advertising fund approximately $150 for advertising expenses associated with new product testing.

(f)
During the first quarter of 2010, the Companies made a charitable contribution of $500 to the Foundation, primarily utilizing funds reimbursed to it by one of the beverage companies used by Arby’s as provided by the applicable contract. This payment is included in “General and administrative.”

Transactions with the Management Company

(g)
Wendy’s/Arby’s incurred service fees of $250 in the first quarter of 2011 and 2010, which are included in “General and administrative.” These fees were paid to a management company (the “Management Company”) which was formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman, in connection with a services agreement, which commenced on July 1, 2009 and will continue until June 30, 2011.

(h)
Wendy’s/Arby’s recognized income of $408 and $413 from the Management Company under subleases for office space on two of the floors of the Company’s former New York headquarters for the first quarter of 2011 and 2010, respectively, which has been recorded as a reduction of “General and administrative.”

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(i)
Wendy’s/Arby’s received lease income of $30 in the first quarter of 2011 and 2010 under an agreement to lease one of the Company’s aircraft, which is included as an offset to “General and administrative.”

(j)
Wendy’s/Arby’s paid the Management Company a fee of $900 in two installments in June 2009 and 2010, which was deferred and is being amortized through its expiration date of June 30, 2011 for assistance in the sale, liquidation, or other disposition of certain of our investments. $110 was amortized and recorded in “General and administrative” in the first quarter of 2011 and 2010.

(Wendy’s/Arby’s Restaurants)

The following is a summary of continuing transactions between Wendy’s/Arby’s Restaurants and Wendy’s/Arby’s:

	Three Months Ended
	April 3, 2011	April 4, 2010
Dividends paid (k)	$—	$112,000
Other transactions:
Payments for Federal and state income tax (l)	13,078	—
Share-based compensation (m)	2,999	3,307
Expense under management service agreements (n)	1,261	1,254
_____________________

(k)	Wendy’s/Arby’s Restaurants paid cash dividends to Wendy’s/Arby’s which were charged to “Invested equity.”

(l)	Wendy’s/Arby’s Restaurants made cash payments to Wendy’s/Arby’s under a tax sharing agreement, as discussed in more detail in Note 6.

(m)
Wendy’s/Arby’s Restaurants provides share based compensation with respect to Wendy’s/Arby’s Common Stock to certain employees. Such compensation cost is allocated by Wendy’s/Arby’s to Wendy’s/Arby’s Restaurants and is correspondingly recorded as capital contributions from Wendy’s/Arby’s.

(n)
Wendy’s/Arby’s Restaurants incurred $1,261 and $1,254 for management services during the first quarter of 2011 and 2010, respectively. Such fees are included in “General and administrative” and are settled through Wendy’s/Arby’s Restaurants’ intercompany account with Wendy’s/Arby’s.

(11) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of April 3, 2011, Wendy’s/Arby’s Restaurants had reserves for all of its legal and environmental matters aggregating $3,905 which are included in the total $3,934 accrued by Wendy’s/Arby’s for all legal and environmental matters. Although the outcome of these matters cannot be predicted with certainty and we cannot estimate the aggregate possible range of loss, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Guarantor/Non-Guarantor

(Wendy’s/Arby’s Restaurants)

Wendy’s/Arby’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under our 10% senior notes. Each of the guaranteeing subsidiaries is a direct or indirect 100% owned subsidiary of Wendy’s/Arby’s Restaurants and each has fully and unconditionally guaranteed the 10% senior notes on a joint and several basis.

The following are included in the presentation of our consolidating: (1) Condensed Consolidating Balance Sheets as of April 3, 2011 and January 2, 2011, (2) Condensed Consolidating Statements of Operations for the three months ended April 3, 2011 and April 4, 2010, and (3) Condensed Consolidating Statements of Cash Flows for the three months ended April 3, 2011 and April 4, 2010 to reflect:

(a)Wendy’s/Arby’s Restaurants (the “Parent”);
(b)the 10% senior notes guarantor subsidiaries as a group;
(c)the 10% senior notes non-guarantor subsidiaries as a group;
(d)elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e)Wendy’s/Arby’s Restaurants on a consolidated basis.

Substantially all of our domestic restricted subsidiaries are guarantors of the 10% senior notes. Certain of our subsidiaries, including our foreign subsidiaries and national advertising funds, do not guarantee the 10% senior notes.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the equity method. The elimination entries are principally necessary to eliminate intercompany balances and transactions.

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
April 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$6,664	$142,819	$31,817	$—	$181,300
Accounts and notes receivable	1,450	78,353	4,051	—	83,854
Inventories	—	22,050	1,062	—	23,112
Prepaid expenses and other current assets	5,255	45,815	1,852	—	52,922
Deferred income tax benefit	15,834	27,218	222	—	43,274
Advertising funds restricted assets	—	—	85,478	—	85,478
Total current assets	29,203	316,255	124,482	—	469,940
Properties	9,899	1,439,526	61,594	—	1,511,019
Other intangible assets	20,684	1,303,504	27,230	—	1,351,418
Goodwill	—	843,954	49,418	—	893,372
Investments	—	—	105,121	—	105,121
Deferred costs and other assets	30,470	37,188	681	—	68,339
Net investment in subsidiaries	2,612,303	255,422	—	(2,867,725)	—
Deferred income tax benefit	89,126	—	—	(89,126)	—
Due from affiliate	44,738	—	16,584	(61,322)	—
Total assets	$2,836,423	$4,195,849	$385,110	$(3,018,173)	$4,399,209

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$4,981	$10,852	$239	$—	$16,072
Accounts payable	2,602	60,491	4,819	—	67,912
Accrued expenses and other current liabilities	22,244	209,569	7,761	—	239,574
Advertising funds restricted liabilities	—	—	85,478	—	85,478
Total current liabilities	29,827	280,912	98,297	—	409,036
Long-term debt	1,018,348	493,462	3,918	—	1,515,728
Due to affiliates	—	78,808	—	(61,322)	17,486
Deferred income	—	39,174	571	—	39,745
Deferred income taxes	—	548,224	17,428	(89,126)	476,526
Other liabilities	—	142,966	9,474	—	152,440
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,426,458	3,276,291	199,014	(3,475,305)	2,426,458
(Accumulated deficit) retained earnings	(498,475)	(524,253)	40,789	483,464	(498,475)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	15,265	15,265	15,619	(30,884)	15,265
Total invested equity	1,788,248	2,612,303	255,422	(2,867,725)	1,788,248
Total liabilities and invested equity	$2,836,423	$4,195,849	$385,110	$(3,018,173)	$4,399,209

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,355	$88,936	$30,395	$—	$198,686
Accounts and notes receivable	320	79,404	3,628	—	83,352
Inventories	—	21,558	1,136	—	22,694
Prepaid expenses and other current assets	3,900	19,446	686	—	24,032
Deferred income tax benefit	17,634	27,218	215	—	45,067
Advertising funds restricted assets	—	—	76,553	—	76,553
Total current assets	101,209	236,562	112,613	—	450,384
Properties	13,748	1,466,769	61,336	—	1,541,853
Other intangible assets	21,453	1,310,092	27,029	—	1,358,574
Goodwill	—	841,156	47,765	—	888,921
Investments	—	—	102,406	—	102,406
Deferred costs and other assets	32,610	41,274	675	—	74,559
Net investment in subsidiaries	2,559,526	246,578	—	(2,806,104)	—
Deferred income tax benefit	86,423	—	97	(86,520)	—
Due from affiliate	59,618	—	17,893	(77,511)	—
Total assets	$2,874,587	$4,142,431	$369,814	$(2,970,135)	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,228	$11,587	$232	$—	$17,047
Accounts payable	4,624	70,901	5,623	—	81,148
Accrued expenses and other current liabilities	38,871	195,282	10,147	—	244,300
Advertising funds restricted liabilities	—	—	76,553	—	76,553
Total current liabilities	48,723	277,770	92,555	—	419,048
Long-term debt	1,043,623	495,505	3,556	—	1,542,684
Due to affiliates	—	108,319	—	(77,511)	30,808
Deferred income	—	10,888	572	—	11,460
Deferred income taxes	—	548,088	16,904	(86,520)	478,472
Other liabilities	5,611	142,335	9,649	—	157,595
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,423,459	3,244,488	199,014	(3,443,502)	2,423,459
(Accumulated deficit) retained earnings	(499,500)	(537,633)	39,594	498,039	(499,500)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	7,671	7,671	7,970	(15,641)	7,671
Total invested equity	1,776,630	2,559,526	246,578	(2,806,104)	1,776,630
Total liabilities and invested equity	$2,874,587	$4,142,431	$369,814	$(2,970,135)	$4,416,697

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$702,738	$53,758	$—	$756,496
Franchise revenues	—	86,240	5,088	—	91,328
	—	788,978	58,846	—	847,824

Costs and expenses:
Cost of sales	—	611,144	48,644	—	659,788
General and administrative	1,279	95,263	3,734	—	100,276
Depreciation and amortization	2,588	37,405	2,667	—	42,660
Impairment of long-lived assets	—	9,258	354	—	9,612
Other operating expense (income), net	—	2,909	(1,932)	—	977
	3,867	755,979	53,467	—	813,313
Operating (loss) profit	(3,867)	32,999	5,379	—	34,511
Interest expense	(23,336)	(10,649)	(116)	—	(34,101)
Other income (expense), net	—	3,868	(3,585)	—	283
Equity in income of subsidiaries	13,386	1,195	—	(14,581)	—
(Loss) income before income taxes	(13,817)	27,413	1,678	(14,581)	693
Benefit from (provision for) income taxes	14,842	(14,027)	(483)	—	332
Net income	$1,025	$13,386	$1,195	$(14,581)	$1,025

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$694,804	$53,393	$—	$748,197
Franchise revenues	—	84,139	5,111	—	89,250
	—	778,943	58,504	—	837,447

Costs and expenses:
Cost of sales	—	594,333	47,089	—	641,422
General and administrative	—	103,978	4,782	—	108,760
Depreciation and amortization	3,171	40,011	2,678	—	45,860
Impairment of long-lived assets	—	11,601	—	—	11,601
Other operating expense (income), net	—	2,923	(1,373)	—	1,550
	3,171	752,846	53,176	—	809,193
Operating (loss) profit	(3,171)	26,097	5,328	—	28,254
Interest expense	(15,226)	(20,634)	(79)	—	(35,939)
Other income (expense), net	73	4,108	(3,686)	—	495
Equity in (loss) income of subsidiaries	(4,135)	1,130	—	3,005	—
(Loss) income before income taxes	(22,459)	10,701	1,563	3,005	(7,190)
Benefit from (provision for) income taxes	19,899	(14,836)	(433)	—	4,630
Net (loss) income	$(2,560)	$(4,135)	$1,130	$3,005	$(2,560)

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$1,025	$13,386	$1,195	$(14,581)	$1,025
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from operations of subsidiaries	(13,386)	(1,195)	—	14,581	—
Depreciation and amortization	2,588	37,405	2,667	—	42,660
Net receipt of deferred vendor incentives	—	29,357	—	—	29,357
Impairment of long-lived assets	—	9,258	354	—	9,612
Distributions received from joint venture	—	—	3,113	—	3,113
Share-based compensation provision	1,196	1,803	—	—	2,999
Write-off and amortization of deferred financing costs	2,148	—	—	—	2,148
Accretion of long-term debt	595	1,535	—	—	2,130
Non-cash rent expense (credit)	—	1,880	(73)	—	1,807
Provision for doubtful accounts	—	1,024	(121)	—	903
Tax sharing receipt from (payment to) affiliate, net	14,000	(14,000)	—	—	—
Deferred income tax benefit, net	(272)	(64)	—	—	(336)
Other operating transactions with affiliates	28,357	(30,328)	1,309	—	(662)
Tax sharing (receivable from) payable to affiliate, net	(14,570)	13,656	—	—	(914)
Equity in earnings in joint venture	—	—	(2,363)	—	(2,363)
Tax sharing payment to Wendy's/Arby's	(13,078)	—	—	—	(13,078)
Other, net	(1)	723	(293)	—	429
Changes in operating assets and liabilities:
Accounts and notes receivable	37	2,357	(188)	—	2,206
Inventories	—	(481)	111	—	(370)
Prepaid expenses and other current assets	(633)	(6,746)	(1,118)	—	(8,497)
Accounts payable	(223)	3,423	414	—	3,614
Accrued expenses and other current liabilities	(21,046)	(9,517)	(2,617)	—	(33,180)
Net cash (used in) provided by operating activities	(13,263)	53,476	2,390	—	42,603
Cash flows from investing activities:
Capital expenditures	(3,293)	(23,398)	(1,877)	—	(28,568)
Business acquisition	—	(2,900)	—	—	(2,900)
Other, net	—	303	—	—	303
Net cash used in investing activities	(3,293)	(25,995)	(1,877)	—	(31,165)
Cash flows from financing activities:
Repayments of long-term debt	(26,117)	(3,598)	(50)	—	(29,765)
Capital contribution from Parent	(30,000)	30,000	—	—	—
Other, net	(18)	—	—	—	(18)
Net cash (used in) provided by financing activities	(56,135)	26,402	(50)	—	(29,783)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(72,691)	53,883	463	—	(18,345)
Effect of exchange rate changes on cash	—	—	959	—	959
Net (decrease) increase in cash and cash equivalents	(72,691)	53,883	1,422	—	(17,386)
Cash and cash equivalents at beginning of period	79,355	88,936	30,395	—	198,686
Cash and cash equivalents at end of period	$6,664	$142,819	$31,817	$—	$181,300

WENDY’S/ ARBY’S GROUP, INC. AND SUBSIDIARIES
WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2,560)	$(4,135)	$1,130	$3,005	$(2,560)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (income) from operations of subsidiaries	4,135	(1,130)	—	(3,005)	—
Depreciation and amortization	3,171	40,011	2,678	—	45,860
Net receipt of deferred vendor incentives	—	31,067	—	—	31,067
Impairment of long-lived assets	—	11,601	—	—	11,601
Share-based compensation provision	894	2,413	—	—	3,307
Distributions received from joint venture	—	—	2,968	—	2,968
Non-cash rent expense (credit)	—	2,966	(87)	—	2,879
Accretion of long-term debt	356	2,359	—	—	2,715
Provision for doubtful accounts	—	2,440	160	—	2,600
Write-off and amortization of deferred financing costs	738	957	—	—	1,695
Tax sharing (receivable from) payable to affiliate, net	(17,728)	13,101	—	—	(4,627)
Other operating transactions with affiliates	(58,915)	53,672	1,619	—	(3,624)
Deferred income tax benefit, net	—	(3,433)	—	—	(3,433)
Equity in earnings in joint venture	—	—	(1,850)	—	(1,850)
Other, net	2,351	1,127	(1,882)	—	1,596
Changes in operating assets and liabilities:
Accounts and notes receivable	2	2,573	(534)	—	2,041
Inventories	—	1,219	76	—	1,295
Prepaid expenses and other current assets	12	(7,131)	1,800	—	(5,319)
Accounts payable	(51)	(11,901)	(7)	—	(11,959)
Accrued expenses and other current liabilities	(23,288)	(9,571)	(6,330)	—	(39,189)
Net cash (used in) provided by operating activities	(90,883)	128,205	(259)	—	37,063
Cash flows from investing activities:
Capital expenditures	(4,993)	(20,285)	(1,865)	—	(27,143)
Other, net	—	2,432	—	—	2,432
Net cash used in investing activities	(4,993)	(17,853)	(1,865)	—	(24,711)
Cash flows from financing activities:
Dividends paid to Wendy’s/Arby’s	(112,000)	—	—	—	(112,000)
Repayments of long-term debt	(53)	(4,747)	(49)	—	(4,849)
Other, net	—	161	—	—	161
Net cash used in financing activities	(112,053)	(4,586)	(49)	—	(116,688)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(207,929)	105,766	(2,173)	—	(104,336)
Effect of exchange rate changes on cash	—	—	1,258	—	1,258
Net (decrease) increase in cash and cash equivalents	(207,929)	105,766	(915)	—	(103,078)
Cash and cash equivalents at beginning of period	237,607	268,762	32,495	—	538,864
Cash and cash equivalents at end of period	$29,678	$374,528	$31,580	$—	$435,786

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “Form 10-K”).  There have been no material changes as of April 3, 2011 to the application of our critical accounting policies or guarantees and commitments as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related combined notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Except where otherwise indicated, this discussion relates to the unaudited condensed consolidated financial statements for each of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants (the “Companies”). References herein to Wendy’s/Arby’s corporate (“Corporate”) represent Wendy’s/Arby’s parent company functions only and their effect on the consolidated results of operations and financial condition.

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

Introduction and Executive Overview

Our Business

We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  As of April 3, 2011, the Wendy’s restaurant system was comprised of 6,565 restaurants, of which 1,395 were owned and operated by the Companies. As of April 3, 2011, the Arby’s restaurant system was comprised of 3,631 restaurants, of which 1,139 were owned and operated by the Companies. The 2,534 Wendy’s and Arby’s company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”). In January 2011, we announced that we are exploring strategic alternatives for Arby’s, including a sale of the brand.

Wendy’s and Arby’s revenues and operating results have been impacted by a number of factors, including generally negative sales and traffic trends in the restaurant industry, high unemployment, negative general economic trends and intense price competition. As noted below in “Cost of sales,” both Wendy’s and Arby’s experienced increased commodity costs in the 2011 first quarter, which negatively affected cost of sales and restaurant margins. The Companies expect that significant increases in commodity costs as compared to 2010 for both Wendy’s and Arby’s will continue in 2011. Wendy’s expects to offset much of these increases with prudent price increases, while protecting transactions and market share. Arby’s is also planning to take selective price increases in the second half of 2011.

Wendy’s long-term growth opportunities include (1) product innovation, (2) a continued emphasis on our everyday value menu, (3) expanding dayparts, (4) remodeling our facilities, (5) new unit development, and (6) expanding internationally. Arby’s long-term growth opportunities include (1) our value strategy, which includes our everyday affordability proposition, (2) remodeling our facilities, (3) our new brand positioning, which was introduced during the first quarter of 2011, and (4) product innovation.

As of April 3, 2011, there were approximately 450 Arby’s franchised restaurants with amounts payable to Arby’s for royalties, rent and/or other fees that were at least 60 days past due. The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 44 and 13 in the number of franchised restaurants for fiscal 2010 and for the three months ended April 3, 2011, respectively. During those same periods, 96 and 21 franchised Arby’s restaurants were closed, respectively. Prior year trends of declining sales at franchised Arby’s restaurants had resulted in decreases in royalties and other franchise revenues and the deterioration in the financial condition of some of our franchisees. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts had increased significantly, and may continue to grow should the financial condition of some of our franchisees not improve. Franchisees’ financial difficulties and the closure of franchised restaurants cause reductions in the contributions to and the extent of advertising programs.

Restaurant business revenues for the first three months of 2011 include: (1) $737.6 million of sales from company-owned restaurants, (2) $18.9 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $84.9 million of royalty income from franchisees, and (4) $6.4 million of other franchise-related revenue and other revenues. During the first quarter of 2011, Wendy’s purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) began managing the operations for kids’ meal promotion items sold to franchisees. Sales of kids’ meal promotion items recorded during the first quarter of 2011 were from inventory on hand prior to QSCC’s management of the process. In future quarters we do not expect to receive significant revenue from sales of kids’ meal promotion items sold to franchisees. However, we do not expect the decrease in these revenues to have a material adverse effect on our results of operations or financial condition. Most of our Wendy’s and Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the three months ended April 3, 2011.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
We report Wendy’s North America Restaurants same-store sales commencing after a store has been open for at least 15 continuous months and as of the beginning of the previous fiscal year. Arby’s North America Restaurants same-store sales are reported after a store has been open for 15 continuous months. These methodologies are consistent with the metrics used by our management for internal reporting and analysis.  Same-store sales exclude the impact of currency translation.

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

Related Party Transactions

The Companies have entered into the following transactions with related parties since those reported in our Form 10-K:

SSG

As agreed by its board of directors in March 2011, effective April 2011 the activities of Strategic Sourcing Group Co-op, LLC (“SSG”) were transferred to QSCC, and Arby’s independent purchasing cooperative (“ARCOP”). Wendy’s/Arby’s Restaurants had committed to pay approximately $5.2 million of SSG expenses, of which $4.9 million was expensed in the first quarter of 2010, and was to be paid over a 24 month period through March 2012. During the first quarter of 2011, the remaining accrued commitment of $2.3 million was reversed and credited to “General and administrative.”

QSCC Sublease

Wendy’s and QSCC entered into a sublease amendment, effective January 1, 2011, which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of approximately $0.2 million with five one-year renewal options.

Wendy’s Advertising Program

Wendy’s participates in two national advertising funds for Wendy’s United States and Canadian locations established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns. During the first quarter of 2011, Wendy’s reimbursed the Canadian advertising fund $0.2 million for advertising expenses associated with new product testing.

Presentation of Financial Information

The Companies’ report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Both quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

For each of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, the following tables included throughout this Item 2 set forth the consolidated results of operations for the three months ended April 3, 2011 and April 4, 2010 (dollars in millions):

(Wendy’s/Arby’s)

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
Revenues:
Sales	$756.5	$748.2	$8.3	1.1%
Franchise revenues	91.3	89.2	2.1	2.4
	847.8	837.4	10.4	1.2
Costs and expenses:
Cost of sales	659.8	641.4	18.4	2.9
General and administrative	103.6	110.5	(6.9)	(6.2)
Depreciation and amortization	43.1	46.3	(3.2)	(6.9)
Impairment of long-lived assets	9.6	11.6	(2.0)	(17.2)
Other operating expense, net	1.1	1.3	(0.2)	(15.4)
	817.2	811.1	6.1	0.8
Operating profit	30.6	26.3	4.3	16.3
Interest expense	(34.3)	(36.3)	2.0	(5.5)
Other income, net	0.3	1.5	(1.2)	(80.0)
Loss before income taxes	(3.4)	(8.5)	5.1	(60.0)
Benefit from income taxes	2.0	5.1	(3.1)	(60.8)
Net loss	$(1.4)	$(3.4)	$2.0	(58.8)%

(Wendy’s/Arby’s Restaurants)

	Three Months Ended
	April 3, 2011	April 4, 2010	$ Change	% Change
Revenues:
Sales	$756.5	$748.2	$8.3	1.1%
Franchise revenues	91.3	89.2	2.1	2.4
	847.8	837.4	10.4	1.2
Costs and expenses:
Cost of sales	659.8	641.4	18.4	2.9
General and administrative	100.3	108.8	(8.5)	(7.8)
Depreciation and amortization	42.6	45.9	(3.3)	(7.2)
Impairment of long-lived assets	9.6	11.6	(2.0)	(17.2)
Other operating expense, net	1.0	1.5	(0.5)	(33.3)
	813.3	809.2	4.1	0.5
Operating profit	34.5	28.2	6.3	22.3
Interest expense	(34.1)	(35.9)	1.8	(5.0)
Other income, net	0.3	0.5	(0.2)	(40.0)
Income (loss) before income taxes	0.7	(7.2)	7.9	n/m
Benefit from income taxes	0.3	4.6	(4.3)	(93.5)%
Net income (loss)	$1.0	$(2.6)	$3.6	n/m

	First Quarter 2011		First Quarter 2010
Sales:
Wendy’s	$490.4		$489.0
Arby’s	247.2		235.5
Bakery and kids’ meal promotion items sold to franchisees (a)	18.9		23.7
Total sales	$756.5		$748.2

Cost of sales:		% of Sales		% of Sales
Wendy’s
Food and paper	$157.3	32.1%	$152.4	31.2%
Restaurant labor	151.1	30.8%	148.5	30.3%
Occupancy, advertising and other operating costs	116.2	23.7%	113.0	23.1%
Total Wendy’s cost of sales	424.6	86.6%	413.9	84.6%
Arby’s
Food and paper	74.2	30.0%	62.6	26.6%
Restaurant labor	81.7	33.1%	80.3	34.1%
Occupancy, advertising and other operating costs	65.0	26.3%	67.2	28.5%
Total Arby’s cost of sales	220.9	89.4%	210.1	89.2%
Bakery and kids’ meal promotion items sold to franchisees	14.3	n/m	17.4	n/m
Total cost of sales	$659.8	87.2%	$641.4	85.7%

	First Quarter 2011	First Quarter 2010
Margin $:
Wendy’s	$65.8	$75.1
Arby’s	26.3	25.4
Bakery and kids’ meal promotion items sold to franchisees	4.6	6.3
Total margin	$96.7	$106.8

Restaurant margin %:
Wendy’s	13.4%	15.4%
Arby’s	10.6%	10.8%
Total restaurant margin %	12.5%	13.9%

Franchise revenues:
Wendy’s	$73.2	$72.0
Arby’s	18.1	17.2
Total franchise revenues	$91.3	$89.2

Depreciation and amortization:
Wendy’s	$27.3	$28.8
Arby’s	12.8	13.9
Shared services center	2.5	3.2
Total depreciation and amortization Wendy’s/Arby’s Restaurants	42.6	45.9
Corporate	0.5	0.4
Total depreciation and amortization Wendy’s/Arby’s	$43.1	$46.3

Impairment of long-lived assets:
Wendy’s	$7.9	$—
Arby’s	1.7	11.6
Total impairment of long-lived assets	$9.6	$11.6

Other operating expense, net:
Wendy’s	$0.8	$1.2
Arby’s	0.2	0.3
Total other operating expense, net Wendy’s/Arby’s Restaurants	1.0	1.5
Corporate	0.1	(0.2)
Total other operating expense, net Wendy’s/Arby’s	$1.1	$1.3

	First Quarter 2011	First Quarter 2010
Operating profit (loss), net:
Wendy’s (b)	$43.7	$52.4
Arby’s	(5.3)	(21.0)
Shared services center	(3.9)	(3.2)
Total operating profit, net Wendy’s/Arby’s Restaurants	34.5	28.2
Corporate	(3.9)	(1.9)
Total operating profit, net Wendy’s/Arby’s	$30.6	$26.3

(a) During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees. Sales of kids’ meal promotion items recorded during the first quarter of 2011 were from inventory on hand prior to QSCC’s management of the process.

(b) Wendy’s “Operating profit” includes the margin dollars for the bakery and kids’ meal promotion items sold to franchisees.

Restaurant statistics:
Wendy’s same-store sales:		First Quarter 2011	First Quarter 2010
North America company-owned restaurants		(0.9)%	0.2%
North America franchised restaurants		0.3%	1.0%
North America systemwide		0.0%	0.8%

Arby’s same-store sales:
North America company-owned restaurants		6.8%	(11.6)%
North America franchised restaurants		4.8%	(11.4)%
North America systemwide		5.5%	(11.5)%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at January 2, 2011	1,394	5,182	6,576
Opened	1	9	10
Closed	(4)	(17)	(21)
Net purchased from (sold by) franchisees	4	(4)	—
Restaurant count at April 3, 2011	1,395	5,170	6,565
Arby’s restaurant count:
Restaurant count at January 2, 2011	1,144	2,505	3,649
Opened	—	8	8
Closed	(5)	(21)	(26)
Restaurant count at April 3, 2011	1,139	2,492	3,631
Total restaurant count at April 3, 2011	2,534	7,662	10,196

Sales
Change
Wendy’s	$1.4
Arby’s	11.7
Bakery and kids’ meal promotion items sold to franchisees	(4.8)
$8.3

The overall increase in the 2011 first quarter sales was driven by the increase in Arby’s North America company-owned same-store sales of 6.8%, partially offset by a decrease in Wendy’s North America company-owned same-store sales of 0.9%.

The Wendy’s North America company-owned same-store sales were impacted by severe winter weather in the first quarter of 2011. In addition, Wendy’s Canada company-owned same-store sales decreased $1.9 million primarily due to the effect of higher sales taxes in two Canadian provinces beginning in the 2010 third quarter. The negative factors impacting Wendy’s sales were partially offset by a $2.9 million benefit from foreign currency translation. Wendy’s new stores opened or acquired subsequent to the first quarter of 2010 resulted in incremental sales of $5.6 million in the 2011 first quarter, which were partially offset by a reduction in sales of $2.5 million from locations sold or closed after the 2010 first quarter.

Arby’s North America company-owned same-store sales increase of 6.8% in the first quarter of 2011 was primarily due to (1) a successful limited time only fish offering, (2) the introduction of the Angus roast beef premium product, (3) Arby’s new brand positioning, and (4) the introduction of a new item in Arby’s everyday value menu. Arby’s locations sold or closed during or subsequent to the first quarter of 2010 resulted in a reduction in sales of $3.7 million for the first quarter of 2011, which was partially offset by incremental sales of $0.5 million in the 2011 first quarter from stores acquired from a franchisee after the 2010 first quarter.

Franchise Revenues
Change
Wendy’s	$1.2
Arby’s	0.9
$2.1

Both Wendy’s and Arby’s North America franchised restaurant same-store sales for the first quarter of 2011 were impacted by the same factors described above for company-owned restaurants; however, Wendy’s franchised restaurants continued to have higher same-store sales year over year than Wendy’s company-owned restaurants, which we believe is due to differences in pricing.

Cost of Sales
Change
Wendy’s	2.0%
Arby’s	0.2%
Consolidated	1.5%

Wendy’s North America company-owned restaurant cost of sales increased as a percent of sales in the 2011 first quarter as compared to the 2010 first quarter from 84.6% to 86.6% due to increases in (1) food and paper costs of 0.9% points, (2) occupancy, advertising and other operating expenses of 0.6% points, and (3) restaurant labor of 0.5% points. Wendy’s food and paper costs were primarily impacted by a 0.8% point increase in commodity costs. The increase in occupancy, advertising, and other operating expenses was primarily due to a 1.1% point increase in advertising expenses associated with the expansion of Wendy’s new breakfast program in additional markets partially offset by a 0.4% point decrease in employee health insurance costs. Restaurant labor costs were negatively affected by an increase of 0.3% points due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs.

 Arby’s North America company-owned restaurant cost of sales increased as a percent of sales in the 2011 first quarter as compared to the 2010 first quarter from 89.2% to 89.4% primarily attributable to higher food and paper costs of 3.4% points partially offset by declines in restaurant labor costs of 1.0% points and in occupancy, advertising, and other operating expenses of 2.2% points. The increase in food and paper costs as a percentage of sales was primarily due to a 1.9% point increase in food costs for a premium product introduction in the 2011 first quarter and a 1.6% point increase in commodity costs.

These increases were partially offset by the benefit of the increase in Arby’s same-store sales on fixed and semi-variable restaurant labor costs and occupancy, advertising and other operating expenses of 1.4% points and 1.1% points, respectively. Occupancy, advertising and other operating expenses as a percentage of sales was also favorably impacted by a decrease in advertising expenditures as a result of more efficient media purchases.

General and Administrative
	Change
	Wendy’s/Arby’s Restaurants	Corporate	Wendy’s/Arby’s
SSG co-op funding	$(7.2)	$—	$(7.2)
Wendy’s integration	(2.9)	—	(2.9)
Arby’s strategic alternatives cost	1.3	1.1	2.4
Professional fees	1.0	0.5	1.5
Other, net	(0.7)	—	(0.7)
	$(8.5)	$1.6	$(6.9)

The decrease in general and administrative expenses in 2011 was primarily related to (1) the non-recurrence in 2011 of expenses related to the formation of SSG incurred in the first quarter of 2010 combined with the reversal of the accrual for the remaining estimated SSG funding commitment during the first quarter of 2011 and (2) the completion of the Wendy’s integration efforts in early 2010. These decreases were partially offset by (1) amounts accrued in the 2011 first quarter for retention bonuses, legal and advisory fees and other costs related to the review of strategic alternatives for the Arby’s brand and (2) an increase in professional fees associated primarily with information technology projects.

Depreciation and Amortization
Change
Wendy’s restaurants, primarily properties	$(1.5)
Arby’s restaurants, primarily properties	(1.1)
Shared services center assets	(0.7)
Total Wendy’s/Arby’s Restaurants	(3.3)
Corporate	0.1
Total Wendy’s/Arby’s	$(3.2)

The decrease in depreciation and amortization was primarily related to a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets.

Impairment of Long-Lived Assets
Change
Wendy’s restaurants, primarily properties at underperforming locations	$7.9
Arby’s restaurants, primarily properties at underperforming locations	(9.9)
$(2.0)

As a result of indications that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the 2011 first quarter and recorded impairment charges primarily from certain underperforming Wendy’s restaurants. A similar test was not required for Arby’s long-lived assets during the 2011 first quarter. Arby’s impairment charges in the 2011 first quarter primarily reflect additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover.

Interest Expense
Change
Wendy’s debt	$(3.8)
Wendy’s/Arby’s Restaurants term loan	1.9
Other	0.1
Total Wendy’s/Arby’s Restaurants	(1.8)
Other	(0.2)
Total Wendy’s/Arby’s	$(2.0)

The decrease in interest expense in the 2011 first quarter was primarily due to the redemption of the Wendy’s 6.25% senior notes in the 2010 second quarter. This decrease in interest expense was partially offset by higher principal amounts outstanding during the 2011 first quarter under the Wendy’s/Arby’s Restaurants term loan than were outstanding during the 2010 first quarter under the prior Arby’s credit agreement as partially offset by the lower effective interest rate of the Wendy’s/Arby’s Restaurants term loan as compared to the prior Arby’s credit agreement.

Benefit from Income Taxes
	Change
	Wendy’s/Arby’s Restaurants	Wendy’s/Arby’s
Federal and state benefit on variance in income (loss) before income taxes	$(2.9)	$(1.7)
Valuation allowance reduction	(2.5)	(2.5)
Other	1.1	1.1
	$(4.3)	$(3.1)

Our income taxes were impacted by variations in income (loss) from operations and a reduction in valuation allowances related to state tax matters.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

(Wendy’s/Arby’s)

Cash provided by operating activities increased $18.2 million in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the following:

•
a $17.2 million increase in cash provided by accounts payable resulting from first quarter 2011 cash inflows of $4.2 million compared to $13.0 million in cash outflows which reduced accounts payable in the same period last year. This change was primarily due to the net impact of the following: (1) an increase in amounts payable for marketing costs in the first quarter of 2011 versus the first quarter of 2010 primarily related to the timing of receipt and payment of vendor invoices, (2) an increase in food purchases at both Wendy’s and Arby’s in the first quarter of 2011 primarily due to an increase in commodity costs combined with an increase in Arby’s sales in the first quarter of 2011 as compared to the first quarter of 2010, and (3) a decrease in amounts payable for Wendy’s kids’ meal promotion items as the management of the operations for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011;

•
a $9.2 million reduction in payments for accrued expenses and other current liabilities. This decrease was primarily due to decreases in (1) payments to QSCC which were accrued for in 2009 and (2) amounts paid under incentive compensation plans, partially offset by:

•
a $5.1 million increase in payments for other current assets including a $3.4 million increase in prepaid expenses and other current assets and a $1.7 million increase in inventories. These increases in cash outflows were primarily due to (1) the timing of certain prepaid expenses in the first quarter of 2011 as compared to the first quarter of 2010, (2) an increase in prepaid maintenance contracts and property taxes in the first quarter of 2011 as compared to the same period of 2010, and (3) a decrease in Arby’s food inventory in the first quarter of 2010 without a similar reduction in the first quarter of 2011.

(Wendy’s/Arby’s Restaurants)

Cash provided by operating activities increased $5.5 million in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the following:

•
a $15.6 million increase in cash provided by accounts payable resulting from first quarter 2011 cash inflows of $3.6 million compared to $12.0 million in cash outflows which reduced accounts payable in the same period last year. This change was primarily due to the net impact of the following: (1) an increase in amounts payable for marketing costs in the first quarter of 2011 versus the first quarter of 2010 primarily related to the timing of receipt and payment of vendor invoices, (2) an increase in food purchases at both Wendy’s and Arby’s in the first quarter of 2011 primarily due to an increase in commodity costs combined with an increase in Arby’s sales in the first quarter of 2011 as compared to the first quarter of 2010, and (3) a decrease in amounts payable for Wendy’s kids’ meal promotion items as the management of the operations for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011;

•
a $6.0 million reduction in payments for accrued expenses and other current liabilities. This decrease was primarily due to decreases in (1) payments to QSCC which were accrued for in 2009 and (2) amounts paid under incentive compensation plans, partially offset by:

•
$13.1 million in cash outflows related to tax payments made under a tax sharing agreement with Wendy’s/Arby’s net of amounts accrued under this tax sharing agreement. No similar payments or accruals were made under this tax sharing agreement in the first quarter of 2010;

•
a $4.9 million increase in payments for other current assets including a $3.2 million increase in prepaid expenses and other current assets and a $1.7 million increase in inventories. These increases in cash outflows were primarily due to (1) the timing of certain prepaid expenses in the first quarter of 2011 as compared to the first quarter of 2010, (2) an increase in prepaid maintenance contracts and property taxes in the first quarter of 2011 as compared to the same period of 2010, and (3) a decrease in Arby’s food inventory in the first quarter of 2010 without a similar reduction in the first quarter of 2011.

The Companies expect continued positive cash flows from operating activities during the remainder of 2011.

Additionally, for the three months ended April 3, 2011, the Companies had the following significant sources and uses of cash other than from operating activities:

•	Repayments of long-term debt of $29.8 million, including an excess cash flow prepayment of $24.9 million as defined in the Wendy’s/Arby’s Restaurants term loan;

•
Cash capital expenditures totaling $28.6 million, which included $6.9 million for the remodeling of restaurants, $3.6 million for the construction of new restaurants, and $18.1 million for various capital projects; and

(Wendy’s/Arby’s)

•	Dividend payments of $8.4 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $13.4 million and $18.3 million for Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, respectively.

Sources and Uses of Cash for the Remainder of 2011

Our anticipated consolidated cash requirements for the remainder of 2011, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $145 million, which would result in total cash capital expenditures for the year of approximately $174 million;

•	Scheduled debt principal repayments aggregating $8.4 million;

•	Any potential business acquisitions or dispositions;

•	The costs of any potential financing activities;

(Wendy’s/Arby’s)

•	Quarterly cash dividends aggregating up to approximately $25.1 million as discussed below in “Dividends”;

•	Potential repurchases of common stock of up to approximately $250 million under the currently authorized stock buyback program; and

(Wendy’s/Arby’s Restaurants)

•	Potential intercompany dividends and fees.

Based upon current levels of operations, the Companies expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

(Wendy’s/Arby’s)

On March 15, 2011, Wendy’s/Arby’s paid quarterly cash dividends of $0.02 per share on its common stock, aggregating $8.4 million. On May 5, 2011, Wendy’s/Arby’s declared dividends of $0.02 per share to be paid on June 15, 2011 to shareholders of record as of June 1, 2011. If Wendy’s/Arby’s pays regular quarterly cash dividends for the remainder of 2011 at the same rate declared in our 2011 first quarter, Wendy’s/Arby’s total cash requirement for dividends for the remainder of 2011 would be approximately $25.1 million based on the number of shares of its common stock outstanding at May 2, 2011. Wendy’s/Arby’s currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

(Wendy’s/Arby’s Restaurants)

As of April 3, 2011, under the terms of the Wendy’s/Arby’s Restaurants’ credit agreement, there was $32.9 million available for the payment of dividends directly to Wendy’s/Arby’s.

Stock Repurchases

(Wendy’s/Arby’s)

As of January 2, 2011, we had approximately $250 million authorized for repurchases of our common stock through January 1, 2012, when and if market conditions warrant and to the extent legally permissible. No shares were repurchased during the three months ended April 3, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes from the information contained in the Companies’ Annual Report on Form 10-K as of April 3, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, under the supervision and with the participation of their Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 3, 2011. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of April 3, 2011, the disclosure controls and procedures of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by each company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by each company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, the management of Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants, including their Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, with a significant number of Arby’s franchisees having experienced a prolonged period of declining sales and profitability, the timely payment of such franchisees' obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (see especially “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of April 3, 2011, Wendy’s/Arby’s and Wendy’s/Arby’s Restaurants had reserves for all of their legal and environmental matters aggregating $3.9 million. Although the outcome of these matters cannot be predicted with certainty and we cannot estimate the aggregate possible range of loss, based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first fiscal quarter of 2011:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 3, 2011 through February 6, 2011	—	—	—	$249,517,373
February 7, 2011 through March 6, 2011	—	—	—	$249,517,373
March 7, 2011 through April 3, 2011	—	—	—	$249,517,373
Total	—	—	—	$249,517,373

(1) On November 11, 2010, our Board of Directors authorized the extension of the current stock repurchase program through January 1, 2012 and authorized the repurchase of up to an additional $170.0 million of our Common Stock, bringing the total amount currently authorized to approximately $250.0 million.  The stock repurchase program will allow the Company to make repurchases as market conditions warrant and to the extent legally permissible.

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

10.1	Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.2
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners.*

10.3
Acknowledgement letter dated as of March 31, 2011 from Wendy's/Arby's Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners.*

10.4	Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc.*
10.5	Letter Agreement dated as of March 22, 2011, between Nils H. Okeson and Wendy’s/Arby’s Group, Inc.*
31.1	Certification of the Chief Executive Officer of Wendy’s/Arby’s pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Wendy’s/Arby’s pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s/Arby’s Restaurants pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s/Arby’s Restaurants pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S GROUP, INC. (Registrant)
Date: May 10, 2011	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 10, 2011	By: /s/Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WENDY’S/ARBY’S RESTAURANTS, LLC (Registrant)
Date: May 10, 2011	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 10, 2011	By: /s/Steven B. Graham
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

10.1	Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.2
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners.*

10.3
Acknowledgement letter dated as of March 31, 2011 from Wendy's/Arby's Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners.*

10.4	Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc.*
10.5	Letter Agreement dated as of March 22, 2011, between Nils H. Okeson and Wendy’s/Arby’s Group, Inc.*
31.1	Certification of the Chief Executive Officer of Wendy’s/Arby’s pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Wendy’s/Arby’s pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s/Arby’s Restaurants pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s/Arby’s Restaurants pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_______________________

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”