Form 10-Q
period 2011-07-03
Wendy's Co; Wendy's Restaurants, LLC
filed 2011-08-11
CIK 30697, 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207
THE WENDY’S COMPANY
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
WENDY’S RESTAURANTS, LLC
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

The Wendy’s Company	Yes [x] No [ ]
Wendy’s Restaurants, LLC	Yes [ ] No [x]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Wendy’s Company	Yes [x] No [ ]
Wendy’s Restaurants, LLC	Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
The Wendy’s Company
Large accelerated filer   [x]      Accelerated filer [ ]       Non-accelerated filer [ ]      Smaller reporting company [ ]

Wendy’s Restaurants, LLC
Large accelerated filer   [ ]      Accelerated filer [ ]       Non-accelerated filer [x]      Smaller reporting company [ ]

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

There were 396,140,434 shares of The Wendy’s Company common stock outstanding as of August 5, 2011.

Wendy’s Restaurants, LLC meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with reduced disclosure format.

* Wendy’s Restaurants, LLC has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by The Wendy’s Company (“The Wendy’s Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”), a direct 100% owned subsidiary holding company of The Wendy’s Company. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us,” and “our” refers to The Wendy’s Company together with its direct and indirect subsidiaries, including Wendy’s Restaurants. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Until July 5, 2011, The Wendy’s Company was known as Wendy’s/Arby’s Group, Inc. and Wendy’s Restaurants was known as Wendy’s/Arby’s Restaurants, LLC.

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

The principal subsidiaries of Wendy’s Restaurants for the periods covered in this Quarterly Report on Form 10-Q are Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s”) and their subsidiaries. On July 4, 2011, Wendy’s Restaurants sold 100% of the common stock of Arby’s for cash and an indirect 18.5% interest in Arby’s (see Note 2 - Discontinued Operations for additional information regarding the sale of Arby’s). As a result, substantially all of the continuing operating results of The Wendy’s Company are derived from the operating results of Wendy’s and its subsidiaries.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 3, 2011	January 2, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$492,448	$512,508
Accounts and notes receivable	70,962	84,258
Inventories	13,164	22,694
Prepaid expenses and other current assets	42,156	24,386
Deferred income tax benefit	62,998	34,389
Advertising funds restricted assets	74,472	76,553
Current assets of discontinued operations	66,325	—
Total current assets	822,525	754,788
Properties	1,141,675	1,551,261
Goodwill	872,366	883,644
Other intangible assets	1,318,242	1,358,574
Investments	110,785	107,223
Deferred costs and other assets	67,184	77,164
Noncurrent assets of discontinued operations	418,855	—
Total assets	$4,751,632	$4,732,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,180	$18,415
Accounts payable	70,964	81,361
Accrued expenses and other current liabilities	191,966	245,157
Advertising funds restricted liabilities	74,472	76,553
Current liabilities of discontinued operations	110,912	—
Total current liabilities	456,494	421,486
Long-term debt	1,346,640	1,553,987
Deferred income	18,810	11,460
Deferred income taxes	445,897	412,293
Other liabilities	110,658	170,254
Noncurrent liabilities of discontinued operations	245,711	—
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,776,948	2,771,126
Accumulated deficit	(419,390)	(412,464)
Common stock held in treasury, at cost	(292,067)	(249,547)
Accumulated other comprehensive income	14,889	7,017
Total stockholders’ equity	2,127,422	2,163,174
Total liabilities and stockholders’ equity	$4,751,632	$4,732,654

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)
Revenues:
Sales	$544,237	$532,411	$1,053,523	$1,045,158
Franchise revenues	78,222	75,023	151,401	146,990
	622,459	607,434	1,204,924	1,192,148
Costs and expenses:
Cost of sales	464,798	442,314	903,669	873,651
General and administrative	74,456	74,081	149,141	156,421
Retention program and other transaction related costs	5,039	—	6,923	—
Depreciation and amortization	29,842	31,381	60,156	63,813
Impairment of long-lived assets	365	482	8,262	482
Other operating expense, net	525	229	1,322	1,173
	575,025	548,487	1,129,473	1,095,540
Operating profit	47,434	58,947	75,451	96,608
Interest expense	(28,089)	(29,516)	(57,531)	(60,581)
Loss on early extinguishment of debt	—	(26,197)	—	(26,197)
Investment income, net	148	5,048	185	5,177
Other income, net	189	885	405	1,953
Income from continuing operations before income taxes	19,682	9,167	18,510	16,960
Provision for income taxes	(8,308)	(3,725)	(7,432)	(4,207)
Income from continuing operations	11,374	5,442	11,078	12,753
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	3,672	5,300	2,559	(5,411)
Loss on disposal of discontinued operations, net of income tax benefit	(3,780)	—	(3,780)	—
Net (loss) income from discontinued operations	(108)	5,300	(1,221)	(5,411)
Net income	$11,266	$10,742	$9,857	$7,342

Basic and diluted income (loss) per share:
Continuing operations	$.03	$.02	$.03	$.03
Discontinued operations	—	.01	(.01)	(.01)
Net income	$.03	$.03	$.02	$.02

Dividends per share:	$.02	$.015	$.04	$.03

See accompanying notes to condensed consolidated financial statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$9,857	$7,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,269	91,270
Net receipt of deferred vendor incentives	19,764	19,676
Impairment of long-lived assets	9,820	14,015
Share-based compensation provision	6,660	6,651
Distributions received from joint venture	6,501	5,793
Accretion of long-term debt	4,163	11,015
Non-cash rent expense	4,114	4,945
Deferred income tax provision (benefit), net	3,601	(4,053)
Write-off and amortization of deferred financing costs	3,509	8,846
Provision for doubtful accounts	1,568	3,576
Operating investment adjustments, net (see below)	(145)	(5,122)
Equity in earnings in joint ventures, net	(5,100)	(4,480)
Other, net	(1,498)	36
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,575)	(7,016)
Inventories	(750)	616
Prepaid expenses and other current assets	(12,147)	(7,462)
Accounts payable	14,604	(14,006)
Accrued expenses and other current liabilities	(8,616)	(29,352)
Net cash provided by operating activities	132,599	102,290
Cash flows from investing activities:
Capital expenditures	(55,966)	(52,730)
Business acquisitions	(6,613)	—
Investment activities, net (see below)	(828)	32,187
Proceeds from dispositions	2,565	4,111
Other, net	(208)	67
Net cash used in investing activities	(61,050)	(16,365)
Cash flows from financing activities:
Proceeds from long-term debt	—	497,661
Repayments of long-term debt	(34,768)	(466,362)
Proceeds from stock option exercises	3,340	1,030
Repurchases of common stock	(37,400)	(173,537)
Dividends paid	(16,750)	(12,989)
Deferred financing costs	(36)	(14,375)
Other, net	(119)	(430)
Net cash used in financing activities	(85,733)	(169,002)
Net cash used in operations before effect of exchange rate changes on cash	(14,184)	(83,077)
Effect of exchange rate changes on cash	1,200	(262)
Net decrease in cash and cash equivalents	(12,984)	(83,339)
Cash and cash equivalents at beginning of period	512,508	591,719
Cash and cash equivalents at end of period	$499,524	$508,380

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(Unaudited)
Detail of cash and cash equivalents at end of period:
Cash and cash equivalents of continuing operations	$492,448	$508,380
Cash and cash equivalents of discontinued operations	7,076	—
	$499,524	$508,380

Detail of cash flows related to investments:
Operating investment adjustments, net:
Income on collection of DFR Notes	$—	$(4,909)
Other net recognized gains	(145)	(213)
	$(145)	$(5,122)
Investment activities, net:
Proceeds from sales of investments	$355	$1,435
Proceeds from repayment of DFR Notes	—	30,752
Investment in international joint venture	(1,183)	—
	$(828)	$32,187
Supplemental cash flow information:
Cash paid during the period for:
Interest	$61,050	$67,665
Income taxes, net of refunds	$7,018	$10,845

Supplemental non-cash investing and financing activities:
Total capital expenditures	$57,055	$56,337
Cash capital expenditures	(55,966)	(52,730)
Non-cash capitalized lease and certain sales-leaseback obligations	$1,089	$3,607

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 3, 2011	January 2, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$222,753	$198,686
Accounts and notes receivable	70,052	83,352
Inventories	13,164	22,694
Prepaid expenses and other current assets	32,789	24,032
Deferred income tax benefit	43,276	45,067
Advertising funds restricted assets	74,472	76,553
Current assets of discontinued operations	66,325	—
Total current assets	522,831	450,384
Properties	1,141,567	1,541,853
Goodwill	877,643	888,921
Other intangible assets	1,318,242	1,358,574
Investments	106,195	102,406
Deferred costs and other assets	66,245	74,559
Noncurrent assets of discontinued operations	418,855	—
Total assets	$4,451,578	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$6,881	$17,047
Accounts payable	61,074	81,148
Accrued expenses and other current liabilities	194,277	244,300
Advertising funds restricted liabilities	74,472	76,553
Current liabilities of discontinued operations	110,912	—
Total current liabilities	447,616	419,048
Long-term debt	1,336,055	1,542,684
Due to parent	24,603	30,808
Deferred income	18,810	11,460
Deferred income taxes	476,029	478,472
Other liabilities	97,831	157,595
Noncurrent liabilities of discontinued operations	245,711	—
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—
Other capital	2,429,621	2,423,459
Accumulated deficit	(485,586)	(499,500)
Advances to parent	(155,000)	(155,000)
Accumulated other comprehensive income	15,888	7,671
Total invested equity	1,804,923	1,776,630
Total liabilities and invested equity	$4,451,578	$4,416,697

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)
Revenues:
Sales	$544,237	$532,411	$1,053,523	$1,045,158
Franchise revenues	78,222	75,023	151,401	146,990
	622,459	607,434	1,204,924	1,192,148
Costs and expenses:
Cost of sales	464,798	442,314	903,669	873,651
General and administrative	72,702	72,228	144,641	152,846
Retention program and other transaction related costs	4,692	—	5,971	—
Depreciation and amortization	29,783	30,915	59,632	62,881
Impairment of long-lived assets	365	482	8,262	482
Other operating expense, net	478	123	1,220	1,334
	572,818	546,062	1,123,395	1,091,194
Operating profit	49,641	61,372	81,529	100,954
Interest expense	(27,868)	(29,171)	(57,083)	(59,897)
Loss on early extinguishment of debt	—	(26,197)	—	(26,197)
Other income, net	189	482	402	765
Income from continuing operations before income taxes	21,962	6,486	24,848	15,625
Provision for income taxes	(8,965)	(2,411)	(9,713)	(3,399)
Income from continuing operations	12,997	4,075	15,135	12,226
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	3,672	5,300	2,559	(5,411)
Loss on disposal of discontinued operations, net of income tax benefit	(3,780)	—	(3,780)	—
Net (loss) income from discontinued operations	(108)	5,300	(1,221)	(5,411)
Net income	$12,889	$9,375	$13,914	$6,815

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$13,914	$6,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,745	90,338
Net receipt of deferred vendor incentives	19,764	19,676
Impairment of long-lived assets	9,820	14,015
Tax sharing payable to parent, net	6,715	980
Distributions received from joint venture	6,501	5,793
Share-based compensation provision	6,162	6,227
Accretion of long-term debt	4,163	11,015
Non-cash rent expense	4,114	4,945
Write-off and amortization of deferred financing costs	3,503	8,836
Provision for doubtful accounts	1,568	3,576
Deferred income tax benefit, net	(118)	(3,433)
Other operating transactions with parent	(1,097)	(1,505)
Equity in earnings in joint ventures, net	(5,100)	(4,480)
Tax sharing payment to parent	(13,078)	—
Other, net	(1,352)	71
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,609)	(6,767)
Inventories	(750)	616
Prepaid expenses and other current assets	(12,226)	(7,801)
Accounts payable	14,148	(12,936)
Accrued expenses and other current liabilities	(7,405)	(27,537)
Net cash provided by operating activities	125,382	108,444
Cash flows from investing activities:
Capital expenditures	(55,966)	(52,730)
Business acquisitions	(6,613)	—
Investment in international joint venture	(1,183)	—
Proceeds from dispositions	2,565	4,111
Other, net	(225)	876
Net cash used in investing activities	(61,422)	(47,743)
Cash flows from financing activities:
Proceeds from long-term debt	—	497,661
Repayments of long-term debt	(33,981)	(458,576)
Dividends paid to parent	—	(443,700)
Deferred financing costs	(36)	(14,375)
Net cash used in financing activities	(34,017)	(418,990)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	29,943	(358,289)
Effect of exchange rate changes on cash	1,200	(262)
Net increase (decrease) in cash and cash equivalents	31,143	(358,551)
Cash and cash equivalents at beginning of period	198,686	538,864
Cash and cash equivalents at end of period	$229,829	$180,313

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(Unaudited)
Detail of cash and cash equivalents at end of period:
Cash and cash equivalents of continuing operations	$222,753	$180,313
Cash and cash equivalents of discontinued operations	7,076	—
	$229,829	$180,313

Supplemental cash flow information:
Cash paid during the period for:
Interest	$60,579	$66,842
Income taxes, net of refunds	$5,280	$6,824

Supplemental non-cash investing and financing activities:
Total capital expenditures	$57,055	$56,337
Cash capital expenditures	(55,966)	(52,730)
Non-cash capitalized lease and certain sales-leaseback obligations	$1,089	$3,607

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

On July 5, 2011, and as a result of the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) as discussed in Note 2, Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s/Arby’s Restaurants, LLC, a 100% owned subsidiary of The Wendy’s Company, changed its name to Wendy’s Restaurants, LLC (“Wendy’s Restaurants”).

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company and Wendy’s Restaurants have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of July 3, 2011 and the results of our operations for the three months and six months ended July 3, 2011 and July 4, 2010 and our cash flows for the six months ended July 3, 2011 and July 4, 2010. The results of operations for the three months and six months ended July 3, 2011 are not necessarily indicative of the results to be expected for the full 2011 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and Wendy’s Restaurants, and combined notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “Form 10-K”).

Following the sale of Arby’s, The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business in one segment: the operation and franchising of Wendy’s® restaurants through a wholly owned subsidiary Wendy’s International, Inc. (“Wendy’s”), including its wholesale bakery operations. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three month and six month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s, its wholly owned subsidiary, to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130,000 in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants will indirectly retain an 18.5% interest in Arby’s and the preliminary fair value of which is estimated to be $19,000). Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190,000 of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations. The sale occurred pursuant to the terms of a Purchase and Sale Agreement by and among Wendy’s Restaurants, Buyer Parent and Buyer dated as of June 13, 2011. In accordance with the Purchase and Sale Agreement, The Wendy’s Company expects to make an election under §338(h)(10) of the Internal Revenue Code, which will have the effect of treating the transaction as a sale of assets and is expected to result in an approximate $240,000 ordinary loss for income tax purposes. If this election were not to be made, the sale of Arby’s common stock would result in a capital loss for income tax purposes.
Wendy’s Restaurants also entered into a Stockholders Agreement with Buyer Parent and ARG Investment Corporation, an entity affiliated with Buyer Parent, which sets forth certain agreements among the parties thereto concerning, among other things, the governance of Buyer Parent and transfer rights, information rights and registration rights with respect to the equity securities of Buyer Parent. In addition, Wendy’s Restaurants entered into a Transition Services Agreement with Buyer, pursuant to which it will provide and be reimbursed for continuing corporate and shared services to Buyer for a limited period of time; such services are currently anticipated to be completed by the end of 2011.
As a result of our sale of Arby’s on July 4, 2011, information related to Arby’s has been reflected in the accompanying condensed consolidated financial statements as follows:

•
Balance sheets - Arby’s assets and liabilities have been aggregated and classified as assets and liabilities of discontinued operations in our July 3, 2011 balance sheet. Arby’s assets and liabilities have not been so reclassified on our January 2, 2011 balance sheet;

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

•
Statements of income (loss) - Arby’s income (loss) from operations for all periods presented has been reclassified to discontinued operations (see further discussion below). Discontinued operations also includes our estimated loss on Arby’s disposal; and

•	Statements of cash flows - Arby’s cash flows for all periods presented have been included in, and not separately reported from, all our cash flows.
The Companies do not expect to have continuing operational involvement in Arby’s after the sale and future Arby’s results of operations and cash flows will be eliminated from the Companies’ financial statements. As a result, we classified Arby’s results of operations as discontinued operations for all periods presented. The condensed consolidated statements of income for the three months and six months ended July 3, 2011 and July 4, 2010 include certain indirect corporate overhead costs in “General and administrative,” which for segment reporting purposes had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that has been assumed by Buyer is included in discontinued operations; interest expense on Wendy’s Restaurants’ credit agreement, which is not required to be repaid as a result of the sale, continues to be included in “Interest expense” in continuing operations.

The following table details Arby’s revenues and (loss) income from operations which have been reported in discontinued operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues	$281,094	$269,587	$546,453	$522,320

(Loss) income from discontinued operations, net of income taxes:
Income (loss) from discontinued operations before income taxes	$6,472	$9,386	$4,279	$(6,943)
(Provision for) benefit from income taxes	(2,800)	(4,086)	(1,720)	1,532
	3,672	5,300	2,559	(5,411)
Loss on disposal, net of income tax benefit	(3,780)	—	(3,780)	—
(Loss) income from discontinued operations	$(108)	$5,300	$(1,221)	$(5,411)

The Companies have recorded an estimated pre-tax loss on disposal of Arby’s of $6,000 in the second quarter of 2011 based upon the preliminary valuation of our indirect retained interest and our current estimates of the transaction closing costs ($11,300) and post closing purchase price adjustments primarily related to working capital ($15,000). Such valuation and estimates are subject to change. The Companies have recognized a $2,220 tax benefit on the estimated pre-tax loss on disposal of Arby’s in the second quarter of 2011. In the third quarter of 2011, due to a permanent difference between the book and tax basis of Arby’s assets related to goodwill, the Companies will record a tax expense of approximately $5,500 in connection with completing the Arby’s sale.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The assets and liabilities of Arby’s are classified as assets and liabilities of discontinued operations as of July 3, 2011 as follows:

Cash and cash equivalents	$7,076
Accounts and notes receivable	22,760
Inventories	10,373
Prepaid expenses and other current assets	15,328
Advertising fund restricted assets	10,788
Current assets of discontinued operations	$66,325

Properties	$366,825
Other intangible assets	26,782
Goodwill	17,617
Deferred costs and other assets	7,631
Noncurrent assets of discontinued operations	$418,855

Current portion of long-term debt	$9,687
Accounts payable	21,969
Accrued expenses and other current liabilities	68,468
Advertising fund restricted liabilities	10,788
Current liabilities of discontinued operations	$110,912

Long-term debt	$180,243
Deferred income	10,968
Other liabilities	54,500
Noncurrent liabilities of discontinued operations	$245,711

The following table sets forth the effect of the sale of Arby’s on certain information of Wendy’s Restaurants as of January 2, 2011 as disclosed in the combined notes to our consolidated financial statements included in the Form 10-K:

	Applicable to
	Discontinued Operations	Continuing Operations
Total future operating lease commitments:
Rental payments	$729,940	$958,872
Rental receipts	33,016	52,516
Future rental receipts on owned properties	24,985	53,907
Pledged assets	325,774	2,557,456
Future purchase and capital commitments:
Beverage agreements	52,301	175,249
Capital expenditures	5,316	12,879

In addition and as a result of the sale, Arby’s guarantees and other commitments as of January 2, 2011 that are separately disclosed in the combined notes to our consolidated financial statements included in the Form 10-K are no longer obligations of the Companies.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions and Other Dispositions

During the first half of 2011, Wendy’s acquired the operating assets, net of liabilities assumed, of nine Wendy’s franchised restaurants in three separate acquisitions. The total consideration for these acquisitions before post closing adjustments was $7,673 consisting of (1) $6,613 of cash, net of $55 of cash acquired, and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily property, and liabilities assumed based on their estimated fair values with the excess of $3,689 recognized as goodwill.

Other restaurant acquisitions and dispositions during the periods presented were not significant.

(4) DFR Notes

(The Wendy’s Company)

On June 9, 2010, pursuant to a March 2010 agreement between the Company and Deerfield Capital Corp. (“DFR”), we received cash proceeds of $31,330, including interest, in consideration for the repayment and cancellation of the series A senior notes (the “DFR Notes”) we received in December 2007 in connection with the sale of Deerfield & Company (the “Deerfield Sale”) to DFR. Additional information on the DFR Notes and the Deerfield Sale is discussed in the Form 10-K. The proceeds represented 64.1% of the $47,986 aggregate principal amount of the DFR Notes.

During the fourth quarter of 2008, we recognized an allowance for collectability of $21,227 to reduce the then carrying amount of the notes to $24,983. As a result, we recognized income of $4,909 during the three months and six months ended July 4, 2010, as the repayment proceeds exceeded the carrying value of the DFR Notes. This gain is included in “Investment income, net.”

(5) Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.”

Presented below is an unaudited summary of activity related to our portion of TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of income:

	Six Months Ended
	July 3, 2011	July 4, 2010
Balance at beginning of period (a)	$98,631	$97,476

Equity in earnings for the period	6,588	5,913
Amortization of purchase price adjustments	(1,371)	(1,433)
	5,217	4,480

Distributions received	(6,501)	(5,793)
Currency translation adjustment included in “Comprehensive income”	3,990	(592)
Balance at end of period (a)	$101,337	$95,571
_____________________
(a) Included in “Investments.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is a summary of unaudited financial information of TimWen as of and for the six months ended July 3, 2011 and July 4, 2010, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	July 3, 2011		July 4, 2010
Balance sheet information:
Properties	C$	76,837	C$	80,988
Cash and cash equivalents	2,503		1,244
Accounts receivable	5,103		4,258
Other	2,755		3,621
	C$	87,198	C$	90,111

Accounts payable and accrued liabilities	C$	951	C$	1,218
Other liabilities	9,100		8,926
Partners’ equity	77,147		79,967
	C$	87,198	C$	90,111

	Six Months Ended
	July 3, 2011		July 4, 2010
Income statement information:
Revenues	C$	18,985	C$	18,619
Income before income taxes and net income	13,219		12,014

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Fair Value of Financial Instruments

Below are the carrying amounts and estimated fair values of the Companies’ financial instruments for which the disclosure of fair values is required.

	July 3, 2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Financial assets
Carrying Amount:
Cash and cash equivalents	$222,753	$269,695	$492,448
Restricted cash equivalents:
Current - included in “Prepaid expenses and other current assets”	769	—	769
Non-current - included in “Deferred costs and other assets”	3,482	686	4,168
Non-current cost investments	3,792	4,590	8,382
Interest rate swaps	10,493	—	10,493

Fair Value:
Cash and cash equivalents (a)	$222,753	$269,695	$492,448
Restricted cash equivalents (a):
Current	769	—	769
Non-current	3,482	686	4,168
Non-current cost investments (b)	5,596	14,002	19,598
Interest rate swaps (c)	10,493	—	10,493

	July 3, 2011
	Carrying Amount	Fair Value
Financial liabilities
Long-term debt, including current portion:
10% senior notes (d)	$554,058	$626,020
Wendy’s Restaurants term loan (d)	468,265	471,662
6.20% senior notes (d)	221,070	233,550
Sale-leaseback obligations (e)	1,488	1,518
Capitalized lease obligations (e)	15,224	15,608
7% debentures (d)	81,771	93,000
Other	1,060	1,073
Total Wendy’s Restaurants long-term debt, including current portion	1,342,936	1,442,431
6.54% aircraft term loan (e)	11,884	11,937
Total The Wendy’s Company long-term debt, including current portion	$1,354,820	$1,454,368

Guarantees of:
Franchisee loans obligations (f)	$362	$362

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
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

The following table presents the Companies’ financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of July 3, 2011 by the valuation hierarchy as defined in the fair value guidance:

		Fair Value Measurements
	July 3, 2011	Level 1	Level 2	Level 3
Interest rate swaps (included in “Deferred costs and other assets”)	$10,493	$—	$10,493	$—

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the fair values for those assets and liabilities of continuing operations measured at fair value during the six months ended July 3, 2011 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the six months ended July 3, 2011. The carrying value of properties presented in the table below substantially represents the remaining carrying value of land for Wendy’s properties that were impaired. See Note 7 for more information on the impairment of our long-lived assets.

					Six Months Ended July 3, 2011 Total Losses
		Fair Value Measurements
	July 3, 2011	Level 1	Level 2	Level 3
Properties	$575	$—	$—	$575	$6,449
Other intangible assets	—	—	—	—	1,813
	$575	$—	$—	$575	$8,262

Derivative instruments

The Companies’ derivative instruments in the second quarter of 2011 included interest rate swaps with notional amounts totaling $225,000 that were all designated as fair value hedges on Wendy’s 6.20% senior notes. At July 3, 2011 and January 2, 2011, the fair value of these interest rate swaps of $10,493 and $9,623, respectively, has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes.

Interest income on interest rate swaps was $1,435 and $2,848 for the three months and six months ended July 3, 2011, respectively and $3,264 and $5,076 for the three months and six months ended July 4, 2010, respectively. In connection with the redemption of the Wendy’s 6.25% senior notes during the second quarter of 2010, we recognized a gain of $1,875 on the cancellation of four interest rate swaps with notional amounts totaling $175,000, which is included in the amounts above for the three months and six months ended July 4, 2010.

(7) Impairment of Long-Lived Assets

Wendy’s company-owned restaurant impairment losses included in the table below for the three months and six months ended July 3, 2011 predominantly reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants, and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

These impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”  The fair values of impaired assets in the table below were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs).

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Impairment of company-owned restaurants:
Properties	$365	$75	$6,449	$75
Intangible assets	—	407	1,813	407
	$365	$482	$8,262	$482

Arby’s company-owned restaurant impairment losses of $1,932 and $13,533 for the three months and six months ended July 4, 2010, respectively, predominantly reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants, and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. These impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in discontinued operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The fair values of impaired assets were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs). Arby’s impairment losses for the three months and six months ended July 3, 2011 were not significant. See Note 2 for more information on discontinued operations.

(8) Income Taxes

The Company’s effective tax rate for the three months ended July 3, 2011 and July 4, 2010 was 42.2% and 40.6%, respectively. Wendy’s Restaurants effective tax rate for the three months ended July 3, 2011 and July 4, 2010 was 40.8% and 37.2% , respectively. The Companies’ effective tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit and (2) tax credits.
The Company’s effective tax rate for the six months ended July 3, 2011 and July 4, 2010 was 40.2% and 24.8%, respectively. Wendy’s Restaurants effective tax rate for the six months ended July 3, 2011 and July 4, 2010 was 39.1% and 21.8%, respectively. The Companies’ effective tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, and (3) a reduction in our state valuation allowances in 2010.
There were no significant changes to unrecognized tax benefits or related interest and penalties for either the Company or Wendy’s Restaurants for the six month periods ended July 3, 2011 and July 4, 2010.
Amounts payable for Federal and certain state income taxes are settled by Wendy’s Restaurants to The Wendy’s Company under a tax sharing agreement. During the six months ended July 3, 2011 and July 4, 2010, Wendy’s Restaurants made tax sharing payments to Wendy’s of $13,078 and $0, respectively.

As described in Note 2, Wendy’s Restaurants completed the sale of Arby’s on July 4, 2011. In the third quarter of 2011, as a result of the closing of the sale of Arby’s which then affects our state income tax apportionment factors, the Companies expect to record a deferred income tax expense of approximately $5,800.

(9) Income Per Share

(The Wendy’s Company)

Basic income per share for the three months and six months ended July 3, 2011 and July 4, 2010 was computed by dividing net income by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted income per share was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Common Stock:
Weighted average basic shares outstanding	417,676	425,594	418,098	434,460
Dilutive effect of stock options and restricted shares	1,563	973	1,317	1,068
Weighted average diluted shares outstanding	419,239	426,567	419,415	435,528

Diluted income per share for the three months and six months ended July 3, 2011 and July 4, 2010 was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and of restricted shares, computed using the treasury stock method. For the three months and six months ended July 3, 2011, we excluded 15,250 and 18,295, respectively, of potential common shares from our diluted per share calculation as they would have had anti-dilutive effects. For the three months and six months ended July 4, 2010, we excluded 15,796 and 16,048, respectively, of potential common shares from our diluted per share calculation as they would have had anti-dilutive effects.

As of July 3, 2011, our potential common shares consisted of the following: (1) outstanding stock options which can be exercised into 31,420 shares of our Common Stock and (2) 4,107 restricted shares of our Common Stock.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Debt and Equity

Debt

The Wendy’s Restaurants senior secured term loan facility (the “Term Loan”), which is part of the credit agreement entered into in May 2010 and is further described in the Form 10-K, requires prepayments of principal amounts resulting from certain events and on an annual basis from Wendy’s Restaurants excess cash flow as defined under the Term Loan. An excess cash flow payment for fiscal 2010 of $24,874 was paid in the first quarter of 2011. As set forth in the Term Loan, Wendy’s Restaurants currently anticipates that it will not be required to utilize any portion of the proceeds from the sale of Arby’s described in Note 2 as a Term Loan prepayment.

In the second quarter of 2010 the Companies recognized a loss on early extinguishment of debt of $26,197 related to the repayment of debt from the proceeds of the Term Loan as discussed above. This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the Wendy’s Restaurants prior senior secured term loan.

Stockholders’ Equity

(The Wendy’s Company)

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	July 3, 2011	July 4, 2010
Balance, beginning of year	$2,163,174	$2,336,339
Comprehensive income (a)	17,729	5,816
Share-based compensation	6,660	6,651
Exercises of stock options	3,283	923
Dividends paid	(16,750)	(12,989)
Repurchases of common stock for treasury	(46,622)	(167,744)
Other	(52)	(512)
Balance, end of the period	$2,127,422	$2,168,484
_______________

(a)	The following is a summary of the components of comprehensive income, net of income taxes:

	Six Months Ended
	July 3, 2011	July 4, 2010
Net income	$9,857	$7,342
Net change in currency translation adjustment	7,918	(1,562)
Net unrealized losses on available-for-sale securities	—	(59)
Change in net unrecognized pension loss	(46)	95
Other comprehensive income (loss)	7,872	(1,526)
Comprehensive income	$17,729	$5,816

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Invested Equity

(Wendy’s Restaurants)

The following is a summary of the changes in invested equity:

	Six Months Ended
	July 3, 2011	July 4, 2010
Balance, beginning of year	$1,776,630	$2,197,907
Comprehensive income (a)	22,131	5,264
Share-based compensation	6,162	6,227
Dividends paid to The Wendy’s Company	—	(443,700)
Other	—	(76)
Balance, end of the period	$1,804,923	$1,765,622
_______________

(a)	The following is a summary of the components of comprehensive income, net of income taxes:

	Six Months Ended
	July 3, 2011	July 4, 2010
Net income	$13,914	$6,815
Net change in currency translation adjustment	7,918	(1,562)
Change in net unrecognized pension loss (b)	299	11
Other comprehensive income (loss)	8,217	(1,551)
Comprehensive income	$22,131	$5,264

(b)	Includes the reclassification of the change in net unrecognized pension loss related to Arby’s pension liability to a subsidiary of The Wendy’s Company.

(11) Guarantees and Other Commitments and Contingencies

Except as related to the sale of Arby’s as discussed in Note 2 and as described below, the Companies did not have any significant changes to their guarantees, other commitments and contingencies as disclosed in the combined notes to our consolidated financial statements included in the Form 10-K.

Equipment for Systemwide Core Menu Initiative

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s has initiated the following programs:

•
Wendy’s agreed with two lenders to partially subsidize interest rates for loans to qualified franchisees. Wendy’s will be required to pay the full interest subsidy amount in the fourth quarter of 2011. As of July 3, 2011, there is an accrued liability of $356 for the interest subsidy. Wendy’s has no other obligations related to these programs.

•
For franchisees that will otherwise not be able to take advantage of the subsidized interest programs described above, Wendy’s will provide up to an aggregate of $3,000 of loan guarantees under an additional lender program. Wendy’s will have full recourse to its franchisees for any payments Wendy’s may be required to make under this program. As of July 3, 2011, Wendy’s had no guarantees outstanding under this program.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Loan funding to franchisees under the programs described above must be completed by September 30, 2011. Wendy’s maximum liability under these programs, including the full interest subsidy and the aggregate guaranteed loans which is dependent on the final amounts borrowed by franchisees, is not expected to exceed $5,000.

Breakfast Test Expansion

In order to encourage franchisees to participate in expanded testing of the breakfast daypart, Wendy’s has established the following programs:

•
Wendy’s will continue to lease equipment to franchisees that are testing the breakfast program. At the time breakfast becomes a required program, the franchisees will be required to purchase the equipment from Wendy’s based on its then book value plus installation costs. The total amount of expenditures for equipment (including installation) leased to franchisees is expected to be no more than $7,000.

•
Additionally, Wendy’s will provide loans to certain franchisees for the purchase and installation of equipment required to implement the breakfast program. The loans are expected to not exceed $25 per restaurant, carry no interest charge and be repayable in full 24 months after the installation is completed. Wendy’s will fund a maximum of $20,000 of these loans for early adopters of the breakfast program.

As of July 3, 2011, no loans have been made under the above breakfast program. We have purchased equipment with a current net book value of approximately $1,900 that has been leased to franchisees. The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program. Based on franchisee participation in the breakfast program, Wendy’s estimates the royalties not to be received under this program will approximate $6,000 over the three year period.

•
Contributions otherwise due to Wendy’s National Advertising Program, Inc. (“Wendy’s National Advertising Program”) based on breakfast sales will not be payable to Wendy’s National Advertising Program but will be required to be reinvested in local advertising and promotions for the breakfast program until Wendy’s National Advertising Program begins to purchase national advertising for the breakfast programs.

North America Incentive Program

In order to promote new unit development, Wendy’s has established a franchisee assistance program for its North American franchisees that provides for reduced technical assistance fees and a sliding scale of royalties for the first two years of operation for qualifying locations opened between April 1, 2011 and December 31, 2013. While we are unable to project the number of locations to be opened under this program, we do not expect the effect on current or future franchise revenues to be material.

Canadian Lease Guarantee Program

Wendy’s Canadian subsidiary has established a lease guarantee program, which is to promote new unit development, for its Canadian franchisees for up to an aggregate of C$5,000 for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of July 3, 2011, the Canadian subsidiary had guaranteed C$249 under this program.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Transactions with Related Parties

The following is a summary of ongoing transactions between the Companies and their related parties which are included in continuing operations and includes any updates and amendments since those reported in the Form 10-K:

	Six Months Ended
	July 3, 2011	July 4, 2010
SSG agreement (a)	$(2,275)	$4,900
Subleases with related parties (b)	(82)	(64)
Advisory fees (c)	—	2,465

(The Wendy’s Company)
Advisory fees (c)	$500	$500
Sublease income (d)	(818)	(823)
Executive use of corporate aircraft (e)	(60)	(60)
Liquidation services agreement (f)	220	220
___________________

Transactions with Purchasing Cooperatives

(a)
As agreed by its board of directors in March 2011, effective April 2011 the activities of Strategic Sourcing Group Co-op, LLC (“SSG”) were transferred to the Wendy’s independent purchasing cooperative, Quality Supply Chain Co-op (“QSCC”), and Arby’s independent purchasing cooperative (“ARCOP”), which, following the sale of Arby’s, is no longer a related party. Wendy’s Restaurants had committed to pay approximately $5,145 of SSG expenses, of which $4,900 was expensed in the first quarter of 2010, and was to be paid over a 24 month period through March 2012. During the first quarter of 2011, the remaining accrued commitment of $2,275 was reversed and credited to “General and administrative.”

(b)
Wendy’s and QSCC entered into a sublease amendment, effective January 1, 2011, which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of $176 with five one-year renewal options.

The Companies received $23 and $8 of sublease income from SSG and $59 and $56 of sublease income from QSCC during the first six months of 2011 and 2010, respectively.

Transactions with the Management Company

(c)
The Companies paid approximately $2,465 in the second quarter of 2010 in fees for corporate finance advisory services in connection with the negotiation and execution of the Wendy’s Restaurants credit agreement.

In addition, The Wendy’s Company incurred service fees of $500 in the first six months of 2011 and 2010, which are included in “General and administrative.”

These fees were paid to a management company (the “Management Company”) which was formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman, in connection with a services agreement which expired on June 30, 2011.

(d)
The Wendy’s Company recognized income of $818 and $823 from the Management Company under subleases, which expire in May 2012, for office space on two of the floors of the Company’s former New York headquarters for the first six months of 2011 and 2010, respectively, which has been recorded as a reduction of “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(e)
On June 29, 2011, The Wendy’s Company and TASCO, LLC, an affiliate of the Management Company, entered into an agreement to extend an aircraft lease agreement for an additional one year period (expiring on June 30, 2012) for an increased monthly rent of $13. Under the extended lease agreement, TASCO, LLC continues to be responsible for operating costs related to the aircraft’s usage. The Wendy’s Company received lease income of $60 in the first half of 2011 and 2010, which is included as an offset to “General and administrative.”

We intend to dispose of the Company-owned aircraft leased under the lease agreement discussed above as soon as practicable. As of July 3, 2011, the aircraft has a carrying value that approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

(f)
The Wendy’s Company paid the Management Company a fee of $900 in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date for assistance in the sale, liquidation, or other disposition of certain of our investments. $220 was amortized and recorded in “General and administrative” in the first six months of 2011 and 2010.

(Wendy’s Restaurants)

The following is a summary of continuing transactions between Wendy’s Restaurants and The Wendy’s Company:

	Six Months Ended
	July 3, 2011	July 4, 2010
Dividends paid (g)	$—	$443,700
Other transactions:
Payments for Federal and state income tax (h)	13,078	—
Share-based compensation (i)	4,961	4,470
Expense under management service agreements (j)	2,521	2,509
_____________________

(g)	Wendy’s Restaurants paid cash dividends to The Wendy’s Company which were charged to “Invested equity.”

(h)	Wendy’s Restaurants made cash payments to The Wendy’s Company under a tax sharing agreement, as discussed in more detail in Note 8.

(i)
Wendy’s Restaurants incurs share based compensation costs for The Wendy’s Company Common Stock awards issued to certain employees under The Wendy’s Company various equity plans. Such compensation cost is allocated by The Wendy’s Company to Wendy’s Restaurants and is correspondingly recorded as capital contributions from The Wendy’s Company.

(j)
Wendy’s Restaurants incurred $2,521 and $2,509 for management services during the first six months of 2011 and 2010, respectively. Such fees are included in “General and administrative” and are settled through Wendy’s Restaurants’ intercompany account with The Wendy’s Company.

As a result of the sale of Arby’s, Arby’s and its affiliates are no longer considered related parties. Prior to the sale, the transactions between Arby’s and its non-consolidated affiliates were not material.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of July 3, 2011, Wendy’s Restaurants had reserves for continuing operations for all of its legal and environmental matters aggregating $3,164, which are included in the total $3,193 accrued for continuing operations by The Wendy’s Company for all legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(14) Retention Program and Other Transaction Related Costs

During the three months and six months ended July 3, 2011, Wendy’s Restaurants incurred “Retention program and other transaction related costs” of $4,692 and $5,971, which are included in the total $5,039 and $6,923, both respectively, incurred by The Wendy’s Company for an employee retention program resulting from our strategic alternatives announcement regarding Arby’s, the elimination of a senior executive position and certain other professional fees. During the third quarter of 2011, the Companies will incur additional costs of approximately $5,100 under the retention program which were contingent upon the closing of the sale of Arby’s. Additional retention payments aggregating $700 to two corporate executives will be incurred in the third quarter of 2011 and will be expensed over the related service periods of six and nine months.

In the third quarter of 2011, the Companies will incur $1,780 in bonus costs upon the closing of the sale of Arby’s and will recognize $1,073 in compensation costs for accelerated vesting of stock options and restricted stock ($683 of such bonus costs and $891 of such compensation costs will be included in discontinued operations). In addition, we anticipate we will incur (i) employee relocation costs of approximately $2,400 related to the relocation of our corporate offices during the second half of 2011 and (ii) compensation costs of $1,500 due to the relocation of a corporate executive anticipated to take place during the third quarter of 2011 which, in accordance with its terms, will be expensed over the three year period following this executive’s relocation.

(15) Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments which provide additional guidance about how fair value should be determined under existing standards and expands existing disclosure requirements for certain fair value measurements. The purpose of these amendments is to improve and converge International Financial Reporting Standards and GAAP. The guidance is effective commencing with our 2012 fiscal year. We do not expect adoption of this amendment to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an amendment that requires companies to present comprehensive income in either a single statement or two consecutive statements reporting net income and other comprehensive income. The purpose of this amendment is to increase the prominence of other comprehensive income in financial statements. The guidance is effective commencing with our 2012 fiscal year. The guidance affects only the presentation of comprehensive income and does not change the composition or calculation of comprehensive income.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(16) Guarantor/Non-Guarantor

(Wendy’s Restaurants)

Wendy’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under our 10% senior notes. Each of the guaranteeing subsidiaries, including Arby’s and its subsidiaries through the closing of the sale on July 4, 2011, is a direct or indirect 100% owned subsidiary of Wendy’s Restaurants and each has fully and unconditionally guaranteed the 10% senior notes on a joint and several basis. Information related to Arby’s has been reflected as discontinued operations in the accompanying condensed consolidating balance sheet as of July 3, 2011 and condensed consolidating statements of income for the three months and six months ended July 3, 2011 and July 4, 2010. Arby’s cash flows for all periods presented have been included in, and not separately reported from, all our cash flows.

The following are included in the presentation of our consolidating: (1) Condensed Consolidating Balance Sheets as of July 3, 2011 and January 2, 2011, (2) Condensed Consolidating Statements of Income for the three months and six months ended July 3, 2011 and July 4, 2010, and (3) Condensed Consolidating Statements of Cash Flows for the six months ended July 3, 2011 and July 4, 2010 to reflect:

(a)Wendy’s Restaurants (the “Parent”);
(b)the 10% senior notes guarantor subsidiaries as a group;
(c)the 10% senior notes non-guarantor subsidiaries as a group;
(d)elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e)Wendy’s Restaurants on a consolidated basis.

Substantially all of our domestic restricted subsidiaries are guarantors of the 10% senior notes. Certain of our subsidiaries, including our foreign subsidiaries and national advertising funds, do not guarantee the 10% senior notes.

As a result of the closing of the sale of Arby’s on July 4, 2011 as described in Note 2, Arby’s and its subsidiaries are no longer guarantors of the amounts outstanding under the 10% senior notes. Accordingly, condensed consolidating financial statements contained in our future periodic filings will be retroactively revised to reflect Arby’s and its subsidiaries as non-guarantors for all periods presented.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the equity method. The elimination entries are principally necessary to eliminate intercompany balances and transactions.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
July 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$36,255	$152,938	$33,560	$—	$222,753
Accounts and notes receivable	3,677	61,896	4,491	(12)	70,052
Inventories	—	11,963	1,201	—	13,164
Prepaid expenses and other current assets	4,720	26,479	1,590	—	32,789
Deferred income tax benefit	22,127	20,926	223	—	43,276
Advertising funds restricted assets	—	—	74,472	—	74,472
Current assets of discontinued operations	—	65,246	1,079	—	66,325
Total current assets	66,779	339,448	116,616	(12)	522,831
Properties	11,477	1,070,660	59,430	—	1,141,567
Goodwill	—	827,228	50,415	—	877,643
Other intangible assets	18,973	1,272,425	26,844	—	1,318,242
Investments	—	—	106,195	—	106,195
Deferred costs and other assets	29,222	36,754	269	—	66,245
Noncurrent assets of discontinued operations	—	396,214	22,641	—	418,855
Net investment in subsidiaries	2,624,049	260,047	—	(2,884,096)	—
Deferred income tax benefit	83,496	—	—	(83,496)	—
Due from affiliate	51,593	—	—	(51,593)	—
Total assets	$2,885,589	$4,202,776	$382,410	$(3,019,197)	$4,451,578

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,692	$909	$280	$—	$6,881
Accounts payable	4,884	49,786	6,404	—	61,074
Accrued expenses and other current liabilities	47,757	139,103	7,417	—	194,277
Advertising funds restricted liabilities	—	—	74,472	—	74,472
Current liabilities of discontinued operations	—	110,636	288	(12)	110,912
Total current liabilities	58,333	300,434	88,861	(12)	447,616
Long-term debt	1,017,614	314,572	3,869	—	1,336,055
Due to affiliates	—	75,012	1,184	(51,593)	24,603
Deferred income	—	18,378	432	—	18,810
Deferred income taxes	—	541,917	17,608	(83,496)	476,029
Other liabilities	4,719	83,993	9,119	—	97,831
Noncurrent liabilities of discontinued operations	—	244,421	1,290	—	245,711
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,429,621	3,253,732	199,014	(3,452,746)	2,429,621
(Accumulated deficit) retained earnings	(485,586)	(490,571)	45,145	445,426	(485,586)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	15,888	15,888	15,888	(31,776)	15,888
Total invested equity	1,804,923	2,624,049	260,047	(2,884,096)	1,804,923
Total liabilities and invested equity	$2,885,589	$4,202,776	$382,410	$(3,019,197)	$4,451,578

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,355	$88,936	$30,395	$—	$198,686
Accounts and notes receivable	320	79,404	3,628	—	83,352
Inventories	—	21,558	1,136	—	22,694
Prepaid expenses and other current assets	3,900	19,446	686	—	24,032
Deferred income tax benefit	17,634	27,218	215	—	45,067
Advertising funds restricted assets	—	—	76,553	—	76,553
Total current assets	101,209	236,562	112,613	—	450,384
Properties	13,748	1,466,769	61,336	—	1,541,853
Goodwill	—	841,156	47,765	—	888,921
Other intangible assets	21,453	1,310,092	27,029	—	1,358,574
Investments	—	—	102,406	—	102,406
Deferred costs and other assets	32,610	41,274	675	—	74,559
Net investment in subsidiaries	2,559,526	246,578	—	(2,806,104)	—
Deferred income tax benefit	86,423	—	97	(86,520)	—
Due from affiliate	59,618	—	17,893	(77,511)	—
Total assets	$2,874,587	$4,142,431	$369,814	$(2,970,135)	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,228	$11,587	$232	$—	$17,047
Accounts payable	4,624	70,901	5,623	—	81,148
Accrued expenses and other current liabilities	38,871	195,282	10,147	—	244,300
Advertising funds restricted liabilities	—	—	76,553	—	76,553
Total current liabilities	48,723	277,770	92,555	—	419,048
Long-term debt	1,043,623	495,505	3,556	—	1,542,684
Due to affiliates	—	108,319	—	(77,511)	30,808
Deferred income	—	10,888	572	—	11,460
Deferred income taxes	—	548,088	16,904	(86,520)	478,472
Other liabilities	5,611	142,335	9,649	—	157,595
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,423,459	3,244,488	199,014	(3,443,502)	2,423,459
(Accumulated deficit) retained earnings	(499,500)	(537,633)	39,594	498,039	(499,500)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	7,671	7,671	7,970	(15,641)	7,671
Total invested equity	1,776,630	2,559,526	246,578	(2,806,104)	1,776,630
Total liabilities and invested equity	$2,874,587	$4,142,431	$369,814	$(2,970,135)	$4,416,697

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended July 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$482,024	$62,213	$—	$544,237
Franchise revenues	—	73,265	4,957	—	78,222
	—	555,289	67,170	—	622,459

Costs and expenses:
Cost of sales	—	410,566	54,232	—	464,798
General and administrative	—	69,520	3,182	—	72,702
Retention program and other transaction related costs	2,946	1,746	—	—	4,692
Depreciation and amortization	2,439	24,769	2,575	—	29,783
Impairment of long-lived assets	—	347	18	—	365
Other operating expense (income), net	—	2,871	(2,393)	—	478
	5,385	509,819	57,614	—	572,818
Operating (loss) profit	(5,385)	45,470	9,556	—	49,641
Interest expense	(22,188)	(5,557)	(123)	—	(27,868)
Other income (expense), net	—	4,233	(4,044)	—	189
Equity in income of subsidiaries	33,676	4,356	—	(38,032)	—
Income from continuing operations before income taxes	6,103	48,502	5,389	(38,032)	21,962
Benefit from (provision for) income taxes	10,566	(18,045)	(1,486)	—	(8,965)
Income from continuing operations	16,669	30,457	3,903	(38,032)	12,997
Discontinued operations:
Income from discontinued operations, net of income taxes	—	3,219	453	—	3,672
Loss on disposal of discontinued operations, net of income tax benefit	(3,780)	—	—	—	(3,780)
Net (loss) income from discontinued operations	(3,780)	3,219	453	—	(108)
Net income	$12,889	$33,676	$4,356	$(38,032)	$12,889

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$473,766	$58,645	$—	$532,411
Franchise revenues	—	70,175	4,848	—	75,023
	—	543,941	63,493	—	607,434

Costs and expenses:
Cost of sales	—	392,089	50,225	—	442,314
General and administrative	—	70,020	2,208	—	72,228
Depreciation and amortization	3,054	25,467	2,394	—	30,915
Impairment of long-lived assets	—	482	—	—	482
Other operating expense (income), net	—	2,560	(2,437)	—	123
	3,054	490,618	52,390	—	546,062
Operating (loss) profit	(3,054)	53,323	11,103	—	61,372
Interest expense	(18,396)	(10,699)	(76)	—	(29,171)
Loss on early extinguishment of debt	—	(26,197)	—	—	(26,197)
Other income (expense), net	84	4,243	(3,845)	—	482
Equity in income of subsidiaries	20,115	5,669	—	(25,784)	—
(Loss) income from continuing operations before income taxes	(1,251)	26,339	7,182	(25,784)	6,486
Benefit from (provision for) income taxes	10,626	(11,022)	(2,015)	—	(2,411)
Income from continuing operations	9,375	15,317	5,167	(25,784)	4,075
Discontinued operations:
Income from discontinued operations, net of income taxes	—	4,798	502	—	5,300
Net income	$9,375	$20,115	$5,669	$(25,784)	$9,375

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended July 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$937,552	$115,971	$—	$1,053,523
Franchise revenues	—	142,023	9,378	—	151,401
	—	1,079,575	125,349	—	1,204,924

Costs and expenses:
Cost of sales	—	800,591	103,078	—	903,669
General and administrative	—	138,012	6,629	—	144,641
Retention program and other transaction related costs	4,225	1,746	—	—	5,971
Depreciation and amortization	5,027	49,366	5,239	—	59,632
Impairment of long-lived assets	—	7,890	372	—	8,262
Other operating expense (income), net	—	5,545	(4,325)	—	1,220
	9,252	1,003,150	110,993	—	1,123,395
Operating (loss) profit	(9,252)	76,425	14,356	—	81,529
Interest expense	(45,524)	(11,320)	(239)	—	(57,083)
Other income (expense), net	—	8,031	(7,629)	—	402
Equity in income of subsidiaries	47,062	5,551	—	(52,613)	—
(Loss) income from continuing operations before income taxes	(7,714)	78,687	6,488	(52,613)	24,848
Benefit from (provision for) income taxes	25,408	(33,324)	(1,797)	—	(9,713)
Income from continuing operations	17,694	45,363	4,691	(52,613)	15,135
Discontinued operations:
Income from discontinued operations, net of income taxes	—	1,699	860	—	2,559
Loss on disposal of discontinued operations, net of income tax benefit	(3,780)	—	—	—	(3,780)
Net (loss) income from discontinued operations	(3,780)	1,699	860	—	(1,221)
Net income	$13,914	$47,062	$5,551	$(52,613)	$13,914

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$933,120	$112,038	$—	$1,045,158
Franchise revenues	—	137,709	9,281	—	146,990
	—	1,070,829	121,319	—	1,192,148

Costs and expenses:
Cost of sales	—	776,337	97,314	—	873,651
General and administrative	—	146,067	6,779	—	152,846
Depreciation and amortization	6,225	51,586	5,070	—	62,881
Impairment of long-lived assets	—	482	—	—	482
Other operating expense (income), net	—	5,144	(3,810)	—	1,334
	6,225	979,616	105,353	—	1,091,194
Operating (loss) profit	(6,225)	91,213	15,966	—	100,954
Interest expense	(33,622)	(26,120)	(155)	—	(59,897)
Loss on early extinguishment of debt	—	(26,197)	—	—	(26,197)
Other income (expense), net	157	8,147	(7,539)	—	765
Equity in income of subsidiaries	15,980	6,799	—	(22,779)	—
(Loss) income from continuing operations before income taxes	(23,710)	53,842	8,272	(22,779)	15,625
Benefit from (provision for) income taxes	30,525	(31,481)	(2,443)	—	(3,399)
Income from continuing operations	6,815	22,361	5,829	(22,779)	12,226
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(6,381)	970	—	(5,411)
Net income	$6,815	$15,980	$6,799	$(22,779)	$6,815

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$13,914	$47,062	$5,551	$(52,613)	$13,914
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(47,062)	(5,551)	—	52,613	—
Depreciation and amortization	5,027	71,473	5,245	—	81,745
Net receipt of deferred vendor incentives	—	19,764	—	—	19,764
Impairment of long-lived assets	—	9,448	372	—	9,820
Tax sharing (receivable from) payable to affiliate, net	(26,857)	33,572	—	—	6,715
Distributions received from joint venture	—	—	6,501	—	6,501
Share-based compensation provision	2,606	3,556	—	—	6,162
Accretion of long-term debt	1,087	3,076	—	—	4,163
Non-cash rent expense (credit)	—	4,265	(151)	—	4,114
Write-off and amortization of deferred financing costs	3,503	—	—	—	3,503
Provision for (recovery of) doubtful accounts	—	1,659	(91)	—	1,568
Tax sharing receipt from (payment to) affiliate, net	29,000	(29,000)	—	—	—
Deferred income tax (benefit) provision, net	(1,121)	1,003	—	—	(118)
Other operating transactions with affiliates	51,211	(50,388)	(1,920)	—	(1,097)
Equity in earnings in joint ventures, net	—		(5,100)	—	(5,100)
Tax sharing payment to The Wendy's Company	(13,078)	—	—	—	(13,078)
Other, net	(15)	(295)	(1,042)	—	(1,352)
Changes in operating assets and liabilities:
Accounts and notes receivable	22	(4,516)	(1,115)	—	(5,609)
Inventories	—	(731)	(19)	—	(750)
Prepaid expenses and other current assets	(977)	(10,387)	(862)	—	(12,226)
Accounts payable	1,343	10,930	1,875	—	14,148
Accrued expenses and other current liabilities	1,131	(5,799)	(2,737)	—	(7,405)
Net cash provided by operating activities	19,734	99,141	6,507	—	125,382
Cash flows from investing activities:
Capital expenditures	(5,437)	(47,862)	(2,667)	—	(55,966)
Business acquisitions	—	(6,613)	—	—	(6,613)
Investment in international joint venture	—	—	(1,183)	—	(1,183)
Proceeds from dispositions	—	2,565	—	—	2,565
Other, net	—	(208)	(17)	—	(225)
Net cash used in investing activities	(5,437)	(52,118)	(3,867)	—	(61,422)
Cash flows from financing activities:
Repayments of long-term debt	(27,361)	(6,539)	(81)	—	(33,981)
Capital contribution from Parent	(30,000)	30,000	—	—	—
Deferred financing costs	(36)	—	—	—	(36)
Net cash (used in) provided by financing activities	(57,397)	23,461	(81)	—	(34,017)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(43,100)	70,484	2,559	—	29,943
Effect of exchange rate changes on cash	—	—	1,200	—	1,200
Net (decrease) increase in cash and cash equivalents	(43,100)	70,484	3,759	—	31,143
Cash and cash equivalents at beginning of period	79,355	88,936	30,395	—	198,686
Cash and cash equivalents at end of period	$36,255	$159,420	$34,154	$—	$229,829

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$6,815	$15,980	$6,799	$(22,779)	$6,815
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income from operations of subsidiaries	(15,980)	(6,799)	—	22,779	—
Depreciation and amortization	6,225	79,038	5,075	—	90,338
Net receipt of deferred vendor incentives	—	19,676	—	—	19,676
Impairment of long-lived assets	—	14,015	—	—	14,015
Accretion of long-term debt	734	10,281	—	—	11,015
Write-off and amortization of deferred financing costs	1,591	7,245	—	—	8,836
Share-based compensation provision	1,796	4,431	—	—	6,227
Distributions received from joint venture	—	—	5,793	—	5,793
Non-cash rent expense (credit)	—	5,096	(151)	—	4,945
Provision for (recovery of) doubtful accounts	—	3,788	(212)	—	3,576
Tax sharing receipt from (payment to) affiliate, net	32,000	(32,000)	—	—	—
Tax sharing (receivable from) payable to affiliate, net	(25,735)	26,715	—	—	980
Equity in earnings in joint venture	—	—	(4,480)	—	(4,480)
Deferred income tax benefit, net	—	(3,433)	—	—	(3,433)
Other operating transactions with affiliates	(37,830)	36,476	(151)	—	(1,505)
Other, net	2,315	(529)	(1,715)	—	71
Changes in operating assets and liabilities net:					—
Accounts and notes receivable	(41)	(6,793)	67	—	(6,767)
Inventories	—	552	64	—	616
Prepaid expenses and other current assets	(416)	(6,505)	(880)	—	(7,801)
Accounts payable	(229)	(11,445)	(1,262)	—	(12,936)
Accrued expenses and other current liabilities	(8,869)	(14,406)	(4,262)	—	(27,537)
Net cash (used in) provided by operating activities	(37,624)	141,383	4,685	—	108,444
Cash flows from investing activities:
Capital expenditures	(7,918)	(41,876)	(2,936)	—	(52,730)
Proceeds from dispositions	—	4,111	—	—	4,111
Other, net	—	50	826	—	876
Net cash used in investing activities	(7,918)	(37,715)	(2,110)	—	(47,743)
Cash flows from financing activities:
Proceeds from long-term debt	497,500	161	—	—	497,661
Repayments of long-term debt	(107)	(458,370)	(99)	—	(458,576)
Deferred financing costs	(14,375)	—	—	—	(14,375)
Capital contributions from Parent	(474,569)	474,569	—	—	—
Dividends paid to The Wendy’s Company	(148,700)	(295,000)	—	—	(443,700)
Net cash used in financing activities	(140,251)	(278,640)	(99)	—	(418,990)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(185,793)	(174,972)	2,476	—	(358,289)
Effect of exchange rate changes on cash	—	—	(262)	—	(262)
Net (decrease) increase in cash and cash equivalents	(185,793)	(174,972)	2,214	—	(358,551)
Cash and cash equivalents at beginning of period	237,607	268,762	32,495	—	538,864
Cash and cash equivalents at end of period	$51,814	$93,790	$34,709	$—	$180,313

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On July 5, 2011, as a result of the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) described below under “Executive Overview- Sale of Arby’s,” Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s/Arby’s Restaurants, LLC, a 100% owned subsidiary of The Wendy’s Company, changed its name to Wendy’s Restaurants, LLC (“Wendy’s Restaurants”).

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company and Wendy’s Restaurants should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “Form 10-K”).  There have been no material changes as of July 3, 2011 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related combined notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants. Wendy’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”). Prior to its sale of Arby’s, Wendy’s Restaurants was also the parent company of Arby’s. Wendy’s and Arby’s are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. Wendy’s Restaurants currently has no operations other than those of Wendy’s and its respective subsidiaries.

Arby’s operating results are classified as discontinued operations for all periods presented. Following the sale of Arby’s, The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business in one segment: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Sale of Arby’s

During January 2011, The Wendy’s Company decided to explore strategic alternatives for the Arby’s brand, which culminated in the sale of Arby’s, in order to focus on the development of the Wendy’s brand. On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants will indirectly retain an 18.5% interest in Arby’s and the preliminary fair value of which is estimated to be $19.0 million). Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190 million of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations. The sale occurred pursuant to the terms of a Purchase and Sale Agreement by and among Wendy’s Restaurants, Buyer Parent and Buyer dated as of June 13, 2011. In accordance with the Purchase and Sale Agreement, The Wendy’s Company expects to make an election under §338(h)(10) of the Internal Revenue Code, which will have the effect of treating the transaction as a sale of assets and is expected to result in an approximate $240.0 million ordinary loss for income tax purposes. If this election were not to be made, the sale of Arby’s common stock would result in a capital loss for income tax purposes.
The Companies have recorded an estimated pre-tax loss on disposal of Arby’s of $6.0 million in the second quarter of 2011 based upon the preliminary valuation of our indirect retained interest and our current estimates of the transaction closing costs ($11.3 million) and post closing purchase price adjustments primarily related to working capital ($15.0 million). Such valuation and estimates are subject to change. The Companies have recognized a $2.2 million tax benefit on the estimated pre-tax loss on disposal of Arby’s in the second quarter of 2011. In the third quarter of 2011, due to a permanent difference between the book and tax basis of Arby’s assets related to goodwill, the Companies will record a tax expense of approximately $5.5 million in connection with completing the Arby’s sale.

Wendy’s Restaurants also entered into a Stockholders Agreement with Buyer Parent and ARG Investment Corporation, an entity affiliated with Buyer Parent, which sets forth certain agreements among the parties thereto concerning, among other things, the governance of Buyer Parent and transfer rights, information rights and registration rights with respect to the equity securities of Buyer Parent. In addition, Wendy’s Restaurants entered into a Transition Services Agreement with Buyer, pursuant to which it will provide and be reimbursed for continuing corporate and shared services to Buyer for a limited period of time; such services are currently anticipated to be completed by the end of 2011.
Our Continuing Business

As of July 3, 2011, the Wendy’s restaurant system was comprised of 6,571 restaurants, of which 1,400 were owned and operated by the Companies. The company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Wendy’s operating results have been impacted by a number of factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs in the 2011 first half. These increased costs negatively affected cost of sales and restaurant margins. Wendy’s expects that significant increases in commodity costs as compared to 2010 will continue for the remainder of 2011. Wendy’s expects to offset a portion of these increases with strategic price increases.

Wendy’s long-term growth opportunities include (1) continuing to improve its core menu, (2) capturing incremental sales through daypart expansion, (3) upgrading our existing store base, (4) developing new restaurants within the United States, and (5) building the brand worldwide.

Wendy’s revenues for the first six months of 2011 include: (1) $1,016.1 million of sales from company-owned restaurants, (2) $37.4 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $139.2 million of royalty income from franchisees, and (4) $12.2 million of other franchise-related revenue and other revenues. During the first quarter of 2011, Wendy’s purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) began managing the operations for kids’ meal promotion items sold to franchisees. Sales of kids’ meal promotion items recorded during the first half of 2011 were from inventory on hand prior to QSCC’s management of the process. Therefore, in future quarters we do not expect to receive any revenue from sales of kids’ meal promotion items sold to franchisees. However, we do not expect the decrease in these revenues to have a material adverse effect on our results of operations or financial condition. Most of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the six months ended July 3, 2011.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
We report same-store sales commencing after a store has been open for at least 15 continuous months and as of the beginning of the previous fiscal year. This methodology is consistent with the metric used by our management for internal reporting and analysis.  Same-store sales exclude the impact of currency translation.

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

Related Party Transactions

The Companies have entered into the following transactions with related parties since those reported in our Form 10-K:

SSG

As agreed by its board of directors in March 2011, effective April 2011 the activities of Strategic Sourcing Group Co-op, LLC (“SSG”) were transferred to QSCC, and Arby’s independent purchasing cooperative (“ARCOP”), which, following the sale of Arby’s, is no longer a related party. Wendy’s Restaurants had committed to pay approximately $5.2 million of SSG expenses, of which $4.9 million was expensed in the first quarter of 2010, and was to be paid over a 24 month period through March 2012. During the first quarter of 2011, the remaining accrued commitment of $2.3 million was reversed and credited to “General and administrative.”

QSCC Sublease

Wendy’s and QSCC entered into a sublease amendment, effective January 1, 2011, which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of approximately $0.2 million with five one-year renewal options.

(The Wendy’s Company)

Aircraft Agreement

On June 29, 2011, The Wendy’s Company and TASCO, LLC, an affiliate of the management company (the “Management Company”) which was formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman, entered into an agreement to extend an aircraft lease agreement for an additional one year period (expiring on June 30, 2012) for an increased monthly rent of $13 thousand. Under the extended lease agreement, TASCO, LLC continues to be responsible for operating costs related to the aircraft’s usage.

We intend to dispose of the Company-owned aircraft leased under the lease agreement discussed above as soon as practicable. As of July 3, 2011, the aircraft has a carrying value that approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

Franchisee-Related Equipment Purchase and Installation Programs

Equipment for Systemwide Core Menu Initiative

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s has initiated the following programs:

•
Wendy’s agreed with two lenders to partially subsidize interest rates for loans to qualified franchisees. Wendy’s will be required to pay the full interest subsidy amount in the fourth quarter of 2011. As of July 3, 2011, there is an accrued liability of $0.4 million for the interest subsidy. Wendy’s has no other obligations related to these programs.

•
For franchisees that will otherwise not be able to take advantage of the subsidized interest programs described above, Wendy’s will provide up to an aggregate of $3.0 million of loan guarantees under an additional lender program. Wendy’s will have full recourse to its franchisees for any payments Wendy’s may be required to make under this program. As of July 3, 2011, Wendy’s had no guarantees outstanding under this program.

Loan funding to franchisees under the programs described above must be completed by September 30, 2011. Wendy’s maximum liability under these programs, including the full interest subsidy and the aggregate guaranteed loans which is dependent on the final amounts borrowed by franchisees, is not expected to exceed $5.0 million.

Breakfast Test Expansion

In order to encourage franchisees to participate in expanded testing of the breakfast daypart, Wendy’s has established the following programs:

•
Wendy’s will continue to lease equipment to franchisees that are testing the breakfast program. At the time breakfast becomes a required program, the franchisees will be required to purchase the equipment from Wendy’s based on its then book value plus installation costs. The total amount of expenditures for equipment (including installation) leased to franchisees is expected to be no more than $7.0 million.

•
Additionally, Wendy’s will provide loans to certain franchisees for the purchase and installation of equipment required to implement the breakfast program. The loans are expected to not exceed $25 thousand per restaurant, carry no interest charge and be repayable in full 24 months after the installation is completed. Wendy’s will fund a maximum of $20.0 million of these loans for early adopters of the breakfast program.

As of July 3, 2011, no loans have been made under the above breakfast program. We have purchased equipment with a current net book value of approximately $1.9 million that has been leased to franchisees. The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program. Based on franchisee participation in the breakfast program, Wendy’s estimates the royalties not to be received under this program will approximate $6.0 million over the three year period.

•
Contributions otherwise due to Wendy’s National Advertising Program, Inc. (“Wendy’s National Advertising Program”) based on breakfast sales will not be payable to Wendy’s National Advertising Program but will be required to be reinvested in local advertising and promotions for the breakfast program until Wendy’s National Advertising Program begins to purchase national advertising for the breakfast programs.

North America Incentive Program

In order to promote new unit development, Wendy’s has established a franchisee assistance program for its North American franchisees that provides for reduced technical assistance fees and a sliding scale of royalties for the first two years of operation for qualifying locations opened between April 1, 2011 and December 31, 2013. While we are unable to project the number of locations to be opened under this program, we do not expect the effect on current or future franchise revenues to be material.

Canadian Lease Guarantee Program

Wendy’s Canadian subsidiary has established a lease guarantee program, which is to promote new unit development, for its Canadian franchisees for up to an aggregate of C$5.0 million for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of July 3, 2011, the Canadian subsidiary had guaranteed C$0.2 million under this program.

Presentation of Financial Information

The Companies report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

For each of The Wendy’s Company and Wendy’s Restaurants, the following tables included throughout this Item 2 set forth the consolidated results of operations for the three months ended July 3, 2011 and July 4, 2010 (dollars in millions):

(The Wendy’s Company)

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Revenues:
Sales	$544.3	$532.4	$11.9	2.2%
Franchise revenues	78.2	75.0	3.2	4.3
	622.5	607.4	15.1	2.5
Costs and expenses:
Cost of sales	464.8	442.3	22.5	5.1
General and administrative	74.5	74.1	0.4	0.5
Retention program and other transaction related costs	5.0	—	5.0	100.0
Depreciation and amortization	29.8	31.4	(1.6)	(5.1)
Impairment of long-lived assets	0.4	0.5	(0.1)	(20.0)
Other operating expense, net	0.6	0.2	0.4	n/m
	575.1	548.5	26.6	4.8
Operating profit	47.4	58.9	(11.5)	(19.5)
Interest expense	(28.1)	(29.5)	1.4	(4.7)
Loss on early extinguishment of debt	—	(26.2)	26.2	(100.0)
Investment income, net	0.2	5.0	(4.8)	(96.0)
Other income, net	0.2	0.9	(0.7)	(77.8)
Income from continuing operations before income taxes	19.7	9.1	10.6	n/m
Provision for income taxes	(8.3)	(3.7)	(4.6)	n/m
Income from continuing operations	11.4	5.4	6.0	n/m
(Loss) income from discontinued operations, net of income taxes	(0.1)	5.3	(5.4)	n/m
Net income	$11.3	$10.7	$0.6	5.6%

(Wendy’s Restaurants)

	Three Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Revenues:
Sales	$544.3	$532.4	$11.9	2.2%
Franchise revenues	78.2	75.0	3.2	4.3
	622.5	607.4	15.1	2.5
Costs and expenses:
Cost of sales	464.8	442.3	22.5	5.1
General and administrative	72.7	72.2	0.5	0.7
Retention program and other transaction related costs	4.7	—	4.7	100.0
Depreciation and amortization	29.8	30.9	(1.1)	(3.6)
Impairment of long-lived assets	0.4	0.5	(0.1)	(20.0)
Other operating expense, net	0.5	0.1	0.4	n/m
	572.9	546.0	26.9	4.9
Operating profit	49.6	61.4	(11.8)	(19.2)
Interest expense	(27.8)	(29.2)	1.4	(4.8)
Loss on early extinguishment of debt	—	(26.2)	26.2	(100.0)
Other income, net	0.2	0.5	(0.3)	(60.0)
Income from continuing operations before income taxes	22.0	6.5	15.5	n/m
Provision for income taxes	(9.0)	(2.4)	(6.6)	n/m
Income from continuing operations	13.0	4.1	8.9	n/m
(Loss) income from discontinued operations, net of income taxes	(0.1)	5.3	(5.4)	n/m
Net income	$12.9	$9.4	$3.5	37.2%

	Second Quarter 2011		Second Quarter 2010
Sales:
Wendy’s	$525.7		$506.2
Bakery and kids’ meal promotion items sold to franchisees (a)	18.6		26.2
Total sales	$544.3		$532.4

Cost of sales:		% of Sales		% of Sales
Wendy’s
Food and paper	$176.3	33.5%	$160.8	31.8%
Restaurant labor	155.4	29.6%	148.2	29.3%
Occupancy, advertising and other operating costs	120.9	23.0%	114.0	22.5%
Total Wendy’s cost of sales	452.6	86.1%	423.0	83.6%
Bakery and kids’ meal promotion items sold to franchisees	12.2	n/m	19.3	n/m
Total cost of sales	$464.8	85.4%	$442.3	83.1%

	Second Quarter 2011	Second Quarter 2010
Margin $:
Wendy’s	$73.1	$83.2
Bakery and kids’ meal promotion items sold to franchisees	6.4	6.9
Total margin	$79.5	$90.1

Restaurant margin %:
Wendy’s	13.9%	16.4%

(a) During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees. Sales of kids’ meal promotion items recorded during the second quarter of 2011 were from inventory on hand prior to QSCC’s management of the process.

Wendy’s restaurant statistics:
Same-store sales:		Second Quarter 2011	Second Quarter 2010
North America company-owned restaurants		2.3%	(2.9)%
North America franchised restaurants		2.3%	(1.4)%
North America systemwide		2.3%	(1.7)%

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at April 3, 2011	1,395	5,170	6,565
Opened	2	22	24
Closed	(4)	(14)	(18)
Net purchased from (sold by) franchisees	7	(7)	—
Restaurant count at July 3, 2011	1,400	5,171	6,571

Sales
Change
Wendy’s	$19.5
Bakery and kids’ meal promotion items sold to franchisees	(7.6)
$11.9

The increase in sales for the 2011 second quarter was primarily due to (1) an increase in our average per customer check amount of 1.4% and (2) an increase of 0.9% in customer transactions. Wendy’s sales also include a $3.7 million benefit from Canadian foreign currency rates, which was partially offset by a decrease of $0.8 million primarily due to the continuing effect of higher sales taxes, which began in the 2010 third quarter, in two Canadian provinces. Wendy’s company-owned stores opened or acquired subsequent to the second quarter of 2010 resulted in incremental sales of $7.4 million in the 2011 second quarter, which were partially offset by a reduction in sales of $3.1 million from locations sold or closed after the 2010 second quarter.

Franchise Revenues
Change
$3.2

Wendy’s North America franchise revenues increased during the second quarter of 2011 primarily due to a 2.3% increase in franchise restaurant same-store sales. We believe Wendy’s North America franchised restaurant same-store sales for the second quarter of 2011 were impacted by the same factors described above for company-owned restaurants.

Cost of Sales
Change
Wendy’s
Food and paper	1.7%
Restaurant labor	0.3%
Occupancy, advertising and other operating costs	0.5%
2.5%

The increases in Wendy’s food and paper costs in the 2011 second quarter were primarily due to a 1.8% point increase in commodity costs as a percent of sales. The increase in occupancy, advertising, and other operating expenses in the 2011 second quarter was primarily due to a 0.6% point increase in advertising expenses as a percent of sales associated with the expansion of Wendy’s breakfast test programs in additional markets.

Retention Program and Other Transaction Related Costs
	Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Retention program	$1.3	$—	$1.3
Severance	1.7	—	1.7
Other professional fees	1.7	0.3	2.0
	$4.7	$0.3	$5.0

During the second quarter of 2011, the Companies incurred “Retention program and other transaction related costs” for (1) an employee retention program resulting from our strategic alternatives announcement regarding Arby’s, (2) severance costs related to the elimination of a senior executive position, and (3) certain other professional fees.

Depreciation and Amortization
Change
Restaurants, primarily properties	$(0.4)
Shared services center assets	(0.7)
Total Wendy’s Restaurants	(1.1)
Corporate	(0.5)
Total The Wendy’s Company	$(1.6)

The decrease in depreciation and amortization for Wendy’s Restaurants was primarily related to (1) previously impaired long-lived assets, (2) depreciation on properties in the second quarter of 2010 which have since been fully depreciated, and (3) the transfer of certain information technology equipment from our shared services center to Arby’s during the first half of 2011 (the depreciation of those assets is included in discontinued operations). Additionally, depreciation and amortization for Corporate decreased due to the classification of one of our corporate aircraft as held for sale during the second quarter of 2011. In accordance with applicable accounting guidance, no depreciation expense is recorded on assets held for sale.

Interest Expense
Change
Wendy’s debt	$(3.7)
Interest rate swaps	1.8
Other	0.5
$(1.4)

The decrease in interest expense in the 2011 second quarter was primarily due to the redemption of the Wendy’s 6.25% senior notes in the 2010 second quarter, partially offset by a $1.9 million gain on the cancellation of the interest rate swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the 2010 second quarter.

Loss on Early Extinguishment of Debt

The decrease in the loss on early extinguishment of debt of $26.2 million relates to amounts recorded in the 2010 second quarter comprised of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s Restaurants prior senior secured term loan.

Investment income, net

(The Wendy’s Company)

The decrease in investment income primarily relates to the recognition of income of $4.9 million on the repayment and cancellation of the series A senior notes of Deerfield Capital Corp. during the 2010 second quarter.

Benefit from Income Taxes
	Change
	Wendy’s Restaurants	The Wendy’s Company
Federal and state benefit on variance in income from continuing operations before income taxes	$6.1	$4.2
Other	0.5	0.4
	$6.6	$4.6

Our income taxes were impacted by variations in income from continuing operations.

Loss from Discontinued Operations, Net of Income Taxes
Change
Income from discontinued operations before income taxes	$(2.9)
Provision for income taxes	1.3
(1.6)
Loss on disposal, net of income tax benefit	(3.8)
$(5.4)

Discontinued operations solely includes the results of Arby’s, which was sold on July 4, 2011 (the first day of our third quarter). Revenues from discontinued operations were $281.1 million in the second quarter of 2011 compared to $269.6 million in the second quarter of 2010. This increase was primarily due to an increase in company-owned same-store sales of 5.3% for the comparable periods. Income from discontinued operations in the second quarter of 2011 and 2010 was $3.7 million and $5.3 million, respectively, net of a provision for income taxes of $2.8 million and $4.1 million, respectively. The decrease in income from discontinued operations in the second quarter of 2011 compared to the 2010 second quarter was primarily due to a decline in restaurant margin resulting from increased commodity costs, partially offset by $2.1 million in lower impairment charges for the comparable periods. Discontinued operations for the second quarter of 2011 also includes an estimated loss on disposal of $6.0 million, net of a benefit from income taxes of $2.2 million.

Results of Operations

For each of The Wendy’s Company and Wendy’s Restaurants, the following tables included throughout this Item 2 set forth the consolidated results of operations for the six months ended July 3, 2011 and July 4, 2010 (dollars in millions):

(The Wendy’s Company)

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Revenues:
Sales	$1,053.5	$1,045.2	$8.3	0.8%
Franchise revenues	151.4	146.9	4.5	3.1
	1,204.9	1,192.1	12.8	1.1
Costs and expenses:
Cost of sales	903.7	873.7	30.0	3.4
General and administrative	149.1	156.4	(7.3)	(4.7)
Retention program and other transaction related costs	6.9	—	6.9	100.0
Depreciation and amortization	60.2	63.8	(3.6)	(5.6)
Impairment of long-lived assets	8.3	0.5	7.8	n/m
Other operating expense, net	1.3	1.1	0.2	18.2
	1,129.5	1,095.5	34.0	3.1
Operating profit	75.4	96.6	(21.2)	(21.9)
Interest expense	(57.5)	(60.6)	3.1	(5.1)
Loss on early extinguishment of debt	—	(26.2)	26.2	(100.0)
Investment income, net	0.2	5.2	(5.0)	(96.2)
Other income, net	0.4	1.9	(1.5)	(78.9)
Income from continuing operations before income taxes	18.5	16.9	1.6	9.5
Provision for income taxes	(7.4)	(4.2)	(3.2)	76.2
Income from continuing operations	11.1	12.7	(1.6)	(12.6)
Loss from discontinued operations, net of income taxes	(1.2)	(5.4)	4.2	(77.8)
Net income	$9.9	$7.3	$2.6	35.6%

(Wendy’s Restaurants)

	Six Months Ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Revenues:
Sales	$1,053.5	$1,045.2	$8.3	0.8%
Franchise revenues	151.4	146.9	4.5	3.1
	1,204.9	1,192.1	12.8	1.1
Costs and expenses:
Cost of sales	903.7	873.7	30.0	3.4
General and administrative	144.6	152.8	(8.2)	(5.4)
Retention program and other transaction related costs	6.0	—	6.0	100.0
Depreciation and amortization	59.6	62.9	(3.3)	(5.2)
Impairment of long-lived assets	8.3	0.5	7.8	n/m
Other operating expense, net	1.2	1.3	(0.1)	(7.7)
	1,123.4	1,091.2	32.2	3.0
Operating profit	81.5	100.9	(19.4)	(19.2)
Interest expense	(57.1)	(59.9)	2.8	(4.7)
Loss on early extinguishment of debt	—	(26.2)	26.2	(100.0)
Other income, net	0.4	0.8	(0.4)	(50.0)
Income from continuing operations before income taxes	24.8	15.6	9.2	59.0
Provision for income taxes	(9.7)	(3.4)	(6.3)	n/m
Income from continuing operations	15.1	12.2	2.9	23.8
Loss from discontinued operations, net of income taxes	(1.2)	(5.4)	4.2	(77.8)%
Net income	$13.9	$6.8	$7.1	n/m

	First Half 2011		First Half 2010
Sales:
Wendy’s	$1,016.1		$995.2
Bakery and kids’ meal promotion items sold to franchisees (a)	37.4		50.0
Total sales	$1,053.5		$1,045.2

Cost of sales:		% of Sales		% of Sales
Wendy’s
Food and paper	$333.6	32.8%	$313.2	31.5%
Restaurant labor	306.5	30.2%	296.7	29.8%
Occupancy, advertising and other operating costs	237.2	23.3%	227.0	22.8%
Total Wendy’s cost of sales	877.3	86.3%	836.9	84.1%
Bakery and kids’ meal promotion items sold to franchisees	26.4	n/m	36.8	n/m
Total cost of sales	$903.7	85.8%	$873.7	83.6%

	First Half 2011	First Half 2010
Margin $:
Wendy’s	$138.8	$158.3
Bakery and kids’ meal promotion items sold to franchisees	11.0	13.2
Total margin	$149.8	$171.5

Restaurant margin %:
Wendy’s	13.7%	15.9%

(a) During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees. Sales of kids’ meal promotion items recorded during the first half of 2011 were from inventory on hand prior to QSCC’s management of the process.

Wendy’s restaurant statistics:
Same-store sales:		First Half 2011	First Half 2010
North America company-owned restaurants		0.7%	(1.4)%
North America franchised restaurants		1.3%	(0.3)%
North America systemwide		1.2%	(0.5)%

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at January 2, 2011	1,394	5,182	6,576
Opened	3	31	34
Closed	(8)	(31)	(39)
Net purchased from (sold by) franchisees	11	(11)	—
Restaurant count at July 3, 2011	1,400	5,171	6,571

Sales
Change
Wendy’s	$20.9
Bakery and kids’ meal promotion items sold to franchisees	(12.6)
$8.3

The increase in sales for the first half of 2011 was primarily due to an increase in our average per customer check amount of 0.7%. Customer transactions during the first half of 2011 were unchanged compared to the same period of 2010, but have improved since the first quarter of 2011. Sales in the first quarter of 2011 were impacted by severe winter weather. Wendy’s sales also include a $6.6 million benefit from Canadian foreign currency rates, which was partially offset by a decrease of $2.8 million primarily due to the continuing effect of higher sales taxes, which began in the 2010 third quarter, in two Canadian provinces. Wendy’s company-owned stores opened or acquired subsequent to the second half of 2010 resulted in incremental sales of $13.0 million in the first half of 2011, which were partially offset by a reduction in sales of $5.6 million from locations closed or sold after the 2010 second half.

Franchise Revenues
Change
$4.5

Wendy’s North America franchise revenues increased during the first half of 2011 primarily due to a 1.3% increase in franchise restaurant same-store sales. We believe Wendy’s North America franchised restaurant same-store sales for the first half of 2011 were impacted by the same factors described above for company-owned restaurants; however, Wendy’s franchised restaurants have higher same-store sales year over year than Wendy’s company-owned restaurants, which we believe is due to differences in pricing during the first quarter of 2011.

Cost of Sales
Change
Wendy’s
Food and paper	1.3%
Restaurant labor	0.4%
Occupancy, advertising and other operating costs	0.5%
2.2%

Increases in Wendy’s food and paper costs in the first half of 2011 were primarily due to a 1.3% point increase in commodity costs as a percent of sales. The increase in occupancy, advertising, and other operating expenses in the first half of 2011 was primarily due to a 0.8% point increase in advertising expenses as a percent of sales associated with the expansion of Wendy’s breakfast test programs in additional markets partially offset by a 0.3% point decrease in employee health insurance costs as a percent of sales.

General and Administrative
	Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
SSG co-op funding	$(7.2)	$—	$(7.2)
Wendy’s integration	(3.7)	—	(3.7)
Professional fees	2.1	(0.4)	1.7
Other, net	0.6	1.3	1.9
	$(8.2)	$0.9	$(7.3)

The decrease in general and administrative expenses in the first half of 2011 was primarily due to (1) expenses related to the formation of SSG incurred in the first quarter of 2010 combined with the reversal of the accrual for the remaining estimated SSG funding commitment during the first quarter of 2011 and (2) the completion of the Wendy’s integration efforts in early 2010. These decreases were partially offset by an increase in professional fees associated primarily with information technology projects. Certain Arby’s transaction related costs of $0.5 million included in general and administrative in the first quarter of 2011 were reclassified to discontinued operations.

Retention Program and Other Transaction Related Costs
	Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Retention program	$2.5	$0.1	$2.6
Severance	1.7	—	1.7
Other professional fees	1.8	0.8	2.6
	$6.0	$0.9	$6.9

During the first half of 2011, the Companies incurred “Retention program and other transaction related costs” for (1) an employee retention program resulting from our strategic alternatives announcement regarding Arby’s, (2) severance costs incurred related to the elimination of a senior executive position, and (3) certain other professional fees.

Depreciation and Amortization
Change
Restaurants, primarily properties	$(2.1)
Shared services center assets	(1.2)
Total Wendy’s Restaurants	(3.3)
Corporate	(0.3)
Total The Wendy’s Company	$(3.6)

The decrease in depreciation and amortization for Wendy’s Restaurants was primarily related to (1) previously impaired long-lived assets, (2) depreciation on properties in the first half of 2010 which have since been fully depreciated, and (3) the transfer of certain information technology equipment from our shared services center to Arby’s during the first half of 2011 (the depreciation of those assets is included in discontinued operations). Additionally, depreciation and amortization for Corporate decreased due to the classification of one of our corporate aircraft as held for sale during the second quarter of 2011. In accordance with applicable accounting guidance, no depreciation expense is recorded on assets held for sale.

Impairment of Long-Lived Assets
Change
Restaurants, primarily properties at underperforming locations	$7.8

As a result of indications that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the 2011 first quarter and recorded impairment charges primarily from certain underperforming Wendy’s restaurants. A similar test was not required during the 2011 second quarter or the first half of 2010. Wendy’s impairment charges in the 2011 first half primarily reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants, and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Interest Expense
Change
Wendy’s debt	$(7.5)
Wendy’s Restaurants term loan	2.5
Interest rate swaps	2.2
Total Wendy’s Restaurants	(2.8)
Other	(0.3)
Total The Wendy’s Company	$(3.1)

The decrease in interest expense in the 2011 first half was primarily due to the redemption of the Wendy’s 6.25% senior notes in the 2010 second quarter. This decrease in interest expense was partially offset by (1) the Wendy’s Restaurants term loan’s higher average principal amounts outstanding during the 2011 first half partially offset by its lower effective interest rate as compared to the average principal amounts outstanding during the 2010 first half and the effective interest rate of the prior Arby’s credit agreement, and (2) a $1.9 million gain on the cancellation of the interest rate swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the 2010 second quarter.

Loss on Early Extinguishment of Debt

The decrease in the loss on early extinguishment of debt of $26.2 million relates to amounts recorded in the 2010 first half comprised of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s Restaurants prior senior secured term loan.

Investment income, net

(The Wendy’s Company)

The decrease in investment income primarily relates to the recognition of income of $4.9 million on the repayment and cancellation of the series A senior notes of Deerfield Capital Corp. during the 2010 first half.

Provision for Income Taxes
	Change
	Wendy’s Restaurants	The Wendy’s Company
Federal and state benefit on variance in income from continuing operations before income taxes	$3.7	$0.9
Valuation allowance reduction	2.5	2.5
Other	0.1	(0.2)
	$6.3	$3.2

Our income taxes were impacted by variations in income from continuing operations and a reduction in valuation allowances related to state tax matters.

Loss from Discontinued Operations, Net of Income Taxes
Change
Income from discontinued operations before income taxes	$11.2
Provision for income taxes	(3.2)
8.0
Loss on disposal, net of income tax benefit	(3.8)
$4.2

Discontinued operations solely includes the results of Arby’s, which was sold on July 4, 2011 (the first day of our third quarter). Revenues from discontinued operations were $546.5 million in the first six months of 2011 compared to $522.3 million in the first six months of 2010. This increase was primarily due to an increase in company-owned same-store sales of 6.0%. Income (loss) from discontinued operations in the first six months of 2011 and 2010 was $2.6 million and $(5.4) million, respectively, net of a (provision for) benefit from income taxes of $(1.7) million and $1.5 million, respectively. The increase in income from discontinued operations in the first six months of 2011 compared to the first six months of 2010 was primarily due to $12.0 million in lower impairment charges for the comparable periods. Discontinued operations for the second quarter of 2011 also includes an estimated loss on disposal of $6.0 million, net of a benefit from income taxes of $2.2 million.

Liquidity and Capital Resources

The Companies’ discussion below regarding its liquidity and capital resources includes the discontinued operations of Arby’s.

Net Cash Provided by Operating Activities

(The Wendy’s Company)

Cash provided by operating activities increased $30.3 million in the first half of 2011 as compared to the first half of 2010 primarily due to the following:

•
a $28.6 million favorable impact in accounts payable resulting from an increase in accounts payable of $14.6 million during the first half 2011 compared to a decrease in accounts payable of $14.0 million during the first half of 2010, both as compared to the end of the respective prior fiscal year. The changes for each of the 2011 and 2010 comparable periods, respectively, were primarily due to the following: (1) an increase in amounts payable for marketing costs primarily related to the timing of receipt and payment of vendor invoices, (2) an increase in amounts payable for food purchases at both Wendy’s and Arby’s primarily due to an increase in Wendy’s and Arby’s sales combined with an increase in commodity costs, and (3) a decrease in amounts payable for Wendy’s kids’ meal promotion items as the management of the operations for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011;

•
a $20.7 million favorable impact in accrued expenses and other current liabilities for the comparable periods. These favorable impacts were primarily due to the following: (1) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively, and an increase in amounts accrued for the 2011 fiscal year bonus plans versus 2010 due to improved operating performance as compared to plan in 2011, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) amounts accrued for severance and other transaction related costs in the first half of 2011 due to the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” and (4) a decrease in interest payments in the first half of 2011 compared to the first half of 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010. These favorable changes were partially offset by a decrease in current income tax accruals due to variations in taxable income of continuing and discontinued operations during the same comparable periods;

partially offset by:

•
a $4.7 million increase in payments for prepaid expenses and other current assets for the comparable periods. The increase in cash outflows was primarily due to (1) increases in comparable expenditures for equipment and supplies related to new product development and (2) increases in prepaid expenses resulting from the nature and timing of the prepayment; and

•	a $13.2 million decrease in depreciation and amortization and impairment of long-lived assets in the first half of 2011 compared to the first half of 2010.

(Wendy’s Restaurants)

Cash provided by operating activities decreased $16.9 million in the first half of 2011 as compared to the first half of 2010 primarily due to the following:

•
a $27.1 million favorable impact in accounts payable resulting from an increase in accounts payable of $14.1 million during the first half 2011 compared to a decrease in accounts payable of $12.9 million during the first half of 2010, both as compared to the end of the respective prior fiscal year. The changes for each of the 2011 and 2010 comparable periods, respectively, were primarily due to the following: (1) an increase in amounts payable for marketing costs primarily related to the timing of receipt and payment of vendor invoices, (2) an increase in amounts payable for food purchases at both Wendy’s and Arby’s primarily due to an increase in Wendy’s and Arby’s sales combined with an increase in commodity costs, and (3) a decrease in amounts payable for Wendy’s kids’ meal promotion items as the management of the operations for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011;

•
a $20.1 million favorable impact in accrued expenses and other current liabilities for the comparable periods. These favorable impacts were primarily due to the following: (1) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively, and an increase in amounts accrued for the 2011 fiscal year bonus plans versus 2010 due to improved operating performance as compared to plan in 2011, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) amounts accrued for severance and other transaction related costs in the first half of 2011 due to the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” and (4) a decrease in interest payments in the first half of 2011 compared to the first half of 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010. These favorable changes were partially offset by a decrease in current income tax accruals due to variations in taxable income of continuing and discontinued operations during the same comparable periods;

partially offset by:

•
$13.1 million in cash outflows related to tax payments made under a tax sharing agreement with The Wendy’s Company net of amounts accrued under this tax sharing agreement. No similar payments or accruals were made under this tax sharing agreement in the first half of 2010;

•
a $4.4 million increase in payments for prepaid expenses and other current assets for the comparable periods. The increase in cash outflows was primarily due to (1) increases in comparable expenditures for equipment and supplies related to new product development and (2) increases in prepaid expenses resulting from the nature and timing of the prepayments; and

•	a $12.8 million decrease in depreciation and amortization and impairment of long-lived assets in the first half of 2011 compared to the first half of 2010.

Additionally, for the six months ended July 3, 2011, the Companies had the following significant sources and uses of cash other than from operating activities:

•	Repayments of long-term debt of $34.0 million, including an excess cash flow prepayment of $24.9 million as required by the Wendy’s Restaurants term loan;

•
Cash capital expenditures totaling $56.0 million, which included $9.6 million for the remodeling of restaurants, $6.4 million for the construction of new restaurants, and $40.0 million for various capital projects;

(The Wendy’s Company)

•	Dividend payments of $16.8 million; and

•	Repurchases of Common Stock of $37.4 million, including commissions of $0.1 million and excluding $9.2 million of repurchases that were not settled until after the end of the second quarter.

The net cash (used in) provided by our operations before the effect of exchange rate changes on cash was approximately $(14.2) million and $29.9 million for The Wendy’s Company and Wendy’s Restaurants, respectively.

Sources and Uses of Cash for the Remainder of 2011

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2011 exclusive of operating cash flow requirements consist principally of:

•	$103 million in net proceeds from the sale of Arby’s , after estimated transaction closing costs and customary purchase price adjustments primarily related to working capital;

•	Cash capital expenditures of approximately $94 million, which would result in total cash capital expenditures for the year of approximately $150 million;

•	Approximately $27 million which will be utilized for the franchisee-related breakfast equipment purchase and installation programs described above in “Executive Overview - Our Business;”

•	Approximately $5.0 million for the retention program and other transaction related costs described in “Results of Operations - Retention Program and Other Transaction Related Costs;”

•	Scheduled debt principal repayments aggregating $1.1 million;

•	Any potential business acquisitions or dispositions;

(The Wendy’s Company)

•	Quarterly cash dividends aggregating up to approximately $15.8 million as discussed below in “Dividends”;

•
Potential repurchases of common stock of up to approximately $127.6 million as of August 5, 2011 under the currently authorized stock buyback program, including $75.5 million, excluding commissions of $0.2 million, already purchased in the third quarter through August 5, 2011; and

(Wendy’s Restaurants)

•	Potential intercompany dividends and fees.

Based upon current levels of operations, the Companies expect that cash flows from Wendy’s operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

(The Wendy’s Company)

On March 15, 2011 and June 15, 2011, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock, aggregating $16.8 million. On August 5, 2011, The Wendy’s Company declared dividends of $0.02 per share to be paid on September 15, 2011 to shareholders of record as of September 1, 2011. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2011 at the same rate declared in our 2011 first half, The Wendy’s Company total cash requirement for dividends for the remainder of 2011 would be approximately $15.8 million based on the number of shares of its common stock outstanding at August 5, 2011. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

(Wendy’s Restaurants)

As of July 3, 2011, under the terms of the Wendy’s Restaurants’ credit agreement, there was $52.0 million available for the payment of dividends directly to The Wendy’s Company.

Stock Repurchases

(The Wendy’s Company)

As of January 2, 2011, as previously approved by our Board of Directors, our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $250 million of our common stock. No shares were repurchased in the first quarter of 2011. For the three months ended July 3, 2011, we repurchased 9.3 million shares with an aggregate purchase price of $46.5 million, excluding commissions of $0.1 million and including $9.2 million of repurchases that were not settled until after July 3, 2011. Subsequent to this period and through August 5, 2011, we repurchased an additional 14.3 million shares for an aggregate purchase price of $75.5 million, excluding commissions of $0.2 million and excluding the $9.2 million of repurchases that occurred prior to July 3, 2011 but were not settled until after July 3, 2011.

Contractual Obligations

The following table presents the expected payments under our outstanding contractual obligations as of January 2, 2011 (which was previously presented in the Form 10-K) as adjusted for the July 2011 sale of Arby’s:

	Fiscal Years
	2011	2012-2013	2014-2015	After 2015	Total
Long-term debt (a)	$113.5	$226.5	$438.2	$1,315.8	$2,094.0
Sale-leaseback obligations (b)	0.1	0.2	0.2	2.8	3.3
Capitalized lease obligations (b)	2.7	4.4	4.3	19.1	30.5
Operating leases (c)	72.9	127.2	103.5	655.3	958.9
Purchase obligations (d)	68.9	49.8	39.9	63.8	222.4
Other (e)	4.1	0.7	—	—	4.8
Total Wendy’s Restaurants	262.2	408.8	586.1	2,056.8	3,313.9
Corporate long-term debt (a)	1.4	11.3	—	—	12.7
Corporate operating leases (c)	1.6	0.7	—	—	2.3
Other Corporate	0.2	0.1	—	—	0.3
Total The Wendy’s Company (f)	$265.4	$420.9	$586.1	$2,056.8	$3,329.2
_______________

(a)
Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table. The table above includes interest of approximately $708.8 million. The table above also reflects the effect of interest rate swaps entered into in 2009 which lowered our interest rate on our 6.20% Wendy’s senior notes. These amounts exclude the efforts of the original issue discount on our 10% senior notes and the fair value adjustments related to certain debt assumed in the Wendy’s merger.

(b)
Excludes related sublease rental receipts of $0.5 million on sale-leaseback obligations and $0.8 million on capitalized lease obligations. The table above includes interest of approximately $1.9 million for sale-leaseback obligations and $15.8 million for capitalized lease obligations.

(c)
Represents the minimum lease cash payments. Excludes related sublease rental receipts of $52.4 million for Wendy’s Restaurants and additional sublease rental receipts for The Wendy’s Company of $1.9 million.

(d)	Includes (1) $163.4 million remaining for beverage purchase requirements for Wendy’s restaurants, (2) $28.1 million for capital expenditures and (3) $30.9 million of other purchase obligations.

(e)
Represents (1) $0.3 million for funding for QSCC, (2) $3.0 million for funding related to SSG, (3) $1.4 million for potential additional capital investment requirements, and (4) $0.1 million and $0.3 million for severance for Wendy’s Restaurants and The Wendy’s Company.

(f)
Excludes obligation for uncertain income tax positions of $26.3 million and $36.4 million for the Wendy’s Restaurants and The Wendy’s Company respectively. We are unable to predict when, and if cash payments on any of this accrual will be required.

Seasonality

Our restaurant operations are moderately impacted by seasonality; Wendy’s restaurant revenues are normally higher during the summer months than during the winter months. Because our business is moderately seasonal, results for any future quarter will not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes from the information contained in the Companies’ Annual Report on Form 10-K as of July 3, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of The Wendy’s Company and Wendy’s Restaurants, under the supervision and with the participation of their Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 3, 2011. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of July 3, 2011, the disclosure controls and procedures of The Wendy’s Company and Wendy’s Restaurants were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by each company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by each company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of The Wendy’s Company and Wendy’s Restaurants during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, the management of The Wendy’s Company and Wendy’s Restaurants, including their Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Part II.                      OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Companies.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s or its supply chain;

•
consumer concerns over nutritional aspects of beef, poultry, French fries or other products we sell, or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu”;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s restaurants;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of such franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

•	changes in commodity costs (including beef and chicken), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

•
our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Wendy’s restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of July 3, 2011, Wendy’s Restaurants had reserves for continuing operations for all of its legal and environmental matters aggregating $3.2 million, which are included in the total $3.2 million accrued for continuing operations by The Wendy’s Company for all legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in the Form 10-K, which could materially affect our business, financial condition or future results.  Except as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second fiscal quarter of 2011:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 4, 2011 through May 8, 2011	1,529	$4.83	—	$249,517,373
May 9, 2011 through June 5, 2011	—	—	—	$249,517,373
June 6, 2011 through July 3, 2011	22,540	$5.02	9,260,700	$203,057,510
Total	24,069	$5.00	9,260,700	$203,057,510

(1) Includes 24,069 shares reacquired by The Wendy’s Company from holders of restricted stock awards to satisfy tax withholding requirements. The shares were valued at the average of the high and low trading prices of our common stock on the vesting date of such awards.

From July 4, 2011 through August 5, 2011, we repurchased 14.3 million shares for aggregate purchase price of $75.5 million, excluding commissions of $0.2 million.

Item 4. (Removed and Reserved).

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

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

2.4
Purchase and Sale Agreement, dated as of June 13, 2011, by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation and ARG IH Corporation, incorporated herein by reference to Exhibit 2.1 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on June 13, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Closing letter dated as of July 1, 2011 by and among Wendy’s/Arby’s Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated by reference to Exhibit 2.2 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

3.1
Restated Certificate of Incorporation of Wendy's/Arby's Group, Inc., as filed with the Secretary of State of the State of Delaware on May 26, 2011, incorporated herein by reference to Exhibit 3.1 of the Wendy's/Arby's Group, Inc. Current Report on Form 8-K filed on May 31, 2011 ( SEC file no. 001-02207). (The Wendy's Company only.)

3.2
Certificate of Ownership and Merger of The Wendy's Company, incorporated herein by reference to Exhibit 3.1 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (The Wendy's Company only.)

3.3	By-Laws of The Wendy's Company, as amended and restated as of August 8, 2011.* (The Wendy's Company only.)
3.4
Certificate of Formation of Wendy's/Arby's Restaurants, LLC, as amended to date, incorporated by reference to Exhibit 3.1 to the Wendy's/Arby's Restaurants, LLC Registration Statement on Form S-4 filed on August 28, 2009 (Reg. No. 333-161613). (Wendy's Restaurants, LLC only.)

3.5
Certificate of Amendment of Wendy's Restaurants, LLC, incorporated herein by reference to Exhibit 3.2 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (Wendy's Restaurants, LLC only.)

3.6
Fourth Amended and Restated Limited Liability Company Operating Agreement of Wendy's Restaurants, LLC, incorporated herein by reference to Exhibit 3.3 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (Wendy's Restaurants, LLC only.)

10.1	Form of Long Term Performance Unit Award Agreement for 2011under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.2	Amendment No. 2, dated as of June 29, 2011, to Aircraft Lease Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and TASCO, LLC.* (The Wendy's Company only.)
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

EXHIBIT NO.	DESCRIPTION

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 11, 2011	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 11, 2011	By: /s/Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WENDY’S RESTAURANTS, LLC (Registrant)
Date: August 11, 2011	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 11, 2011	By: /s/Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

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

2.4
Purchase and Sale Agreement, dated as of June 13, 2011, by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation and ARG IH Corporation, incorporated herein by reference to Exhibit 2.1 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on June 13, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Closing letter dated as of July 1, 2011 by and among Wendy’s/Arby’s Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated by reference to Exhibit 2.2 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

3.1
Restated Certificate of Incorporation of Wendy's/Arby's Group, Inc., as filed with the Secretary of State of the State of Delaware on May 26, 2011, incorporated herein by reference to Exhibit 3.1 of the Wendy's/Arby's Group, Inc. Current Report on Form 8-K filed on May 31, 2011 ( SEC file no. 001-02207). (The Wendy's Company only.)

3.2
Certificate of Ownership and Merger of The Wendy's Company, incorporated herein by reference to Exhibit 3.1 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (The Wendy's Company only.)

3.3	By-Laws of The Wendy's Company, as amended and restated as of August 8, 2011.* (The Wendy's Company only.)
3.4
Certificate of Formation of Wendy's/Arby's Restaurants, LLC, as amended to date, incorporated by reference to Exhibit 3.1 to the Wendy's/Arby's Restaurants, LLC Registration Statement on Form S-4 filed on August 28, 2009 (Reg. No. 333-161613). (Wendy's Restaurants, LLC only.)

3.5
Certificate of Amendment of Wendy's Restaurants, LLC, incorporated herein by reference to Exhibit 3.2 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (Wendy's Restaurants, LLC only.)

3.6
Fourth Amended and Restated Limited Liability Company Operating Agreement of Wendy's Restaurants, LLC, incorporated herein by reference to Exhibit 3.3 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (Wendy's Restaurants, LLC only.)

10.1	Form of Long Term Performance Unit Award Agreement for 2011under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.2	Amendment No. 2, dated as of June 29, 2011, to Aircraft Lease Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and TASCO, LLC.* (The Wendy's Company only.)
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

EXHIBIT NO.	DESCRIPTION

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_______________________

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”