Form 10-Q
period 2011-10-02
Wendy's Co; Wendy's Restaurants, LLC
filed 2011-11-09
CIK 30697, 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207
THE WENDY’S COMPANY
(Exact name of registrants as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dave Thomas Blvd., Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

(614) 764-3100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)

Commission file number: 333-161613
WENDY’S RESTAURANTS, LLC
(Exact name of registrants as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dave Thomas Blvd., Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

(614) 764-3100
(Registrant’s telephone number, including area code)
1155 Perimeter Center West, Atlanta, GA 30338
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
Yes [ ] No [x]

There were 389,140,409 shares of The Wendy’s Company common stock outstanding as of November 3, 2011.

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

The principal subsidiaries of Wendy’s Restaurants for the periods covered in this Quarterly Report on Form 10-Q are Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. On July 4, 2011, Wendy’s Restaurants sold 100% of the common stock of Arby’s Restaurant Group, Inc. (“Arby’s”) for cash and an indirect 18.5% interest in Arby’s (see Note 2 - Discontinued Operations for additional information regarding the sale of Arby’s). As a result, substantially all of the continuing operating results of The Wendy’s Company are derived from the operating results of Wendy’s and its subsidiaries.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 2, 2011	January 2, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$488,817	$512,508
Accounts and notes receivable	71,712	84,258
Inventories	12,508	22,694
Prepaid expenses and other current assets	32,274	24,386
Deferred income tax benefit	58,279	34,389
Advertising funds restricted assets	72,116	76,553
Total current assets	735,706	754,788
Properties	1,152,666	1,551,261
Goodwill	867,701	883,644
Other intangible assets	1,309,204	1,358,574
Investments	119,207	107,223
Deferred costs and other assets	68,811	77,164
Total assets	$4,253,295	$4,732,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,088	$18,415
Accounts payable	69,599	81,361
Accrued expenses and other current liabilities	192,722	245,157
Advertising funds restricted liabilities	72,116	76,553
Total current liabilities	342,525	421,486
Long-term debt	1,348,707	1,553,987
Deferred income	13,137	11,460
Deferred income taxes	441,896	412,293
Other liabilities	109,677	170,254
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,781,497	2,771,126
Accumulated deficit	(431,197)	(412,464)
Common stock held in treasury, at cost	(394,257)	(249,547)
Accumulated other comprehensive (loss) income	(5,732)	7,017
Total stockholders’ equity	1,997,353	2,163,174
Total liabilities and stockholders’ equity	$4,253,295	$4,732,654

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)
Revenues:
Sales	$534,525	$525,082	$1,588,048	$1,570,240
Franchise revenues	76,891	75,626	228,292	222,616
	611,416	600,708	1,816,340	1,792,856
Costs and expenses:
Cost of sales	458,000	451,319	1,361,669	1,324,970
General and administrative	66,006	73,984	215,147	230,405
Transaction related costs	23,839	—	30,762	—
Depreciation and amortization	30,816	32,639	90,972	96,452
Impairment of long-lived assets	—	20,921	8,262	21,403
Other operating expense, net	365	1,555	1,687	2,728
	579,026	580,418	1,708,499	1,675,958
Operating profit	32,390	20,290	107,841	116,898
Interest expense	(28,384)	(29,159)	(85,915)	(89,740)
Loss on early extinguishment of debt	—	—	—	(26,197)
Investment income, net	3	77	188	5,254
Other income, net	301	163	706	2,116
Income (loss) from continuing operations before income taxes	4,310	(8,629)	22,820	8,331
(Provision for) benefit from income taxes	(1,766)	7,872	(9,198)	3,665
Income (loss) from continuing operations	2,544	(757)	13,622	11,996
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(1,441)	(152)	1,118	(5,563)
Loss on disposal of discontinued operations, net of income taxes	(5,069)	—	(8,849)	—
Net loss from discontinued operations	(6,510)	(152)	(7,731)	(5,563)
Net (loss) income	$(3,966)	$(909)	$5,891	$6,433

Basic and diluted income (loss) per share:
Continuing operations	$.01	$0.00	$.03	$.03
Discontinued operations	(.02)	0.00	(.02)	(.02)
Net (loss) income	$(.01)	$0.00	$.01	$.01

Dividends per share:	$.02	$.015	$.06	$.045

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$5,891	$6,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,085	137,448
Net receipt of deferred vendor incentives	13,876	10,096
Share-based compensation provision	13,756	10,519
Distributions received from joint venture	10,784	9,718
Impairment of long-lived assets	9,820	41,424
Loss on disposal of Arby’s	8,849	—
Non-cash rent expense	6,169	7,152
Accretion of long-term debt	6,137	13,013
Write-off and amortization of deferred financing costs	4,863	10,391
Deferred income tax provision (benefit), net	4,871	(16,298)
Provision for doubtful accounts	2,004	7,586
Operating investment adjustments, net (see below)	(145)	(5,201)
Equity in earnings in joint ventures, net	(7,817)	(7,127)
Other, net	128	(2,171)
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,550)	(6,971)
Inventories	(210)	1,824
Prepaid expenses and other current assets	(8,138)	(6,853)
Accounts payable	9,365	(8,973)
Accrued expenses and other current liabilities	(4,635)	(34,533)
Net cash provided by operating activities	182,103	167,477
Cash flows from investing activities:
Proceeds from sale of Arby’s, net	103,162	—
Proceeds from other dispositions	3,799	4,394
Capital expenditures	(91,913)	(94,736)
Restaurant acquisitions	(6,613)	—
Franchise incentive loans	(1,269)	—
Investment activities, net (see below)	(818)	32,237
Other, net	(245)	407
Net cash provided by (used in) investing activities	6,103	(57,698)
Cash flows from financing activities:
Proceeds from long-term debt	—	497,661
Repayments of long-term debt	(36,611)	(470,942)
Proceeds from stock option exercises	5,345	1,380
Repurchases of common stock	(152,681)	(173,537)
Dividends paid	(24,584)	(19,260)
Deferred financing costs	(57)	(16,286)
Other, net	(753)	(894)
Net cash used in financing activities	(209,341)	(181,878)
Net cash used in operations before effect of exchange rate changes on cash	(21,135)	(72,099)
Effect of exchange rate changes on cash	(2,556)	894
Net decrease in cash and cash equivalents	(23,691)	(71,205)
Cash and cash equivalents at beginning of period	512,508	591,719
Cash and cash equivalents at end of period	$488,817	$520,514

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(Unaudited)
Detail of cash flows related to investments:
Operating investment adjustments, net:
Income on collection of DFR Notes	$—	$(4,909)
Other net recognized gains	(145)	(292)
	$(145)	$(5,201)
Investment activities, net:
Proceeds from sales of investments	$365	$1,810
Proceeds from repayment of DFR Notes	—	30,752
Cost of securities	—	(325)
Investment in joint venture	(1,183)	—
	$(818)	$32,237
Supplemental cash flow information:
Cash paid during the period for:
Interest	$96,760	$108,556
Income taxes, net of refunds	$11,523	$11,513

Supplemental non-cash investing and financing activities:
Total capital expenditures	$92,707	$99,553
Cash capital expenditures	(91,913)	(94,736)
Non-cash capitalized lease and certain sales-leaseback obligations	$794	$4,817

Indirect investment in Arby's	$19,000	$—

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 2, 2011	January 2, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$345,517	$198,686
Accounts and notes receivable	70,808	83,352
Inventories	12,508	22,694
Prepaid expenses and other current assets	23,385	24,032
Deferred income tax benefit	59,758	45,067
Advertising funds restricted assets	72,116	76,553
Total current assets	584,092	450,384
Properties	1,152,617	1,541,853
Goodwill	872,978	888,921
Other intangible assets	1,309,204	1,358,574
Investments	114,609	102,406
Deferred costs and other assets	67,879	74,559
Total assets	$4,101,379	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$6,651	$17,047
Accounts payable	69,157	81,148
Accrued expenses and other current liabilities	193,510	244,300
Advertising funds restricted liabilities	72,116	76,553
Total current liabilities	341,434	419,048
Long-term debt	1,338,490	1,542,684
Due to parent	19,401	30,808
Deferred income	13,137	11,460
Deferred income taxes	502,598	478,472
Other liabilities	96,806	157,595
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—
Other capital	2,436,432	2,423,459
Accumulated deficit	(487,186)	(499,500)
Advances to parent	(155,000)	(155,000)
Accumulated other comprehensive (loss) income	(4,733)	7,671
Total invested equity	1,789,513	1,776,630
Total liabilities and invested equity	$4,101,379	$4,416,697

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)
Revenues:
Sales	$534,525	$525,082	$1,588,048	$1,570,240
Franchise revenues	76,891	75,626	228,292	222,616
	611,416	600,708	1,816,340	1,792,856
Costs and expenses:
Cost of sales	458,000	451,319	1,361,669	1,324,970
General and administrative	62,732	72,360	207,373	225,206
Transaction related costs	23,571	—	29,542	—
Depreciation and amortization	30,758	32,174	90,390	95,055
Impairment of long-lived assets	—	20,921	8,262	21,403
Other operating expense, net	362	1,553	1,582	2,887
	575,423	578,327	1,698,818	1,669,521
Operating profit	35,993	22,381	117,522	123,335
Interest expense	(28,171)	(28,855)	(85,254)	(88,752)
Loss on early extinguishment of debt	—	—	—	(26,197)
Other income, net	301	234	703	999
Income (loss) from continuing operations before income taxes	8,123	(6,240)	32,971	9,385
(Provision for) benefit from income taxes	(3,213)	6,749	(12,926)	3,350
Income from continuing operations	4,910	509	20,045	12,735
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(1,441)	(152)	1,118	(5,563)
Loss on disposal of discontinued operations, net of income taxes	(5,069)	—	(8,849)	—
Net loss from discontinued operations	(6,510)	(152)	(7,731)	(5,563)
Net (loss) income	$(1,600)	$357	$12,314	$7,172

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$12,314	$7,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,503	136,051
Net receipt of deferred vendor incentives	13,876	10,096
Share-based compensation provision	12,973	9,841
Distributions received from joint venture	10,784	9,718
Impairment of long-lived assets	9,820	41,424
Loss on disposal of Arby’s	8,849	—
Deferred income tax provision (benefit), net	8,600	(4,918)
Non-cash rent expense	6,166	7,152
Accretion of long-term debt	6,137	13,013
Write-off and amortization of deferred financing costs	4,854	10,378
Tax sharing payable to parent, net	2,437	(8,673)
Provision for doubtful accounts	2,004	7,586
Other operating transactions with parent	(4,366)	(6,831)
Equity in earnings in joint ventures, net	(7,817)	(7,127)
Tax sharing payment to parent	(13,078)	—
Other, net	191	(1,731)
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,664)	(6,721)
Inventories	(210)	1,824
Prepaid expenses and other current assets	(8,520)	(7,386)
Accounts payable	8,960	(7,289)
Accrued expenses and other current liabilities	(513)	(32,616)
Net cash provided by operating activities	179,300	170,963
Cash flows from investing activities:
Proceeds from sale of Arby’s, net	103,162	—
Proceeds from other dispositions	3,799	4,394
Capital expenditures	(91,913)	(94,736)
Restaurant acquisitions	(6,613)	—
Franchise incentive loans	(1,269)	—
Investment in joint venture	(1,183)	—
Other, net	(245)	1,369
Net cash provided by (used in) investing activities	5,738	(88,973)
Cash flows from financing activities:
Proceeds from long-term debt	—	497,661
Repayments of long-term debt	(35,594)	(462,831)
Dividends paid to parent	—	(443,700)
Deferred financing costs	(57)	(16,286)
Net cash used in financing activities	(35,651)	(425,156)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	149,387	(343,166)
Effect of exchange rate changes on cash	(2,556)	894
Net increase (decrease) in cash and cash equivalents	146,831	(342,272)
Cash and cash equivalents at beginning of period	198,686	538,864
Cash and cash equivalents at end of period	$345,517	$196,592

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$96,097	$107,326
Income taxes, net of refunds	$9,531	$7,458

Supplemental non-cash investing and financing activities:
Total capital expenditures	$92,707	$99,553
Cash capital expenditures	(91,913)	(94,736)
Non-cash capitalized lease and certain sales-leaseback obligations	$794	$4,817

Indirect investment in Arby's	$19,000	$—

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of October 2, 2011 and the results of our operations for the three months and nine months ended October 2, 2011 and October 3, 2010 and our cash flows for the nine months ended October 2, 2011 and October 3, 2010. The results of operations for the three months and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for the full 2011 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and Wendy’s Restaurants, and combined notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “Form 10-K”).

On July 5, 2011, and as a result of the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) discussed in Note 2, Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company and Wendy’s/Arby’s Restaurants, LLC, a 100% owned subsidiary of The Wendy’s Company, changed its name to Wendy’s Restaurants.

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

(2) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s, its wholly owned subsidiary, to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130,000 in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190,000 of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations. The sale occurred pursuant to the terms of a Purchase and Sale Agreement by and among Wendy’s Restaurants, Buyer Parent and Buyer dated as of June 13, 2011. In accordance with the Purchase and Sale Agreement, The Wendy’s Company made an election under §338(h)(10) of the Internal Revenue Code, which has the effect of treating the transaction as a sale of assets and results in an approximate $240,000 ordinary loss for income tax purposes. Had this election not been made, the sale of Arby’s common stock would have resulted in a capital loss for income tax purposes.
Wendy’s Restaurants also entered into a Stockholders Agreement with Buyer Parent and ARG Investment Corporation, an entity affiliated with Buyer Parent, which sets forth certain agreements among the parties thereto concerning, among other things, the governance of Buyer Parent and transfer rights, information rights and registration rights with respect to the equity securities of Buyer Parent. In addition, Wendy’s Restaurants entered into a Transition Services Agreement with Buyer, pursuant to which it is providing and being reimbursed for continuing corporate and shared services to Buyer for a limited period of time; such services are currently anticipated to be completed by the end of 2011.
Information related to Arby’s has been reflected in the accompanying condensed consolidated financial statements as follows:

•
Balance sheets - As a result of our sale of Arby’s on July 4, 2011, there are no remaining Arby’s assets and liabilities as of October 2, 2011. Arby’s assets and liabilities were included in our condensed consolidated balance sheet as of January 2, 2011; however, they were not reclassified to discontinued operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

•
Statements of operations - Arby’s (loss) income from operations for the period from January 3, 2011 through July 3, 2011 and the three months and nine months ended October 3, 2010 has been classified as discontinued operations. Loss from discontinued operations for the three months and nine months ended October 2, 2011 also includes additional Arby’s expenses which were incurred as a result of the sale and the loss on Arby’s disposal, as further described below.

•
Statements of cash flows - Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the nine months ended October 3, 2010) have been included in, and not separately reported from, all our cash flows. The statement of cash flows for the nine months ended October 2, 2011 also includes the effects of the sale of Arby’s in the third quarter of 2011.

Our condensed consolidated statements of operations for periods through July 3, 2011 (prior to the Arby’s sale) include certain indirect corporate overhead costs in “General and administrative,” which for segment reporting purposes had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that was assumed by Buyer has been included in discontinued operations; interest expense on Wendy’s Restaurants’ credit agreement, which was not required to be repaid as a result of the sale, continues to be included in “Interest expense” in continuing operations.

The following table details Arby’s revenues and (loss) income from operations which have been reported in discontinued operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues	$—	$260,506	$546,453	$782,826

Loss from discontinued operations, net of income taxes:
(Loss) income from discontinued operations before income taxes	$(2,287)	$(4,549)	$1,992	$(11,492)
Benefit from (provision for) income taxes	846	4,397	(874)	5,929
	(1,441)	(152)	1,118	(5,563)
Loss on disposal, net of income taxes	(5,069)	—	(8,849)	—
Loss from discontinued operations	$(6,510)	$(152)	$(7,731)	$(5,563)

Included in loss from discontinued operations for the three months ended October 2, 2011 are (1) $2,112 for certain sales and use tax liabilities pursuant to the indemnification provisions of the Purchase and Sale Agreement, (2) incentive compensation of $704 as a result of the completion of the Arby’s sale, and (3) the reversal of previously recognized compensation costs of $529 due to the modification of the terms of stock awards which had been issued to Arby’s employees.

The Companies recorded a pre-tax loss on disposal of Arby’s of $5,277 during the nine months ended October 2, 2011 which included the effect of the valuation of our indirect retained interest ($19,000), transaction closing costs ($11,500), and post closing purchase price adjustments primarily related to working capital ($14,800). During the three months ended October 2, 2011, the Companies recorded favorable adjustments of $723 which reduced the estimated loss on disposal recorded in the second quarter of 2011. The Companies recognized income tax expense associated with the loss on disposal of $3,572 during the nine months ended October 2, 2011. This income tax expense was comprised of (1) an income tax benefit (expense) of $2,220 and $(268) recorded in the second and third quarter of 2011, respectively, on the pre-tax loss on disposal and (2) income tax expense of $5,524 recorded in the third quarter of 2011 upon completion of the Arby’s sale due to a permanent difference between the book and tax basis of Arby’s goodwill.

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

(3) Acquisitions and Other Dispositions

During the nine months ended October 2, 2011, Wendy’s acquired nine Wendy’s franchised restaurants in three separate acquisitions. The total consideration for these acquisitions before post closing adjustments was $7,673 consisting of (1) $6,613 of cash, net of $55 of cash acquired, and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values with the excess of $3,689 recognized as goodwill. During the nine months ended October 2, 2011, Wendy’s also assumed the operations and management of four additional Wendy’s franchised restaurants.

During the nine months ended October 2, 2011, Wendy’s received proceeds from dispositions of $2,865 consisting of $1,125 from the sale of three company-owned Wendy’s restaurants to franchisees, $899 from the sale of surplus properties, and $841 related to other dispositions. These sales resulted in a net gain of $744 which is included as an offset to “Depreciation and amortization.”

During the nine months ended October 3, 2010, Wendy’s received proceeds from dispositions of $2,174 consisting of $1,123 from the sale of surplus properties, $821 from the sale of two company-owned Wendy’s restaurants, and $230 related to other dispositions. These sales resulted in a net gain of $1,292 which is included as an offset to “Depreciation and amortization.”

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

During the fourth quarter of 2008, we recognized an allowance for collectability of $21,227 to reduce the then carrying amount of the notes to $24,983. As a result, we recognized income of $4,909 during the nine months ended October 3, 2010, as the repayment proceeds exceeded the carrying value of the DFR Notes. This gain is included in “Investment income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Investment in Joint Ventures

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

Presented below is an unaudited summary of activity related to our portion of TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of operations:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Balance at beginning of period (a)	$98,631	$97,476

Equity in earnings for the period	10,258	9,309
Amortization of purchase price adjustments	(2,170)	(2,182)
	8,088	7,127

Distributions received	(10,784)	(9,718)
Currency translation adjustment included in “Comprehensive income”	(5,050)	3,465
Balance at end of period (a)	$90,885	$98,350
_____________________
(a) Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the nine months ended October 2, 2011 and October 3, 2010, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	October 2, 2011		October 3, 2010
Balance sheet information:
Properties	C$	76,158	C$	80,011
Cash and cash equivalents	2,644		2,315
Accounts receivable	4,418		3,941
Other	2,628		3,011
	C$	85,848	C$	89,278

Accounts payable and accrued liabilities	C$	1,541	C$	1,418
Other liabilities	8,975		8,844
Partners’ equity	75,332		79,016
	C$	85,848	C$	89,278

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Nine Months Ended
	October 2, 2011		October 3, 2010
Income statement information:
Revenues	C$	29,131	C$	28,620
Income before income taxes and net income	20,404		19,064

Investment in Joint Venture in Japan

During the second quarter of 2011, Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”). Wendy’s 49% share of the joint venture is accounted for using the equity method of accounting. The Japan JV expects to open its first restaurant before the end of 2011.

As of October 2, 2011, the carrying value of our investment in the Japan JV was $912, which is included in “Investments.” For the nine months ended October 2, 2011, we recognized a loss of $271 which is included in “Other operating expense, net.”

(6) Fair Value of Financial Instruments

Below are the carrying amounts and estimated fair values of the Companies’ financial instruments for which the disclosure of fair values is required.

	October 2, 2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Financial assets
Carrying Amount:
Non-current cost investments	$22,812	$4,598	$27,410
Interest rate swaps	13,014	—	13,014

Fair Value:
Non-current cost investments (a)	$25,219	$20,600	$45,819
Interest rate swaps (b)	13,014	—	13,014

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	October 2, 2011
	Carrying Amount	Fair Value
Financial liabilities
Long-term debt, including current portion:
10% senior notes (c)	$554,474	$602,855
Wendy’s Restaurants term loan (c)	467,163	466,718
6.20% senior notes (c)	224,777	234,000
Sale-leaseback obligations (d)	1,460	1,732
Capitalized lease obligations (d)	14,151	15,585
7% debentures (c)	82,056	87,500
Other	1,060	1,088
Total Wendy’s Restaurants long-term debt, including current portion	1,345,141	1,409,478
6.54% aircraft term loan (d)	11,654	11,840
Total The Wendy’s Company long-term debt, including current portion	$1,356,795	$1,421,318

Guarantees of:
Franchisee loans obligations (e)	$420	$420
_______________

(a)
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

(b)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(c)	The fair values were based on quoted market prices.

(d)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(e)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to the short-term maturities of those items. The carrying amounts of accounts and notes receivable (both current and non-current) approximated fair value due to the effect of related allowances for doubtful accounts and notes receivable.

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

The following table presents the Companies’ financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of October 2, 2011 by the valuation hierarchy as defined in the fair value guidance:

		Fair Value Measurements
	October 2, 2011	Level 1	Level 2	Level 3
Interest rate swaps (included in “Deferred costs and other assets”)	$13,014	$—	$13,014	$—

The following table presents the fair values for those assets and liabilities of continuing operations measured at fair value during the nine months ended October 2, 2011 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the nine months ended October 2, 2011. The carrying value of properties presented in the table below substantially represents the remaining carrying value of land for Wendy’s properties that were impaired in the first quarter of 2011. See Note 7 for more information on the impairment of our long-lived assets.

					Nine Months Ended October 2, 2011 Total Losses
		Fair Value Measurements
	October 2, 2011	Level 1	Level 2	Level 3
Properties	$575	$—	$—	$575	$6,449
Other intangible assets	—	—	—	—	1,813
	$575	$—	$—	$575	$8,262

Derivative instruments

The Companies’ derivative instruments in the third quarter of 2011 included interest rate swaps on Wendy’s 6.20% senior notes with notional amounts totaling $225,000 that were all designated as fair value hedges. At October 2, 2011 and January 2, 2011, the fair value of these interest rate swaps of $13,014 and $9,623, respectively, has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes.

Interest income on interest rate swaps was $1,402 and $4,250 for the three months and nine months ended October 2, 2011, respectively, and $1,320 and $6,396 for the three months and nine months ended October 3, 2010, respectively. In connection with the redemption of the Wendy’s 6.25% senior notes during the second quarter of 2010, we recognized a gain of $1,875 on the cancellation of four interest rate swaps with notional amounts totaling $175,000, which is included in the amounts above for the nine months ended October 3, 2010.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Impairment of Long-Lived Assets

Wendy’s company-owned restaurant impairment losses included in the table below for the nine months ended October 2, 2011 and the three months and nine months ended October 3, 2010 predominantly reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. The Wendy’s impairment losses for the three months and nine months ended October 3, 2010 also included write-downs in the carrying value of certain surplus properties and properties held for sale.

These impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”  The fair values of impaired assets in the table below were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs).

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Impairment of company-owned restaurants:
Properties	$—	$17,373	$6,449	$17,448
Intangible assets	—	3,548	1,813	3,955
	$—	$20,921	$8,262	$21,403

Arby’s company-owned restaurant impairment losses of $6,488 and $20,021 for the three months and nine months ended October 3, 2010, respectively, predominantly reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. These impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in discontinued operations and not included in the table above.

The fair values of impaired assets were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs). Arby’s impairment losses for the period from January 3, 2011 through July 4, 2011 (its date of sale) were not significant. See Note 2 for more information on discontinued operations.

(8) Income Taxes

The Company’s effective tax rate for the three months ended October 2, 2011 and effective tax rate benefit for the three months ended October 3, 2010 was 41.0% and 91.2%, respectively. Wendy’s Restaurants effective tax rate for the three months ended October 2, 2011 and effective tax rate benefit for the three months ended October 3, 2010 was 39.6% and 108.2%, respectively. The Companies’ effective tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, (3) adjustments related to prior year tax matters, and (4) the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the repatriation of foreign earnings during the third quarter of 2010.

The Company’s effective tax rate for the nine months ended October 2, 2011 and effective tax rate benefit for the nine months ended October 3, 2010 was 40.3% and 44.0%, respectively. Wendy’s Restaurants effective tax rate for the nine months ended October 2, 2011 and effective tax rate benefit for the nine months ended October 3, 2010 was 39.2% and 35.7%, respectively. The Companies’ effective tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, (3) adjustments related to prior year tax matters, (4) the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the repatriation of foreign earnings during the third quarter of 2010, and (5) a reduction in our state valuation allowances in 2010.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

There were no significant changes to unrecognized tax benefits or related interest and penalties for either the Company or Wendy’s Restaurants for the nine month periods ended October 2, 2011 and October 3, 2010. Amounts payable for Federal and certain state income taxes are settled by Wendy’s Restaurants to The Wendy’s Company under a tax sharing agreement. During the nine months ended October 2, 2011 and October 3, 2010, Wendy’s Restaurants made tax sharing payments to The Wendy’s Company of $13,078 and $0, respectively.

(9) Income (Loss) Per Share

(The Wendy’s Company)

Basic income (loss) per share for the three months and nine months ended October 2, 2011 and October 3, 2010 was computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted income per share was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Common Stock:
Weighted average basic shares outstanding	395,677	417,985	410,624	428,968
Dilutive effect of stock options and restricted shares	2,222	—	1,619	1,006
Weighted average diluted shares outstanding	397,899	417,985	412,243	429,974

Diluted income (loss) per share for the three months and nine months ended October 2, 2011 and the nine months ended October 3, 2010 was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. For the three months and nine months ended October 2, 2011, we excluded 20,525 and 19,038, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects. For the nine months ended October 3, 2010, we excluded 23,846 of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects. Diluted loss per share for the three months ended October 3, 2010 was the same as basic loss per share since we reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities would have been antidilutive.

As of October 2, 2011, our potential common shares consisted of the following: (1) outstanding stock options which can be exercised into 31,022 shares of our Common Stock and (2) 3,820 restricted stock units and other restricted stock awards.

(10) Debt and Equity

Debt

The Wendy’s Restaurants senior secured term loan facility (the “Term Loan”), which is part of the credit agreement entered into in May 2010 and is further described in the Form 10-K, requires prepayments of principal amounts resulting from certain events and on an annual basis from Wendy’s Restaurants excess cash flow as defined under the Term Loan. An excess cash flow payment for fiscal 2010 of $24,874 was paid in the first quarter of 2011. Wendy’s Restaurants was not required to utilize any portion of the proceeds from the sale of Arby’s described in Note 2 as a Term Loan prepayment.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Stockholders’ Equity

(The Wendy’s Company)

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Balance, beginning of year	$2,163,174	$2,336,339
Comprehensive (loss) income (a)	(6,858)	14,347
Share-based compensation	13,756	10,519
Exercises of stock options	5,199	1,227
Dividends paid	(24,584)	(19,260)
Repurchases of common stock for treasury	(152,681)	(167,744)
Other	(653)	(841)
Balance, end of the period	$1,997,353	$2,174,587
_______________

(a)	The following is a summary of the components of comprehensive income, net of income taxes:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Net income	$5,891	$6,433
Net change in currency translation adjustment	(12,703)	7,878
Net unrealized losses on available-for-sale securities	—	(59)
Change in net unrecognized pension loss	(46)	95
Other comprehensive (loss) income	(12,749)	7,914
Comprehensive (loss) income	$(6,858)	$14,347

Invested Equity

(Wendy’s Restaurants)

The following is a summary of the changes in invested equity:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Balance, beginning of year	$1,776,630	$2,197,907
Comprehensive (loss) income (a)	(90)	15,061
Share-based compensation	12,973	9,841
Dividends paid to The Wendy’s Company	—	(443,700)
Other	—	(76)
Balance, end of the period	$1,789,513	$1,779,033

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

_______________

(a)	The following is a summary of the components of comprehensive income, net of income taxes:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Net income	$12,314	$7,172
Net change in currency translation adjustment	(12,703)	7,878
Change in net unrecognized pension loss (b)	299	11
Other comprehensive (loss) income	(12,404)	7,889
Comprehensive (loss) income	$(90)	$15,061

(b)	Includes the reclassification of the change in net unrecognized pension loss related to Arby’s pension liability to a subsidiary of The Wendy’s Company.

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

Equipment for Systemwide Core Menu Initiative

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s initiated incentive programs for franchisees including the partial subsidy of interest rates and a guarantee program, and committed to a direct loan of up to $2,700 in the fourth quarter of 2011. Wendy’s has accrued liabilities under these initiatives of approximately $621 as of October 2, 2011.

Breakfast Test Expansion

In order to encourage franchisees to participate in expanded testing of the breakfast daypart, Wendy’s has established the following programs:

•
Wendy’s will continue to lease equipment to certain franchisees that are testing the breakfast program. At the time breakfast becomes a required program, the franchisees will be required to purchase the equipment from Wendy’s based on its then book value plus installation costs. The total amount of expenditures for equipment (including installation) leased to franchisees is expected to be no more than $4,500.

•
Additionally, Wendy’s is providing loans to certain franchisees for the purchase and installation of equipment required to implement the breakfast program. The loans are expected to not exceed $25 per restaurant, carry no interest charge and be repayable in full 24 months after the installation is completed. Wendy’s will fund a maximum of $20,000 of these loans for early adopters of the breakfast program.

As of October 2, 2011, Wendy’s has purchased equipment with a current net book value of approximately $1,846 that has been leased to franchisees and has made loans of $1,269 under the above breakfast program. The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program. Based on franchisee participation in the breakfast program, Wendy’s estimates the royalties not to be received under this program will approximate $5,000 over the three year period.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

•
Contributions otherwise due to The Wendy’s National Advertising Program, Inc. (“Wendy’s National Advertising Program”) based on breakfast sales will not be made but will be required to be reinvested in local advertising and promotions for the breakfast program until Wendy’s National Advertising Program begins to purchase national advertising for the breakfast programs.

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

Canadian Lease Guarantee Program

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5,000 for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of October 2, 2011, the Canadian subsidiary had guaranteed C$249 under this program. Wendy’s has accrued a liability for the fair value of these guarantees.

(12) Transactions with Related Parties

The following is a summary of ongoing transactions between the Companies and their related parties which are included in continuing operations and includes any updates and amendments since those reported in the Form 10-K:

	Nine Months Ended
	October 2, 2011	October 3, 2010
SSG agreement (a)	$(2,275)	$4,900
Subleases with related parties (b)	(157)	(100)
Advisory fees (c)	—	2,465

(The Wendy’s Company)
Advisory fees (c)	$500	$750
Sublease income (d)	(1,225)	(1,228)
Use of corporate aircraft (e)	(100)	(90)
Liquidation services agreement (f)	220	331

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

(b)
Wendy’s and QSCC entered into a sublease amendment, effective January 1, 2011, which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of $176 with five one-year renewal options. On July 5, 2011, QSCC renewed the lease for a one year period ending December 31, 2012.

The Companies received $23 and $16 of sublease income from SSG and $134 and $84 of sublease income from QSCC during the first nine months of 2011 and 2010, respectively.

Transactions with the Management Company

(c)
The Companies paid approximately $2,465 in the second quarter of 2010 in fees for corporate finance advisory services in connection with the negotiation and execution of the Wendy’s Restaurants credit agreement.

In addition, The Wendy’s Company incurred service fees of $500 and $750 in the first nine months of 2011 and 2010, respectively, which are included in “General and administrative.”

These fees were paid to a management company (the “Management Company”) which was formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman, in connection with a services agreement which expired on June 30, 2011.

(d)
The Wendy’s Company recognized income of $1,225 and $1,228 from the Management Company under subleases, which expire in May 2012, for office space on two of the floors of the Company’s former New York headquarters for the first nine months of 2011 and 2010, respectively, which has been recorded as a reduction of “General and administrative.”

(e)
On June 29, 2011, The Wendy’s Company and TASCO, LLC, an affiliate of the Management Company, entered into an agreement to extend an aircraft lease agreement for an additional one year period (expiring on June 30, 2012) for an increased monthly rent of $13. Under the extended lease agreement, TASCO, LLC continues to be responsible for operating costs related to the aircraft’s usage. The Wendy’s Company received lease income of $100 and $90 in the first nine months of 2011 and 2010, respectively, which is included as an offset to “General and administrative.”

We intend to dispose of the Company-owned aircraft leased under the lease agreement discussed above as soon as practicable. As of October 2, 2011, the aircraft has a carrying value that approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

(f)
The Wendy’s Company paid the Management Company a fee of $900 in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date for assistance in the sale, liquidation, or other disposition of certain of our investments. Related amortization of $220 and $331 was recorded in “General and administrative” in the first nine months of 2011 and 2010, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Wendy’s Restaurants)

The following is a summary of continuing transactions between Wendy’s Restaurants and The Wendy’s Company:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Dividends paid (g)	$—	$443,700
Other transactions:
Payments for Federal and state income tax (h)	13,078	—
Share-based compensation (i)	10,917	9,841
Expense under management service agreements (j)	2,521	3,763
_____________________

(g)	Wendy’s Restaurants paid cash dividends to The Wendy’s Company which were charged to “Invested equity.”

(h)	Wendy’s Restaurants made cash payments to The Wendy’s Company under a tax sharing agreement, as discussed in Note 8.

(i)
Wendy’s Restaurants incurs share based compensation costs for The Wendy’s Company Common Stock awards issued to certain employees under The Wendy’s Company various equity plans. Such compensation cost is allocated by The Wendy’s Company to Wendy’s Restaurants and is correspondingly recorded as capital contributions from The Wendy’s Company.

(j)
Wendy’s Restaurants incurred $2,521 and $3,763 for management services during the first nine months of 2011 and 2010, respectively. Such fees were included in “General and administrative” and were settled through Wendy’s Restaurants’ intercompany account with The Wendy’s Company. Effective upon the sale of Arby’s, the agreement for such management services was terminated.

As a result of the sale of Arby’s, Arby’s and its affiliates are no longer considered related parties. Prior to the sale, the transactions between Arby’s and its non-consolidated affiliates were not material.

(13) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of October 2, 2011, the Companies had reserves for continuing operations for all of its legal and environmental matters aggregating $1,722. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(14) Transaction Related Costs

Following the sale of Arby’s and the related announcement that the Companies’ headquarters would be relocated to Ohio, our then President and Chief Executive Officer of the Company resigned effective as of September 12, 2011. The former President and Chief Executive Officer continues to serve as a director of the Company and, until December 30, 2011, remains an employee of the Company in the capacity of Special Advisor. As a result, and in accordance with the termination provisions of the related employment agreement, the Companies incurred termination costs of $12,568 (principally for required payments of $7,987 and vesting of previously issued stock awards of $4,581) in the third quarter of 2011, which are included in the table below.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the Companies “Transaction related costs” associated with the sale of Arby’s and related corporate realignment:

	Three Months	Nine Months
	Ended	Ended
	October 2, 2011	October 2, 2011

Termination and severance (including stock compensation costs)	$14,462	$16,208
Employee retention (a)	5,305	7,855
Bonus	2,529	2,529
Relocation (b)	826	827
Other professional fees	368	2,034
Other	81	89
Total Wendy’s Restaurants	23,571	29,542
Employee retention	96	159
Other professional fees	4	845
Other	168	216
Total The Wendy’s Company	$23,839	$30,762
_____________________

(a)
The Companies expect to expense retention payments for current Wendy’s Restaurants employees of approximately $214 and $45 during the fourth quarter of 2011 and the first quarter of 2012, respectively.

(b)
Compensation costs of $1,500 incurred during the third quarter of 2011 due to the relocation of a corporate executive will be expensed over the three year period following this executive’s relocation in accordance with the terms of the agreement.

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

In September 2011, the FASB issued an amendment that permits a company to make an assessment of whether it is more likely than not that a reporting unit’s fair value is greater than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In September 2011, the FASB issued an amendment that increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer pension and postretirement benefit plans. The amendment does not change the recognition and measurement guidance for an employer’s participation in a multiemployer plan. The guidance is effective commencing with our fiscal year 2011 Annual Report on Form 10-K.

(16) Guarantor/Non-Guarantor

(Wendy’s Restaurants)

Wendy’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under, our 10% senior notes. Each of the guaranteeing subsidiaries is a direct or indirect 100% owned subsidiary of Wendy’s Restaurants and each has fully and unconditionally guaranteed the 10% senior notes on a joint and several basis.

As a result of the closing of the sale of Arby’s on July 4, 2011 as described in Note 2, Arby’s and its subsidiaries are no longer guaranteeing subsidiaries of the amounts outstanding under the 10% senior notes. Accordingly, the condensed consolidating financial statements presented below have been retroactively revised to reflect Arby’s and its subsidiaries as non-guarantors for all periods presented. Information related to Arby’s has been reflected as discontinued operations in the condensed consolidating statements of operations for the period from January 3, 2011 through July 3, 2011 and the three months and nine months ended October 3, 2010. Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the nine months ended October 3, 2010) have been included in, and not separately reported from, all our cash flows.

The following are included in the presentation of our: (1) Condensed Consolidating Balance Sheets as of October 2, 2011 and January 2, 2011, (2) Condensed Consolidating Statements of Operations for the three months and nine months ended October 2, 2011 and October 3, 2010, and (3) Condensed Consolidating Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010 to reflect:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
October 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$142,319	$160,985	$42,213	$—	$345,517
Accounts and notes receivable	4,841	62,437	3,530	—	70,808
Inventories	—	11,525	983	—	12,508
Prepaid expenses and other current assets	4,809	17,339	1,237	—	23,385
Deferred income tax benefit	37,781	20,927	1,050	—	59,758
Advertising funds restricted assets	—	—	72,116	—	72,116
Total current assets	189,750	273,213	121,129	—	584,092
Properties	11,395	1,087,765	53,457	—	1,152,617
Goodwill	—	826,962	46,016	—	872,978
Other intangible assets	18,480	1,266,698	24,026	—	1,309,204
Investments	19,000	—	95,609	—	114,609
Deferred costs and other assets	27,871	39,760	248	—	67,879
Net investment in subsidiaries	2,479,879	242,444	—	(2,722,323)	—
Deferred income tax benefit	54,877	—	—	(54,877)	—
Due from affiliate	67,705	—	—	(67,705)	—
Total assets	$2,868,957	$3,736,842	$340,485	$(2,844,905)	$4,101,379

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,465	$915	$271	$—	$6,651
Accounts payable	12,262	50,552	6,343	—	69,157
Accrued expenses and other current liabilities	40,279	144,004	9,227	—	193,510
Advertising funds restricted liabilities	—	—	72,116	—	72,116
Total current liabilities	58,006	195,471	87,957	—	341,434
Long-term debt	1,016,888	318,136	3,466	—	1,338,490
Due to affiliates	—	83,489	3,617	(67,705)	19,401
Deferred income	—	12,765	372	—	13,137
Deferred income taxes	—	541,504	15,971	(54,877)	502,598
Other liabilities	4,550	84,123	8,133	—	96,806
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,436,432	2,417,177	197,630	(2,614,807)	2,436,432
(Accumulated deficit) retained earnings	(487,186)	243,910	28,072	(271,982)	(487,186)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive loss	(4,733)	(4,733)	(4,733)	9,466	(4,733)
Total invested equity	1,789,513	2,501,354	220,969	(2,722,323)	1,789,513
Total liabilities and invested equity	$2,868,957	$3,736,842	$340,485	$(2,844,905)	$4,101,379

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,355	$53,810	$65,521	$—	$198,686
Accounts and notes receivable	320	61,508	21,524	—	83,352
Inventories	—	12,522	10,172	—	22,694
Prepaid expenses and other current assets	3,900	12,434	7,698	—	24,032
Deferred income tax benefit	17,634	20,926	6,507	—	45,067
Advertising funds restricted assets	—	—	76,553	—	76,553
Total current assets	101,209	161,200	187,975	—	450,384
Properties	13,748	1,084,546	443,559	—	1,541,853
Goodwill	—	823,539	65,382	—	888,921
Other intangible assets	21,453	1,285,615	51,506	—	1,358,574
Investments	—	—	102,406	—	102,406
Deferred costs and other assets	32,610	32,384	9,565	—	74,559
Net investment in subsidiaries	2,559,526	381,828	—	(2,941,354)	—
Deferred income tax benefit	86,423	—	—	(86,423)	—
Due from affiliate	59,618	—	—	(59,618)	—
Total assets	$2,874,587	$3,769,112	$860,393	$(3,087,395)	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,228	$687	$11,132	$—	$17,047
Accounts payable	4,624	52,242	24,282	—	81,148
Accrued expenses and other current liabilities	38,871	128,089	77,340	—	244,300
Advertising funds restricted liabilities	—	—	76,553	—	76,553
Total current liabilities	48,723	181,018	189,307	—	419,048
Long-term debt	1,043,623	310,339	188,722	—	1,542,684
Due to affiliates	—	60,653	29,773	(59,618)	30,808
Deferred income	—	6,291	5,169	—	11,460
Deferred income taxes	—	541,800	23,095	(86,423)	478,472
Other liabilities	5,611	86,993	64,991	—	157,595
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,423,459	3,244,488	1,077,762	(4,322,250)	2,423,459
Accumulated deficit	(499,500)	(515,141)	(726,097)	1,241,238	(499,500)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	7,671	7,671	7,671	(15,342)	7,671
Total invested equity	1,776,630	2,582,018	359,336	(2,941,354)	1,776,630
Total liabilities and invested equity	$2,874,587	$3,769,112	$860,393	$(3,087,395)	$4,416,697

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$472,289	$62,236	$—	$534,525
Franchise revenues	—	71,735	5,156	—	76,891
	—	544,024	67,392	—	611,416

Costs and expenses:
Cost of sales	—	404,920	53,080	—	458,000
General and administrative	11,251	47,418	4,063	—	62,732
Transaction related costs	25,317	—	(1,746)	—	23,571
Depreciation and amortization	2,859	25,206	2,693	—	30,758
Other operating expense (income), net	—	2,678	(2,316)	—	362
	39,427	480,222	55,774	—	575,423
Operating (loss) profit	(39,427)	63,802	11,618	—	35,993
Interest expense	(22,234)	(5,822)	(115)	—	(28,171)
Other income (expense), net	136	4,260	(4,095)	—	301
Equity in income of subsidiaries	42,734	5,377	—	(48,111)	—
(Loss) income from continuing operations before income taxes	(18,791)	67,617	7,408	(48,111)	8,123
Benefit from (provision for) income taxes	22,260	(23,442)	(2,031)	—	(3,213)
Income from continuing operations	3,469	44,175	5,377	(48,111)	4,910
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	(1,441)	—	(1,441)
Loss on disposal of discontinued operations, net of income taxes	(5,069)	—	—	—	(5,069)
Loss from discontinued operations, net of income taxes	(5,069)	—	(1,441)	—	(6,510)
Net (loss) income	$(1,600)	$44,175	$3,936	$(48,111)	$(1,600)

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING INCOME STATEMENT
For the three months ended October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$467,668	$57,414	$—	$525,082
Franchise revenues	—	70,706	4,947	(27)	75,626
	—	538,374	62,361	(27)	600,708

Costs and expenses:
Cost of sales	—	402,988	48,331	—	451,319
General and administrative	—	62,739	9,621	—	72,360
Depreciation and amortization	3,116	26,397	2,661	—	32,174
Impairment of long-lived assets	—	17,213	3,708	—	20,921
Other operating expense (income), net	—	3,171	(1,618)	—	1,553
	3,116	512,508	62,703	—	578,327
Operating (loss) profit	(3,116)	25,866	(342)	(27)	22,381
Interest expense	(22,641)	(6,000)	(214)	—	(28,855)
Other income (expense), net	—	4,146	(3,912)	—	234
Equity in income (loss) of subsidiaries	10,850	(9,395)	—	(1,455)	—
(Loss) income from continuing operations before income taxes	(14,907)	14,617	(4,468)	(1,482)	(6,240)
Benefit from (provision for) income taxes	15,264	(3,588)	(4,927)	—	6,749
Income (loss) from continuing operations	357	11,029	(9,395)	(1,482)	509
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(179)	27	(152)
Net income (loss)	$357	$11,029	$(9,574)	$(1,455)	$357

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING INCOME STATEMENT
For the nine months ended October 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$1,409,928	$178,207	$(87)	$1,588,048
Franchise revenues	—	213,772	14,534	(14)	228,292
	—	1,623,700	192,741	(101)	1,816,340

Costs and expenses:
Cost of sales	—	1,205,511	156,158	—	1,361,669
General and administrative	11,251	170,808	25,314	—	207,373
Transaction related costs	29,542	—	—	—	29,542
Depreciation and amortization	7,886	74,572	7,932	—	90,390
Impairment of long-lived assets	—	7,890	372	—	8,262
Other operating expense (income), net	—	8,223	(6,641)	—	1,582
	48,679	1,467,004	183,135	—	1,698,818
Operating (loss) profit	(48,679)	156,696	9,606	(101)	117,522
Interest expense	(67,758)	(17,103)	(393)	—	(85,254)
Other income (expense), net	136	12,291	(11,724)	—	703
Equity in income (loss) of subsidiaries	89,796	(5,275)	—	(84,521)	—
(Loss) income from continuing operations before income taxes	(26,505)	146,609	(2,511)	(84,622)	32,971
Benefit from (provision for) income taxes	47,668	(57,830)	(2,764)	—	(12,926)
Income (loss) from continuing operations	21,163	88,779	(5,275)	(84,622)	20,045
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	1,017	101	1,118
Loss on disposal of discontinued operations, net of income taxes	(8,849)	—	—	—	(8,849)
(Loss) income from discontinued operations, net of income taxes	(8,849)	—	1,017	101	(7,731)
Net income (loss)	$12,314	$88,779	$(4,258)	$(84,521)	$12,314

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING INCOME STATEMENT
For the nine months ended October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$1,400,788	$169,452	$—	$1,570,240
Franchise revenues	—	208,415	14,228	(27)	222,616
	—	1,609,203	183,680	(27)	1,792,856

Costs and expenses:
Cost of sales	—	1,179,325	145,645	—	1,324,970
General and administrative	—	191,457	33,749	—	225,206
Depreciation and amortization	9,341	77,983	7,731	—	95,055
Impairment of long-lived assets	—	17,695	3,708	—	21,403
Other operating expense (income), net	—	8,315	(5,428)	—	2,887
	9,341	1,474,775	185,405	—	1,669,521
Operating (loss) profit	(9,341)	134,428	(1,725)	(27)	123,335
Interest expense	(56,263)	(23,132)	(9,357)	—	(88,752)
Loss on early extinguishment of debt	—	(20,430)	(5,767)	—	(26,197)
Other income (expense), net	157	12,293	(11,451)	—	999
Equity in income (loss) of subsidiaries	26,830	(38,142)	—	11,312	—
(Loss) income from continuing operations before income taxes	(38,617)	65,017	(28,300)	11,285	9,385
Benefit from (provision for) income taxes	45,789	(32,597)	(9,842)	—	3,350
Income (loss) from continuing operations	7,172	32,420	(38,142)	11,285	12,735
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(5,590)	27	(5,563)
Net income (loss)	$7,172	$32,420	$(43,732)	$11,312	$7,172

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$12,314	$88,779	$(4,258)	$(84,521)	$12,314
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss from operations of subsidiaries	(89,796)	5,275	—	84,521	—
Depreciation and amortization	7,886	74,572	30,045	—	112,503
Net receipt of deferred vendor incentives	—	6,789	7,087	—	13,876
Share-based compensation provision	8,480	3,821	672	—	12,973
Distributions received from joint venture	—	—	10,784	—	10,784
Impairment of long-lived assets	—	7,890	1,930	—	9,820
Loss on disposal of Arby's	8,849	—	—	—	8,849
Deferred income tax provision (benefit), net	8,856	(826)	570	—	8,600
Non-cash rent expense (credit)	—	6,434	(268)	—	6,166
Accretion of long-term debt	1,590	4,383	164	—	6,137
Write-off and amortization of deferred financing costs	4,854	—	—	—	4,854
Tax sharing (receivable from) payable to affiliate, net	(57,495)	59,932	—	—	2,437
(Recovery of) provision for doubtful accounts	—	(319)	2,323	—	2,004
Tax sharing receipt from (payment to) affiliate, net	36,000	(36,000)	—	—	—
Other operating transactions with affiliates	58,509	(2,651)	(60,224)	—	(4,366)
Equity in earnings in joint ventures, net	—	—	(7,817)	—	(7,817)
Tax sharing payment to The Wendy's Company	(13,078)	—	—	—	(13,078)
Other, net	(948)	2,342	(1,203)	—	191
Changes in operating assets and liabilities:
Accounts and notes receivable	(806)	(1,891)	(3,967)	—	(6,664)
Inventories	(6)	1,031	(1,235)	—	(210)
Prepaid expenses and other current assets	(1,727)	(3,551)	(3,242)	—	(8,520)
Accounts payable	2,370	527	6,063	—	8,960
Accrued expenses and other current liabilities	(6,749)	9,037	(2,801)	—	(513)
Net cash (used in) provided by operating activities	(20,897)	225,574	(25,377)	—	179,300
Cash flows from investing activities:
Proceeds from sale of Arby's, net of Arby's cash	110,238	—	(7,076)	—	103,162
Proceeds from dispositions	98	2,865	836	—	3,799
Capital expenditures	(7,602)	(71,712)	(12,599)	—	(91,913)
Restaurant acquisitions	—	(6,613)	—	—	(6,613)
Franchise incentive loans	—	(1,269)	—	—	(1,269)
Investment in joint venture	—	(1,183)	—	—	(1,183)
Other, net	—	—	(245)	—	(245)
Net cash provided by (used in) investing activities	102,734	(77,912)	(19,084)	—	5,738
Cash flows from financing activities:
Repayments of long-term debt	(28,816)	(487)	(6,291)	—	(35,594)
Capital contribution from Parent	(30,000)	—	30,000	—	—
Dividend paid to Parent	40,000	(40,000)	—	—	—
Deferred financing costs	(57)	—	—	—	(57)
Net cash (used in) provided by financing activities	(18,873)	(40,487)	23,709	—	(35,651)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	62,964	107,175	(20,752)	—	149,387
Effect of exchange rate changes on cash	—	—	(2,556)	—	(2,556)
Net increase (decrease) in cash and cash equivalents	62,964	107,175	(23,308)	—	146,831
Cash and cash equivalents at beginning of period	79,355	53,810	65,521	—	198,686
Cash and cash equivalents at end of period	$142,319	$160,985	$42,213	$—	$345,517

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$7,172	$32,420	$(43,732)	$11,312	$7,172
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss from operations of subsidiaries	(26,830)	38,142	—	(11,312)	—
Depreciation and amortization	9,341	77,983	48,727	—	136,051
Impairment of long-lived assets	—	17,695	23,729	—	41,424
Accretion of long-term debt	1,229	11,571	213	—	13,013
Write-off and amortization of deferred financing costs	3,133	—	7,245	—	10,378
Net receipt of deferred vendor incentives	—	5,009	5,087	—	10,096
Share-based compensation provision	2,950	4,330	2,561	—	9,841
Distributions received from joint venture	—	—	9,718	—	9,718
Non-cash rent expense (credit)	—	7,227	(75)	—	7,152
Provision for doubtful accounts	—	2,163	5,423	—	7,586
Tax sharing receipt from (payment to) affiliate, net	32,000	(32,000)	—	—	—
Tax sharing (receivable from) payable to affiliate, net	(38,855)	30,182	—	—	(8,673)
Equity in earnings in joint venture	—	—	(7,127)	—	(7,127)
Other operating transactions with affiliates	(734)	(30,430)	24,333	—	(6,831)
Deferred income tax benefit, net	(1,485)	(3,433)	—	—	(4,918)
Other, net	2,527	1,402	(5,660)	—	(1,731)
Changes in operating assets and liabilities net:
Accounts and notes receivable	(42)	3,042	(9,721)	—	(6,721)
Inventories	—	570	1,254	—	1,824
Prepaid expenses and other current assets	1,185	(4,077)	(4,494)	—	(7,386)
Accounts payable	712	(3,875)	(4,126)	—	(7,289)
Accrued expenses and other current liabilities	(25,060)	(9,895)	2,339	—	(32,616)
Net cash (used in) provided by operating activities	(32,757)	148,026	55,694	—	170,963
Cash flows from investing activities:
Capital expenditures	(12,890)	(40,237)	(41,609)	—	(94,736)
Proceeds from dispositions	—	2,174	2,220	—	4,394
Other, net	—	—	1,369	—	1,369
Net cash used in investing activities	(12,890)	(38,063)	(38,020)	—	(88,973)
Cash flows from financing activities:
Proceeds from long-term debt	497,500	—	161	—	497,661
Repayments of long-term debt	(1,411)	(200,551)	(260,869)	—	(462,831)
Dividends paid to The Wendy’s Company	(68,700)	(361,000)	(14,000)	—	(443,700)
Capital contributions from Parent	(474,569)	215,000	259,569	—	—
Redemption of preferred stock	—	19,877	(19,877)	—	—
Deferred financing costs	(16,286)	—	—	—	(16,286)
Net cash used in financing activities	(63,466)	(326,674)	(35,016)	—	(425,156)
Net cash used in operations before effect of exchange rate changes on cash	(109,113)	(216,711)	(17,342)	—	(343,166)
Effect of exchange rate changes on cash	—	—	894	—	894
Net decrease in cash and cash equivalents	(109,113)	(216,711)	(16,448)	—	(342,272)
Cash and cash equivalents at beginning of period	237,607	255,230	46,027	—	538,864
Cash and cash equivalents at end of period	$128,494	$38,519	$29,579	$—	$196,592

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the “Form 10-K”).  There have been no material changes as of October 2, 2011 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related combined notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

On July 5, 2011, and as a result of the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) described below under “Executive Overview - Sale of Arby’s,” Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company and Wendy’s/Arby’s Restaurants, LLC, a 100% owned subsidiary of The Wendy’s Company, changed its name to Wendy’s Restaurants.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants. Wendy’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”). Prior to its sale of Arby’s, Wendy’s Restaurants was also the parent company of Arby’s. Wendy’s is the owner and franchisor of the Wendy’s® restaurant system. Wendy’s Restaurants currently has no operations other than those of Wendy’s and its respective subsidiaries.

The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business in one segment: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations. Arby’s operating results are classified as discontinued operations in the accompanying condensed consolidated statements of operations. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Sale of Arby’s

During January 2011, The Wendy’s Company decided to explore strategic alternatives for the Arby’s brand, which culminated in the sale of Arby’s, in order to focus on the development of the Wendy’s brand. On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190 million of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations. The sale occurred pursuant to the terms of a Purchase and Sale Agreement by and among Wendy’s Restaurants, Buyer Parent and Buyer dated as of June 13, 2011. In accordance with the Purchase and Sale Agreement, The Wendy’s Company made an election under §338(h)(10) of the Internal Revenue Code, which has the effect of treating the transaction as a sale of assets and results in an approximate $240.0 million ordinary loss for income tax purposes. Had this election not been made, the sale of Arby’s common stock would have resulted in a capital loss for income tax purposes.
The Companies recorded a pre-tax loss on disposal of Arby’s of $5.3 million during the nine months ended October 2, 2011 which included the effect of the valuation of our indirect retained interest ($19.0 million), transaction closing costs ($11.5 million), and post closing purchase price adjustments primarily related to working capital ($14.8 million). During the three months ended October 2, 2011, the Companies recorded favorable adjustments of $0.7 million which reduced the estimated loss on disposal recorded in the second quarter of 2011. The Companies recognized income tax expense associated with the loss on disposal of $3.6 million during the nine months ended October 2, 2011. This income tax expense was comprised of (1) an income tax benefit (expense) of $2.2 million and $(0.3) million recorded in the second and third quarters of 2011, respectively, on the pre-tax loss on disposal and (2) income tax expense of $5.5 million recorded in the third quarter of 2011 upon completion of the Arby’s sale due to a permanent difference between the book and tax basis of Arby’s goodwill.

Wendy’s Restaurants also entered into a Stockholders Agreement with Buyer Parent and ARG Investment Corporation, an entity affiliated with Buyer Parent, which sets forth certain agreements among the parties thereto concerning, among other things, the governance of Buyer Parent and transfer rights, information rights and registration rights with respect to the equity securities of Buyer Parent. In addition, Wendy’s Restaurants entered into a Transition Services Agreement with Buyer, pursuant to which it is providing and being reimbursed for continuing corporate and shared services to Buyer for a limited period of time; such services are currently anticipated to be completed by the end of 2011.
Our Continuing Business

As of October 2, 2011, the Wendy’s restaurant system was comprised of 6,578 restaurants, of which 1,404 were owned and operated by the Companies. The company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Wendy’s operating results have been impacted by a number of factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs in the first nine months of 2011. These increased costs negatively affected cost of sales and restaurant margins. Wendy’s expects that commodity costs for the remainder of 2011 will continue to be higher as compared to 2010. Strategic pricing increases along with leverage on incremental sales partially as a result of new product offerings are expected to offset a portion of the higher commodity costs.

Wendy’s long-term growth opportunities include (1) continuing to enhance the customer experience with operational excellence and improvements to its core menu, (2) capturing incremental sales through daypart expansion, (3) upgrading our existing store base, (4) developing new restaurants within the United States, and (5) building the brand worldwide.

Wendy’s revenues for the first nine months of 2011 include: (1) $1,531.4 million of sales from company-owned restaurants, (2) $56.6 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $210.0 million of royalty income from franchisees, and (4) $18.3 million of other franchise-related revenue and other revenues. During the first quarter of 2011, Wendy’s purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) began managing the operations for kids’ meal promotion items sold to franchisees. Sales of kids’ meal promotion items recorded during the first nine months of 2011 were from inventory on hand prior to QSCC’s management of the process. Therefore, we will not generate any future revenues from sales of kids’ meal promotion items sold to franchisees. However, we do not expect the decrease in these revenues to have a material adverse effect on our results of operations or financial condition. Most of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the nine months ended October 2, 2011.

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

QSCC Sublease

Wendy’s and QSCC entered into a sublease amendment, effective January 1, 2011, which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of approximately $0.2 million with five one-year renewal options. On July 5, 2011, QSCC renewed the lease for a one year period ending December 31, 2012.

(The Wendy’s Company)

Aircraft Agreement

On June 29, 2011, The Wendy’s Company and TASCO, LLC, an affiliate of a management company (the “Management Company”) which was formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman, entered into an agreement to extend an aircraft lease agreement for an additional one year period (expiring on June 30, 2012) for an increased monthly rent of $13 thousand. Under the extended lease agreement, TASCO, LLC continues to be responsible for operating costs related to the aircraft’s usage.

We intend to dispose of the Company-owned aircraft leased under the lease agreement discussed above as soon as practicable. As of October 2, 2011, the aircraft has a carrying value that approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

Franchisee-Related Equipment Purchase and Installation Programs

Equipment for Systemwide Core Menu Initiative

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s initiated incentive programs for franchisees including the partial subsidy of interest rates and a guarantee program, and committed to a direct loan of up to $2.7 million in the fourth quarter of 2011. Wendy’s has accrued liabilities under these initiatives of approximately $0.6 million as of October 2, 2011.

Breakfast Test Expansion

In order to encourage franchisees to participate in expanded testing of the breakfast daypart, Wendy’s has established the following programs:

•
Wendy’s will continue to lease equipment to certain franchisees that are testing the breakfast program. At the time breakfast becomes a required program, the franchisees will be required to purchase the equipment from Wendy’s based on its then book value plus installation costs. The total amount of expenditures for equipment (including installation) leased to franchisees is expected to be no more than $4.5 million.

•
Additionally, Wendy’s is providing loans to certain franchisees for the purchase and installation of equipment required to implement the breakfast program. The loans are expected to not exceed $25 thousand per restaurant, carry no interest charge and be repayable in full 24 months after the installation is completed. Wendy’s will fund a maximum of $20.0 million of these loans for early adopters of the breakfast program.

As of October 2, 2011, Wendy’s has purchased equipment with a current net book value of approximately $1.8 million that has been leased to franchisees and has made loans of $1.3 million under the above breakfast program. The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program. Based on franchisee participation in the breakfast program, Wendy’s estimates the royalties not to be received under this program will approximate $5.0 million over the three year period.

•
Contributions otherwise due to The Wendy’s National Advertising Program, Inc. (“Wendy’s National Advertising Program”) based on breakfast sales will not be made but will be required to be reinvested in local advertising and promotions for the breakfast program until Wendy’s National Advertising Program begins to purchase national advertising for the breakfast programs.

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

Canadian Lease Guarantee Program

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5.0 million for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of October 2, 2011, the Canadian subsidiary had guaranteed C$0.2 million under this program. Wendy’s has accrued a liability for the fair value of these guarantees.

Presentation of Financial Information

The Companies report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

For each of The Wendy’s Company and Wendy’s Restaurants, the following tables included throughout this Item 2 set forth the consolidated results of operations for the three months ended October 2, 2011 and October 3, 2010 (dollars in millions):

(The Wendy’s Company)

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
Revenues:
Sales	$534.5	$525.1	$9.4	1.8%
Franchise revenues	76.9	75.6	1.3	1.7
	611.4	600.7	10.7	1.8
Costs and expenses:
Cost of sales	458.0	451.3	6.7	1.5
General and administrative	66.0	74.0	(8.0)	(10.8)
Transaction related costs	23.8	—	23.8	100.0
Depreciation and amortization	30.8	32.6	(1.8)	(5.5)
Impairment of long-lived assets	—	20.9	(20.9)	(100.0)
Other operating expense, net	0.4	1.6	(1.2)	(75.0)
	579.0	580.4	(1.4)	(0.2)
Operating profit	32.4	20.3	12.1	59.6
Interest expense	(28.4)	(29.2)	0.8	(2.7)
Investment income, net	—	0.1	(0.1)	(100.0)
Other income, net	0.3	0.2	0.1	50.0%
Income (loss) from continuing operations before income taxes	4.3	(8.6)	12.9	n/m
(Provision for) benefit from income taxes	(1.8)	7.8	(9.6)	n/m
Income (loss) from continuing operations	2.5	(0.8)	3.3	n/m
Loss from discontinued operations, net of income taxes	(6.5)	(0.1)	(6.4)	n/m
Net loss	$(4.0)	$(0.9)	$(3.1)	n/m

(Wendy’s Restaurants)

	Three Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
Revenues:
Sales	$534.5	$525.1	$9.4	1.8%
Franchise revenues	76.9	75.6	1.3	1.7
	611.4	600.7	10.7	1.8
Costs and expenses:
Cost of sales	458.0	451.3	6.7	1.5
General and administrative	62.7	72.4	(9.7)	(13.4)
Transaction related costs	23.6	—	23.6	100.0
Depreciation and amortization	30.8	32.2	(1.4)	(4.3)
Impairment of long-lived assets	—	20.9	(20.9)	(100.0)
Other operating expense, net	0.3	1.5	(1.2)	(80.0)
	575.4	578.3	(2.9)	(0.5)
Operating profit	36.0	22.4	13.6	60.7
Interest expense	(28.2)	(28.8)	0.6	(2.1)
Other income, net	0.3	0.2	0.1	50.0%
Income (loss) from continuing operations before income taxes	8.1	(6.2)	14.3	n/m
(Provision for) benefit from income taxes	(3.2)	6.7	(9.9)	n/m
Income from continuing operations	4.9	0.5	4.4	n/m
Loss from discontinued operations, net of income taxes	(6.5)	(0.1)	(6.4)	n/m
Net (loss) income	$(1.6)	$0.4	$(2.0)	n/m

	Third Quarter 2011		Third Quarter 2010
Sales:
Wendy’s	$515.4		$500.3
Bakery and kids’ meal promotion items sold to franchisees (a)	19.1		24.8
Total sales	$534.5		$525.1

Cost of sales:		% of Sales		% of Sales
Wendy’s
Food and paper	$174.3	33.8%	$166.3	33.2%
Restaurant labor	150.6	29.2%	147.9	29.6%
Occupancy, advertising and other operating costs	120.1	23.3%	119.0	23.8%
Total Wendy’s cost of sales	445.0	86.3%	433.2	86.6%
Bakery and kids’ meal promotion items sold to franchisees	13.0	n/m	18.1	n/m
Total cost of sales	$458.0	85.7%	$451.3	85.9%

	Third Quarter 2011	Third Quarter 2010
Margin $:
Wendy’s	$70.4	$67.1
Bakery and kids’ meal promotion items sold to franchisees	6.1	6.7
Total margin	$76.5	$73.8

Restaurant margin %:
Wendy’s	13.7%	13.4%

(a)
During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees. There were no company sales of kids’ meal promotion items in the third quarter of 2011.

Wendy’s restaurant statistics:
Same-store sales:		Third Quarter 2011	Third Quarter 2010
North America company-owned restaurants		1.8%	(3.1)%
North America franchised restaurants		0.7%	(1.3)%
North America systemwide		0.9%	(1.7)%

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at July 3, 2011	1,400	5,171	6,571
Opened	5	13	18
Closed	—	(11)	(11)
Net (sold to) purchased by franchisees	(1)	1	—
Restaurant count at October 2, 2011	1,404	5,174	6,578

Sales
Change
Wendy’s	$15.1
Bakery and kids’ meal promotion items sold to franchisees	(5.7)
$9.4

The increase in sales for the 2011 third quarter was primarily due to (1) an increase of 1.1% in the number of customer transactions and (2) an increase of 0.7% in our average per customer check amount primarily resulting from strategic price increases taken on certain menu items. Wendy’s sales also include a $3.5 million benefit from Canadian foreign currency rates. Wendy’s company-owned stores opened or acquired subsequent to the third quarter of 2010 resulted in incremental sales of $8.4 million in the 2011 third quarter, which were partially offset by a reduction in sales of $5.7 million from locations sold or closed after the 2010 third quarter.

Franchise Revenues
Change
$1.3

Wendy’s North America franchise revenues increased during the third quarter of 2011 primarily due to a 0.7% increase in franchise restaurant same-store sales. We believe Wendy’s North America franchised restaurant same-store sales for the third quarter of 2011 were impacted by the same factors described above for company-owned restaurants.

Cost of Sales
	Change
Wendy’s
Food and paper	0.6%	points
Restaurant labor	(0.4)%	points
Occupancy, advertising and other operating costs	(0.5)%	points
	(0.3)%	points

The decrease in cost of sales as a percent of sales in the 2011 third quarter was primarily due to a decline in occupancy, advertising, and other operating expenses as a percent of sales primarily due to (1) a 0.8% point decrease in breakfast advertising expenses as a percent of sales; during the 2010 third quarter we had non-recurring costs associated with the introduction of Wendy’s breakfast test programs in three new markets, and (2) a 0.3% point decrease in employee health insurance costs as a percent of sales in the comparable three-month periods. The increase in Wendy’s food and paper costs in the 2011 third quarter, which was primarily due to a 1.4% point increase in commodity costs as a percent of sales, was partially offset by a 1.0% point effect as a percent of sales of strategic price increases taken on certain menu items.

General and Administrative
	Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Transition Services Agreement	$(5.9)	$—	$(5.9)
Franchise incentives	(1.6)	—	(1.6)
Management fees	(1.3)	1.3	—
Other, net	(0.9)	0.4	(0.5)
	$(9.7)	$1.7	$(8.0)

The decrease in general and administrative expenses in the third quarter of 2011 was primarily due to (1) reimbursement of costs incurred in the 2011 third quarter in connection with the Transition Services Agreement related to the sale of Arby’s; similar costs were incurred in the 2010 third quarter which were not then subject to reimbursement and (2) changes in franchise incentive programs in the third quarter of 2011 compared to the 2010 third quarter. Additionally, in connection with the sale of Arby’s, an intercompany management services agreement was terminated during the third quarter of 2011.

Transaction Related Costs

During the third quarter of 2011, the Companies incurred “Transaction related costs” aggregating $23.6 million as follows: (1) $12.6 million associated with the resignation of our President and Chief Executive Officer and severance costs of $1.9 million for certain employees resulting from the sale of Arby’s, (2) $5.3 million for an employee retention program which had been established in connection with the sale of Arby’s, (3) bonus costs of $2.5 million related to the closing of the sale of Arby’s, and (4) other costs of $1.3 million.

Depreciation and Amortization
Change
Restaurants, primarily properties	$(1.2)
Shared services center assets	(0.2)
Total Wendy’s Restaurants	(1.4)
Corporate	(0.4)
Total The Wendy’s Company	$(1.8)

The decrease in depreciation and amortization for Wendy’s Restaurants was primarily related to (1) previously impaired long-lived assets and (2) depreciation on properties in the third quarter of 2010 which have since been fully depreciated. Additionally, depreciation and amortization for Corporate decreased due to the classification of one of our corporate aircraft as held for sale during the second quarter of 2011, as no depreciation expense is recorded on assets held for sale.

Impairment of Long-Lived Assets
Change
Restaurants, primarily properties at underperforming locations	$(20.9)

As a result of indications that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the 2010 third quarter and recorded impairment charges primarily from certain underperforming Wendy’s restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not recover. A similar test was not required during the 2011 third quarter.

(Provision for) Benefit from Income Taxes
	Change
	Wendy’s Restaurants	The Wendy’s Company
Federal and state benefit on variance in income (loss) from continuing operations before income taxes	$5.2	$4.8
Foreign tax credit, net of tax on foreign earnings	3.5	3.5
Other	1.2	1.3
	$9.9	$9.6

Our income taxes were impacted by variations in income (loss) from continuing operations and the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the third quarter 2010 repatriation of foreign earnings.

Loss from Discontinued Operations, Net of Income Taxes
Change
Loss from discontinued operations before income taxes	$2.3
Benefit from income taxes	(3.6)
(1.3)
Loss on disposal, net of income taxes	(5.1)
$(6.4)

The increase in loss from discontinued operations (net of income taxes) in the third quarter of 2011 as compared to the 2010 third quarter was primarily due to income tax expense recorded upon completion of the Arby’s sale of $5.5 million due to a permanent difference between the book and tax basis of Arby’s goodwill.

Results of Operations

For each of The Wendy’s Company and Wendy’s Restaurants, the following tables included throughout this Item 2 set forth the consolidated results of operations for the nine months ended October 2, 2011 and October 3, 2010 (dollars in millions):

(The Wendy’s Company)

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
Revenues:
Sales	$1,588.0	$1,570.2	$17.8	1.1%
Franchise revenues	228.3	222.6	5.7	2.6
	1,816.3	1,792.8	23.5	1.3
Costs and expenses:
Cost of sales	1,361.7	1,325.0	36.7	2.8
General and administrative	215.1	230.4	(15.3)	(6.6)
Transaction related costs	30.8	—	30.8	100.0
Depreciation and amortization	91.0	96.4	(5.4)	(5.6)
Impairment of long-lived assets	8.3	21.4	(13.1)	(61.2)
Other operating expense, net	1.6	2.7	(1.1)	(40.7)
	1,708.5	1,675.9	32.6	1.9
Operating profit	107.8	116.9	(9.1)	(7.8)
Interest expense	(85.9)	(89.7)	3.8	(4.2)
Loss on early extinguishment of debt	—	(26.2)	26.2	(100.0)
Investment income, net	0.2	5.2	(5.0)	(96.2)
Other income, net	0.7	2.1	(1.4)	(66.7)
Income from continuing operations before income taxes	22.8	8.3	14.5	n/m
(Provision for) benefit from income taxes	(9.2)	3.7	(12.9)	n/m
Income from continuing operations	13.6	12.0	1.6	13.3
Loss from discontinued operations, net of income taxes	(7.7)	(5.6)	(2.1)	37.5
Net income	$5.9	$6.4	$(0.5)	(7.8)%

(Wendy’s Restaurants)

	Nine Months Ended
	October 2, 2011	October 3, 2010	$ Change	% Change
Revenues:
Sales	$1,588.0	$1,570.2	$17.8	1.1%
Franchise revenues	228.3	222.6	5.7	2.6
	1,816.3	1,792.8	23.5	1.3
Costs and expenses:
Cost of sales	1,361.7	1,325.0	36.7	2.8
General and administrative	207.4	225.2	(17.8)	(7.9)
Transaction related costs	29.5	—	29.5	100.0
Depreciation and amortization	90.4	95.1	(4.7)	(4.9)
Impairment of long-lived assets	8.3	21.4	(13.1)	(61.2)
Other operating expense, net	1.5	2.8	(1.3)	(46.4)
	1,698.8	1,669.5	29.3	1.8
Operating profit	117.5	123.3	(5.8)	(4.7)
Interest expense	(85.3)	(88.7)	3.4	(3.8)
Loss on early extinguishment of debt	—	(26.2)	26.2	(100.0)
Other income, net	0.7	1.0	(0.3)	(30.0)
Income from continuing operations before income taxes	32.9	9.4	23.5	n/m
(Provision for) benefit from income taxes	(12.9)	3.4	(16.3)	n/m
Income from continuing operations	20.0	12.8	7.2	56.3
Loss from discontinued operations, net of income taxes	(7.7)	(5.6)	(2.1)	37.5
Net income	$12.3	$7.2	$5.1	70.8%

	Nine Months 2011		Nine Months 2010
Sales:
Wendy’s	$1,531.4		$1,495.6
Bakery and kids’ meal promotion items sold to franchisees (a)	56.6		74.6
Total sales	$1,588.0		$1,570.2

Cost of sales:		% of Sales		% of Sales
Wendy’s
Food and paper	$507.9	33.2%	$479.4	32.1%
Restaurant labor	457.1	29.8%	444.7	29.7%
Occupancy, advertising and other operating costs	357.3	23.3%	346.0	23.1%
Total Wendy’s cost of sales	1,322.3	86.3%	1,270.1	84.9%
Bakery and kids’ meal promotion items sold to franchisees	39.4	n/m	54.9	n/m
Total cost of sales	$1,361.7	85.7%	$1,325.0	84.4%

	Nine Months 2011	Nine Months 2010
Margin $:
Wendy’s	$209.1	$225.5
Bakery and kids’ meal promotion items sold to franchisees	17.2	19.7
Total margin	$226.3	$245.2

Restaurant margin %:
Wendy’s	13.7%	15.1%

(a)
During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees. Company sales of kids’ meal promotion items during the first nine months of 2011 were from inventory on hand prior to QSCC’s management of the process.

Wendy’s restaurant statistics:
Same-store sales:		Nine Months 2011	Nine Months 2010
North America company-owned restaurants		1.1%	(2.0)%
North America franchised restaurants		1.1%	(0.6)%
North America systemwide		1.1%	(0.9)%

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at January 2, 2011	1,394	5,182	6,576
Opened	8	44	52
Closed	(8)	(42)	(50)
Net purchased from (sold by) franchisees	10	(10)	—
Restaurant count at October 2, 2011	1,404	5,174	6,578

Sales
Change
Wendy’s	$35.8
Bakery and kids’ meal promotion items sold to franchisees	(18.0)
$17.8

The increase in sales for the first nine months of 2011 was primarily due to (1) an increase in our average per customer check amount of 0.7% primarily resulting from strategic price increases taken on certain menu items and (2) an increase of 0.4% in the number of customer transactions. Wendy’s sales also include a $10.0 million benefit from Canadian foreign currency rates, which was partially offset by a decrease of $2.8 million primarily due to the effect of higher sales taxes in two Canadian provinces in the first half of 2011 as compared to the first half of 2010. Wendy’s company-owned stores opened or acquired subsequent to the third quarter of 2010 resulted in incremental sales of $21.1 million in the first nine months of 2011, which were partially offset by a reduction in sales of $11.4 million from locations closed or sold after the third quarter of 2010.

Franchise Revenues
Change
$5.7

Wendy’s North America franchise revenues increased during the first nine months of 2011 primarily due to a 1.1% increase in franchise restaurant same-store sales. We believe Wendy’s North America franchised restaurant same-store sales for the first nine months of 2011 were impacted by the same factors described above for company-owned restaurants.

Cost of Sales
	Change
Wendy’s
Food and paper	1.1%	points
Restaurant labor	0.1%	points
Occupancy, advertising and other operating costs	0.2%	points
	1.4%	points

Increases in Wendy’s food and paper costs in the first nine months of 2011 were primarily due to a 1.3% point increase in commodity costs as a percent of sales. The increase in occupancy, advertising, and other operating expenses in the first nine months of 2011 was primarily due to a 0.3% point increase in advertising expenses as a percent of sales associated with the expansion of Wendy’s breakfast test programs in additional markets during the first half of 2011.

General and Administrative
	Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
SSG co-op funding	$(7.2)	$—	$(7.2)
Transition Services Agreement	(5.9)	—	(5.9)
Wendy’s integration	(4.3)	—	(4.3)
Franchise incentives	(2.3)	—	(2.3)
Management fees	(1.2)	1.2	—
Professional fees	2.3	(0.4)	1.9
Other, net	0.8	1.7	2.5
	$(17.8)	$2.5	$(15.3)

The decrease in general and administrative expenses in the first nine months of 2011 was primarily due to (1) expenses related to the formation of SSG incurred in the first quarter of 2010 combined with the reversal of the accrual for the remaining estimated SSG funding commitment during the first quarter of 2011, (2) reimbursement of costs incurred in the 2011 third quarter in connection with the Transition Services Agreement related to the sale of Arby’s; similar costs were incurred in the first half of 2011 and the first nine months of 2010 which were not then subject to reimbursement, (3) the completion of the Wendy’s integration efforts in early 2010, and (4) changes in franchise incentive programs in the first nine months of 2011 compared to the first nine months of 2010. These decreases were partially offset by an increase in professional fees associated primarily with information technology projects. Additionally, in connection with the sale of Arby’s, an intercompany management services agreement was terminated during the third quarter of 2011.

Transaction Related Costs

During the first nine months of 2011, the Companies incurred “Transaction related costs” aggregating $29.5 million of (1) $12.6 million associated with the resignation of our President and Chief Executive Officer, severance costs of $1.9 million for certain employees resulting from the sale of Arby’s and $1.7 million for the elimination of a senior executive position, (2) $7.9 million for an employee retention program which had been established in connection with the sale of Arby’s, (3) bonus costs of $2.5 million related to the closing of the sale of Arby’s, (4) $2.0 million for certain professional fees, and (5) other costs of $0.9 million.

Depreciation and Amortization
Change
Restaurants, primarily properties	$(3.2)
Shared services center assets	(1.5)
Total Wendy’s Restaurants	(4.7)
Corporate	(0.7)
Total The Wendy’s Company	$(5.4)

The decrease in depreciation and amortization for Wendy’s Restaurants was primarily related to (1) previously impaired long-lived assets, (2) depreciation on properties in the first nine months of 2010 which have since been fully depreciated, and (3) the transfer of certain information technology equipment from our shared services center to Arby’s during the first half of 2011 (the depreciation of those assets is included in discontinued operations). Additionally, depreciation and amortization for Corporate decreased due to the classification of one of our corporate aircraft as held for sale during the second quarter of 2011, as no depreciation expense is recorded on assets held for sale.

Impairment of Long-Lived Assets
Change
Restaurants, primarily properties at underperforming locations	$(13.1)

As a result of indications that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the first quarter of 2011 and the third quarter of 2010 and recorded impairment charges primarily from certain underperforming Wendy’s restaurants. A similar test was not required during the 2011 second and third quarters or the first half of 2010. The decline in Wendy’s company-owned restaurants impairment was primarily due to the level of impairment charges taken in prior periods. Wendy’s impairment charges in the first nine months of 2011 and 2010 primarily reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Interest Expense
Change
Wendy’s debt	$(7.3)
Wendy’s Restaurants term loan	2.2
Interest rate swaps	2.1
Other	(0.4)
Total Wendy’s Restaurants	(3.4)
Other	(0.4)
Total The Wendy’s Company	$(3.8)

The decrease in interest expense in the first nine months of 2011 was primarily due to (1) the redemption of the Wendy’s 6.25% senior notes in the 2010 second quarter and (2) the lower effective interest rate of the Wendy’s Restaurants term loan as compared to the prior Arby’s credit agreement. This decrease in interest expense was partially offset by (1) higher weighted average principal amounts outstanding during the first nine months of 2011 under the Wendy’s Restaurants term loan than were outstanding during the first nine months of 2010 for similar borrowings under the prior Arby’s credit agreement during the first half of 2010 and the Wendy’s Restaurants term loan during the third quarter of 2010, and (2) a $1.9 million gain on the cancellation of the interest rate swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the 2010 second quarter.

Loss on Early Extinguishment of Debt

The decrease in the loss on early extinguishment of debt of $26.2 million relates to amounts recorded in the first nine months of 2010 comprised of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s Restaurants prior senior secured term loan.

Investment Income, Net

(The Wendy’s Company)

The decrease in investment income primarily relates to the recognition of income of $4.9 million on the repayment and cancellation of the series A senior notes of Deerfield Capital Corp. during the first nine months of 2010.

(Provision for) Benefit From Income Taxes
	Change
	Wendy’s Restaurants	The Wendy’s Company
Federal and state benefit on variance in income from continuing operations before income taxes	$9.1	$5.7
Foreign tax credits, net of tax on foreign earnings	3.5	3.5
Valuation allowance reduction	2.5	2.5
Other	1.2	1.2
	$16.3	$12.9

Our income taxes were impacted by variations in income from continuing operations, the tax benefit of foreign tax credits, net of tax on foreign earnings resulting from the third quarter 2010 repatriation of foreign earnings, and a reduction in valuation allowances related to state tax matters.

Loss from Discontinued Operations, Net of Income Taxes
Change
Income from discontinued operations before income taxes	$13.5
Provision for income taxes	(6.8)
6.7
Loss on disposal, net of income taxes	(8.8)
$(2.1)

The increase in income (loss) from discontinued operations of $6.7 million during the first nine months of 2011 as compared to the first nine months of 2010 was primarily due to the sale of Arby’s on July 4, 2011 (the first day of our third quarter). Discontinued operations for the first nine months of 2011 also includes a loss on disposal of $8.8 million, net of income tax expense of $3.6 million.

Liquidity and Capital Resources

The Companies’ discussion below regarding its liquidity and capital resources includes the discontinued operations of Arby’s.

Net Cash Provided by Operating Activities

(The Wendy’s Company)

Cash provided by operating activities increased $14.6 million in the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the following:

•
a $29.9 million favorable impact in accrued expenses and other current liabilities for the comparable periods. These favorable impacts were primarily due to the following: (1) an increase in amounts accrued for termination, severance and relocation costs associated with the sale of Arby’s and related corporate realignment, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively, and an increase in amounts accrued for the 2011 fiscal year bonus plans versus 2010 due to improved operating performance as compared to plan in 2011, and (4) a decrease in interest payments in the first nine months of 2011 compared to the first nine months of 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 and a $190 million decrease in long-term debt which was assumed by Buyer on July 4, 2011. These favorable changes were partially offset by a decrease in current income tax accruals due to variations in taxable income of continuing operations during the same comparable periods;

•
a $18.3 million favorable impact in accounts payable resulting from an increase in accounts payable of $9.3 million during the first nine months of 2011 compared to a decrease in accounts payable of $9.0 million during the first nine months of 2010, both as compared to the end of the respective prior fiscal year. The changes for each of the 2011 and 2010 comparable periods were primarily due to the following: (1) an increase in amounts payable for food purchases at Wendy’s as a result of higher sales trends in 2011 as compared to 2010, (2) a decrease in payments for Wendy’s kids’ meal promotion items as the management for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011, (3) a decrease in payments for certain expenses at Arby’s as a result of its sale on July 4, 2011, and (4) an increase in amounts accrued associated with the corporate realignment following the sale of Arby’s;

•
a $21.2 million favorable impact in deferred income taxes due to variations in taxable income of continuing operations during the same comparable periods, net foreign tax credits and a reduction in valuation allowances related to state tax matters;

•	an $8.8 million favorable impact due to the loss on disposal on the sale of Arby’s;

partially offset by a $56.0 million decrease due to the following:

•	$31.6 million in impairment of long-lived assets due to the level of impairment charges taken in prior periods; and

•
$24.4 million in depreciation and amortization primarily as a result of nine months of depreciation and amortization for Arby’s in 2010 as compared to five months in 2011 due to the classification of Arby’s as a discontinued operation in May 2011.

(Wendy’s Restaurants)

Cash provided by operating activities increased $8.3 million in the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the following:

•
a $32.1 million favorable impact in accrued expenses and other current liabilities for the comparable periods. These favorable impacts were primarily due to the following: (1) an increase in amounts accrued for termination, severance and relocation costs associated with the sale of Arby’s and related corporate realignment, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively, and an increase in amounts accrued for the 2011 fiscal year bonus plans versus 2010 due to improved operating performance as compared to plan in 2011, and (4) a decrease in interest payments in the first nine months of 2011 compared to the first nine months of 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 and a $190 million decrease in long-term debt which was assumed by Buyer on July 4, 2011. These favorable changes were partially offset by a decrease in current income tax accruals due to variations in taxable income of continuing operations combined with an increase in income tax payments during the same comparable periods;

•
a $16.2 million favorable impact in accounts payable resulting from an increase in accounts payable of $8.9 million during the first nine months of 2011 compared to a decrease in accounts payable of $7.3 million during the first nine months of 2010, both as compared to the end of the respective prior fiscal year. The changes for each of the 2011 and 2010 comparable periods were primarily due to the following: (1) an increase in amounts payable for food purchases at Wendy’s as a result of higher sales trends in 2011 as compared to 2010, (2) a decrease in payments for Wendy’s kids’ meal promotion items as the management for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011, (3) a decrease in payments for certain expenses at Arby’s as a result of its sale on July 4, 2011, and (4) an increase in amounts accrued associated with the corporate alignment following the sale of Arby’s;

•
a $13.5 million favorable impact in deferred income taxes due to variations in taxable income of continuing during the same comparable periods, net foreign tax credits and a reduction in valuation allowances related to state tax matters;

•	an $8.8 million favorable impact due to the loss on disposal on the sale of Arby’s;

partially offset by a $68.2 million decrease due to the following:

•
$13.1 million in cash outflows related to tax payments made under a tax sharing agreement with The Wendy’s Company net of amounts accrued under this tax sharing agreement. No similar payments or accruals were made under this tax sharing agreement in the first nine months of 2010;

•	$31.6 million in impairment of long-lived assets due to the level of impairment charges taken in prior periods; and

•
$23.5 million in depreciation and amortization primarily as a result of nine months of depreciation and amortization for Arby’s in 2010 as compared to five months in 2011 due to the classification of Arby’s as a discontinued operation in May 2011.

Additionally, for the nine months ended October 2, 2011, the Companies had the following significant sources and uses of cash other than from operating activities:

•
Proceeds from the sale of Arby’s of $103.2 million, which is net of the following: Arby’s cash balance of $7.1 million at the sale date, customary purchase price adjustments primarily related to working capital, and transaction closing costs paid through October 2, 2011;

•	Repayments of long-term debt of $35.6 million, including an excess cash flow prepayment of $24.9 million as required by the Wendy’s Restaurants term loan;

•
Cash capital expenditures totaling $91.9 million, which included $15.7 million for the remodeling of restaurants, $12.4 million for the construction of new restaurants, and $63.8 million for various capital projects;

(The Wendy’s Company)

•	Dividend payments of $24.6 million; and

•	Repurchases of Common Stock of $152.7 million, including commissions of $0.5 million.

The net cash (used in) provided by our business before the effect of exchange rate changes on cash was approximately $(21.1) million and $149.4 million for The Wendy’s Company and Wendy’s Restaurants, respectively.

Sources and Uses of Cash for the Remainder of 2011

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2011 exclusive of operating cash flow requirements consist principally of:

•	Payments of $6.5 million for accrued Arby’s transaction closing costs which will reduce the net cash proceeds received from the sale to $96.7 million;

•	Capital expenditures of approximately $53 million, which would result in total cash capital expenditures for the year of approximately $145 million;

•	Any other potential restaurant acquisitions and dispositions;

(The Wendy’s Company)

•	Quarterly cash dividends aggregating up to approximately $7.8 million as discussed below in “Dividends;”

•
Potential repurchases of common stock of up to approximately $92.5 million as of November 3, 2011 under the currently authorized stock buyback program, including $4.9 million purchased in the fourth quarter through November 3, 2011; and

(Wendy’s Restaurants)

•	Potential intercompany dividends and fees.

Based upon current levels of operations, the Companies expect that cash flows from Wendy’s operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

(The Wendy’s Company)

On March 15, 2011, June 15, 2011 and September 15, 2011, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock, aggregating $24.6 million. On October 31, 2011, The Wendy’s Company declared dividends of $0.02 per share to be paid on December 15, 2011 to shareholders of record as of December 1, 2011. As a result of this dividend declaration, The Wendy’s Company’s total cash requirement for dividends for the fourth quarter of 2011 will be approximately $7.8 million based on the number of shares of its common stock outstanding at November 3, 2011. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

(Wendy’s Restaurants)

As of October 2, 2011, under the terms of the Wendy’s Restaurants’ credit agreement, there was $67.0 million available for the payment of dividends directly to The Wendy’s Company.

Stock Repurchases

(The Wendy’s Company)

As of January 2, 2011, as previously approved by our Board of Directors, our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $250 million of our common stock. For the nine months ended October 2, 2011, we repurchased 29.9 million shares with an aggregate purchase price of $152.2 million, excluding commissions of $0.5 million. Subsequent to this period and through November 3, 2011, we had repurchased an additional 1.1 million shares for an aggregate purchase price of $4.9 million, excluding commissions.

Contractual Obligations

The following table presents the expected payments under our outstanding contractual obligations as of January 2, 2011 (which was previously presented in the Form 10-K) as adjusted for the July 2011 sale of Arby’s:

	Fiscal Years
	2011	2012-2013	2014-2015	After 2015	Total
Long-term debt (a)	$113.5	$226.5	$438.2	$1,315.8	$2,094.0
Sale-leaseback obligations (b)	0.1	0.2	0.2	2.8	3.3
Capitalized lease obligations (b)	2.7	4.4	4.3	19.1	30.5
Operating leases (c)	72.9	127.2	103.5	655.3	958.9
Purchase obligations (d)	68.9	49.8	39.9	63.8	222.4
Other (e)	4.1	0.7	—	—	4.8
Total Wendy’s Restaurants (f)	262.2	408.8	586.1	2,056.8	3,313.9
Corporate long-term debt (a)	1.4	11.3	—	—	12.7
Corporate operating leases (c)	1.6	0.7	—	—	2.3
Other Corporate	0.2	0.1	—	—	0.3
Total The Wendy’s Company (f)	$265.4	$420.9	$586.1	$2,056.8	$3,329.2
_______________

(a)
Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table. The table above includes interest of approximately $708.8 million. The table above also reflects the effect of interest rate swaps entered into in 2009 which lowered our interest rate on our 6.20% Wendy’s senior notes. These amounts exclude the effects of the original issue discount on our 10% senior notes and the fair value adjustments related to certain debt assumed in the Wendy’s merger.

(b)
Excludes related sublease rental receipts of $0.5 million on sale-leaseback obligations and $0.8 million on capitalized lease obligations. The table above includes interest of approximately $1.9 million for sale-leaseback obligations and $15.8 million for capitalized lease obligations.

(c)
Represents the minimum lease cash payments. Excludes aggregate related sublease rental receipts of $52.4 million for Wendy’s Restaurants and additional sublease rental receipts for The Wendy’s Company of $1.9 million.

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

(f)
Excludes obligation for uncertain income tax positions of $26.3 million and $36.4 million for Wendy’s Restaurants and The Wendy’s Company respectively. We are unable to predict when, and if cash payments on any of this accrual will be required.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes from the information contained in the Companies’ Annual Report on Form 10-K as of October 2, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of The Wendy’s Company and Wendy’s Restaurants, under the supervision and with the participation of their Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 2, 2011. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of October 2, 2011, the disclosure controls and procedures of The Wendy’s Company and Wendy’s Restaurants were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by each company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by each company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On July 4, 2011, Wendy’s Restaurants sold 100% of the common stock of Arby’s. The sale resulted in the elimination of internal controls over financial reporting that were relevant only to Arby’s.

There were no other changes in the internal control over financial reporting of The Wendy’s Company and Wendy’s Restaurants during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets due to deteriorating operating results;

•	the effects of war or terrorist activities;

•	expenses and liabilities for taxes related to periods up to the date of sale of Arby’s as a result of the indemnification provisions of the Arby’s Purchase and Sale Agreement; and

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of October 2, 2011, the Companies had reserves for continuing operations for all of its legal and environmental matters aggregating $1.7 million. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in the Form 10-K, which could materially affect our business, financial condition or future results.  Except as described elsewhere in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Form 10-K.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale, such as income, sales and use, and other operating taxes. Discontinued operations for the 2011 third quarter included $2.1 million for amounts accrued for certain tax liabilities related to Arby’s which are the obligations of Wendy’s Restaurants pursuant to the indemnification provisions of the Purchase and Sale Agreement and it is possible that further accruals may occur in future periods as audits by various taxing authorities are resolved. Further accruals in future periods would adversely affect our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third fiscal quarter of 2011:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 4, 2011 through August 7, 2011	14,406,089	$5.29	14,270,700	$127,603,399
August 8, 2011 through September 4, 2011	4,462,376	$4.73	4,461,792	$106,497,414
September 5, 2011 through October 2, 2011	1,896,951	$4.82	1,895,000	$97,359,123
Total	20,765,416	$5.12	20,627,492	$97,359,123

(1) Includes 137,924 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting date of such awards.

From October 3, 2011 through November 3, 2011, we repurchased 1.1 million shares for an aggregate purchase price of $4.9 million, excluding commissions.

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

3.1
Restated Certificate of Incorporation of Wendy's/Arby's Group, Inc., as filed with the Secretary of State of the State of Delaware on May 26, 2011, incorporated herein by reference to Exhibit 3.1 of the Wendy's/Arby's Group, Inc. Current Report on Form 8-K filed on May 31, 2011 (SEC file no. 001-02207). (The Wendy's Company only.)

3.2
Certificate of Ownership and Merger of The Wendy's Company, incorporated herein by reference to Exhibit 3.1 of The Wendy's Company and Wendy's Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (The Wendy's Company only.)

3.3
By-Laws of The Wendy’s Company, as amended and restated as of August 8, 2011, incorporated herein by reference to Exhibit 3.3 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

3.4
Certificate of Formation of Wendy’s/Arby’s Restaurants, LLC, as amended to date, incorporated herein by reference to Exhibit 3.1 to the Wendy’s/Arby’s Restaurants, LLC Registration Statement on Form S-4 filed on August 28, 2009 (Reg. No. 333-161613). (Wendy’s Restaurants, LLC only.)

3.5
Certificate of Amendment of Wendy’s Restaurants, LLC, incorporated herein by reference to Exhibit 3.2 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 (SEC file nos. 001-02207 and 333-161613, respectively). (Wendy’s Restaurants, LLC only.)

3.6
Fourth Amended and Restated Limited Liability Company Operating Agreement of Wendy’s Restaurants, LLC, incorporated herein by reference to Exhibit 3.3 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 (SEC file nos. 001-02207 and 333-161613, respectively). (Wendy’s Restaurants, LLC only.)

10.1	Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.2
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on September 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

10.3
Special Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on September 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

10.4	Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011.*
10.5	Form of Indemnification Agreement of The Wendy’s Company.*
10.6
Amendment No. 2, dated as of October 28, 2011, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

EXHIBIT NO.	DESCRIPTION

31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 9, 2011	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 9, 2011	By: /s/Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WENDY’S RESTAURANTS, LLC (Registrant)
Date: November 9, 2011	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 9, 2011	By: /s/Steven B. Graham
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

2.4
Purchase and Sale Agreement, dated as of June 13, 2011, by and among Wendy’s/Arby’s Restaurants, LLC, ARG Holding Corporation and ARG IH Corporation, incorporated herein by reference to Exhibit 2.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Current Reports on Form 8-K filed on June 13, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Closing letter dated as of July 1, 2011 by and among Wendy’s/Arby’s Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated by reference to Exhibit 2.2 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

3.1
Restated Certificate of Incorporation of Wendy’s/Arby’s Group, Inc., as filed with the Secretary of State of the State of Delaware on May 26, 2011, incorporated herein by reference to Exhibit 3.1 of the Wendy’s/Arby’s Group, Inc. Current Report on Form 8-K filed on May 31, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

3.2
Certificate of Ownership and Merger of The Wendy’s Company, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 ( SEC file nos. 001-02207 and 333-161613, respectively). (The Wendy’s Company only.)

3.3
By-Laws of The Wendy’s Company, as amended and restated as of August 8, 2011, incorporated herein by reference to Exhibit 3.3 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

3.4
Certificate of Formation of Wendy’s/Arby’s Restaurants, LLC, as amended to date, incorporated herein by reference to Exhibit 3.1 to the Wendy’s/Arby’s Restaurants, LLC Registration Statement on Form S-4 filed on August 28, 2009 (Reg. No. 333-161613). (Wendy’s Restaurants, LLC only.)

3.5
Certificate of Amendment of Wendy’s Restaurants, LLC, incorporated herein by reference to Exhibit 3.2 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 (SEC file nos. 001-02207 and 333-161613, respectively). (Wendy’s Restaurants, LLC only.)

3.6
Fourth Amended and Restated Limited Liability Company Operating Agreement of Wendy’s Restaurants, LLC, incorporated herein by reference to Exhibit 3.3 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on July 5, 2011 (SEC file nos. 001-02207 and 333-161613, respectively). (Wendy’s Restaurants, LLC only.)

10.1	Form of Restricted Stock Unit Award Agreement for 2011under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.2
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on September 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

10.3
Special Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company and Wendy’s Restaurants, LLC Current Reports on Form 8-K filed on September 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

10.4	Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011.*
10.5	Form of Indemnification Agreement of The Wendy’s Company.*
10.6
Amendment No. 2, dated as of October 28, 2011, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

EXHIBIT NO.	DESCRIPTION

31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_______________________

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”