Form 10-K
period 2012-01-01
Wendy's Co; Wendy's Restaurants, LLC
filed 2012-03-01
CIK 30697, 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2012
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO _______________

---------------------------------
THE WENDY’S COMPANY
(Exact name of registrants as specified in its charter)
---------------------------------
Commission file number: 1-2207

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dave Thomas Blvd., Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (614) 764-3100
---------------------------------
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None
---------------------------------
WENDY’S RESTAURANTS, LLC
(Exact name of registrants as specified in its charter)
---------------------------------
Commission file number: 333-161613

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dave Thomas Blvd., Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (614) 764-3100
---------------------------------
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

The Wendy’s Company	Yes [x] No [ ]
Wendy’s Restaurants, LLC	Yes [ ] No [x]
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

The Wendy’s Company	Yes [ ] No [x]
Wendy’s Restaurants, LLC	Yes [x] No [ ]
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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of July 1, 2011 was approximately $1,575,521,018. As of February 24, 2011, there were 389,950,170 shares of The Wendy’s Company common stock outstanding.

As a limited liability company, Wendy’s Restaurants, LLC does not issue common stock but has one member’s interest issued and outstanding. Wendy’s Restaurants, LLC’s sole member is The Wendy’s Company. There is no aggregate market value for Wendy’s Restaurants, LLC member’s interest as of February 24, 2011.

Wendy’s Restaurants, LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

* Wendy’s Restaurants, LLC has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 1, 2012.

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed separately by The Wendy’s Company (“The Wendy’s Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”), a direct 100% owned subsidiary holding company of The Wendy’s Company. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us,” and “our” refers to The Wendy’s Company together with its direct and indirect subsidiaries, including Wendy’s Restaurants. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Until July 5, 2011, The Wendy’s Company was known as Wendy’s/Arby’s Group, Inc. and Wendy’s Restaurants was known as Wendy’s/Arby’s Restaurants, LLC.

Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this Annual Report on Form 10-K. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. In addition, separate financial statements for each company are included in Part I Item 8, “Financial Statements and Supplementary Data.”

The principal subsidiaries of Wendy’s Restaurants for the periods covered in this Annual Report on Form 10-K through July 3, 2011 were Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries and Arby’s Restaurant Group, Inc. (“Arby’s”) and its subsidiaries. On July 4, 2011, Wendy’s Restaurants sold 100% of the common stock of Arby’s for cash and an indirect 18.5% interest in Arby’s (see Note 2 - Discontinued Operations for additional information regarding the sale of Arby’s). As a result, substantially all of the continuing operating results of The Wendy’s Company are now derived from the operating results of Wendy’s and its subsidiaries.

Part I
Special Note Regarding Forward-Looking Statements and Projections

This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Companies may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Companies.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, couponing, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s or its supply chain;

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

•	changes in commodity costs (including beef, chicken and corn), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets;

•	the effects of war or terrorist activities;

•	expenses and liabilities for taxes related to periods up to the date of sale of Arby’s as a result of the indemnification provisions of the Arby’s Purchase and Sale Agreement; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K as a result of new information, future events or developments, except as required by Federal securities laws.  In addition, it is our policy generally not to endorse any projections regarding future performance that may be made by third parties.

Item 1. Business.

Introduction

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Companies” refers to The Wendy’s Company and its direct and indirect subsidiaries, including Wendy’s Restaurants.

As of January 1, 2012, the Wendy’s restaurant system was comprised of 6,594 restaurants, of which 1,417 were owned and operated by the Companies. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “company-owned” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Companies’ principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and their telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as The Wendy’s Company annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

Merger with Wendy’s

On September 29, 2008, Triarc and Wendy’s completed their merger (the “Wendy’s Merger”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock for each Wendy’s common share owned.

In the Wendy’s Merger, approximately 377,000,000 shares of Wendy’s/Arby’s Class A common stock were issued to Wendy’s shareholders.  The merger value of approximately $2.5 billion for financial reporting purposes was based on the 4.25 conversion factor of the Wendy’s outstanding shares as well as previously issued restricted stock awards, both at a value of $6.57 per share which represented the average closing market price of Triarc Class A common stock two days before and after the merger announcement date of April 24, 2008.  Wendy’s shareholders held approximately 80%, in the aggregate, of Wendy’s/Arby’s outstanding Class A common stock immediately following the Wendy’s Merger.  In addition, effective on the date of the Wendy’s Merger, Wendy’s/Arby’s Class B common stock was converted into Class A common stock. In connection with the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, Class A common stock was redesignated as “Common Stock.”

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

Business Segments

The Wendy’s Company and Wendy’s Restaurants manage and internally report their business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the United States and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan) are not material.

References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition. See Note 28 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to our geographic areas.

The Wendy’s Restaurant System

Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At January 1, 2012, there were 6,244 Wendy’s restaurants in operation in North America. Of these restaurants, 1,417 were operated by Wendy’s and 4,827 by a total of 454 franchisees. In addition, at January 1, 2012, there were 350 franchised Wendy’s restaurants in operation in 26 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) sales of bakery items; and (3) franchise royalties received from Wendy’s franchised restaurants.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with Tim Hortons Inc., a quick-service restaurant chain specializing in coffee, baked goods and homestyle lunches. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of January 2, 2011, there were 105 Wendy’s restaurants in operation that were owned by the joint venture.

During the second quarter of 2011, Wendy’s became a 49% partner in a joint venture for the operation of Wendy’s restaurants in Japan. This joint venture opened its first restaurant in December 2011.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2011, Wendy’s opened 20 new company-owned restaurants and closed 15 generally underperforming company-owned restaurants. In addition, Wendy’s purchased 18 restaurants from its franchisees. During 2011, Wendy’s franchisees opened 69 new restaurants and closed 56 generally underperforming restaurants. In 2009, 71 franchised restaurants were closed in Japan at year-end upon the expiration of the related franchise agreement.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2009 to 2011:

	2011	2010	2009
Restaurants open at beginning of period	6,576	6,541	6,630
Restaurants opened during period	89	78	63
Restaurants closed during period	(71)	(43)	(152)
Restaurants open at end of period	6,594	6,576	6,541

During the period from December 29, 2008, through January 1, 2012, 230 Wendy’s restaurants were opened and 266 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, baked and french fried potatoes, freshly prepared salads, soft drinks, milk, coffee, Frosty™ desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis. Wendy’s has been testing breakfast in certain markets in the United States.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 65.1%, 64.9%, and 64.6% in 2011, 2010, and 2009, respectively.

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

Generally, Wendy’s does not sell food or supplies, other than sandwich buns, to its franchisees. However, prior to 2010, Wendy’s arranged for volume purchases of many food and supply products. Commencing in 2010, the purchasing function was transferred to a new purchasing co-op as described below in “Raw Materials and Purchasing.”

The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, is a producer of buns for some Wendy’s restaurants, and to a lesser extent for other outside parties. At January 1, 2012, the Bakery supplied 803 restaurants operated by Wendy’s and 2,603 restaurants operated by franchisees. The Bakery also produces and sells some products to customers in the grocery and other food service businesses.

Raw Materials and Purchasing

As of January 1, 2012, 5 independent processors (6 total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, 6 independent processors (7 total production facilities) supplied all of Wendy’s chicken in the United States.

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

During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada. Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada. Prior to 2010, the system’s purchasing function was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for operations in the United States and Canada, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in 2010.  Pursuant to the terms of the Wendy’s Co-op, Wendy’s paid $15.5 million to QSCC over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. Since the third quarter of 2010 all QSCC members (including Wendy’s) pay sourcing fees to third party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations.

On April 5, 2010, QSCC and Arby’s independent purchasing cooperative (“ARCOP”) in consultation with Wendy’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs for certain non-perishable goods, equipment and services. In anticipation of the sale of Arby’s, effective April 2011, SSG was dissolved and its activities were transferred to QSCC and ARCOP.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2012 to 2021, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive and includes well-established competitors. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Wendy’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites, although the recent decline in commercial real estate values has somewhat offset those costs. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s. In addition, we believe that the growth of fast casual chains and other in-line competitors causes some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

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

Acquisitions and Dispositions of Wendy’s Restaurants

Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees. Wendy’s intends to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of company-owned restaurants to existing and new franchisees. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Franchised Restaurants

As of January 1, 2012, Wendy’s franchisees operated 4,827 Wendy’s restaurants in 49 states and Canada.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement (non-traditional locations may operate under an amended agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now generally grants new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of monthly sales, as defined in the agreement, from the operation of the restaurant or $1,000, whichever is greater. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

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

In order to promote new unit development, Wendy’s has established a franchisee assistance program for its North American franchisees that provides (with certain exceptions) for reduced technical assistance fees and a sliding scale of royalties for the first two years of operation for qualifying locations opened between April 1, 2011 and December 31, 2013. In addition, Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5.0 million for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee.

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s initiated incentive programs for franchisees including the partial subsidy of interest rates and a guarantee program.

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

•
Additionally, Wendy’s is providing loans to certain franchisees for the purchase and installation of equipment required to implement the breakfast program. The loans are expected to not exceed $25,000 per restaurant, carry no interest charge and be repayable in full 24 months after the installation is completed.

The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program.

•
Contributions otherwise due to The Wendy’s National Advertising Program, Inc. (“Wendy’s National Advertising Program”) based on breakfast sales will not be made but will be required to be reinvested in local advertising and promotions for the breakfast program until Wendy’s National Advertising Program begins to purchase national advertising for the breakfast program.

See “Management Discussion and Analysis - Liquidity and Capital Resources - Guarantees and Other Contingencies” in Item 7 herein, for further information regarding guarantee obligations.

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

See Note 6 and Note 24 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally on network and cable television programs, including nationally televised events.  Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of January 1, 2012, the contribution rate for United States restaurants is generally 3.25% of retail sales for national advertising and .75% of retail sales for local and regional advertising. Prior to January 1, 2012, the rates were generally 3% and 1%, respectively. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising.

See Note 27 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of January 1, 2012, Wendy’s had 350 franchised restaurants in 26 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. Since the beginning of 2009, new development agreements have been announced for Wendy’s locations in Singapore, the Middle East, North Africa, the Russian Federation, the Eastern Caribbean, Argentina, and the Philippines. New market expansion and further development within existing markets will continue to be components of Wendy’s international strategy over the coming years. Wendy’s has granted development rights in the certain countries and territories listed under Item 2 of this Form 10-K.

Franchisees who wish to operate Wendy’s restaurants outside the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions. The agreements license the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s a technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant fee. In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

In 2011, Wendy’s entered into a joint venture to develop restaurants in Japan. Wendy’s also continually evaluates non-franchise opportunities for development of Wendy’s restaurants in other international markets, including through joint ventures with third parties and opening company-owned restaurants.

General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. In addition, Wendy’s and its franchisees must comply with the federal Fair Labor Standards Act and similar state and local laws, the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants. We do not believe that costs relating to compliance with the ADA will have a material adverse effect on the Companies’ consolidated financial position or results of operations. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Environmental and Other Matters

The Wendy’s Company’s and Wendy’s Restaurants’ past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our company-owned Wendy’s restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

The Wendy’s Company and Wendy’s Restaurants are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. The Companies believe they have adequate reserves for continuing operations for all of their legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Employees

As of January 1, 2012, the Companies and their subsidiaries had approximately 42,800 employees, including approximately 2,800 salaried employees and approximately 40,000 hourly employees. We believe that our employee relations are satisfactory.

Item 1A.  Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2012, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to The Wendy’s Company and Wendy’s Restaurants

Our success depends in part upon the continued retention of certain key personnel. In addition, we are relocating the Atlanta restaurant support center.

There were a number of changes in our senior management team in 2011, including the appointment of a new President and Chief Executive Officer. We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team. The failure by us to retain members of our senior management team in the future could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

We expect to incur significant costs in 2012 for the closure of the Atlanta restaurant support center and its relocation to Ohio for employee severance, retention, recruiting and relocation. In addition, we may incur redundant compensation costs for staff overlap during the relocation transition. We anticipate that our relocation activities will be substantially completed by the third quarter of 2012. During the relocation transition period, we are likely to not retain the services of some experienced corporate personnel, which could distract from and adversely impact the performance of certain corporate, control and administrative functions.

Competition from other restaurant companies, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which company-owned and franchised Wendy’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience, and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a company-owned or franchised restaurant, we may experience a decrease in guest traffic. Further, Wendy’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends. Additionally, many of our competitors have introduced lower cost, value meal menu options. Our revenues and those of our franchisees may be hurt by this product and price competition.

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

The disruptions in the national and global economies and financial markets, and the related reductions in the availability of credit, have resulted in high unemployment rates and declines in consumer confidence and spending, and have made it more difficult for businesses to obtain financing.  If such conditions persist, then they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  Such conditions may also adversely impact the ability of franchisees to build or purchase restaurants, remodel existing restaurants, renew expiring franchise agreements and make timely royalty and other payments.  There can be no assurance that government responses to the disruptions and volatility in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.  If we or our franchisees are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected.

Additionally, we have entered into interest rate swaps and other derivative contracts as described in Note 13 to the Financial Statements and Supplementary Data included in Item 8 herein, and we may enter into additional swaps in the future. We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

Changes in commodity costs (including beef, chicken and corn), supply, fuel, utilities, distribution and other operating costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken and corn), supply, fuel, distribution and other operating costs. Any increase in these costs, especially beef or chicken prices, could harm operating results. In addition, our brand is susceptible to increases in these costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable. Increases in gasoline prices would result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in gasoline prices could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Wendy’s brand reputation and adversely affect our operating results.

Wendy’s and its franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees.

Food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving Wendy’s or its supply chain, could create negative publicity and adversely affect sales at the brand.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. Coli), have occurred in the food industry in the past, and could occur in the future.

Food safety events could adversely affect the price and availability of beef, poultry or other meats. As a result, Wendy’s restaurants could experience a significant increase in food costs if there are food safety events whether or not such events involve Wendy’s restaurants or restaurants of competitors.

In addition, food safety events, whether or not involving Wendy’s, could result in negative publicity for Wendy’s or for the industry or market segments in which we operate. This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s serves, may reduce demand for Wendy’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to other products or food types. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in royalties from sales at franchised restaurants.

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

Wendy’s franchisees are an integral part of our business. Wendy’s may be unable to successfully implement the strategies that it believes are necessary for further growth if franchisees do not participate in that implementation. Our business and operating results could be adversely affected if a significant number of franchisees do not participate in brand strategies.

Our financial results are affected by the operating results of franchisees.

As of January 1, 2012, approximately 79% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

Wendy’s may be unable to manage effectively the acquisition and disposition of restaurants, which could adversely affect our business and financial results.

Wendy’s acquires restaurants from franchisees and in some cases “re-franchises” restaurants by selling them to new or existing franchisees. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable. In addition, the operations of restaurants that the brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of franchised restaurants pose various risks to brand operations, including:

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

In addition, engaging in acquisitions and dispositions places increased demands on the brand’s operational and financial management resources and may require us to continue to expand these resources. If Wendy’s is unable to manage the acquisition and disposition of restaurants effectively, our business and financial results could be adversely affected.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, the brand’s ability to execute its growth strategies will be adversely affected.

Wendy’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of January 1, 2012, Wendy’s leased or owned the land and/or the building for 1,417 Wendy’s restaurants. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Wendy’s is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities. In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See “Item 1. Business - General - Environmental and Other Matters.”

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

Due to the concentration of Wendy’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of January 1, 2012, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 27 foreign countries and territories. As of January 1, 2012 as detailed in “Item 2. Properties,” the 8 leading states by number of operating units were: Florida, Ohio, Texas, Georgia, Michigan, California, Pennsylvania and North Carolina. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

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

Labor is a primary component in the cost of operating our company-owned restaurants. Wendy’s devotes significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including government-mandated health care benefits) or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If the brand is unable to do so, our results of operations could be adversely affected.

Wendy’s plans to expand its breakfast initiative. The breakfast daypart remains competitive and markets may prove difficult to penetrate.
The breakfast initiative at Wendy’s has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from lunch, snack, dinner and late night hours. In addition, breakfast sales can cannibalize sales during other parts of the day and may have negative impacts on food and labor costs, advertising, and restaurant margins. Wendy’s plans to expand its breakfast initiative. Capital investments will be required at company-owned restaurants that are added to the breakfast initiative, and franchisees will be required to make capital investments in their restaurants that participate in the breakfast initiative. In addition, Wendy’s expects to incur additional advertising expense to encourage customers to purchase breakfast at Wendy’s. As a result of all of these factors, breakfast sales and resulting profits may take longer than expected to reach targeted levels and the expansion of the breakfast initiative may be slower than planned.

Complaints or litigation may hurt the Wendy’s brand.

Wendy’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt us and our franchisees.

Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid, and even if we are not found liable or the concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of Wendy’s franchisees could also hurt our business as a whole.

We may not be able to adequately protect our intellectual property, which could harm the value of the Wendy’s brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brand may be harmed, which could have a material adverse effect on our business, including the failure of our brand to achieve and maintain market acceptance. This could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We franchise our brand to various franchisees. While we try to ensure that the quality of our brand is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s restaurant system.

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

Federal legislation regarding changes in government-mandated health care benefits is also anticipated to increase our costs and the costs of our franchisees and may result in significant modifications to our employment and hiring practices.  Because of the absence of implementing regulations, we currently cannot predict the timing or amount of those cost increases or modifications to our business practices. However, the cost increases may be material and such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

Wendy’s does not exercise ultimate control over purchasing for its restaurant system, which could harm sales or profitability and the brand.

Although Wendy’s ensures that all suppliers to the Wendy’s system meet quality control standards, Wendy’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through the purchasing co-op controlled by Wendy’s franchisees, QSCC. QSCC negotiates national contracts for such food, equipment and supplies. Wendy’s is entitled to appoint two representatives (of the total of 11) on the board of directors of QSCC and participates in QSCC through its company-owned restaurants, but does not control the decisions and activities of QSCC except to ensure that all suppliers satisfy Wendy’s quality control standards. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and our results of operations and financial condition or the financial condition of Wendy’s franchisees could be hurt.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.
In addition to many of the risk factors described throughout this Item 1A, Wendy’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, risk of corruption and violations of the United States Foreign Corrupt Practices Act or similar laws of other countries, differing cultures and consumer preferences, the inability to adapt to international customer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development and/or operation of new restaurants, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.
We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may result in adverse publicity and adversely affect the operation of our business and results of operations.
We are significantly dependent upon our computer systems and information technology to properly conduct our business. A failure or interruption of computer systems or information technology could result in the loss of data, business interruptions or delays in business operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A significant security breach of our computer systems or information technology could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, and incur penalties or other costs that could adversely affect the operation of our business and results of operations.

Failure to comply with laws, regulations and third-party contracts regarding the collection, maintenance and processing of information may result in adverse publicity and adversely affect the operation of our business and results of operations.

We collect, maintain and process certain information about customers and employees. Our use and protection of this information is regulated by various laws and regulations, as well as by third-party contracts. If our systems or employees fail to comply with these laws, regulations or contract terms, it could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and incur penalties or remediation and other costs that could adversely affect the operation of our business and results of operations.

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

Wendy’s Restaurants and its subsidiaries are subject to various restrictions, and substantially all of their non-real estate assets are pledged and subject to certain restrictions, under a Credit Agreement.

In May 2010, Wendy’s Restaurants entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility.  The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties. The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio and (iii) a consolidated senior secured lease adjusted leverage ratio. The covenants generally do not restrict The Wendy’s Company or any of its subsidiaries that are not subsidiaries of Wendy’s Restaurants.  If the Borrowers are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Credit Agreement, then they would be in default under the terms of the agreement, which would preclude the payment of dividends to The Wendy’s Company, restrict access to the revolving credit facility, and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness. See Note 12 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Credit Agreement.

Wendy’s Restaurants and its subsidiaries have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet payment obligations under the Wendy’s Restaurants 10.0% Senior Notes due in 2016 (the “Senior Notes”) and other debt.

Wendy’s Restaurants and certain of its subsidiaries have a significant amount of debt and debt service requirements. As of January 1, 2012, on a consolidated basis, there was approximately $1.3 billion of outstanding debt.

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and the Credit Agreement restrict, but do not completely prohibit, us or our subsidiaries from doing so. In addition, the Senior Notes indenture allows Wendy’s Restaurants to issue additional Senior Notes under certain circumstances, which will also be guaranteed by the guarantors of the Senior Notes. The indenture also allows Wendy’s Restaurants to incur certain secured debt and allows our foreign subsidiaries to incur additional debt, which would be effectively senior to the Senior Notes. In addition, the indenture does not prevent Wendy’s Restaurants from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

To service debt and meet its other cash needs, Wendy’s Restaurants will require a significant amount of cash, which may not be generated or available to it.

The ability of Wendy’s Restaurants to make payments on, or repay or refinance, its debt, including the Senior Notes and the Credit Agreement, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s Restaurants to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the indenture governing the Senior Notes, the Credit Agreement and other agreements it may enter into in the future. Specifically, Wendy’s Restaurants will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s Restaurants business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt, including the Senior Notes and Credit Agreement, or to fund its or The Wendy’s Company’s dividend and other liquidity needs.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale, such as income, sales and use, and other operating taxes. Discontinued operations for the 2011 third and fourth quarters included $2.1 million for amounts accrued for certain tax liabilities related to Arby’s which are the obligations of Wendy’s Restaurants pursuant to the indemnification provisions of the Purchase and Sale Agreement and it is possible that further accruals may occur in future periods as audits by various taxing authorities are resolved. Further accruals in future periods would adversely affect our results of operations.

Risks Related to The Wendy’s Company

There can be no assurance regarding whether or to what extent The Wendy’s Company will pay dividends on its Common Stock in the future.

Holders of The Wendy’s Company Common Stock will only be entitled to receive such dividends as its Board of Directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of the Board of Directors and will depend on The Wendy’s Company’s earnings, financial condition, cash requirements and such other factors as the Board of Directors may deem relevant from time to time.

Because The Wendy’s Company is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of its subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to The Wendy’s Company will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Credit Agreement and the Senior Notes indenture, which are described earlier in this Item 1A.

A substantial amount of The Wendy’s Company Common Stock is concentrated in the hands of certain stockholders.

Nelson Peltz, The Wendy’s Company Chairman and former Chief Executive Officer, and Peter May, The Wendy’s Company Vice Chairman and former President and Chief Operating Officer, beneficially own shares of The Wendy’s Company outstanding Common Stock that collectively constitute more than 25% of its total voting power. Messrs. Peltz and May may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

On December 1, 2011, The Wendy’s Company entered into an agreement (the “Trian Agreement”) with Messrs. Peltz and May and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, the Board of Directors (the “Board”), including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law (“Section 203”), the Covered Persons becoming the owners (as defined in Section 203(c)(9) of the DGCL) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Agreement, the “Maximum Percentage”) of the outstanding shares of the Company's Common Stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership (such approval, the “Section 203 Approval”).

Pursuant to the 2011 Agreement, each of the Covered Persons has agreed that, for so long as the Company has a class of equity securities listed on any national securities exchange, (a) he will not purchase or cause to be purchased, or otherwise acquire, beneficial ownership of Company voting securities that would increase the aggregate beneficial ownership of Company voting securities by the Covered Persons above the Maximum Percentage; (b) he will not solicit proxies or submit any proposal for the vote of stockholders of the Company or recommend or request or induce any other person to take any such actions or seek to advise, encourage or influence any other person with respect to the Shares, in each case, if the result of such action would be to cause the Board to be comprised of less than a majority of independent directors; (c) he will not engage in certain affiliate transactions with the Company without the prior approval of a majority of the Audit Committee of the Board or other committee of the Board that is comprised of independent directors; and (iii) except with respect to certain pledged shares, each of the Covered Persons shall cause the Company voting securities owned by it to be present at stockholder meetings for the purposes of establishing a quorum and shall vote any Company voting securities in excess of the shares beneficially owned by them on the date of the Trian Agreement either as recommended by the Board or in the same proportion as Company voting securities not owned by the Covered Persons are actually voted, subject to certain limited exceptions.

The Trian Agreement (other than the provisions relating to the Section 203 Approval and certain miscellaneous provisions that survive the termination of the Agreement) will terminate upon the earliest to occur of (i) the Covered Persons ceasing to own in the aggregate 25% of the outstanding voting power of the Company, (ii) December 1, 2014, (iii) at such time as the Company's Common Stock is no longer listed on a national securities exchange, and (iv) such time as any person other than the Covered Persons or any Affiliate, Associate of, or member of a Schedule 13D group with, the Covered Persons, (a) makes an offer to purchase (x) an amount of shares that when added to the number of shares already beneficially owned by such person and its affiliates and associates equals or exceeds 50% of the outstanding voting power of the Company or (y) all or substantially all of the assets of the Company, (b) solicits proxies with respect to a majority slate of directors or (c) commences or announces an intention to commence a solicitation of proxies, becomes a “participant” in a “solicitation” or assists any “participant” in, a “solicitation” as such terms are defined in Rule 14a-1 of Regulation 14A under the Securities Exchange Act of 1934, as amended), or submits any proposal for the vote of stockholders of the Company, or recommends or requests or induces or attempts to induce any other person to take any such actions, or to seek to advise, encourage or influence any other person with respect to the voting of Company voting securities, in each case, if the result of any such proposal or solicitation would be to change a majority of the persons serving as directors on the Board.

This concentration of ownership gives Messrs. Peltz and May significant influence over the outcome of actions requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of the Company’s assets. They are also in a position to have significant influence to prevent or cause a change in control of The Wendy’s Company. If in the future Messrs. Peltz and May were to acquire more than a majority of The Wendy’s Company outstanding voting power, they would be able to determine the outcome of the election of members of the Board of Directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of The Wendy’s Company assets. They would also be in a position to prevent or cause a change in control of The Wendy’s Company.

The Wendy’s Company’s certificate of incorporation contains certain anti-takeover provisions and permits our Board of Directors to issue preferred stock without stockholder approval and limits its ability to raise capital from affiliates.

Certain provisions in The Wendy’s Company’s certificate of incorporation are intended to discourage or delay a hostile takeover of control of The Wendy’s Company. The Wendy’s Company’s certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by its Board of Directors. Accordingly, its Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of its common stock. The preferred stock could be used to discourage, delay or prevent a change in control of The Wendy’s Company that is determined by its Board of Directors to be undesirable. Although The Wendy’s Company has no present intention to issue any shares of preferred stock, it cannot assure you that it will not do so in the future.

The Wendy’s Company’s certificate of incorporation prohibits the issuance of preferred stock to affiliates, unless offered ratably to the holders of The Wendy’s Company’s common stock, subject to an exception in the event that The Wendy’s Company is in financial distress and the issuance is approved by its audit committee. This prohibition limits the ability to raise capital from affiliates.

Risks Related to Wendy’s Restaurants

Wendy’s Restaurants is dependent on dividends and/or loans or advances from its subsidiaries to meet its debt service obligations.

The ability of Wendy’s Restaurants’ subsidiaries to pay cash dividends and/or make loans or advances to Wendy’s Restaurants will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to Wendy’s Restaurants will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Credit Agreement and the Senior Notes indenture, which are described above in this Item 1A.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 1, 2012:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, OH	Owned	249,025	*
Atlanta Support Center	Atlanta, GA	Leased	75,663
Former Corporate Headquarters	New York, NY	Leased	31,237	**
Wendy’s Restaurants of Canada Inc.	Oakville, Ontario, Canada	Leased	35,125
_____________________

*	QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases approximately 14,300 square feet of this space from Wendy’s.

**
A management company formed by Messrs. Nelson Peltz, our Chairman and former Chief Executive Officer, Peter W. May, our Vice Chairman and former President and Chief Operating Officer, and Edward P. Garden, our Former Vice Chairman and a member of our Board of Directors subleases approximately 26,600 square feet of this space from us.

At January 1, 2012, Wendy’s and its franchisees operated 6,594 Wendy’s restaurants. Of the 1,417 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 643 restaurants, owned the building and held long-term land leases for 487 restaurants and held leases covering land and building for 287 restaurants. Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. As of January 1, 2012, Wendy’s also owned 56 and leased 206 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce buns for Wendy’s restaurants and other outside parties (including certain distributors to the Arby’s system). The buns are distributed to both company-owned and franchised restaurants primarily using the Bakery’s fleet of trucks. As of January 1, 2012, the Bakery employed approximately 350 people at the two facilities that had a combined size of approximately 205,000 square feet.

The location of company-owned and franchised restaurants as of January 1, 2012 is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	95
Alaska	—	7
Arizona	46	55
Arkansas	—	64
California	55	214
Colorado	48	80
Connecticut	5	45
Delaware	—	15
Florida	185	303
Georgia	58	236
Hawaii	7	—
Idaho	—	29
Illinois	97	98
Indiana	5	174
Iowa	—	45
Kansas	11	63
Kentucky	4	138
Louisiana	58	71
Maine	5	15
Maryland	—	111
Massachusetts	78	12
Michigan	21	248
Minnesota	—	68
Mississippi	8	88
Missouri	37	57
Montana	—	17
Nebraska	—	34
Nevada	—	46
New Hampshire	4	21
New Jersey	22	118
New Mexico	—	38
New York	65	152
North Carolina	39	214
North Dakota	—	9
Ohio	75	347
Oklahoma	—	39
Oregon	19	32
Pennsylvania	79	179
Rhode Island	11	7
South Carolina	—	132
South Dakota	—	9
Tennessee	—	184
Texas	75	318
Utah	57	30
Vermont	—	5
Virginia	54	160
Washington	29	45
West Virginia	22	51
Wisconsin	—	62
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	1,279	4,597
Canada	138	230
North America subtotal	1,417	4,827

	Wendy’s
Country/Territory	Company	Franchise
Argentina	—	1
Aruba	—	3
Bahamas	—	10
Cayman Islands	—	2
Costa Rica	—	10
Curacao	—	1
Dominican Republic	—	7
El Salvador	—	14
Guam	—	3
Guatemala	—	9
Honduras	—	30
Indonesia	—	27
Jamaica	—	4
Japan	—	1
Malaysia	—	8
Mexico	—	26
New Zealand	—	17
Panama	—	7
Philippines	—	31
Puerto Rico	—	74
Russia	—	5
Singapore	—	10
Trinidad and Tobago	—	2
United Arab Emirates	—	9
Venezuela	—	37
U. S. Virgin Islands	—	2
International subtotal	—	350
Grand total	1,417	5,177

Item 3.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We provide reserves for such litigation and claims when payment is probable and reasonably estimable. The Companies believe they have adequate reserves for continuing operations for all of their legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Wendy’s completed the initial public offering of Tim Hortons Inc. (“THI”) in March, 2006 and the spin-off of THI in September, 2006. In connection with the initial public offering, Wendy’s and THI entered into a tax sharing agreement that governed the rights and responsibilities of the parties with respect to taxes for periods up to the date of the spin-off, including the allocation of tax attributes between the parties. In 2007, Wendy’s asserted a claim against THI for approximately $1.0 million for a tax claim related to a competent authority adjustment. THI has disputed this claim. In addition, THI has asserted claims for damages related to foreign tax credits THI allegedly should have received in the spin-off in the aggregate amount of Canadian dollars $29.0 million. Wendy’s has disputed and continues to dispute these claims. In 2011, THI invoked the dispute resolution provision of the tax sharing agreement, which calls for binding mandatory arbitration. In February, 2012, THI submitted a notice of claim, which makes the same claims THI has asserted under the tax sharing agreement, to Wendy’s under the master separation agreement between Wendy’s and THI that was executed contemporaneously with the tax sharing agreement. The dispute resolution provision of the master separation agreement calls for good faith negotiations between the parties, followed by non-binding mediation. Either party can bring suit if no resolution is reached following mediation. The parties are still in discussions but it no longer appears likely that a resolution will be reached without the involvement of a neutral third party. We cannot estimate a range of possible loss, if any, for this matter at this time since, among other things, it is still in a preliminary stage, no arbitrator or other neutral third party has been selected by the parties, various motions have yet to be submitted, no discovery has occurred and significant factual and legal issues are unresolved. Wendy’s intends to vigorously assert its claim and defend against the THI claims.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(The Wendy’s Company)

In December 2011, The Wendy’s Company transferred the listing of its common stock from the New York Stock Exchange (symbol:WEN) to NASDAQ Global Select Market (“NASDAQ”). The Company’s common stock continues to trade under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2011
First Quarter ended April 3	$5.22	$4.40
Second Quarter ended July 3	5.20	4.50
Third Quarter ended October 2	5.62	4.36
Fourth Quarter ended January 1	5.58	4.29

2010
First Quarter ended April 4	$5.22	$4.26
Second Quarter ended July 4	5.55	3.95
Third Quarter ended October 3	4.73	3.83
Fourth Quarter ended January 2	5.09	4.28

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

During the 2011 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock.

For the first three quarters of the 2010 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.015 per share on its common stock. The fourth quarter cash dividend was $0.02 per share of common stock.

During the 2012 first quarter, The Wendy’s Company declared dividends of $0.02 per share to be paid on March 15, 2012 to shareholders of record as of March 1, 2012. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of their Board of Directors and will be based on such factors as The Wendy’s Company earnings, financial condition, cash requirements and other factors.

As of February 24, 2012, there were approximately 44,465 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2011:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 3, 2011 through November 6, 2011	1,100,036	$4.43	1,095,000	$92,503,274
November 7, 2011 through December 4, 2011	—	—	—	$92,503,274
December 5, 2011 through January 1, 2012	276,908	$5.36	—	$0
Total	1,376,944	$4.62	1,095,000	$0

(1) Includes 281,944 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting date of such awards.

(2) The authorization for the repurchase program expired at the end of fiscal 2011.

(Wendy’s Restaurants)

As a limited liability company, Wendy’s Restaurants does not issue common stock. The registrant’s sole member is The Wendy’s Company. There is no market for Wendy’s Restaurants member’s interest. It has no securities authorized for issuance under equity compensation plans.

Intercompany cash dividends of $443.7 million were paid to The Wendy’s Company in 2010.

(The Wendy’s Company and Wendy’s Restaurants)

The Companies’ ability to meet their cash requirements is primarily dependent upon their cash and cash equivalents on hand and cash flows from Wendy’s, including loans and cash dividends. Additionally, The Wendy’s Company ability to meet its cash requirements is also dependent upon payments by Wendy’s under a tax sharing agreement. The Companies’ cash requirements include, but are not limited to, interest and principal payments on their indebtedness. Under the terms of the Credit Agreement (see “Item 1A. Risk Factors-Risks Related to The Wendy’s Company and Wendy’s Restaurants - Wendy’s Restaurants, are subject to various restrictions, and substantially all of their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement”), there are restrictions on the ability of Wendy’s Restaurants and its subsidiaries to pay any dividends or make any loans or advances to The Wendy’s Company. The ability of Wendy’s to pay cash dividends to the Companies or make any loans or advances, as well as to make payments under the tax sharing agreement to The Wendy’s Company is also dependent upon their ability to achieve sufficient cash flows after satisfying their cash requirements, including debt service. As of January 1, 2012, under the terms of the Credit Agreement, there was $77.7 million available for the payment of dividends directly to The Wendy’s Company from Wendy’s Restaurants, or Wendy’s. See Note 12 of the Financial Statements and Supplementary Data included in Item 8 herein, and “Management’s Discussion and Analysis - Results of Operations and Liquidity and Capital Resources” in Item 7 herein, for further information on the Credit Agreement.

Item 6. Selected Financial Data.

(The Wendy’s Company)

			Year Ended (1) (2)
	January 1, 2012		January 2, 2011		January 3, 2010		December 28, 2008 (3)		December 30, 2007 (3)

			(In Millions, except per share amounts)

Sales	$2,126.6		$2,079.1		$2,134.2		$530.8		$—
Franchise revenues	304.8		296.3		302.9		74.6		—
Asset management and related fees (4)	—		—		—		—		63.3
Revenues	2,431.4		2,375.4		2,437.1		605.4		63.3
Operating profit (loss)	137.1	(8)	150.4	(9)	97.6	(10)	(32.4)		(107.4)	(12)
Income (loss) from continuing operations	17.9	(8)	18.1	(9)	5.4	(10)	(128.1)	(11)	(56.9)	(12)
(Loss) income from discontinued operations (5)	(8.0)		(22.4)		(0.3)		(351.6)		73.0
Net income (loss)	9.9	(8)	(4.3)	(9)	5.1	(10)	(479.7)	(11)	16.1	(12)
Basic and diluted income (loss) per share (6):
Continuing operations:
Common stock	.04		.04		.01		(.81)		(.62)
Class B common stock	N/A		N/A		N/A		(.33)		(.62)
Discontinued operations:
Common stock	(.02)		(.05)		.00		(2.24)		.79
Class B common stock	N/A		N/A		N/A		(.91)		.79
Net income (loss)
Common stock	.02		(.01)		.01		(3.05)		.17
Class B common stock	N/A		N/A		N/A		(1.24)		.17
Cash dividends per share:
Common stock	.08		.07		.06		.26		.32
Class B common stock	N/A		N/A		N/A		.26		.36
Weighted average diluted shares outstanding (7):
Common stock	407.2		427.2		466.7		137.7		28.8
Class B common stock	N/A		N/A		N/A		48.0		63.5

	January 1, 2012		January 2, 2011		January 3, 2010		December 28, 2008 (3)		December 30, 2007 (3)

				(In Millions)
Working capital (deficiency)	$378.7		$333.3		$403.8		$(121.7)		$(36.9)
Properties	1,192.2		1,551.3		1,619.2		1,770.4		504.9
Total assets	4,300.7		4,732.7		4,975.4		4,645.6		1,454.6
Long-term debt, including current portion	1,357.0		1,572.4		1,522.9		1,111.6		739.3
Stockholders’ equity	1,996.1		2,163.2		2,336.3		2,383.4		449.8

_______________

(1)
The Wendy’s Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Except for the 2009 fiscal year, which contained 53 weeks, each of The Wendy’s Company’s fiscal years presented above contained 52 weeks. All references to years relate to fiscal years rather than calendar years. The financial position and results of operations for Wendy’s are included commencing with the merger with Wendy’s on September 29, 2008. Immediately prior to this merger, each share of our Class B common stock was converted into Class A common stock on a one for one basis. In connection with the May 28, 2009 amendment and restatement of The Wendy’s Company’s Certificate of Incorporation, The Wendy’s Company’s former Class A common stock is now referred to as “Common Stock.” Deerfield & Company LLC (“Deerfield”), in which The Wendy’s Company held a 63.6% capital interest from July 22, 2004 through its sale on December 21, 2007, reported on a calendar year ending on December 31 through its sale date.

(2)
On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations. Balance sheet information for all periods prior to January 1, 2012 includes Arby’s.

(3)
As of December 29, 2008, The Wendy’s Company adopted new accounting guidance related to non-controlling interests (formerly referred to as minority interests). This adoption resulted in the retrospective reclassification of minority interests from its former presentation as a liability to “Stockholders’ equity.” The reclassifications were $0.l million and $0.9 million for 2008 and 2007, respectively. Income attributable to non-controlling interests in 2008 and 2007 was not material.

(4)
Asset management and related fees were generated by the Company in its capacity as the investment manager for various investment funds and private investment accounts and as the collateral manager for various collateralized debt obligation vehicles through the date of the sale of its interest in Deerfield discussed above.

(5)
(Loss) income from discontinued operations includes Arby’s income (loss) for the period from January 3, 2011 through July 3, 2011 and the years ended January 2, 2011, January 3, 2010, December 28, 2008, and December 30, 2007. Loss from discontinued operations in 2011 includes a loss on disposal, net of income taxes, of $8.8 million. (Loss) income from discontinued operations, net of income taxes, in 2009, 2008, and 2007 includes income from discontinued operations, net of income taxes, of our former premium beverage and soft drink concentrate business segment and our former utility and municipal services and refrigeration business segment of $1.6 million, $2.2 million and $1.0 million, respectively.

(6)
For the purposes of calculating (loss) income per share amounts for 2008 and 2007, (loss) income was allocated between The Wendy’s Company Class A common stock and The Wendy’s Company Class B common stock proportionately based on weighted average basic shares outstanding.

(7)
The weighted average number of shares used in the calculation of diluted income per share in 2011, 2010 and 2009 consists of the weighted average basic shares outstanding for common stock and potential shares of common stock reflecting the effect of 2.0 million, 0.9 million and 0.5 million dilutive stock options and non-vested restricted shares for 2011, 2010 and 2009, respectively. The weighted average number of shares used in the calculation of diluted (loss) income per share for 2008 and 2007 is the same as basic (loss) income per share since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for these years.

(8)
Reflects certain significant charges recorded during 2011 as follows: $58.6 million charged to operating profit, consisting of $45.7 million for transaction related and other costs for severance, relocation and other items associated with the sale of Arby’s and the related announcements (in July and December 2011) that the Companies’ Atlanta headquarters and restaurant support center would be relocated to Ohio and $12.9 million for impairment of long-lived assets other than goodwill; and $36.4 million charged to income from continuing operations and net income related to these charges.

(9)
Reflects certain significant charges recorded during 2010 as follows: $26.3 million charged to operating profit for impairment of long-lived assets other than goodwill; $16.3 million charged to income from continuing operations and net loss related to these charges; and $16.2 million charged to income from continuing operations and net loss related to costs incurred for the early extinguishment of debt, which was comprised of a premium payment required to redeem the Wendy’s 6.25% senior notes, the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes, and the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

(10)
Reflects significant charges recorded in 2009 of $25.6 million charged to operating profit for impairment of long-lived assets other than goodwill and $15.9 million charged to income from continuing operations and net income related to these charges.

(11)
Reflects certain significant charges recorded during 2008 for other than temporary losses on investments of $112.7 million partially offset by $20.3 million of income tax benefit related to the above charges.

(12)
Reflects certain significant charges and credits recorded during 2007 as follows: $44.6 million charged to operating loss, consisting of merger restructuring costs of $84.8 million less $40.2 million from the gain on sale of The Wendy’s Company’s interest in Deerfield; $16.2 million charged to loss from continuing operations and net income representing the aforementioned $44.6 million charged to operating loss offset by $15.6 million of income tax benefit related to the above charge, and a $12.8 million previously unrecognized prior year contingent tax benefit related to certain severance obligations to certain of The Wendy’s Company’s former executives.

(Wendy’s Restaurants)

Omitted pursuant to General Instruction I of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) should be read in conjunction with the consolidated financial statements and the related combined notes that appear elsewhere within this report.  Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1 - Business.”  You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above, as well as our consolidated financial statements, related combined notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

The Wendy’s Company (formerly, through July 4, 2011, Wendy’s/Arby’s Group, Inc.) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (formerly, through July 4, 2011, Wendy’s/Arby’s Restaurants, LLC). On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). See “Executive Overview - Sale of Arby’s” for more information on the sale of Arby’s. Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations in the accompanying consolidated statements of operations. After this sale, the principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants specializing in hamburger sandwiches throughout the United States of America (the “U.S.”). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan) are not material. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Sale of Arby’s

During January 2011, The Wendy’s Company decided to explore strategic alternatives for the Arby’s brand, which culminated in the sale of Arby’s, in order to focus on the development of the Wendy’s brand. On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190 million of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations. In accordance with the sale agreement, The Wendy’s Company made an election under §338(h)(10) of the Internal Revenue Code, which has the effect of treating the transaction as a sale of assets and resulted in an approximate $230 million ordinary loss for income tax purposes. Had this election not been made, the sale of Arby’s common stock would have resulted in a capital loss for income tax purposes.
The Companies recorded a pre-tax loss on disposal of Arby’s of $5.2 million during the year ended January 1, 2012, which included the effect of the valuation of our indirect retained interest ($19.0 million), transaction closing costs ($11.5 million), and post closing purchase price adjustments primarily related to working capital ($14.8 million). The Companies recognized income tax expense associated with the loss on disposal of $3.6 million during the year ended January 1, 2012. This income tax expense was comprised of (1) an income tax benefit of $1.9 million on the pre-tax loss on disposal and (2) income tax expense of $5.5 million due to a permanent difference between the book and tax basis of Arby’s goodwill.

Wendy’s Restaurants also entered into a stockholders agreement with Buyer Parent and ARG Investment Corporation, an entity affiliated with Buyer Parent, which sets forth certain agreements among the parties thereto concerning, among other things, the governance of Buyer Parent and transfer rights, information rights and registration rights with respect to the equity securities of Buyer Parent. In addition, Wendy’s Restaurants entered into a transition services agreement with Buyer, pursuant to which it provided and was reimbursed for continuing corporate and shared services to Buyer for a limited period of time; such services were completed in the fourth quarter of 2011.
Our Continuing Business

As of January 1, 2012, the Wendy’s restaurant system was comprised of 6,594 restaurants, of which 1,417 were owned and operated by the Companies. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results have been impacted by a number of factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs in 2011. These increased costs negatively affected cost of sales and restaurant margins.

Wendy’s long-term growth opportunities include (1) improving our North America business by elevating the total customer experience through core menu improvement, step-change product innovation and focused execution of its brand positioning, (2) investing in an Image Activation program for our new and remodeled restaurants, (3) continuing to develop our breakfast program, (4) employing financial strategies to improve our net income and (5) building the brand worldwide.

Wendy’s revenues for 2011 include: (1) $2,050.1 million of sales at company-owned restaurants, (2) $74.3 million from the sale of bakery items, (3) $2.2 million from the sale of kids’ meal promotion items to our franchisees, (4) $280.5 million of royalty income from franchisees, and (5) $24.3 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the year ended January 1, 2012. During the first quarter of 2011, Wendy’s purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) began managing the operations for kids’ meal promotion items sold to franchisees. Our sales of kids’ meal promotion items during 2011 were made from inventory on hand prior to QSCC’s management of this process. Therefore, we will not generate any future revenues from sales of kids’ meal promotion items sold to franchisees.

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

Credit Agreement

In May 2010, Wendy’s Restaurants entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility (the “Term Loan”) and a $150.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement contains provisions for an uncommitted increase of up to $300.0 million principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, and mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds of $497.5 million. The $2.5 million discount is being accreted and the related charge included in “Interest expense” through the maturity of the Term Loan. The Term Loan will mature in May 2017 and requires quarterly principal installments, which commenced on September 30, 2010, equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s Restaurants as defined under the Term Loan. An excess cash flow payment for fiscal 2010 of $24.9 million was paid in the first quarter of 2011. An excess cash flow payment was not required for fiscal 2011. In addition, Wendy’s Restaurants was not required to utilize any portion of the proceeds from the sale of Arby’s described above in “Executive Overview - Sale of Arby’s” as a Term Loan prepayment.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 5.00% as of January 1, 2012.

The Companies incurred approximately $16.4 million in costs related to the Credit Agreement, which is being amortized to “Interest expense” over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253.8 million of existing indebtedness, including fees and interest, under the then existing Wendy’s Restaurants amended senior secured term loan, which replaced the prior Arby’s credit agreement in March 2009 and which was scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement.

The Companies recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the merger with Wendy’s), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

Related Party Transactions

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees to establish QSCC.  QSCC manages food and related product purchases and distribution services for the Wendy’s system in the U.S. and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada. Prior to 2010, the system’s purchasing function was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for operations in the U.S. and Canada, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in 2010.  Pursuant to the terms of the Wendy’s Co-op, Wendy’s paid $15.5 million to QSCC over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. The payments by Wendy’s under the Wendy’s Co-op were expensed in 2009 and included in “General and administrative.”  Wendy’s made payments of $0.3 million and $15.2 million in 2011 and 2010, respectively. In connection with the ongoing operations of QSCC during 2010, QSCC reimbursed Wendy’s $0.9 million for amounts Wendy’s had paid primarily for payroll-related expenses for certain Canadian QSCC purchasing employees.

Since the third quarter of 2010, all QSCC members (including Wendy’s) pay sourcing fees to third party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded the anticipated cash portion of its share of patronage dividends of $2.0 million and $0.3 million in 2011 and 2010, respectively, which are included as a reduction of “Cost of sales.”

Effective January 4, 2010, QSCC subleased approximately 9,333 square feet of office space from Wendy’s. Effective January 1, 2011, Wendy’s and QSCC entered into a sublease amendment which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of approximately $0.2 million with five one-year renewal options. On July 5, 2011, QSCC renewed the lease for a one year period ending December 31, 2012.

Strategic Sourcing Group Agreement

On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”) in consultation with Wendy’s Restaurants, established Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs for certain non-perishable goods, equipment, and services. Wendy’s Restaurants had committed to pay approximately $5.1 million of SSG expenses, which were expensed in 2010 and included in “General and administrative,” and were to be paid over a 24 month period through March 2012. However, in anticipation of the sale of Arby’s, effective April 2011, SSG was dissolved and its activities were transferred to QSCC and ARCOP and the remaining accrued commitment of $2.3 million was reversed and credited to “General and administrative.”

(The Wendy’s Company)

Equities Account

On June 10, 2009, The Wendy’s Company and a management company (the “Management Company”) which was formed by our Chairman, who was our former Chief Executive Officer, our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman, entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that The Wendy’s Company would be permitted to withdraw all amounts in brokerage accounts (the “Equities Account”) which were managed by the Management Company on an accelerated basis (the “Early Withdrawal”) effective no later than June 26, 2009.  Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company, which was terminated on June 26, 2009, The Wendy’s Company had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47.0 million was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, The Wendy’s Company agreed to pay the Management Company $5.5 million (the “Withdrawal Fee”), was not required to return the $47.0 million referred to above and was no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37.4 million, of which $31.9 million was received by The Wendy’s Company, net of the Withdrawal Fee, and for which The Wendy’s Company realized a gain of $2.3 million in 2009. The Withdrawal Fee and the gain on the liquidation of the investments were included in “Investment income (expense), net.”

Sublease of New York Office Space

In July 2008 and July 2007, The Wendy’s Company entered into agreements under which the Management Company is subleasing (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent.  Under the terms of the amended sublease, which expires in May 2012, the sublease is not cancelable prior to the expiration of the prime lease in May 2012 and the Management Company pays rent to The Wendy’s Company in an amount that covers substantially all of the Company’s rent obligations under the prime lease for the subleased space.

Services Agreements

The Wendy’s Company and the Management Company entered into a new services agreement (the “New Services Agreement”), which commenced on July 1, 2009 and expired on June 30, 2011. Under the New Services Agreement, the Management Company assisted us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. The Companies paid approximately $2.5 million and $5.4 million in 2010 and 2009, respectively, in fees for corporate finance advisory services under the New Service Agreement in connection with the negotiation and execution of the Credit Agreement in 2010 and the issuance of the Wendy’s Restaurants $565.0 million Senior Notes (the “Senior Notes”) in 2009.

In addition, The Wendy’s Company paid the Management Company a service fee of $0.25 million per quarter, in connection with the New Services Agreement which expired on June 30, 2011.

Under a prior services agreement, which commenced on June 30, 2007 and expired on June 30, 2009 (the “Services Agreement”), the Management Company provided a broader range of professional and strategic services to The Wendy’s Company.

Liquidation Services Agreement

On June 10, 2009, The Wendy’s Company and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assisted us in the sale, liquidation or other disposition of our cost investments and the series A senior notes that we received from Deerfield Capital Corp. (the “DFR Notes”) (together, the “Legacy Assets”), which were not related to the Equities Account.  The Liquidation Services Agreement required The Wendy’s Company to pay the Management Company a fee of $0.9 million in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date.

Aircraft Agreement

In August 2007, The Wendy’s Company entered into time share agreements under which the Chairman and then Chief Executive Officer and the Vice Chairman and then President and Chief Operating Officer of The Wendy’s Company (the “Former Executives”) and the Management Company used two of The Wendy’s Company’s corporate aircraft in exchange for payment of certain incremental flight and related costs of such aircraft.  Those time share agreements expired during the second quarter of 2009 and, in the third quarter of 2009, one of the aircraft was sold to an unrelated third party.

In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under the time share agreement mentioned above.  The Aircraft Lease Agreement originally provided that The Wendy’s Company would lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010.  On June 24, 2010, The Wendy’s Company and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2011). Under the Aircraft Lease Agreement, TASCO paid $10 thousand per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and certain storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. The Wendy’s Company continued to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs.

On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13 thousand.

The Aircraft Lease Agreement may be terminated by The Wendy’s Company without penalty in the event it sells the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale. We intend to dispose of the Company-owned aircraft leased under the lease agreement discussed above as soon as practicable. As of January 1, 2012, the aircraft has a carrying value that approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

Franchisee-Related Equipment Purchase and Installation Programs

Equipment for Systemwide Core Menu Initiative

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s initiated incentive programs for franchisees, including the partial subsidy of interest rates and a guarantee program.

Breakfast Expansion

In order to encourage franchisees to participate in the breakfast daypart, Wendy’s has established the following programs:

•
Wendy’s will continue to lease equipment to certain franchisees that are participating in the breakfast program. At the time breakfast becomes a required program, the franchisees will be required to purchase the equipment from Wendy’s based on its then book value plus installation costs. The total amount of expenditures for equipment (including installation) leased to franchisees is expected to be no more than $4.5 million.

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

As of January 1, 2012, Wendy’s has purchased equipment with a current net book value of approximately $2.6 million that has been leased to franchisees and has made loans of $2.6 million under the above breakfast program. The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program. Based on franchisee participation in the breakfast program, Wendy’s estimates the royalties not to be received under this program will approximate $4.4 million over the three year period through the second quarter of 2015.

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

Japan Joint Venture Guarantee

In 2012, Wendy’s Restaurants (1) provided a guarantee to a lender to the Japan joint venture for which our joint venture partner has agreed to reimburse and otherwise indemnify us for his 51% share of the guarantee and (2) has agreed to reimburse and otherwise indemnify our joint venture partner for our 49% share of the guarantee by our joint venture partner of a line of credit granted by a different lender to the Japan joint venture to fund working capital requirements. Our portion of these contingent obligations totals approximately $2.9 million (¥220.8 million) based upon current rates of exchange. The fair value of our guarantees is immaterial. The Companies anticipate that additional guarantees of up to $5.0 million may be necessary in 2012.

Presentation of Financial Information

The Companies report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2012” or “2011,” which consisted of 52 weeks, (2) “the year ended January 2, 2011” or “2010,” which consisted of 52 weeks and (3) “the year ended January 3, 2010” or “2009,” which consisted of 53 weeks.  All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

As a result of the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” Arby’s results of operations for all periods presented and the loss on sale have been included in “Net loss from discontinued operations” in the tables below.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Companies’ consolidated results of operations for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 (except company-owned average unit volumes, which are in thousands):

(The Wendy’s Company)

	2011		2010		2009
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$2,126.6	$47.5	$2,079.1	$(55.1)	$2,134.2
Franchise revenues	304.8	8.5	296.3	(6.6)	302.9
	2,431.4	56.0	2,375.4	(61.7)	2,437.1
Costs and expenses:
Cost of sales	1,816.1	59.1	1,757.0	(55.1)	1,812.1
General and administrative	292.4	(19.1)	311.5	(41.6)	353.1
Depreciation and amortization	123.0	(3.8)	126.8	(7.3)	134.1
Impairment of long-lived assets	12.9	(13.4)	26.3	0.7	25.6
Transaction related and other costs	45.7	45.7	—	—	—
Merger restructuring	—	—	—	(11.1)	11.1
Other operating expense, net	4.2	0.8	3.4	(0.1)	3.5
	2,294.3	69.3	2,225.0	(114.5)	2,339.5
Operating profit	137.1	(13.3)	150.4	52.8	97.6
Interest expense	(114.1)	4.3	(118.4)	(11.5)	(106.9)
Loss on early extinguishment of debt	—	26.2	(26.2)	(26.2)	—
Investment income (expense), net	0.5	(4.8)	5.3	8.4	(3.1)
Other than temporary loss on investments	—	—	—	3.9	(3.9)
Other income, net	0.9	(1.6)	2.5	2.5	—
Income (loss) from continuing operations before income taxes	24.4	10.8	13.6	29.9	(16.3)
(Provision for) benefit from income taxes	(6.5)	(11.0)	4.5	(17.2)	21.7
Income from continuing operations	17.9	(0.2)	18.1	12.7	5.4
Net loss from discontinued operations	(8.0)	14.4	(22.4)	(22.1)	(0.3)
Net income (loss)	$9.9	$14.2	$(4.3)	$(9.4)	$5.1

(Wendy’s Restaurants)

	2011		2010		2009
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$2,126.6	$47.5	$2,079.1	$(55.1)	$2,134.2
Franchise revenues	304.8	8.5	296.3	(6.6)	302.9
	2,431.4	56.0	2,375.4	(61.7)	2,437.1
Costs and expenses:
Cost of sales	1,816.1	59.1	1,757.0	(55.1)	1,812.1
General and administrative	281.6	(21.7)	303.3	(39.8)	343.1
Depreciation and amortization	122.4	(2.6)	125.0	(7.3)	132.3
Impairment of long-lived assets	12.9	(13.4)	26.3	2.9	23.4
Transaction related and other costs	44.5	44.5	—	—	—
Merger restructuring	—	—	—	(8.1)	8.1
Other operating expense, net	4.0	0.6	3.4	0.9	2.5
	2,281.5	66.5	2,215.0	(106.5)	2,321.5
Operating profit	149.9	(10.5)	160.4	44.8	115.6
Interest expense	(113.2)	4.2	(117.4)	(11.9)	(105.5)
Loss on early extinguishment of debt	—	26.2	(26.2)	(26.2)	—
Other income (expense), net	0.9	(0.4)	1.3	5.9	(4.6)
Income from continuing operations before income taxes	37.6	19.5	18.1	12.6	5.5
(Provision for) benefit from income taxes	(16.7)	(18.4)	1.7	(4.3)	6.0
Income from continuing operations	20.9	1.1	19.8	8.3	11.5
Net loss from discontinued operations	(8.0)	14.4	(22.4)	(20.5)	(1.9)
Net income (loss)	$12.9	$15.5	$(2.6)	$(12.2)	$9.6

	2011		2010		2009
Sales:
Wendy’s	$2,050.1		$1,980.6		$2,035.2
Bakery and kids’ meal promotion items sold to franchisees (a)	76.5		98.5		99.0
Total sales	$2,126.6		$2,079.1		$2,134.2

		% of Sales		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$679.5	33.1%	$638.8	32.2%	$654.1	32.2%
Restaurant labor	613.2	29.9%	590.0	29.8%	615.2	30.2%
Occupancy, advertising and other operating costs	470.6	23.0%	458.6	23.2%	462.2	22.7%
Total cost of sales	1,763.3	86.0%	1,687.4	85.2%	1,731.5	85.1%
Bakery and kids’ meal promotion items sold to franchisees	52.8	n/m	69.6	n/m	80.6	n/m
Total cost of sales	$1,816.1	85.4%	$1,757.0	84.5%	$1,812.1	84.9%

	2011	2010	2009
Margin $:
Wendy’s	$286.8	$293.2	$303.7
Bakery and kids’ meal promotion items sold to franchisees	23.7	28.9	18.4
Total margin	$310.5	$322.1	$322.1

Total Wendy’s restaurant margin %	14.0%	14.8%	14.9%
________________
(a) During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees.

	2011	2010	2009
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	2.0%	(1.7)%	(1.7)%
Franchised restaurants	1.9%	(0.3)%	(0.3)%
Systemwide	1.9%	(0.6)%	(0.7)%

Total same-store sales:
Company-owned restaurants	2.0%	(1.7)%	(1.7)%
Franchised restaurants (a)	2.0%	(0.3)%	(0.1)%
Systemwide (a)	2.0%	(0.6)%	(0.5)%
________________
(a) Includes international franchised restaurants same-store sales.

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	9	69	78
Closed	(4)	(39)	(43)
Net (sold to) purchased by franchisees	(2)	2	—
Restaurant count at January 2, 2011	1,394	5,182	6,576
Opened	20	69	89
Closed	(15)	(56)	(71)
Net purchased from (sold by) franchisees	18	(18)	—
Restaurant count at January 1, 2012	1,417	5,177	6,594

	2011	2010	2009
Company-owned average unit volumes:
Wendy’s	$1,456.4	$1,417.8	$1,421.9

Sales	Change
	2011	2010
Wendy’s	$69.5	$(54.6)
Bakery and kids’ meal promotion items sold to franchisees	(22.0)	(0.5)
	$47.5	$(55.1)

The increase in sales in 2011 was primarily due to increases in both our average per customer check amount and in the number of customer transactions. Our average per customer check increased primarily due to (1) increases in prices on certain menu items and (2) new product offerings with a higher menu price. Sales also include a $9.4 million benefit from Canadian foreign currency rates, which was partially offset by a decrease of $2.3 million in company-owned same-store sales primarily due to the effect of higher sales taxes in two Canadian provinces in the first half of 2011 as compared to the first half of 2010. Incremental sales of $34.8 million for 2011 from company-owned stores opened or acquired during fiscal 2010 and 2011 were partially offset by a reduction in sales of $13.5 million from locations sold or closed during or subsequent to the year ended January 2, 2011.

The decrease in sales in 2010 was primarily driven by one less week of sales when compared to 2009.  Sales for the 53rd week in 2009 were $35.3 million.  In addition, sales in 2010 were negatively impacted by the decline in company-owned same-store sales of 1.7%.  Company-owned same-store sales for 2010 decreased primarily due to a 1.9% decline in the number of customer transactions in 2010 as compared to 2009 and generally negative economic trends and competitive pressures. In addition, company-owned same-store sales decreased $5.9 million due to an increase in value added sales tax in certain Canadian provinces in the third quarter of 2010.  The negative factors impacting sales were partially offset by (1) a $22.4 million positive impact from foreign currency translation for the year ended January 2, 2011 as compared to the prior year and (2) an approximate 1% blended price increase taken primarily in late 2009.  Locations sold or closed during or subsequent to the year ended January 3, 2010 resulted in a reduction in sales of $16.7 million for 2010, which was partially offset by incremental sales of $11.0 million in the year ended January 2, 2011 from new stores opened during fiscal 2009 and 2010.

Franchise Revenues	Change
	2011	2010
	$8.5	$(6.6)

The increase in franchise revenues for 2011 was primarily due to an increase in franchise restaurant same-store sales of 2.0%. We believe franchised restaurant same-store sales for 2011 were impacted by the same factors described above for company-owned restaurants.
The decrease in franchise revenues for 2010 was primarily due to the decline in franchised restaurant same-store sales of 0.3%.  Franchise revenues for the 53rd week in 2009 were approximately $4.8 million. Franchised restaurant same-store sales for 2010 were impacted by the same factors described above for company-owned restaurants, although we believe price increases taken by certain franchised restaurants, which were not taken by company-owned restaurants, mitigated some of the decline in same-store sales.  Franchised restaurant revenues in 2010 were impacted by the closing of 71 restaurants in Japan at the expiration of the franchise agreement on December 31, 2009.

Cost of Sales	Change
	2011		2010
Food and paper	0.9%	points	—%	points
Restaurant labor	0.1%	points	(0.4)%	points
Occupancy, advertising and other operating costs	(0.2)%	points	0.5%	points
	0.8%	points	0.1%	points

As a percent of sales, the increase in food and paper costs in 2011 was primarily due to a 1.4% point increase in commodity costs partially offset by the 0.8% point effect of strategic price increases taken on certain menu items. The decrease in occupancy, advertising, and other operating expenses as a percent of sales in 2011 was primarily due to a 0.4% point decrease in insurance costs partially offset by a 0.2% point increase in advertising expenses associated with the expansion of Wendy’s breakfast daypart in additional markets during the first half of 2011.

Wendy’s company-owned restaurant cost of sales remained relatively flat as a percent of sales in 2010 as compared to 2009.  As a percent of sales, the increase in occupancy, advertising, and other operating expenses was due to increases in utilities, credit and debit card fees, and insurance expenses, combined with an increase in advertising expenses associated with the launch of the brand’s breakfast daypart in certain test markets.  As a percent of sales, the decrease in Wendy’s restaurant labor costs in 2010 was primarily due to a 0.5% point decrease in incentive compensation expense and a 0.3% point decrease in salaries and wages which was the result of the approximate 1% blended price increase taken primarily in late 2009, partially offset by a 0.4% point increase due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs.  As a percent of sales, food and paper costs were impacted by a 0.6% point increase in commodity costs primarily in the second half of 2010, which was offset by a 0.3% point decline in food costs from the approximate 1% blended price increase taken primarily late in 2009 and by 0.3% points from other individually insignificant factors which comprised the remainder of the offset.

General and Administrative
	2011 Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
SSG co-op funding	$(7.4)	$—	$(7.4)
Franchise incentives	(6.8)	—	(6.8)
Transition Service Agreement	(6.8)	—	(6.8)
Integration costs	(5.5)	—	(5.5)
Management fees	(2.5)	2.5	—
Legal fees	4.0	(0.2)	3.8
Professional services	3.9	(0.3)	3.6
Other, net	(0.6)	0.6	—
	$(21.7)	$2.6	$(19.1)

	2010 Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
The Wendy’s Company support services costs	$(34.1)	$34.1	$—
Purchasing co-op start-up costs	(10.4)	—	(10.4)
Incentive compensation	(9.2)	(2.4)	(11.6)
Integration costs	(7.5)	(3.6)	(11.1)
Legal fees	(4.0)	(1.1)	(5.1)
Compensation	9.9	(15.4)	(5.5)
Franchise incentives	4.7	—	4.7
Professional services	3.7	(2.6)	1.1
401(k) expense	2.3	(0.8)	1.5
Services agreements	—	(2.8)	(2.8)
Other, net	4.8	(7.2)	(2.4)
	$(39.8)	$(1.8)	$(41.6)

(The Wendy’s Company)

The decrease in general and administrative expenses in 2011 was primarily due to (1) expenses related to the formation of SSG recorded in the first quarter of 2010 combined with the reversal of the accrual for the unpaid SSG funding commitment during the first quarter of 2011, (2) the effect of the various franchise incentive programs in 2011 compared to 2010, (3) reimbursement of costs incurred in the second half of 2011 in connection with the Transition Services Agreement related to the sale of Arby’s; similar costs were incurred in the first half of 2011 and in 2010, which were not then subject to reimbursement, and (4) the completion of the integration efforts in early 2010 related to the merger with Wendy’s. These decreases were partially offset by (1) reductions in legal reserves in 2010 for matters accrued in prior years combined with an increase in legal reserves in 2011 and (2) an increase in professional fees associated primarily with information technology and tax related projects.

The decrease in general and administrative expenses in 2010 was primarily related to (1) the non-recurrence in 2010 of the amounts recorded in the 2009 fourth quarter as a result of the Wendy’s Co-op, (2) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (3) declines in integration costs resulting from the completion of integration efforts in early 2010 related to the merger with Wendy’s, (4) reductions in legal reserves for matters accrued in prior years, (5) reductions in staffing at our shared services center in Atlanta, Georgia, and (6) declines in fees under our related party services agreement that was renegotiated in June 2009.  These decreases were partially offset by (1) the costs incurred in 2010 related to the formation of SSG, (2) increases in franchise incentives offered in conjunction with the Wendy’s remodeling program, (3) increased 401(k) expense associated with certain legacy Wendy’s plans that have since been merged into the The Wendy’s Company plan, and (4) increases in professional services fees associated primarily with information technology projects.

(Wendy’s Restaurants)

The decrease in general and administrative expenses in 2011 was primarily due to (1) expenses related to the formation of SSG recorded in the first quarter of 2010 combined with the reversal of the accrual for the unpaid SSG funding commitment during the first quarter of 2011, (2) the effect of the various franchise incentive programs in 2011 compared to 2010, (3) reimbursement of costs incurred in the second half of 2011 in connection with the Transition Services Agreement related to the sale of Arby’s; similar costs were incurred in the first half of 2011 and in 2010, which were not then subject to reimbursement, (4) the completion of the integration efforts in early 2010 related to the merger with Wendy’s, and (5) the termination of an intercompany management services agreement during the third quarter of 2011 in connection with the sale of Arby’s. These decreases were partially offset by (1) reductions in legal reserves in 2010 for matters accrued in prior years combined with an increase in legal reserves in 2011 and (2) an increase in professional fees associated primarily with information technology and tax related projects.

The decrease in general and administrative expenses in 2010 was primarily related to (1) The Wendy’s Company support services costs charged to Wendy’s Restaurants during the first quarter of 2009, which were incurred directly by Wendy’s Restaurants after the 2009 first quarter, (2) the non-recurrence in 2010 of the amounts recorded in the 2009 fourth quarter as a result of the Wendy’s Co-op, (3) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (4) declines in integration costs resulting from the completion of integration efforts in early 2010 related to the merger with Wendy’s, and (5) reductions in legal reserves for legal matters accrued in prior years.  The decreases were partially offset by (1) the costs incurred in 2010 related to the formation of SSG, (2) increases in compensation costs as 2009 first quarter compensation costs were included in the The Wendy’s Company support services charge, (3) increases in franchise incentives offered in conjunction with the Wendy’s remodeling program, (4) increases in professional services fees associated primarily with information technology projects, and (5) increased 401(k) expense associated with certain legacy Wendy’s plans that have since been merged into the The Wendy’s Company plan.

Depreciation and Amortization	Change
	2011	2010
Restaurants, primarily properties	$(1.4)	$(14.9)
Shared services center assets	(1.2)	7.6
Total Wendy’s Restaurants	(2.6)	(7.3)
Corporate	(1.2)	—
Total The Wendy’s Company	$(3.8)	$(7.3)

The decrease in depreciation and amortization for Wendy’s Restaurants in 2011 was primarily related to (1) previously impaired long-lived assets, (2) depreciation on properties in 2010 which have since been fully depreciated, and (3) the transfer of certain information technology equipment from our shared services center to Arby’s during the first half of 2011 (the depreciation of those assets is included in discontinued operations). Additionally, depreciation and amortization for Corporate decreased due to the classification of one of our corporate aircraft as held for sale during the second quarter of 2011 as no depreciation expense is recorded on assets held for sale.

The 2010 decrease in depreciation and amortization was primarily related to (1) an adjustment of $6.5 million in the prior year related to a one-time increase in depreciation as a result of refinements to the purchase price allocation (including long-lived assets) for the merger with Wendy’s and (2) a reduction in depreciation related to Wendy’s previously impaired long-lived assets. These decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center.

Impairment of Long-Lived Assets	Change
	2011	2010
Restaurants, primarily properties at underperforming locations	$(13.4)	$2.9
Total Wendy’s Restaurants	(13.4)	2.9
Corporate, aircraft	—	(2.2)
Total The Wendy’s Company	$(13.4)	$0.7

The decline in impairment in 2011 was primarily due to the level of impairment charges taken in prior periods on properties at underperforming locations. Wendy’s impairment charges in 2011 and 2010 primarily reflected impairment charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

The increase in charges for impairment of Wendy’s long-lived assets in 2010 was primarily the result of a continued decline in operating performance of certain restaurants.  Additionally, The Wendy’s Company recorded impairment charges in 2009 related to one of its corporate aircraft, which did not recur in 2010.

Transaction Related and Other Costs

During 2011, the Companies incurred “Transaction related and other costs” aggregating $44.5 million, which included costs related to the sale of Arby’s and the related announcements (in July and December 2011) that the Companies’ Atlanta headquarters and restaurant support center would be relocated to Ohio. Costs incurred by Wendy’s Restaurants during 2011 included: (1) $20.8 million and $7.9 million for severance costs and the vesting of previously issued stock awards related to three senior executives and for other employees, respectively, (2) $8.5 million primarily for an employee retention program which had been established in connection with the sale of Arby’s, (3) bonus costs of $3.1 million, (4) $2.1 million for certain professional fees, and (5) $2.1 million of other costs. Additionally, The Wendy’s Company incurred $1.2 million of other costs.

Interest Expense	Change
	2011	2010
Wendy’s debt	$(7.6)	$(10.5)
Wendy’s interest rate swaps	2.3	(5.0)
Term Loan	1.8	2.6
Senior Notes	0.2	28.9
Amortization of deferred financing costs	0.2	(6.5)
Other	(1.1)	2.4
Total Wendy’s Restaurants	(4.2)	11.9
Corporate debt	(0.1)	(0.5)
Other	—	0.1
Total The Wendy’s Company	$(4.3)	$11.5

The decrease in interest expense in 2011 was primarily due to (1) the redemption of the Wendy’s 6.25% senior notes in the 2010 second quarter and (2) the lower effective interest rate of the Term Loan as compared to the prior Arby’s credit agreement. This decrease in interest expense was partially offset by (1) a $1.9 million gain on the cancellation of the interest rate swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the 2010 second quarter and (2) higher weighted average principal amounts outstanding during 2011 under the Term Loan than were outstanding during 2010 for similar borrowings under the prior Arby’s credit agreement during the first half of 2010 and the Term Loan during the second half of 2010.

The increase in interest expense in 2010 was principally affected by (1) the full year impact in 2010 of interest on the Senior Notes issued in June 2009 and (2) higher principal amounts outstanding during 2010 under the Term Loan than were outstanding during 2009 under the prior Arby’s credit agreement as partially offset by the lower effective interest rate of the Term Loan as compared to the prior Arby’s credit agreement.  These increases in interest expense were partially offset by (1) the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010, (2) the effect of the 2009 first half write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement, and (3) a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010.  This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes as discussed above.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in 2010 of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes as discussed above in “Executive Overview - Credit Agreement,” (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the merger with Wendy’s ), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s Restaurants prior senior secured term loan as discussed above in “Executive Overview - Credit Agreement.”

Investment Income (Expense), Net

(The Wendy’s Company)
	Change
	2011	2010
DFR Notes	$(4.9)	$4.9
Withdrawal Fee	—	5.5
Recognized net gains	(0.2)	(1.7)
Interest income	—	(0.2)
Other	0.3	(0.1)
	$(4.8)	$8.4

The decrease in investment income in 2011 primarily related to the recognition of income of $4.9 million on the repayment and cancellation of the series A senior notes (the “DFR Notes”) of Deerfield Capital Corp. during 2010.

The increase in investment income in 2010 primarily related to (1) the recognition of income on the DFR Notes as discussed above and (2) an early withdrawal fee incurred in 2009 that did not recur in 2010.  These increases were partially offset by net investment gains recognized in the prior year that did not recur in 2010.

Other Than Temporary Losses on Investments

(The Wendy’s Company)

We did not recognize any other than temporary losses on our remaining investments during 2011 or 2010.  The 2010 change reflects 2009 other than temporary losses on investments which did not recur in 2010.  Due to market conditions and other factors present during 2009, we recorded other than temporary losses of $3.9 million.

(Provision for) Benefit from Income Taxes
	Change
	Wendy’s Restaurants		The Wendy’s Company
	2011	2010	2011	2010
Federal and state benefit on variance in income (loss) from continuing operations before income taxes	$(11.9)	$(2.1)	$(4.9)	$(13.7)
Foreign tax credit, net of tax on foreign earnings	(6.5)	5.9	(6.5)	5.9
Recognition of tax benefit of state net operating losses as a result of dissolution of our captive insurance company	—	(9.6)	—	(9.6)
Other	—	1.5	0.4	0.2
	$(18.4)	$(4.3)	$(11.0)	$(17.2)

Our income taxes in 2011, 2010 and 2009 were impacted by variations in income from continuing operations before tax adjusted for recurring items, such as non-deductible expenses, state income taxes and adjustments related to prior year tax matters, as well as non-recurring, discrete items. Discrete items may occur in any given year, but are not consistent from year to year. Taxes changed as a result of discrete items of (1) the 2010 tax benefit of foreign tax credits net of related taxes on the distribution of foreign earnings and (2) the 2009 tax benefit on recognizing previously unrecognized state net operating losses, net of valuation allowances, in connection with the dissolution of our captive insurance company.

Net Loss from Discontinued Operations
	2011 Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Income from discontinued operations before income taxes	$37.2	$—	$37.2
Provision for income taxes	(14.0)	—	(14.0)
	23.2	—	23.2
Loss on disposal, net of income taxes	(8.8)	—	(8.8)
	$14.4	$—	$14.4

	2010 Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Loss from discontinued operations before income taxes	$(31.6)	$(0.7)	$(32.3)
Benefit from income taxes	11.1	(0.9)	10.2
	$(20.5)	$(1.6)	$(22.1)

The increase in income (loss) from discontinued operations of $23.2 million during 2011 was primarily due to the sale of Arby’s on July 4, 2011 (the first day of our third quarter). Net loss from discontinued operations for 2011 also includes a loss on disposal of $8.8 million, net of income tax expense of $3.6 million.

The increase in loss from discontinued operations of $20.5 million during 2010 was primarily due to a decline in Arby’s company-owned same-store sales of 7.1%. Additionally, income (loss) from discontinued operations for Corporate decreased $1.6 million due to the settlement of income tax and other matters in 2009 related to our former premium beverage and soft drink concentrate business and our former utility and municipal services and refrigeration business segments which did not recur.

Outlook for 2012

Sales

We expect that sales will be favorably impacted primarily by improving our North America business by elevating the total customer experience through core menu improvement, step-change product innovation and focused execution of its brand positioning. The net impact of new store openings and closings is not expected to have a significant impact on sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants will continue to be generally impacted by factors described above under “Sales” related to the improvements in the North America business and development of the breakfast program. The net impact of new store openings and closings is not expected to have a significant impact on franchise revenues.

Cost of Sales

We expect cost of sales as a percent of sales will be favorably impacted by the same factors described above for sales; however, this favorable impact is expected to be negatively impacted by an increase in overall commodity costs.

Depreciation and Amortization

We expect that our depreciation and amortization expenses will increase in 2012 due to an increase in capital expenditures related primarily to (1) our Image Activation program for new and remodeled restaurants and (2) information technology equipment and software for our restaurants.

Transaction Related and Other Costs

We expect to incur costs of approximately $23 million in 2012 for the closure of the Atlanta restaurant support center and its relocation to Ohio primarily related to (1) employee severance, retention, recruiting and relocation and (2) the operating lease for the Atlanta restaurant support center. In addition, we may incur redundant compensation costs for staff overlap during the relocation transition. We anticipate that our relocation activities will be substantially completed by the third quarter of 2012.

Liquidity and Capital Resources

The Companies’ discussion below regarding its liquidity and capital resources includes both Wendy’s and Arby’s. Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the years ended January 2, 2011 and January 3, 2010) have been included in, and not separately reported from, our cash flows. The consolidated statements of cash flows for the year ended January 1, 2012 also includes the effects of the sale of Arby’s. The following tables included throughout Liquidity and Capital Resources present dollars in millions.

Net Cash Provided by Operating Activities

2011 Compared with 2010

(The Wendy’s Company)

Cash provided by operating activities increased $20.5 million during the year ended January 1, 2012 as compared to the year ended January 2, 2011, primarily due to the following:

•
a $40.6 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to the following: (1) an increase in amounts accrued for termination, severance and relocation costs associated with the sale of Arby’s and the related plans for the relocation of the Companies’ Atlanta headquarters and restaurant support center to Ohio, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively, and (4) a decrease in interest payments in 2011 compared to 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 and a $190 million decrease in long-term debt which was assumed by Buyer on July 4, 2011. These favorable changes were partially offset by a decrease in the current income tax provision due to variations in taxable income of continuing operations during the same comparable periods;

•
a $27.2 million favorable impact in accounts payable resulting from an increase in accounts payable of $11.4 million during 2011 compared to a decrease in accounts payable of $15.8 million during 2010. The changes for 2011 and 2010 were primarily due to the following: (1) an increase in amounts payable for food purchases at Wendy’s as a result of higher sales trends in 2011 as compared to 2010, (2) a decrease in payments for expenses at Arby’s as a result of its sale on July 4, 2011, (3) amounts payable related to the Wendy’s annual convention held in the 2011 fourth quarter, and (4) a decrease in payments for Wendy’s kids’ meal promotion items as the management for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011;

•
a $31.4 million favorable impact in deferred income taxes due to variations in taxable income of continuing operations during the comparable periods, net foreign tax credits and a reduction in valuation allowances related to state tax matters; and

•	an $8.8 million favorable impact due to the loss on disposal on the sale of Arby’s;

partially offset by a $91.9 million decrease due to the following:

•	$55.0 million decrease in impairment of long-lived assets (including a decrease of $41.6 million of impairment of long-lived assets for Arby’s) as compared to the prior period; and

•
$36.9 million decrease in depreciation and amortization primarily as a result of twelve months of depreciation and amortization for Arby’s in 2010 as compared to five months in 2011 due to the classification of Arby’s as a discontinued operation in May 2011.

(Wendy’s Restaurants)

Cash provided by operating activities increased $13.9 million during the year ended January 1, 2012 as compared to the year ended January 2, 2011 primarily due to the following:

•
a $43.5 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to the following: (1) an increase in amounts accrued for termination, severance and relocation costs associated with the sale of Arby’s and the related plans for the relocation of the Companies’ Atlanta headquarters and restaurant support center to Ohio, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively, and (4) a decrease in interest payments in 2011 compared to 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 and a $190 million decrease in long-term debt which was assumed by Buyer on July 4, 2011. These favorable changes were partially offset by a decrease in the current income tax provision due to variations in taxable income of continuing operations during the same comparable periods;

•
a $25.3 million favorable impact in accounts payable resulting from an increase in accounts payable of $11.1 million during 2011 compared to a decrease in accounts payable of $14.2 million during 2010. The changes for 2011 and 2010 were primarily due to the following: (1) an increase in amounts payable for food purchases at Wendy’s as a result of higher sales trends in 2011 as compared to 2010, (2) a decrease in payments for expenses at Arby’s as a result of its sale on July 4, 2011, (3) amounts payable related to the Wendy’s annual convention held in the 2011 fourth quarter, and (4) a decrease in payments for Wendy’s kids’ meal promotion items as the management for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011;

•
a $37.5 million favorable impact in deferred income taxes due to variations in taxable income of continuing operations during the comparable periods, net foreign tax credits and a reduction in valuation allowances related to state tax matters; and

•	an $8.8 million favorable impact due to the loss on disposal on the sale of Arby’s;

partially offset by a $103.7 million decrease due to the following:

•
$13.1 million in cash outflows related to tax payments made under a tax sharing agreement with The Wendy’s Company net of amounts accrued under this tax sharing agreement. No similar payments or accruals were made under this tax sharing agreement in 2010;

•	$55.0 million decrease in impairment of long-lived assets (including a decrease of $41.6 million of impairment of long-term assets for Arby’s) as compared to the prior period; and

•
$35.6 million decrease in depreciation and amortization primarily as a result of twelve months of depreciation and amortization for Arby’s in 2010 as compared to five months in 2011 due to the classification of Arby’s as a discontinued operation in May 2011.

Additionally, for the year ended January 1, 2012, the Companies had the following significant sources and uses of cash other than from operating activities:

•
Proceeds from the sale of Arby’s of $97.9 million, which is net of the following: Arby’s cash balance of $7.1 million at the sale date, customary purchase price adjustments primarily related to working capital, and transaction closing costs paid through January 1, 2012;

•	Repayments of long-term debt of $37.3 million, including an excess cash flow prepayment of $24.9 million as required by the Term Loan;

•
Cash capital expenditures totaling $146.8 million, which included $27.5 million for the remodeling of restaurants, $23.9 million for the construction of new restaurants, and $95.4 million for various capital projects;

(The Wendy’s Company)

•	Dividend payments of $32.4 million; and

•	Repurchases of common stock of $157.6 million, including commissions of $0.6 million.

The net cash (used in) provided by our business before the effect of exchange rate changes on cash was approximately $(36.1) million and $149.2 million for The Wendy’s Company and Wendy’s Restaurants, respectively.

2010 Compared with 2009

(The Wendy’s Company)

Cash provided by operating activities decreased $68.9 million during the year ended January 2, 2011 as compared to the year ended January 3, 2010 primarily due to the following:

•
a $75.2 million net decrease in accrued expenses and other current liabilities for the comparable periods. The net decrease was primarily due to the following: (1) an increase in amounts paid under incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, combined with a decrease in the amounts accrued in 2010 as compared to 2009 due to lower operating performance, (2) the payment of start-up costs to QSCC in 2010 which were accrued in 2009, and (3) interest payments in 2010 primarily resulting from interest payments in January and July 2010 on the Senior Notes and a decrease in interest expense due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2009, partially offset by an increase in interest expense accruals on the Senior Notes issued in June 2009. The net decrease in accrued expenses and other current liabilities was partially offset by the effect of the income tax benefit recorded in 2010 as compared to the provision for income taxes recorded in 2009 primarily due to variations in (loss) income before income taxes of our subsidiaries in 2010 and 2009;

•	$12.7 million decrease in impairment of long-lived assets due to the level of impairment charges taken in prior periods; and

•
$8.1 million decrease in depreciation and amortization primarily due to an adjustment of $6.5 million in the prior year for a one-time increase in depreciation as a result of refinements to the purchase price allocation (including long-lived assets) for the merger with Wendy’s;

partially offset by the following:

•
a $37.7 million favorable impact in accounts payable resulting from a decrease in accounts payable of $15.8 million during the year ended January 2, 2011 compared to a decrease in accounts payable of $53.5 million during the year ended January 3, 2010. The changes for the comparable periods were primarily due to the following: (1) a decrease in the 2009 amounts payable for non-recurring items more typically included in accrued expenses rather than accounts payable with no comparable amounts in 2010, (2) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales in 2010 as compared to 2009, (3) a reduction in amounts paid to the Wendy’s national advertising cooperative in 2010 as compared to 2009 due to changes in the timing of royalty payments to them and a shift of product testing to the advertising co-op, and (4) amounts paid in 2009 associated with certain outstanding 2008 lease payments which did not recur in 2010.

(Wendy’s Restaurants)

Cash provided by operating activities decreased $90.4 million during the year ended January 2, 2011 as compared to the year ended January 3, 2010 primarily due to the following:

•
a $81.8 million net decrease in accrued expenses and other current liabilities for the comparable periods. The net decrease was primarily due to the following: (1) an increase in amounts paid under incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, combined with a decrease in the amounts accrued in 2010 as compared to 2009 due to lower operating performance, (2) the payment of start-up costs to QSCC in 2010 which were accrued in 2009, and (3) interest payments in 2010 primarily resulting from interest payments in January and July 2010 on the Senior Notes and a decrease in interest expense due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2009, partially offset by an increase in interest expense accruals on the Senior Notes issued in June 2009. The net decrease in accrued expenses and other current liabilities was partially offset by the effect of the income tax benefit recorded in 2010 as compared to the provision for income taxes recorded in 2009 primarily due to variations in (loss) income before income taxes of our subsidiaries in 2010 and 2009;

•
$28.9 million related to a decrease in amounts accrued in 2010 versus 2009 for Federal and state income taxes under a tax sharing agreement with The Wendy’s Company, partially offset by 2009 tax payments made to The Wendy’s Company under this agreement;

•	$10.5 million decrease in impairment of long-lived assets due to the level of impairment charges taken in prior periods; and

•
$8.2 million decrease in depreciation and amortization primarily due to an adjustment of $6.5 million in the prior year for a one-time increase in depreciation as a result of refinements to the purchase price allocation (including long-lived assets) for the merger with Wendy’s;

partially offset by the following:

•
a $38.4 million favorable impact in accounts payable resulting from a decrease in accounts payable of $14.2 million during the year ended January 2, 2011 compared to a decrease in accounts payable of $52.6 million during the year ended January 3, 2010. The changes for the comparable periods were primarily due to the following: (1) a decrease in the 2009 amounts payable for non-recurring items more typically included in accrued expenses rather than accounts payable with no comparable amounts in 2010, (2) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales in 2010 as compared to 2009, (3) a reduction in amounts paid to the Wendy’s national advertising cooperative in 2010 as compared to 2009 due to changes in the timing of royalty payments to them and a shift of product testing to the advertising co-op, and (4) amounts paid in 2009 associated with certain outstanding 2008 lease payments which did not recur in 2010.

Additionally, for the year ended January 2, 2011, the Companies had the following significant sources and uses of cash other than from operating activities:

•	Proceeds from the Term Loan of $497.5 million;

•	Repayments of $250.8 million of Wendy’s Restaurants amended senior secured term loan;

•	Payment of $215.0 million, including a premium of $15.0 million, to redeem the Wendy’s 6.25% senior notes;

•
Cash capital expenditures totaling $148.0 million, which included $50.1 million for the remodeling of restaurants, $10.9 million for the construction of new restaurants, and $87.0 million for various capital projects;

•	Deferred financing costs of $16.4 million;

(The Wendy’s Company)

•	Repurchase of common stock of $167.7 million, including commissions of $0.7 million and excluding $5.8 million of 2009 purchases that were not settled until 2010;

•	Proceeds of $30.8 million, excluding interest, from the repayment and cancellation of the DFR Notes;

•	Dividend payments of $27.6 million; and

(Wendy’s Restaurants)

•	Intercompany dividend payments of $443.7 million to The Wendy’s Company.

The net cash used in continuing operations before the effect of exchange rate changes on cash was approximately $80.8 million and $341.8 million for The Wendy’s Company and Wendy’s Restaurants, respectively.

Sources and Uses of Cash for 2012

Our anticipated consolidated sources of cash and cash requirements for 2012 exclusive of operating cash flow requirements consist principally of:

•	Capital expenditures of approximately $225.0 million as discussed below in “Capital Expenditures;”

•	Potential restaurant acquisitions and dispositions;

•	The costs of any potential financing activities;

(The Wendy’s Company)

•	Quarterly cash dividends aggregating up to approximately $31.2 million as discussed below in “Dividends;”

•	Net proceeds of $24.0 million from the sale of Jurlique International Pty Ltd. (“Jurlique”), one of our investments, which was completed in February 2012; and

(Wendy’s Restaurants)

•	Potential intercompany dividends and fees.

Based upon current levels of operations, the Companies expect that cash flows from Wendy’s operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Capitalization

	Year End 2011
	Wendy’s Restaurants	The Wendy’s Company
Long-term debt, including current portion	$1,345.7	$1,357.0
Invested equity	1,799.7	—
Stockholders’ equity	—	1,996.1
	$3,145.4	$3,353.1

Wendy’s Restaurants and The Wendy’s Company’s total capitalization at January 1, 2012 decreased $191.0 million and $382.5 million from $3,336.4 million and $3,735.6 million, each respectively, at January 2, 2011 and was principally impacted by the following:

•	The net decrease in long-term debt is principally due to a reduction of approximately $190 million resulting from the sale of Arby’s;

(The Wendy’s Company)

•	Repurchases of common stock of $157.6 million, including commissions of $0.6 million; and

•	Dividends paid of $32.4 million;

Long-Term Debt, Including Current Portion

Year End
2011
Senior Notes	$554.9
Term Loan	466.1
6.20% senior notes	224.6
7% debentures	82.3
Capitalized lease obligations, excluding interest	15.2
Sale-leaseback obligations, excluding interest	1.5
Other	1.1
Total Wendy’s Restaurants long-term debt	1,345.7
6.54% aircraft term loan	11.3
Total The Wendy’s Company long-term debt	$1,357.0

There were no material changes to the terms of any debt obligations since January 2, 2011. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 of this document for more information related to our long-term debt obligations.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 1, 2012:

	Fiscal Years
	2012	2013-2014	2015-2016	After 2016	Total
Long-term debt (a)	$97.7	$418.8	$745.8	$617.6	$1,879.9
Capitalized lease and sale-leaseback obligations (b)	2.9	5.1	4.8	22.5	35.3
Operating leases (c)	75.2	128.6	110.0	644.9	958.7
Purchase obligations (d)	60.6	43.7	40.9	48.4	193.6
Other (e)	32.7	4.5	—	—	37.2
Total Wendy’s Restaurants	269.1	600.7	901.5	1,333.4	3,104.7
Corporate long-term debt (a)	2.2	10.3	—	—	12.5
Corporate operating leases (c)	0.7	—	—	—	0.7
Other Corporate (f)	3.1	0.1	—	—	3.2
Total The Wendy’s Company (g)	$275.1	$611.1	$901.5	$1,333.4	$3,121.1
_______________

(a)
Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table. The table above includes interest of approximately $522.8 million. The table above also reflects the effect of interest rate swaps entered into in 2009 which lowered our interest rate on our 6.20% Wendy’s senior notes. These amounts exclude the effects of the original issue discount on our 10% Senior Notes and the fair value adjustments related to certain debt assumed in the merger with Wendy’s.

(b)
Excludes related sublease rental receipts of $7.3 million on capitalized lease obligations and $2.0 million on sale-leaseback obligations. The table above includes interest of approximately $16.9 million for capitalized lease obligations and $1.8 million for sale-leaseback obligations.

(c)
Represents the minimum lease cash payments. Excludes aggregate related sublease rental receipts of $49.0 million for Wendy’s Restaurants and additional sublease rental receipts for The Wendy’s Company of $0.6 million.

(d)
Includes (1) $150.7 million remaining for beverage purchase requirements for Wendy’s Restaurants, (2) $26.3 million for capital expenditures, (3) $14.5 million for utility commitments, and (4) $2.1 million of other purchase obligations.

(e)
Primarily represents anticipated payments for severance and employee retention in connection with the sale of Arby’s and announcements that the Companies’ Atlanta headquarters and restaurant support center would be relocated to Ohio.

(f)	Includes (1) $2.9 million loss on a foreign currency derivative transaction in connection with the sale of Jurlique, one of our investments, and (2) $0.3 million for other items.

(g)
Excludes obligation for uncertain income tax positions of $20.4 million and $30.6 million for Wendy’s Restaurants and The Wendy’s Company respectively. We are unable to predict when and if cash payments on any of this accrual will be required.

Capital Expenditures

In 2011, cash capital expenditures amounted to $146.8 million and non-cash capital expenditures, consisting of capitalized leases and certain sale-leaseback obligations, amounted to $2.3 million.  In 2012, we expect that cash capital expenditures will amount to approximately $225 million, principally relating to (1) remodeling approximately 50 Wendy’s company-owned restaurants, (2) the opening of an estimated 20 new Wendy’s company-owned restaurants, (3) ongoing maintenance capital expenditures for our company-owned restaurants, and (4) various capital projects.  We have $26.3 million of outstanding commitments for capital expenditures as of January 1, 2012 to be paid in 2012.

Dividends

(The Wendy’s Company)

The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock during 2011, aggregating $32.4 million. During the 2012 first quarter, The Wendy’s Company declared dividends of $0.02 per share to be paid on March 15, 2012 to shareholders of record as of March 1, 2012. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2012 at the same rate as declared in our 2012 first quarter, The Wendy’s Company’s total cash requirement for dividends for all of 2012 would be approximately $31.2 million based on the number of shares of its common stock outstanding at February 24, 2012. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

(Wendy’s Restaurants)

During 2010, $443.7 million of intercompany dividends were paid to The Wendy’s Company. During 2009, $115.0 million of dividends were paid to The Wendy’s Company. No dividends were paid to The Wendy’s Company during 2011.

As of January 1, 2012, under the terms of the Wendy’s Restaurants’ credit agreement, there was $77.7 million available for the payment of dividends directly to The Wendy’s Company.

Stock Repurchases

(The Wendy’s Company)

For the year ended January 1, 2012, we repurchased 31.0 million shares with an aggregate purchase price of $157.0 million, excluding commissions of $0.6 million. At the end of fiscal 2011, the authorization for the repurchase program expired.

Guarantees and Other Contingencies

Year End
2011
Lease guarantees and contingent rent on leases (a)	$54.8
Recourse on loans (b)	13.7
Letters of credit (c)	20.7
Total Wendy’s Restaurants	89.2
Letters of credit (c)	0.6
Total The Wendy’s Company	$89.8
_____________________

(a)
Wendy’s is contingently liable for certain leases and other obligations primarily from company-owned restaurant locations now operated by franchises amounting to $46.8 million as of January 1, 2012. These leases extend through 2048. In addition, Wendy’s is contingently liable for certain leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities arising under the leases of $8.0 million. These leases expire on various dates through 2021.

(b)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees under debt arrangements for new store development and equipment financing. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement.

(c)
Wendy’s Restaurants has outstanding letters of credit of $20.7 million with various parties. Additionally, The Wendy’s Company has a $0.6 million letter of credit outstanding. Our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

In 2012, Wendy’s Restaurants (1) provided a guarantee to a lender to the Japan joint venture for which our joint venture partner has agreed to reimburse and otherwise indemnify us for his 51% share of the guarantee and (2) has agreed to reimburse and otherwise indemnify our joint venture partner for our 49% share of the guarantee by our joint venture partner of a line of credit granted by a different lender to the Japan joint venture to fund working capital requirements. Our portion of these contingent obligations totals approximately $2.9 million (¥220.8 million) based upon current rates of exchange. The fair value of our guarantees is immaterial. The Companies anticipate that additional guarantees of up to $5.0 million may be necessary in 2012.

Inflation and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases.  Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat had a significant effect on our results of operations in 2011 and may have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions concern, among other things, goodwill impairment, impairment of long-lived assets, realizability of deferred tax assets, Federal and state income tax uncertainties, and legal and environmental reserves. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Goodwill impairment:

For goodwill purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) company-owned and franchise restaurants and (2) international franchise restaurants. As of January 1, 2012, substantially all Wendy’s goodwill of $870.4 million was associated with its North America restaurants.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. In the fourth quarter of 2011, we adopted a new accounting pronouncement related to our goodwill impairment analysis, which permits a company to make an assessment of whether it is more likely than not that a reporting unit’s fair value is greater than its carrying amount as a basis for determining whether it is necessary to compare the fair value of each reporting unit, using both discounted cash flows and market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist.

We did not initially assess our goodwill for impairment using the qualitative factors in the fourth quarter of 2011 and, therefore, we performed our test for impairment using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Companies and other similar companies (the “market approach”).

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

We performed our annual goodwill impairment test in the fourth quarter of 2011. Our assessment of goodwill of the Wendy’s North America restaurants indicated that there had been no impairment and that the fair value of this reporting unit of $3,179 million was approximately 10% in excess of its carrying value.

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

Long-lived assets include our Wendy’s company-owned restaurant assets, their intangible assets, which include trademarks, franchise agreements, favorable leases and reacquired rights under franchise agreements, and certain prepaid assets.

As of January 1, 2012, the net carrying value of Wendy’s long-lived tangible and intangible assets were $1,179.8 million and $1,286.3 million (which includes $903.0 million associated with Wendy’s non-amortizing trademarks), respectively.

We review long-lived tangible and amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of property and equipment and finite-lived other intangible assets by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows of each of Wendy’s company-owned restaurants used in assessing the recoverability of their respective long-lived assets.

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

•	Realizability of deferred tax assets:

We account for income taxes under the asset and liability method.  A deferred tax asset or liability is recognized whenever there are (1) future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss, capital loss, and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled.

Deferred tax assets are recognized to the extent the Companies believe these assets will more likely than not be realized.  In evaluating the realizability of deferred tax assets, the Companies consider all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and recent operating results. When considered necessary, a valuation allowance is recorded to reduce the carrying amount of the deferred tax assets to their anticipated realizable value.

Our evaluation of the realizability of our deferred tax assets is subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions, the competitive environment and the effect of future tax legislation.  Should future taxable income vary from projected taxable income, we may be required to adjust our valuation allowance in future years.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement. The Wendy’s Company has unrecognized tax benefits of $30.6 million and $36.4 million, which if resolved favorably would reduce their tax expense by $21.6 million and $25.2 million, at January 1, 2012 and January 2, 2011, respectively. Wendy’s Restaurants has unrecognized tax benefits of $20.4 million and $26.2 million, which if resolved favorably would reduce their tax expense by $13.5 million and $17.1 million, at January 1, 2012 and January 2, 2011, respectively.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative.” At January 1, 2012 and January 2, 2011, The Wendy’s Company had $4.9 million and $5.0 million accrued for interest and $1.9 million and $1.5 million accrued for penalties, both respectively. Wendy’s Restaurants had $4.6 million and $4.7 million accrued for interest and $1.3 million and $1.2 million accrued for penalties, both respectively.

The Wendy’s Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our December 28, 2008 and January 3, 2010 tax returns have been settled. Our September 28, 2008 U.S. Federal income tax return (the period prior to the merger with Wendy’s) is not currently under examination. Certain of the Companies’ state income tax returns from its 1998 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties, that may result from the completion of these examinations.

•	Legal and environmental reserves:

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. Most proceedings are in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. We review our assumptions and estimates each quarter based on new developments, changes in applicable law and other relevant factors, and revise our reserves accordingly.

Recently Issued Accounting Standards Not Yet Adopted

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

In June 2011, as amended in December 2011, the FASB issued an amendment that requires companies to present comprehensive income in either a single statement or two consecutive statements reporting net income and other comprehensive income. The purpose of this amendment is to increase the prominence of other comprehensive income in financial statements. The guidance is effective commencing with our 2012 fiscal year. The guidance affects only the presentation of comprehensive income and does not change the composition or calculation of comprehensive income.

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
Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of January 1, 2012, The Wendy’s Company and Wendy’s Restaurants long-term debt, including current portion, aggregated $1,357.0 million and $1,345.7 million, respectively. Long-term debt consisted of $874.2 million and $862.9 million of fixed-rate debt at The Wendy’s Company and Wendy’s Restaurants, respectively; and $466.1 million of variable interest rate debt and $16.7 million of capitalized lease and sale-leaseback obligations for both companies. The Companies variable interest rate debt consists of $466.1 million term loan borrowings under a variable-rate senior secured term loan facility due through 2017 (the “Term Loan”). The interest rate on the Term Loan is based on the Eurodollar rate, which has a floor of 1.50%, plus 3.50%, or a base rate, which has a floor of 2.50%, plus 2.50%. Since the inception of the Term Loan, and as of January 1, 2012, we have elected to use the Eurodollar rate which resulted in an interest rate on the Term Loan of 5.00% as of January1, 2012.

Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 and the first quarter of 2010 with notional amounts totaling $186.0 million and $39.0 million, respectively, that swap the fixed rate interest rates on the Wendy’s 6.20% senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges. At January 1, 2012, the fair value of our Interest Rate Swaps was $11.7 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, corn, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. Management monitors our exposure to commodity price risk.

In 2010, Wendy’s, along with our franchisees, became members of a purchasing cooperative established in 2009 that negotiates contracts with approved suppliers on behalf of the Wendy’s system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. The purchasing contracts which established pricing arrangements, and historically have limited the variability of these commodity costs but did not establish any firm purchase commitments by us or our franchisees, were transferred to the purchasing cooperative in January 2010.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the United States (“U.S.”) dollar for our Canadian operations. Exposure outside of North America is limited to the effect of rate fluctuations on royalties paid by franchisees. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure to (1) our 50% equity investment in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc., (2) investments in a Canadian subsidiary, (3) our 49% equity investment in a Japanese restaurant joint venture and (4) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its restaurants and administrative operations. The exposure to Canadian dollar exchange rates on the Companies’ cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Companies’ Canadian operations to the Companies’ U.S. operations in U.S. dollars, and to a lesser extent royalties paid by Canadian franchisees. Revenues from foreign operations for the years ended January 1, 2012 and January 2, 2011 represented 11% of our total franchise revenues and 11% of our total revenues. Accordingly, an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at January 1, 2012 and January 2, 2011 would not have a material effect on our consolidated financial position or results of operations.
Equity Market Risk

Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on their earnings and cash flows with their expectations for long-term investment returns.
Overall Market Risk

Our overall market risk as of January 1, 2012 with the exception of our equity investment in TimWen was not material. As of January 1, 2012 and January 2, 2011, our investment in TimWen was classified in the consolidated balance sheets as follows (in millions):

	Year End 2011
Type	At Cost	At Fair Value (a)	Carrying Value
Non-current equity investment (b)	$63.2	$91.7	$91.7

	Year End 2010
Type	At Cost	At Fair Value (a)	Carrying Value
Non-current equity investment (b)	$80.7	$98.6	$98.6
_______________

(a)	There was no assurance at January 1, 2012 or January 2, 2011 that the Companies would have been able to sell this investment at this amount.

(b)	The Companies believe that the fair value of their equity interest in TimWen is at least equal to its carrying value as there have been no indications of its impairment.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for in accordance with the equity method of accounting.

Sensitivity Analysis

Market risk exposure for The Wendy’s Company and Wendy’s Restaurants is presented for each class of financial instruments held by the Companies at January 1, 2012 and January 2, 2011 for which an immediate adverse market movement would cause a potential material impact on their financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of January 1, 2012, we did not hold any market-risk sensitive instruments, which were entered into for trading purposes.

As such, the table below reflects the risk for those financial instruments entered into as of January 1, 2012 and January 2, 2011 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2011
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Non-current equity investment	$91.7	$—	$(9.2)	$(9.2)
Interest rate swaps	11.7	(5.8)	—	—
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(466.1)	(24.5)	—	—
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate:
Wendy’s Restaurants	(862.9)	(71.6)	—	—
Corporate	(11.3)	(0.3)	—	—
The Wendy’s Company	$(874.2)	$(71.9)	$—	$—

	Year End 2010
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Non-current equity investment	$98.6	$—	$(9.9)	$(9.9)
Interest rate swaps	9.6	(7.7)	—	—
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(495.2)	(30.7)	—	—
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate:
Wendy’s Restaurants	(855.9)	(79.0)	—	—
Corporate	(12.7)	(0.7)	—	—
The Wendy’s Company	$(868.6)	$(79.7)	$—	$—

The sensitivity analysis of financial instruments held at January 1, 2012 and January 2, 2011 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the U.S. dollar, each from their levels at January 1, 2012 and January 2, 2011, respectively, and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our non-current equity investment in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

As of January 1, 2012, the Companies had amounts of both fixed-rate debt and variable interest rate debt. On the fixed-rate debt, the interest rate risk presented with respect to long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of $874.2 million of fixed-rate debt for The Wendy’s Company and $862.9 million of fixed-rate debt for Wendy’s Restaurants and not on the Companies’ financial position or results of operations. However, as discussed above under “Interest Rate Risk,” the Companies have interest rate swap agreements on a portion of their fixed-rate debt. The interest rate risk of fixed-rate debt presented in the tables above excludes the effect of the $225.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements increase. The interest rate risk presented with respect to the interest rate swap agreements represents the potential impact the indicated change has on our results of operations. On the variable interest rate debt, the interest rate risk presented with respect to long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $466.1 million of variable interest rate long-term debt outstanding as of January 1, 2012. The Companies’ variable-rate long-term debt outstanding as of January 1, 2012 had a weighted average remaining maturity of approximately five years.

Item 8. Financial Statements and Supplementary Data

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
401(k) Plan	(22)	Retirement Benefit Plans
Advertising Funds	(27)	Advertising Costs and Funds
Aircraft Lease Agreement	(25)	Transactions with Related Parties
Arby's	(1)	Summary of Significant Accounting Policies
ARCOP	(25)	Transactions with Related Parties
Bakery	(22)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Buyer	(2)	Discontinued Operations
Buyer Parent	(2)	Discontinued Operations
CAP	(14)	Income Taxes
CBA	(22)	Retirement Benefit Plans
Companies	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Corporate	(1)	Summary of Significant Accounting Policies
Credit Agreement	(12)	Long-Term Debt
Credit Facility	(12)	Long-Term Debt
Deerfield Sale	(4)	DFR Notes
DFR	(4)	DFR Notes
DFR Notes	(4)	DFR Notes
Early Withdrawal	(25)	Transactions with Related Parties
Eligible Arby's Employees	(22)	Retirement Benefit Plans
Equities Account	(25)	Transactions with Related Parties
Equity Plans	(16)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(8)	Investments
GAAP	(1)	Summary of Significant Accounting Policies
Grants	(16)	Share-Based Compensation
Guarantors	(12)	Long-Term Debt
Indenture	(12)	Long-Term Debt
IRS	(14)	Income Taxes
Japan JV	(1)	Summary of Significant Accounting Policies
Jurl	(8)	Investments
Jurlique	(8)	Investments
Legacy Assets	(25)	Transactions with Related Parties
Liquidation Services Agreement	(25)	Transactions with Related Parties
Management Company	(23)	Lease Commitments
New CBA	(22)	Retirement Benefit Plans
New Services Agreement	(25)	Transactions with Related Parties
Parent	(30)	Guarantor/Non-Guarantor
PPA	(22)	Retirement Benefit Plans
Prior Plans	(22)	Retirement Benefit Plans

Defined Term	Footnote Where Defined
QSCC	(1)	Summary of Significant Accounting Policies
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
RSAs	(16)	Share-Based Compensation
RSUs	(16)	Share-Based Compensation
Senior Notes	(12)	Long-Term Debt
SERP	(22)	Retirement Benefit Plans
Services Agreement	(25)	Transactions with Related Parties
SSG	(25)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Subleases	(25)	Transactions with Related Parties
Syrup	(24)	Guarantees and Other Commitments and Contingencies
TASCO	(25)	Transactions with Related Parties
Term Loan	(12)	Long-Term Debt
The Wendy's Company	(1)	Summary of Significant Accounting Policies
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Trustee	(12)	Long-Term Debt
Union Pension Fund	(22)	Retirement Benefit Plans
U.S.	(1)	Summary of Significant Accounting Policies
Wendy's	(1)	Summary of Significant Accounting Policies
Wendy's Co-op	(25)	Transactions with Related Parties
Wendy's National Advertising Program	(24)	Guarantees and Other Commitments and Contingencies
Wendy's Pension Plans	(22)	Retirement Benefit Plans
Wendy's Restaurants	(1)	Summary of Significant Accounting Policies
Withdrawal Agreement	(25)	Transactions with Related Parties
Withdrawal Fee	(25)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Wendy’s Company
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2012 and January 2, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2012

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$475,231	$512,508
Accounts and notes receivable	68,349	84,258
Inventories	12,903	22,694
Prepaid expenses and other current assets	27,397	24,386
Deferred income tax benefit	93,384	34,389
Advertising funds restricted assets	69,672	76,553
Total current assets	746,936	754,788
Properties	1,192,200	1,551,261
Goodwill	870,431	883,644
Other intangible assets	1,304,288	1,358,574
Investments	119,271	107,223
Deferred costs and other assets	67,542	77,164
Total assets	$4,300,668	$4,732,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,597	$18,415
Accounts payable	81,301	81,361
Accrued expenses and other current liabilities	210,698	245,157
Advertising funds restricted liabilities	69,672	76,553
Total current liabilities	368,268	421,486
Long-term debt	1,350,402	1,553,987
Deferred income	6,523	11,460
Deferred income taxes	470,521	412,293
Other liabilities	108,885	170,254
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,779,871	2,771,126
Accumulated deficit	(434,999)	(412,464)
Common stock held in treasury, at cost	(395,947)	(249,547)
Accumulated other comprehensive income	102	7,017
Total stockholders’ equity	1,996,069	2,163,174
Total liabilities and stockholders’ equity	$4,300,668	$4,732,654

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenues:
Sales	$2,126,544	$2,079,081	$2,134,242
Franchise revenues	304,814	296,358	302,853
	2,431,358	2,375,439	2,437,095
Costs and expenses:
Cost of sales	1,816,109	1,756,954	1,812,056
General and administrative	292,390	311,511	353,148
Depreciation and amortization	122,992	126,846	134,063
Impairment of long-lived assets	12,883	26,326	25,619
Transaction related and other costs	45,711	—	—
Merger restructuring	—	—	11,096
Other operating expense, net	4,152	3,357	3,469
	2,294,237	2,224,994	2,339,451
Operating profit	137,121	150,445	97,644
Interest expense	(114,110)	(118,385)	(106,878)
Loss on early extinguishment of debt	—	(26,197)	—
Investment income (expense), net	484	5,259	(3,092)
Other than temporary losses on investments	—	—	(3,916)
Other income (expense), net	945	2,434	(20)
Income (loss) from continuing operations before income taxes	24,440	13,556	(16,262)
(Provision for) benefit from income taxes	(6,528)	4,555	21,640
Income from continuing operations	17,912	18,111	5,378
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	762	(22,436)	(316)
Loss on disposal of discontinued operations, net of income taxes	(8,799)	—	—
Net loss from discontinued operations	(8,037)	(22,436)	(316)
Net income (loss)	$9,875	$(4,325)	$5,062

Basic and diluted income (loss) per share:
Continuing operations	$.04	$.04	$.01
Discontinued operations	(.02)	(.05)	.00
Net income (loss)	$.02	$(.01)	$.01

Dividends per share:	$.08	$.07	$.06

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Foreign Currency Translation Adjustment	Other	Total

Balance at December 28, 2008	$47,042	$2,753,141	$(357,541)	$(15,944)	$(42,313)	$(940)	$2,383,445
Comprehensive income:
Net income	—	—	5,062	—	—	—	5,062
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(49)	(49)
Foreign currency translation adjustment	—	—	—	—	37,617	—	37,617
Comprehensive income	—	—	—	—	—	—	42,630
Cash dividends	—	—	(27,976)	—	—	—	(27,976)
Accrued dividends on non-vested restricted stock	—	—	(25)	—	—	—	(25)
Repurchases of common stock	—	—	—	(78,720)	—	—	(78,720)
Share-based compensation expense	—	15,294	—	—	—	—	15,294
Common stock issued upon exercises of stock options	—	(4,720)	—	6,686	—	—	1,966
Restricted common stock issued	—	(1,777)	—	1,777	—	—	—
Non-controlling interests, primarily distributions		(129)	—	—	—	—	(129)
Other	—	(376)	—	230	—	—	(146)
Balance at January 3, 2010	47,042	2,761,433	(380,480)	(85,971)	(4,696)	(989)	2,336,339
Comprehensive income:
Net loss	—	—	(4,325)	—	—	—	(4,325)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(59)	(59)
Change in unrecognized pension loss	—	—	—	—	—	95	95
Foreign currency translation adjustment	—	—	—	—	12,666	—	12,666
Comprehensive income	—	—	—	—	—	—	8,377
Cash dividends	—	—	(27,621)	—	—	—	(27,621)
Accrued dividends on non-vested restricted stock	—	—	(38)	—	—	—	(38)
Repurchases of common stock	—	—	—	(167,743)	—	—	(167,743)
Share-based compensation expense	—	13,704	—	—	—	—	13,704
Common stock issued upon exercises of stock options	—	(562)	—	1,840	—	—	1,278
Restricted common stock issued	—	(2,765)	—	2,765	—	—	—
Tax charge from share-based compensation	—	(664)	—	—	—	—	(664)
Other	—	(20)	—	(438)	—	—	(458)
Balance at January 2, 2011	47,042	2,771,126	(412,464)	(249,547)	7,970	(953)	2,163,174
Comprehensive income:
Net income	—	—	9,875	—	—	—	9,875
Change in unrecognized pension loss	—	—	—	—	—	(46)	(46)
Foreign currency translation adjustment	—	—	—	—	(6,869)	—	(6,869)
Comprehensive income	—	—	—	—	—	—	2,960
Cash dividends	—	—	(32,366)	—	—	—	(32,366)
Accrued dividends on non-vested restricted stock	—	—	(44)	—	—	—	(44)
Repurchases of common stock	—	—	—	(157,556)	—	—	(157,556)
Share-based compensation expense	—	17,688	—	—	—	—	17,688
Common stock issued upon exercises of stock options	—	(891)	—	7,084	—	—	6,193
Restricted common stock issued	—	(6,136)	—	6,136	—	—	—
Tax charge from share-based compensation	—	(1,923)	—	—	—	—	(1,923)
Other	—	7	—	(2,064)	—	—	(2,057)
Balance at January 1, 2012	$47,042	$2,779,871	$(434,999)	$(395,947)	$1,101	$(999)	$1,996,069

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net income (loss)	$9,875	$(4,325)	$5,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,302	182,172	190,251
Share-based compensation provision	17,688	13,704	15,294
Distributions received from joint venture	14,942	13,980	14,583
Impairment of long-lived assets	14,441	69,477	82,132
Loss on disposal of Arby’s	8,799	—	—
Accretion of long-term debt	8,120	15,016	10,400
Non-cash rent expense	7,554	9,334	12,618
Net receipt (recognition) of deferred vendor incentives	7,070	(587)	(791)
Write-off and amortization of deferred financing costs	6,216	11,779	15,820
Provision for doubtful accounts	2,434	9,694	8,169
Deferred income tax provision (benefit), net	1,624	(29,779)	(40,127)
Operating investment adjustments, net (see below)	(145)	(5,201)	2,484
Equity in earnings in joint ventures, net	(9,465)	(9,459)	(8,499)
Other, net	565	(1,430)	(4,317)
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,690)	(4,730)	(6,074)
Inventories	(517)	394	1,879
Prepaid expenses and other current assets	(7,580)	1,514	3,987
Accounts payable	11,364	(15,795)	(53,474)
Accrued expenses and other current liabilities	11,120	(29,508)	45,733
Net cash provided by operating activities	246,717	226,250	295,130
Cash flows from investing activities:
Capital expenditures	(146,763)	(147,969)	(101,914)
Restaurant acquisitions	(11,210)	(3,123)	(2,357)
Franchise incentive loans	(4,003)	—	—
Investment activities, net (see below)	(841)	32,158	38,141
Proceeds from sale of Arby’s, net	97,925	—	—
Proceeds from other dispositions	6,960	5,660	10,882
Other, net	(265)	352	(371)
Net cash used in investing activities	(58,197)	(112,922)	(55,619)
Cash flows from financing activities:
Proceeds from long-term debt	—	497,661	607,507
Repayments of long-term debt	(38,702)	(474,791)	(210,371)
Repurchases of common stock	(157,556)	(173,537)	(72,927)
Dividends paid	(32,366)	(27,621)	(27,976)
Proceeds from stock option exercises	6,359	1,444	1,715
Deferred financing costs	(57)	(16,353)	(38,399)
Other, net	(2,262)	(953)	(156)
Net cash (used in) provided by financing activities	(224,584)	(194,150)	259,393
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(36,064)	(80,822)	498,904
Effect of exchange rate changes on cash	(1,213)	1,611	2,725
Net (decrease) increase in cash and cash equivalents	(37,277)	(79,211)	501,629
Cash and cash equivalents at beginning of year	512,508	591,719	90,090
Cash and cash equivalents at end of year	$475,231	$512,508	$591,719

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010

Detail of cash flows related to investments:
Operating investment adjustments, net:
Income on collection of DFR Notes	$—	$(4,909)	$—
Other than temporary losses on investments	—	—	3,916
Other net recognized gains	(145)	(292)	(1,432)
	$(145)	$(5,201)	$2,484
Investment activities, net:
Proceeds from sales of investments	$342	$1,810	$31,289
Decrease in restricted cash held for investment	—	—	26,681
Proceeds from repayment of DFR Notes	—	30,752	—
Cost of securities	—	(404)	(19,829)
Investment in joint venture	(1,183)	—	—
	$(841)	$32,158	$38,141
Supplemental cash flow information:
Cash paid during the period for:
Interest	$111,675	$127,753	$86,439
Income taxes, net of refunds	$13,588	$14,262	$14,952

Supplemental non-cash investing and financing activities:
Total capital expenditures	$149,104	$153,744	$108,284
Cash capital expenditures	(146,763)	(147,969)	(101,914)
Non-cash capitalized lease and certain sales-leaseback obligations	$2,341	$5,775	$6,370

Indirect investment in Arby’s	$19,000	$—	$—

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
Wendy’s Restaurants, LLC
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of Wendy’s Restaurants, LLC and subsidiaries (a wholly owned subsidiary of The Wendy’s Company) (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, invested equity, and cash flows for each of the three years in the period ended January 1, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2012 and January 2, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2012

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$346,648	$198,686
Accounts and notes receivable	67,453	83,352
Inventories	12,903	22,694
Prepaid expenses and other current assets	18,408	24,032
Deferred income tax benefit	94,963	45,067
Advertising funds restricted assets	69,672	76,553
Total current assets	610,047	450,384
Properties	1,192,196	1,541,853
Goodwill	875,708	888,921
Other intangible assets	1,304,288	1,358,574
Investments	114,651	102,406
Deferred costs and other assets	66,827	74,559
Total assets	$4,163,717	$4,416,697

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,137	$17,047
Accounts payable	80,986	81,148
Accrued expenses and other current liabilities	212,150	244,300
Advertising funds restricted liabilities	69,672	76,553
Total current liabilities	367,945	419,048
Long-term debt	1,340,559	1,542,684
Due to parent	15,368	30,808
Deferred income	6,523	11,460
Deferred income taxes	537,689	478,472
Other liabilities	95,969	157,595
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—
Other capital	2,440,130	2,423,459
Accumulated deficit	(486,567)	(499,500)
Advances to parent	(155,000)	(155,000)
Accumulated other comprehensive income	1,101	7,671
Total invested equity	1,799,664	1,776,630
Total liabilities and invested equity	$4,163,717	$4,416,697

See accompanying notes to consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenues:
Sales	$2,126,544	$2,079,081	$2,134,242
Franchise revenues	304,814	296,358	302,853
	2,431,358	2,375,439	2,437,095
Costs and expenses:
Cost of sales	1,816,109	1,756,954	1,812,052
General and administrative	281,591	303,324	343,121
Depreciation and amortization	122,365	124,984	132,318
Impairment of long-lived assets	12,883	26,326	23,443
Transaction related and other costs	44,477	—	—
Merger restructuring	—	—	8,088
Other operating expense, net	4,041	3,494	2,453
	2,281,466	2,215,082	2,321,475
Operating profit	149,892	160,357	115,620
Interest expense	(113,243)	(117,349)	(105,562)
Loss on early extinguishment of debt	—	(26,197)	—
Other income (expense), net	943	1,317	(4,600)
Income from continuing operations before income taxes	37,592	18,128	5,458
(Provision for) benefit from income taxes	(16,622)	1,670	6,053
Income from continuing operations	20,970	19,798	11,511
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	762	(22,436)	(1,862)
Loss on disposal of discontinued operations, net of income taxes	(8,799)	—	—
Net loss from discontinued operations	(8,037)	(22,436)	(1,862)
Net income (loss)	$12,933	$(2,638)	$9,649

See accompanying notes to consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INVESTED EQUITY
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Member Interest	Other Capital	Accumulated Deficit	Advances to The Wendy's Company	Foreign Currency Translation Adjustment	Other	Total

Balance at December 28, 2008	$—	$2,958,921	$(506,511)	$(155,000)	$(42,313)	$(322)	$2,254,775
Comprehensive income:
Net income	—	—	9,649	—	—	—	9,649
Change in unrecognized pension loss	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	37,617	—	37,617
Comprehensive income	—	—	—	—	—	—	47,278
Cash dividends to Parent	—	(115,000)	—	—	—	—	(115,000)
Share-based compensation expense	—	13,570	—	—	—	—	13,570
Other	—	(2,716)	—	—	—	—	(2,716)
Balance at January 3, 2010	—	2,854,775	(496,862)	(155,000)	(4,696)	(310)	2,197,907
Comprehensive income:
Net loss	—	—	(2,638)	—	—	—	(2,638)
Change in unrecognized pension loss	—	—	—	—	—	11	11
Foreign currency translation adjustment	—	—	—	—	12,666	—	12,666
Comprehensive income	—	—	—	—	—	—	10,039
Cash dividends to Parent	—	(443,700)	—	—	—	—	(443,700)
Share-based compensation expense	—	12,790	—	—	—	—	12,790
Other	—	(406)	—	—	—	—	(406)
Balance at January 2, 2011	—	2,423,459	(499,500)	(155,000)	7,970	(299)	1,776,630
Comprehensive income:
Net income	—	—	12,933	—	—	—	12,933
Change in unrecognized pension loss	—	—	—	—	—	299	299
Foreign currency translation adjustment	—	—	—	—	(6,869)	—	(6,869)
Comprehensive income	—	—	—	—	—	—	6,363
Cash dividends to Parent	—	—	—	—	—	—	—
Share-based compensation expense	—	16,667	—	—	—	—	16,667
Other	—	4	—	—	—	—	4
Balance at January 1, 2012	$—	$2,440,130	$(486,567)	$(155,000)	$1,101	$—	$1,799,664

See accompanying notes to consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net income (loss)	$12,933	$(2,638)	$9,649
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,675	180,310	188,506
Share-based compensation provision	16,667	12,790	13,570
Distributions received from joint venture	14,942	13,980	14,583
Impairment of long-lived assets	14,441	69,477	79,956
Deferred income tax provision (benefit), net	11,718	(25,752)	(68,541)
Loss on disposal of Arby’s	8,799	—	—
Accretion of long-term debt	8,120	15,016	10,400
Non-cash rent expense	7,551	9,334	12,618
Net receipt (recognition) of deferred vendor incentives	7,070	(587)	(791)
Write-off and amortization of deferred financing costs	6,204	11,763	15,796
Tax sharing payable to parent, net	2,437	1,052	40,413
Provision for doubtful accounts	2,434	9,694	8,169
Other operating transactions with parent	(6,031)	(8,032)	14,114
Equity in earnings in joint ventures, net	(9,465)	(9,459)	(8,499)
Tax sharing payment to parent	(13,078)	—	(10,417)
Other, net	334	(504)	5,553
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,900)	(4,193)	(7,679)
Inventories	(517)	394	1,879
Prepaid expenses and other current assets	(7,861)	755	1,121
Accounts payable	11,086	(14,184)	(52,560)
Accrued expenses and other current liabilities	15,546	(27,962)	53,790
Net cash provided by operating activities	245,105	231,254	321,630
Cash flows from investing activities:
Capital expenditures	(146,763)	(147,969)	(101,914)
Restaurant acquisitions	(11,210)	(3,123)	(2,357)
Franchise incentive loans	(4,003)	—	—
Investment in joint venture	(1,183)	—	—
Proceeds from sale of Arby’s, net	97,925	—	—
Proceeds from other dispositions	6,960	5,660	10,882
Other, net	(265)	1,263	192
Net cash used in investing activities	(58,539)	(144,169)	(93,197)
Cash flows from financing activities:
Proceeds from long-term debt	—	497,661	607,507
Repayments of long-term debt	(37,334)	(466,461)	(209,482)
Dividends paid to parent	—	(443,700)	(115,000)
Deferred financing costs	(57)	(16,353)	(38,399)
Other, net	—	(21)	—
Net cash (used in) provided by financing activities	(37,391)	(428,874)	244,626
Net cash provided by (used in) operations before effect of exchange rate changes on cash	149,175	(341,789)	473,059
Effect of exchange rate changes on cash	(1,213)	1,611	2,725
Net increase (decrease) in cash and cash equivalents	147,962	(340,178)	475,784
Cash and cash equivalents at beginning of year	198,686	538,864	63,080
Cash and cash equivalents at end of year	$346,648	$198,686	$538,864

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Supplemental cash flow information:
Cash paid during the period for:
Interest	$110,762	$126,589	$84,085
Income taxes, net of refunds	$11,776	$9,830	$9,529

Supplemental non-cash investing and financing activities:
Total capital expenditures	$149,104	$153,744	$108,284
Cash capital expenditures	(146,763)	(147,969)	(101,914)
Non-cash capitalized lease and certain sales-leaseback obligations	$2,341	$5,775	$6,370

Indirect investment in Arby’s	$19,000	$—	$—

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) (formerly, through July 4, 2011, Wendy’s/Arby’s Group, Inc.) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (formerly, through July 4, 2011, Wendy’s/Arby’s Restaurants, LLC). On July 4, 2011, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). See Note 2 for more information on the sale of Arby’s. After this sale, the principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants specializing in hamburger sandwiches throughout the United States of America (“U.S.”). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories. At January 1, 2012, Wendy’s operated and franchised 1,417 and 5,177 restaurants, respectively.

The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan as discussed in Note 8) are not material. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of each Companies’ subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Companies participate in two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for company-owned and franchised stores. The revenue, expenses and cash flows of such advertising funds are not included in the Companies’ consolidated statements of operations or consolidated statements of cash flows because the contributions to these advertising funds are designated for specific purposes, and the Companies act as an agent, in substance, with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

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

Fiscal Year

The Companies’ fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2012” or “2011,” which consisted of 52 weeks, (2) “the year ended January 2, 2011” or “2010,” which consisted of 52 weeks and (3) “the year ended January 3, 2010” or “2009,” which consisted of 53 weeks.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

We believe that our vulnerability to risk concentrations in our cash equivalents is mitigated by (1) our policies restricting the eligibility, credit quality and concentration limits for our placements in cash equivalents and (2) insurance from the Securities Investor Protection Corporation of up to $500 per account, as well as supplemental private insurance coverage maintained by substantially all of our brokerage firms, to the extent our cash equivalents are held in brokerage accounts.

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of royalties, franchise fees, rents due principally from franchisees, and credit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Companies’ inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method, and consist primarily of restaurant food items and paper supplies.

Investments

Investments in which the Companies have significant influence over the investees include (1) a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”) and (2) a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”). Such investments are accounted for using the equity method, under which results of operations include our share of the income or loss of the investees.  Investments in limited partnerships and other non-current investments in which the Companies do not have significant influence over the investees, which includes our indirect 18.5% interest in Arby’s, are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed.

The difference, if any, between the carrying value of equity investments and the underlying equity in the historical net assets of each investee is accounted for as if the investee were a consolidated subsidiary.  Accordingly, the carrying value difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the equity investment were a consolidated subsidiary.  To the extent the carrying value difference represents goodwill, it is not amortized.

The Companies review investments with unrealized losses and recognize investment losses for any unrealized losses deemed to be other than temporary.  These investment losses are recognized as a component of “Net income (loss).” The Companies consider such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Companies’ ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. The cost-basis component of investments represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: 1 to 20 years for office and restaurant equipment, 5 to 15 years for transportation equipment, 7 to 30 years for buildings and 7 to 20 years for owned site improvements. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Companies believe they are reasonably assured of exercising.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. For goodwill purposes, Wendy’s includes two reporting units comprised of its (1) North America company-owned and franchise restaurants and (2) international franchise restaurants. Substantially all goodwill at January 1, 2012 and January 2, 2011 was associated with Wendy’s North America restaurants. The Companies test goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

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

Other Intangible Assets and Deferred Costs

Amortizing intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles: the terms of the respective leases, including periods covered by renewal options that the Companies are reasonably assured of exercising, for favorable leases; 19 to 21 years for franchise agreements; 2 to 5 years for costs of computer software; and 3 to 19 years for reacquired rights under franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Share-Based Compensation

The Wendy’s Company has granted share-based compensation to certain employees of Wendy’s Restaurants under several equity plans of The Wendy’s Company. Wendy’s Restaurants recognizes such share-based compensation as capital contributions from The Wendy’s Company. Wendy’s Restaurants has not granted any of its member interests as share-based compensation.

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

Foreign Currency Translation

Substantially all of the Companies’ foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs, and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss).” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

Income Taxes

The Companies account for income taxes under the asset and liability method. A deferred tax asset or liability is recognized whenever there are (1) future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled.

Deferred tax assets are recognized to the extent the Companies believe these assets will more likely than not be realized. In evaluating the realizability of deferred tax assets, the Companies consider all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and recent operating results. When considered necessary, a valuation allowance is recorded to reduce the carrying amount of the deferred tax assets to their anticipated realizable value.

The Companies record uncertain tax positions on the basis of a two-step process whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled.

Interest accrued for uncertain tax positions is charged to “Interest expense.” Penalties accrued for uncertain tax positions are charged to “General and administrative.”

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants and revenues for shipments of bakery items and kids’ meal promotional items to our franchisees and others. During the first quarter of 2011, Wendy’s purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) began managing the operations for kids’ meal promotion items sold to franchisees. Our sales of kids’ meal promotion items during 2011 were made from inventory on hand prior to QSCC’s management of this process. “Sales” excludes sales taxes collected from the Companies’ customers.

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

Vendor Incentives

The Companies receive incentives from certain vendors. These incentives are recognized as earned and are generally classified as a reduction of “Cost of sales.”

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

Self- insurance

We are self-insured for most workers’ compensation, health care claims, general liability and automotive liability losses. We provide for their estimated cost to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience, and other actuarial assumptions. We determine casualty insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Leases

We operate restaurants that are located on sites owned by us and sites leased by us from third parties. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on its terms. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic detriment. The primary penalty to which we may be subject is the economic detriment associated with the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. The term used for Straight-Line Rent is calculated initially from the date we obtain possession of the leased premises through the expected lease termination date. We expense rent from the possession date to the restaurant opening date. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, expense is recorded for that period on a straight-line basis consistent with the Straight-Line Rent policy.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

For leases that contain rent escalations, we record the rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the Rent Holiday beginning upon possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid as a deferred lease liability included in “Other liabilities.” Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is expensed each period as the liability is incurred.

Favorable and unfavorable lease amounts, when we purchase restaurants, are recorded as components of “Other intangible assets” and “Other liabilities,” respectively, and are amortized to “Cost of sales” both on a straight-line basis over the remaining term of the leases. When the expected term of a lease is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term and a gain or loss recognized.

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

Concentration of Risk

Wendy’s franchised restaurants are principally located throughout the U.S. and, to a lesser extent, in 27 foreign countries and U.S. territories with the largest number in Canada. Company-owned restaurants are located in 30 states, with the largest number in Florida, Illinois, Pennsylvania, Massachusetts, Ohio, and Texas. Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, milk, Frosty® desserts, floats and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis. Wendy’s bakery is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties.

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2011, 2010 or 2009. As of January 1, 2012, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 67% of its company-owned and franchised restaurants and two additional in-line distributors that, in the aggregate, serviced approximately 20% of its company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Because our restaurant operations are generally located throughout the U.S., and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of our restaurants are in Canada.

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

In June 2011, as amended in December 2011, the FASB issued an amendment that requires companies to present comprehensive income in either a single statement or two consecutive statements that report net income and other comprehensive income. The purpose of this amendment is to increase the prominence of other comprehensive income in financial statements. The guidance is effective commencing with our 2012 fiscal year. The guidance affects only the presentation of comprehensive income and does not change the composition or calculation of comprehensive income.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Discontinued Operations

During January 2011, The Wendy’s Company decided to explore strategic alternatives for the Arby’s brand, which culminated in the sale of Arby’s, in order to focus on the development of the Wendy’s brand. On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s, its wholly owned subsidiary, to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130,000 in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190,000 of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations. In accordance with the sale agreement, The Wendy’s Company made an election under §338(h)(10) of the Internal Revenue Code, which has the effect of treating the transaction as a sale of assets and resulted in an approximate $230,000 ordinary loss for income tax purposes. Had this election not been made, the sale of Arby’s common stock would have resulted in a capital loss for income tax purposes.
Wendy’s Restaurants also entered into a stockholders agreement with Buyer Parent and ARG Investment Corporation, an entity affiliated with Buyer Parent, which sets forth certain agreements among the parties thereto concerning, among other things, the governance of Buyer Parent and transfer rights, information rights and registration rights with respect to the equity securities of Buyer Parent. In addition, Wendy’s Restaurants entered into a transition services agreement with Buyer, pursuant to which it provided and was reimbursed for continuing corporate and shared services to Buyer for a limited period of time; such services were completed in the fourth quarter of 2011.
Information related to Arby’s has been reflected in the accompanying consolidated financial statements as follows:

•
Balance sheets - As a result of our sale of Arby’s on July 4, 2011, there are no remaining Arby’s assets and liabilities. Arby’s assets and liabilities were included in our consolidated balance sheets as of January 2, 2011 and in accordance with the applicable guidance, we elected not to reclassify them to discontinued operations.

•
Statements of operations - Arby’s (loss) income from operations for the period from January 3, 2011 through July 3, 2011 and the years ended January 2, 2011 and January 3, 2010 has been classified as discontinued operations. Loss from discontinued operations for the year ended January 1, 2012 also includes additional Arby’s expenses which were incurred as a result of the sale and the loss on Arby’s disposal, as further described below.

•
Statements of cash flows - Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the years ended January 2, 2011 and January 3, 2010) have been included in, and not separately reported from, our cash flows. The consolidated statements of cash flows for the year ended January 1, 2012 also includes the effects of the sale of Arby’s.

Our consolidated statements of operations for periods through July 3, 2011 (prior to the Arby’s sale) include certain indirect corporate overhead costs in “General and administrative,” which for segment reporting purposes had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that was assumed by Buyer has been included in discontinued operations; however, interest expense on Wendy’s Restaurants’ credit agreement, which was not required to be repaid as a result of the sale, continues to be included in “Interest expense” in continuing operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table details Arby’s revenues and income (loss) from operations which have been reported in discontinued operations:

	2011	2010	2009
Revenues	$546,453	$1,040,975	$1,143,740

Loss from discontinued operations, net of income taxes:
Income (loss) from discontinued operations before income taxes	$1,692	$(35,550)	$(3,871)
(Provision for) benefit from income taxes	(930)	13,114	2,009
	762	(22,436)	(1,862)
Loss on disposal of discontinued operations, net of income taxes	(8,799)	—	—
Loss from discontinued operations	$(8,037)	$(22,436)	$(1,862)

Included in income (loss) from discontinued operations before income taxes for the year ended January 1, 2012 are (1) Arby’s income from operations for the period from January 3, 2011 through July 3, 2011 of $4,279, (2) $(2,112) for certain sales and use tax liabilities pursuant to the indemnification provisions of the sale agreement, (3) incentive compensation of $(704) as a result of the completion of the Arby’s sale, (4) the reversal of previously recognized compensation costs of $529 due to the modification of the terms of stock awards which had been issued to Arby’s employees, and (5) $(300) for other Arby’s related costs.

The Companies recorded a pre-tax loss on disposal of Arby’s of $5,227 during the year ended January 1, 2012, which included the effect of the valuation of our indirect retained interest ($19,000), transaction closing costs ($11,500), and post closing purchase price adjustments primarily related to working capital ($14,800). The Companies recognized income tax expense associated with the loss on disposal of $3,572 during the year ended January 1, 2012. This income tax expense was comprised of (1) an income tax benefit of $1,952 on the pre-tax loss on disposal and (2) income tax expense of $5,524 due to a permanent difference between the book and tax basis of Arby’s goodwill.

Arby’s major classes of assets and liabilities included in our consolidated balance sheet as of January 2, 2011 were as follows:

Current assets	$88,926
Properties	382,398
Current liabilities	107,135
Long-term debt	185,166

(The Wendy’s Company)

Prior to 2007, The Wendy’s Company sold our interest in the companies comprising our former (1) premium beverage and soft drink concentrate business segment and (2) utility and municipal services and refrigeration business segment. The Wendy’s Company has accounted for all of these operations as discontinued operations. Our loss from discontinued operations for 2009 included income from such discontinued operations of $1,546, which is net of an income tax benefit of $875.

(3) Acquisitions and Other Dispositions

During the year ended January 1, 2012, Wendy’s acquired 19 Wendy’s franchised restaurants in five separate acquisitions. The total consideration for these acquisitions before post closing adjustments was $12,270, consisting of (1) $11,210 of cash, net of $66 of cash acquired, and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values with the excess of $5,620 recognized as goodwill. During the year ended January 1, 2012, Wendy’s also assumed the operations and management of four additional Wendy’s franchised restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In connection with one of the 2011 acquisitions described above, Wendy’s terminated certain pre-existing subleases it had with the franchisee. This pre-existing business relationship between parties to a business acquisition is required to be valued, recognized as income or expense, and excluded from purchase accounting. The termination of these unfavorable subleases as of the date of acquisition resulted in an expense of $2,689, which was offset by a gain of $1,659 for the excess of the fair value of the net assets acquired over the consideration paid, both of which are included in “Other operating expense, net.”

During the year ended January 1, 2012, Wendy’s received proceeds from dispositions of $6,113, consisting of $3,275 from the sale of five company-owned Wendy’s restaurants to franchisees, $1,075 from the sale of land, building and equipment related to the exercise of a purchase option by a franchisee, $909 from the sale of surplus properties, and $854 related to other dispositions. These sales resulted in a net gain of $885, which is included as an offset to “Depreciation and amortization.”

During the year ended January 2, 2011, Wendy’s received proceeds from dispositions of $3,405, consisting of $1,231 from the sale of land and a building related to the exercise of a purchase option by a franchisee, $1,123 from the sale of surplus properties, $821 from the sale of two company-owned Wendy’s restaurants, and $230 related to other dispositions. These sales resulted in a net gain of $1,411, which is included as an offset to “Depreciation and amortization.”

During the year ended January 3, 2010, Wendy’s received proceeds from dispositions of $9,785, consisting of $5,045 from the sale of twelve Wendy’s units to a franchisee, $4,529 from the sale of surplus properties and $211 related to other dispositions. These sales resulted in a net gain of $3,114, which is included as an offset to “Depreciation and amortization.”

Other acquisitions and dispositions by Wendy’s during the periods presented and by Arby’s for the periods through July 3, 2011 were not significant.

(4) DFR Notes

(The Wendy’s Company)

In June 2010, pursuant to a March 2010 agreement between the Company and Deerfield Capital Corp. (“DFR”), The Wendy’s Company received cash proceeds of $31,330, including interest, in consideration for the repayment and cancellation of the series A senior notes that The Wendy’s Company received from DFR (the “DFR Notes”) in December 2007 in connection with the sale of Deerfield & Company (the “Deerfield Sale”) to DFR. The proceeds represented 64.1% of the $47,986 aggregate principal amount of the DFR Notes.

The carrying amount of the DFR Notes in June 2010 was $24,983 and as a result, The Wendy’s Company recognized income of $4,909 as the repayment proceeds exceeded the carrying value. This gain is included in “Investment income (expense), net” for the year ended January 2, 2011.

(5) Income (Loss) Per Share

(The Wendy’s Company)

Basic income (loss) per share for 2011, 2010 and 2009 was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of shares used to calculate basic and diluted income (loss) per share was as follows:

	2011	2010	2009
Common stock:
Weighted average basic shares outstanding	405,224	426,247	466,204
Dilutive effect of stock options and restricted shares	1,956	948	483
Weighted average diluted shares outstanding	407,180	427,195	466,687

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Diluted income per share was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. For 2011, 2010 and 2009, we excluded 19,294, 24,088 and 17,194, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

(6) Cash and Receivables

(The Wendy’s Company)

	Year End
	2011	2010
Cash and cash equivalents
Cash	$471,110	$508,364
Cash equivalents	4,121	4,144
	$475,231	$512,508

Restricted cash equivalents
Current (a)
Trust for termination costs for former Wendy’s executives	$190	$919
Other	149	149
	$339	$1,068

Non-current (b)
Trust for termination costs for former Wendy’s executives	$3,372	$3,562
Collateral supporting letters of credit securing payments due under leases	686	685
	$4,058	$4,247

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Wendy’s Restaurants)

	Year End
	2011	2010
Cash and cash equivalents
Cash	$342,620	$194,618
Cash equivalents	4,028	4,068
	$346,648	$198,686

Restricted cash equivalents
Current (a)
Trust for termination costs for former Wendy’s executives	$190	$919
Other	149	149
	$339	$1,068

Non-current (b)
Trust for termination costs for former Wendy’s executives	$3,372	$3,562
_____________________

(a)	Included in “Prepaid expenses and other current assets.”

(b)	Included in “Deferred costs and other assets.”

(The Wendy’s Company)

	Year End
	2011	2010
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$57,965	$73,214
Other	12,998	16,037
	70,963	89,251
Notes receivable:
Franchisees	1,439	2,328
	72,402	91,579
Allowance for doubtful accounts	(4,053)	(7,321)
	$68,349	$84,258

Non-Current (a)
Notes receivable:
Franchisees royalties	$9,744	$11,932
Other (b)	3,649	4,458
	13,393	16,390
Allowance for doubtful accounts	(963)	(3,778)
	$12,430	$12,612

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Wendy’s Restaurants)

	Year End
	2011	2010
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$57,965	$73,214
Other	12,102	15,131
	70,067	88,345
Notes receivable:
Franchisees	1,439	2,328
	71,506	90,673
Allowance for doubtful accounts	(4,053)	(7,321)
	$67,453	$83,352

Non-Current (a)
Notes receivable:
Franchisees royalties	$9,744	$11,932
Other (b)	3,649	4,458
	13,393	16,390
Allowance for doubtful accounts	(963)	(3,778)
	$12,430	$12,612
_____________________

(a)	Included in “Deferred costs and other assets.”

(b)	Includes a franchise incentive loan of $1,378 to facilitate the purchase and related installation of equipment required to implement a systemwide core menu initiative.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is an analysis of the allowance for doubtful accounts:

	The Wendy’s Company
	2011	2010	2009
Balance at beginning of year:
Current	$7,321	$6,540	$887
Non-current	3,778	22,566	21,804
Provision for doubtful accounts:
Franchisees	264	9,694	8,342
DFR Notes (see Note 4)	—	(21,227)	—
Other	—	—	(173)
Arby’s allowance transferred in sale	(5,504)	—	—
Uncollectible accounts written off, net of recoveries	(843)	(6,474)	(1,754)
Balance at end of year:
Current	4,053	7,321	6,540
Non-current	963	3,778	22,566
Total	$5,016	$11,099	$29,106

(7) Pledged Assets

The following is a summary of assets pledged as collateral for certain debt:

	Year End 2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Cash and cash equivalents	$307,167	$—	$307,167
Accounts and notes receivable (including long-term)	74,249	—	74,249
Inventories	11,766	—	11,766
Properties	315,696	—	315,696
Goodwill	828,413	—	828,413
Other intangible assets	1,203,930	—	1,203,930
Investments	19,000	—	19,000
Other assets	17,663	8,776	26,439
	$2,777,884	$8,776	$2,786,660

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End 2010
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Cash and cash equivalents	$172,921	$—	$172,921
Accounts and notes receivable (including long-term)	92,336	—	92,336
Inventories	21,558	—	21,558
Properties	497,420	9,183	506,603
Goodwill	841,156	—	841,156
Other intangible assets	1,233,530	—	1,233,530
Other assets	24,309	13	24,322
	$2,883,230	$9,196	$2,892,426

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	2011	2010
Equity investments:
Joint venture with THI	$91,742	$98,631
Joint venture in Japan	77	—
Cost investments:
Arby’s	19,000	—
Other cost investment	3,832	3,775
Total Wendy’s Restaurants	114,651	102,406
Cost investments:
Jurlique	325	325
Other cost investments	4,295	4,492
Total The Wendy’s Company	$119,271	$107,223

Investment in TimWen Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” The carrying value of our investment in TimWen exceeded the Companies’ interest in the underlying equity of the joint venture by $55,805 and $60,306 as of January 1, 2012 and January 2, 2011, respectively, primarily due to purchase price adjustments in the 2008 merger with Wendy’s.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our portion of TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 1, 2012, January 2, 2011 and January 3, 2010.

	2011	2010	2009
Balance at beginning of period	$98,631	$97,476	$89,771

Equity in earnings for the period	13,505	12,316	11,334
Amortization of purchase price adjustments (a)	(2,934)	(2,857)	(2,835)
	10,571	9,459	8,499

Distributions received	(14,942)	(13,980)	(14,583)
Currency translation adjustment included in “Comprehensive (loss) income”	(2,518)	5,676	13,789
Balance at end of period (b)	$91,742	$98,631	$97,476
_____________________

(a)	Based upon an average aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of the financial information of TimWen, including the balance sheets as of January 1, 2012 and January 2, 2011 and certain income statement information for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	Year End
	2011		2010
Balance sheet information:
Properties	C$	75,030	C$	78,769
Cash and cash equivalents	2,679		1,639
Accounts receivable	4,325		4,529
Other	2,623		3,001
	C$	84,657	C$	87,938

Accounts payable and accrued liabilities	C$	2,332	C$	2,169
Other liabilities	8,848		9,339
Partners’ equity	73,477		76,430
	C$	84,657	C$	87,938

	2011		2010		2009
Income statement information:
Revenues	C$	38,927	C$	38,361	C$	38,471
Income before income taxes and net income	27,047		24,976		27,532

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Investment in Joint Venture in Japan

During the second quarter of 2011, Wendy’s entered into the Japan JV. Wendy’s 49% share of the joint venture is accounted for using the equity method of accounting. The Japan JV opened its first restaurant in December 2011. As of January 1, 2012, the carrying value of our investment in the Japan JV was $77, which is included in “Investments.” For the year ended January 1, 2012, we recognized a loss of $1,106 which is included in “Other operating expense, net.”

Indirect Investment in Arby’s

In connection with the sale of Arby’s, Wendy’s Restaurants obtained an 18.5% equity interest in Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. See Note 2 for more information on the sale of Arby’s. We account for our interest in Arby’s as a cost method investment.

(The Wendy’s Company)

Investment in Jurlique International Pty Ltd.

Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, holds our approximately 11% cost-method investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products. Prior to 2009, we had determined that all of our then remaining $8,500 investment in Jurlique was impaired. In December 2011, Jurlique agreed to be purchased by a third party. In order to protect our expected proceeds of $28,500 Australian dollars from a decrease in the value of the Australian dollar through the expected 2012 closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars. The fair value of this derivative was not significant as of January 1, 2012.

On February 2, 2012, the sale of Jurlique was completed and we expect to record a related gain of approximately $30,000 in the first quarter of 2012. In connection with the sale, the settlement of the derivative transaction described above resulted in a loss of $2,900.

Prior to 2009, we had provided our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer (the “Former Executives”), and certain other former employees, equity and profits interests in Jurl. In connection with the sale of our investment in Jurlique, the Company will distribute, based on the related agreement, approximately $3,649 to Jurl’s minority shareholders, including approximately $2,807 to the Former Executives.

Investment Activity

(The Wendy’s Company)

Proceeds from sales of current and non-current available-for-sale securities, and gross realized gains and gross realized losses on those transactions, which are included in “Investment income (expense), net” are as follows:

	2010	2009
Proceeds from sales	$288	$32,243

Gross realized gains	$125	$3,035
Gross realized losses	—	(618)
	$125	$2,417

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the components of the net change in unrealized gains and losses on available-for-sale securities included in other comprehensive income:

	2010	2009
Unrealized holding gains arising during the year	$—	$101
Reclassifications of prior year unrealized holding gains into net income or loss	(101)	(168)
	(101)	(67)
Income tax benefit	42	18
	$(59)	$(49)

(9) Properties

	Year End 2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Owned:
Land	$401,950	$—	$401,950
Building and improvements	384,798	—	384,798
Office, restaurant and transportation equipment	352,595	—	352,595
Leasehold improvements	320,202	3,499	323,701
Leased (a):
Capitalized leases and other	27,514	—	27,514
	1,487,059	3,499	1,490,558
Accumulated depreciation and amortization	(294,863)	(3,495)	(298,358)
	$1,192,196	$4	$1,192,200

	Year End 2010
	Wendy’s Restaurants	Corporate		The Wendy’s Company
Owned:
Land	$467,715	$—		$467,715
Building and improvements	426,958	—		426,958
Office, restaurant and transportation equipment	454,768	24,434	(b)	479,202
Leasehold improvements	393,904	3,499		397,403
Leased (a):
Capitalized leases	111,622	—		111,622
Sale-leaseback assets	123,791	—		123,791
	1,978,758	27,933		2,006,691
Accumulated depreciation and amortization	(436,905)	(18,525)		(455,430)
	$1,541,853	$9,408		$1,551,261
_____________________

(a)	These assets principally include buildings and improvements.

(b)	Includes a company-owned aircraft. This aircraft is classified as held-for-sale at January 1, 2012 and is included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Goodwill and Other Intangible Assets

At January 1, 2012 and January 2, 2011, substantially all of our goodwill was associated with Wendy’s North America restaurants. The following is a summary of the components of goodwill:

	2011	2010
Balance at beginning of year:
Wendy’s Restaurants goodwill	$1,370,996	$1,368,371
Accumulated impairment losses	(482,075)	(482,075)
Total Wendy’s Restaurants goodwill	888,921	886,296
Corporate goodwill adjustment	(5,277)	(5,277)
Total The Wendy’s Company goodwill	883,644	881,019
Changes in goodwill:
Arby’s goodwill sold, net of accumulated impairment losses of $482,075	(17,617)	—
Other restaurant acquisitions and dispositions	5,626	—
Currency translation adjustment	(1,222)	2,625
Balance at end of year:
Wendy’s Restaurants goodwill	875,708	1,370,996
Accumulated impairment losses	—	(482,075)
Total Wendy’s Restaurants goodwill	875,708	888,921
Corporate goodwill adjustment	(5,277)	(5,277)
Total The Wendy’s Company goodwill	$870,431	$883,644

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the components of other intangible assets:

	Year End 2011			Year End 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-amortizable:
Wendy’s trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Amortizable:
Franchise agreements	353,262	54,853	298,409	353,771	38,077	315,694
Favorable leases	108,304	24,961	83,343	134,445	27,867	106,578
Reacquired rights under franchise agreements	1,215	1	1,214	15,716	4,172	11,544
Computer software	36,817	18,495	18,322	39,649	17,891	21,758
	$1,402,598	$98,310	$1,304,288	$1,446,581	$88,007	$1,358,574

Aggregate amortization expense:
Actual for fiscal year (a):
2009	$34,398
2010	36,662
2011	33,181
Estimate for fiscal year:
2012	$29,248
2013	28,457
2014	27,548
2015	25,261
2016	23,315
Thereafter	267,459
_____________________

(a)
Includes $2,763, $5,125 and $2,180 of impairment charges related to other intangible assets in 2011, 2010 and 2009, respectively, which have been recorded as a reduction in the cost basis of the related intangible asset.

(11) Accrued Expenses

	Year End 2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Accrued compensation and related benefits	$67,520	$40	$67,560
Insurance reserves	45,243	—	45,243
Accrued taxes	39,884	(2,844)	37,040
Accrued interest	29,905	53	29,958
Other	29,598	1,299	30,897
	$212,150	$(1,452)	$210,698

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End 2010
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Accrued compensation and related benefits	$83,036	$111	$83,147
Insurance reserves	58,811	—	58,811
Accrued taxes	38,081	(1,192)	36,889
Accrued interest	29,901	62	29,963
Other	34,471	1,876	36,347
	$244,300	$857	$245,157

(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2011	2010
Senior Notes, due in 2016 (a)	$554,901	$553,258
Term Loan, due in 2017 (b)	466,062	495,226
6.20% senior notes, due in 2014 (c)	224,643	217,855
7% debentures, due in 2025 (d)	82,342	81,204
Capitalized lease obligations, due through 2040	15,222	86,670
Sale-leaseback obligations, due through 2029	1,466	121,884
Other	1,060	3,634
	1,345,696	1,559,731
Less amounts payable within one year	(5,137)	(17,047)
Total Wendy’s Restaurants long-term debt	1,340,559	1,542,684
6.54% aircraft term loan, due in 2013 (e)	11,303	12,671
Less amounts payable within one year	(1,460)	(1,368)
Total The Wendy’s Company long-term debt	$1,350,402	$1,553,987

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, discounts and interest rate swaps, as of January 1, 2012 were as follows:

Fiscal Year	Wendy’s Restaurants	Corporate	The Wendy’s Company
2012	$5,137	$1,460	$6,597
2013	5,967	9,843	15,810
2014	231,011	—	231,011
2015	5,637	—	5,637
2016	570,430	—	570,430
Thereafter	557,442	—	557,442
	$1,375,624	$11,303	$1,386,927

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

_____________________

(a)
In June 2009, Wendy’s Restaurants issued $565,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature in July 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds of $551,061. The $13,939 discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s Restaurants (collectively, the “Guarantors”). Wendy’s Restaurants incurred approximately $21,599 in costs related to the issuance of the Senior Notes which are being amortized to “Interest expense” over the term of the Senior Notes utilizing the effective interest rate method.

An indenture for the Senior Notes (the “Indenture”) among Wendy’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interest, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets. The covenants generally do not restrict The Wendy’s Company or any of The Wendy’s Company’s subsidiaries which are not subsidiaries of Wendy’s Restaurants.

(b)
In May 2010, Wendy’s Restaurants entered into a $650,000 Credit Agreement (the “Credit Agreement”), which includes a $500,000 senior secured term loan facility (the “Term Loan”) and a $150,000 senior secured revolving credit facility (the “Credit Facility”). The Credit Agreement contains provisions for an uncommitted increase of up to $300,000 principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, and mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds of $497,500. The $2,500 discount is being accreted and the related charge included in “Interest expense” through the maturity of the Term Loan. The Term Loan will mature in May 2017 and requires quarterly principal installments, which commenced on September 30, 2010, equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s Restaurants as defined under the Term Loan. An excess cash flow payment for fiscal 2010 of $24,874 was paid in the first quarter of 2011. An excess cash flow payment was not required for fiscal 2011. In addition, Wendy’s Restaurants was not required to utilize any portion of the proceeds from the sale of Arby’s described in Note 2 as a Term Loan prepayment.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 5.00% as of January 1, 2012.

The Companies incurred approximately $16,410 in costs related to the Credit Agreement, which is being amortized to “Interest expense” over the Term Loan’s term utilizing the effective interest rate method.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Proceeds from the Term Loan were used to (1) repay approximately $253,849 of existing indebtedness, including fees and interest, under the then existing Wendy’s Restaurants amended senior secured term loan, which replaced the prior Arby’s credit agreement in March 2009 and which was scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement.

The Companies recognized a loss on early extinguishment of debt of $26,197 in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan. This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the merger with Wendy’s), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The Credit Agreement contains the following financial covenants (1) a consolidated interest coverage ratio, (2) a consolidated senior secured leverage ratio, and (3) a consolidated senior secured lease adjusted leverage ratio. At January 1, 2012 and January 2, 2011 Wendy’s Restaurants was in compliance with the covenants of the Credit Agreement including the consolidated interest coverage ratio, our most restrictive financial covenant, which requires that we maintain a minimum consolidated interest coverage ratio of 2.50. The covenants generally do not restrict The Wendy’s Company or any of The Wendy’s Company’s subsidiaries that are not subsidiaries of Wendy’s Restaurants.

(c)
Wendy’s 6.20% senior notes were reduced to fair value in connection with the merger with Wendy’s in September 2008 based on outstanding principal of $225,000 and an effective interest rate of 7.0%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the notes mature. The carrying value of the Wendy’s senior notes is adjusted to reflect the fair value of interest rate swaps associated with this debt. As of January 1, 2012 and January 2, 2011, this adjustment increased the carrying value of the 6.20% senior notes by $11,695 and $9,623, respectively. These notes are unsecured and are redeemable prior to maturity at our option. The Wendy’s senior notes contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. Wendy’s was in compliance with these covenants as of January 1, 2012.

(d)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the merger with Wendy’s in September 2008 based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. Wendy’s was in compliance with these covenants as of January 1, 2012.

(e)
The Wendy’s Company’s $20,000 aircraft financing facility requires monthly payments, including interest, of approximately $180 through August 2013 with a final balloon payment of approximately $10,180 due September 2013. During the first quarter of 2010, we made a $5,000 prepayment on the loan. This loan is secured by an aircraft, which is classified as held-for-sale and has a net book value of $8,776 and $9,183 as of January 1, 2012 and January 2, 2011, respectively.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Companies, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The full amount of the line was available under this line of credit as of January 1, 2012.

At January 1, 2012, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The full amount of the line was available under this line of credit as of January 1, 2012.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Fair Value of Financial Instruments

Below are the carrying amounts and estimated fair values of the Companies’ financial instruments for which the disclosure of fair values is required.

	Year End 2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Financial assets
Carrying Amount:
Non-current cost investments	$22,832	$4,620	$27,452
Interest rate swaps	11,695	—	11,695

Fair Value:
Non-current cost investments (a)	$25,794	$36,702	$62,496
Interest rate swaps (b)	11,695	—	11,695

	Year End 2010
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Financial assets
Carrying Amount:
Non-current cost investments	$3,775	$4,817	$8,592
Interest rate swaps	9,623	—	9,623

Fair Value:
Non-current cost investments (a)	$5,555	$14,540	$20,095
Interest rate swaps (b)	9,623	—	9,623

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Long-term debt, including current portion:
Senior Notes (c)	$554,901	$621,500	$553,258	$620,370
Term Loan (c)	466,062	466,940	495,226	505,000
6.20% senior notes (c)	224,643	231,750	217,855	229,500
7% debentures (c)	82,342	84,000	81,204	86,500
Capitalized lease obligations (d)	15,222	16,431	86,670	91,015
Sale-leaseback obligations (d)	1,466	1,692	121,884	128,171
Other	1,060	1,072	3,634	3,806
Total Wendy’s Restaurants long-term debt, including current portion	1,345,696	1,423,385	1,559,731	1,664,362
6.54% aircraft term loan (d)	11,303	11,367	12,671	13,010
Total The Wendy’s Company long-term debt, including current portion	$1,356,999	$1,434,752	$1,572,402	$1,677,372

Guarantees of:
Franchisee loans obligations (e)	$1,275	$1,275	$373	$373
_______________

(a)
The fair value of our investment in Jurlique was based upon an agreement with a third party to purchase Jurlique. The fair value of our indirect investment in Arby’s is based on the fair value as determined in connection with its sale in July 2011. The fair value of the remaining investments was based entirely on statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Companies relied on valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

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

(e)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program adjusted for a history of defaults.

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

The following table presents the Companies’ financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of January 1, 2012 by the valuation hierarchy as defined in the fair value guidance:

		Fair Value Measurements
	January 1, 2012	Level 1	Level 2	Level 3
Interest rate swaps (included in “Deferred costs and other assets”)	$11,695	$—	$11,695	$—

The following tables present the fair values for those assets and liabilities of continuing operations measured at fair value during 2011 and 2010 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the years ended January 1, 2012 and January 2, 2011. The carrying value of properties presented in the tables below substantially represents the remaining carrying value of land for Wendy’s properties that were impaired in 2011 and 2010. See Note 19 for more information on the impairment of our long-lived assets.

		Fair Value Measurements			2011 Total Losses
	January 1, 2012	Level 1	Level 2	Level 3
Properties	$575	$—	$—	$575	$10,120
Other intangible assets	—	—	—	—	2,763
	$575	$—	$—	$575	$12,883

		Fair Value Measurements			2010 Total Losses
	January 2, 2011	Level 1	Level 2	Level 3
Properties	$250	$—	$—	$250	$21,201
Other intangible assets	—	—	—	—	5,125
	$250	$—	$—	$250	$26,326

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

During the third quarter of 2009, we entered into eight interest rate swaps with notional amounts totaling $361,000 to swap the fixed rate interest rates on the 6.20% and 6.25% Wendy’s senior notes for floating rates. The interest rate swaps were designated as fair value hedges of the related debt and qualified to be accounted for under the short-cut method according to the applicable guidance.

During the first quarter of 2010, we entered into an interest rate swap with a notional amount of $39,000 on Wendy’s 6.20% senior notes. At its inception, the interest rate swap was designated as an effective fair value hedge and is tested for effectiveness quarterly.

In connection with the redemption of the Wendy’s 6.25% senior notes, as discussed above in Note 12, we cancelled four interest rate swaps with notional amounts totaling $175,000. Upon cancellation, we recognized a gain of $1,875 in the second quarter of 2010, which is included in “Interest expense” for the year ended January 2, 2011.

At January 1, 2012 and January 2, 2011, the fair value of the interest rate swaps on the 6.20% Wendy’s senior notes was $11,695 and $9,623, respectively, and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% Wendy’s senior notes.

(The Wendy’s Company)

Prior to their expiration in 2009, The Wendy’s Company also had put options on equity securities. The Wendy’s Company did not designate these derivatives as hedging instruments, and accordingly, these derivative instruments were recorded at fair value with changes in fair value recorded in the The Wendy’s Company’s results of operations.

The following items were recognized by the Companies related to derivative activity during each of the periods presented below:

	2011	2010	2009
Interest income:
Interest rate swaps (a)	$(5,611)	$(7,880)	$(2,865)
Total Wendy’s Restaurants	(5,611)	(7,880)	(2,865)
Investment income, net:
Put and call option combinations on equity securities	—	—	(286)
Total The Wendy’s Company	$(5,611)	$(7,880)	$(3,151)
_____________________

(a)	2010 includes a gain of $1,875 on the cancellation of four interest rate swaps discussed above.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Income Taxes

Income (loss) from continuing operations before income taxes is set forth below:

	The Wendy’s Company
	2011	2010	2009
Domestic	$11,967	$(2,244)	$(30,492)
Foreign, principally Canada	12,473	15,800	14,230
	$24,440	$13,556	$(16,262)

	Wendy’s Restaurants
	2011	2010	2009
Domestic	$25,119	$2,328	$(8,772)
Foreign, principally Canada	12,473	15,800	14,230
	$37,592	$18,128	$5,458

The (provision for) benefit from income taxes from continuing operations is set forth below:

	The Wendy’s Company
	2011	2010	2009
Current:
U.S. Federal	$—	$—	$—
State	(675)	(5,774)	(12,687)
Foreign, principally Canada	(5,540)	(7,076)	(5,779)
Current tax provision	(6,215)	(12,850)	(18,466)
Deferred:
U.S. Federal	1,367	10,982	12,634
State	(2,788)	4,356	24,493
Foreign, principally Canada	1,108	2,067	2,979
Deferred tax (provision) benefit	(313)	17,405	40,106
Income tax (provision) benefit	$(6,528)	$4,555	$21,640

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s Restaurants
	2011	2010	2009
Current:
U.S. Federal	$—	$3,382	$(60,588)
State	(675)	(8,014)	(10,697)
Foreign, principally Canada	(5,540)	(7,076)	(5,779)
Current tax provision	(6,215)	(11,708)	(77,064)
Deferred:
U.S. Federal	(2,610)	5,875	63,287
State	(8,905)	5,436	16,851
Foreign, principally Canada	1,108	2,067	2,979
Deferred tax (provision) benefit	(10,407)	13,378	83,117
Income tax (provision) benefit	$(16,622)	$1,670	$6,053

Deferred tax assets (liabilities) are set forth below:

	The Wendy’s Company		Wendy’s Restaurants
	Year End		Year End
	2011	2010	2011	2010
Deferred tax assets:
Operating and capital loss carryforwards	$98,173	$99,354	$97,152	$105,818
Tax credit carryforwards	83,708	62,518	31,018	13,951
Accrued compensation and related benefits	38,198	37,512	37,458	35,333
Unfavorable leases	18,731	31,009	18,731	31,009
Other	56,017	71,664	47,665	63,679
Valuation allowances	(17,397)	(88,363)	(21,059)	(95,850)
Total deferred tax assets	277,430	213,694	210,965	153,940
Deferred tax liabilities:
Intangible assets	(502,570)	(462,627)	(502,570)	(462,627)
Owned and leased fixed assets net of related obligations	(125,788)	(100,198)	(121,610)	(95,588)
Other	(26,209)	(28,773)	(29,511)	(29,130)
Total deferred tax liabilities	(654,567)	(591,598)	(653,691)	(587,345)
	$(377,137)	$(377,904)	$(442,726)	$(433,405)

Changes in the Companies’ deferred tax asset and liability balances were primarily the result of the sale of Arby’s described in Note 2 and the recognition of a capital gain resulting from a reorganization of our business entity structure outside of the U.S. during the fourth quarter of 2011.  This reorganization related capital gain of approximately $186,000 for U.S. income tax purposes was offset by existing capital loss carryforwards.  This capital gain was eliminated in our consolidation of the Companies’ financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Wendy’s Company’s net operating loss and credit carryforwards have limited carryforward periods and will expire if unused. U.S. Federal net operating loss carryforwards of approximately $282,736 at January 1, 2012, which included $119,073 of share-based compensation deductions not yet recognized as discussed below, expire beginning in 2024. The utilization of these losses is limited, but the 2011 limitation exceeded the remaining net operating loss carryforward. Tax credits of $83,708 at January 1, 2012, principally consisting of foreign tax credits and jobs credits, expire beginning in 2015. State net operating loss carryforwards are subject to various limitations including carryforward periods and begin expiring in 2012. As of January 1, 2012, the Company has a deferred tax asset, net of U.S. Federal taxes, of $42,244 related to state net operating losses.

Wendy’s Restaurants’ carryforwards at January 1, 2012 consist of U.S. Federal net operating loss carryforwards of approximately $164,770 which will expire in 2031, a capital loss carryforward of $15,406 which will expire in 2014, tax credits of $31,018 principally consisting of foreign tax credits which expire beginning in 2018 and state net operating loss carryforwards subject to various limitations including carryforward periods which begin expiring in 2012. As of January 1, 2012, Wendy’s Restaurants has a deferred tax asset, net of U.S. Federal taxes, of $33,871 related to state net operating losses.

The Wendy’s Company’s valuation allowances of $17,397 and $88,363 as of January 1, 2012 and January 2, 2011, respectively, relate to state net operating loss and capital loss carryforwards. Valuation allowances decreased $70,966 in 2011 substantially as a result of a $65,105 reduction related to capital losses utilized to offset 2011 capital gains, primarily as a result of the reorganization described above, and a $4,565 reduction related to expiring capital losses.

Wendy’s Restaurants valuation allowances of $21,059, and $95,850 as of January 1, 2012 and January 2, 2011, respectively, relate to capital loss and state net operating loss carryforwards. Valuation allowances decreased $74,791 in 2011 principally as a result of a $65,105 reduction related to capital losses utilized to offset 2011 capital gains, primarily as a result of the reorganization described above, and a $7,794 reduction related to expiring capital losses.

In 2011 and prior years, we deducted $119,073 relating to the exercise of stock options and vesting of restricted stock. The Company has not recognized the $43,092 tax benefit relating to these deductions because it has no income taxes currently payable against which the benefits can be realized as a result of its net operating loss and credit carryforwards. When such benefits are realized against future income taxes payable, the Company will recognize them in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

The unremitted earnings of foreign subsidiaries, primarily Canadian, are not essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. As of January 1, 2012, the Companies’ tax basis in its only significant foreign subsidiary (Canada) exceeded its financial reporting basis and no deferred tax liability was required.

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	The Wendy’s Company
	2011	2010	2009
Income tax (provision) benefit at the U.S. Federal statutory rate	$(8,554)	$(4,745)	$5,692
State income tax (provision) benefit, net of U.S. Federal income tax effect	(2,251)	(1,122)	2,177
Previously unrecognized state net operating losses, net of related valuation allowance (a)	—	—	9,629
Foreign and U.S. tax effects of foreign operations (b)	1,147	7,693	(188)
Canadian tax rate changes	—	—	2,000
Jobs tax credits, net	1,914	2,044	2,591
Valuation allowance changes	—	—	1,165
Non-deductible expenses	(622)	(439)	(1,006)
Adjustments related to prior year tax matters	1,881	983	(65)
Other, net	(43)	141	(355)
	$(6,528)	$4,555	$21,640

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

(b)	Includes previously unrecognized benefit in 2010 of foreign tax credits, net of foreign income and withholding taxes on the repatriation of foreign earnings.

	Wendy’s Restaurants
	2011	2010	2009
Income tax provision at the U.S. Federal statutory rate	$(13,157)	$(6,345)	$(1,910)
State income tax provision, net of U.S. Federal income tax effect	(6,227)	(1,168)	(3,474)
Previously unrecognized state net operating losses, net of related valuation allowance (a)	—	—	9,629
Foreign and U.S. tax effects of foreign operations (b)	1,147	7,693	(188)
Canadian tax rate changes	—	—	2,000
Jobs tax credits, net	1,914	2,044	2,591
Valuation allowance changes	—	—	(516)
Non-deductible expenses	(58)	(517)	(444)
Adjustments related to prior year tax matters	(263)	(178)	(1,741)
Other, net	22	141	106
	$(16,622)	$1,670	$6,053
_____________________

(a)
In connection with the fourth quarter 2009 dissolution of our captive insurance company, the likelihood of realization of certain previously unrecognized state net operating losses is no longer remote. Accordingly, an $18,152 deferred tax asset and related $8,523 partial valuation allowance was recognized.

(b)	Includes previously unrecognized benefit in 2010 of foreign tax credits, net of foreign income and withholding taxes on the repatriation of foreign earnings.

The Wendy’s Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our December 28, 2008 and January 3, 2010 tax returns have been settled. Our September 29, 2008 U.S. Federal income tax return (the period prior to the merger with Wendy’s) is not currently under examination. Certain of the Companies’ state income tax returns from its 1998 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Wendy’s Restaurants is included in the consolidated Federal and certain state income tax returns of The Wendy’s Company. However, Wendy’s Restaurants provides for Federal and state income taxes on the same basis as if consolidated returns were filed separate from The Wendy’s Company. Amounts payable for Federal and certain state income taxes are settled by Wendy’s Restaurants to The Wendy’s Company under a tax sharing agreement. During 2011, 2010 and 2009, Wendy’s Restaurants made tax sharing payments to The Wendy’s Company of $13,078, $0, and $10,417, respectively. As of January 1, 2012 and January 2, 2011, the net amount due to The Wendy’s Company for Federal and state income taxes was $26,556 and $37,977, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Uncertain Tax Positions

As of January 1, 2012, The Wendy’s Company and Wendy’s Restaurants had unrecognized tax benefits of $30,614 and $20,429, respectively, which, if resolved favorably would reduce income tax expense by $21,604 and $13,475, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	The Wendy’s Company
	2011	2010	2009
Beginning balance	$36,434	$39,118	$38,421
Additions:
Tax positions related to the current year	—	19	6,627
Tax positions of prior years	948	4,921	1,857
Reductions:
Tax positions of prior years	(3,410)	(4,419)	(4,241)
Settlements	(1,922)	(416)	(1,407)
Lapse of statute of limitations	(1,436)	(2,789)	(2,139)
Ending balance	$30,614	$36,434	$39,118

	Wendy’s Restaurants
	2011	2010	2009
Beginning balance	$26,249	$28,414	$31,717
Additions:
Tax positions related to the current year	—	19	613
Tax positions of prior years	948	4,921	1,651
Reductions:
Tax positions of prior years	(3,410)	(3,900)	(2,383)
Settlements	(1,922)	(416)	(1,045)
Lapse of statute of limitations	(1,436)	(2,789)	(2,139)
Ending balance	$20,429	$26,249	$28,414

During 2012, we believe it is reasonably possible the Companies will reduce unrecognized tax benefits by up to $3,889, primarily as a result of the completion of certain state tax audits.

During 2011, 2010 and 2009, The Wendy’s Company recognized $501, $1,004 and $(414) of interest (reductions) expense and $337, $425 and $(888) of penalty (reductions) expense, respectively, related to uncertain tax positions. The Wendy’s Company has approximately $4,923 and $5,005 accrued for interest and $1,912 and $1,451 accrued for penalties as of January 1, 2012 and January 2, 2011, respectively.

During 2011, 2010 and 2009, Wendy’s Restaurants recognized $426, $940 and $(315) of interest (reductions) expense and $(46), $425 and $(535) of penalty (reductions) expense, respectively, related to uncertain tax positions. Wendy’s Restaurants has approximately $4,583 and $4,741 accrued for interest and $1,283 and $1,204 accrued for penalties as of January 1, 2012 and January 2, 2011, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(15) Stockholders’ Equity

(The Wendy’s Company)

We had 470,424 shares of common stock issued at the beginning and end of 2011, 2010 and 2009. Our common stock held in treasury activity for 2011, 2010 and 2009 was as follows:

	Treasury Stock
	2011	2010	2009
Number of shares at beginning of year	52,050	17,492	1,220
Repurchase of common stock	30,983	35,406	16,911
Common shares issued:
Upon exercises of stock options, net	(1,461)	(383)	(524)
Upon grant of restricted stock and for directors fees	(1,163)	(470)	(52)
Other	291	5	(63)
Number of shares at end of year	80,700	52,050	17,492
Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2011, 2010 and 2009.

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were $1,799,664, representing approximately 90% of The Wendy’s Company consolidated stockholders’ equity as of January 1, 2012, and consisted of net assets of Wendy’s Restaurants which were restricted as to transfer to The Wendy’s Company in the form of cash dividends, loans or advances under the covenants of the Credit Agreement. As of January 1, 2012, there was $77,747 available for payment of dividends directly to The Wendy’s Company from Wendy’s Restaurants restricted subsidiaries.

(16) Share-Based Compensation

The Wendy’s Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares (collectively, the “Grants”) to certain officers, other key employees, non-employee directors and consultants. The Wendy’s Company has not granted any tandem stock appreciation rights. Since the establishment of Wendy’s Restaurants in 2008, substantially all Grants have been made to employees of Wendy’s Restaurants. The Equity Plans also provide for the grant of shares of The Wendy’s Company common stock to non-employee directors. During 2010, The Wendy’s Company implemented the 2010 Omnibus Award Plan (the “2010 Plan”) for the issuance of equity instruments as described above. All equity grants during 2011 and 2010 were issued from the 2010 Plan and it is the only equity plan from which future equity instruments may be granted. As of January 1, 2012 there were approximately 59,246 shares of common stock available for future grants under the 2010 Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Stock Options

The table below summarizes 2011 activity and includes certain additional information for The Wendy’s Company stock options.

	Common Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 2, 2011	28,074	$6.45
Granted	5,715	$5.00
Exercised	(1,477)	$4.25
Forfeited / expired	(2,053)	$8.22
Outstanding at January 1, 2012	30,259	$6.16	5.0	$15,707
Vested or expected to vest at January 1, 2012	29,700	$6.19	4.9	$15,291
Exercisable at January 1, 2012	21,655	$6.77	3.4	$9,291

The Companies’ current outstanding stock options have maximum contractual terms of ten years and, with certain exceptions, vest ratably over three years. We settle employee stock option exercises with treasury shares. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $1,138, $488 and $784, respectively.

The weighted average fair value per share as of the grant date as calculated under the Black-Scholes Model for stock options granted during 2011, 2010 and 2009 (which were all granted at exercise prices equal to the market price of The Wendy’s Company Common Stock) were $1.88, $1.47 and $1.83, respectively.

The fair value of stock options on the date of grant was calculated utilizing the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	1.74%	2.01%	2.46%
Expected option life in years	5.6	5.4	5.1
Expected volatility	45.2%	45.2%	49.6%
Expected dividend yield	1.59%	1.53%	1.35%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield approximating the expected option life of stock options granted during the respective years. The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding based on historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of common stock for the related options granted during the years. The expected dividend yield represents The Wendy’s Company annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restricted Shares

The Wendy’s Company issues restricted share awards (“RSAs”) and restricted share units (“RSUs”). For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted.

The following table summarizes the activity of The Wendy’s Company non-vested restricted shares for 2011:

	Common Stock
	Shares	Weighted Average Fair Value
Non-vested at January 2, 2011	1,053	$4.59
Granted	721	$5.01
Vested	(691)	$4.69
Forfeited	(40)	$4.50
Non-vested at January 1, 2012	1,043	$4.82

The total fair value of restricted shares that vested in 2011, 2010 and 2009 was $3,223, $3,348 and $1,373, respectively.

Performance Shares

The Wendy’s Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting a defined operational goal (a performance condition) or common stock share prices (a market condition).

The fair value of performance condition awards granted in 2010 was determined using the average of the high and low trading prices of our common stock on the date of grant. Compensation cost recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. As a result of the sale of Arby’s and related announcements that the Companies’ Atlanta headquarters and restaurant support center would be relocated to Ohio, as further discussed in Note 17, the Companies recorded compensation costs of $820 for the accelerated vesting of performance condition awards in accordance with the termination provisions of the employment agreements for two senior executives. There was no other compensation cost recorded during 2011 and 2010 for the performance condition awards as The Wendy’s Company believed the achievement of the defined operational goal was not probable.

The fair value of market condition awards granted in 2011 and 2010 was estimated on the date of the grant using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved, as noted in the table below:

	2011	2010
Risk-free interest rate	0.61%	0.93%
Expected life in years	3.02	2.98
Expected volatility	52.0%	55.0%
Expected dividend yield (a)	0.00%	0.00%
_____________________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Compensation cost is recorded ratably for market condition awards during the vesting period and is not reversed, except for forfeitures, at the vesting date without regard as to whether the market condition is met. As a result of the sale of Arby’s discussed above, the Companies recorded compensation costs of $2,347 for the accelerated vesting of market condition awards in accordance with the termination provisions of the employment agreements for two senior executives.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the activity of The Wendy’s Company non-vested performance shares for 2011:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Non-vested at January 2, 2011	1,207	$3.91	832	$5.56
Granted	—	$—	1,292	$6.91
Dividend equivalent units issued (a)	17	$—	21	$—
Vested	(215)	$3.91	(431)	$6.56
Forfeited	(354)	$3.91	(273)	$5.72
Non-vested at January 1, 2012	655	$3.91	1,441	$6.46
_____________________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

The total fair value of awards that were accelerated to vest during 2011 was $3,615.

Modifications of Share-Based Awards

During 2011, the Company modified the terms of awards granted to 168 employees in connection with the sale of Arby’s and the relocation of the Companies’ Atlanta headquarters and restaurant support center to Ohio. These modifications resulted in (1) the accelerated vesting of stock options and restricted share units upon the termination of such employees and (2) a reduction in share-based compensation expense of $614. Of this amount, $253 is included in discontinued operations and $361 is included in “Transaction related and other costs.”
Share-Based Compensation Expense

(The Wendy’s Company)

Total share-based compensation expense and related income tax benefit recognized in The Wendy’s Company consolidated statements of operations were as follows:

	2011	2010	2009
Stock options	$9,898	$7,700	$10,515
Restricted Shares	1,943	2,311	1,567
Performance Shares:
Performance Condition Shares	820	—	—
Market Condition Shares (a)	4,688	478	—
Compensation adjustments (b)	(361)	—	—
Compensation expense credited to “Stockholders’ Equity” (c)	16,988	10,489	12,082
Dividends and related interest on the Restricted Shares	2	3	13
Total share-based compensation expense	16,990	10,492	12,095
Less: Income tax benefit	(6,338)	(3,773)	(4,380)
Share-based compensation expense, net of income tax benefit	$10,652	$6,719	$7,715

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

_____________________

(a)
Includes expense of $2,347 for the accelerated vesting of awards partially offset by a credit of $384 for awards that were canceled in conjunction with the sale of Arby’s and the relocation of the Companies’ Atlanta headquarters and restaurant support center to Ohio.

(b)	Adjustments related to modifications of share-based compensation awards.

(c)	Excludes $700, $3,215 and $3,212 for 2011, 2010 and 2009, respectively, which is included in discontinued operations.

As of January 1, 2012, there was $14,229 of total unrecognized compensation cost related to non-vested share-based compensation grants for The Wendy’s Company. The unrecognized expense for The Wendy’s Company will be recognized over a weighted average period of 2.4 years.

(Wendy’s Restaurants)

Total share-based compensation expense and related income tax benefit recognized in Wendy’s Restaurants consolidated statements of operations were as follows:

	2011	2010	2009
The Wendy’s Company stock options	$9,733	$7,566	$9,157
Restricted Shares	1,087	1,540	1,201
Performance Shares:
Performance Condition Shares	820	—	—
Market Condition Shares (a)	4,688	469	—
Compensation adjustments (b)	(361)	—	—
Total share-based compensation expense (c)	15,967	9,575	10,358
Less: Income tax benefit	(5,949)	(3,424)	(3,720)
Share-based compensation expense, net of income tax benefit	$10,018	$6,151	$6,638
_____________________

(a)
Includes expense of $2,347 for the accelerated vesting of awards partially offset by a credit of $384 for awards that were canceled in conjunction with the sale of Arby’s and the relocation of the Companies’ Atlanta headquarters and the restaurant support center to Ohio.

(b)	Adjustments related to modifications of share-based compensation awards.

(c)	Excludes $700, $3,215 and $3,212 for 2011, 2010 and 2009, respectively, which is included in discontinued operations.

As of January 1, 2012, there was $13,404 of total unrecognized compensation cost related to non-vested share-based compensation grants for Wendy’s Restaurants. The unrecognized expense for Wendy’s Restaurants will be recognized over a weighted average period of 2.2 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Transaction Related and Other Costs

As a result of the sale of Arby’s in July 2011 and the related announcements (in July and December 2011) that the Companies’ Atlanta headquarters and restaurant support center would be relocated to Ohio, we expensed costs for severance, retention and other items during 2011 as detailed in the table below. Of such 2011 expenses, $20,806 (principally for required payments of $14,481 and vesting of previously issued stock awards of $6,325) was incurred by Wendy’s Restaurants in accordance with the termination provisions of the employment agreements for three senior executives.

The following table summarizes the Companies “Transaction related and other costs”:

Severance and stock compensation costs	$28,680
Employee retention	8,495
Bonus	3,127
Other professional fees	2,090
Relocation (a)	1,670
Other	415
Total Wendy’s Restaurants	44,477
Other professional fees	845
Employee retention	159
Other	230
Total The Wendy’s Company	$45,711
_____________________

(a)
Relocation costs are expensed as incurred. However, payments of $1,500 incurred during the third quarter of 2011 due to the relocation of a corporate executive will be expensed over the three year period following this executive’s relocation in accordance with the terms of the agreement.

We anticipate that our relocation activities will be substantially completed by the third quarter of 2012. Wendy’s Restaurants expects to expense costs aggregating approximately $23,000 in 2012 primarily related to (1) employee severance, retention, recruiting and relocation and (2) the operating lease for the Atlanta restaurant support center. Wendy’s may also incur redundant compensation costs in 2012 for staff overlap during the relocation transition.

(18) Merger Restructuring

As a result of the merger with Wendy’s in September 2008, Wendy’s Restaurants and The Wendy’s Company incurred costs (primarily for employee severance) aggregating $11,189 and $14,197, respectively, related to a restructuring plan. The plan was completed in 2009. Wendy’s Restaurants and The Wendy’s Company expensed $8,088 and $11,096, respectively, for such costs in 2009. Payments under this plan were principally made in 2009; accrued liabilities for these costs as of January 1, 2012 and January 2, 2011 were negligible.

(19) Impairment of Long-Lived Assets

Wendy’s company-owned restaurant impairment losses included in the table below in each year predominantly reflect impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. Additionally, in 2010 and 2009, Wendy’s impairment losses included write-downs in the carrying value of certain surplus properties and properties held for sale.

During 2009, The Wendy’s Company disposed of one of its owned aircraft and recorded impairment based on the sale price.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

These impairment losses as detailed in the following table represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	2011	2010	2009
Impairment of company-owned restaurants:
Properties	$10,120	$21,201	$21,263
Intangible assets	2,763	5,125	2,180
Total Wendy’s Restaurants	12,883	26,326	23,443
Aircraft	—	—	2,176
Total The Wendy’s Company	$12,883	$26,326	$25,619

Arby’s company-owned restaurant impairment losses of $43,151 and $56,513 in 2010 and 2009, respectively, predominantly reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. These impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in discontinued operations and not included in the table above. Arby’s impairment losses for the period from January 3, 2011 through July 4, 2011 (its date of sale) were not significant. See Note 2 for more information on discontinued operations.

The fair values of impaired assets were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs).

(20) Investment Income (Expense), Net

(The Wendy’s Company)

	2011	2010	2009
Interest income	$8	$12	$165
Distributions, including dividends	234	248	205
Gain on DFR Notes	—	4,909	—
Realized gains, net	250	179	2,948
Fee on early withdrawal of Equities Account	—	—	(5,500)
Other	(8)	(89)	(910)
	$484	$5,259	$(3,092)

(21) Other Than Temporary Losses on Investments

(The Wendy’s Company)

2009
Decline in fair value of available-for-sale securities primarily held in the Equities Account	$801
Decline in fair value of cost method investments	3,115
$3,916

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(22) Retirement Benefit Plans

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

In connection with the matching and profit sharing contributions, the Companies recognized compensation expense in 2011, 2010 and 2009 as follows:

	2011	2010	2009
Wendy’s Restaurants	$7,944	$10,179	$9,743
Corporate	—	—	898
The Wendy’s Company	$7,944	$10,179	$10,641

Pension Plans

Wendy’s had two domestic defined benefit plans (the “Wendy’s Pension Plans”), the benefits under which were frozen in 2008. Wendy’s obtained an actuarial valuation of the unfunded pension liability as of September 29, 2008 and received approval for the termination of the Wendy’s Pension Plans by the Pension Benefit Guaranty Corporation and the Internal Revenue Service by the fourth quarter of 2008.  We made lump sum distributions and purchased annuities for the approved termination of the Wendy’s Pension Plans in 2008 and paid $304 for certain plan settlements in 2009. In 2010, a final payment of $296 was made to the Pension Benefit Guaranty Corporation for one of the pension plans.

(The Wendy’s Company)

The Wendy’s Company maintains two domestic defined benefit plans, the benefits under which were frozen in 1988 and for which The Wendy’s Company has no unrecognized prior service cost. Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) are covered under one of these plans. Pursuant to the terms of the Arby’s sale agreement, liabilities related to the Eligible Arby’s Employees under these plans were retained by Wendy’s Restaurants. In addition, Wendy’s Restaurants received $400 from Buyer for the unfunded liability related to the Eligible Arby’s Employees under the plans as of July 4, 2011. In conjunction with the sale of Arby’s, Wendy’s Restaurants transferred the liabilities related to the Eligible Arby’s Employees to The Wendy’s Company. The measurement date used by The Wendy’s Company in determining amounts related to its defined benefit plans is the same as the Company’s fiscal year end.

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at January 1, 2012 was $3,926 and $2,557, respectively. As of January 2, 2011, the balance of the accumulated benefit obligations and the fair value of the plans’ assets was $3,983 and $2,669, respectively, of which $1,227 and $839, respectively, was recorded by Wendy’s Restaurants related to the Eligible Arby’s Employees. As of January 1, 2012 and January 2, 2011, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $303, $157, and $175 in benefit plan expenses included in “General and administrative” in 2011, 2010, and 2009, respectively. In addition, the Companies recognized $47, $64 and $68 in benefit plan expenses related to the Eligible Arby’s Employees in 2011, 2010, and 2009, respectively, which is included in discontinued operations. The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Multiemployer Pension Plan

The unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, are covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by a collective bargaining agreement (the “CBA”). The cost of this pension plan is determined in accordance with the provisions of the CBA.

In 2009, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from that plan. This decision required Wendy’s to assume a withdrawal liability of $4,975 in accordance with the applicable requirements of the Employee Retirement Income Security Act, as amended, to reflect this obligation which has been included in “Cost of sales.” In addition, the unionized employees became eligible to participate in the 401(k) Plan.

In 2010, the terms of a new collective bargaining agreement (the “New CBA”) were agreed to by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO. Included in the terms of the New CBA, the Bakery agreed to participate in the Union Pension Fund as if it had not previously withdrawn its participation and the unionized employees would no longer be eligible to contribute to the 401(k) Plan. Accordingly, the withdrawal liability recorded in 2009 was reversed in 2010 and credited to “Cost of sales.” The other terms of the New CBA resulted in additional expense to Wendy’s of approximately $900 (which includes $600 of contributions reflected in the table below), which is included in “Cost of sales,” in 2010.

The future cost of the Union Pension Fund depends on a number of factors, including the funding status of the plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Union Pension Fund are jointly responsible for any plan underfunding. While Wendy’s pension cost for the Union Pension Fund is established by the New CBA, the Union Pension Fund may impose increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the Pension Protection Act (the “PPA”), which requires underfunded multiemployer pension plans to implement rehabilitation plans to improve funded status. Factors that could impact the funded status of the Union Pension Fund include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. The Union Pension Fund’s funding status, as defined by the PPA is “green”; however, the plan is significantly underfunded and the plan’s funding is under a rehabilitation plan as approved by the PPA. Assets contributed to the Union Pension Fund are not segregated or otherwise restricted to provide benefits only to the employees of the Bakery.

The Companies could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to unfunded vested benefits of the Union Pension Fund. The withdrawal liability (which could be significant) would equal the Companies’ proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. A withdrawal liability would be triggered if the Companies (1) cease to make contributions to the Union Pension Fund, (2) close its bakery facility, or (3) decide not to renew the collective bargaining agreement. No factors for which the Bakery would incur a withdrawal liability occurred during fiscal 2011.

Further information about the Union Pension Fund is presented in the table below:

		Pension Protection Act Zone Status (a)		Funding Improvement Plan/Rehabilitation Plan Status	Wendy’s Contributions (b)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN	2011	2010		2011	2010	2009
Union Pension Fund	52-6118572	Green	Green	Implemented	$781	$766	$641	No	3/31/2013
___________________

(a)
The Union Pension Fund elected an expanded asset smoothing period of 10 years for the investment loss incurred in the plan year ended December 31, 2008 and an increase in the limits on the actuarial value of the assets to 130% of market value for the plan years beginning January 1, 2009 and 2010, as permitted under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010. The Union Pension Plan certified its zone status after making this election.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
In accordance with the terms of the New CBA, the Companies are required to make minimum contributions of $2.73 per hour of employment for each employee covered under the Union Pension Fund. As of January 1, 2012, based on approximately 308,000 hours of expected employment, the Companies’ minimum annual contribution to the Union Pension Fund would be $840.

Wendy’s Executive Plans

In accordance with the agreement for the merger with Wendy’s, amounts due under key executive agreements and supplemental executive retirement plans (the “SERP”) were funded into a restricted account. Effective January 1, 2011, participation in the SERP was frozen and current participants’ balances only earn interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $4,450 and $5,391 as of January 1, 2012 and January 2, 2011, respectively.

(23) Lease Commitments

The Companies lease real property, leasehold interests, and restaurant, transportation, and office equipment. Some leases which relate to restaurant operations provide for contingent rentals based on sales volume. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which are not included in rental expense or the future minimum rental payments set forth below.

Rental expense under operating leases consists of the following components:

	2011
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Minimum rentals	$69,329	$1,149	$70,478
Contingent rentals	10,468	—	10,468
	79,797	1,149	80,946
Less sublease income	(13,746)	(1,338)	(15,084)
	$66,051	$(189)	$65,862

	2010
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Minimum rentals	$67,587	$1,262	$68,849
Contingent rentals	10,033	—	10,033
	77,620	1,262	78,882
Less sublease income	(12,769)	(1,506)	(14,275)
	$64,851	$(244)	$64,607

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2009
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Minimum rentals	$69,602	$1,723	$71,325
Contingent rentals	10,664	—	10,664
	80,266	1,723	81,989
Less sublease income	(13,877)	(1,580)	(15,457)
	$66,389	$143	$66,532

The Companies’ future minimum rental payments and rental receipts, for non-cancelable leases, including rental receipts for leased properties owned by the Companies, having an initial lease term in excess of one year as of January 1, 2012, are as follows:

	Rental Payments			Rental Receipts
Fiscal Year	Sale- Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Sale- Leaseback Obligations	Capitalized Leases	Operating Leases (a)	Owned Properties
2012	$95	$2,779	$75,161	$117	$536	$6,433	$3,968
2013	103	2,480	67,035	117	536	5,231	3,666
2014	106	2,442	61,581	117	536	4,645	3,576
2015	120	2,464	57,115	117	536	4,159	3,539
2016	111	2,073	52,890	117	536	3,665	3,492
Thereafter	2,699	19,882	644,883	1,464	4,630	24,826	36,007
Total minimum payments	3,234	32,120	$958,665	$2,049	$7,310	$48,959	$54,248
Less amounts representing interest, with interest rates between 3% and 33%	(1,768)	(16,898)
Present value of minimum sale leaseback and capitalized lease payments	$1,466	$15,222
_____________________

(a)
In addition to the amounts presented in the table above, The Wendy’s Company will have rental payments of $711 and rental receipts of $580 in 2012 under the lease for The Wendy’s Company’s former corporate headquarters and from the sublease for office space on two of the floors covered under the lease to a management company formed by our Chairman, who was our former Chief Executive Officer, our Vice Chairman, who was our former President and Chief Operating Officer, and a director, who was our former Vice Chairman (the “Management Company”).

As of January 1, 2012, the Companies had $83,343 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” and $49,430 of unfavorable leases included in “Other liabilities,” or $33,913 of net favorable leases. The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been increased by the $33,913 of net favorable leases, net of (1) $23,582 of Straight-Line Rent and (2) $1,186 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent. Estimated sublease future rental receipts exclude sublessor rental obligations for closed locations.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties leased by the Companies to third parties under capitalized leases and operating leases as of January 1, 2012 and January 2, 2011 include:

	Year End
	2011	2010
Land	$24,211	$27,434
Buildings and improvements	58,505	64,825
Office, restaurant and transportation equipment	4,377	4,133
	87,093	96,392
Accumulated depreciation and amortization	(20,019)	(18,344)
	$67,074	$78,048

The present values of minimum sale-leaseback and capitalized lease payments are included either in “Long-term debt” or “Current portion of long-term debt,” as applicable.

(24) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Equipment for Systemwide Core Menu Initiative

In order to facilitate the purchase and related installation of equipment by franchisees required to implement a systemwide core menu initiative, Wendy’s initiated incentive programs for franchisees, including the partial subsidy of interest rates and a guarantee program. As of January 1, 2012, Wendy’s potential recourse for the loans related to this guarantee program amounted to $1,635 and Wendy’s has accrued liabilities under these initiatives of approximately $315.

Breakfast Expansion

In order to encourage franchisees to participate in the breakfast daypart, Wendy’s has established the following programs:

•
Wendy’s will continue to lease equipment to certain franchisees that are participating in the breakfast program. At the time breakfast becomes a required program, the franchisees will be required to purchase the equipment from Wendy’s based on its then book value plus installation costs. The total amount of expenditures for equipment (including installation) leased to franchisees is expected to be no more than $4,500.

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

As of January 1, 2012, Wendy’s has purchased equipment with a current net book value of approximately $2,559 that has been leased to franchisees and has made loans of $2,625 under the above breakfast program. The above programs also have the following additional features:

•
For the first three years of an early adopting franchisee’s participation in the breakfast program, a portion of franchise royalties (on a sliding scale) will not be payable to Wendy’s but will be required to be reinvested in local advertising and promotions for the breakfast program. Based on franchisee participation in the breakfast program, Wendy’s estimates the royalties not to be received under this program will approximate $4,415 over the three year period through the second quarter of 2015.

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

Other Loan Guarantees

Wendy’s previously provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $12,071 as of January 1, 2012. There remains an unamortized carrying amount of $1,118 included in “Other liabilities” as of January 1, 2012 with respect to these loan guarantees.

Japan Joint Venture Guarantee

In 2012, Wendy’s Restaurants (1) provided a guarantee to a lender to the Japan joint venture for which our joint venture partner has agreed to reimburse and otherwise indemnify us for his 51% share of the guarantee and (2) has agreed to reimburse and otherwise indemnify our joint venture partner for our 49% share of the guarantee by our joint venture partner of a line of credit granted by a different lender to the Japan joint venture to fund working capital requirements. Our portion of these contingent obligations totals approximately $2,900 (¥220,800) based upon current rates of exchange. The fair value of our guarantees is immaterial. The Companies anticipate that additional guarantees of up to $5,000 may be necessary in 2012.

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations primarily from former company-owned restaurant locations now operated by franchisees amounting to $46,502 as of January 1, 2012. These leases extend through 2048. We have not received any notice of default related to these leases as of January 1, 2012. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $8,029 as of January 1, 2012. These leases expire on various dates, through 2021.

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5,000 for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of January 1, 2012, the Canadian subsidiary had guaranteed C$249 under this program.

Insurance
Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses all subject to $500 per occurrence self-retention limits. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations, and determines its liability for health care claims incurred but not reported based on historical claims runoff data.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Letters of Credit

As of January 1, 2012, Wendy’s Restaurants has outstanding letters of credit with various parties of $20,657, which are included in The Wendy’s Company’s outstanding letters of credit of $21,326. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreements

Wendy’s has entered into a beverage agreement with a beverage vendor to provide fountain beverage products and certain marketing support funding to the Companies and their franchisees. This agreement requires minimum purchases of fountain beverage syrup (“Syrup”) by the Companies and their franchisees at certain preferred prices until the total contractual gallon volume usage has been reached. In addition, this agreement provides for an annual advance to be paid to us based on the vendor’s expectation of annual Syrup usage of the Companies, which is amortized over annual usage.
Beverage purchases made by the Companies under this agreement during 2011, 2010 and 2009 were approximately $20,464, $21,273 and $20,425, respectively. Future purchases by the Companies under these beverage purchase requirements are estimated to be approximately $20,464 per year over the next five years. Based on current preferred prices and the current ratio of sales at company-owned restaurants to franchised restaurants, the total remaining Companies’ beverage requirements are approximately $150,677 over the remaining life of the contracts. As of January 1, 2012, $646 is due to beverage vendors and included in “Accounts payable” principally for annual estimated payments that exceeded usage.

Capital Expenditures Commitments

As of January 1, 2012, the Companies have $26,319 of outstanding commitments for capital expenditures expected to be paid in 2012.

(25) Transactions with Related Parties

The following is a summary of ongoing transactions between the Companies and their related parties, which are included in continuing operations:

	2011	2010	2009
Wendy’s Co-op (a)	$(2,033)	$(1,238)	$15,500
SSG agreement (b)	(2,275)	5,145	—
Subleases with related parties (c)	(203)	(137)	—
Advisory fees (d)	—	2,465	5,368

(The Wendy’s Company)
Advisory fees (d)	$500	$1,000	$500
Services Agreement (e)	—	—	3,500
Sublease income (f)	(1,631)	(1,632)	(1,886)
Use of corporate aircraft (g)	(138)	(120)	(613)
Withdrawal Agreement (h)	—	—	3,220
Liquidation services agreement (i)	220	441	239
Distributions to co-investment shareholders (j)	—	—	(795)

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

___________________

Transactions with Purchasing Cooperatives

(a)
During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees to establish QSCC. QSCC manages food and related product purchases and distribution services for the Wendy’s system in the U.S. and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada. Prior to 2010, the system’s purchasing function was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for operations in the U.S. and Canada, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in 2010.  Pursuant to the terms of the Wendy’s Co-op, Wendy’s paid $15,500 to QSCC over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. The payments by Wendy’s under the Wendy’s Co-op were expensed in 2009 and included in “General and administrative.”  Wendy’s made payments of $305 and $15,195 in 2011 and 2010, respectively. In connection with the ongoing operations of QSCC during 2010, QSCC reimbursed Wendy’s $913 for amounts Wendy’s had paid primarily for payroll-related expenses for certain Canadian QSCC purchasing employees.

Since the third quarter of 2010, all QSCC members (including Wendy’s) pay sourcing fees to third party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded the anticipated cash portion of its share of patronage dividends of $2,033 and $325 in 2011 and 2010, respectively, which are included as a reduction of “Cost of sales.”

(b)
On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”) in consultation with Wendy’s Restaurants, established Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs for certain non-perishable goods, equipment, and services. Wendy’s Restaurants had committed to pay approximately $5,145 of SSG expenses, which were expensed in 2010 and included in “General and administrative,” and were to be paid over a 24 month period through March 2012. However, in anticipation of the sale of Arby’s, effective April 2011, SSG was dissolved and its activities were transferred to QSCC and ARCOP and the remaining accrued commitment of $2,275 was reversed and credited to “General and administrative.”

(c)
Effective January 4, 2010, QSCC subleased approximately 9,333 square feet of office space from Wendy’s. Effective January 1, 2011, Wendy’s and QSCC entered into a sublease amendment which increased the office space subleased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of $176 with five one-year renewal options. On July 5, 2011, QSCC renewed the lease for a one year period ending December 31, 2012. During the period from April 2010 to April 2011, SSG leased 2,300 square feet of office space from a subsidiary of Wendy’s Restaurants. The Companies received $180 and $113 of sublease income from QSCC and $23 and $24 of sublease income from SSG during 2011 and 2010, respectively.

Transactions with the Management Company

(d)
The Wendy’s Company and the Management Company entered into a new services agreement (the “New Services Agreement”), which commenced on July 1, 2009 and expired on June 30, 2011. Under the New Services Agreement, the Management Company assisted us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. The Companies paid approximately $2,465 and $5,368 in 2010 and 2009, respectively, in fees for corporate finance advisory services under the New Service Agreement in connection with the negotiation and execution of the Credit Agreement in 2010 and the issuance of the Senior Notes in 2009.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In addition, The Wendy’s Company paid the Management Company a service fee of $250 per quarter, in connection with the New Services Agreement until it expired on June 30, 2011. The Wendy’s Company incurred service fees of $500, $1,000 and $500 in 2011, 2010 and 2009, respectively, which are included in “General and administrative.”

(e)
In connection with its 2007 restructuring, The Wendy’s Company entered into an agreement with the Management Company for the provision of services under a two-year transition services agreement (the “Services Agreement”), effective June 30, 2007, pursuant to which the Management Company provided The Wendy’s Company with a range of professional and strategic services.  Under the Services Agreement, which expired on June 30, 2009 and was superseded by the New Services Agreement, The Wendy’s Company paid the Management Company $3,000 per quarter for the first year of services and $1,750 per quarter for the second year of services.  The Wendy’s Company incurred $3,500 of such service fees for 2009 which are included in “General and administrative.”

(f)
In July 2008 and July 2007, The Wendy’s Company entered into agreements under which the Management Company is subleasing (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  Under the terms of the Subleases, the Management Company paid The Wendy’s Company approximately $157 per month in 2009, which included an amount equal to the rent The Wendy’s Company paid plus a fixed amount reflecting a portion of the increase in the then fair market value of The Wendy’s Company leasehold interest, as well as amounts for property taxes and the other costs related to the use of the space.  During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent.  Under the terms of the amended sublease, which expires in May 2012, the sublease is not cancelable prior to the expiration of the prime lease in May 2012 and the Management Company pays rent to The Wendy’s Company in an amount that covers substantially all of the Company’s rent obligations under the prime lease for the subleased space.  The Wendy’s Company recognized income of $1,631, $1,632, and $1,886 from the Management Company under such subleases in 2011, 2010 and 2009, respectively, which has been recorded as a reduction of “General and administrative.”

(g)
In August 2007, The Wendy’s Company entered into time share agreements under which the Former Executives and the Management Company used two of The Wendy’s Company’s corporate aircraft in exchange for payment of certain incremental flight and related costs of such aircraft.  Those time share agreements expired during the second quarter of 2009 and, in the third quarter of 2009, one of the aircraft was sold to an unrelated third party. Such reimbursements for 2009 amounted to $553 and have been recognized as a reduction of “General and administrative.”

In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) for the other aircraft that was previously under the time share agreement mentioned above.  The Aircraft Lease Agreement originally provided that The Wendy’s Company would lease such corporate aircraft to TASCO from July 1, 2009 until June 30, 2010.  On June 24, 2010, The Wendy’s Company and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2011). Under the Aircraft Lease Agreement, TASCO paid $10 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and certain storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. The Wendy’s Company continued to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs.

On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13. The Wendy’s Company received lease income of $138, $120 and $60 in the 2011, 2010 and 2009, respectively, under this agreement, which is included as an offset to “General and administrative.”

The Aircraft Lease Agreement may be terminated by The Wendy’s Company without penalty in the event it sells the aircraft to a third party, subject to a right of first refusal in favor of the Management Company with respect to such a sale. We intend to dispose of the Company-owned aircraft leased under the lease agreement discussed above as soon as practicable. As of January 1, 2012, the aircraft has a carrying value that approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(h)
On June 10, 2009, The Wendy’s Company and the Management Company entered into a withdrawal agreement (the “Withdrawal Agreement”) which provided that The Wendy’s Company would be permitted to withdraw all amounts in brokerage accounts (the “Equities Account”), which were managed by the Management Company, on an accelerated basis (the “Early Withdrawal”) effective no later than June 26, 2009. Prior to the Withdrawal Agreement and as a result of an investment management agreement with the Management Company, which was terminated on June 26, 2009, The Wendy’s Company had not been permitted to withdraw any amounts from the Equities Account until December 31, 2010, although $47,000 was released from the Equities Account in 2008 subject to an obligation to return that amount to the Equities Account by a specified date.  In consideration for obtaining such Early Withdrawal right, The Wendy’s Company agreed to pay the Management Company $5,500 (the “Withdrawal Fee”), was not required to return the $47,000 referred to above and was no longer obligated to pay investment management and incentive fees to the Management Company. The Equities Account investments were liquidated in June 2009 for $37,401, of which $31,901 was received by The Wendy’s Company, net of the Withdrawal Fee, and for which The Wendy’s Company realized a gain of $2,280 in 2009. The Withdrawal Fee and the gain on the liquidation of the investments were included in “Investment income (expense), net.”

(i)
On June 10, 2009, The Wendy’s Company and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assisted us in the sale, liquidation or other disposition of our cost investments and DFR Notes (the “Legacy Assets”), which were not related to the Equities Account.  The Liquidation Services Agreement required The Wendy’s Company to pay the Management Company a fee of $900 in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date. Related amortization of $220, $441 and $239 was recorded in “General and administrative” in 2011, 2010 and 2009, respectively.

Transactions with Other Related Parties

(j)
As part of its overall retention efforts, The Wendy’s Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with The Wendy’s Company in certain investments.  The Wendy’s Company and certain of its former management have one remaining co-investment, 280 BT, which is a limited liability holding company principally owned by The Wendy’s Company and former company management that, among other things, invested in operating companies.  During 2009, The Wendy’s Company received distributions of $795 from the liquidation of certain of the investments owned by 280 BT; distributions of $156 in 2009 were further distributed to 280 BT’s minority shareholders. No distributions were received in 2011 or 2010. The ownership percentages in 280 BT as of January 1, 2012 for The Wendy’s Company, the former officers of The Wendy’s Company and other investors were 80.1%, 11.2% and 8.7%, respectively.

From September 29, 2008 through his resignation effective December 30, 2011, J. David Karam, a minority shareholder, director and former president of Cedar Enterprises, Inc., which directly or through affiliates is a Wendy’s franchisee operator of 150 Wendy’s restaurants as of January 1, 2012, 146 Wendy’s restaurants as of January 2, 2011, and 133 Wendy’s restaurants as of January 3, 2010, was President of Wendy’s.  In connection with Mr. Karam’s employment, Mr. Karam resigned as a director and president of Cedar Enterprises, Inc., but retained his minority ownership.  The Companies recorded $7,565, $7,315 and $6,240 in royalties and $5,667, $5,471 and $4,633 in advertising fees in 2011, 2010, and 2009, respectively, from Cedar Enterprises and its affiliates as a franchisee of Wendy’s. Cedar Enterprises, Inc. and its affiliates also received $125 and $175 in remodeling incentives in 2010 and 2009, respectively, from Wendy’s pursuant to a program generally available to Wendy’s franchisees, and $186 and $774 in 2011 and 2010, respectively, related to funding for equipment for the systemwide core menu initiative and participation in the expanded testing of the breakfast daypart.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Wendy’s Restaurants)

The following is a summary of continuing transactions between Wendy’s Restaurants and The Wendy’s Company:

	2011	2010	2009
Dividends paid (k)	$—	$443,700	$115,000
Cost allocation to restaurant segments (l)	—	—	34,085
Other transactions:
Payments for Federal and state income tax (m)	13,078	—	10,417
Share-based compensation (n)	15,967	9,575	10,358
Expense under management service agreements (o)	2,521	5,017	5,017
_____________________

(k)	Wendy’s Restaurants paid cash dividends to The Wendy’s Company in 2010 and 2009 which were charged to “Invested equity.”

(l)
For the first quarter of 2009, The Wendy’s Company charged Wendy’s and Arby’s $34,085 for support services. Prior to that date, Wendy’s and Arby’s had directly incurred such costs. These costs are included in “General and administrative.” During 2009, Wendy’s Restaurants settled $20,526 of such support center costs in cash through the intercompany account with The Wendy’s Company.

On the first day of the second quarter of 2009, we established a shared service center in Atlanta, Georgia.  As a result, support center costs from that date have been directly incurred by Wendy’s Restaurants and were allocated to Wendy’s and, prior to its sale, Arby’s, based on budgeted revenues.

(m)	Wendy’s Restaurants made cash payments to The Wendy’s Company under a tax sharing agreement, as discussed in Note 14.

(n)
Wendy’s Restaurants incurs share-based compensation costs for The Wendy’s Company common stock awards issued to certain employees under The Wendy’s Company various equity plans. Such compensation costs are allocated by The Wendy’s Company to Wendy’s Restaurants and is correspondingly recorded as capital contributions from The Wendy’s Company.

(o)
Wendy’s Restaurants incurred $2,521, $5,017 and $5,017 for management services by The Wendy’s Company during 2011, 2010, and 2009, respectively. Such fees were included in “General and administrative” and were settled through Wendy’s Restaurants’ intercompany account with The Wendy’s Company. Effective upon the sale of Arby’s, the agreement for such management services was terminated.

As a result of the sale of Arby’s, Arby’s and its affiliates are no longer considered related parties. Prior to the sale, the transactions between Arby’s and its non-consolidated affiliates were not material.

(26) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of January 1, 2012, the Companies had reserves for continuing operations for all of its legal and environmental matters aggregating $2,165. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s completed the initial public offering of THI in March, 2006 and the spin-off of THI in September, 2006. In connection with the initial public offering, Wendy’s and THI entered into a tax sharing agreement that governed the rights and responsibilities of the parties with respect to taxes for periods up to the date of the spin-off, including the allocation of tax attributes between the parties. In 2007, Wendy’s asserted a claim against THI for approximately $1,000 for a tax claim related to a competent authority adjustment. THI has disputed this claim. In addition, THI has asserted claims for damages related to foreign tax credits THI allegedly should have received in the spin-off in the aggregate amount of Canadian dollars $29,000. Wendy’s has disputed and continues to dispute these claims. In 2011, THI invoked the dispute resolution provision of the tax sharing agreement, which calls for binding mandatory arbitration. In February, 2012, THI submitted a notice of claim, which makes the same claims THI has asserted under the tax sharing agreement, to Wendy’s under the master separation agreement between Wendy’s and THI that was executed contemporaneously with the tax sharing agreement. The dispute resolution provision of the master separation agreement calls for good faith negotiations between the parties, followed by non-binding mediation. Either party can bring suit if no resolution is reached following mediation. The parties are still in discussions but it no longer appears likely that a resolution will be reached without the involvement of a neutral third party. We cannot estimate a range of possible loss, if any, for this matter at this time since, among other things, it is still in a preliminary stage, no arbitrator or other neutral third party has been selected by the parties, various motions have yet to be submitted, no discovery has occurred and significant factual and legal issues are unresolved. Wendy’s intends to vigorously assert its claim and defend against the THI claims.

(27) Advertising Costs and Funds

We currently participate in two national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both company-owned and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, company-owned and franchised restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and related liabilities of the Advertising Funds at January 1, 2012 and January 2, 2011 are as follows:

	Year End
	2011	2010
Cash and cash equivalents	$26,715	$23,102
Accounts and notes receivable	36,510	42,672
Other assets	6,447	10,779
Total assets	$69,672	$76,553

Accounts payable	$2,081	$3,724
Accrued expenses and other current liabilities	73,886	76,897
Member's deficit	(6,295)	(4,068)
Total liabilities and deficit	$69,672	$76,553

Our advertising expenses in 2011, 2010 and 2009 totaled $106,658, $99,023 and $99,030, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(28) Geographic Information

The table below presents revenues and long-lived asset information by geographic area. The table below does not include Arby’s revenues for all periods presented as Arby’s operations have been included as discontinued operations as a result of its sale. We elected not to reclassify Arby’s long-lived assets to discontinued operations in our consolidated balance sheets as of January 2, 2011; accordingly, they are included in the 2010 and 2009 long-lived asset information below.

	U.S.	Canada	Other International	Total
2011
Revenues:
Wendy’s restaurants	$2,161,382	$254,683	$15,394	$2,431,459
Corporate eliminations	(101)	—	—	(101)
Consolidated revenue	$2,161,281	$254,683	$15,394	$2,431,358

Long-lived assets:
Wendy’s restaurants	$1,120,361	$59,379	$25	$1,179,765
Wendy’s Restaurants corporate	12,431	—	—	12,431
Wendy’s Restaurants	1,132,792	59,379	25	1,192,196
Corporate	4	—	—	4
The Wendy’s Company	$1,132,796	$59,379	$25	$1,192,200

2010
Revenues:
Wendy’s restaurants	$2,117,062	$244,654	$13,785	$2,375,501
Corporate eliminations	(62)	—	—	(62)
Consolidated revenue	$2,117,000	$244,654	$13,785	$2,375,439

Long-lived assets:
Wendy’s restaurants	$1,084,516	$61,172	$19	$1,145,707
Arby’s restaurants	382,392	6	—	382,398
Wendy’s Restaurants corporate	13,748	—	—	13,748
Wendy’s Restaurants	1,480,656	61,178	19	1,541,853
Corporate	9,408	—	—	9,408
The Wendy’s Company	$1,490,064	$61,178	$19	$1,551,261

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	U.S.	Canada	Other International	Total
2009
Revenues:
Wendy’s restaurants	$2,190,003	$233,359	$13,733	$2,437,095
Consolidated revenue	$2,190,003	$233,359	$13,733	$2,437,095

Long-lived assets:
Wendy’s restaurants	$1,114,057	$63,393	$32	$1,177,482
Arby’s restaurants	419,748	7	—	419,755
Wendy’s Restaurants corporate	10,621	—	—	10,621
Wendy’s Restaurants	1,544,426	63,400	32	1,607,858
Corporate	11,390	—	—	11,390
The Wendy’s Company	$1,555,816	$63,400	$32	$1,619,248

(29) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2011 and 2010. The Companies report on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Companies’ fiscal quarters in 2011 and 2010 contained 13 weeks. As discussed in Note 2, on July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s. Arby’s results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations.

(The Wendy’s Company)

	2011 Quarter Ended
	April 3 (a)	July 3 (a)	October 2 (a)	January 1, 2012 (a)
Revenues	$582,465	$622,459	$611,416	$615,018
Cost of sales	438,871	464,798	458,000	454,440
Operating profit	28,017	47,434	32,390	29,280
(Loss) income from continuing operations	(296)	11,374	2,544	4,290
Loss from discontinued operations	(1,113)	(108)	(6,510)	(306)
Net (loss) income	(1,409)	11,266	(3,966)	3,984
Basic and diluted income (loss) per share (b):
Continuing operations	$.00	$.03	$.01	$.01
Discontinued operations	.00	.00	(.02)	.00
Net (loss) income	$.00	$.03	$(.01)	$.01

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2010 Quarter Ended
	April 4	July 4 (c)	October 3 (d)	January 2, 2011 (d)
Revenues	$584,714	$607,434	$600,708	$582,583
Cost of sales	431,337	442,314	451,319	431,984
Operating profit	37,661	58,947	20,290	33,547
Income (loss) from continuing operations	7,311	5,442	(757)	6,115
(Loss) income from discontinued operations	(10,711)	5,300	(152)	(16,873)
Net (loss) income	(3,400)	10,742	(909)	(10,758)
Basic and diluted income (loss) per share (b):
Continuing operations	$.02	$.02	$.00	$.01
Discontinued operations	(.03)	.01	.00	(.04)
Net (loss) income	$(.01)	$.03	$.00	$(.03)

(Wendy’s Restaurants)

	2011 Quarter Ended
	April 3 (a)	July 3 (a)	October 2 (a)	January 1, 2012 (a)
Revenues	$582,465	$622,459	$611,416	$615,018
Cost of sales	438,871	464,798	458,000	454,440
Operating profit	31,888	49,641	35,993	32,370
Income from continuing operations	2,138	12,997	4,910	925
Loss from discontinued operations	(1,113)	(108)	(6,510)	(306)
Net income (loss)	$1,025	$12,889	$(1,600)	$619

	2010 Quarter Ended
	April 4	July 4	October 3 (d)	January 2, 2011 (d)
Revenues	$584,714	$607,434	$600,708	$582,583
Cost of sales	431,337	442,314	451,319	431,984
Operating profit	39,582	61,372	22,381	37,022
Income from continuing operations	8,151	4,075	509	7,063
(Loss) income from discontinued operations	(10,711)	5,300	(152)	(16,873)
Net (loss) income	$(2,560)	$9,375	$357	$(9,810)
_____________________

(a)
The operating profit was materially affected by transaction related and other costs in each of the 2011 quarters and impairment of long-lived assets in the first and fourth quarters of 2011. The impact of transaction related and other costs on net income (loss) for the first, second, third and fourth quarters of 2011 was $799, $2,933, $14,732 and $9,279, respectively, after income tax benefits of $480, $1,759, $8,839 and $5,656, respectively. The impact of the impairment of long-lived assets on net income for the first and fourth quarters of 2011 was $4,865 and $2,847, respectively, after income tax benefits of $3,032 and $1,774, respectively. In addition, The Wendy’s Company incurred transaction related and other costs in the first, second, third and fourth quarters of 2011 of $379, $216, $167 and $9, respectively, net of income tax benefits of $226, $131, $101 and $5, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
Basic and diluted income (loss) per share are being presented together since diluted income (loss) per share was the same as basic income (loss) per share for all periods presented. See Note 5 for additional information.

(c)	Net income for The Wendy’s Company was affected by income recognized in the second quarter of 2010 on the repayment and cancellation of the DFR Notes of $3,044, after income tax expense of $1,865.

(d)
The operating profit was materially affected by impairment of long-lived assets in the third and fourth quarters of 2010. The impact of the impairment of long-lived assets on net income (loss) for the third and fourth quarters of 2010 was $12,908 and $3,037, respectively, after income tax benefits of $8,013 and $1,886, respectively.

(30) Guarantor/Non-Guarantor

(Wendy’s Restaurants)

Wendy’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under, the Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect 100% owned subsidiary of Wendy’s Restaurants and each has fully and unconditionally guaranteed the Senior Notes on a joint and several basis.

As a result of the closing of the sale of Arby’s on July 4, 2011 as described in Note 2, Arby’s and its subsidiaries are no longer guaranteeing subsidiaries of the amounts outstanding under the Senior Notes. Accordingly, the condensed consolidating financial statements presented below have been retroactively revised to reflect Arby’s and its subsidiaries as non-guarantors for all periods presented. Information related to Arby’s has been reflected as discontinued operations in the condensed consolidating statements of operations for the period from January 3, 2011 through July 3, 2011 and the years ended January 2, 2011 and January 3, 2010. Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the years ended January 2, 2011 and January 3, 2010) have been included in, and not separately reported from, all our cash flows.

The following are included in the presentation of our: (1) Condensed Consolidating Balance Sheets as of January 1, 2012 and January 2, 2011, (2) Condensed Consolidating Statements of Operations for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, and (3) Condensed Consolidating Statements of Cash Flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 to reflect:

(a)Wendy’s Restaurants (the “Parent”);
(b)the Senior Notes guarantor subsidiaries as a group;
(c)the Senior Notes non-guarantor subsidiaries as a group;
(d)elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e)Wendy’s Restaurants on a consolidated basis.

Substantially all of our domestic restricted subsidiaries are guarantors of the Senior Notes. Certain of our subsidiaries, including our foreign subsidiaries and national advertising funds, do not guarantee the Senior Notes.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the equity method. The elimination entries are principally necessary to eliminate intercompany balances and transactions.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$174,638	$128,818	$43,192	$—	$346,648
Accounts and notes receivable	2,682	59,137	5,634	—	67,453
Inventories	—	11,766	1,137	—	12,903
Prepaid expenses and other current assets	5,446	11,732	1,230	—	18,408
Deferred income tax benefit	59,737	34,226	1,000	—	94,963
Advertising funds restricted assets	—	—	69,672	—	69,672
Total current assets	242,503	245,679	121,865	—	610,047
Properties	12,431	1,120,383	59,382	—	1,192,196
Goodwill	—	828,411	145,133	(97,836)	875,708
Other intangible assets	18,011	1,262,070	24,207	—	1,304,288
Investments	19,000	—	95,651	—	114,651
Deferred costs and other assets	26,446	40,131	250	—	66,827
Net investment in subsidiaries	2,253,006	348,931	—	(2,601,937)	—
Deferred income tax benefit	29,269	—	—	(29,269)	—
Due from affiliate	295,080	—	—	(295,080)	—
Total assets	$2,895,746	$3,845,605	$446,488	$(3,024,122)	$4,163,717

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$3,952	$923	$262	$—	$5,137
Accounts payable	9,215	64,251	7,520	—	80,986
Accrued expenses and other current liabilities	62,209	137,105	12,836	—	212,150
Advertising funds restricted liabilities	—	—	69,672	—	69,672
Total current liabilities	75,376	202,279	90,290	—	367,945
Long-term debt	1,017,401	319,643	3,515	—	1,340,559
Due to affiliates	—	308,654	1,794	(295,080)	15,368
Deferred income	—	6,132	391	—	6,523
Deferred income taxes	—	551,579	15,379	(29,269)	537,689
Other liabilities	3,305	84,647	8,017	—	95,969
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	—	—	—	—	—
Other capital	2,440,130	2,168,046	332,707	(2,500,753)	2,440,130
(Accumulated deficit) retained earnings	(486,567)	358,524	(6,706)	(351,818)	(486,567)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	1,101	1,101	1,101	(2,202)	1,101
Total invested equity	1,799,664	2,372,671	327,102	(2,699,773)	1,799,664
Total liabilities and invested equity	$2,895,746	$3,845,605	$446,488	$(3,024,122)	$4,163,717

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended January 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$1,891,033	$235,598	$(87)	$2,126,544
Franchise revenues	—	285,743	19,085	(14)	304,814
	—	2,176,776	254,683	(101)	2,431,358

Costs and expenses:
Cost of sales	—	1,608,896	207,213	—	1,816,109
General and administrative	—	248,793	32,798	—	281,591
Depreciation and amortization	10,629	100,994	10,742	—	122,365
Impairment of long-lived assets	—	12,346	537	—	12,883
Transaction related and other costs	38,349	6,128	—	—	44,477
Other operating expense (income), net	1,005	10,971	(7,935)	—	4,041
	49,983	1,988,128	243,355	—	2,281,466
Operating (loss) profit	(49,983)	188,648	11,328	(101)	149,892
Interest expense	(89,999)	(22,734)	(510)	—	(113,243)
Other income (expense), net	282	17,282	(16,621)	—	943
Equity in income (loss) of subsidiaries	106,218	(9,211)	—	(97,007)	—
(Loss) income from continuing operations before income taxes	(33,482)	173,985	(5,803)	(97,108)	37,592
Benefit from (provision for) income taxes	55,214	(68,428)	(3,408)	—	(16,622)
Income (loss) from continuing operations	21,732	105,557	(9,211)	(97,108)	20,970
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	661	101	762
Loss on disposal of discontinued operations, net of income taxes	(8,799)	—	—	—	(8,799)
(Loss) income from discontinued operations, net of income taxes	(8,799)	—	661	101	(8,037)
Net income (loss)	$12,933	$105,557	$(8,550)	$(97,007)	$12,933

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$1,853,269	$225,837	$(25)	$2,079,081
Franchise revenues	—	277,496	18,899	(37)	296,358
	—	2,130,765	244,736	(62)	2,375,439

Costs and expenses:
Cost of sales	—	1,562,141	194,813	—	1,756,954
General and administrative	—	258,289	45,035	—	303,324
Depreciation and amortization	11,920	102,148	10,916	—	124,984
Impairment of long-lived assets	—	22,458	3,868	—	26,326
Other operating expense (income), net	—	10,887	(7,393)	—	3,494
	11,920	1,955,923	247,239	—	2,215,082
Operating (loss) profit	(11,920)	174,842	(2,503)	(62)	160,357
Interest expense	(78,737)	(29,044)	(9,568)	—	(117,349)
Loss on early extinguishment of debt	—	(20,430)	(5,767)	—	(26,197)
Other income (expense), net	158	16,051	(14,892)	—	1,317
Equity in income (loss) of subsidiaries	19,446	(50,152)	—	30,706	—
(Loss) income from continuing operations before income taxes	(71,053)	91,267	(32,730)	30,644	18,128
Benefit from (provision for) income taxes	68,415	(49,323)	(17,422)	—	1,670
(Loss) income from continuing operations	(2,638)	41,944	(50,152)	30,644	19,798
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(22,492)	56	(22,436)
Net (loss) income	$(2,638)	$41,944	$(72,644)	$30,700	$(2,638)

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Sales	$—	$1,918,781	$215,461	$—	$2,134,242
Franchise revenues	—	284,955	17,898	—	302,853
	—	2,203,736	233,359	—	2,437,095

Costs and expenses:
Cost of sales	—	1,619,733	192,319	—	1,812,052
General and administrative	—	290,755	52,366	—	343,121
Depreciation and amortization	4,270	117,824	10,224	—	132,318
Impairment of long-lived assets	—	23,443	—	—	23,443
Merger restructuring	4,283	3,402	403	—	8,088
Other operating expense (income), net	—	10,201	(7,748)	—	2,453
	8,553	2,065,358	247,564	—	2,321,475
Operating (loss) profit	(8,553)	138,378	(14,205)	—	115,620
Interest expense	(32,064)	(42,323)	(31,175)	—	(105,562)
Other income (expense), net	24	10,411	(15,035)	—	(4,600)
Equity in loss of subsidiaries	(52,890)	(125,862)	—	178,752	—
(Loss) income from continuing operations before income taxes	(93,483)	(19,396)	(60,415)	178,752	5,458
Benefit from (provision for) income taxes	103,132	(31,632)	(65,447)	—	6,053
Income (loss) from continuing operations	9,649	(51,028)	(125,862)	178,752	11,511
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(1,862)	—	(1,862)
Net income (loss)	$9,649	$(51,028)	$(127,724)	$178,752	$9,649

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$12,933	$105,557	$(8,550)	$(97,007)	$12,933
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss from operations of subsidiaries	(106,218)	9,211	—	97,007	—
Depreciation and amortization	10,826	100,994	32,855	—	144,675
Share-based compensation provision	9,301	6,694	672	—	16,667
Distributions received from joint venture	—	—	14,942	—	14,942
Impairment of long-lived assets	—	12,346	2,095	—	14,441
Deferred income tax provision (benefit), net	11,307	852	(441)	—	11,718
Loss on disposal of Arby’s	8,799	—	—	—	8,799
Accretion of long-term debt	2,102	5,854	164	—	8,120
Non-cash rent expense (credit)	—	7,892	(341)	—	7,551
Net (recognition) receipt of deferred vendor incentives	—	(17)	7,087	—	7,070
Write-off and amortization of deferred financing costs	6,204	—	—	—	6,204
Tax sharing (receivable from) payable to affiliate, net	(66,808)	69,245	—	—	2,437
Provision for doubtful accounts	—	113	2,321	—	2,434
Tax sharing receipt from (payment to) affiliate, net	52,000	(52,000)	—	—	—
Other operating transactions with affiliates	78,148	(28,885)	(55,294)	—	(6,031)
Equity in earnings in joint ventures, net	—	—	(9,465)	—	(9,465)
Tax sharing payment to The Wendy’s Company	(13,078)	—	—	—	(13,078)
Other, net	(1,794)	3,806	(1,678)	—	334
Changes in operating assets and liabilities:
Accounts and notes receivable	22	1,152	(4,074)	—	(2,900)
Inventories	(6)	856	(1,367)	—	(517)
Prepaid expenses and other current assets	(2,715)	(1,953)	(3,193)	—	(7,861)
Accounts payable	3,554	3,069	4,463	—	11,086
Accrued expenses and other current liabilities	15,802	1,003	(1,259)	—	15,546
Net cash provided by (used in) operating activities	20,379	245,789	(21,063)	—	245,105
Cash flows from investing activities:
Capital expenditures	(9,742)	(119,827)	(17,194)	—	(146,763)
Restaurant acquisitions	—	(11,210)	—	—	(11,210)
Franchise incentive loans	—	(4,003)	—	—	(4,003)
Investment in joint venture	—	(1,183)	—	—	(1,183)
Proceeds from sale of Arby’s, net of Arby’s cash	105,001	—	(7,076)	—	97,925
Proceeds from other dispositions	11	6,113	836	—	6,960
Other, net	—	—	(265)	—	(265)
Net cash provided by (used in) investing activities	95,270	(130,110)	(23,699)	—	(58,539)
Cash flows from financing activities:
Repayments of long-term debt	(30,309)	(671)	(6,354)	—	(37,334)
Capital contribution from Parent	(30,000)	—	30,000	—	—
Dividend paid to Parent	40,000	(40,000)	—	—	—
Deferred financing costs	(57)	—	—	—	(57)
Net cash (used in) provided by financing activities	(20,366)	(40,671)	23,646	—	(37,391)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	95,283	75,008	(21,116)	—	149,175
Effect of exchange rate changes on cash	—	—	(1,213)	—	(1,213)
Net increase (decrease) in cash and cash equivalents	95,283	75,008	(22,329)	—	147,962
Cash and cash equivalents at beginning of period	79,355	53,810	65,521	—	198,686
Cash and cash equivalents at end of period	$174,638	$128,818	$43,192	$—	$346,648

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 2, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2,638)	$41,944	$(72,644)	$30,700	$(2,638)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (income) loss from operations of subsidiaries	(19,446)	50,152	—	(30,706)	—
Depreciation and amortization	11,920	102,148	66,242	—	180,310
Impairment of long-lived assets	—	22,458	47,019	—	69,477
Accretion of long-term debt	1,705	13,022	289	—	15,016
Distributions received from joint venture	—	—	13,980	—	13,980
Share-based compensation provision	3,951	5,624	3,215	—	12,790
Write-off and amortization of deferred financing costs	4,518	—	7,245	—	11,763
Provision for doubtful accounts	—	1,703	7,991	—	9,694
Non-cash rent expense (credit)	—	9,375	(41)	—	9,334
Tax sharing (receivable from) payable to affiliate, net	(49,736)	50,788	—	—	1,052
Tax sharing receipt from (payment to) affiliate, net	56,000	(56,000)	—	—	—
Net (recognition) receipt of deferred vendor incentives	—	(1,495)	908	—	(587)
Other operating transactions with affiliates	(20,370)	(55,099)	67,437	—	(8,032)
Equity in earnings in joint venture	—	—	(9,459)	—	(9,459)
Deferred income tax benefit, net	(18,351)	(5,308)	(2,093)	—	(25,752)
Other, net	2,406	4,792	(7,708)	6	(504)
Changes in operating assets and liabilities net:
Accounts and notes receivable	(61)	4,724	(8,856)	—	(4,193)
Inventories	—	(503)	897	—	394
Prepaid expenses and other current assets	1,017	(2,148)	1,886	—	755
Accounts payable	2,341	(9,270)	(7,255)	—	(14,184)
Accrued expenses and other current liabilities	(3,808)	(30,727)	6,573	—	(27,962)
Net cash (used in) provided by operating activities	(30,552)	146,180	115,626	—	231,254
Cash flows from investing activities:
Capital expenditures	(17,075)	(66,817)	(64,077)	—	(147,969)
Cost of acquisitions, less cash acquired	—	(3,123)	—	—	(3,123)
Proceeds from dispositions	—	3,405	2,255	—	5,660
Other, net	—	—	1,263	—	1,263
Net cash used in investing activities	(17,075)	(66,535)	(60,559)	—	(144,169)
Cash flows from financing activities:
Proceeds from long-term debt	497,500	—	161	—	497,661
Repayments of long-term debt	(2,716)	(200,708)	(263,037)	—	(466,461)
Dividends paid to The Wendy’s Company	(443,700)	—	—	—	(443,700)
Deferred financing costs	(16,353)	—	—	—	(16,353)
Dividends paid to Parent	375,000	(361,000)	(14,000)	—	—
Capital contributions from Parent	(520,335)	260,766	259,569	—	—
Redemption of preferred stock	—	19,877	(19,877)	—	—
Other, net	(21)	—	—	—	(21)
Net cash used in financing activities	(110,625)	(281,065)	(37,184)	—	(428,874)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(158,252)	(201,420)	17,883	—	(341,789)
Effect of exchange rate changes on cash	—	—	1,611	—	1,611
Net (decrease) increase in cash and cash equivalents	(158,252)	(201,420)	19,494	—	(340,178)
Cash and cash equivalents at beginning of period	237,607	255,230	46,027	—	538,864
Cash and cash equivalents at end of period	$79,355	$53,810	$65,521	$—	$198,686

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,649	$(51,028)	$(127,724)	$178,752	$9,649
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in loss from operations of subsidiaries	52,890	125,862	—	(178,752)	—
Depreciation and amortization	4,270	117,824	66,412	—	188,506
Impairment of long-lived assets	—	23,443	56,513	—	79,956
Tax sharing (receivable from) payable to affiliate, net	(9,648)	53,923	(3,862)	—	40,413
Write-off and amortization of deferred financing costs	1,632	4,600	9,564	—	15,796
Distributions received from joint venture	—	—	14,583	—	14,583
Other operating transactions with affiliates	(33,506)	15,848	31,772	—	14,114
Share-based compensation provision	3,550	6,648	3,372	—	13,570
Non-cash rent expense	—	10,685	1,933	—	12,618
Accretion of long-term debt	718	9,395	287	—	10,400
Provision for doubtful accounts	—	868	7,301	—	8,169
Net receipt (recognition) of deferred vendor incentives	—	524	(1,315)	—	(791)
Equity in earnings in joint venture	—	—	(8,499)	—	(8,499)
Tax sharing payment to affiliate, net	—	(10,417)	—	—	(10,417)
Deferred income tax (benefit) provision, net	(94,686)	(48,238)	74,383	—	(68,541)
Other, net	(559)	10,110	(3,998)	—	5,553
Changes in operating assets and liabilities net:
Accounts and notes receivable	(29)	2,787	(10,437)	—	(7,679)
Inventories	—	517	1,362	—	1,879
Prepaid expenses and other current assets	(4,918)	5,597	442	—	1,121
Accounts payable	1,794	(43,205)	(11,149)	—	(52,560)
Accrued expenses and other current liabilities	41,301	41,730	(29,241)	—	53,790
Net cash (used in) provided by operating activities	(27,542)	277,473	71,699	—	321,630
Cash flows from investing activities:
Capital expenditures	(17,113)	(50,812)	(33,989)	—	(101,914)
Cost of acquisitions, less cash acquired	—	(664)	(1,693)	—	(2,357)
Proceeds from dispositions	—	9,785	1,097	—	10,882
Other, net	—	(456)	648	—	192
Net cash used in investing activities	(17,113)	(42,147)	(33,937)	—	(93,197)
Cash flows from financing activities:
Proceeds from long-term debt	551,061	26,550	29,896	—	607,507
Repayments of long-term debt	(52)	(39,107)	(170,323)	—	(209,482)
Dividends paid to The Wendy’s Company	(115,000)	—	—	—	(115,000)
Capital contributions from Parent	(132,500)	—	132,500	—	—
Other, net	(21,247)	(3,951)	(13,201)	—	(38,399)
Net cash provided by (used in) financing activities	282,262	(16,508)	(21,128)	—	244,626
Net cash provided by operations before effect of exchange rate changes on cash	237,607	218,818	16,634	—	473,059
Effect of exchange rate changes on cash	—	—	2,725	—	2,725
Net increase in cash and cash equivalents	237,607	218,818	19,359	—	475,784
Cash and cash equivalents at beginning of period	—	36,412	26,668	—	63,080
Cash and cash equivalents at end of period	$237,607	$255,230	$46,027	$—	$538,864

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of The Wendy’s Company and Wendy’s Restaurants, under the supervision and with the participation of their Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 1, 2012. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2012, the disclosure controls and procedures of The Wendy’s Company and Wendy’s Restaurants were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by each company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by each company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of The Wendy’s Company and Wendy’s Restaurants is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  The management of The Wendy’s Company and Wendy’s Restaurants, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting for The Wendy’s Company and Wendy’s Restaurants as of January 1, 2012. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for The Wendy’s Company and Wendy’s Restaurants, the management of each company believes that as of January 1, 2012, internal control over financial reporting of The Wendy’s Company and Wendy’s Restaurants were effective.

(The Wendy’s Company)

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 29, 2012 on The Wendy’s Company internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of The Wendy’s Company and Wendy’s Restaurants during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Atlanta, Georgia

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of January 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2012 and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2012

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

(The Wendy’s Company)

The information required for The Wendy’s Company by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2012 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

(Wendy’s Restaurants)
The following is a description of the fees billed to Wendy’s Restaurants and paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates during the fiscal years ended January 1, 2012 and January 2, 2011:
Audit Fees: Audit fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates in connection with their audit of Wendy’s Restaurants’ annual financial statements, their review of Wendy’s Restaurants’ interim financial statements included in their Quarterly Reports on Form 10-Q, and for services that are normally provided by them in connection with statutory and regulatory filings or engagements were incurred and paid by The Wendy’s Company in both fiscal 2011 and 2010.
Audit-Related Fees: The aggregate fees paid by Wendy’s Restaurants to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for assurance and related services that are reasonably related to the performance of the audit or review of Wendy’s Restaurants’ financial statements and are not reported under the “Audit Fees” above were $0.2 million for fiscal 2011 (principally for work related to the sale of Arby’s) and $0.1 million for fiscal 2010 (principally for work related to Wendy’s Restaurants’ employee benefit plans).
Tax Fees: The aggregate fees paid by Wendy’s Restaurants to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for tax compliance, tax advice and tax planning were $46 thousand for fiscal 2011 and $0.3 million for fiscal 2010 (principally for income tax services and research, advice and consultation regarding tax-related matters in both fiscal years).
All Other Fees: Fees paid by Wendy’s Restaurants to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for all other products and services provided to Wendy’s Restaurants and not reported under the three prior headings were $0.9 million for fiscal 2011 (principally for work related to the sale of Arby’s) and $2 thousand for fiscal 2010.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a pre-approval policy that provides that Wendy’s Restaurants’ independent registered public accounting firm may provide only those services that are pre-approved by the Audit Committee. The Audit Committee must also pre-approve any services provided to Wendy’s Restaurants or any subsidiary by any separate firm that audits the financial statements of any subsidiary if Wendy’s Restaurants’ independent registered public accounting firm expressly relies on the audit report of such separate firm in its own report on Wendy’s Restaurants’ financial statements. In general, predictable and recurring covered services may be approved by the Audit Committee (and not any delegate of the committee) on an annual basis. Pre-approval in such circumstances will generally be by reference to classes of covered service, provided that the pre-approval is sufficiently detailed to identify the scope of service to be provided. The policy includes a list of covered services that may be pre-approved, by class, on an annual basis. Any engagement of the independent registered public accounting firm to perform a pre-approved non-audit service is to be reported by management to the Audit Committee at its next scheduled meeting following the engagement of the independent registered public accounting firm for such service.

Services proposed to be provided by the independent registered public accounting firm that have not been pre-approved, by class, and the fees for such proposed services must be pre-approved on an individual basis by the Audit Committee or its delegate. The total payments that may be made with respect to covered services that constitute “Tax Fees” and “All Other Fees” (as shown above) that have been pre-approved by class may not exceed $0.2 million per year. Once such amount has been expended in any year, any additional services (including any additional payments for services in a pre-approved class of “Tax” or “Other” services) that constitute “Tax” or “Other” services must be pre-approved on an individual basis unless otherwise authorized by the Audit Committee (or its delegate(s)).
The Audit Committee may delegate to one or more of its members the authority to grant specific pre-approvals under its policy with respect to audit, review, attest and permitted non-audit services (subject to the limitation on “Tax” and “Other” services noted above), provided that the aggregate estimated fees for the current and all future periods in which the service is to be rendered will not exceed $0.1 million and that the aggregate estimated fees of all covered services approved by the delegate(s) during any fiscal year may not exceed $1.0 million. Any pre-approval granted by a delegate(s) is to be reported to the full Audit Committee no later than its next scheduled meeting.
None of the non-audit services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates in 2011 were approved under the Securities and Exchange Commission’s de minimis exception to audit committee approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements

See Index to Financial Statements (Item 8).

2.	Financial Statement Schedules:

Schedule I - Condensed Balance Sheets (Parent Company Only) - as of January 1, 2012 and January 2, 2011; Condensed Statements of Operations (Parent Company Only) - for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010; Condensed Statements of Cash Flows (Parent Company Only) - for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010.

All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of The Wendy’s Company at One Dave Thomas Boulevard, Dublin, Ohio 43017. Exhibits that are incorporated by reference to documents filed previously by The Wendy’s Company under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 001-02207, File No. 333-161613 for documents filed by Wendy’s Restaurants or File No. 001-08116 for documents filed by Wendy’s International, Inc. Exhibits listed below are exhibits of both The Wendy’s Company and Wendy’s Restaurants unless otherwise noted.

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

2.4
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

EXHIBIT NO.	DESCRIPTION
4.5
Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Wendy’s/Arby’s Restaurants Form 10-Q for the quarter ended April 4, 2010 (SEC file no. 333-161613).

4.6
Supplemental Indenture, dated as of December 3, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.6 to the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-K for the year ended January 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

4.7	Supplemental Indenture, dated as of January 25, 2012, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee.*
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

10.3
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

10.5
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

10.7
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.8
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.9	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.11
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.15
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.16	Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **

EXHIBIT NO.	DESCRIPTION
10.17	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 001-02207).**
10.18
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on June 1, 2005 (SEC file no. 001-02207).**

10.19
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on June 6, 2007 (SEC file no. 001-02207).**

10.20
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.21
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.22
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.23
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.24
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.25
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

10.27
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.28
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.29
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.30
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.31
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.32
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.33
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.34
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

EXHIBIT NO.	DESCRIPTION
10.35
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

10.36
Amendment No. 2 and Waiver, dated as of October 28, 2012, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

10.37
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 25, 2010 (SEC file no. 001-02207).

10.38
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.39
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.40
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.41
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.42
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.43
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.44
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.45
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.46
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.47
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.48
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.49
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.50
Acknowledgement letter dated as of March 31, 2011 from Wendy’s/Arby’s Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.3 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.51
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207). (The Wendy’s Company only.)

EXHIBIT NO.	DESCRIPTION
10.52
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.53
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.54
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.55
First Amendment to Agreement of Sublease between Wendy’s/Arby’s Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.10 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.56
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.57
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.58
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.59
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.60
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.61
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.62
Agreement dated November 5, 2008 by and between Wendy’s/Arby’s Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.63
Amendment No. 1 to Agreement, dated as of April 1, 2009, among Wendy’s/Arby’s Group, Inc., Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on April 2, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.64
Agreement dated December 1, 2011 by and between The Wendy’s Company and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners GP, L.P., Trian Fund Management, L.P., the general partner of which is Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, who, together with Nelson Peltz and Peter W. May, are the controlling members of Trian GP, Trian Partners Strategic Investment Fund, L.P. and Trian Partners Strategic Investment Fund-A, L.P., incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on December 2, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.65
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K filed on July 25, 2008 (SEC file no. 001-02207).**

10.66
Amended and Restated Letter Agreement dated as of December 18, 2008 between Thomas A. Garrett and Arby’s Restaurant Group, Inc., incorporated herein by reference to Exhibit 99.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.67
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.68
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.69
Letter Agreement dated as of March 22, 2011, between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.5 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.73
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.74
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 14, 2010 (SEC file no. 001-02207).**

10.75	Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker.* **
10.76	Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten.* **
10.77
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.78
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.79	Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop.* **
10.80
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.81
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.82
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.83
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.84
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.85
Tax Sharing Agreement, dated as of May 26, 2009, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto, incorporated by reference to Exhibit 10.40 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613). (Wendy’s Restaurants, LLC only.)

10.86	Tax Sharing Agreement, dated as of December 20, 2010, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto. * (Wendy’s Restaurants, LLC only.)
10.87	Amendment No. 1 to Tax Sharing Agreement, dated as of July 4, 2011, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto. * (Wendy’s Restaurants, LLC only.)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

EXHIBIT NO.	DESCRIPTION
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership.*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: March 1, 2012	By: /s/ EMIL J. BROLICK
Emil J. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ EMIL J. BROLICK	President, Chief Executive Officer and Director
(Emil J. Brolick)	(Principal Executive Officer)
/s/ STEPHEN E. HARE	Senior Vice President and Chief Financial Officer
(Stephen E. Hare)	(Principal Financial Officer)
/s/ STEVEN B. GRAHAM	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ CHIVE CHAJET	Director
(Clive Chajet)
/s/ EDWARD P. GARDEN	Director
(Edward P. Garden)
/s/ JANET HILL	Director
(Janet Hill)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ J. RANDOLPH LEWIS	Director
(J. Randolph Lewis)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ DAVID E. SCHWAB II	Director
(David E. Schwab II)
/s/ ROLAND C. SMITH	Director
(Roland C. Smith)
/s/ RAYMOND S. TROUBH	Director
(Raymond S. Troubh)
/s/ JACK G. WASSERMAN	Director
(Jack G. Wasserman)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S RESTAURANTS, LLC (Registrant)
Date: March 1, 2012	By: /s/ EMIL J. BROLICK
Emil J. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ EMIL J. BROLICK	President, Chief Executive Officer and Manager
(Emil J. Brolick)	(Principal Executive Officer)
/s/ STEPHEN E. HARE	Senior Vice President, Chief Financial Officer, and
(Stephen E. Hare)	Manager (Principal Financial Officer)
/s/ STEVEN B. GRAHAM	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ DANA KLEIN	Manager
(Dana Klein)
/s/ JOSEPH A. LEVATO	Manager
(Joseph A. Levato)
/s/ PETER H. ROTHSCHILD	Manager
(Peter H. Rothschild)
/s/ DAVID E. SCHWAB II	Manager
(David E. Schwab II)
/s/ RAYMOND S. TROUBH	Manager
(Raymond S. Troubh)
/s/ JACK G. WASSERMAN	Manager
(Jack G. Wasserman)

SCHEDULE I

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In Thousands)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$128,441	$313,622
Amounts due from subsidiaries	86,965	75,456
Other current assets	9,876	1,250
Total current assets	225,282	390,328
Investments in consolidated subsidiaries	1,814,310	1,791,475
Properties	4	9,408
Deferred income tax benefit and other	64,088	64,985
Total assets	$2,103,684	$2,256,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to subsidiaries	$88,531	$63,019
Current portion of long-term debt (a)	1,460	1,368
Deferred income taxes and other current liabilities	2,456	11,813
Total current liabilities	92,447	76,200
Long-term debt (a)	9,843	11,303
Other liabilities	5,325	5,519
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,779,871	2,771,126
Accumulated deficit	(434,999)	(412,464)
Common stock held in treasury, at cost	(395,947)	(249,547)
Accumulated other comprehensive income	102	7,017
Total stockholders’ equity	1,996,069	2,163,174
Total liabilities and stockholders’ equity	$2,103,684	$2,256,196
_____________________

(a)	Consists of a 6.54% term loan on our owned aircraft in the amount of $11,303 and $12,671 at January 1, 2012 and January 2, 2011, respectively.

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Income:
Equity in income from continuing operations of subsidiaries	$21,115	$20,261	$10,832
Investment income	—	4,913	61
	21,115	25,174	10,893
Costs and expenses:
General and administrative	10,476	8,087	11,568
Depreciation and amortization	627	1,863	1,745
Transaction related and other costs	1,234	—	—
Merger restructuring	—	—	3,008
Other expense (income), net	960	(517)	(721)
	13,297	9,433	15,600
Income (loss) from continuing operations before income taxes	7,818	15,741	(4,707)
Benefit from income taxes	10,094	2,370	10,085
Income from continuing operations	17,912	18,111	5,378
Equity in loss from discontinued operations of subsidiaries	(8,037)	(22,436)	(316)
Net income (loss)	$9,875	$(4,325)	$5,062

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net income (loss)	$9,875	$(4,325)	$5,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries	(13,078)	2,175	(10,516)
Dividends from subsidiaries	—	443,700	115,000
Tax sharing payments received from subsidiaries	13,078	—	10,417
Other operating transactions with Wendy’s Restaurants, LLC	6,031	8,032	(14,114)
Share-based compensation provision	1,021	914	1,555
Depreciation and amortization	627	1,863	1,745
Income on collection of notes receivable	—	(4,909)	—
Tax sharing receivable from subsidiaries, net	(2,437)	(1,052)	(65,366)
Deferred income tax (benefit) provision, net	(10,094)	(4,027)	67,241
Other, net	(1,547)	8	(2,175)
Changes in assets and liabilities:
Other current assets	491	231	1,467
Other current liabilities	(2,332)	(4,033)	(8,951)
Net cash provided by operating activities	1,635	438,577	101,365
Cash flows from investing activities:
Net repayments from subsidiaries	377	987	31,901
Proceeds from repayment of notes receivable	—	30,752	—
Other, net	—	205	(443)
Net cash provided by investing activities	377	31,944	31,458
Cash flows from financing activities:
Repayments of long-term debt	(1,368)	(8,330)	(889)
Repurchases of common stock	(157,556)	(173,537)	(72,927)
Dividends paid	(32,366)	(27,621)	(27,976)
Proceeds from stock option exercises	6,359	1,444	1,715
Other, net	(2,262)	(828)	(7,633)
Net cash used in financing activities	(187,193)	(208,872)	(107,710)
Net (decrease) increase in cash and cash equivalents	(185,181)	261,649	25,113
Cash and cash equivalents at beginning of year	313,622	51,973	26,860
Cash and cash equivalents at end of year	$128,441	$313,622	$51,973

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

2.4
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

4.6
Supplemental Indenture, dated as of December 3, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.6 to the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-K for the year ended January 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

4.7	Supplemental Indenture, dated as of January 25, 2012, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as Trustee.*

EXHIBIT NO.	DESCRIPTION
10.1
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

10.3
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

10.5
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

10.7
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.8
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.9	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.11
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.15
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.16	Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.17	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 001-02207).**
10.18
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on June 1, 2005 (SEC file no. 001-02207).**

10.19
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on June 6, 2007 (SEC file no. 001-02207).**

10.20
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

EXHIBIT NO.	DESCRIPTION
10.21
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.22
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.23
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.24
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.25
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

10.27
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.28
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.29
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.30
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.31
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.32
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.33
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.34
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

10.36
Amendment No. 2 and Waiver, dated as of October 28, 2012, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

10.37
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 25, 2010 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.38
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.39
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.40
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.41
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.42
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.43
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.44
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.45
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.46
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.47
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.48
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.49
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.50
Acknowledgement letter dated as of March 31, 2011 from Wendy’s/Arby’s Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.3 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.51
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.52
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.53
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.54
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.55
First Amendment to Agreement of Sublease between Wendy’s/Arby’s Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.10 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207). (The Wendy’s Company only.)

EXHIBIT NO.	DESCRIPTION
10.56
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.57
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.58
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.59
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.60
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.61
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.62
Agreement dated November 5, 2008 by and between Wendy’s/Arby’s Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.63
Amendment No. 1 to Agreement, dated as of April 1, 2009, among Wendy’s/Arby’s Group, Inc., Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on April 2, 2009 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.64
Agreement dated December 1, 2011 by and between The Wendy’s Company and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners GP, L.P., Trian Fund Management, L.P., the general partner of which is Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, who, together with Nelson Peltz and Peter W. May, are the controlling members of Trian GP, Trian Partners Strategic Investment Fund, L.P. and Trian Partners Strategic Investment Fund-A, L.P., incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on December 2, 2011 (SEC file no. 001-02207). (The Wendy’s Company only.)

10.65
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K filed on July 25, 2008 (SEC file no. 001-02207).**

10.66
Amended and Restated Letter Agreement dated as of December 18, 2008 between Thomas A. Garrett and Arby’s Restaurant Group, Inc., incorporated herein by reference to Exhibit 99.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.67
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.68
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.69
Letter Agreement dated as of March 22, 2011, between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.5 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.73
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.74
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on May 14, 2010 (SEC file no. 001-02207).**

10.75	Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker.* **
10.76	Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten.* **
10.77
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.78
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.79	Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop.* **
10.80
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.81
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.82
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.83
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.84
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.85
Tax Sharing Agreement, dated as of May 26, 2009, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto, incorporated by reference to Exhibit 10.40 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613). (Wendy’s Restaurants, LLC only.)

10.86	Tax Sharing Agreement, dated as of December 20, 2010, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto. * (Wendy’s Restaurants, LLC only.)
10.87	Amendment No. 1 to Tax Sharing Agreement, dated as of July 4, 2011, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto. * (Wendy’s Restaurants, LLC only.)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership.*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***

EXHIBIT NO.	DESCRIPTION
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
_______________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

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