Form 10-Q
period 2012-04-01
Wendy's Co; Wendy's Restaurants, LLC
filed 2012-05-08
CIK 30697, 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012

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
Yes [ ] No [x]

There were 390,296,589 shares of The Wendy’s Company common stock outstanding as of May 1, 2012.

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

Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this Quarterly Report on Form 10-Q. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. In addition, separate financial statements for each company are included in Part I Item I, “Financial Statements.”

The principal subsidiaries of Wendy’s Restaurants for the periods covered in this Quarterly Report on Form 10-Q through July 3, 2011 were Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries and Arby’s Restaurant Group, Inc. (“Arby’s”) and its subsidiaries. On July 4, 2011, Wendy’s Restaurants sold 100% of the common stock of Arby’s for cash and an indirect 18.5% interest in Arby’s (see Note 2 - Discontinued Operations for additional information regarding the sale of Arby’s). As a result, substantially all of the continuing operating results of The Wendy’s Company are now derived from the operating results of Wendy’s and its subsidiaries.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 1, 2012	January 1, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$418,410	$475,231
Accounts and notes receivable	72,074	68,349
Inventories	12,004	12,903
Prepaid expenses and other current assets	42,447	27,397
Deferred income tax benefit	91,689	93,384
Advertising funds restricted assets	77,289	69,672
Total current assets	713,913	746,936
Properties	1,195,107	1,192,200
Goodwill	872,032	870,431
Other intangible assets	1,299,480	1,304,288
Investments	118,969	119,271
Deferred costs and other assets	66,603	67,542
Total assets	$4,266,104	$4,300,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,705	$6,597
Accounts payable	54,007	81,301
Accrued expenses and other current liabilities	184,560	210,698
Advertising funds restricted liabilities	77,289	69,672
Total current liabilities	323,561	368,268
Long-term debt	1,344,687	1,350,402
Deferred income	6,007	6,523
Deferred income taxes	475,908	470,521
Other liabilities	108,600	108,885
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,779,947	2,779,871
Accumulated deficit	(430,457)	(434,999)
Common stock held in treasury, at cost	(393,818)	(395,947)
Accumulated other comprehensive income	4,627	102
Total stockholders’ equity	2,007,341	1,996,069
Total liabilities and stockholders’ equity	$4,266,104	$4,300,668

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Revenues:
Sales	$519,929	$509,286
Franchise revenues	73,258	73,179
	593,187	582,465
Costs and expenses:
Cost of sales	455,467	438,871
General and administrative	72,304	74,685
Depreciation and amortization	32,311	30,314
Impairment of long-lived assets	4,511	7,897
Facilities relocation and other transition costs	5,531	—
Transaction related costs	612	1,884
Other operating expense, net	1,535	797
	572,271	554,448
Operating profit	20,916	28,017
Interest expense	(28,235)	(29,442)
Gain on sale of investment, net	27,407	—
Other income, net	1,524	253
Income (loss) from continuing operations before income taxes and noncontrolling interests	21,612	(1,172)
(Provision for) benefit from income taxes	(6,878)	876
Income (loss) from continuing operations	14,734	(296)
Loss from discontinued operations, net of income taxes	—	(1,113)
Net income (loss)	14,734	(1,409)
Net income attributable to noncontrolling interests	(2,384)	—
Net income (loss) attributable to The Wendy’s Company	$12,350	$(1,409)

Basic and diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.03	$.00
Discontinued operations	.00	.00
Net income (loss)	$.03	$.00

Dividends per share	$.02	$.02

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Net income (loss)	$14,734	$(1,409)
Other comprehensive income, net:
Foreign currency translation adjustment	4,742	7,649
Change in unrecognized pension loss, net of income tax benefit (provision) of $127 and ($21), respectively	(217)	(46)
Other comprehensive income, net	4,525	7,603
Comprehensive income	19,259	6,194
Comprehensive income attributable to noncontrolling interests	(2,384)	—
Comprehensive income attributable to The Wendy’s Company	$16,875	$6,194

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$14,734	$(1,409)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	32,952	43,125
Deferred income tax provision (benefit), net	5,773	(2,900)
Distributions received from joint venture	3,253	3,113
Impairment of long-lived assets	4,511	9,612
Share-based compensation provision	2,597	3,241
Accretion of long-term debt	2,010	2,130
Non-cash rent expense	1,639	1,807
Write-off and amortization of deferred financing costs	1,361	2,151
Net (recognition) receipt of deferred vendor incentives	(58)	29,357
Equity in earnings in joint ventures, net	(2,134)	(2,363)
Gain on sale of investment, net	(27,407)	—
Other, net	1,404	1,176
Changes in operating assets and liabilities:
Accounts and notes receivable	(74)	2,342
Inventories	920	(370)
Prepaid expenses and other current assets	(2,658)	(8,676)
Accounts payable	(12,313)	4,234
Accrued expenses and other current liabilities	(41,654)	(33,107)
Net cash (used in) provided by operating activities	(15,144)	53,463
Cash flows from investing activities:
Capital expenditures	(46,998)	(28,568)
Restaurant acquisitions	(2,594)	(2,900)
Franchise incentive loans	(1,096)	—
Proceeds from sale of investment	24,374	—
Other, net	277	300
Net cash used in investing activities	(26,037)	(31,168)
Cash flows from financing activities:
Repayments of long-term debt	(6,354)	(30,211)
Dividends paid	(7,795)	(8,374)
Distributions to noncontrolling interests	(3,667)	—
Proceeds from stock option exercises	1,156	2,902
Other, net	52	(18)
Net cash used in financing activities	(16,608)	(35,701)
Net cash used in operations before effect of exchange rate changes on cash	(57,789)	(13,406)
Effect of exchange rate changes on cash	968	959
Net decrease in cash and cash equivalents	(56,821)	(12,447)
Cash and cash equivalents at beginning of period	475,231	512,508
Cash and cash equivalents at end of period	$418,410	$500,061

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	April 1, 2012	April 3, 2011

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36,287	$41,721
Income taxes, net of refunds	$6,323	$2,884

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 1, 2012	January 1, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$281,713	$346,648
Accounts and notes receivable	67,974	67,453
Inventories	12,004	12,903
Prepaid expenses and other current assets	34,870	18,408
Deferred income tax benefit	92,667	94,963
Advertising funds restricted assets	77,289	69,672
Total current assets	566,517	610,047
Properties	1,195,106	1,192,196
Goodwill	877,309	875,708
Other intangible assets	1,299,480	1,304,288
Investments	114,759	114,651
Deferred costs and other assets	66,111	66,827
Total assets	$4,119,282	$4,163,717

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,969	$5,137
Accounts payable	53,514	80,986
Accrued expenses and other current liabilities	185,769	212,150
Due to parent	13,802	—
Advertising funds restricted liabilities	77,289	69,672
Total current liabilities	336,343	367,945
Long-term debt	1,339,376	1,340,559
Due to parent	—	15,368
Deferred income	6,007	6,523
Deferred income taxes	535,973	537,689
Other liabilities	95,548	95,969
Commitments and contingencies
Invested equity:
Member interest	—	—
Other capital	2,442,486	2,440,130
Accumulated deficit	(487,294)	(486,567)
Advances to parent	(155,000)	(155,000)
Accumulated other comprehensive income	5,843	1,101
Total invested equity	1,806,035	1,799,664
Total liabilities and invested equity	$4,119,282	$4,163,717

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Revenues:
Sales	$519,929	$509,286
Franchise revenues	73,258	73,179
	593,187	582,465
Costs and expenses:
Cost of sales	455,467	438,871
General and administrative	70,080	71,939
Depreciation and amortization	32,308	29,849
Impairment of long-lived assets	2,883	7,897
Facilities relocation and other transition costs	5,531	—
Transaction related costs	612	1,279
Other operating expense, net	1,571	742
	568,452	550,577
Operating profit	24,735	31,888
Interest expense	(28,073)	(29,215)
Other income, net	1,575	213
(Loss) income from continuing operations before income taxes	(1,763)	2,886
Benefit from (provision for) income taxes	1,036	(748)
(Loss) income from continuing operations	(727)	2,138
Loss from discontinued operations, net of income taxes	—	(1,113)
Net (loss) income	$(727)	$1,025

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Net (loss) income	$(727)	$1,025
Other comprehensive income, net:
Foreign currency translation adjustment	4,742	7,649
Change in net unrecognized pension loss, net of income tax provision of $15 in 2011	—	(55)
Other comprehensive income, net	4,742	7,594
Comprehensive income	$4,015	$8,619

See accompanying notes to condensed consolidated financial statements.

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(727)	$1,025
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,949	42,660
Distributions received from joint venture	3,253	3,113
Impairment of long-lived assets	2,883	9,612
Share-based compensation provision	2,356	2,999
Accretion of long-term debt	2,010	2,130
Non-cash rent expense	1,639	1,807
Write-off and amortization of deferred financing costs	1,349	2,148
Net (recognition) receipt of deferred vendor incentives	(58)	29,357
Deferred income tax benefit, net	(857)	(336)
Equity in earnings in joint ventures, net	(2,134)	(2,363)
Tax sharing payment to parent	—	(13,078)
Other, net	(190)	(244)
Changes in operating assets and liabilities:
Accounts and notes receivable	(163)	2,206
Inventories	920	(370)
Prepaid expenses and other current assets	(2,444)	(8,497)
Accounts payable	(12,148)	3,614
Accrued expenses and other current liabilities	(41,738)	(33,180)
Net cash (used in) provided by operating activities	(13,100)	42,603
Cash flows from investing activities:
Capital expenditures	(46,998)	(28,568)
Restaurant acquisitions	(2,594)	(2,900)
Franchise incentive loans	(1,096)	—
Other, net	(17)	303
Net cash used in investing activities	(50,705)	(31,165)
Cash flows from financing activities:
Repayments of long-term debt	(2,098)	(29,765)
Other, net	—	(18)
Net cash used in financing activities	(2,098)	(29,783)
Net cash used in operations before effect of exchange rate changes on cash	(65,903)	(18,345)
Effect of exchange rate changes on cash	968	959
Net decrease in cash and cash equivalents	(64,935)	(17,386)
Cash and cash equivalents at beginning of period	346,648	198,686
Cash and cash equivalents at end of period	$281,713	$181,300

WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	April 1, 2012	April 3, 2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$36,055	$41,449
Income taxes, net of refunds	$6,739	$2,273

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of April 1, 2012 and the results of our operations for the three months ended April 1, 2012 and April 3, 2011 and our cash flows for the three months ended April 1, 2012 and April 3, 2011. The results of operations for the three months ended April 1, 2012 are not necessarily indicative of the results to be expected for the full 2012 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and Wendy’s Restaurants, and combined notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”).

The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan (the “Japan JV”) are not material. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Both three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Information related to Arby’s has been reflected in the accompanying unaudited condensed consolidated financial statements as follows:

•	Statement of operations - Arby’s loss from operations for the three months ended April 3, 2011 has been classified as discontinued operations.

•	Statement of cash flows - Arby’s cash flows for the three months ended April 3, 2011 have been included in, and not separately reported from, our consolidated cash flows.
Our unaudited condensed consolidated statement of operations for the three months ended April 3, 2011 (prior to the sale of Arby’s) includes certain indirect corporate overhead costs in “General and administrative,” which for segment reporting purposes had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that was assumed by the buyer in the sale has been included in discontinued operations; however, interest expense on Wendy’s Restaurants’ credit agreement, which was not required to be repaid as a result of the sale, continues to be included in “Interest expense” in continuing operations.

During the three months ended April 1, 2012 and April 3, 2011, Wendy’s Restaurants incurred “Transaction related costs” of $612 and $1,279 (which are included in the total $1,884 recorded by The Wendy’s Company), respectively, resulting from the sale of Arby’s.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table details Arby’s revenues and loss from operations for the three months ended April 3, 2011, which have been reported in discontinued operations:

Revenues	$265,359

Loss from discontinued operations, net of income taxes:
Loss from discontinued operations before income taxes	$(2,193)
Benefit from income taxes	1,080
Loss from discontinued operations	$(1,113)

(3) Acquisitions and Other Dispositions

During the first quarter of 2012, Wendy’s International, Inc. (“Wendy’s”) acquired two Wendy’s franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values with the excess of $485 recognized as goodwill.

During the first quarter of 2011, Wendy’s acquired three Wendy’s franchised restaurants. The total consideration for this acquisition before post closing adjustments was $3,960, consisting of (1) $2,900 of cash, net of $45 of cash acquired, and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values with the excess of $2,799 recognized as goodwill.

For Wendy's, one other disposition during the first quarter of 2012 and one other acquisition during the first quarter of 2011 were not significant. One other disposition by Arby’s during the first quarter of 2011 was not significant.

(4) Investments

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
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our portion of TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
Balance at beginning of period	$91,742	$98,631

Equity in earnings for the period	2,991	2,926
Amortization of purchase price adjustments (a)	(780)	(563)
	2,211	2,363

Distributions received	(3,253)	(3,113)
Foreign currency translation adjustment included in “Other comprehensive income”	2,135	3,465
Balance at end of period (b)	$92,835	$101,346
_____________________

(a)	Based upon an original average aggregate life of 21 years.

(b)	Included in “Investments”.

Presented below is a summary of unaudited financial information of TimWen as of and for the three months ended April 1, 2012 and April 3, 2011, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	April 1, 2012		April 3, 2011
Balance sheet information:
Properties	C$	73,960	C$	77,714
Cash and cash equivalents	1,882		2,011
Accounts receivable	4,490		3,775
Other	2,620		2,980
	C$	82,952	C$	86,480

Accounts payable and accrued liabilities	C$	1,282	C$	701
Other liabilities	8,701		9,222
Partners’ equity	72,969		76,557
	C$	82,952	C$	86,480

	Three Months Ended
	April 1, 2012		April 3, 2011
Income statement information:
Revenues	C$	9,148	C$	8,906
Income before income taxes and net income	5,994		6,129

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(The Wendy’s Company)

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) for which we received proceeds of $27,287, which is net of $3,490 held in escrow and included in “Accounts and notes receivable.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of $28,500 Australian dollars. We recorded a “Gain on sale of investment, net” of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed above.

We have reflected net income attributable to noncontrolling interests of $2,384, net of income tax benefit of $1,283, in the three months ended April 1, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then president and Chief Operating Officer (the “Former Executives”), and certain other former employees, equity and profits interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3,667 to Jurl’s minority shareholders, including approximately $2,296 to the Former Executives.

(5) Fair Value of Financial Instruments

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The carrying amounts and estimated fair values of the Companies’ financial instruments for which the disclosure of fair values is required are as follows:

	April 1, 2012
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Financial assets
Carrying Amount:
Non-current cost investments	$21,924	$4,210	$26,134
Interest rate swaps	11,153	—	11,153

Fair Value:
Non-current cost investments - Level 3 (a)	$25,221	$8,381	$33,602
Interest rate swaps - Level 2 (b)	11,153	—	11,153

	April 1, 2012
	Carrying Amount	Fair Value	Fair Value Measurements
Financial liabilities
Long-term debt, including current portion:
Senior Notes	$555,339	$623,195	Level 2
Term Loan	464,960	469,021	Level 2
6.20% senior notes	225,300	251,903	Level 2
7% debentures	82,629	90,300	Level 2
Capitalized lease obligations (c)	14,940	15,024	Level 3
Sale-leaseback obligations (c)	1,470	1,448	Level 3
Other	707	705	Level 3
Total Wendy’s Restaurants long-term debt, including current portion	1,345,345	1,451,596
6.54% aircraft term loan (c)	7,047	7,040	Level 3
Total The Wendy’s Company long-term debt, including current portion	$1,352,392	$1,458,636

Guarantees of:
Franchisee loans obligations (d)	$759	$759	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on the fair value as determined in connection with its sale in July 2011 and our review of their current audited financial information. We are basing the fair value of the remaining investments on our review of statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Companies relied on its review of valuations performed by the investment managers or investees in valuing those investments or third-party appraisals.

(b)
Our interest rate swaps (and cash and cash equivalents as described below) are the Companies’ only financial assets and liabilities whose carrying value is determined on a recurring basis by the valuation hierarchy as defined in the fair value guidance.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(d)
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

The following table presents the fair values for those assets and liabilities of continuing operations measured at fair value during the three months ended April 1, 2012 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the quarter ended April 1, 2012. The carrying value of properties presented in the table below represents the remaining carrying value of land for Wendy’s properties that were impaired in the first quarter of 2012 and our Company-owned aircraft. See Note 6 for more information on the impairment of our long-lived assets.

		Fair Value Measurements			Three Months Ended April 1, 2012 Total Losses
	April 1, 2012	Level 1	Level 2	Level 3
Properties	$495	$—	$—	$495	$2,880
Other intangible assets	—	—	—	—	3
Total Wendy’s Restaurants	495	—	—	495	2,883
Aircraft	7,148	—	—	7,148	1,628
Total Wendy’s Company	$7,643	$—	$—	$7,643	$4,511

Interest rate swaps

The Companies’ derivative instruments in the first quarter of 2012 included interest rate swaps on Wendy’s 6.20% senior notes with notional amounts totaling $225,000 that were all designated as fair value hedges. At April 1, 2012 and January 1, 2012, the fair value of these interest rate swaps of $11,153 and $11,695, respectively, has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% Wendy’s senior notes. Interest income on interest rate swaps was $1,326 and $1,413 for the three months ended April 1, 2012 and April 3, 2011, respectively.

(6) Impairment of Long-Lived Assets

Wendy’s company-owned restaurant impairment losses included in the table below for the three months ended April 1, 2012 and April 3, 2011 predominantly reflect impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

As described in the Form 10-K, we intend to dispose of the Company-owned aircraft leased under the aircraft lease agreement with an affiliate of the the management company (the “Management Company”) which was formed by the Former Executives and a director, who was our former Vice Chairman. For the three months ended April 1, 2012, we recorded an impairment charge of $1,628 to reflect its fair value as a result of a recent appraisal. The carrying value approximates its fair value, is classified as held-for-sale, and is included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

These impairment losses as detailed in the following table represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended
	April 1, 2012	April 3, 2011
Impairment of company-owned restaurants:
Properties	$2,880	$6,084
Intangible assets	3	1,813
Total Wendy’s Restaurants	2,883	7,897
Aircraft	1,628	—
Total The Wendy’s Company	$4,511	$7,897

Arby’s impairment losses for the three months ended April 3, 2011 were not significant and are included in discontinued operations and are not included in the table above. See Note 2 for more information on discontinued operations.

The fair values of impaired assets were generally estimated based on the present values of the associated cash flows and on market value with respect to land (Level 3 inputs).

(7) Facilities Relocation and Other Transition Costs

As announced in December 2011, we are relocating the Companies’ Atlanta restaurant support center to Ohio. Wendy’s Restaurants expects to expense costs aggregating approximately $28,000 in 2012 and $2,600 in 2013 related to its relocation and other transition activities which are anticipated to be substantially complete by the end of 2012. The costs expected to be expensed in 2013 primarily relate to severance and other costs for employees who will be assisting in the transition activities through the early part of 2013.

The components of “Facilities relocation and other transition costs” for the three months ended April 1, 2012, as well as the total expected to be incurred and total incurred since inception are presented in the table below:

	Three Months Ended	Total Incurred	Total Expected
	April 1, 2012	Since Inception	to be Incurred
Severance, retention and other payroll costs	$2,999	$8,344	$12,849
Relocation costs	576	576	6,652
Existing facilities closure costs	—	—	5,537
Consulting and professional fees	885	885	6,042
Other	430	415	3,090
	4,890	10,220	34,170
Accelerated depreciation	641	838	1,925
Total	$5,531	$11,058	$36,095

The increase in the Total Expected to be Incurred noted above as compared to our 2011 year end estimate relates primarily to professional fees that became determinable during our 2012 first quarter.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

An analysis of related activity in the facilities relocation and other transition costs accrual which is included in “Accrued expenses and other current liabilities” is as follows:

	Balance January 1, 2012	Charges	Payments	Balance April 1, 2012
Severance, retention and other payroll costs	$5,345	$2,999	$(770)	$7,574
Relocation costs	—	576	(290)	286
Consulting and professional fees	—	885	(403)	482
Other	—	430	(159)	271
	$5,345	$4,890	$(1,622)	$8,613

(8) Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2012 and effective tax rate benefit for the three months ended April 3, 2011 was 31.8% and 74.7%, respectively, on income (loss) from continuing operations. Wendy’s Restaurants effective tax rate benefit for the three months ended April 1, 2012 and effective tax rate for the three months ended April 3, 2011 was 58.8% and 25.9%, respectively, on income (loss) from continuing operations. The Companies’ effective tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, and (3) adjustments related to prior year tax matters.

There were no significant changes to unrecognized tax benefits or related interest and penalties for either the Company or Wendy’s Restaurants for the three month periods ended April 1, 2012 and April 3, 2011.

The Wendy’s Company participates in the Internal Revenue Service Compliance Assurance Process. During the three months ended April 1, 2012 we concluded without adjustment the examination of our tax year ended January 2, 2011.

Amounts payable for Federal and certain state income taxes are settled by Wendy’s Restaurants to The Wendy’s Company under a tax sharing agreement. During the three months ended April 1, 2012 and April 3, 2011, Wendy’s Restaurants made tax sharing payments to The Wendy’s Company of $0 and $13,078, respectively.

(9) Income (Loss) Per Share

(The Wendy’s Company)

Basic income (loss) per share for the three months ended April 1, 2012 and April 3, 2011 was computed by dividing income (loss) amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. Income (loss) amounts attributable to The Wendy’s Company used to calculate basic and diluted income (loss) per share were as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Income (loss) from continuing operations	$12,350	$(296)
Loss from discontinued operations	—	(1,113)
Net income (loss) attributable to The Wendy’s Company	$12,350	$(1,409)

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The weighted average number of shares used to calculate basic and diluted income (loss) per share was as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Common stock:
Weighted average basic shares outstanding	389,701	418,520
Dilutive effect of stock options and restricted shares	2,574	—
Weighted average diluted shares outstanding	392,275	418,520

Diluted income per share for the three months ended April 1, 2012 was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. For the three months ended April 1, 2012, we excluded 19,312 of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects. Diluted loss per share for the three months ended April 3, 2011 was the same as basic loss per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities would have been antidilutive.

(10) Debt and Equity

Debt

The Wendy’s Restaurants senior secured term loan facility (the “Term Loan”), which is part of the credit agreement entered into in May 2010 (the “Credit Agreement”) and is further described in the Form 10-K, requires prepayments of principal amounts resulting from certain events and on an annual basis from Wendy’s Restaurants excess cash flow as defined under the Term Loan. An excess cash flow payment for fiscal 2010 of $24,874 was paid in the first quarter of 2011. An excess cash flow payment was not required for fiscal 2011.

See Note 14 for information related to a proposed credit facility that will replace the current Term Loan and revolving credit arrangement and the related anticipated redemption and repurchase of $565,000 principal amount of Senior Notes issued by Wendy’s Restaurants in June 2009 (the “Senior Notes”).

(The Wendy’s Company)

The Wendy’s Company’s aircraft financing facility, as further described in the Form 10-K, includes a requirement that the outstanding principal balance be no more than 85% of the appraised value of the aircraft. During the first quarter of 2012, the Company made a $3,911 prepayment on the loan to comply with this provision. See Note 6 for information regarding impairment charges related to this aircraft.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Stockholders’ Equity

(The Wendy’s Company)

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	April 1, 2012	April 3, 2011
Balance, beginning of year	$1,996,069	$2,163,174
Comprehensive income	16,875	6,194
Share-based compensation	2,597	3,241
Exercises of stock options	654	2,838
Dividends paid	(7,795)	(8,374)
Other	(1,059)	40
Balance, end of the period	$2,007,341	$2,167,113

Invested Equity

(Wendy’s Restaurants)

The following is a summary of the changes in invested equity:

	Three Months Ended
	April 1, 2012	April 3, 2011
Balance, beginning of year	$1,799,664	$1,776,630
Comprehensive income	4,015	8,619
Share-based compensation	2,356	2,999
Balance, end of the period	$1,806,035	$1,788,248

(11) Guarantees and Other Commitments and Contingencies

Except as described below, the Companies did not have any significant changes to their guarantees, other commitments and contingencies as disclosed in the combined notes to our consolidated financial statements included in the Form 10-K.

Japan Joint Venture Guarantee

In 2012, Wendy’s Restaurants (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. Our portion of these contingent obligations totals approximately $4,200 (¥350,100) based upon current rates of exchange. The fair value of our guarantees is immaterial. The Companies anticipate that our share of any future guarantees, after the agreement of our joint venture partners, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of such future guarantees, of up to an additional $3,300 may be necessary in 2012.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Capital Expenditures Commitments

As of April 1, 2012, the Companies have approximately $8,226 of outstanding commitments for capital expenditures expected to be paid in the second quarter of 2012.

(12) Transactions with Related Parties

The following is a summary of ongoing transactions between the Companies and their related parties, which are included in continuing operations and includes any updates and amendments since those reported in the Form 10-K:

	Three Months Ended
	April 1, 2012	April 3, 2011
SSG agreement (a)	$—	$(2,275)
Subleases with related parties (b)	(49)	(57)

(The Wendy’s Company)
Transactions with the Management Company (c):
Advisory fees	$—	$250
Sublease income	(407)	(408)
Use of corporate aircraft	(38)	(30)
Liquidation services agreement	—	110
Distributions of proceeds to noncontrolling interests (see Note 4)	3,667	—
___________________

Transactions with Purchasing Cooperatives

(a)
In anticipation of the sale of Arby’s, effective April 2011, the activities of Strategic Sourcing Group Co-op, LLC (“SSG”) were transferred to Quality Supply Chain Co-op, Inc. (“QSCC”) and Arby’s independent purchasing cooperative (“ARCOP”). Wendy’s Restaurants had committed to pay approximately $5,145 of SSG expenses, which were expensed in 2010 and included in “General and administrative.” During the first quarter of 2011, the remaining accrued commitment of $2,275 was reversed and credited to “General and administrative.”

(b)	The Companies received $49 and $39 of sublease income from QSCC during the first quarter of 2012 and 2011, respectively, and $18 of sublease income from SSG during the first quarter 2011.

Transactions with the Management Company

(c)
The Wendy’s Company had the following transactions with the Management Company; (1) paid advisory fees of $250 in connection with a services agreement and recorded amortization of $110 related to fees paid for assistance in the sale, liquidation or other disposition of certain of our investments, both of which are included in “General and administrative” in the first quarter of 2011 and (2) recorded income of $407 and $408 under an office sublease agreement, which expires in May 2012, and income of $38 and $30 from TASCO, LLC (an affiliate of the Management Company) under an aircraft lease agreement in the first quarter of 2012 and 2011, respectively, which are included as an offset to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Wendy’s Restaurants)

The following is a summary of continuing transactions between Wendy’s Restaurants and The Wendy’s Company:

	Three Months Ended
	April 1, 2012	April 3, 2011
Payments for Federal and state income tax (d)	$—	$13,078
Share-based compensation (e)	2,356	2,419
Expense under management service agreements (f)	—	1,261
_____________________

(d)	Wendy’s Restaurants made cash payments to The Wendy’s Company under a tax sharing agreement as discussed in Note 8.

(e)
Wendy’s Restaurants incurs share-based compensation costs for The Wendy’s Company common stock awards issued to certain employees under The Wendy’s Company equity plan. Such compensation costs are allocated by The Wendy’s Company to Wendy’s Restaurants and are recorded as capital contributions from The Wendy’s Company.

(f)
Wendy’s Restaurants incurred $1,261 for management services by The Wendy’s Company during the first quarter of 2011 under a management services agreement which was terminated upon the sale of Arby’s. Such fees were included in “General and administrative” and were settled through Wendy’s Restaurants’ intercompany account with The Wendy’s Company.

(13) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of April 1, 2012, the Companies had reserves for continuing operations for all of its legal and environmental matters aggregating $2,305. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

As previously described, there are claims that have been asserted by Wendy’s against Tim Hortons, Inc. (“THI”) and by THI against Wendy’s. Since the filing of the Form 10-K, the parties have agreed on a mediator.  We cannot estimate a range of possible loss, if any, for this matter at this time since, among other things, it is still in a preliminary stage, significant factual and legal issue are unresolved, no mediation sessions have been held, and the mediation will be non-binding.  If no agreed resolution is reached, the matter would be resolved either by litigation or binding mandatory arbitration, in which case various motions would be submitted and discovery would occur.  If no agreed resolution is reached, Wendy’s intends to vigorously assert its claim and defend against the THI claims.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Subsequent Events
Debt Refinancing

On April 3, 2012, Wendy’s commenced the marketing of a new $1,325,000 senior secured credit facility (the “Proposed Credit Facility”). The Proposed Credit Facility is expected to be comprised of a $200,000 revolving credit facility, which would mature in 2017, and a $1,125,000 term loan, which would mature in 2019.
Wendy’s expects to use the proceeds from the Proposed Credit Facility (1) to refinance the existing Credit Agreement, including the repayment of the Term Loan of Wendy’s Restaurants, (2) to finance the redemption or repurchase of Wendy’s Restaurants’ outstanding Senior Notes, as further described below and (3) for general corporate purposes, including payment of financing costs and other expenses in connection with the Proposed Credit Facility and the related transactions. The closing of the Proposed Credit Facility is subject to successful marketing and other conditions, and there can be no assurance that Wendy’s will be able to enter into the Proposed Credit Facility, or complete the refinancing of Wendy’s Restaurants’ Credit Agreement or the redemption or repurchase of the Senior Notes.

On April 17, 2012, as amended on May 1, 2012, Wendy’s Restaurants commenced a tender offer to purchase any and all of its Senior Notes. Holders who validly tender Senior Notes and deliver consents to the proposed amendments prior to the early tender deadline of 5:00 p.m., Eastern time, on May 14, 2012 will receive the total consideration of $1,081.25 per $1 thousand principal amount (per Senior Note amounts not in thousands) of the Senior Notes, which includes an early tender premium/consent payment of $20.00 per $1 thousand principal amount of the Senior Notes, plus any accrued and unpaid interest on the Senior Notes up to, but not including, the payment date.

The tender offer is being made in connection with a proposed refinancing of the indebtedness of Wendy’s Restaurant as described above.  Subject to market conditions and other factors, Wendy’s Restaurants intends to redeem any Senior Notes that remain outstanding following the completion of the tender offer.
In connection with the tender offer, Wendy’s Restaurants is soliciting consents from holders of the Senior Notes to certain proposed amendments to the indenture governing the Senior Notes. The proposed amendments would, among other modifications, eliminate substantially all of the restrictive covenants and certain event of default provisions contained in the indenture governing the Senior Notes. The proposed amendments would also eliminate the requirement that Wendy’s Restaurants file annual, quarterly and current reports with the Securities and Exchange Commission. Upon receipt of consents from holders of a majority in aggregate principal amount of the outstanding Senior Notes not owned by Wendy’s Restaurants or any of its affiliates, Wendy’s Restaurants would execute a supplemental indenture giving effect to the proposed amendments.
In connection with the refinancing of the existing Credit Agreement and the tender offer and anticipated complete redemption of the Senior Notes, the Company anticipates that it will incur debt extinguishment costs of approximately $10,200 and $400 for the Credit Agreement and $11,400 and $53,200 for the Senior Notes in the second and third quarters of 2012, respectively.
Multiemployer Pension Plan
As further described in the Form 10-K, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, are covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by a collective bargaining agreement (the “CBA”) which expires on March 31, 2013. The cost of this pension plan is determined in accordance with the provisions of the CBA. As of January 1, 2012, the Union Pension Fund was in Green Zone Status, as defined in the Pension Protection Act of 2006 (the “PPA”) and had been operating under a Rehabilitation Plan.
In April 2012, we received a Notice of Critical Status from the Union Pension Fund which sets forth that the plan was considered to be in Red Zone Status for the 2012 Plan Year due to funding problems. As the fund is in critical status, all contributing employers, including Wendy’s, will be required to pay a 5% surcharge on contributions for all hours worked from June 1, 2012 through December 31, 2012 and a 10% surcharge on contributions for all hours worked on and after January 1, 2013 until a contribution rate is negotiated at the expiration of our CBA that will be consistent with a revised Rehabilitation Plan which must be adopted by the Union Pension Fund in accordance with the provisions of the PPA.

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The surcharges and the possible effect of the revised Rehabilitation Plan adopted by the Union Pension Fund as described above are not anticipated to have a material effect on the Companies results of operations.

(15) Guarantor/Non-Guarantor

(Wendy’s Restaurants)

Wendy’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under, the Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect 100% owned subsidiary of Wendy’s Restaurants and each has fully and unconditionally guaranteed the Senior Notes on a joint and several basis.

As a result of the closing of the sale of Arby’s on July 4, 2011 as described in Note 2, Arby’s and its subsidiaries are no longer guaranteeing subsidiaries of the amounts outstanding under the Senior Notes. Accordingly, the Condensed Consolidating Statements of Operations, Comprehensive Income and Cash Flows for the three months ended April 3, 2011 presented below have been retroactively revised to reflect Arby’s and its subsidiaries as non-guarantors. In addition, Arby’s has been reflected as discontinued operations in the Condensed Consolidating Statement of Operations for the three months ended April 3, 2011. Arby’s cash flows for the three months ended April 3, 2011 have been included in, and not separately reported from, our consolidated cash flows.

The following are included in the presentation of our: (1) Condensed Consolidating Balance Sheets as of April 1, 2012 and January 1, 2012, (2) Condensed Consolidating Statements of Operations for the three months ended April 1, 2012 and April 3, 2011, (3) Condensed Consolidating Statements of Comprehensive Income for the three months ended April 1, 2012 and April 3, 2011 and (4) Condensed Consolidating Statements of Cash Flows for the three months ended April 1, 2012 and April 3, 2011 to reflect:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
April 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$110,150	$134,399	$37,164	$—	$281,713
Accounts and notes receivable	1,430	60,075	6,469	—	67,974
Inventories	—	10,958	1,046	—	12,004
Prepaid expenses and other current assets	4,688	28,602	1,580	—	34,870
Deferred income tax benefit	57,437	34,226	1,004	—	92,667
Due from affiliate	322,597	—	—	(322,597)	—
Advertising funds restricted assets	—	—	77,289	—	77,289
Total current assets	496,302	268,260	124,552	(322,597)	566,517
Properties	11,012	1,124,305	59,789	—	1,195,106
Goodwill	—	828,914	149,115	(100,720)	877,309
Other intangible assets	16,620	1,258,578	24,282	—	1,299,480
Investments	19,000	—	95,759	—	114,759
Deferred costs and other assets	25,052	40,668	391	—	66,111
Net investment in subsidiaries	2,274,293	354,763	—	(2,629,056)	—
Deferred income tax benefit	31,368	—	—	(31,368)	—
Total assets	$2,873,647	$3,875,488	$453,888	$(3,083,741)	$4,119,282

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$4,785	$919	$265	$—	$5,969
Accounts payable	3,723	44,377	5,414	—	53,514
Accrued expenses and other current liabilities	40,553	139,557	5,659	—	185,769
Due to affiliates	—	332,045	4,354	(322,597)	13,802
Advertising funds restricted liabilities	—	—	77,289	—	77,289
Total current liabilities	49,061	516,898	92,981	(322,597)	336,343
Long-term debt	1,015,550	320,290	3,536	—	1,339,376
Deferred income	—	5,662	345	—	6,007
Deferred income taxes	—	551,579	15,762	(31,368)	535,973
Other liabilities	3,001	84,217	8,330	—	95,548
Invested equity:
Member interest	—	—	—	—	—
Other capital	2,442,486	2,169,333	332,805	(2,502,138)	2,442,486
(Accumulated deficit) retained earnings	(487,294)	376,666	(5,714)	(370,952)	(487,294)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	5,843	5,843	5,843	(11,686)	5,843
Total invested equity	1,806,035	2,396,842	332,934	(2,729,776)	1,806,035
Total liabilities and invested equity	$2,873,647	$3,875,488	$453,888	$(3,083,741)	$4,119,282

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$174,638	$128,818	$43,192	$—	$346,648
Accounts and notes receivable	2,682	59,137	5,634	—	67,453
Inventories	—	11,766	1,137	—	12,903
Prepaid expenses and other current assets	5,446	11,732	1,230	—	18,408
Deferred income tax benefit	59,737	34,226	1,000	—	94,963
Advertising funds restricted assets	—	—	69,672	—	69,672
Total current assets	242,503	245,679	121,865	—	610,047
Properties	12,431	1,120,383	59,382	—	1,192,196
Goodwill	—	828,411	145,133	(97,836)	875,708
Other intangible assets	18,011	1,262,070	24,207	—	1,304,288
Investments	19,000	—	95,651	—	114,651
Deferred costs and other assets	26,446	40,131	250	—	66,827
Net investment in subsidiaries	2,253,006	348,931	—	(2,601,937)	—
Deferred income tax benefit	29,269	—	—	(29,269)	—
Due from affiliate	295,080	—	—	(295,080)	—
Total assets	$2,895,746	$3,845,605	$446,488	$(3,024,122)	$4,163,717

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$3,952	$923	$262	$—	$5,137
Accounts payable	9,215	64,251	7,520	—	80,986
Accrued expenses and other current liabilities	62,209	137,105	12,836	—	212,150
Advertising funds restricted liabilities	—	—	69,672	—	69,672
Total current liabilities	75,376	202,279	90,290	—	367,945
Long-term debt	1,017,401	319,643	3,515	—	1,340,559
Due to affiliates	—	308,654	1,794	(295,080)	15,368
Deferred income	—	6,132	391	—	6,523
Deferred income taxes	—	551,579	15,379	(29,269)	537,689
Other liabilities	3,305	84,647	8,017	—	95,969
Invested equity:
Member interest	—	—	—	—	—
Other capital	2,440,130	2,168,046	332,707	(2,500,753)	2,440,130
(Accumulated deficit) retained earnings	(486,567)	358,524	(6,706)	(351,818)	(486,567)
Advances to The Wendy’s Company	(155,000)	(155,000)	—	155,000	(155,000)
Accumulated other comprehensive income	1,101	1,101	1,101	(2,202)	1,101
Total invested equity	1,799,664	2,372,671	327,102	(2,699,773)	1,799,664
Total liabilities and invested equity	$2,895,746	$3,845,605	$446,488	$(3,024,122)	$4,163,717

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$—	$466,685	$53,244	$—	$519,929
Franchise revenues	—	68,923	4,335	—	73,258
	—	535,608	57,579	—	593,187

Costs and expenses:
Cost of sales	—	406,024	49,443	—	455,467
General and administrative	—	66,024	4,056	—	70,080
Depreciation and amortization	2,981	26,765	2,562	—	32,308
Impairment of long-lived assets	—	2,630	253	—	2,883
Facilities relocation and other transition costs	5,444	87	—	—	5,531
Transaction related costs	615	(3)	—	—	612
Other operating expense (income), net	442	2,543	(1,414)	—	1,571
	9,482	504,070	54,900	—	568,452
Operating (loss) profit	(9,482)	31,538	2,679	—	24,735
Interest expense	(22,158)	(5,749)	(166)	—	(28,073)
Other income (expense), net	5,283	(1,448)	(2,260)	—	1,575
Equity in income of subsidiaries	15,258	992	—	(16,250)	—
(Loss) income before income taxes	(11,099)	25,333	253	(16,250)	(1,763)
Benefit from (provision for) income taxes	10,372	(10,075)	739	—	1,036
Net (loss) income	$(727)	$15,258	$992	$(16,250)	$(727)

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended April 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net (loss) income	$(727)	$15,258	$992	$(16,250)	$(727)
Other comprehensive income, net:
Foreign currency translation adjustment	4,742	4,742	4,742	(9,484)	4,742
Other comprehensive income, net	4,742	4,742	4,742	(9,484)	4,742
Comprehensive income	$4,015	$20,000	$5,734	$(25,734)	$4,015

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$—	$455,569	$53,758	$(41)	$509,286
Franchise revenues	—	68,766	4,421	(8)	73,179
	—	524,335	58,179	(49)	582,465

Costs and expenses:
Cost of sales	—	390,025	48,846	—	438,871
General and administrative	—	60,606	11,333	—	71,939
Depreciation and amortization	2,588	24,597	2,664	—	29,849
Impairment of long-lived assets	—	7,543	354	—	7,897
Transaction related costs	1,279	—	—	—	1,279
Other operating expense (income), net	—	2,674	(1,932)	—	742
	3,867	485,445	61,265	—	550,577
Operating (loss) profit	(3,867)	38,890	(3,086)	(49)	31,888
Interest expense	(23,336)	(5,734)	(145)	—	(29,215)
Other income (expense), net	—	3,798	(3,585)	—	213
Equity in income (loss) of subsidiaries	13,386	(8,716)	—	(4,670)	—
(Loss) income from continuing operations before income taxes	(13,817)	28,238	(6,816)	(4,719)	2,886
Benefit from (provision for) income taxes	14,842	(13,690)	(1,900)	—	(748)
Income (loss) from continuing operations	1,025	14,548	(8,716)	(4,719)	2,138
Loss from discontinued operations, net of income taxes	—	—	(1,162)	49	(1,113)
Net income (loss)	$1,025	$14,548	$(9,878)	$(4,670)	$1,025

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended April 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net income (loss)	$1,025	$14,548	$(9,878)	$(4,670)	$1,025
Other comprehensive income, net:
Foreign currency translation adjustment	7,649	7,649	7,649	(15,298)	7,649
Change in net unrecognized pension loss, net of income tax provision of $15 in 2011	(55)	(55)	(55)	110	(55)
Other comprehensive income, net	7,594	7,594	7,594	(15,188)	7,594
Comprehensive income (loss)	$8,619	$22,142	$(2,284)	$(19,858)	$8,619

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 1, 2012

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(727)	$15,258	$992	$(16,250)	$(727)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in income from operations of subsidiaries	(15,258)	(992)	—	16,250	—
Depreciation and amortization	3,622	26,765	2,562	—	32,949
Distributions received from joint venture	—	—	3,253	—	3,253
Impairment of long-lived assets	—	2,630	253	—	2,883
Share-based compensation provision	1,071	1,187	98	—	2,356
Accretion of long-term debt	524	1,486	—	—	2,010
Non-cash rent expense (credit)	—	1,661	(22)	—	1,639
Write-off and amortization of deferred financing costs	1,349	—	—	—	1,349
Tax sharing receipt from (payment to) affiliate, net	12,000	(12,000)	—	—	—
Net recognition of deferred vendor incentives	—	(58)	—	—	(58)
Deferred income tax benefit, net	(857)	—	—	—	(857)
Equity in earnings in joint ventures, net	—	—	(2,134)	—	(2,134)
Other, net	(38,626)	38,792	(356)	—	(190)
Changes in operating assets and liabilities:
Accounts and notes receivable	1,322	(795)	(690)	—	(163)
Inventories	—	803	117	—	920
Prepaid expenses and other current assets	969	(3,092)	(321)	—	(2,444)
Accounts payable	(3,307)	(7,707)	(1,134)	—	(12,148)
Accrued expenses and other current liabilities	(22,255)	(11,755)	(7,728)	—	(41,738)
Net cash (used in) provided by operating activities	(60,173)	52,183	(5,110)	—	(13,100)
Cash flows from investing activities:
Capital expenditures	(2,774)	(41,495)	(2,729)	—	(46,998)
Restaurant acquisitions	—	(2,594)	—	—	(2,594)
Franchise incentive loans	—	(1,096)	—	—	(1,096)
Other, net	—	(924)	907	—	(17)
Net cash used in investing activities	(2,774)	(46,109)	(1,822)	—	(50,705)
Cash flows from financing activities:
Repayments of long-term debt	(1,541)	(493)	(64)	—	(2,098)
Net cash used in financing activities	(1,541)	(493)	(64)	—	(2,098)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(64,488)	5,581	(6,996)	—	(65,903)
Effect of exchange rate changes on cash	—	—	968	—	968
Net (decrease) increase in cash and cash equivalents	(64,488)	5,581	(6,028)	—	(64,935)
Cash and cash equivalents at beginning of period	174,638	128,818	43,192	—	346,648
Cash and cash equivalents at end of period	$110,150	$134,399	$37,164	$—	$281,713

THE WENDY’S COMPANY AND SUBSIDIARIES
WENDY’S RESTAURANTS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 3, 2011

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$1,025	$14,548	$(9,878)	$(4,670)	$1,025
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss from operations of subsidiaries	(13,386)	8,716	—	4,670	—
Depreciation and amortization	2,588	24,597	15,475	—	42,660
Net receipt of deferred vendor incentives	—	19,086	10,271	—	29,357
Impairment of long-lived assets	—	7,543	2,069	—	9,612
Distributions received from joint venture	—	—	3,113	—	3,113
Share-based compensation provision	1,196	1,223	580	—	2,999
Write-off and amortization of deferred financing costs	2,148	—	—	—	2,148
Accretion of long-term debt	595	1,456	79	—	2,130
Non-cash rent expense (credit)	—	1,914	(107)	—	1,807
Tax sharing receipt from (payment to) affiliate, net	14,000	(14,000)	—	—	—
Deferred income tax (benefit) provision, net	(272)	(413)	349	—	(336)
Equity in earnings in joint venture	—	—	(2,363)	—	(2,363)
Tax sharing payment to The Wendy’s Company	(13,078)	—	—	—	(13,078)
Other, net	13,786	3,021	(17,051)	—	(244)
Changes in operating assets and liabilities net:
Accounts and notes receivable	37	2,163	6	—	2,206
Inventories	—	819	(1,189)	—	(370)
Prepaid expenses and other current assets	(633)	(3,041)	(4,823)	—	(8,497)
Accounts payable	(223)	(933)	4,770	—	3,614
Accrued expenses and other current liabilities	(21,046)	(5,022)	(7,112)	—	(33,180)
Net cash (used in) provided by operating activities	(13,263)	61,677	(5,811)	—	42,603
Cash flows from investing activities:
Capital expenditures	(3,293)	(18,920)	(6,355)	—	(28,568)
Restaurant acquisitions	—	(2,900)	—	—	(2,900)
Other, net	—	228	75	—	303
Net cash used in investing activities	(3,293)	(21,592)	(6,280)	—	(31,165)
Cash flows from financing activities:
Repayments of long-term debt	(26,117)	(198)	(3,450)	—	(29,765)
Capital contributions from Parent	(30,000)	—	30,000	—	—
Other, net	(18)	—	—	—	(18)
Net cash (used in) provided by financing activities	(56,135)	(198)	26,550	—	(29,783)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(72,691)	39,887	14,459	—	(18,345)
Effect of exchange rate changes on cash	—	—	959	—	959
Net (decrease) increase in cash and cash equivalents	(72,691)	39,887	15,418	—	(17,386)
Cash and cash equivalents at beginning of period	79,355	53,810	65,521	—	198,686
Cash and cash equivalents at end of period	$6,664	$93,697	$80,939	$—	$181,300

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) and Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”). There have been no material changes as of April 1, 2012 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related combined notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants. On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Arby’s operating results for the three months ended April 3, 2011 are classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. After this sale, the principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants throughout the United States of America (the “U.S.”). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, milk, Frosty® desserts, floats and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Wendy’s Company and Wendy’s Restaurants (together, the “Companies”) manage and internally report their business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan (the “Japan JV”) are not material. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Our Continuing Business

As of April 1, 2012, the Wendy’s restaurant system was comprised of 6,581 restaurants, of which 1,414 were owned and operated by the Companies. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs in the first quarter of 2012. These increased costs negatively affected cost of sales and restaurant margins.

Wendy’s long-term growth opportunities include (1) improving our North America business by elevating the total customer experience through core menu improvement, step-change product innovation and focused execution of operational excellence and brand positioning and which will be supported by (2) investing in an Image Activation program, which includes innovative exterior and interior restaurant designs, for our new and remodeled restaurants, (3) continuing to develop our breakfast program, (4) employing financial strategies to improve our net income and (5) building the brand worldwide.

Wendy’s revenues for the first three months of 2012 include: (1) $501.8 million of sales at company-owned restaurants, (2) $18.1 million from the sale of bakery items, (3) $67.7 million of royalty income from franchisees, and (4) $5.6 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the three months ended April 1, 2012.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
In the 2012 first quarter, we began reporting Wendy’s same-store sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months (the “New Method”). Prior thereto, the calculation of same-store sales commenced after a restaurant had been open for at least 15 continuous months and as of the beginning of the previous fiscal year (the “Old Method”). The tables summarizing the results of operations below provide the same-store sales percentage change using the current New Method, as well as our former Old Method. Same-store sales exclude the impact of currency translation.

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

Related Party Transactions

The Companies have entered into the following transactions with related parties since those reported in our Form 10-K:

(The Wendy’s Company)

Noncontrolling Interests in Jurl Holdings, LLC

Jurl Holdings, LLC’s (“Jurl”), a 99.7% owned subsidiary completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) in February 2012. Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then president and Chief Operating Officer (the “Former Executives”), and certain other former employees, equity and profits interests in Jurl. In connection with the sale of Jurlique, we distributed approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives in the three months ended April 1, 2012.

Japan Joint Venture Guarantee

In 2012, Wendy’s Restaurants (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. Our portion of these contingent obligations totals approximately $4.2 million (¥350.1 million) based upon current rates of exchange. The fair value of our guarantees is immaterial. The Companies anticipate that our share of additional guarantees, after the agreement of our joint venture partners to reimburse and otherwise indemnify us for their 51% share of the guarantee, of up to $3.3 million may be necessary in 2012.

Presentation of Financial Information

The Companies report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

As a result of the sale of Arby’s as discussed above in “Introduction,” Arby’s results of operations for the quarter ended April 3, 2011 have been included in “Loss from discontinued operations, net of income taxes” in the tables below.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Companies’ consolidated results of operations for the three months ended April 1, 2012 and April 3, 2011:

(The Wendy’s Company)

	Three Months Ended
	April 1, 2012	April 3, 2011	$ Change	% Change
Revenues:
Sales	$519.9	$509.3	$10.6	2.1%
Franchise revenues	73.3	73.2	0.1	0.1
	593.2	582.5	10.7	1.8
Costs and expenses:
Cost of sales	455.5	438.9	16.6	3.8
General and administrative	72.3	74.7	(2.4)	(3.2)
Depreciation and amortization	32.3	30.3	2.0	6.6
Impairment of long-lived assets	4.5	7.9	(3.4)	(43.0)
Facilities relocation and other transition costs	5.5	—	5.5	100.0
Transaction related costs	0.6	1.9	(1.3)	(68.4)
Other operating expense, net	1.6	0.8	0.8	100.0
	572.3	554.5	17.8	3.2
Operating profit	20.9	28.0	(7.1)	(25.4)
Interest expense	(28.2)	(29.4)	1.2	(4.1)
Gain on sale of investment, net	27.4	—	27.4	100.0
Other income, net	1.5	0.2	1.3	n/m
Income (loss) from continuing operations before income taxes and noncontrolling interests	21.6	(1.2)	22.8	n/m
(Provision for) benefit from income taxes	(6.9)	0.9	(7.8)	n/m
Income (loss) from continuing operations	14.7	(0.3)	15.0	n/m
Loss from discontinued operations, net of income taxes	—	(1.1)	1.1	(100.0)
Net income (loss)	14.7	(1.4)	16.1	n/m
Net income attributable to noncontrolling interests	(2.3)	—	(2.3)	100.0%
Net income (loss) attributable to The Wendy’s Company	$12.4	$(1.4)	$13.8	n/m

(Wendy’s Restaurants)

	Three Months Ended
	April 1, 2012	April 3, 2011	$ Change	% Change
Revenues:
Sales	$519.9	$509.3	$10.6	2.1%
Franchise revenues	73.3	73.2	0.1	0.1
	593.2	582.5	10.7	1.8
Costs and expenses:
Cost of sales	455.5	438.9	16.6	3.8
General and administrative	70.1	71.9	(1.8)	(2.5)
Depreciation and amortization	32.3	29.8	2.5	8.4
Impairment of long-lived assets	2.9	7.9	(5.0)	(63.3)
Facilities relocation and other transition costs	5.5	—	5.5	100.0
Transaction related costs	0.6	1.3	(0.7)	(53.8)
Other operating expense, net	1.6	0.8	0.8	100.0
	568.5	550.6	17.9	3.3
Operating profit	24.7	31.9	(7.2)	(22.6)
Interest expense	(28.1)	(29.2)	1.1	(3.8)
Other income, net	1.6	0.2	1.4	n/m
(Loss) income from continuing operations before income taxes	(1.8)	2.9	(4.7)	n/m
Benefit from (provision for) income taxes	1.1	(0.8)	1.9	n/m
(Loss) income from continuing operations	(0.7)	2.1	(2.8)	n/m
Loss from discontinued operations, net of income taxes	—	(1.1)	1.1	(100.0)%
Net (loss) income	$(0.7)	$1.0	$(1.7)	n/m

	First Quarter		First Quarter
	2012		2011
Sales:
Wendy’s	$501.8		$490.4
Bakery	18.1		18.9
Total sales	$519.9		$509.3

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$168.7	33.6%	$157.3	32.1%
Restaurant labor	154.7	30.8%	151.1	30.8%
Occupancy, advertising and other operating costs	119.4	23.8%	116.2	23.7%
Total cost of sales	442.8	88.2%	424.6	86.6%
Bakery	12.7	n/m	14.3	n/m
Total cost of sales	$455.5	87.6%	$438.9	86.2%

	First Quarter	First Quarter
	2012	2011
Margin $:
Wendy’s	$59.0	$65.8
Bakery	5.4	4.6
Total margin	$64.4	$70.4

Total Wendy’s restaurant margin %	11.8%	13.4%

	New Method		Old Method
	First Quarter	First Quarter	First Quarter	First Quarter
	2012	2011	2012	2011
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	0.8%	(0.9)%	0.5%	(0.9)%
Franchised restaurants	0.7%	0.4%	0.7%	0.3%
Systemwide	0.7%	0.1%	0.7%	0.0%

Total same-store sales:
Company-owned restaurants	0.8%	(0.9)%	0.5%	(0.9)%
Franchised restaurants (a)	0.8%	0.5%	0.8%	0.5%
Systemwide (a)	0.8%	0.2%	0.8%	0.2%
________________
(a) Includes international franchised restaurants same-store sales.

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at January 1, 2012	1,417	5,177	6,594
Opened	2	10	12
Closed	(6)	(19)	(25)
Net purchased from (sold by) franchisees	1	(1)	—
Restaurant count at April 1, 2012	1,414	5,167	6,581

Sales	Change
Wendy’s	$11.4
Bakery	(0.8)
$10.6

The increase in sales in the first quarter of 2012 was primarily due to an increase in our average per customer check amount, partially offset by a decrease in customer transactions and as impacted by changes in our product mix. Our average per customer check increased primarily due to price increases taken on certain menu items. Sales were also impacted by a $2.0 million decrease in the benefit from Canadian foreign currency rates. Wendy’s company-owned stores opened or acquired subsequent to the first quarter of 2011 resulted in incremental sales of $14.8 million in the first quarter of 2012, which were partially offset by a reduction in sales of $5.8 million from locations sold or closed after the first quarter of 2011.

Cost of Sales	Change
Food and paper	1.5%	points
Restaurant labor	—%	points
Occupancy, advertising and other operating costs	0.1%	points
	1.6%	points

As a percent of sales, the increase in food and paper costs in the first quarter of 2012 was primarily due to a 2.2% point increase in commodity costs.

General and Administrative	2012 Change
	Wendy’s Restaurants	Corporate	The Wendy’s Company
Management fee	$(1.3)	$1.3	$—
Professional services	(1.1)	(0.7)	(1.8)
Other	(1.7)	(1.2)	(2.9)
SSG co-op funding	2.3	—	2.3
	$(1.8)	$(0.6)	$(2.4)

(The Wendy’s Company)

The decrease in general and administrative expenses in the first quarter of 2012 was primarily due to a decrease in professional fees primarily related to the design and implementation of our employee retention plan in the prior year quarter that did not recur and a decrease in contract services for information technology, partially offset by the reversal of the accrual for the unpaid SSG funding commitment during the first quarter of 2011.

(Wendy’s Restaurants)

The decrease in general and administrative expenses in the first quarter of 2012 was primarily due to (1) the termination of an intercompany management services agreement during the third quarter of 2011 in connection with the sale of Arby’s and (2) a decrease in professional fees primarily related to a decrease in contract services for information technology, partially offset by the reversal of the accrual for the unpaid SSG funding commitment during the first quarter of 2011.

Depreciation and Amortization	Change
Restaurants, primarily properties	$2.1
Other	0.4
Total Wendy’s Restaurants	2.5
Corporate	(0.5)
Total The Wendy’s Company	$2.0

The increase in depreciation and amortization for Wendy’s Restaurants in the first quarter of 2012 was primarily due to (1) software, primarily related to our restaurants, that was placed into service since the first quarter of 2011 and (2) additions related new stores and remodels as well as an Image Activation program for certain new and remodeled restaurants.

Impairment of Long-Lived Assets	Change

Restaurants, primarily properties at underperforming locations	$(5.0)
Total Wendy’s Restaurants	(5.0)
Aircraft	1.6
Total The Wendy’s Company	$(3.4)

The decline in impairment in the first quarter of 2012 was primarily due to the level of impairment charges taken in prior periods on properties at underperforming locations. Impairment charges were recorded on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

As described in the Form 10-K, we intend to dispose of the Company-owned aircraft leased under the aircraft lease agreement with an affiliate of the the management company (the “Management Company”) which was formed by the Former Executives and a director, who was our former Vice Chairman. For the three months ended April 1, 2012, we recorded an impairment charge of $1.6 million to reflect its fair value as a result of a recent appraisal. The carrying value approximates the fair value of the aircraft. It is classified as held-for-sale and is included in “Prepaid expenses and other current assets.”

Facilities Relocation and other transition costs	Change
Severance, retention and other payroll costs	$3.0
Consulting and professional fees	0.9
Relocation costs	0.6
Accelerated depreciation expense	0.6
Other	0.4
$5.5

During the first quarter of 2012, the Companies incurred “Facilities relocation and other transition costs” aggregating $5.5 million, which are related to the ongoing relocation of the Atlanta restaurant support center to Ohio which is expected to be completed by the third quarter of 2012.

Transaction Related Costs

During the three months ended April 1, 2012 and April 3, 2011, Wendy’s Restaurants incurred “Transaction related costs” of $0.6 million and $1.3 million (which are included in the total $1.9 million recorded by The Wendy’s Company), respectively, resulting from the sale of Arby’s.

Interest Expense	Change
Deferred financing costs	$(0.8)
Other	(0.3)
Total Wendy’s Restaurants	(1.1)
Corporate debt	(0.1)
Total The Wendy’s Company	$(1.2)

The decrease in interest expense in the first quarter of 2012 was primarily due to the amortization of additional deferred financing costs in the first quarter of 2011 as a result of the $24.9 million excess cash flow payment made on our Term Loan which did not recur in the first quarter of 2012.

Gain on Sale of Investment, Net

On February 2, 2012, Jurl completed the sale of our investment in Jurlique for which we received proceeds of $27.3 million, which is net of $3.5 million held in escrow and included in “Accounts and notes receivable.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of $28.5 million Australian dollars. We recorded a “Gain on sale of investment, net” of $27.4 million, which included a loss of $2.9 million on the settlement of the derivative transaction discussed above.

(Provision for) Benefit from Income Taxes	Change
	Wendy’s Restaurants	The Wendy’s Company
	2012	2012
Federal and state benefit on variance in income (loss) from continuing operations before income taxes	$1.7	$(8.5)
Other	0.2	0.7
	$1.9	$(7.8)

Our income taxes in 2012 and 2011 were impacted by variations in income from continuing operations before tax adjusted for recurring items.

Net Income Attributable to Noncontrolling Interests

We have reflected net income attributable to noncontrolling interests of $2.3 million, net of income tax benefit of $1.3 million in the three months ended April 1, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided the Former Executives, and certain other former employees, equity and profits interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives.

Loss from Discontinued Operations, Net of Income Taxes

The loss from discontinued operations, net of income taxes, in the first quarter of 2011 was a result of the sale of Arby’s on July 4, 2011 (the first day of our third quarter) and includes a loss from discontinued operations of $2.2 million, net of income tax benefit of $1.1 million.

Liquidity and Capital Resources

The Companies’ discussion below regarding its liquidity and capital resources includes both Wendy’s and Arby’s. Arby’s cash flows for the three months ended April 3, 2011 have been included in, and not separately reported from, our cash flows. The following tables included throughout Liquidity and Capital Resources present dollars in millions.

Net Cash Used in Operating Activities

(The Wendy’s Company)

Cash used in operating activities increased $68.6 million in the first quarter of 2012 as compared to the first quarter of 2011, primarily due to the following:

•	a $29.4 million decrease in the timing of receipt of deferred vendor incentives, as Q1 2012 payments have not yet been received;

•	a $27.4 million gain on sale of our cost investment in Jurlique included in net income; and

•	a $16.5 million increase in the use of cash resulting from changes in accounts payable balances for the comparable cash flow periods.

(Wendy’s Restaurants)

Cash used in operating activities increased $55.7 million in the first quarter of 2012 as compared to the first quarter of 2011, primarily due to the following:

•	a $29.4 million decrease in the timing of receipt of deferred vendor incentives, as Q1 2012 payments have not yet been received;

•	a $15.8 million increase in the use of cash resulting from changes in accounts payable balances for the comparable cash flow periods;

•	a $9.7 million decrease in depreciation and amortization primarily as a result of Arby's depreciation and amortization in 2011;

•	a $6.7 million decrease in impairment of long-lived assets as compared to the prior period;

partially offset by a $13.1 million payment in 2011 under a tax sharing agreement with The Wendy’s Company net of amounts accrued under this tax sharing agreement. No similar payments or accruals were made under this tax sharing agreement in 2012.

Additionally, for the three months ended in 2012, the Companies had the following significant uses and sources of cash other than from operating activities:

•
Cash capital expenditures totaling $47.0 million, which included $8.8 million for the remodeling of restaurants, $7.2 million for the construction of new restaurants, and $31.0 million for various capital projects;

(The Wendy’s Company)

•	Repayments of long-term debt of $6.4 million;

•	Dividend payments of $7.8 million; and

•	Proceeds from the sale of our cost investment in Jurlique, net of distributions to the noncontrolling interests, of $20.7 million.
The net cash used in our business before the effect of exchange rate changes on cash was approximately $57.8 million and $65.9 million for The Wendy’s Company and Wendy’s Restaurants, respectively.

Sources and Uses of Cash for the Remainder of 2012

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2012, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $188 million, which would result in total cash capital expenditures for the year of approximately $235 million;

•	Potential restaurant acquisitions and dispositions;
(The Wendy’s Company)

•	Quarterly cash dividends aggregating up to approximately $23.4 million as discussed below in “Dividends;” and

(Wendy’s Restaurants)

•	Potential intercompany dividends and fees.

Based upon current levels of operations, the Companies expect that cash flows from Wendy’s operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Refinancing of Credit Agreement and Tender Offer for Senior Notes

On April 3, 2012, Wendy’s commenced the marketing of a new $1,325.0 million senior secured credit facility (the “Proposed Credit Facility”). The Proposed Credit Facility is expected to be comprised of a $200.0 million revolving credit facility, which would mature in 2017, and a $1,125.0 million term loan, which would mature in 2019.
Wendy’s expects to use the proceeds from the Proposed Credit Facility (1) to refinance the existing Credit Agreement, including the repayment of the Term Loan of Wendy’s Restaurants, (2) to finance the redemption or repurchase of Wendy’s Restaurants’ outstanding Senior Notes, as further described below and (3) for general corporate purposes, including payment of financing costs and other expenses in connection with the Proposed Credit Facility and the related transactions. The closing of the Proposed Credit Facility is subject to successful marketing and other conditions, and there can be no assurance that Wendy’s will be able to enter into the Proposed Credit Facility, or complete the refinancing of Wendy’s Restaurants’ Credit Agreement or the redemption or repurchase of the Senior Notes.

On April 17, 2012, as amended on May 1, 2012, Wendy’s Restaurants commenced a tender offer to purchase any and all of its Senior Notes. Holders who validly tender Senior Notes and deliver consents to the proposed amendments prior to the early tender deadline of 5:00 p.m., Eastern time, on May 14, 2012 will receive the total consideration of $1,081.25 per $1 thousand principal amount (per Senior Note amounts not in thousands) of the Senior Notes, which includes an early tender premium/consent payment of $20.00 per $1 thousand principal amount of the Senior Notes, plus any accrued and unpaid interest on the Senior Notes up to, but not including, the payment date.

The tender offer is being made in connection with a proposed refinancing of the indebtedness of Wendy’s Restaurant as described above.  Subject to market conditions and other factors, Wendy’s Restaurants intends to redeem any Senior Notes that remain outstanding following the completion of the tender offer.
In connection with the tender offer, Wendy’s Restaurants is soliciting consents from holders of the Senior Notes to certain proposed amendments to the indenture governing the Senior Notes. The proposed amendments would, among other modifications, eliminate substantially all of the restrictive covenants and certain event of default provisions contained in the indenture governing the Senior Notes. The proposed amendments would also eliminate the requirement that Wendy’s Restaurants file annual, quarterly and current reports with the Securities and Exchange Commission. Upon receipt of consents from holders of a majority in aggregate principal amount of the outstanding Senior Notes not owned by Wendy’s Restaurants or any of its affiliates, Wendy’s Restaurants would execute a supplemental indenture giving effect to the proposed amendments.

In connection with the refinancing of the existing Credit Agreement and the tender offer and anticipated complete redemption of the Senior Notes, the Company anticipates that it will incur debt extinguishment costs of approximately $10.2 million and $0.4 million for the Credit Agreement and $11.4 million and $53.2 million for the Senior Notes in the second and third quarters of 2012, respectively.

Dividends

(The Wendy’s Company)

On March 15, 2012, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock, aggregating $7.8 million. On May 2, 2012, The Wendy’s Company declared dividends of $0.02 per share to be paid on June 15, 2012 to shareholders of record as of June 1, 2012. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2012 at the same rate as declared in our 2012 first quarter, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2012 would be approximately $23.4 million based on the number of shares of its common stock outstanding at May 1, 2012. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

(Wendy’s Restaurants)

As of April 1, 2012, under the terms of the Wendy’s Restaurants’ credit agreement, there was $82.9 million available for the payment of dividends directly to The Wendy’s Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes from the information contained in the Companies’ Annual Report on Form 10-K as of April 1, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of The Wendy’s Company and Wendy’s Restaurants, under the supervision and with the participation of their Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2012. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2012, the disclosure controls and procedures of The Wendy’s Company and Wendy’s Restaurants were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by each company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by each company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of The Wendy’s Company and Wendy’s Restaurants during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of April 1, 2012, the Companies had reserves for continuing operations for all of its legal and environmental matters aggregating $2,305. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Annual Report on Form 10-K (the “Form 10-K”) described certain tax-related claims between Wendy’s International, Inc. and Tim Hortons Inc. (“THI”).  Since the date the Form 10-K was filed, the parties have agreed on a mediator.  We cannot estimate a range of possible loss, if any, for this matter at this time since, among other things, it is still in a preliminary stage, significant factual and legal issue are unresolved, no mediation sessions have been held, and the mediation will be non-binding.  If no agreed resolution is reached, the matter would be resolved either by litigation or binding mandatory arbitration, in which case various motions would be submitted and discovery would occur.  If no agreed resolution is reached, Wendy’s intends to vigorously assert its claim and defend against the THI claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first fiscal quarter of 2012:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2, 2012 through February 5, 2012	8,924	$5.20	—	$—
February 6, 2012 through March 4, 2012	356,755	$5.24	—	$—
March 5, 2012 through April 1, 2012	235,288	$4.83	—	$—
Total	600,967	$5.08	—	$—

(1) Represents shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting date of such awards.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

10.1	Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner.* **
10.2	Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy’s Company and Darrell van Ligten. * **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 8, 2012	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 8, 2012	By: /s/Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S RESTAURANTS, LLC (Registrant)
Date: May 8, 2012	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 8, 2012	By: /s/Steven B. Graham
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

10.1	Letter Agreement dated as of March 16, 2012 by and between The Wendy's Company and Craig S. Bahner.* **
10.2	Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy's Company and Darrell van Ligten. * **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Chief Executive Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer of Wendy’s Restaurants, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
_______________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”