Form 10-Q
period 2012-07-01
Wendy's Co
filed 2012-08-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012

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
Yes [ ] No [x]

There were 390,735,791 shares of The Wendy’s Company common stock outstanding as of August 1, 2012.

Explanatory Note

Wendy’s Restaurants, LLC (“Wendy's Restaurants”) is a wholly-owned subsidiary of The Wendy’s Company. Wendy’s Restaurants was obligated to file periodic reports with the Securities and Exchange Commission (“SEC”) pursuant to the terms of the indenture governing the Wendy’s Restaurants’ 10.00% Senior Notes due 2016 (the “Senior Notes”). Following the redemption of the Senior Notes by Wendy’s Restaurants on July 16, 2012, there were no longer any Senior Notes outstanding. As a result of the redemption and the termination of the indenture governing the Senior Notes pursuant to its terms, Wendy’s Restaurants is no longer filing reports with the SEC.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 1, 2012	January 1, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$435,100	$475,231
Accounts and notes receivable	72,976	68,349
Inventories	12,322	12,903
Prepaid expenses and other current assets	39,425	27,397
Deferred income tax benefit	84,285	93,384
Advertising funds restricted assets	85,868	69,672
Total current assets	729,976	746,936
Properties	1,205,883	1,192,200
Goodwill	873,786	870,431
Other intangible assets	1,313,552	1,304,288
Investments	115,863	119,271
Deferred costs and other assets	71,421	67,542
Total assets	$4,310,481	$4,300,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,905	$6,597
Accounts payable	53,081	81,301
Accrued expenses and other current liabilities	199,599	210,698
Advertising funds restricted liabilities	85,868	69,672
Total current liabilities	348,453	368,268
Long-term debt	1,384,373	1,350,402
Deferred income	19,123	6,523
Deferred income taxes	457,529	470,521
Other liabilities	107,429	108,885
Commitments and contingencies
Stockholders’ equity:
Common stock	47,042	47,042
Additional paid-in capital	2,781,266	2,779,871
Accumulated deficit	(443,762)	(434,999)
Common stock held in treasury, at cost	(392,246)	(395,947)
Accumulated other comprehensive income	1,274	102
Total stockholders’ equity	1,993,574	1,996,069
Total liabilities and stockholders’ equity	$4,310,481	$4,300,668

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)
Revenues:
Sales	$566,116	$544,237	$1,086,045	$1,053,523
Franchise revenues	79,752	78,222	153,010	151,401
	645,868	622,459	1,239,055	1,204,924
Costs and expenses:
Cost of sales	483,080	464,798	938,547	903,669
General and administrative	73,345	74,456	145,649	149,141
Depreciation and amortization	35,947	29,842	68,258	60,156
Impairment of long-lived assets	3,270	365	7,781	8,262
Facilities relocation and other transition costs	9,426	—	14,957	—
Transaction related costs	562	5,039	1,174	6,923
Other operating expense, net	1,847	525	3,382	1,322
	607,477	575,025	1,179,748	1,129,473
Operating profit	38,391	47,434	59,307	75,451
Interest expense	(28,002)	(28,089)	(56,237)	(57,531)
Loss on early extinguishment of debt	(25,195)	—	(25,195)	—
Gain on sale of investment, net	—	—	27,407	—
Other income, net	640	337	2,164	590
(Loss) income from continuing operations before income taxes and noncontrolling interests	(14,166)	19,682	7,446	18,510
Benefit from (provision for) income taxes	8,673	(8,308)	1,795	(7,432)
(Loss) income from continuing operations	(5,493)	11,374	9,241	11,078
Discontinued operations:
Income from discontinued operations, net of income taxes	—	3,672	—	2,559
Loss on disposal of discontinued operations, net of income tax benefit	—	(3,780)	—	(3,780)
Net loss from discontinued operations	—	(108)	—	(1,221)
Net (loss) income	(5,493)	11,266	9,241	9,857
Net income attributable to noncontrolling interests	—	—	(2,384)	—
Net (loss) income attributable to The Wendy’s Company	$(5,493)	$11,266	$6,857	$9,857

Basic and diluted (loss) income per share attributable to The Wendy’s Company:
Continuing operations	$(.01)	$.03	$.02	$.03
Discontinued operations	—	—	—	(.01)
Net (loss) income	$(.01)	$.03	$.02	$.02

Dividends per share	$.02	$.02	$.04	$.04

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)

Net (loss) income	$(5,493)	$11,266	$9,241	$9,857
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(3,353)	269	1,389	7,918
Change in unrecognized pension loss, net of income tax benefit (provision) of $127 and $(21), respectively	—	—	(217)	(46)
Other comprehensive (loss) income, net	(3,353)	269	1,172	7,872
Comprehensive (loss) income	(8,846)	11,535	10,413	17,729
Comprehensive income attributable to noncontrolling interests	—	—	(2,384)	—
Comprehensive (loss) income attributable to The Wendy’s Company	$(8,846)	$11,535	$8,029	$17,729

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$9,241	$9,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,558	82,269
Loss on early extinguishment of debt	25,195	—
Amortization of deferred financing costs	2,718	3,509
Net receipt of deferred vendor incentives	12,486	19,764
Accretion of long-term debt	4,148	4,163
Impairment of long-lived assets	7,781	9,820
Distributions received from joint venture	6,694	6,501
Share-based compensation provision	5,164	6,660
Non-cash rent expense	874	4,114
Deferred income tax (benefit) provision, net	(3,586)	3,601
Equity in earnings in joint ventures, net	(4,914)	(5,100)
Gain on sale of investment, net	(27,407)	—
Other, net	1,747	(75)
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,115)	(5,575)
Inventories	730	(750)
Prepaid expenses and other current assets	(6,740)	(12,147)
Accounts payable	(7,140)	14,604
Accrued expenses and other current liabilities	(24,904)	(8,616)
Net cash provided by operating activities	68,530	132,599
Cash flows from investing activities:
Capital expenditures	(84,079)	(55,966)
Restaurant acquisitions	(21,779)	(6,613)
Franchise incentive loans, net	(1,001)	—
Proceeds from sale of investment	24,374	—
Investment in joint venture	—	(1,183)
Proceeds from dispositions	907	2,565
Other, net	(564)	147
Net cash used in investing activities	(82,142)	(61,050)
Cash flows from financing activities:
Proceeds from long-term debt	619,437	—
Repayments of long-term debt	(602,823)	(34,768)
Deferred financing costs	(15,602)	(36)
Premium payment on redemption of Senior Notes	(10,093)	—
Repurchases of common stock	—	(37,400)
Dividends paid	(15,597)	(16,750)
Distributions to noncontrolling interests	(3,667)	—
Proceeds from stock option exercises	1,544	3,340
Other, net	52	(119)
Net cash used in financing activities	(26,749)	(85,733)
Net cash used in operations before effect of exchange rate changes on cash	(40,361)	(14,184)
Effect of exchange rate changes on cash	230	1,200
Net decrease in cash and cash equivalents	(40,131)	(12,984)
Cash and cash equivalents at beginning of period	475,231	512,508
Cash and cash equivalents at end of period	$435,100	$499,524

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$51,678	$61,050
Income taxes, net of refunds	$8,271	$7,018

Supplemental non-cash investing and financing activities:
Total capital expenditures	$99,040	$57,055
Cash capital expenditures	(84,079)	(55,966)
Non-cash capitalized lease and certain sales-leaseback obligations (1)	$14,961	$1,089

(1) Includes $14,771 of capitalized lease obligations related to the acquisition of Wendy’s franchised restaurants during the second quarter of 2012 as further discussed in Note 3.

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of July 1, 2012 and the results of our operations for the three and six months ended July 1, 2012 and July 3, 2011 and our cash flows for the six months ended July 1, 2012 and July 3, 2011. The results of operations for the three and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for the full 2012 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”).

The principal subsidiary of the Company is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan (the “Japan JV”)) are not material. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three month and six month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”), a direct 100% owned subsidiary holding company of the Company, completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Information related to Arby’s has been reflected in the accompanying unaudited condensed consolidated financial statements as follows:

•	Statements of operations - Arby’s income from operations for the three months and six months ended July 3, 2011 have been classified as discontinued operations.

•	Statement of cash flows - Arby’s cash flows for the six months ended July 3, 2011 have been included in, and not separately reported from, our consolidated cash flows.
Our unaudited condensed consolidated statements of operations for the three months and six months ended July 3, 2011 (prior to the sale of Arby’s) includes certain indirect corporate overhead costs in “General and administrative,” which, for segment reporting purposes, had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that was assumed by the buyer in the sale has been included in discontinued operations; however, interest expense on Wendy’s Restaurants’ credit agreement, which was not required to be repaid as a result of the sale, continued to be included in “Interest expense” in continuing operations.

We incurred “Transaction related costs” resulting from the sale of Arby’s of $562 and $1,174 during the three and six months ended July 1, 2012, respectively, and $5,039 and $6,923 during the three and six months ended July 3, 2011, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table details Arby’s revenues and income from operations for the three months and six months ended July 3, 2011, which have been reported in discontinued operations:

	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Revenues	$281,094	$546,453

Income from discontinued operations, net of income taxes:
Income from discontinued operations before income taxes	$6,472	$4,279
Provision for income taxes	(2,800)	(1,720)
	3,672	2,559
Loss on disposal of discontinued operations, net of income tax benefit	(3,780)	(3,780)
Net loss from discontinued operations	$(108)	$(1,221)

(3) Acquisitions and Other Dispositions

On June 11, 2012, Wendy’s acquired 30 Wendy's franchised restaurants in the Austin, Texas area from Pisces Foods, L.P. (“Pisces”) and Near Holdings, L.P., pursuant to the terms of an Asset Purchase Agreement dated as of June 5, 2012 (the “Pisces Acquisition”). The purchase price was $19,243 in cash, including closing adjustments. Further adjustments will occur in the future as provided in the Asset Purchase Agreement. Wendy’s also agreed to lease the real estate, buildings and improvements related to 23 of the acquired restaurants from Pisces which were considered part of the purchase transaction and to assume ground leases for five of the acquired restaurants and building leases for two of the acquired restaurants. Wendy’s did not incur any material acquisition-related costs associated with the Pisces Acquisition.

The operating results of the 30 Wendy’s franchised restaurants acquired have been included in our condensed consolidated financial statements beginning on the acquisition date. Such results were not material to our condensed consolidated financial statements. In accordance with GAAP, the Pisces Acquisition is being accounted for using the acquisition method.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents the preliminary computation of total purchase price and fair value of assets acquired and liabilities assumed at the acquisition date. The amounts remain subject to finalization during the measurement period, not to exceed one year.

Total purchase price paid in cash	$19,243
Identifiable assets acquired and liabilities assumed:
Cash	58
Inventories	149
Properties	12,983
Deferred taxes and other assets	1,627
Acquired territory rights	18,480
Favorable ground leases	170
Capitalized lease obligations	(14,771)
Deferred vendor incentives (a)	(332)
Unfavorable leases	(823)
Other liabilities	(952)
Total identifiable net assets	16,589
Goodwill (preliminary) (b)	$2,654
_________________________

(a)	Included in “Deferred income.”

(b)	This goodwill is not deductible or amortizable for income tax purposes.

The preliminary fair values of the identifiable assets acquired were determined using one of the valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

The pro forma revenue and earnings of the combined companies had the acquisition date been January 3, 2011 are as follows:

	Three Months Ended July 1, 2012		Three Months Ended July 3, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$566,116	$574,881	$544,237	$555,673
Franchise revenues	79,752	79,400	78,222	77,762
Total revenues	$645,868	$654,281	$622,459	$633,435
Operating profit	$38,391	$38,777	$47,434	$48,000
Net (loss) income	(5,493)	(5,188)	11,266	11,735
Net (loss) income attributable to The Wendy’s Company	(5,493)	(5,188)	11,266	11,735
Basic and diluted (loss) income per share	$(.01)	$(.01)	$.03	$.03

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Six Months Ended July 1, 2012		Six Months Ended July 3, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$1,086,045	$1,105,921	$1,053,523	$1,076,339
Franchise revenues	153,010	152,213	151,401	150,492
Total revenues	$1,239,055	$1,258,134	$1,204,924	$1,226,831
Operating profit	$59,307	$60,383	$75,451	$76,901
Net income	9,241	10,117	9,857	11,035
Net income attributable to The Wendy’s Company	6,857	7,733	9,857	11,035
Basic and diluted income per share	$.02	$.02	$.02	$.03

This As Adjusted data is presented for comparative purposes only and does not purport to be indicative of the Company’s actual results of operations had the Pisces Acquisition actually occurred as of January 3, 2011 or of the Company's future results of operations. Wendy’s did not have any material non-recurring adjustments associated with the Pisces Acquisition.

Other acquisitions and other dispositions

During the first quarter of 2012, the Company also acquired two Wendy’s franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

During the first half of 2011, the Company acquired nine Wendy’s franchised restaurants in three separate acquisitions. The total consideration for these acquisitions was $7,673, consisting of (1) $6,613 of cash, net of $55 of cash acquired, and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $3,689 recognized as goodwill.

During the first half of 2012, one other restaurant disposition by the Company was not significant. During first half of 2011, two other restaurant acquisitions by the Company were not significant.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our investment in TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of operations:

	Six Months Ended
	July 1, 2012	July 3, 2011
Balance at beginning of period	$91,742	$98,631
Equity in earnings for the period	6,545	6,588
Amortization of purchase price adjustments (a)	(1,554)	(1,371)
	4,991	5,217
Distributions received	(6,694)	(6,501)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	475	3,990
Balance at end of period (b)	$90,514	$101,337
_____________________

(a)	Based upon an original average aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the six months ended July 1, 2012 and July 3, 2011, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	July 1, 2012		July 3, 2011
Balance sheet information:
Properties	C$	72,981	C$	76,837
Cash and cash equivalents	2,719		2,503
Accounts receivable	4,624		5,103
Other	2,654		2,755
	C$	82,978	C$	87,198

Accounts payable and accrued liabilities	C$	1,270	C$	951
Other liabilities	8,556		9,100
Partners’ equity	73,152		77,147
	C$	82,978	C$	87,198

	Six Months Ended
	July 1, 2012		July 3, 2011
Income statement information:
Revenues	C$	19,401	C$	18,985
Income before income taxes and net income	13,177		13,219

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) for which we received proceeds of $27,287, net of the amount held in escrow. The amount held in escrow as of July 1, 2012 was $3,327, which was adjusted for foreign currency translation, and was included in “Deferred costs and other assets.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of $28,500 Australian dollars. We recorded a “Gain on sale of investment, net” of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed above.

We have reflected net income attributable to noncontrolling interests of $2,384, net of income tax benefit of $1,283, in the six months ended July 1, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

(5) Long-Term Debt

Long-term debt consisted of the following:

	July 1, 2012	January 1, 2012
Term Loan, due in 2019	$619,691	$—
Senior Notes, repaid in July 2012	433,598	554,901
Term Loan, repaid in May 2012	—	466,062
6.20% senior notes, due in 2014	225,600	224,643
7% debentures, due in 2025	1,462	1,466
Capitalized lease obligations, due through 2040	30,303	15,222
Sale-leaseback obligations, due through 2029	82,917	82,342
6.54% aircraft term loan, repaid in June 2012	707	1,060
Other	—	11,303
	1,394,278	1,356,999
Less amounts payable within one year	(9,905)	(6,597)
Total long-term debt	$1,384,373	$1,350,402

Except as described below, the Company did not have any significant changes to its long-term debt as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Credit Agreement

On May 15, 2012, Wendy’s entered into a Credit Agreement (the “Credit Agreement”), which includes a senior secured term loan facility (the “Term Loan”) of $1,125,000 and a senior secured revolving credit facility of $200,000 and contains provisions for an uncommitted increase of up to $275,000 principal amount of the revolving credit facility and/or Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets and stock of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries), and 65% of the stock of certain of its foreign subsidiaries in each case subject to certain limitations and exceptions.

The Term Loan was issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113,750 with draws on May 15, 2012 and July 16, 2012 (subsequent to the end of our second quarter). The discount of $11,250 will be accreted and the related charge included in “Interest expense” through the maturity of the Term Loan.

The net proceeds and respective discounts for draws under the Term Loan are as follows:

	May 15, 2012	Subsequent Event	Total
Net proceeds	$619,437	$494,313	$1,113,750
Discount	6,257	4,993	11,250
Total	$625,694	$499,306	$1,125,000

The Term Loan is due not later than May 15, 2019 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments beginning in the fourth quarter of 2012, with the remaining balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Credit Agreement. The revolving credit facility expires not later than May 15, 2017. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. As of July 1, 2012, there were no amounts outstanding under the revolving credit facility, except for $19,000 of letters of credit issued in the normal course of business.

The interest rate on the Term Loan and amounts borrowed under the revolving credit facility is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 4.75% as of July 1, 2012.

Wendy’s incurred $15,602 in costs related to the Credit Agreement, which are being amortized to “Interest expense” through the maturity of the Term Loan utilizing the effective interest rate method. No costs related to the Credit Agreement were incurred from the Term Loan draw on July 16, 2012.

Proceeds from the Term Loan draw on May 15, 2012 were used (1) to repay all amounts outstanding under the prior credit agreement, (2) to purchase $124,225 aggregate principal amount of Wendy’s Restaurants’ 10.00% Senior Notes due 2016 (the “Senior Notes”) at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest and (3) to pay fees and expenses. Proceeds from the Term Loan draw on July 16, 2012, subsequent to the end of our second quarter, were used to purchase $440,775 aggregate principal amount of remaining Senior Notes outstanding at a redemption price of 107.5% of the principal amount plus accrued and unpaid interest.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company incurred a loss on the early extinguishment of debt for the draws on the Term Loan, as described above, as follows:

	Three Months Ended July 1, 2012	Subsequent Event
Premium payment to redeem Senior Notes	$10,093	$33,058
Unaccreted discount on Senior Notes	2,086	7,186
Deferred costs associated with the Senior Notes	2,796	9,562
Unaccreted discount on prior credit agreement	1,695	—
Deferred costs associated with the prior credit agreement	8,525	—
Loss on early extinguishment of debt	$25,195	$49,806

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with all covenants of the Credit Agreement as of July 1, 2012.

Aircraft Term Loan

During the first quarter of 2012, the Company made a $3,911 prepayment on its aircraft financing facility to comply with a requirement that the outstanding principal balance be no more than 85% of the appraised value of the aircraft. On June 25, 2012, the Company voluntarily repaid the remaining outstanding principal, including accrued interest thereon related to this facility, totaling $6,656.

(6) Fair Value of Financial Instruments

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of July 1, 2012, the carrying amounts and estimated fair values of The Wendy’s Company’s financial instruments, for which the disclosure of fair values is required, are as follows:

	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Non-current cost investments (a)	$25,349	$34,993	Level 3
Interest rate swaps (b)	10,254	10,254	Level 2

Financial liabilities
Long-term debt, including current portion:
Term Loan, due in 2019	$619,691	$621,941	Level 2
Senior Notes, repaid in July 2012	433,598	469,425	Level 2
6.20% senior notes, due in 2014	225,600	248,529	Level 2
7% debentures, due in 2025	82,917	89,300	Level 2
Capitalized lease obligations (c)	30,303	31,277	Level 3
Sale-leaseback obligations (c)	1,462	1,528	Level 3
Other	707	707	Level 3
Total long-term debt, including current portion	$1,394,278	$1,462,707

Guarantees of:
Franchisee loans obligations (d)	$740	$740	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on its sale in July 2011 and our subsequent review of Arby’s current unaudited financial information. The fair value of the remaining investments were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we relied on our review of valuations performed by the investment managers or investees or third-party appraisals.

(b)	The interest rate swaps (and cash and cash equivalents as described below) are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

(c)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(d)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at the inception of each program adjusted for a history of defaults.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the fair values for those assets and liabilities of continuing operations measured at fair value during the six months ended July 1, 2012 on a non-recurring basis. Total losses include losses recognized from all non-recurring fair value measurements during the six months ended July 1, 2012. See Note 7 for more information on the impairment of our long-lived assets.

		Fair Value Measurements
	July 1, 2012	Level 1	Level 2	Level 3	Six Months Ended July 1, 2012 Total Losses
Properties (a)	$4,604	$—	$—	$4,604	$6,150
Other intangible assets	—	—	—	—	3
Aircraft (b)	6,741	—	—	6,741	1,628
Total	$11,345	$—	$—	$11,345	$7,781
_______________

(a)
The fair values of impaired assets were generally estimated based on the present values of the associated cash flows and market values with respect to land. The impaired assets consist of land and buildings, are classified as held-for-sale and included in “Prepaid expenses and other current assets.”

(b)	The carrying value of the aircraft, which reflects current market conditions, approximated its fair value.

Interest rate swaps

Our derivative instruments for the periods presented included interest rate swaps on our 6.20% senior notes with notional amounts totaling $225,000 that were all designated as fair value hedges. At July 1, 2012 and January 1, 2012, the fair value of these interest rate swaps of $10,254 and $11,695, respectively, was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of our 6.20% senior notes. Interest income on the interest rate swaps was $1,404 and $2,730 for the three and six months ended July 1, 2012, respectively, and $1,435 and $2,848 for the three and six months ended July 3, 2011, respectively.

(7) Impairment of Long-Lived Assets

During the second quarter of 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations. The closing of these restaurants resulted in an impairment charge of $3,270. In addition, we incurred costs related to these restaurant closings of $1,477, primarily for continuing lease obligations, which are included in “Other operating expense, net.”

Our company-owned restaurant impairment losses in the first quarter of 2012 and for the three and six months ended July 3, 2011, predominantly reflect impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants, and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Also, during the second quarter of 2012, we reclassified our company-owned aircraft as held and used from its previous held-for-sale classification. In the first half of 2012, the Company recorded an impairment charge of $1,628 on the company-owned aircraft. As of July 1, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.” See Note 13 for information regarding an amended and restated lease agreement for the company-owned aircraft.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Impairment of company-owned restaurants:
Properties	$3,270	$365	$6,150	$6,449
Intangible assets	—	—	3	1,813
Aircraft	—	—	1,628	—
Total	$3,270	$365	$7,781	$8,262

Arby’s impairment losses for the six months ended July 3, 2011 were not significant and are included in discontinued operations and are not included in the table above. See Note 2 for more information on discontinued operations.

(8) Facilities Relocation and Other Transition Costs

As announced in December 2011, we are relocating the Company’s Atlanta restaurant support center to Ohio. The Company expects to expense costs aggregating approximately $28,000 in 2012 and $2,600 in 2013 related to its relocation and other transition activities which are expected to be substantially completed during the third quarter of 2012. The costs expected to be expensed in 2013 primarily relate to severance and other costs for employees who will be assisting in the transition activities through the early part of 2013.

The components of “Facilities relocation and other transition costs” for the three and six months ended July 1, 2012, as well as the total expected to be incurred and total incurred since inception are presented in the table below:

	Three Months Ended July 1, 2012	Six Months Ended July 1, 2012	Total Incurred Since Inception	Total Expected to be Incurred
Severance, retention and other payroll costs	$4,317	$7,316	$12,661	$12,849
Relocation costs	1,505	2,081	2,081	6,652
Existing facilities closure costs	133	177	177	5,537
Consulting and professional fees	1,933	2,818	2,818	6,042
Other	879	1,265	1,250	3,090
	8,767	13,657	18,987	34,170
Accelerated depreciation	659	1,300	1,497	1,925
Total	$9,426	$14,957	$20,484	$36,095

The increase in the Total Expected to be Incurred noted above as compared to our 2011 year end estimate relates primarily to additional professional fees that became determinable during our 2012 first quarter.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

An analysis of related activity in the facilities relocation and other transition costs accrual which is included in “Accrued expenses and other current liabilities” is as follows:

	Balance			Balance
	January 1, 2012	Charges	Payments	July 1, 2012
Severance, retention and other payroll costs	$5,345	$7,316	$(4,862)	$7,799
Relocation costs	—	2,081	(1,035)	1,046
Existing facilities closure costs	—	177	(177)	—
Consulting and professional fees	—	2,818	(1,939)	879
Other	—	1,265	(1,124)	141
	$5,345	$13,657	$(9,137)	$9,865

(9) Income Taxes

The Company’s effective tax rate benefit for the three months ended July 1, 2012 and effective tax rate for the three months ended July 3, 2011 was 61.2% and 42.2%, respectively, on (loss) income from continuing operations. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, (3) a net reduction in deferred state taxes related to the Company’s debt refinancing and related corporate activities, (4) adjustments related to prior year tax matters, and (5) changes in our estimated full year tax rates.
The Company’s effective tax rate benefit for the six months ended July 1, 2012 and effective tax rate for the six months ended July 3, 2011 was 24.1% and 40.2%, respectively, on income from continuing operations. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, (3) a net reduction in deferred state taxes related to the Company’s debt refinancing and related corporate activities, and (4) adjustments related to prior year tax matters.
There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the six month periods ended July 1, 2012 and July 3, 2011.
The Company participates in the Internal Revenue Service Compliance Assurance Process. During the six months ended July 1, 2012, we concluded without adjustment the examination of our tax year ended January 2, 2011.
(10) (Loss) Income Per Share

Basic (loss) income per share for the three and six months ended July 1, 2012 and July 3, 2011 was computed by dividing income amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. (Loss)income amounts attributable to The Wendy’s Company used to calculate basic and diluted (loss) income per share were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Amounts attributable to The Wendy’s Company:
(Loss) income from continuing operations	$(5,493)	$11,374	$6,857	$11,078
Net loss from discontinued operations	—	(108)	—	(1,221)
Net (loss) income	$(5,493)	$11,266	$6,857	$9,857

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The weighted average number of shares used to calculate basic and diluted (loss) income per share was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Common stock:
Weighted average basic shares outstanding	389,978	417,676	389,840	418,098
Dilutive effect of stock options and restricted shares	—	1,563	2,161	1,317
Weighted average diluted shares outstanding	389,978	419,239	392,001	419,415

Diluted (loss) income per share for the three months and six months ended July 1, 2012 and July 3, 2011 was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. Diluted loss per share for the three months ended July 1, 2012 was the same as basic loss per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities would have been antidilutive. For the six months ended July 1, 2012, we excluded 19,541 of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects. For the three months and six months ended July 3, 2011, we excluded 15,250 and 18,295, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

(11) Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	July 1, 2012	July 3, 2011
Balance, beginning of year	$1,996,069	$2,163,174
Comprehensive income	8,029	17,729
Share-based compensation	5,164	6,660
Exercises of stock options	1,062	3,283
Dividends paid	(15,597)	(16,750)
Tax charge from share-based compensation	(1,186)	—
Repurchases of common stock for treasury	—	(46,622)
Other	33	(52)
Balance, end of the period	$1,993,574	$2,127,422

(12) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes to its guarantees, other commitments and contingencies as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

Japan Joint Venture Guarantee

In 2012, the Company (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of July 1, 2012, our portion of these contingent obligations totaled approximately $4,200 (¥350,100) based upon then current rates of exchange. The

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

fair value of our guarantees is immaterial. The Company anticipates that our share of any additional guarantees, after the agreement of our joint venture partners to reimburse and otherwise indemnify us for their 51% share of the guarantee, of up to $3,300 may be necessary in 2012.

Capital Expenditures Commitments

As of July 1, 2012, the Company had approximately $7,422 of outstanding commitments for capital expenditures expected to be paid in the third quarter of 2012.

(13) Transactions with Related Parties

The following is a summary of ongoing transactions between the Company and its related parties, which are included in continuing operations and includes any updates and amendments since those reported in the Form 10-K:

	Six Months Ended
	July 1, 2012	July 3, 2011
SSG agreement (a)	$—	$(2,275)
Subleases with related parties (b)	(95)	(82)
Transactions with the Management Company (c):
Advisory fees	$—	$500
Sublease income	(683)	(818)
Use of company-owned aircraft (d)	(92)	(60)
Liquidation services agreement	—	220
Distributions of proceeds to noncontrolling interests (see Note 4)	3,667	—
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

(b)
The Company received $95 and $59 of sublease income from QSCC during the first half of 2012 and 2011, respectively, and $23 of sublease income from SSG during the first half 2011, both of which have been recorded as reductions of “General and administrative.”

Transactions with the Management Company

(c)
The Company had the following transactions with a management company that was formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”): (1) paid service fees of $500 in connection with a services agreement that expired on June 30, 2011, and recorded amortization of $220 related to fees paid for assistance in the sale, liquidation or other disposition of certain of our investments under a liquidation services agreement, which also expired on June 30, 2011, both of which are included in “General and administrative” in the first half of 2011, and (2) recorded income of $683 and $818 during the first six months of 2012 and 2011, respectively, under an office sublease agreement, which expired in May 2012 and has been recorded as a reduction of “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(d)
The company-owned aircraft was being leased under an aircraft lease agreement with TASCO, LLC (an affiliate of the Management Company) (“TASCO”), which expired on June 30, 2012. The Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012, and effective as of August 1, 2012, entered into an amended and restated lease agreement that will expire on January 5, 2014. Under the amended and restated lease agreement, TASCO will pay all costs associated with the operation, maintenance and insurance of the aircraft. The Company recorded lease income of $92 and $60 during the first six months of 2012 and 2011, respectively, as a reduction of “General and administrative.”

(14) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of July 1, 2012, the Company had reserves for continuing operations for all of its legal and environmental matters aggregating $2,351. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company had previously described a dispute between Wendy’s and Tim Hortons Inc. in the Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012. There have been no material developments on this matter.

(15) Multiemployer Pension Plan
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
In April 2012, we received a Notice of Critical Status from the Union Pension Fund which sets forth that the plan was considered to be in Red Zone Status for the 2012 Plan Year due to funding problems. As the fund is in critical status, all contributing employers, including Wendy’s, will be required to pay a 5% surcharge on contributions for all hours worked from June 1, 2012 through December 31, 2012 and a 10% surcharge on contributions for all hours worked on and after January 1, 2013 until a contribution rate is negotiated at the expiration of the CBA that will be consistent with a revised Rehabilitation Plan which must be adopted by the Union Pension Fund in accordance with the provisions of the PPA.
The surcharges and the possible effect of the revised Rehabilitation Plan to be adopted by the Union Pension Fund as described above are not anticipated to have a material effect on the Company's results of operations.

(16) Accounting Standards Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued an amendment that permits a company to make an assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”). There have been no material changes as of July 1, 2012 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related combined notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy's Restaurants”). On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Arby’s operating results for the three and six months ended July 3, 2011 are classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. After this sale, the principal subsidiary of The Wendy’s Company is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants throughout the United States of America (the “U.S.”). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, Frosty® desserts, and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan (the “Japan JV”) are not material. References herein to The Wendy’s Company corporate (“Corporate”) represent The Wendy’s Company parent company only functions and their effect on the Company’s consolidated results of operations and financial condition. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Our Continuing Business

As of July 1, 2012, the Wendy’s restaurant system was comprised of 6,547 restaurants, of which 1,425 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs in the first half of 2012. These increased costs negatively affected cost of sales and restaurant margins.

Wendy’s long-term growth opportunities include (1) improving our North America business by elevating the total customer experience through core menu improvement, step-change product innovation and focused execution of operational excellence and brand positioning and which will be supported by (2) investing in an Image Activation program, which includes innovative exterior and interior restaurant designs, for our new and remodeled restaurants, (3) improving restaurant utilization through daypart expansion, (4) employing financial strategies to improve our net income and (5) building the brand worldwide.

Wendy’s revenues for the first six months of 2012 include: (1) $1,049.7 million of sales at company-owned restaurants, (2) $36.3 million from the sale of bakery items, (3) $141.4 million of royalty income from franchisees, and (4) $11.7 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the six months ended July 1, 2012.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
Since the 2012 first quarter, we have been reporting Wendy’s same-store sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months (the “New Method”). Prior thereto, the calculation of same-store sales commenced after a restaurant had been open for at least 15 continuous months and as of the beginning of the previous fiscal year (the “Old Method”). The tables summarizing the results of operations below provide the same-store sales percent change using the New Method, as well as the Old Method. Same-store sales exclude the impact of currency translation.

•	Restaurant Margin
We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor, and occupancy, advertising and other operating costs. Sales and cost of sales exclude amounts related to bakery and other.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Credit Agreement

As further described in “Liquidity and Capital Resources - Credit Agreement,” below, on May 15, 2012, Wendy’s entered into a Credit Agreement (the “Credit Agreement”) which includes a senior secured term loan facility (the “Term Loan”) of $1,125.0 million and a senior secured revolving credit facility of $200.0 million. The Company recognized a loss on the early extinguishment of debt of $25.2 million in the second quarter of 2012 related to the use of proceeds from the Term Loan draw on May 15, 2012. Subsequent to the end of our second quarter and as a result of the use of proceeds from the Term Loan draw on July 16, 2012, the Company will recognize a loss on early extinguishment of debt of $49.8 million in the third quarter of 2012.

Related Party Transactions

The Company has entered into the following transactions with related parties since those reported in our Form 10-K:

Noncontrolling Interests in Jurl Holdings, LLC

Jurl Holdings, LLC’s (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) in February 2012. Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer (the “Former Executives”), and certain other former employees, equity and profits interests in Jurl. In connection with the sale of Jurlique, we distributed approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives in the six months ended July 1, 2012.

Aircraft Lease Agreement

The company-owned aircraft was being leased under an aircraft lease agreement with TASCO, LLC (an affiliate of a company that was formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”)) (“TASCO”), which expired on June 30, 2012. The Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012, and effective as of August 1, 2012, entered into an amended and restated lease agreement that will expire on January 5, 2014. Under the amended and restated lease agreement, TASCO will pay all costs associated with the operation, maintenance and insurance of the aircraft. At the expiration of the term of the amended and restated lease agreement, the Company will evaluate all options for the aircraft, including a possible sale.

Japan Joint Venture Guarantee

In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of July 1, 2012, our portion of these contingent obligations totaled approximately $4.2 million (¥350.1 million) based upon then current rates of exchange. The fair value of our guarantees is immaterial. The Company anticipates that our share of additional guarantees, after the agreement of our joint venture partners to reimburse and otherwise indemnify us for their 51% share of the guarantee, of up to $3.3 million may be necessary in 2012.

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percent changes between these years are considered not measurable or not meaningful (“n/m”).

As a result of the sale of Arby’s as discussed above in “Introduction,” Arby’s results of operations for the quarter ended July 3, 2011 have been included in “Income from discontinued operations, net of income taxes” in the tables below.

Results of Operations

The following tables included throughout this Results of Operations set forth the Company’s consolidated results of operations for the three months ended July 1, 2012 and July 3, 2011 (dollars in millions):

	Three Months Ended
	July 1, 2012	July 3, 2011	$ Change	% Change
Revenues:
Sales	$566.1	$544.3	$21.8	4.0%
Franchise revenues	79.8	78.2	1.6	2.0
	645.9	622.5	23.4	3.8
Costs and expenses:
Cost of sales	483.1	464.8	18.3	3.9
General and administrative	73.3	74.5	(1.2)	(1.6)
Depreciation and amortization	35.9	29.8	6.1	20.5
Impairment of long-lived assets	3.3	0.4	2.9	n/m
Facilities relocation and other transition costs	9.4	—	9.4	100.0
Transaction related costs	0.6	5.0	(4.4)	(88.0)
Other operating expense, net	1.9	0.6	1.3	n/m
	607.5	575.1	32.4	5.6
Operating profit	38.4	47.4	(9.0)	(19.0)
Interest expense	(28.0)	(28.1)	0.1	(0.4)
Loss on early extinguishment of debt	(25.2)	—	(25.2)	100.0
Other income, net	0.6	0.4	0.2	50.0
(Loss) income from continuing operations before income taxes and noncontrolling interests	(14.2)	19.7	(33.9)	n/m
Benefit from (provision for) income taxes	8.7	(8.3)	17.0	n/m
(Loss) income from continuing operations	(5.5)	11.4	(16.9)	n/m
Discontinued operations:
Income from discontinued operations, net of income taxes	—	3.7	(3.7)	(100.0)
Loss on disposal of discontinued operations, net of income tax benefit	—	(3.8)	3.8	(100.0)
Net loss from discontinued operations	—	(0.1)	0.1	(100.0)%
Net (loss) income	$(5.5)	$11.3	$(16.8)	n/m

	Second Quarter		Second Quarter
	2012		2011
Sales:
Wendy’s	$547.9		$525.7
Bakery and other	18.2		18.6
Total sales	$566.1		$544.3

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$181.4	33.1%	$176.3	33.5%
Restaurant labor	162.9	29.7%	155.4	29.6%
Occupancy, advertising and other operating costs	126.4	23.1%	120.9	23.0%
Total cost of sales	470.7	85.9%	452.6	86.1%
Bakery and other	12.4	n/m	12.2	n/m
Total cost of sales	$483.1	85.3%	$464.8	85.4%

	Second Quarter	Second Quarter
	2012	2011
Margin $:
Wendy’s	$77.2	$73.1
Bakery and other	5.8	6.4
Total margin	$83.0	$79.5

Wendy’s restaurant margin %	14.1%	13.9%

	New Method		Old Method
	Second Quarter	Second Quarter	Second Quarter	Second Quarter
	2012	2011	2012	2011
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	3.2%	2.3%	3.1%	2.3%
Franchised restaurants	3.2%	2.3%	3.2%	2.3%
Systemwide	3.2%	2.3%	3.2%	2.3%

Total same-store sales:
Company-owned restaurants	3.2%	2.3%	3.1%	2.3%
Franchised restaurants (a)	3.3%	2.3%	3.3%	2.3%
Systemwide (a)	3.3%	2.3%	3.2%	2.3%
________________
(a) Includes international franchised restaurants same-store sales.

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at April 1, 2012	1,414	5,167	6,581
Opened	—	13	13
Closed	(19)	(28)	(47)
Net purchased from (sold by) franchisees	30	(30)	—
Restaurant count at July 1, 2012	1,425	5,122	6,547

Sales	Change
Wendy’s	$22.2
Bakery and other	(0.4)
$21.8

The increase in sales in the second quarter of 2012 was due in large part to an increase in our average per customer check amount, primarily due to strategic price increases taken on our menu items. Sales were also impacted by a $2.6 million decrease in the benefit from Canadian foreign currency rates. Wendy’s company-owned restaurants opened or acquired subsequent to the second quarter of 2011 resulted in incremental sales of $16.8 million in the second quarter of 2012, which were partially offset by a reduction in sales of $6.8 million from locations sold or closed after the second quarter of 2011.

Wendy's Cost of Sales	Change
Food and paper	(0.4)%	points
Restaurant labor	0.1%	points
Occupancy, advertising and other operating costs	0.1%	points
	(0.2)%	points

As a percent of sales in the second quarter of 2012, increases in food and paper costs, which were primarily related to a 0.7% increase in commodity costs, and increased labor and controllable costs were more than offset by the effect of strategic price increases on our menu items as well as favorable impact of product mix.

General and Administrative	Change
Professional services	$(2.1)
Legal fees	0.8
Other, net	0.1
$(1.2)

The decrease in general and administrative expenses in the second quarter of 2012 was primarily due to decreases in professional fees primarily related to the design and implementation of our employee retention plan in the prior year quarter that did not recur and in contract services for information technology. These decreases were partially offset by an increase in legal fees related to certain legal matters during the second quarter of 2012.

Depreciation and Amortization	Change
Restaurants	$5.1
Aircraft	0.4
Other	0.6
Total	$6.1

The increase in restaurant depreciation and amortization in the second quarter of 2012 was primarily for (1) capital expenditures for operating initiatives, (2) new restaurants opened and restaurants acquired from franchisees subsequent to the second quarter of 2011, primarily related to equipment and leasehold improvements and (3) point-of-sale system hardware. In addition, depreciation increased as compared to the second quarter of 2011 as a result of the reclassification of the company-owned aircraft to held and used from its previous held-for-sale classification.

Impairment of Long-Lived Assets	Change
Properties	$2.9

The increase in impairment was due to the closing of 15 company-owned restaurants during the second quarter of 2012 in connection with our review of certain underperforming locations, which resulted in an impairment charge of $3.3 million.

Facilities Relocation and Other Transition Costs	Change
Severance, retention and other payroll costs	$4.3
Consulting and professional fees	1.9
Relocation costs	1.5
Accelerated depreciation expense	0.7
Other	1.0
$9.4

During the second quarter of 2012, the Company incurred “Facilities relocation and other transition costs” aggregating $9.4 million, which are related to the ongoing relocation of the Atlanta restaurant support center to Ohio which is expected to be substantially completed during the third quarter of 2012.

Transaction Related Costs

During the three months ended July 1, 2012 and July 3, 2011, we incurred “Transaction related costs” of $0.6 million and $5.0 million, respectively, resulting from the sale of Arby’s.

Interest Expense	Change
Senior Notes	$(1.8)
Term loans	1.0
Tax positions and other tax matters	0.6
Other	0.1
$(0.1)

The decrease in interest expense during the second quarter of 2012 was primarily due to the redemption in May 2012 of a portion of the outstanding Wendy's Restaurants 10.00% Senior Notes due 2012 (the “Senior Notes”), as further discussed in “Liquidity and Capital Resources - Credit Agreement.” This decrease was partially offset by (1) an increase in interest expense related to the Credit Agreement Wendy’s entered into on May 15, 2012, as further discussed in “Liquidity and Capital Resources - Credit Agreement,” and (2) an increase in interest expense related to tax positions and other tax matters.

Loss on Early Extinguishment of Debt

We incurred a loss on the early extinguishment of debt for the draw on the Term Loan on May 15, 2012, as described below in “Liquidity and Capital Resources - Credit Agreement,” as follows:

Three Months Ended July 1, 2012
Premium payment to redeem Senior Notes	$10.1
Unaccreted discount on Senior Notes	2.1
Deferred costs associated with Senior Notes	2.8
Unaccreted discount on prior credit agreement	1.7
Deferred costs associated with prior credit agreement	8.5
Loss on early extinguishment of debt	$25.2

Benefit from (Provision for) Income Taxes	Change
Federal and state benefit on variance in (loss) income from continuing operations before income taxes	$11.7
Net reduction in deferred state taxes related to the Company’s debt refinancing and related corporate activities	2.3
Other	3.0
$17.0

Our income taxes in 2012 and 2011 were impacted by variations in (loss) income from continuing operations before tax, adjusted for recurring items, and a net reduction in deferred state taxes related to the Company’s debt.

Income from Discontinued Operations, Net of Income Taxes

The income from discontinued operations, net of income taxes, in the second quarter of 2011 was a result of the sale of Arby’s on July 4, 2011 (the first day of our third quarter) and includes income from discontinued operations of $3.7 million, net of a provision for income taxes of $2.8 million.

Results of Operations

The following tables included throughout this Results of Operations set forth the Company’s consolidated results of operations for the six months ended July 1, 2012 and July 3, 2011 (dollars in millions):

	Six Months Ended
	July 1, 2012	July 3, 2011	$ Change	% Change
Revenues:
Sales	$1,086.0	$1,053.5	$32.5	3.1%
Franchise revenues	153.1	151.4	1.7	1.1
	1,239.1	1,204.9	34.2	2.8
Costs and expenses:
Cost of sales	938.5	903.7	34.8	3.9
General and administrative	145.6	149.1	(3.5)	(2.3)
Depreciation and amortization	68.3	60.2	8.1	13.5
Impairment of long-lived assets	7.8	8.3	(0.5)	(6.0)
Facilities relocation and other transition costs	15.0	—	15.0	100.0
Transaction related costs	1.2	6.9	(5.7)	(82.6)
Other operating expense, net	3.4	1.3	2.1	n/m
	1,179.8	1,129.5	50.3	4.5
Operating profit	59.3	75.4	(16.1)	(21.4)
Interest expense	(56.2)	(57.5)	1.3	(2.3)
Loss on early extinguishment of debt	(25.2)	—	(25.2)	(100.0)
Gain on sale of investment, net	27.4	—	27.4	100.0
Other income, net	2.1	0.6	1.5	n/m
Income from continuing operations before income taxes and noncontrolling interests	7.4	18.5	(11.1)	(60.0)
Benefit from (provision for) income taxes	1.8	(7.4)	9.2	n/m
Income from continuing operations	9.2	11.1	(1.9)	(17.1)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	2.6	(2.6)	(100.0)
Loss on disposal of discontinued operations, net of income tax benefit	—	(3.8)	3.8	100.0
Net loss from discontinued operations	—	(1.2)	1.2	100.0
Net income	9.2	9.9	(0.7)	(7.1)
Net income attributable to noncontrolling interests	(2.3)	—	(2.3)	(100.0)
Net income attributable to The Wendy’s Company	$6.9	$9.9	$(3.0)	(30.3)%

	First Half		First Half
	2012		2011
Sales:
Wendy’s	$1,049.7		$1,016.1
Bakery and other	36.3		37.4
Total sales	$1,086.0		$1,053.5

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$350.1	33.4%	$333.6	32.8%
Restaurant labor	317.5	30.2%	306.5	30.2%
Occupancy, advertising and other operating costs	245.8	23.4%	237.2	23.3%
Total cost of sales	913.4	87.0%	877.3	86.3%
Bakery and other	25.1	n/m	26.4	n/m
Total cost of sales	$938.5	86.4%	$903.7	85.8%

	First Half	First Half
	2012	2011
Margin $:
Wendy’s	$136.3	$138.8
Bakery and other	11.2	11.0
Total margin	$147.5	$149.8

Wendy’s restaurant margin %	13.0%	13.7%

	New Method		Old Method
	First Half	First Half	First Half	First Half
	2012	2011	2012	2011
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	2.1%	0.7%	1.8%	0.7%
Franchised restaurants	2.0%	1.4%	2.0%	1.3%
Systemwide	2.0%	1.2%	2.0%	1.2%

Total same-store sales:
Company-owned restaurants	2.1%	0.7%	1.8%	0.7%
Franchised restaurants (a)	2.1%	1.4%	2.1%	1.4%
Systemwide (a)	2.1%	1.3%	2.0%	1.2%
________________
(a) Includes international franchised restaurants same-store sales.

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at January 1, 2012	1,417	5,177	6,594
Opened	2	23	25
Closed	(25)	(47)	(72)
Net purchased from (sold by) franchisees	31	(31)	—
Restaurant count at July 1, 2012	1,425	5,122	6,547

Sales	Change
Wendy’s	$33.6
Bakery and other	(1.1)
$32.5

The increase in sales in the first half of 2012 was due in part to an increase in our average per customer check amount, partially offset by the decrease in customer transactions in the first quarter of 2012. Our average per customer check increased primarily due to strategic price increases on our menu items. Sales were also impacted by a $3.5 million decrease in the benefit from Canadian foreign currency rates. Wendy’s company-owned restaurants opened or acquired subsequent to the first half of 2011 resulted in incremental sales of $31.6 million in the first half of 2012, which were partially offset by a reduction in sales of $12.5 million from locations sold or closed after the first half of 2011.

Wendy's Cost of Sales	Change
Food and paper	0.6%	points
Restaurant labor	—%	points
Occupancy, advertising and other operating costs	0.1%	points
	0.7%	points

As a percent of sales for the 2012 first half, increases in food and paper costs, which were primarily related to a 1.5% increase in the cost of commodities, and increased labor and controllable costs were only partially offset by the effect of strategic price increases on our menu items as well as favorable impact of product mix.

General and Administrative	Change
Professional services	$(4.1)
Transactions with the Management Company	(0.7)
Atlanta restaurant support center lease	(0.5)
Purchasing co-op start-up costs	2.3
Other, net	(0.5)
$(3.5)

The decrease in general and administrative expenses in the first half of 2012 was primarily due to (1) a decrease in professional fees primarily related to the design and implementation of our employee retention plan in the prior year that did not recur in 2012 and a decrease in contract services for information technology, (2) a decrease in fees related to a services agreement and a liquidation services agreement with the Management Company, both of which expired on June 30, 2011, and (3) a reduction in lease expense for the Atlanta restaurant support center due to the sale of Arby’s. These decreases were partially offset by the reversal of the accrual for the unpaid Strategic Sourcing Group Co-op, LLC funding commitment of $2.3 million during the first quarter of 2011.

Depreciation and Amortization	Change
Restaurants	$6.8
Aircraft	0.4
Other	0.9
$8.1

The increase in restaurant depreciation and amortization in the first half of 2012 was primarily for (1) capital expenditures for operating initiatives, (2) new restaurants opened and restaurants acquired from franchisees subsequent to the second quarter of 2011, primarily related to equipment and leasehold improvements and (3) point-of-sale system hardware. In addition, depreciation increased as compared to the first half of 2011 as a result of the reclassification of the company-owned aircraft to held and used from its previous held-for-sale classification.

Impairment of Long-Lived Assets	Change
Properties	$(0.3)
Intangible assets	(1.8)
Aircraft	1.6
$(0.5)

The decline in impairment charges in the first six months of 2012 was primarily due to the level of impairment charges taken in prior periods on properties at underperforming locations. Impairment charges were recorded on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Also, as of the beginning of the second quarter of 2012, we reclassified our company-owned aircraft as held and used from its previous held-for-sale classification. In the first half of 2012, the Company recorded an impairment charge of $1.6 million on the company-owned aircraft. As of July 1, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.”

Facilities Relocation and Other Transition Costs	Change
Severance, retention and other payroll costs	$7.3
Consulting and professional fees	2.8
Relocation costs	2.1
Accelerated depreciation expense	1.3
Other	1.5
$15.0

During the first half of 2012, the Company incurred “Facilities relocation and other transition costs” aggregating $15.0 million, which are related to the ongoing relocation of the Atlanta restaurant support center to Ohio which is expected to be substantially completed during the third quarter of 2012.

Transaction Related Costs

During the six months ended July 1, 2012 and July 3, 2011, we incurred “Transaction related costs” of $1.2 million and $6.9 million, respectively, resulting from the sale of Arby’s.

Interest Expense	Change
Senior Notes	$(1.6)
Term loans	0.5
Deferred financing costs	(0.8)
Tax positions and other tax matters	0.6
$(1.3)

The decrease in interest expense during the first half of 2012 was primarily due to (1) the redemption in May 2012 of a portion of the Senior Notes outstanding, as further discussed in “Liquidity and Capital Resources - Credit Agreement,” and (2) the amortization of additional deferred financing costs in the first half of 2011 as a result of the $24.9 million excess cash flow payment on the prior term loan that did not recur in the first half of 2012. This decrease was partially offset by (1) an increase in interest expense related to the Credit Agreement, as further discussed in “Liquidity and Capital Resources - Credit Agreement,” and (2) an increase in interest expense related to tax positions and other tax matters.

Loss on Early Extinguishment of Debt

We incurred a loss on the early extinguishment of debt for the draw on the Term Loan on May 15, 2012, as described below in “Liquidity and Capital Resources - Credit Agreement,” as follows:

Six Months Ended July 1, 2012
Premium payment to redeem Senior Notes	$10.1
Unaccreted discount on Senior Notes	2.1
Deferred costs associated with Senior Notes	2.8
Unaccreted discount on prior credit agreement	1.7
Deferred costs associated with prior credit agreement	8.5
Loss on early extinguishment of debt	$25.2

Gain on Sale of Investment, Net

On February 2, 2012, Jurl completed the sale of our investment in Jurlique for which we received proceeds of $27.3 million, net of the amount held in escrow. The amount held in escrow as of July 1, 2012 was $3.3 million, which has been adjusted for foreign currency translation, and is included in “Deferred costs and other assets.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of $28.5 million Australian dollars. We recorded a “Gain on sale of investment, net” of $27.4 million, which included a loss of $2.9 million on the settlement of the derivative transaction discussed above.

Benefit from (Provision for) Income Taxes	Change
Federal and state benefit on variance in income from continuing operations before income taxes	$4.0
Net reduction in deferred state taxes related to the Company's debt refinancing and related corporate activities	2.3
Other	2.9
$9.2

Our income taxes in 2012 and 2011 were impacted by variations in income from continuing operations before tax, adjusted for recurring items, and a net reduction in deferred state taxes related to the Company’s debt.

Net Income Attributable to Noncontrolling Interests

We have reflected net income attributable to noncontrolling interests of $2.3 million, net of income tax benefit of $1.3 million in the six months ended July 1, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

Income from Discontinued Operations, Net of Income Taxes

The income from discontinued operations, net of income taxes, in the first half of 2011 was a result of the sale of Arby’s on July 4, 2011 (the first day of our third quarter) and includes income from discontinued operations of $2.6 million, net of a provision for income taxes of $1.7 million.

Liquidity and Capital Resources

The Company’s discussion below regarding its liquidity and capital resources includes both Wendy’s and Arby’s. Arby’s cash flows for the six months ended July 3, 2011 have been included in, and not separately reported from, our cash flows.

Net Cash Provided by Operating Activities

Cash provided by operating activities decreased $64.1 million in the first half of 2012 as compared to the first half of 2011, primarily due to the following:

•	a $27.4 million gain on sale of our cost investment in Jurlique included in the 2012 net income;

•
a $21.7 million decrease in cash provided by operating activities resulting from lower comparable accounts payable balances primarily due to (1) higher payments for fixed assets accrued at the end of 2011 then at the end of 2010 and (2) higher accounts payable payments consistent with our increased costs;

•
a $16.3 million decrease in cash provided by operating activities resulting from changes in accrued expenses for the comparable periods primarily due to (1) higher payments for termination, severance and relocation costs; (2) a decrease in interest expense accruals partially offset by a decrease in interest payments, primarily due to a lower interest rate on the Term Loan as compared to the prior credit agreement and the Senior Notes and (3) a decrease in amounts accrued for the 2012 fiscal year bonus plan versus the 2011 fiscal year bonus plan primarily due to the sale of Arby’s;

•	a $12.7 million decrease in depreciation and amortization primarily as a result of Arby’s depreciation and amortization in 2011; and

partially offset by a $25.2 million loss on early extinguishment of debt included in the 2012 net income, associated with the pay-off of the prior credit agreement and Senior Notes.

Additionally, for the six months ended July 1, 2012, the Company had the following significant uses and sources of cash other than from operating activities:

•
Cash capital expenditures totaling $84.1 million, which included $12.8 million for the remodeling of restaurants, $9.8 million for the construction of new restaurants, $24.8 million for restaurant point-of-sale equipment and $36.7 million for various capital projects;

•	Proceeds from the sale of our cost investment in Jurlique of $24.4 million; and

•	a $19.2 million decrease in cash due to the acquisition of 30 Wendy’s franchised restaurants from Pisces Foods, L.P.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $40.4 million.

Sources and Uses of Cash for the Remainder of 2012

Our anticipated sources of cash and cash requirements for the remainder of 2012, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $141 million, which would result in total cash capital expenditures for the year of approximately $225 million;

•	Payments for facilities relocation and other transition costs;

•	Quarterly cash dividends aggregating up to approximately $15.6 million as discussed below in “Dividends;” and

•	Other potential restaurant acquisitions and dispositions.
Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Credit Agreement

On May 15, 2012, Wendy’s entered into a Credit Agreement, which includes a senior secured term loan facility of $1,125.0 million and a senior secured revolving credit facility of $200.0 million and contains provisions for an uncommitted increase of up to $275.0 million principal amount of the revolving credit facility and/or Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit.

The Term Loan was issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113.8 million with draws on May 15, 2012 and July 16, 2012 (subsequent to the end of our second quarter). The discount of $11.3 million will be accreted and the related charge included in “Interest expense” through the maturity of the Term Loan.
The Term Loan is due not later than May 15, 2019 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments beginning in the fourth quarter of 2012, with the remaining balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Credit Agreement. The revolving credit facility expires not later than May 15, 2017. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. As of July 1, 2012, there were no amounts outstanding under the revolving credit facility, except for $19.0 million of letters of credit issued in the normal course of business.
The interest rate on the Term Loan and amounts borrowed under the revolving credit facility is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 4.75% as of July 1, 2012.
Wendy’s incurred $15.6 million in costs related to the Credit Agreement, which is being amortized to “Interest expense” through the maturity of the Term Loan utilizing the effective interest rate method. No costs related to the Credit Agreement were incurred from the Term Loan draw on July 16, 2012.
Proceeds of $619.4 million from the draw on May 15, 2012 were used (1) to repay all amounts outstanding under the prior credit agreement, (2) to purchase $124.2 million aggregate principal amount of the Senior Notes at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest and (3) to pay fees and expenses. Proceeds of $494.3 million from the Term Loan draw on July 16, 2012, subsequent to the end of our second quarter, were used to purchase the $440.8 million aggregate principal amount of the remaining Senior Notes outstanding at a redemption price of 107.5% of the principal amount plus accrued and unpaid interest.
The Company recognized a loss on early extinguishment of debt of $25.2 million in the second quarter of 2012 related to the repayment of debt from the proceeds of the Term Loan draw on May 15, 2012. Subsequent to the end of our second quarter and as a result of the purchase of the remaining Senior Notes from the proceeds of the Term Loan draw on July 16, 2012, the Company will recognize a loss on early extinguishment of debt of $49.8 million in the third quarter of 2012.
The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with all covenants of the Credit Agreement as of July 1, 2012.
Contractual Obligations

The following is an explanation of changes to the Company’s contractual obligations since January 1, 2012, as discussed in our Form 10-K:

•	The completion of a new $1,125.0 million Term Loan, due May 15, 2019, which resulted in the following early principal reductions of our long-term debt obligations:

◦	$467.8 million for the repayment of our prior credit agreement;

◦	$124.2 million for the repurchase of a portion of the outstanding Senior Notes; and

◦	subsequent to the end of our second quarter, on July 16, 2012, $440.8 million for the redemption of the remaining outstanding Senior Notes.

•	The acquisition of 30 Wendy’s franchised restaurants from Pisces Foods, L.P., which resulted in the recording of $14.8 million of capitalized lease obligations.

•	The Company repaid the principal and interest on the 6.54% aircraft term loan, which primarily consisted of the following:

◦	$3.9 million prepayment during the first quarter of 2012; and

◦	$6.7 million repayment of the remaining outstanding principal and interest on June 25, 2012.

Dividends

On March 15, 2012 and June 15, 2012, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock, aggregating $15.6 million. On August 6, 2012, The Wendy’s Company declared dividends of $0.02 per share to be paid on September 18, 2012 to shareholders of record as of September 4, 2012. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2012 at the same rate as declared in the first half of 2012, the Company’s total cash requirement for dividends for the remainder of 2012 would be approximately $15.6 million based on the number of shares of its common stock outstanding at August 3, 2012. The Wendy's Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

As of July 1, 2012, under the terms of the Credit Agreement, there was $10.6 million available for the payment of dividends directly to The Wendy's Company.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat had a significant effect on our results of operations in 2011 and through the first half of 2012 and is expected to have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This “Quantitative and Qualitative Disclosures about Market Risk” should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”).

There were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended January 1, 2012 as of July 1, 2012, except as described below.

Interest Rate Risk

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity and Capital Resources,” the Company entered into a new Credit Agreement (the “Credit Agreement”) during the second quarter of 2012. After the Term Loan draw under the Credit Agreement in July 2012, our long-term debt is comprised substantially of variable interest rate debt which has a Eurodollar Rate, as defined, which is currently lower than our prior variable interest rate debt as well as the fixed rate debt which it replaced. In addition, the maturity of the Term Loan is in 2019, which is two years longer than the prior term loan.

Our policy, which is unchanged as a result of the Credit Agreement, is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt.

The Company believes the changes in its debt structure as a result of the Credit Agreement noted above do not result in material changes to its interest rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 1, 2012. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2012, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the relocation of the Atlanta restaurant support center to Ohio, which commenced in the second quarter of 2012, there were significant changes in the personnel responsible for performing procedures related to internal control over financial reporting. However, there were no changes to the design or operation of procedures related to internal control over financial reporting of the Company during the second quarter of 2012 as a result of this transition that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

•	changes in commodity costs (including beef, chicken and corn), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing remodels of existing restaurants, including risks associated with the Image Activation program;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate reserves for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company had previously described a dispute between Wendy’s International, Inc., an indirect subsidiary of the Company, and Tim Hortons Inc. in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012 and Quarterly Report on Form 10-Q for the quarter ended April 1, 2012. There have been no material developments on this matter.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which could materially affect our business, financial condition or future results. Except as described elsewhere in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The Company's Image Activation program may not positively affect sales at company-owned and participating franchised restaurants or improve our results of operations.

Throughout 2012, the Company plans to reimage approximately 50 existing company-owned restaurants and open 17 new company-owned restaurants under its Image Activation program, with plans for significantly more new and reimaged Company and franchisee restaurants in 2013 and beyond. The Company intends to use its cash on hand and cash flow to fund the Image Activation program and new restaurant growth.

The Company's Image Activation program may not positively affect sales at company-owned restaurants or improve results of operations. The Company plans to invest approximately $80 million in the program in 2012 and larger amounts in subsequent years. There can be no assurance that sales at participating restaurants will achieve or maintain projected levels or that the Company's results of operations will improve.

In addition, most of the Wendy’s system consists of franchised restaurants. Many of our franchisees will need to borrow funds in order to participate in the Image Activation program. The Company generally does not provide franchisees with financing but it is actively developing third-party financing sources for franchisees. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth and results of operations could be adversely affected.

Further, it is possible that the Company or its subsidiaries may provide financial incentives to franchisees to participate in the Image Activation program. These incentives could result in additional expense and/or a reduction of royalties or other revenues received from franchisees in the future. If the Company provides incentives to franchisees related to financing of the Image Activation program, the Company may incur costs related to loan guarantees, interest rate subsidies and/or costs related to collectability of loans.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2012:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2, 2012 through May 6, 2012	212,517	$4.86	—	$—
May 7, 2012 through June 3, 2012	31,763	$4.50	—	$—
June 4, 2012 through July 1, 2012	—	$—	—	$—
Total	244,280	$4.81	—	$—

(1) Represents shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting date of such awards.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy's International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy's International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc's Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. 333-151336).

2.3
Purchase and Sale Agreement, dated as of June 13, 2011, by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation and ARG IH Corporation, incorporated herein by reference to Exhibit 2.1 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on June 13, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.4
Closing letter dated as of July 1, 2011 by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated herein by reference to Exhibit 2.2 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Asset Purchase Agreement by and among Wendy's International, Inc., Pisces Foods, L.P., Near Holdings, L.P., David Near and Jason Near dated as of June 5, 2012, incorporated herein by reference to Exhibit 2.1 of The Wendy's Company Current Report on Form 8-K filed on June 12, 2012 (SEC file no. 001-02207).

3.1
Restated Certificate of Incorporation of The Wendy's Company, as filed with the Secretary of State of the State of Delaware on May 24, 2012, incorporated herein by reference to Exhibit 3.1 of The Wendy's Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

3.2
By-Laws of The Wendy's Company (as amended and restated through May 24, 2012), incorporated herein by reference to Exhibit 3.2 of The Wendy's Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

10.1
Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.2
Security Agreement, dated as of May 15, 2012, among Wendy's International, Inc., the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.3	Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan.* **
10.4	Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan.* **
10.5	Letter Agreement dated as of April 23, 2012 by and between The Wendy's Company and Scott Weisberg.* **
10.6	Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy's Company and TASCO, LLC.*
10.7
Amended and Restated Aircraft Lease Agreement between The Wendy's Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

31.1	Certification of the Chief Executive Officer of The Wendy's Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy's Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 9, 2012	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 9, 2012	By: /s/Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy's International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy's International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc's Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. 333-151336).

2.3
Purchase and Sale Agreement, dated as of June 13, 2011, by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation and ARG IH Corporation, incorporated herein by reference to Exhibit 2.1 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on June 13, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.4
Closing letter dated as of July 1, 2011 by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated herein by reference to Exhibit 2.2 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Asset Purchase Agreement by and among Wendy's International, Inc., Pisces Foods, L.P., Near Holdings, L.P., David Near and Jason Near dated as of June 5, 2012, incorporated herein by reference to Exhibit 2.1 of The Wendy's Company Current Report on Form 8-K filed on June 12, 2012 (SEC file no. 001-02207).

3.1
Restated Certificate of Incorporation of The Wendy's Company, as filed with the Secretary of State of the State of Delaware on May 24, 2012, incorporated herein by reference to Exhibit 3.1 of The Wendy's Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

3.2
By-Laws of The Wendy's Company (as amended and restated through May 24, 2012), incorporated herein by reference to Exhibit 3.2 of The Wendy's Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

10.1
Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.2
Security Agreement, dated as of May 15, 2012, among Wendy's International, Inc., the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.3	Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan.* **
10.4	Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan.* **
10.5	Letter Agreement dated as of April 23, 2012 by and between The Wendy's Company and Scott Weisberg.* **
10.6	Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy's Company and TASCO, LLC.*
10.7
Amended and Restated Aircraft Lease Agreement between The Wendy's Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

31.1	Certification of the Chief Executive Officer of The Wendy's Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy's Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”