Form 10-Q
period 2012-09-30
Wendy's Co
filed 2012-11-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes [ ] No [x]

There were 391,084,280 shares of The Wendy’s Company common stock outstanding as of November 2, 2012.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2012	January 1, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$453,592	$475,231
Accounts and notes receivable	65,135	68,349
Inventories	12,287	12,903
Prepaid expenses and other current assets	32,125	27,397
Deferred income tax benefit	95,292	93,384
Advertising funds restricted assets	75,249	69,672
Total current assets	733,680	746,936
Properties	1,240,858	1,192,200
Goodwill	876,643	870,431
Other intangible assets	1,314,825	1,304,288
Investments	117,577	119,271
Deferred costs and other assets	56,496	67,542
Total assets	$4,340,079	$4,300,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$6,597
Accounts payable	83,270	81,301
Accrued expenses and other current liabilities	175,405	210,698
Advertising funds restricted liabilities	75,249	69,672
Total current liabilities	343,924	368,268
Long-term debt	1,447,328	1,350,402
Deferred income	13,063	6,523
Deferred income taxes	452,186	470,521
Other liabilities	111,834	108,885
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,783,162	2,779,871
Accumulated deficit	(477,742)	(434,999)
Common stock held in treasury, at cost; 79,460 and 80,700 shares	(389,912)	(395,947)
Accumulated other comprehensive income	9,194	102
Total stockholders’ equity	1,971,744	1,996,069
Total liabilities and stockholders’ equity	$4,340,079	$4,300,668

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)
Revenues:
Sales	$558,335	$534,525	$1,644,380	$1,588,048
Franchise revenues	77,973	76,891	230,983	228,292
	636,308	611,416	1,875,363	1,816,340
Costs and expenses:
Cost of sales	478,425	458,000	1,416,972	1,361,669
General and administrative	72,175	66,006	217,824	215,147
Depreciation and amortization	41,878	30,816	110,136	90,972
Impairment of long-lived assets	—	—	7,781	8,262
Facilities relocation and other transition costs	11,285	—	26,242	—
Transaction related costs	145	23,839	1,319	30,762
Other operating expense, net	1,217	365	4,599	1,687
	605,125	579,026	1,784,873	1,708,499
Operating profit	31,183	32,390	90,490	107,841
Interest expense	(21,566)	(28,384)	(77,803)	(85,915)
Loss on early extinguishment of debt	(49,881)	—	(75,076)	—
Gain on sale of investment, net	—	—	27,407	—
Other income, net	900	304	3,064	894
(Loss) income from continuing operations before income taxes and noncontrolling interests	(39,364)	4,310	(31,918)	22,820
Benefit from (provision for) income taxes	12,672	(1,766)	14,467	(9,198)
(Loss) income from continuing operations	(26,692)	2,544	(17,451)	13,622
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	784	(1,441)	784	1,118
Loss on disposal of discontinued operations, net of income taxes	(254)	(5,069)	(254)	(8,849)
Net income (loss) from discontinued operations	530	(6,510)	530	(7,731)
Net (loss) income	(26,162)	(3,966)	(16,921)	5,891
Net income attributable to noncontrolling interests	—	—	(2,384)	—
Net (loss) income attributable to The Wendy’s Company	$(26,162)	$(3,966)	$(19,305)	$5,891

Basic and diluted (loss) income per share attributable to The Wendy’s Company:
Continuing operations	$(.07)	$.01	$(.05)	$.03
Discontinued operations	—	(.02)	—	(.02)
Net (loss) income	$(.07)	$(.01)	$(.05)	$.01

Dividends per share	$.02	$.02	$.06	$.06

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited)

Net (loss) income	$(26,162)	$(3,966)	$(16,921)	$5,891
Other comprehensive income (loss), net:
Foreign currency translation adjustment	7,920	(20,621)	9,309	(12,703)
Change in unrecognized pension loss, net of income tax benefit (provision) of $127 and $(21), respectively	—	—	(217)	(46)
Other comprehensive income (loss), net	7,920	(20,621)	9,092	(12,749)
Comprehensive loss	(18,242)	(24,587)	(7,829)	(6,858)
Comprehensive income attributable to noncontrolling interests	—	—	(2,384)	—
Comprehensive loss attributable to The Wendy’s Company	$(18,242)	$(24,587)	$(10,213)	$(6,858)

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(16,921)	$5,891
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	112,057	113,085
Loss on early extinguishment of debt	75,076	—
Distributions received from joint venture	10,760	10,784
Share-based compensation	8,330	13,756
Impairment of long-lived assets	7,781	9,820
Net receipt of deferred vendor incentives	6,239	13,876
Accretion of long-term debt	6,060	6,137
Amortization of deferred financing costs	3,477	4,863
Non-cash rent expense	2,934	6,169
Loss on disposal of Arby's	254	8,849
Equity in earnings in joint ventures, net	(7,836)	(7,817)
Deferred income tax	(19,809)	4,871
Gain on sale of investment, net	(27,407)	—
Other, net	5,882	1,987
Changes in operating assets and liabilities:
Accounts and notes receivable	3,447	(6,550)
Inventories	965	(210)
Prepaid expenses and other current assets	(4,219)	(8,138)
Accounts payable	850	9,365
Accrued expenses and other current liabilities	(43,289)	(4,635)
Net cash provided by operating activities	124,631	182,103
Cash flows from investing activities:
Capital expenditures	(126,325)	(91,913)
Restaurant acquisitions	(40,594)	(6,613)
Franchise loans, net	2,048	(1,269)
Proceeds from sale of Arby's, net	—	103,162
Proceeds from sale of investment	24,374	—
Proceeds from other dispositions	6,273	3,799
Investment in joint venture	—	(1,183)
Other, net	(374)	120
Net cash (used in) provided by investing activities	(134,598)	6,103
Cash flows from financing activities:
Proceeds from long-term debt	1,113,750	—
Repayments of long-term debt	(1,044,011)	(36,611)
Deferred financing costs	(15,511)	(57)
Premium payment on redemption/purchase of Senior Notes	(43,151)	—
Repurchases of common stock	—	(152,681)
Dividends paid	(23,406)	(24,584)
Distributions to noncontrolling interests	(3,667)	—
Proceeds from stock option exercises	2,526	5,345
Other, net	52	(753)
Net cash used in financing activities	(13,418)	(209,341)
Net cash used in operations before effect of exchange rate changes on cash	(23,385)	(21,135)
Effect of exchange rate changes on cash	1,746	(2,556)
Net decrease in cash and cash equivalents	(21,639)	(23,691)
Cash and cash equivalents at beginning of period	475,231	512,508
Cash and cash equivalents at end of period	$453,592	$488,817

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$90,893	$96,760
Income taxes, net of refunds	$9,593	$11,523

Supplemental non-cash investing and financing activities:
Non-cash capitalized lease obligations (1)	$16,317	$794

Indirect investment in Arby's	$—	$19,000

(1) Includes $15,342 of capitalized lease obligations related to the acquisition of Wendy’s franchised restaurants during the nine months ended September 30, 2012 as further discussed in Note 3.

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of September 30, 2012 and the results of our operations for the three and nine months ended September 30, 2012 and October 2, 2011 and our cash flows for the nine months ended September 30, 2012 and October 2, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full 2012 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”).

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

(2) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”), a direct 100% owned subsidiary holding company of the Company, completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Information related to Arby’s has been reflected in the accompanying unaudited condensed consolidated financial statements as follows:

•
Statements of operations - Arby’s income from operations for the period from January 3, 2011 through July 3, 2011 has been classified as discontinued operations. Loss from discontinued operations for the three and nine months ended October 2, 2011 also includes additional Arby's expenses which were incurred as a result of the sale and the loss on the disposal of Arby’s. Income from discontinued operations for the three and nine months ended September 30, 2012 includes certain post-closing Arby’s related transactions, as further described below.

•
Statements of cash flows - Arby’s cash flows for the period from January 3, 2011 through July 3, 2011 have been included in, and not separately reported from, our consolidated cash flows. The statement of cash flows for the nine months ended October 2, 2011 also includes the effects of the sale of Arby’s during the third quarter of 2011. The statement of cash flows for the nine months ended September 30, 2012 includes the effect of certain post-closing Arby’s related transactions, as further described below.

Our unaudited condensed consolidated statement of operations for the period from January 3, 2011 through July 3, 2011 (prior to the sale of Arby’s) includes certain indirect corporate overhead costs in “General and administrative,” which, for segment reporting purposes, had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that was assumed by the buyer in the sale has been included in discontinued operations; however, interest expense on Wendy’s Restaurants’ credit agreement, which was not required to be repaid as a result of the sale, continued to be included in “Interest expense” in continuing operations.

We incurred “Transaction related costs” resulting from the sale of Arby’s of $145 and $1,319 during the three and nine months ended September 30, 2012, respectively, and $23,839 and $30,762 during the three and nine months ended October 2, 2011, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the net income (loss) from discontinued operations, as a result of the sale of Arby’s, for the three and nine months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$—	$—	$—	$546,453

Income (loss) from discontinued operations, net of income taxes:
Income (loss) from discontinued operations before income taxes	$341	$(2,287)	$341	$1,992
Benefit from (provision for) income taxes	443	846	443	(874)
	784	(1,441)	784	1,118
Loss on disposal of discontinued operations, net of income taxes	(254)	(5,069)	(254)	(8,849)
Net income (loss) from discontinued operations	$530	$(6,510)	$530	$(7,731)

Income from discontinued operations, before income taxes, for the three and nine months ended September 30, 2012 includes the effect of reversals of certain sales tax reserves established in connection with the sale of Arby’s. The benefit from income taxes for the three and nine months ended September 30, 2012 includes approximately $580 of employment credits realized by the Company for 2011 through the date of the sale of Arby’s which are partially offset by certain tax payments related to Arby’s made during 2012. Loss on disposal of discontinued operations, net of income taxes, for the three and nine months ended September 30, 2012, includes the after tax effect of amounts paid to the prior owner of an Arby’s location that was transferred to Wendy’s Restaurants during the third quarter of 2012, as contemplated in the sale agreement, and as such, had no impact on the total purchase price. Net loss from discontinued operations for the three and nine months ended October 2, 2011 includes additional Arby’s expenses which were incurred as a result of the sale and the loss on the disposal of Arby’s.
(3) Acquisitions and Other Dispositions

On June 11, 2012, Wendy’s acquired 30 franchised restaurants in the Austin, Texas area from Pisces Foods, L.P. (“Pisces”) and Near Holdings, L.P., pursuant to the terms of an Asset Purchase Agreement dated as of June 5, 2012 (the “Pisces Acquisition”). The purchase price was $18,956 in cash, including closing adjustments. Wendy’s also agreed to lease the real estate, buildings and improvements related to 23 of the acquired restaurants from Pisces which were considered part of the purchase transaction and to assume ground leases for five of the acquired restaurants and building leases for two of the acquired restaurants. Wendy’s did not incur any material acquisition-related costs associated with the Pisces Acquisition.

The operating results of the 30 franchised restaurants acquired have been included in our unaudited condensed consolidated financial statements beginning on the acquisition date. Such results were not material to our unaudited condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents the preliminary allocation of the total purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The amounts remain subject to finalization during the measurement period, not to exceed one year.

Total purchase price paid in cash	$18,956
Identifiable assets acquired and liabilities assumed:
Cash	58
Inventories	149
Properties	12,485
Deferred taxes and other assets	1,773
Acquired territory rights (a)	18,390
Favorable ground leases	222
Capitalized lease obligations	(14,394)
Deferred vendor incentives (b)	(332)
Unfavorable leases	(992)
Other liabilities	(952)
Total identifiable net assets	16,407
Goodwill (preliminary) (c)	$2,549
_________________________

(a)	The acquired territory rights have a weighted average amortization period of 13 years.

(b)	Included in “Deferred income.”

(c)	This goodwill is not deductible or amortizable for income tax purposes.

The preliminary fair values of the identifiable assets acquired were determined using one of the valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

Summarized below is the change in goodwill during the three months ended September 30, 2012 resulting from changes in the preliminary allocation of the total purchase price to the estimated fair values of identifiable assets acquired and liabilities assumed:

Goodwill as reported at July 1, 2012	$2,654
Changes in fair values of assets and liabilities:
Properties	498
Deferred taxes and other assets	(146)
Acquired territory rights	90
Favorable ground leases	(52)
Capitalized lease obligations	(377)
Unfavorable leases	169
Other	(287)
Goodwill as of September 30, 2012	$2,549

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The pro forma revenue and earnings of the combined companies had the acquisition date been January 3, 2011 are as follows:

	Three Months Ended September 30, 2012		Three Months Ended October 2, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$558,335	$558,335	$534,525	$545,707
Franchise revenues	77,973	77,973	76,891	76,442
Total revenues	$636,308	$636,308	$611,416	$622,149
Operating profit	$31,183	$31,183	$32,390	$32,813
Net loss	(26,162)	(26,162)	(3,966)	(3,688)
Net loss attributable to The Wendy’s Company	(26,162)	(26,162)	(3,966)	(3,688)
Basic and diluted loss per share	$(.07)	$(.07)	$(.01)	$(.01)

	Nine Months Ended September 30, 2012		Nine Months Ended October 2, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$1,644,380	$1,664,256	$1,588,048	$1,622,046
Franchise revenues	230,983	230,186	228,292	226,934
Total revenues	$1,875,363	$1,894,442	$1,816,340	$1,848,980
Operating profit	$90,490	$91,566	$107,841	$109,714
Net (loss) income	(16,921)	(16,046)	5,891	7,347
Net (loss) income attributable to The Wendy’s Company	(19,305)	(18,430)	5,891	7,347
Basic and diluted (loss) income per share	$(.05)	$(.05)	$.01	$.02

This As Adjusted data is presented for comparative purposes only and does not purport to be indicative of the Company’s actual results of operations had the Pisces Acquisition actually occurred as of January 3, 2011 or of the Company’s future results of operations. Wendy’s did not have any material non-recurring adjustments associated with the Pisces Acquisition.

Other acquisitions and other dispositions

On July 13, 2012, Wendy’s acquired 24 franchised restaurants in the Albuquerque, New Mexico area from Double Cheese Corporation and Double Cheese Realty Corporation (collectively “Double Cheese”), pursuant to the terms of an Asset Purchase Agreement dated as of July 6, 2012 (the “Double Cheese Acquisition”). The purchase price was $19,129 in cash, including closing adjustments. Wendy’s also agreed to lease the real estate, buildings and improvements related to 12 of the acquired restaurants from Double Cheese which were considered part of the purchase transaction. Wendy’s did not incur any material acquisition-related costs associated with the Double Cheese Acquisition.

The operating results of the 24 franchised restaurants acquired have been included in our unaudited condensed consolidated financial statements beginning on the acquisition date. Such results were not material to our unaudited condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents the preliminary allocation of the total purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The amounts remain subject to finalization during the measurement period, not to exceed one year.

Total purchase price paid in cash	$19,129
Identifiable assets acquired and liabilities assumed:
Cash	27
Inventories	163
Properties	12,783
Other assets	33
Acquired territory rights (a)	5,350
Favorable ground leases	1,147
Capitalized lease obligations	(948)
Deferred vendor incentives (b)	(249)
Unfavorable leases	(533)
Other liabilities	(744)
Total identifiable net assets	17,029
Goodwill (preliminary) (c)	$2,100
_________________________

(a)	The acquired territory rights have a weighted average amortization period of 12 years.

(b)	Included in “Deferred income.”

(c)	Goodwill is partially amortizable for income tax purposes.

The preliminary fair values of the identifiable assets acquired were determined using one of the valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

During the first quarter of 2012, the Company also acquired two franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

During the nine months ended October 2, 2011, the Company acquired nine franchised restaurants in three separate acquisitions. The total consideration for these acquisitions was $7,673, consisting of (1) $6,613 of cash, net of $55 of cash acquired, and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $3,689 recognized as goodwill. During the nine months ended October 2, 2011, the Company also assumed the operations and management of four additional franchised restaurants.

During the nine months ended September 30, 2012, the Company received cash proceeds of $6,273 and $400 in promissory notes from dispositions, consisting of (1) $2,293 from the sale of three company-owned restaurants to franchisees, (2) $1,874 from the sale of a restaurant to an unrelated third party, (3) $1,591 resulting from franchisees exercising options to purchase previously subleased properties, (4) $199 from the sale of surplus properties, and (5) $316, as well as $400 in promissory notes related to other dispositions. These sales resulted in a net gain of $974 which is included as a reduction to “Depreciation and amortization.”

During the nine months ended October 2, 2011, the Company received proceeds from dispositions of $2,865 consisting of (1) $1,125 from the sale of three company-owned restaurants to franchisees, (2) $899 from the sale of surplus properties, and (3) $841 related to other dispositions. These sales resulted in a net gain of $744 which is included as a reduction to “Depreciation and amortization.”

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

Presented below is an unaudited summary of activity related to our investment in TimWen included in our unaudited condensed consolidated financial statements:

	Nine Months Ended
	September 30, 2012	October 2, 2011
Balance at beginning of period	$91,742	$98,631

Equity in earnings for the period	10,254	10,258
Amortization of purchase price adjustments (a)	(2,340)	(2,170)
	7,914	8,088

Distributions received	(10,760)	(10,784)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	3,570	(5,050)
Balance at end of period (b)	$92,466	$90,885
_____________________

(a)	Based upon an original average aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the nine months ended September 30, 2012 and October 2, 2011, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	September 30, 2012		October 2, 2011
Balance sheet information:
Properties	C$	72,050	C$	76,158
Cash and cash equivalents	3,779		2,644
Accounts receivable	4,244		4,418
Other	2,112		2,628
	C$	82,185	C$	85,848

Accounts payable and accrued liabilities	C$	1,232	C$	1,541
Other liabilities	8,412		8,975
Partners’ equity	72,541		75,332
	C$	82,185	C$	85,848

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Nine Months Ended
	September 30, 2012		October 2, 2011
Income statement information:
Revenues	C$	29,732	C$	29,131
Income before income taxes and net income	20,566		20,404

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) for which we received proceeds of $27,287, net of the amount held in escrow. The amount held in escrow as of September 30, 2012 was $3,374, which was adjusted for foreign currency translation, and was included in “Deferred costs and other assets.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28,500 Australian dollars. We recorded a “Gain on sale of investment, net” of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed above.

We have reflected net income attributable to noncontrolling interests of $2,384, net of income tax benefit of $1,283, during the nine months ended September 30, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

(5) Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	January 1, 2012
Term Loan, due in 2019	$1,114,415	$—
Senior Notes, repaid in July 2012	—	554,901
Term Loan, repaid in May 2012	—	466,062
6.20% senior notes, due in 2014	226,176	224,643
7% debentures, due in 2025	83,207	82,342
Capitalized lease obligations, due through 2040	31,353	15,222
Sale-leaseback obligations, due through 2029	1,471	1,466
Other	706	1,060
6.54% aircraft term loan, repaid in June 2012	—	11,303
	1,457,328	1,356,999
Less amounts payable within one year	(10,000)	(6,597)
Total long-term debt	$1,447,328	$1,350,402

Except as described below, the Company did not have any significant changes to its long-term debt as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Credit Agreement

On May 15, 2012, Wendy’s entered into a Credit Agreement, as amended (the “Credit Agreement”), which includes a senior secured term loan facility (the “Term Loan”) of $1,125,000 and a senior secured revolving credit facility of $200,000 and contains provisions for an uncommitted increase of up to $275,000 principal amount of the revolving credit facility and/or Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets and stock of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries), and 65% of the stock of certain of its foreign subsidiaries in each case subject to certain limitations and exceptions.

The Term Loan was issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113,750. The discount of $11,250 is being accreted and the related charge included in “Interest expense” through the maturity of the Term Loan.

The Term Loan is due not later than May 15, 2019 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments beginning in the fourth quarter of 2012, with the remaining balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Credit Agreement. The revolving credit facility expires not later than May 15, 2017. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. As of September 30, 2012, there were no amounts outstanding under the revolving credit facility, except for $19,000 of letters of credit issued in the normal course of business.

The interest rate on the Term Loan and amounts borrowed under the revolving credit facility is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 4.75% as of September 30, 2012.

Wendy’s incurred $15,511 in costs related to the Credit Agreement, which are being amortized to “Interest expense” through the maturity of the Term Loan utilizing the effective interest rate method.

Proceeds from the Term Loan were used (1) to repay all amounts outstanding under the prior term loan, (2) to purchase the Wendy’s Restaurants’ 10.00% Senior Notes due 2016 (the “Senior Notes”) in the amounts of $440,775 aggregate principal at a redemption price of 107.5% of the principal amount in July 2012, and $124,225 aggregate principal at a purchase price of 108.125% of the principal amount in May 2012, both plus accrued and unpaid interest and (3) to pay a portion of the Credit Agreement fees and expenses.

As a result of the transactions described above, the Company incurred a loss on the early extinguishment of debt as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Premium payment to redeem/purchase Senior Notes	$33,058	$43,151
Unaccreted discount on Senior Notes	7,186	9,272
Deferred costs associated with the Senior Notes	9,637	12,433
Unaccreted discount on prior term loan	—	1,695
Deferred costs associated with the prior term loan	—	8,525
Loss on early extinguishment of debt	$49,881	$75,076

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

in the Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with all covenants of the Credit Agreement as of September 30, 2012.

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

(6) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Valuation techniques under the accounting guidance related to fair value measurements are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. These inputs are classified into the following hierarchy:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2012 and January 1, 2012.

	September 30, 2012		January 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Non-current cost method investments (a)	$25,111	$33,815	$27,452	$62,496	Level 3
Interest rate swaps (b)	9,618	9,618	11,695	11,695	Level 2

Financial liabilities
Term Loan, due in 2019 (c)	1,114,415	1,125,559	—	—	Level 2
Senior Notes, repaid in July 2012 (c)	—	—	554,901	621,500	Level 2
Term Loan, repaid in May 2012 (c)	—	—	466,062	466,940	Level 2
6.20% senior notes, due in 2014 (c)	226,176	247,331	224,643	231,750	Level 2
7% debentures, due in 2025 (c)	83,207	95,400	82,342	84,000	Level 2
Capitalized lease obligations (d)	31,353	32,336	15,222	16,431	Level 3
Sale-leaseback obligations (d)	1,471	1,525	1,466	1,692	Level 3
6.54% aircraft term loan, repaid in June 2012 (d)	—	—	11,303	11,367	Level 3
Other	706	708	1,060	1,072	Level 3
Guarantees of franchisee loans obligations (e)	$951	$951	$1,275	$1,275	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on its sale in July 2011 and our subsequent review of Arby’s current unaudited financial information. The fair values of the remaining investments were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we relied on our review of valuations performed by the investment managers or investees or third-party appraisals. The fair value of our investment in Jurlique at January 1, 2012 was based upon an agreement with a third party to purchase Jurlique (which was completed in February 2012). See Note 4 for more information related to the sale of Jurlique.

(b)	The fair values were based on information provided by the bank counterparties that is model-driven and where inputs were observable or where significant value drivers were observable.

(c)	The fair values were based on quoted market prices in markets that are not considered active markets.

(d)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(e)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. During the third quarter of 2012, Wendy’s provided a guarantee to a lender for a franchisee in connection with the refinancing of the franchisee’s debt (see Note 12). We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception adjusted for a history of defaults.

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to the short-term maturities of those items. The carrying amounts of accounts and notes receivable (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Interest rate swaps

Our derivative instruments for the periods presented included interest rate swaps on our 6.20% senior notes with notional amounts totaling $225,000 that were all designated as fair value hedges. The fair value of our interest rate swaps of $9,618 and $11,695 at September 30, 2012 and January 1, 2012, respectively, was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of our 6.20% senior notes. Interest income on the interest rate swaps was $1,283 and $4,013 for the three and nine months ended September 30, 2012, respectively, and $1,402 and $4,250 for the three and nine months ended October 2, 2011, respectively. No ineffectiveness has been recorded to net income related to our fair value hedges for the nine months ended September 30, 2012 and October 2, 2011. Our interest rate swaps (and cash and cash equivalents as described above) are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

The following tables present the level and measurement of assets measured on a non-recurring basis as of September 30, 2012 and January 1, 2012. The following tables also present total losses for the nine months ended September 30, 2012 and for the year ended January 1, 2012, which include losses recognized from all non-recurring fair value measurements during those periods. See Note 7 for more information on the impairment of our long-lived assets.

	Fair Value Measurements				Nine Months Ended September 30, 2012 Total Losses
	September 30, 2012	Level 1	Level 2	Level 3
Properties and other intangible assets (a)	$4,771	$—	$—	$4,771	$6,153
Aircraft (b)	6,333	—	—	6,333	1,628
Total	$11,104	$—	$—	$11,104	$7,781

	Fair Value Measurements				2011 Total Losses
	January 1, 2012	Level 1	Level 2	Level 3
Properties and other intangible assets (a)	$575	$—	$—	$575	$12,883
Total	$575	$—	$—	$575	$12,883
_______________

(a)
The impaired assets consist of land and buildings and other intangible assets. The fair values of impaired assets were generally estimated based on the present values of the associated cash flows and market values with respect to land.

(b)	The fair value of the aircraft was based on current market conditions.

(7) Impairment of Long-Lived Assets

Our company-owned restaurant impairment losses for the nine months ended September 30, 2012 and for the nine months ended October 2, 2011, predominantly reflect impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants, and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

During the second quarter of 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations. The closing of these restaurants resulted in an impairment charge of $3,270. In addition, we incurred costs related to these restaurant closings of $1,477, primarily for continuing lease obligations, which are included in “Other operating expense, net.”

Also, during the second quarter of 2012, we reclassified our company-owned aircraft as held and used from its previous held-for-sale classification. For the nine months ended September 30, 2012, the Company recorded an impairment charge of $1,628 on the company-owned aircraft. As of September 30, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.” See Note 13 for information regarding an amended and restated lease agreement for the company-owned aircraft.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Impairment of company-owned restaurants:
Properties	$—	$—	$6,150	$6,449
Intangible assets	—	—	3	1,813
Aircraft	—	—	1,628	—
Total	$—	$—	$7,781	$8,262

Arby’s impairment losses for the period from January 3, 2011 through July 3, 2011 were not significant and are included in discontinued operations and are not included in the table above. See Note 2 for more information on discontinued operations.

(8) Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio. The Company expects to expense costs aggregating approximately $30,800 in 2012 and $4,500 in 2013, related to its relocation and other transition activities which were substantially completed during the third quarter of 2012. The costs expected to be expensed in 2013 primarily relate to severance and other costs.

The components of “Facilities relocation and other transition costs” for the three and nine months ended September 30, 2012, as well as the total expected to be incurred and total incurred since inception, are presented in the table below:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Total Incurred Since Inception	Total Expected to be Incurred
Severance, retention and other payroll costs	$2,236	$9,552	$14,897	$18,376
Relocation costs	1,776	3,857	3,857	7,043
Atlanta facility closure costs	4,224	4,401	4,401	4,501
Consulting and professional fees	1,676	4,494	4,494	6,074
Other	752	2,017	2,002	2,242
	10,664	24,321	29,651	38,236
Accelerated depreciation expense	621	1,921	2,118	2,593
Total	$11,285	$26,242	$31,769	$40,829

The increase in the total expected to be incurred noted above, as compared to our 2011 year end estimate, relates primarily to an increase in our estimates for severance, retention and other payroll costs, an increase in accelerated depreciation on assets at the Atlanta restaurant support center and additional professional fees. These increases were partially offset by a decrease in the Atlanta facility closure costs related to the Atlanta restaurant support center operating lease.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

An analysis of related activity in the facilities relocation and other transition costs accrual, which is included in “Accrued expenses and other current liabilities,” is as follows:

	Balance			Balance
	January 1, 2012	Charges	Payments and Adjustments	September 30, 2012
Severance, retention and other payroll costs	$5,345	$9,552	$(9,020)	$5,877
Relocation costs	—	3,857	(2,780)	1,077
Atlanta facility closure costs (a)	—	4,401	661	5,062
Consulting and professional fees	—	4,494	(3,462)	1,032
Other	—	2,017	(1,823)	194
	$5,345	$24,321	$(16,424)	$13,242

(a) Includes an $838 adjustment for the reclassification of the Atlanta facility closure costs from other accounts.

(9) Income Taxes

The Company’s effective tax rate benefit for the three months ended September 30, 2012 and effective tax rate for the three months ended October 2, 2011 was 32.2% and 41.0%, respectively, on (loss) income from continuing operations. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, (3) a net reduction in deferred state taxes related to the Company’s debt refinancing and related corporate activities, (4) corrections related to prior year tax matters, and (5) changes in our estimated full year tax rates.
The Company’s effective tax rate benefit for the nine months ended September 30, 2012 and effective tax rate for the nine months ended October 2, 2011 was 45.3% and 40.3%, respectively, on income from continuing operations. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) tax credits, (3) a net reduction in deferred state taxes related to the Company’s debt refinancing and related corporate activities, and (4) corrections related to prior year tax matters.
There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the nine months ended September 30, 2012 and October 2, 2011.
The Company participates in the Internal Revenue Service Compliance Assurance Process. During the nine months ended September 30, 2012, we concluded, without adjustment, the examination of our tax year ended January 2, 2011.
(10) (Loss) Income Per Share

Basic (loss) income per share for the three and nine months ended September 30, 2012 and October 2, 2011 was computed by dividing income amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. (Loss) income amounts attributable to The Wendy’s Company used to calculate basic and diluted (loss) income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Amounts attributable to The Wendy’s Company:
(Loss) income from continuing operations	$(26,692)	$2,544	$(19,835)	$13,622
Net income (loss) from discontinued operations	530	(6,510)	530	(7,731)
Net (loss) income	$(26,162)	$(3,966)	$(19,305)	$5,891

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The weighted average number of shares used to calculate basic and diluted (loss) income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Common stock:
Weighted average basic shares outstanding	390,406	395,677	390,028	410,624
Dilutive effect of stock options and restricted shares	—	2,222	—	1,619
Weighted average diluted shares outstanding	390,406	397,899	390,028	412,243

Diluted (loss) income per share for the three months and nine months ended September 30, 2012 and October 2, 2011 was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. Diluted loss per share for the three and nine months ended September 30, 2012 was the same as basic loss per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities would have been antidilutive. For the three months and nine months ended October 2, 2011, we excluded 20,525 and 19,038, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

(11) Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	September 30, 2012	October 2, 2011
Balance, beginning of year	$1,996,069	$2,163,174
Comprehensive loss	(10,213)	(6,858)
Share-based compensation	8,330	13,756
Exercises of stock options	1,955	5,199
Dividends paid	(23,406)	(24,584)
Tax charge from share-based compensation	(676)	—
Repurchases of common stock for treasury	—	(152,681)
Other	(315)	(653)
Balance, end of the period	$1,971,744	$1,997,353

(12) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes to its guarantees, other commitments and contingencies as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

Franchise Image Activation Incentive Program

In order to encourage franchisees to participate in the Company’s Image Activation program, which includes innovative exterior and interior restaurant designs for new and reimaged restaurants, the Company initiated a cash incentive program during the third quarter of 2012 for franchisees. The cash incentive program, which is for the reimaging of restaurants completed during 2013, totals $10,000 and is limited to a maximum of $100 for each franchisee.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Loan Guarantee

During the third quarter of 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. Wendy's also received a $3,000 prepayment on the note receivable owed by the franchisee as part of the refinancing. As of September 30, 2012, Wendy’s has accrued a liability for the fair value of this guarantee of $220, the calculation for which was based upon a weighted average risk percentage established at the inception of the guarantee. See our Form 10-K for a description of our prior franchisee loan guarantees.

Japan Joint Venture Guarantee

In 2012, the Company (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of September 30, 2012, our portion of these contingent obligations totaled approximately $3,500 (¥273,900) based upon then current rates of exchange. The fair value of our guarantees is immaterial. Our obligations could total up to approximately $6,500 if our joint venture partners are unable to perform their reimbursement and indemnity obligations to us.

Capital Expenditures Commitments

As of September 30, 2012, the Company had approximately $21,700 of outstanding commitments for capital expenditures expected to be paid during the remainder of 2012, of which approximately $15,800 pertained to capital expenditures related to our Image Activation program.

(13) Transactions with Related Parties

The following is a summary of ongoing transactions between the Company and its related parties, which are included in continuing operations and includes any updates and amendments since those reported in the Form 10-K:

	Nine Months Ended
	September 30, 2012	October 2, 2011
SSG agreement (a)	$—	$(2,275)
Subleases with related parties (b)	(145)	(157)
Transactions with the Management Company (c):
Advisory fees	$—	$500
Sublease income	(683)	(1,225)
Use of company-owned aircraft (d)	(92)	(100)
Liquidation services agreement	—	220
Distributions of proceeds to noncontrolling interests (see Note 4)	3,667	—
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

(b)
The Company received $145 and $134 of sublease income from QSCC during the first nine months of 2012 and 2011, respectively, and $23 of sublease income from SSG during the first nine months of 2011, both of which have been recorded as reductions of “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with the Management Company

(c)
The Company had the following transactions with a management company that was formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”): (1) paid service fees of $500 in connection with a services agreement that expired on June 30, 2011, and recorded amortization of $220 related to fees paid for assistance in the sale, liquidation or other disposition of certain of our investments under a liquidation services agreement, which also expired on June 30, 2011, both of which are included in “General and administrative” in the first nine months of 2011, and (2) recorded income of $683 and $1,225 during the first nine months of 2012 and 2011, respectively, under an office sublease agreement, which expired in May 2012 and has been recorded as a reduction of “General and administrative.”

(d)
A company-owned aircraft was being leased under an aircraft lease agreement with TASCO, LLC (an affiliate of the Management Company) (“TASCO”), which expired on June 30, 2012. The Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012, and effective as of August 1, 2012, entered into an amended and restated lease agreement (the “Lease”) that will expire on January 5, 2014. Under the Lease, all expenses related to the ownership, maintenance and operation of the aircraft will be paid by TASCO, subject to the limitation that if the amount of annual ongoing maintenance, hangar, insurance and other expenses, or the estimated amount of other scheduled maintenance expenses, exceeds the amounts stated in the Lease, then TASCO can either pay such amounts or terminate the Lease. In addition, if extraordinary and/or unscheduled repairs and/or maintenance for the aircraft become necessary and the estimated cost thereof exceeds the amount stated in the Lease, then TASCO can either pay such amounts or terminate the Lease. In the event of termination, TASCO will not be obligated to perform or pay for such repairs and/or maintenance following the date of termination. Under the previous aircraft lease agreement, the Company recorded lease income of $92 and $100 during the first nine months of 2012 and 2011, respectively, as a reduction of “General and administrative.”

Transactions with Other Related Parties

During the third quarter of 2012, Matthew Peltz was appointed to the ARG Holding Corporation Board of Directors.  A subsidiary of the Company owns 18.5% of the common stock of ARG Holding Corporation.  Matthew Peltz is the son of the Company's Chairman of the Board.

(14) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of September 30, 2012, the Company had reserves for continuing operations for all of its legal and environmental matters aggregating $3,025. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company had previously described a dispute between Wendy's and Tim Hortons Inc. in the Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012. There have been no material developments on this matter.

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

(16) New Accounting Standards Adopted

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued an amendment that permits a company to make an assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company adopted this amendment during the third quarter of 2012; however the Company plans to continue to perform the quantitative assessment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”). There have been no material changes as of September 30, 2012 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Arby’s operating results for the period from January 3, 2011 through July 3, 2011 are classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. After this sale, the principal subsidiary of The Wendy’s Company is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants throughout North America (defined as the United States of America (the “U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts, and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America (including through our joint venture in Japan (the “Japan JV”) are not material. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Our Continuing Business

As of September 30, 2012, the Wendy’s restaurant system was comprised of 6,543 restaurants, of which 1,447 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs during the first nine months of 2012. These increased costs negatively affected cost of sales and restaurant margins.

Wendy’s long-term growth opportunities include (1) improving our North America business by elevating the total customer experience through core menu improvement, step-change product innovation and focused execution of operational excellence and brand positioning which will be supported by (2) investing in an Image Activation program, which includes innovative exterior and interior restaurant designs, for our new and reimaged restaurants, (3) improving restaurant utilization through daypart expansion, (4) employing financial strategies to improve our net income and (5) building the brand worldwide.

Wendy’s revenues for the first nine months of 2012 include: (1) $1,592.1 million of sales at company-owned restaurants, (2) $52.3 million from the sale of bakery items, (3) $213.3 million of royalty income from franchisees, and (4) $17.7 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the nine months ended September 30, 2012.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
Since the first quarter of 2012, we have been reporting Wendy’s same-store sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months (the “New Method”). Prior thereto, the calculation of same-store sales commenced after a restaurant had been open for at least 15 continuous months and as of the beginning of the previous fiscal year (the “Old Method”). The tables summarizing the results of operations below provide the same-store sales percent change using the New Method, as well as the Old Method. Same-store sales exclude the impact of currency translation.

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

Credit Agreement

As further described in “Liquidity and Capital Resources - Credit Agreement” below, on May 15, 2012, Wendy’s entered into a Credit Agreement, as amended (the “Credit Agreement”), which includes a senior secured term loan facility (the “Term Loan”) of $1,125.0 million and a senior secured revolving credit facility of $200.0 million. The Company recognized losses on the early extinguishment of debt of $49.9 million and $75.1 million for the three and nine months ended September 30, 2012, respectively, related to the repayment of debt from the proceeds of the Term Loan draws on July 16, 2012 and May 15, 2012.

Related Party Transactions

The Company has entered into the following transactions with related parties since those reported in our Form 10-K:

Noncontrolling Interests in Jurl Holdings, LLC

Jurl Holdings, LLC’s (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) in February 2012. Prior to 2009, when our predecessor entity was a diversified company active in investments, we had provided our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer (the “Former Executives”), and certain other former employees, equity and profit interests in Jurl. In connection with the sale of Jurlique, we distributed approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives in the nine months ended September 30, 2012.

Aircraft Lease Agreement

A company-owned aircraft was being leased under an aircraft lease agreement with TASCO, LLC (an affiliate of a company that was formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”)) (“TASCO”), which expired on June 30, 2012. The Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012, and effective as of August 1, 2012, entered into an amended and restated lease agreement (the “Lease”) that will expire on January 5, 2014. Under the Lease, all expenses related to the ownership, maintenance and operation of the aircraft will be paid by TASCO, subject to the limitation that if the amount of annual ongoing maintenance, hangar, insurance and other expenses, or the estimated amount of other scheduled maintenance expenses, exceeds the amounts stated in the Lease, then TASCO can either pay such amounts or terminate the Lease. In addition, if extraordinary and/or unscheduled repairs and/or maintenance for the aircraft become necessary and the estimated cost thereof exceeds the amount stated in the Lease, then TASCO can either pay such amounts or terminate the Lease. In the event of termination, TASCO will not be obligated to perform or pay for such repairs and/or maintenance following the date of termination. At the expiration of the term of the Lease, the Company will evaluate all options for the aircraft, including a possible sale.

Transactions with Other Related Parties

During the third quarter of 2012, Matthew Peltz was appointed to the ARG Holding Corporation Board of Directors.  A subsidiary of the Company owns 18.5% of the common stock of ARG Holding Corporation.  Matthew Peltz is the son of the Company's Chairman of the Board.

Guarantees and Other Commitments

Japan Joint Venture Guarantee

In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of September 30, 2012, our portion of these contingent obligations totaled approximately $3.5 million (¥273.9 million) based upon then current rates of exchange. The fair value of our guarantees is immaterial. Our obligations could total up to approximately $6.5 million if our joint venture partners are unable to perform their reimbursement and indemnity obligations to us.

Franchise Image Activation Incentive Program

In order to encourage franchisees to participate in the Company’s Image Activation program, which includes innovative exterior and interior restaurant designs for new and reimaged restaurants, the Company initiated a cash incentive program during the third quarter of 2012 for franchisees. The cash incentive program, which is for the reimaging of restaurants completed during 2013, totals $10.0 million and is limited to a maximum of $0.1 million for each franchisee.

Loan Guarantee

During the third quarter of 2012, Wendy’s provided a $2.0 million guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. Wendy's also received a $3.0 million prepayment on the note receivable owed by the franchisee as part of the refinancing. As of September 30, 2012, Wendy’s has accrued a liability for the fair value of this guarantee of $0.2 million, the calculation for which was based upon a weighted average risk percentage established at the inception of the guarantee. See our Form 10-K for a description of our prior franchisee loan guarantees.

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percent changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

The following tables included throughout this Results of Operations set forth the Company’s consolidated results of operations for the three months ended September 30, 2012 and October 2, 2011 (dollars in millions):

	Three Months Ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Revenues:
Sales	$558.3	$534.5	$23.8	4.5%
Franchise revenues	78.0	76.9	1.1	1.4
	636.3	611.4	24.9	4.1
Costs and expenses:
Cost of sales	478.4	458.0	20.4	4.5
General and administrative	72.2	66.0	6.2	9.4
Depreciation and amortization	41.9	30.8	11.1	36.0
Facilities relocation and other transition costs	11.3	—	11.3	n/m
Transaction related costs	0.1	23.8	(23.7)	n/m
Other operating expense, net	1.2	0.4	0.8	n/m
	605.1	579.0	26.1	4.5
Operating profit	31.2	32.4	(1.2)	(3.7)
Interest expense	(21.6)	(28.4)	6.8	(23.9)%
Loss on early extinguishment of debt	(49.9)	—	(49.9)	n/m
Other income, net	0.9	0.3	0.6	n/m
(Loss) income from continuing operations before income taxes	(39.4)	4.3	(43.7)	n/m
Benefit from (provision for) income taxes	12.7	(1.8)	14.5	n/m
(Loss) income from continuing operations	(26.7)	2.5	(29.2)	n/m
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	0.8	(1.4)	2.2	n/m
Loss on disposal of discontinued operations, net of income taxes	(0.3)	(5.1)	4.8	n/m
Net income (loss) from discontinued operations	0.5	(6.5)	7.0	n/m
Net loss	$(26.2)	$(4.0)	$(22.2)	n/m

	Third Quarter		Third Quarter
	2012		2011
Sales:
Wendy’s	$542.4		$515.4
Bakery and other	15.9		19.1
Total sales	$558.3		$534.5

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$179.8	33.1%	$174.3	33.8%
Restaurant labor	162.7	30.0%	150.6	29.2%
Occupancy, advertising and other operating costs	124.3	23.0%	120.1	23.3%
Total cost of sales	466.8	86.1%	445.0	86.3%
Bakery and other	11.6	n/m	13.0	n/m
Total cost of sales	$478.4	85.7%	$458.0	85.7%

	Third Quarter	Third Quarter
	2012	2011
Margin $:
Wendy’s	$75.6	$70.4
Bakery and other	4.3	6.1
Total margin	$79.9	$76.5

Wendy’s restaurant margin %	13.9%	13.7%

	New Method		Old Method
	Third Quarter	Third Quarter	Third Quarter	Third Quarter
	2012	2011	2012	2011
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	2.7%	1.8%	2.7%	1.8%
Franchised restaurants	2.9%	0.7%	2.8%	0.7%
Systemwide	2.8%	1.0%	2.8%	0.9%

Total same-store sales:
Company-owned restaurants	2.7%	1.8%	2.7%	1.8%
Franchised restaurants (a)	2.8%	0.9%	2.8%	0.9%
Systemwide (a)	2.8%	1.1%	2.7%	1.1%
________________

(a) Includes international franchised restaurants same-store sales.

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at July 1, 2012	1,425	5,122	6,547
Opened	2	23	25
Closed	(2)	(27)	(29)
Net purchased from (sold by) franchisees	22	(22)	—
Restaurant count at September 30, 2012	1,447	5,096	6,543

Sales	Change
Wendy’s	$27.0
Bakery and other	(3.2)
$23.8

The increase in sales in the third quarter of 2012 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer transactions. Our average per customer check amount increased primarily due to strategic price increases on our menu items. Wendy’s company-owned restaurants opened or acquired subsequent to the third quarter of 2011 resulted in incremental sales of $29.1 million in the third quarter of 2012, which were partially offset by a reduction in sales of $9.3 million from locations sold or closed after the third quarter of 2011. Sales were also impacted by a $0.9 million decrease due to changes in Canadian foreign currency rates.

Wendy's Cost of Sales	Change
Food and paper	(0.7)%	points
Restaurant labor	0.8%	points
Occupancy, advertising and other operating costs	(0.3)%	points
	(0.2)%	points

The decrease in cost of sales, as a percent of sales, during the third quarter of 2012, was primarily due to strategic price increases on our menu items and the favorable impact of product mix, as well as a decrease in breakfast advertising expenses. As a percent of sales, these decreases in costs were partially offset by increased labor costs resulting from operating initiatives, including breakfast and Image Activation.

General and Administrative	Change
Transition Service Agreement	$5.9
Other, net	0.3
$6.2

The increase in general and administrative expenses in the third quarter of 2012 was primarily due to the reimbursement of costs for continuing corporate and shared services incurred in the third quarter of 2011, in connection with the Transition Service Agreement related to the sale of Arby's. These services were completed during the fourth quarter of 2011 and as such, no costs were reimbursed during 2012.

Depreciation and Amortization	Change
Restaurants	$10.7
Other	0.4
Total	$11.1

The increase in restaurant depreciation and amortization in the third quarter of 2012 was primarily due to (1) the effect of capital expenditures and accelerated depreciation related to operating initiatives, including Image Activation and breakfast, (2) other restaurant related capital expenditures, including the effect of restaurants acquired from franchisees subsequent to the third quarter of 2011, and (3) point-of-sale system hardware.

Facilities Relocation and Other Transition Costs	Change
Atlanta facility closure costs	$4.2
Severance, retention and other payroll costs	2.2
Consulting and professional fees	1.7
Relocation costs	1.8
Accelerated depreciation expense	0.6
Other	0.8
$11.3

During the third quarter of 2012, the Company incurred “Facilities relocation and other transition costs” aggregating $11.3 million, which are related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during the third quarter of 2012.

Transaction Related Costs

During the three months ended September 30, 2012 and October 2, 2011, we incurred “Transaction related costs” of $0.1 million and $23.8 million, respectively, resulting from the sale of Arby’s.

Interest Expense	Change
Senior Notes	$(13.5)
Term loans	6.8
Other	(0.1)
$(6.8)

The decrease in interest expense during the third quarter of 2012 was primarily due to the purchase and redemption of the outstanding Wendy's Restaurants 10.00% Senior Notes due 2012 (the “Senior Notes”) in May and July 2012, respectively, as further discussed in “Liquidity and Capital Resources - Credit Agreement.” This decrease was partially offset by an increase in interest expense related to the Credit Agreement, entered into by Wendy’s on May 15, 2012, as further discussed in “Liquidity and Capital Resources - Credit Agreement,” as compared to interest expense incurred for the prior term loan.

Loss on Early Extinguishment of Debt

We incurred a loss on the early extinguishment of debt as described below in “Liquidity and Capital Resources - Credit Agreement,” as follows:

Three Months Ended September 30, 2012
Premium payment to redeem Senior Notes	$33.1
Unaccreted discount on Senior Notes	7.2
Deferred costs associated with the Senior Notes	9.6
Loss on early extinguishment of debt	$49.9

Benefit from (Provision for) Income Taxes	Change
Federal and state benefit on variance in (loss) income from continuing operations before income taxes	$14.4
Corrections related to prior year tax matters	3.4
Net reduction in deferred state taxes related to the Company’s debt refinancing and related corporate activities	(2.5)
Other	(0.8)
$14.5

Our income taxes in 2012 and 2011 were impacted by variations in (loss) income from continuing operations before income taxes, adjusted for recurring items, corrections for prior year tax matters, and a net reduction in deferred state taxes related to the Company’s debt.

Net Income (Loss) From Discontinued Operations

The income (loss) from discontinued operations, net of income taxes, for the three months ended September 30, 2012 and October 2, 2011, includes income (loss) from discontinued operations of $0.8 million and $(1.4) million, respectively, net of a benefit from income taxes of $0.4 million and $0.8 million, respectively. Net income (loss) from discontinued operations for the three months ended September 30, 2012 and October 2, 2011 also includes a loss on disposal of $0.3 million and $5.1 million, net of a benefit from (provision for) income taxes of $0.2 million and $(5.8) million, respectively.

Results of Operations

The following tables included throughout this Results of Operations set forth the Company’s consolidated results of operations for the nine months ended September 30, 2012 and October 2, 2011 (dollars in millions). As a result of the sale of Arby’s as discussed above in “Introduction,” Arby’s results of operations for the period from January 3, 2011 through July 3, 2011 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Nine Months Ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Revenues:
Sales	$1,644.4	$1,588.0	$56.4	3.6%
Franchise revenues	231.0	228.3	2.7	1.2
	1,875.4	1,816.3	59.1	3.3
Costs and expenses:
Cost of sales	1,417.0	1,361.7	55.3	4.1
General and administrative	217.8	215.1	2.7	1.3
Depreciation and amortization	110.1	91.0	19.1	21.0
Impairment of long-lived assets	7.8	8.3	(0.5)	(6.0)
Facilities relocation and other transition costs	26.3	—	26.3	n/m
Transaction related costs	1.3	30.8	(29.5)	n/m
Other operating expense, net	4.6	1.6	3.0	n/m
	1,784.9	1,708.5	76.4	4.5
Operating profit	90.5	107.8	(17.3)	(16.0)
Interest expense	(77.8)	(85.9)	8.1	(9.4)%
Loss on early extinguishment of debt	(75.1)	—	(75.1)	n/m
Gain on sale of investment, net	27.4	—	27.4	n/m
Other income, net	3.1	0.9	2.2	n/m
(Loss) income from continuing operations before income taxes and noncontrolling interests	(31.9)	22.8	(54.7)	n/m
Benefit from (provision for) income taxes	14.4	(9.2)	23.6	n/m
(Loss) income from continuing operations	(17.5)	13.6	(31.1)	n/m
Discontinued operations:
Income from discontinued operations, net of income taxes	0.8	1.1	(0.3)	n/m
Loss on disposal of discontinued operations, net of income taxes	(0.3)	(8.8)	8.5	n/m
Net income (loss) from discontinued operations	0.5	(7.7)	8.2	n/m
Net (loss) income	(17.0)	5.9	(22.9)	n/m
Net income attributable to noncontrolling interests	(2.3)	—	(2.3)	n/m
Net (loss) income attributable to The Wendy’s Company	$(19.3)	$5.9	$(25.2)	n/m

	Nine Months		Nine Months
	2012		2011
Sales:
Wendy’s	$1,592.1		$1,531.4
Bakery and other	52.3		56.6
Total sales	$1,644.4		$1,588.0

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$529.9	33.3%	$507.9	33.2%
Restaurant labor	480.2	30.2%	457.1	29.8%
Occupancy, advertising and other operating costs	370.1	23.2%	357.3	23.3%
Total cost of sales	1,380.2	86.7%	1,322.3	86.3%
Bakery and other	36.8	n/m	39.4	n/m
Total cost of sales	$1,417.0	86.2%	$1,361.7	85.7%

	Nine Months	Nine Months
	2012	2011
Margin $:
Wendy’s	$211.9	$209.1
Bakery and other	15.5	17.2
Total margin	$227.4	$226.3

Wendy’s restaurant margin %	13.3%	13.7%

	New Method		Old Method
	Nine Months	Nine Months	Nine Months	Nine Months
	2012	2011	2012	2011
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	2.3%	1.1%	2.1%	1.1%
Franchised restaurants	2.3%	1.1%	2.3%	1.1%
Systemwide	2.3%	1.1%	2.2%	1.1%

Total same-store sales:
Company-owned restaurants	2.3%	1.1%	2.1%	1.1%
Franchised restaurants (a)	2.3%	1.3%	2.3%	1.2%
Systemwide (a)	2.3%	1.2%	2.3%	1.2%
________________

(a) Includes international franchised restaurants same-store sales.

Restaurant count:	Company-owned	Franchised	Systemwide
Restaurant count at January 1, 2012	1,417	5,177	6,594
Opened	4	46	50
Closed	(27)	(74)	(101)
Net purchased from (sold by) franchisees	53	(53)	—
Restaurant count at September 30, 2012	1,447	5,096	6,543

Sales	Change
Wendy’s	$60.7
Bakery and other	(4.3)
$56.4

The increase in sales in the first nine months of 2012 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer transactions during the first and third quarters of 2012. Our average per customer check amount increased primarily due to strategic price increases on our menu items. Wendy’s company-owned restaurants opened or acquired subsequent to the first nine months of 2011 resulted in incremental sales of $52.2 million in the first nine months of 2012, which were partially offset by a reduction in sales of $16.8 million from locations sold or closed after the first nine months of 2011. Sales were also impacted by a $4.6 million decrease due to changes in Canadian foreign currency rates.

Wendy's Cost of Sales	Change
Food and paper	0.1%	points
Restaurant labor	0.4%	points
Occupancy, advertising and other operating costs	(0.1)%	points
	0.4%	points

The increase in cost of sales, as a percent of sales, for the nine months ended September 30, 2012, resulted from a 1.1% increase in the cost of commodities and increased labor costs resulting from operating initiatives, including breakfast and Image Activation. As a percent of sales, these increases in costs were substantially offset by the effect of strategic price increases on our menu items, along with a decrease in breakfast advertising expenses.

General and Administrative	Change
Transition Service Agreement	$5.9
Purchasing co-op start-up costs	2.3
Professional services	(4.4)
Atlanta restaurant support center lease	(0.5)
Other, net	(0.6)
$2.7

The increase in general and administrative expenses in the first nine months of 2012 was primarily due to the reimbursement of costs for continuing corporate and shared services incurred in the third quarter of 2011 in connection with the Transition Service Agreement related to the sale of Arby's (these services were completed during the fourth quarter of 2011). Similar corporate and shared services costs were incurred in the first half of 2011 which were not then subject to reimbursement. The increase was also due to the reversal of the accrual for the unpaid Strategic Sourcing Group Co-op, LLC funding commitment of $2.3 million during the first quarter of 2011. These increases were partially offset by a reduction in lease expense for the Atlanta restaurant support center due to the sale of Arby's, as well as a net decrease in professional services. The net decrease in professional services was primarily due to costs incurred during the prior year for the design and implementation of our employee retention plan that did not recur in 2012 and a decrease in contract services for information technology, both of which were partially offset by an increase in legal costs.

Depreciation and Amortization	Change
Restaurants	$18.7
Other	0.4
$19.1

The increase in restaurant depreciation and amortization in the first nine months of 2012 was primarily due to (1) the effect of capital expenditures and accelerated depreciation related to operating initiatives, including Image Activation and breakfast, (2) other restaurant related capital expenditures, including the effect of restaurants acquired from franchisees subsequent to the third quarter of 2011, and (3) point-of-sale system hardware.

Impairment of Long-Lived Assets	Change
Properties	$(0.3)
Intangible assets	(1.8)
Aircraft	1.6
$(0.5)

The decline in impairment charges during the first nine months of 2012 was primarily due to the level of impairment charges taken in prior periods on properties at underperforming locations. Impairment charges were recorded on restaurant-level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Also, as of the beginning of the second quarter of 2012, we reclassified our company-owned aircraft as held and used from its previous held-for-sale classification. In the first nine months of 2012, the Company recorded an impairment charge of $1.6 million on the company-owned aircraft. As of September 30, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.”

Facilities Relocation and Other Transition Costs	Change
Severance, retention and other payroll costs	$9.6
Consulting and professional fees	4.5
Atlanta facility closure costs	4.4
Relocation costs	3.9
Accelerated depreciation expense	1.9
Other	2.0
$26.3

During the first nine months of 2012, the Company incurred “Facilities relocation and other transition costs” aggregating $26.3 million, which are related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during the third quarter of 2012.

Transaction Related Costs

During the nine months ended September 30, 2012 and October 2, 2011, we incurred “Transaction related costs” of $1.3 million and $30.8 million, respectively, resulting from the sale of Arby’s.

Interest Expense	Change
Senior Notes	$(15.1)
Term loans	7.3
Deferred financing costs	(0.6)
Other, net	0.3
$(8.1)

The decrease in interest expense during the first nine months of 2012 was primarily due to (1) the purchase and redemption of the Senior Notes outstanding in May and July 2012, respectively, as further discussed in “Liquidity and Capital Resources - Credit Agreement,” and (2) the amortization of additional deferred financing costs in the first nine months of 2011 as a result of the $24.9 million excess cash flow payment on the prior term loan that did not recur in the first nine months of 2012. This decrease was partially offset by an increase in interest expense related to the Credit Agreement, as further discussed in “Liquidity and Capital Resources - Credit Agreement,” as compared to interest expense incurred for the prior term loan.

Loss on Early Extinguishment of Debt

We incurred a loss on the early extinguishment of debt as described below in “Liquidity and Capital Resources - Credit Agreement,” as follows:

Nine Months Ended September 30, 2012
Premium payment to redeem/purchase Senior Notes	$43.2
Unaccreted discount on Senior Notes	9.3
Deferred costs associated with the Senior Notes	12.4
Unaccreted discount on prior term loan	1.7
Deferred costs associated with the prior term loan	8.5
Loss on early extinguishment of debt	$75.1

Gain on Sale of Investment, Net

On February 2, 2012, Jurl completed the sale of our investment in Jurlique for which we received proceeds of $27.3 million, net of the amount held in escrow. The amount held in escrow as of September 30, 2012 was $3.4 million, which has been adjusted for foreign currency translation, and is included in “Deferred costs and other assets.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28.5 million Australian dollars. We recorded a “Gain on sale of investment, net” of $27.4 million, which included a loss of $2.9 million on the settlement of the derivative transaction discussed above.

Benefit from (Provision for) Income Taxes	Change
Federal and state benefit on variance in (loss) income from continuing operations before income taxes and noncontrolling interests	$19.5
Corrections related to prior year tax matters	3.6
Net reduction in deferred state taxes related to the Company's debt refinancing and related corporate activities	(0.2)
Other	0.7
$23.6

Our income taxes in 2012 and 2011 were impacted by variations in income from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items, corrections for prior year tax matters, and a net reduction in deferred state taxes related to the Company’s debt.

Net Income Attributable to Noncontrolling Interests

We have reflected net income attributable to noncontrolling interests of $2.3 million, net of income tax benefit of $1.3 million in the nine months ended September 30, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

Net Income (Loss) From Discontinued Operations

The income from discontinued operations, net of income taxes, for the nine months ended September 30, 2012 and October 2, 2011, includes income from discontinued operations of $0.8 million and $1.1 million, respectively, net of a benefit from (provision for) income taxes of $0.4 million and $(0.9) million, respectively. Net income (loss) from discontinued operations for the nine months ended September 30, 2012 and October 2, 2011 also includes a loss on disposal of $0.3 million and $8.8 million, respectively, net of a benefit from (provision for) income taxes of $0.2 million and $(3.6) million, respectively.

Outlook
Goodwill and intangible assets with indefinite useful lives are reviewed annually during the fourth quarter for impairment or more frequently if events or changes in circumstances indicate that the assets may be impaired. The estimated value of our reporting units is subject to change as a result of many factors, including, among others, any changes in our business plans, changing economic conditions, the competitive environment and changes in our market capitalization. As of September 30, 2012, substantially all of Wendy's goodwill totaling $876.6 million was associated with its North America restaurants. In addition, there was $903.0 million of non-amortizing intangible assets consisting of trademarks.
Through September 30, 2012 and continuing into the fourth quarter, we have been experiencing a decline in our market capitalization. Any significant decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in recording an impairment charge. During the fourth quarter, we will complete our annual review of the valuation of our goodwill and non-amortizing intangible assets but are unable, at this time, to ascertain whether our review will result in impairment of any of these assets.
Liquidity and Capital Resources

The Company’s discussion below regarding its liquidity and capital resources includes the discontinued operations of Arby’s.

Net Cash Provided by Operating Activities

Cash provided by operating activities decreased $57.5 million in the first nine months of 2012 as compared to the first nine months of 2011, primarily due to the following:

•	a net decrease in income of $47.5 million including the effect of the change in deferred taxes;

•	a $27.4 million gain on sale of our cost investment in Jurlique included in the 2012 net loss;

•	a $8.8 million loss on the sale of Arby's included in 2011 net income; and

•
a $38.7 million decrease in cash provided by operating activities resulting from changes in accrued expenses for the comparable periods primarily due to (1) payments in 2011 related to the sale of Arby's for termination, severance and retention costs and (2) a decrease in interest expense accruals partially offset by a decrease in interest payments related to the change in the Credit Agreement, as described below.

These decreases were partially offset by a $75.1 million loss on early extinguishment of debt included in the 2012 net loss, associated with the pay-off of the prior term loan and Senior Notes.

Additionally, for the nine months ended September 30, 2012, the Company had the following significant uses and sources of cash other than from operating activities:

•
Cash capital expenditures totaling $126.3 million, which included $31.3 million for Image Activation restaurants, $12.8 million for other restaurants, $25.5 million for restaurant point-of-sale equipment, $12.9 million for the construction and renovation of our corporate headquarters, in part related to the relocation of our Atlanta restaurant support center and $43.8 million for various capital projects;

•	Proceeds from the sale of our cost investment in Jurlique of $24.4 million; and

•	a $40.6 million decrease in cash due to the acquisition of franchised restaurants.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $23.4 million.

Sources and Uses of Cash for the Remainder of 2012

Our anticipated sources of cash and cash requirements for the remainder of 2012, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $99 million, which would result in total cash capital expenditures for the year of approximately $225 million;

•	Payments for severance, retention and facilities relocation costs;

•	Quarterly cash dividends aggregating up to approximately $15.6 million as discussed below in “Dividends;”

•	Potential stock repurchases of up to $100 million; and

•	Other potential restaurant acquisitions and dispositions.
Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Credit Agreement

On May 15, 2012, Wendy’s entered into a Credit Agreement, as amended, which includes a senior secured term loan facility of $1,125.0 million and a senior secured revolving credit facility of $200.0 million and contains provisions for an uncommitted increase of up to $275.0 million principal amount of the revolving credit facility and/or Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit.

The Term Loan was issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113.8 million with draws on May 15, 2012 and July 16, 2012. The discount of $11.3 million is being accreted and the related charge included in “Interest expense” through the maturity of the Term Loan.
The Term Loan is due not later than May 15, 2019 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments beginning in the fourth quarter of 2012, with the remaining balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Credit Agreement. The revolving credit facility expires not later than May 15, 2017. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. As of September 30, 2012, there were no amounts outstanding under the revolving credit facility, except for $19.0 million of letters of credit issued in the normal course of business.
The interest rate on the Term Loan and amounts borrowed under the revolving credit facility is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 4.75% as of September 30, 2012.

Wendy’s incurred $15.5 million in costs related to the Credit Agreement, which is being amortized to “Interest expense” through the maturity of the Term Loan utilizing the effective interest rate method.
Proceeds from the Term Loan were used (1) to repay all amounts outstanding under the prior term loan, (2) to redeem the Senior Notes in the amounts of $440.8 million aggregate principal at a redemption price of 107.5% of the principal amount in July 2012 and to purchase $124.2 million aggregate principal at a purchase price of 108.125% of the principal amount in May 2012, both plus accrued and unpaid interest and (3) to pay a portion of the Credit Agreement fees and expenses.
The Company recognized losses on early extinguishment of debt of $49.9 million and $75.1 million for the three and nine months ended September 30, 2012, respectively, related to the repayment of debt from the proceeds of the Term Loan draws on July 16, 2012 and May 15, 2012.
The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with all covenants of the Credit Agreement as of September 30, 2012.
Contractual Obligations

The following is an explanation of changes to the Company’s contractual obligations since January 1, 2012, as discussed in our Form 10-K:

•	The completion of a new $1,125.0 million Term Loan, due May 15, 2019, which resulted in the following early principal reductions of our long-term debt obligations:

◦	$467.8 million for the repayment of our prior term loan;

◦	$565.0 million for the redemption/purchase of the outstanding Senior Notes.

•	The acquisition of 30 Wendy’s franchised restaurants from Pisces Foods, L.P., which resulted in the recording of $14.4 million of capitalized lease obligations.

•	The Company repaid the principal and interest on the 6.54% aircraft term loan, which primarily consisted of the following:

◦	$3.9 million prepayment during the first quarter of 2012; and

◦	$6.7 million repayment of the remaining outstanding principal and interest on June 25, 2012.

Dividends

On March 15, 2012, June 15, 2012, and September 18, 2012, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock, aggregating $23.4 million. On November 5, 2012, The Wendy’s Company declared a dividend of $0.04 per share to be paid on December 17, 2012 to shareholders of record as of December 3, 2012. As a result of this dividend declaration, The Wendy’s Company total cash requirement for dividends for the fourth quarter of 2012 will be approximately $15.6 million based on the number of shares of its common stock outstanding at November 2, 2012. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Treasury Stock Purchases

Our Board of Directors has authorized the repurchase of up to $100 million of our Common Stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat had a significant effect on our results of operations in 2011 and through the first nine months of 2012 and is expected to have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase menu prices.

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

There were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended January 1, 2012 as of September 30, 2012, except as described below.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the relocation of the Atlanta restaurant support center to Ohio, which commenced in the second quarter of 2012 and was substantially completed during the third quarter of 2012, there were significant changes in the personnel responsible for performing procedures related to internal control over financial reporting.  However, there were no changes to the design or operation of procedures related to internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•	changes in commodity costs (including beef, chicken and corn), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing reimages of existing restaurants, including risks associated with the Image Activation program;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill, other intangible assets or for the impairment of other long-lived assets;

•	the effects of war or terrorist activities;

•	expenses and liabilities for taxes related to periods up to the date of sale of Arby’s as a result of the indemnification provisions of the Arby’s Purchase and Sale Agreement; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

The Company had previously described a dispute between Wendy’s International, Inc., an indirect subsidiary of the Company, and Tim Hortons Inc. in the Company’s Form 10-K and Quarterly Report on Form 10-Q for the quarter ended April 1, 2012. There have been no material developments on this matter.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended July 1, 2012, which could materially affect our business, financial condition or future results. Except as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended July 1, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2012:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2, 2012 through August 5, 2012	67,366	$4.68	—	$—
August 6, 2012 through September 2, 2012	3,641	$4.56	—	$—
September 3, 2012 through September 30, 2012	34,051	$4.49	—	$—
Total	105,058	$4.62	—	$—

(1)
Represents shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

Treasury Stock Purchases

Our Board of Directors has authorized the repurchase of up to $100 million of our Common Stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible.

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

10.1
Amendment No. 1 and Waiver, dated as of October 22, 2012, to the Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto.*

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

THE WENDY’S COMPANY (Registrant)
Date: November 8, 2012	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 8, 2012	By: /s/Steven B. Graham
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

10.1
Amendment No. 1 and Waiver, dated as of October 22, 2012, to the Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto.*

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