Form 10-K
period 2012-12-30
Wendy's Co
filed 2013-02-28
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 30, 2012
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
Yes [x] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [x]      Accelerated filer [ ]       Non-accelerated filer [ ]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of July 1, 2012 was approximately $1,327,737,274. As of February 22, 2013, there were 392,939,774 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 30, 2012.

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

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s restaurants;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

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

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, government-mandated health care benefits, tax legislation, federal ethanol policy and accounting standards;

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

Item 1. Business.

Introduction

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries.

As of December 30, 2012, the Wendy’s restaurant system was comprised of 6,560 restaurants, of which 1,427 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “company-owned” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

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

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190.0 million of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations.

Fiscal Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.

Business Segments

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the United States and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material. See Note 26 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to our geographic areas.

The Wendy’s Restaurant System

Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 30, 2012, there were 6,186 Wendy’s restaurants in operation in North America. Of these restaurants, 1,427 were operated by Wendy’s and 4,759 by a total of 439 franchisees. In addition, at December 30, 2012, there were 374 franchised Wendy’s restaurants in operation in 26 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) sales from our company-owned bakery; and (3) franchise royalties received from Wendy’s franchised restaurants.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with Tim Hortons Inc., a quick-service restaurant chain. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of December 30, 2012, there were 105 Wendy’s restaurants in operation that were owned by the joint venture.

During the second quarter of 2011, Wendy’s became a 49% partner in a joint venture for the operation of Wendy’s restaurants in Japan. As of December 30, 2012, there were two Wendy’s restaurants operated by this joint venture.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2012, Wendy’s opened 16 new company-owned restaurants and closed 32 generally underperforming company-owned restaurants. In addition, Wendy’s purchased 56 restaurants from its franchisees and disposed of 30 restaurants to franchisees. During 2012, Wendy’s franchisees opened 85 new restaurants and closed 103 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2010 to 2012:

	2012	2011	2010
Restaurants open at beginning of period	6,594	6,576	6,541
Restaurants opened during period	101	89	78
Restaurants closed during period	(135)	(71)	(43)
Restaurants open at end of period	6,560	6,594	6,576

During the period from January 4, 2010, through December 30, 2012, 268 Wendy’s restaurants were opened and 249 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty™ desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis. Wendy’s also offers breakfast in some restaurants in the United States, although Wendy’s announced in January 2013 that it was discontinuing the breakfast daypart at certain restaurants.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 65.3%, 65.1% and 64.9% in 2012, 2011, and 2010, respectively.

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

The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, is a producer of buns for some Wendy’s restaurants, and to a lesser extent for outside parties. At December 30, 2012, the Bakery supplied 784 restaurants operated by Wendy’s and 2,152 restaurants operated by franchisees. The Bakery also produces and sells some products to customers in the grocery and other food service businesses.

Raw Materials and Purchasing

As of December 30, 2012, five independent processors (five total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, six independent processors (eight total production facilities) supplied all of Wendy’s chicken in the United States.

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

During the 2009 fourth quarter, Wendy’s entered into a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees to establish Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada. Prior to 2010, the system’s purchasing function was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for operations in the United States and Canada, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in 2010.  Pursuant to the terms of the Wendy’s Co-op, Wendy’s expensed $15.5 million in 2009 for payments to QSCC required over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. Since the third quarter of 2010, all QSCC members (including Wendy’s) pay sourcing fees to third party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2013 to 2022, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants. Wendy’s has initiated an Image Activation program, which includes innovative exterior and interior restaurant designs, and plans to accelerate that program in 2013 and beyond.

Many of the leading restaurant chains continue to focus on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting, including the use of coupons, in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s. In addition, we believe that the growth of fast casual chains and other in-line competitors causes some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

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

Franchised Restaurants

As of December 30, 2012, Wendy’s franchisees operated 4,759 Wendy’s restaurants in 49 states, the District of Columbia and Canada.

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

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of monthly sales, as defined in the agreement, from the operation of the restaurant or $1,000, whichever is greater. The agreement also typically requires that the franchisee pay Wendy’s an initial technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

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

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is currently C$35,000 for each restaurant.

In order to promote new unit development, Wendy’s has established a franchisee assistance program for its North American franchisees that provides (with certain exceptions) for reduced technical assistance fees and a sliding scale of royalties for the first two years of operation for qualifying locations opened between April 1, 2011 and December 31, 2013. In addition, WROC has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5.0 million for periods of up to five years. Franchisees pay WROC a nominal fee for the guarantee.

In order to encourage franchisees to participate in Wendy’s Image Activation program, which include innovative exterior and interior restaurant designs for new and reimaged restaurants, Wendy’s initiated a cash incentive program for franchisees in the third quarter of 2012. In January 2013, the program was expanded to include variable cash incentives for Tier 1, 2, and 3 remodels and to allow for a maximum of $100,000 each, for up to three incentives per franchisee. The cash incentive program is for the reimaging of restaurants completed in 2013 and totals $10.0 million.

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

See Note 6 and Note 22 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events.  Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of December 30, 2012, the contribution rate for United States restaurants is generally 3.25% of retail sales for national advertising and .75% of retail sales for local and regional advertising. Prior to January 1, 2012, the rates were generally 3% and 1%, respectively. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising. See Note 25 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of December 30, 2012, Wendy’s had 374 franchised restaurants in 26 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. Since the beginning of 2009, development agreements have been announced for Wendy’s locations to be opened in the following countries and territories: Singapore, the Middle East, North Africa, the Russian Federation, the Eastern Caribbean, Argentina, Japan, Georgia and the Republic of Azerbaijan. These development agreements include rights for 21 countries in which no Wendy’s restaurants were open as of December 30, 2012. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy over the coming years. In 2012, Wendy’s announced new development agreements in the existing markets of Indonesia and Philippines. Wendy’s has granted development rights in certain countries and territories listed under Item 2 of this Form 10-K.

Franchisees who wish to operate Wendy’s restaurants outside the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions. The agreements license the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant fee. In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

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

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are also anticipated to increase our costs and the costs of our franchisees. Our Compliance with the PPACA may result in significant modifications to our employment and benefits policies and practices.  Because of the absence of final implementing regulations, we currently cannot predict the timing or amount of those cost increases or modifications to our business practices. However, the cost increases may be material and such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

Environmental and Other Matters

The Company’s past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our company-owned Wendy’s restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate reserves for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Employees

As of December 30, 2012, the Company had approximately 44,000 employees, including approximately 2,800 salaried employees and approximately 41,200 hourly employees. We believe that our employee relations are satisfactory.

Item 1A.  Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2013, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Our success depends in part upon the continued retention of certain key personnel.

There were a number of changes in our senior management team in 2011 and 2012, including the appointment of a new President and Chief Executive Officer. We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team. The failure by us to retain members of our senior management team in the future could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

Competition from other restaurant companies, or poor customer experience at Wendy's restaurants, could hurt our brand.

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

The disruptions in the national and global economies may adversely impact our revenues, results of operations, business and financial condition.

The disruptions in the national and global economies have resulted in high unemployment rates and declines in consumer confidence and spending.  If such conditions persist, they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  There can be no assurance that government responses to the disruptions will restore consumer confidence.  Ongoing disruptions in the national and global economies may adversely impact our revenues, results of operations, business and financial condition.

Changes in commodity costs (including beef, chicken and corn), supply, fuel, utilities, distribution and other operating costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken and corn), supply, fuel, utilities, distribution and other operating costs. Any increase in these costs, especially beef or chicken prices, could harm operating results. In addition, our brand is susceptible to increases in these costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable, and by federal ethanol policy. Increases in gasoline prices would result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in gasoline prices could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

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

Food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving Wendy’s or its supply chain, could create negative publicity and adversely affect sales and operating results.

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

In addition, food safety events, whether or not involving Wendy’s, could result in negative publicity for Wendy’s or for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s serves, may reduce demand for Wendy’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales and operating results at company-owned restaurants or in royalties from sales at franchised restaurants.

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

Increased use of social media could create and/or amplify the effects of negative publicity and adversely affect sales and operating results.

Events reported in the media, including social media, whether or not accurate or involving Wendy’s, could create and/or amplify negative publicity for Wendy’s or for the industry or market segments in which we operate. This could reduce demand for Wendy’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in guest traffic to our restaurants as a result of negative publicity from social media could result in a decline in sales and operating results at company-owned restaurants or in royalties from sales at franchised restaurants.

Growth of our restaurant businesses is dependent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant businesses derive earnings from sales at company-owned restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new unit opened. Growth in our restaurant revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

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

The Company’s Image Activation program may not positively affect sales at company-owned and participating franchised restaurants or improve our results of operations.

Throughout 2013, the Company plans to reimage approximately 100 existing company-owned restaurants and open approximately 25 new company-owned restaurants under its Image Activation program, with plans for significantly more new and reimaged Company and franchisee restaurants in 2014 and beyond. The Company also expects that franchisees will reimage approximately 100 and build 40 new restaurants in 2013. Wendy’s initiated a cash incentive program for franchisees during the third quarter of 2012. In January 2013, the program was expanded to include variable cash incentives for Tier 1, 2, and 3 remodels and to allow for a maximum of $100,000 each, for up to three incentives per franchisee. The cash incentive program is for the reimaging of restaurants completed in 2013 and totals $10.0 million. The Company intends to use its cash on hand and operating cash flows to fund the Image Activation program and new restaurant growth.

The Company’s Image Activation program may not positively affect sales at company-owned restaurants or improve results of operations. There can be no assurance that sales at participating restaurants will achieve or maintain projected levels or that the Company’s results of operations will improve.

In addition, most of the Wendy’s system consists of franchised restaurants. Many of our franchisees will need to borrow funds in order to participate in the Image Activation program. Other than the cash incentive program described above, the Company generally does not provide franchisees with financing but it is actively developing third party financing sources for franchisees. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants and our future growth and results of operations could be adversely affected.

Further, it is possible that the Company or its subsidiaries may provide other financial incentives to franchisees to participate in the Image Activation program. These incentives could result in additional expense and/or a reduction of royalties or other revenues received from franchisees in the future. If the Company provides incentives to franchisees related to financing of the Image Activation program, the Company may incur costs related to loan guarantees, interest rate subsidies and/or costs related to collectability of loans.

Our financial results are affected by the operating results of franchisees.

As of December 30, 2012, approximately 78% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

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

As of December 30, 2012, Wendy’s leased or owned the land and/or the building for 1,427 Wendy’s restaurants. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

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

As of December 30, 2012, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 27 foreign countries and territories. As of December 30, 2012 and as detailed in “Item 2. Properties,” the 8 leading states by number of operating units were: Florida, Ohio, Texas, Georgia, Michigan, California, Pennsylvania and North Carolina. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

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

The Company, through a subsidiary, could become obligated to pay additional contributions due to the unfunded vested benefits of a multiemployer pension plan.  A future incurrence of withdrawal liability could have a material effect on the Company’s results of operations.

The unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, are covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by a collective bargaining agreement (the “CBA”).  In 2010, the terms of a new collective bargaining agreement (the “New CBA”) which expires on March 31, 2013, were agreed to by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO.  Included in the terms of the New CBA, the Bakery agreed to participate in the Union Pension Fund.

The future cost of the Union Pension Fund depends on a number of factors, including the funding status of the plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Union Pension Fund are jointly responsible for any plan underfunding.  Assets contributed to the Union Pension Fund are not segregated or otherwise restricted to provide benefits only to the employees of the Bakery.  While Wendy’s pension cost for the Union Pension Fund is established by the New CBA, the Union Pension Fund may impose increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the Pension Protection Act of 2006 (the “PPA”), which requires underfunded multiemployer pension plans to implement rehabilitation plans to improve funded status.  Factors that could impact the funded status of the Union Pension Fund include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.  As of January 1, 2012, the Union Pension Fund was in Green Zone Status, as defined in the PPA and had been operating under a Rehabilitation Plan.

In April 2012, Wendy’s received a Notice of Critical Status from the Union Pension Fund which sets forth that the plan was considered to be in Red Zone Status, as defined in the PPA, for the 2012 plan year due to funding problems.  As the fund is in critical status, all contributing employers, including Wendy’s, will be required to pay a 5% surcharge on contributions for all hours worked from June 1, 2012 through December 30, 2012 and a 10% surcharge on contributions for all hours worked on and after January 1, 2013 until a contribution rate is negotiated at the expiration of the New CBA that will be consistent with a revised Rehabilitation Plan which must be adopted by the Union Pension Fund in accordance with the provisions of the PPA.

The surcharges and the possible effect of the revised Rehabilitation Plan to be adopted by the Union Pension Fund as described above are not anticipated to have a material effect on the Company's results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on the Company to contribute to any plan underfunding may be material.

Wendy’s could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Union Pension Fund.  The withdrawal liability (which could be material) would equal Wendy’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered.  A withdrawal liability would be triggered if Wendy’s (1) ceases to make contributions to the Union Pension Fund, (2) closes its bakery facility, or (3) decides not to renew the collective bargaining agreement.  No factors for which the Bakery would incur a withdrawal liability occurred during fiscal 2012.  A future incurrence of withdrawal liability could have a material effect on the Company’s results of operations.

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

Changes in legal or regulatory requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, government-mandated health care benefits, tax legislation, federal ethanol policy and accounting standards, may hurt our ability to open new restaurants or otherwise hurt our existing and future operations and results.

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

Federal laws, rules and regulations address many aspects of our business, such as franchising, federal ethanol policy, minimum wages and taxes. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.

Changes in accounting standards, or in the interpretation of existing standards, applicable to us could also affect our future results.

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are also anticipated to increase our costs and the costs of our franchisees. Our compliance with the PPACA may result in significant modifications to our employment and benefits policies and practices.  Because of the absence of final implementing regulations, we currently cannot predict the timing or amount of those cost increases or modifications to our business practices. However, the cost increases may be material and such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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
To the extent we invest in international company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which would adversely affect our results of operations and financial condition.
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

Failure to comply with laws, regulations and third party contracts regarding the collection, maintenance and processing of information may result in adverse publicity and adversely affect the operation of our business and results of operations.

We collect, maintain and process certain information about customers and employees. Our use and protection of this information is regulated by various laws and regulations, as well as by third party contracts. If our systems or employees fail to comply with these laws, regulations or contract terms, it could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and incur penalties or remediation and other costs that could adversely affect the operation of our business and results of operations.

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

We enter into swaps and other derivative contracts, which expose us to potential losses in the event of nonperformance by counterparties.

We have entered into interest rate swaps and other derivative contracts as described in Note 13 of the Financial Statements and Supplementary Data included in Item 8 herein, and we may enter into additional swaps in the future. We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

Wendy’s and its subsidiaries are subject to various restrictions, and substantially all of their non-real estate assets are pledged and subject to certain restrictions, under a Credit Agreement.

In May 2012, Wendy’s entered into a Credit Agreement, as amended (the “Credit Agreement”), which includes a senior secured term loan facility of $1,125.0 million and a senior secured revolving credit facility of $200.0 million.  The Credit Agreement also contains provisions for an uncommitted increase of up to $275.0 million principal amount of the revolving credit facility and/or term loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), and 65% of the stock of certain of its foreign subsidiaries, in each case subject to certain limitations and exceptions. The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, and (ii) a consolidated senior secured leverage ratio. For purposes of these covenants, “consolidated” means the combined results of Wendy’s and its subsidiaries (other than unrestricted subsidiaries). The covenants generally do not restrict The Wendy’s Company or any of its subsidiaries that are not subsidiaries of Wendy’s.  If Wendy’s and its subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Credit Agreement, then Wendy’s would be in default under the terms of the agreement, which would preclude the payment of dividends to The Wendy’s Company, restrict access to the revolving credit facility, and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness. See Note 12 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Credit Agreement.

Wendy’s has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.

Wendy’s has a significant amount of debt and debt service requirements. As of December 30, 2012, on a consolidated basis, there was approximately $1.5 billion of outstanding debt.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult to meet payment and other obligations under outstanding debt;

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

In addition, certain of our subsidiaries also have significant contractual requirements for the purchase of soft drinks. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing, and one guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. These commitments could have an adverse effect on our liquidity and the ability of our subsidiaries to meet payment obligations.

The ability to meet payment and other obligations under the debt instruments of our subsidiaries depends on their ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable our subsidiaries to meet their debt payment obligations and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

We and our subsidiaries may still be able to incur substantially more debt. This could exacerbate further the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreement restrict, but do not completely prohibit, us or our subsidiaries from doing so. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

To service debt and meet its other cash needs, Wendy’s will require a significant amount of cash, which may not be generated or available to it.

The ability of Wendy’s to make payments on, or repay or refinance, its debt, including the Credit Agreement, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the Credit Agreement and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt or to fund its or The Wendy’s Company’s dividend and other liquidity needs.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale, such as income, sales and use, and other operating taxes. As of December 30, 2012, Wendy’s Restaurants had accrued $1.3 million for certain tax liabilities related to Arby’s which are the obligations of Wendy’s Restaurants pursuant to the indemnification provisions of the Purchase and Sale Agreement and it is possible that further accruals may occur in future periods as audits by various taxing authorities are resolved. Further accruals in future periods would adversely affect our results of operations

There can be no assurance regarding whether or to what extent the Company will pay dividends on its Common Stock in the future.

Holders of the Company’s Common Stock will only be entitled to receive such dividends as its Board of Directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, cash requirements and such other factors as the Board of Directors may deem relevant from time to time.

Because the Company is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of its subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to the Company will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Credit Agreement, which is described earlier in this Item 1A.

A substantial amount of the Company’s Common Stock is concentrated in the hands of certain stockholders.

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, and Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, beneficially own shares of the Company’s outstanding Common Stock that collectively constitute more than 25% of its total voting power. Messrs. Peltz and May may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

On December 1, 2011, the Company entered into an agreement (the “Trian Agreement”) with Messrs. Peltz and May and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, the Board of Directors (the “Board”), including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law (“Section 203”), the Covered Persons becoming the owners (as defined in Section 203(c)(9) of the DGCL) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Agreement, the “Maximum Percentage”) of the outstanding shares of the Company’s Common Stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership (such approval, the “Section 203 Approval”).

Pursuant to the Trian Agreement, each of the Covered Persons has agreed that, for so long as the Company has a class of equity securities listed on any national securities exchange, (i) he will not purchase or cause to be purchased, or otherwise acquire, beneficial ownership of Company voting securities that would increase the aggregate beneficial ownership of Company voting securities by the Covered Persons above the Maximum Percentage; (ii) he will not solicit proxies or submit any proposal for the vote of stockholders of the Company or recommend or request or induce any other person to take any such actions or seek to advise, encourage or influence any other person with respect to the Shares, in each case, if the result of such action would be to cause the Board to be comprised of less than a majority of independent directors; (iii) he will not engage in certain affiliate transactions with the Company without the prior approval of a majority of the Audit Committee of the Board or other committee of the Board that is comprised of independent directors; and (iv) except with respect to certain pledged shares, each of the Covered Persons shall cause the Company voting securities owned by it to be present at stockholder meetings for the purposes of establishing a quorum and shall vote any Company voting securities in excess of the shares beneficially owned by them on the date of the Trian Agreement either as recommended by the Board or in the same proportion as Company voting securities not owned by the Covered Persons are actually voted, subject to certain limited exceptions.

The Trian Agreement (other than the provisions relating to the Section 203 Approval and certain miscellaneous provisions that survive the termination of the Agreement) will terminate upon the earliest to occur of (i) the Covered Persons ceasing to own in the aggregate 25% of the outstanding voting power of the Company, (ii) December 1, 2014, (iii) at such time as the Company’s Common Stock is no longer listed on a national securities exchange, and (iv) such time as any person other than the Covered Persons or any Affiliate, Associate of, or member of a Schedule 13D group with, the Covered Persons, (a) makes an offer to purchase (x) an amount of shares that when added to the number of shares already beneficially owned by such person and its affiliates and associates equals or exceeds 50% of the outstanding voting power of the Company or (y) all or substantially all of the assets of the Company, (b) solicits proxies with respect to a majority slate of directors or (c) commences or announces an intention to commence a solicitation of proxies, becomes a “participant” in a “solicitation” or assists any “participant” in, a “solicitation” (as such terms are defined in Rule 14a-1 of Regulation 14A under the Securities Exchange Act of 1934, as amended), or submits any proposal for the vote of stockholders of the Company, or recommends or requests or induces or attempts to induce any other person to take any such actions, or to seek to advise, encourage or influence any other person with respect to the voting of Company voting securities, in each case, if the result of any such proposal or solicitation would be to change a majority of the persons serving as directors on the Board.

This concentration of ownership gives Messrs. Peltz and May significant influence over the outcome of actions requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of the Company’s assets. They are also in a position to have significant influence to prevent or cause a change in control of the Company. If in the future Messrs. Peltz and May were to acquire more than a majority of the Company’s outstanding voting power, they would be able to determine the outcome of the election of members of the Board of Directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets. They would also be in a position to prevent or cause a change in control of the Company.

The Company’s certificate of incorporation contains certain anti-takeover provisions and permits our Board of Directors to issue preferred stock without stockholder approval and limits its ability to raise capital from affiliates.

Certain provisions in the Company’s certificate of incorporation are intended to discourage or delay a hostile takeover of control of the Company. The Company’s certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of its common stock. The preferred stock could be used to discourage, delay or prevent a change in control of the Company that is determined by the Board of Directors to be undesirable. Although the Company has no present intention to issue any shares of preferred stock, it cannot assure you that it will not do so in the future.

The Company’s certificate of incorporation prohibits the issuance of preferred stock to affiliates, unless offered ratably to the holders of the Company’s Common Stock, subject to an exception in the event that the Company is in financial distress and the issuance is approved by its audit committee. This prohibition limits the ability to raise capital from affiliates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of December 30, 2012:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Oakville, Ontario, Canada	Leased	35,125
_____________________

*	QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases 14,333 square feet of this space from Wendy’s.
At December 30, 2012, Wendy’s and its franchisees operated 6,560 Wendy’s restaurants. Of the 1,427 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 631 restaurants, owned the building and held long-term land leases for 515 restaurants and held leases covering land and building for 281 restaurants. Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. As of December 30, 2012, Wendy’s also owned 67 and leased 203 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce buns for Wendy’s restaurants and other outside parties. The buns are distributed to both company-owned and franchised restaurants primarily using the Bakery’s fleet of trucks. As of December 30, 2012, the Bakery employed approximately 350 people at the two facilities that had a combined size of approximately 205,000 square feet.

The location of company-owned and franchised restaurants as of December 30, 2012 is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	96
Alaska	—	7
Arizona	43	55
Arkansas	—	64
California	51	208
Colorado	46	80
Connecticut	5	45
Delaware	—	15
Florida	182	302
Georgia	51	238
Hawaii	8	—
Idaho	—	29
Illinois	101	93
Indiana	5	174
Iowa	—	44
Kansas	10	62
Kentucky	3	137
Louisiana	58	71
Maine	—	20
Maryland	—	112
Massachusetts	80	13
Michigan	20	248
Minnesota	—	68
Mississippi	—	95
Missouri	39	57
Montana	—	16
Nebraska	—	33
Nevada	—	45
New Hampshire	4	21
New Jersey	14	125
New Mexico	24	13
New York	63	153
North Carolina	39	213
North Dakota	—	9
Ohio	74	347
Oklahoma	—	39
Oregon	18	31
Pennsylvania	79	179
Rhode Island	9	8
South Carolina	—	132
South Dakota	—	9
Tennessee	—	184
Texas	104	275
Utah	54	31
Vermont	—	4
Virginia	54	160
Washington	30	43
West Virginia	21	51
Wisconsin	—	57
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	1,289	4,528
Canada	138	231
North America subtotal	1,427	4,759

	Wendy’s
Country/Territory	Company	Franchise
Argentina	—	1
Aruba	—	4
Bahamas	—	11
Costa Rica	—	13
Curacao	—	1
Dominican Republic	—	8
El Salvador	—	14
Grand Cayman Islands	—	2
Guam	—	4
Guatemala	—	9
Honduras	—	35
Indonesia	—	25
Jamaica	—	4
Japan	—	2	(a)
Malaysia	—	10
Mexico	—	25
New Zealand	—	18
Panama	—	7
Philippines	—	32
Puerto Rico	—	76
Russian Federation	—	8
Singapore	—	11
Trinidad and Tobago	—	3
United Arab Emirates	—	13
Venezuela	—	36
U. S. Virgin Islands	—	2
International subtotal	—	374
Grand total	1,427	5,133
________________

(a)	Wendy’s is a 49% partner in a joint venture for the operation of Wendy’s restaurants in Japan.

Item 3.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We provide reserves for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate reserves for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Wendy’s completed the initial public offering of Tim Hortons Inc. (“THI”) in March, 2006 and the spin-off of THI in September, 2006. In connection with the initial public offering, Wendy’s and THI entered into a tax sharing agreement that governed the rights and responsibilities of the parties with respect to taxes for periods up to the date of the spin-off, including the allocation of tax attributes between the parties. In 2007, Wendy’s asserted a claim against THI for approximately $1.0 million for a tax claim related to a competent authority adjustment. THI has disputed this claim. In addition, THI has asserted claims for damages related to foreign tax credits THI allegedly should have received in the spin-off in the aggregate amount of C$29.0 million. Wendy’s has disputed and continues to dispute these claims. In 2011, THI invoked the dispute resolution provision of the tax sharing agreement, which calls for binding mandatory arbitration. In February, 2012, THI submitted a notice of claim, which makes the same claims THI has asserted under the tax sharing agreement, to Wendy’s under the master separation agreement between Wendy’s and THI that was executed contemporaneously with the tax sharing agreement. The dispute resolution provision of the master separation agreement calls for good faith negotiations between the parties, followed by non-binding mediation. Either party can bring suit if no resolution is reached following mediation. The parties are still in discussions but it no longer appears likely that a resolution will be reached without the involvement of a neutral third party. The parties have agreed on a mediator and a mediation date. We cannot estimate a range of possible loss, if any, for this matter at this time since, among other things, it is still in a preliminary stage, significant factual and legal issues are unresolved, no mediation sessions have been held, and the mediation will be non-binding.  If no agreed resolution is reached, the matter would be resolved either by litigation or binding mandatory arbitration, in which case various motions would be submitted and discovery would occur.  If no agreed resolution is reached, Wendy’s intends to vigorously assert its claim and defend against the THI claims.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In December 2011, The Wendy’s Company transferred the listing of its common stock from the New York Stock Exchange (symbol:WEN) to NASDAQ Global Select Market (“NASDAQ”). The Company’s common stock continues to trade under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2012
First Quarter ended April 1	$5.50	$4.67
Second Quarter ended July 1	5.09	4.37
Third Quarter ended September 30	4.80	4.16
Fourth Quarter ended December 30	4.87	4.09

2011
First Quarter ended April 3	$5.22	$4.40
Second Quarter ended July 3	5.20	4.50
Third Quarter ended October 2	5.62	4.36
Fourth Quarter ended January 1	5.58	4.29

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

For the first three quarters of the 2012 fiscal year and during the 2011 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock. The fourth quarter 2012 cash dividend was $0.04 per share of common stock.

During the 2013 first quarter, The Wendy’s Company declared a dividend of $0.04 per share to be paid on March 15, 2013 to shareholders of record as of March 1, 2013. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as The Wendy’s Company earnings, financial condition, cash requirements and other factors.

As of February 22, 2013, there were approximately 39,494 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2012:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2012 through November 4, 2012	—	—	—	—
November 5, 2012 through December 2, 2012	194,604	$4.62	—	$100,000,000
December 3, 2012 through December 30, 2012	99,672	$4.74	—	$100,000,000
Total	294,276	$4.66	—	$100,000,000

(1) All shares were reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2) In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible.

Item 6. Selected Financial Data.

	Year Ended (1) (2)
	December 30, 2012		January 1, 2012		January 2, 2011		January 3, 2010		December 28, 2008 (3)

	(In Millions, except per share amounts)
Sales	$2,198.3		$2,126.6		$2,079.1		$2,134.2		$530.8
Franchise revenues	306.9		304.8		296.3		302.9		74.6
Revenues	2,505.2		2,431.4		2,375.4		2,437.1		605.4
Operating profit (loss)	122.7	(7)	137.1	(8)	150.4	(9)	97.6	(10)	(32.4)
Income (loss) from continuing operations	8.0	(7)	17.9	(8)	18.1	(9)	5.4	(10)	(128.1)	(11)
Income (loss) from discontinued operations (4)	1.5		(8.0)		(22.4)		(0.3)		(351.6)
Net income (loss)	7.1	(7)	9.9	(8)	(4.3)	(9)	5.1	(10)	(479.7)	(11)
Basic and diluted income (loss) per share (5):
Continuing operations:
Common stock	.02		.04		.04		.01		(.81)
Class B common stock	N/A		N/A		N/A		N/A		(.33)
Discontinued operations:
Common stock	—		(.02)		(.05)		—		(2.24)
Class B common stock	N/A		N/A		N/A		N/A		(.91)
Net income (loss)
Common stock	.02		.02		(.01)		.01		(3.05)
Class B common stock	N/A		N/A		N/A		N/A		(1.24)
Cash dividends per share:
Common stock	.10		.08		.07		.06		.26
Class B common stock	N/A		N/A		N/A		N/A		.26
Weighted average diluted shares outstanding (6):
Common stock	392.1		407.2		427.2		466.7		137.7
Class B common stock	N/A		N/A		N/A		N/A		48.0

	December 30, 2012		January 1, 2012		January 2, 2011		January 3, 2010		December 28, 2008 (3)

					(In Millions)
Working capital (deficiency)	$423.0		$398.7		$333.3		$403.8		$(121.7)
Properties	1,250.3		1,192.2		1,551.3		1,619.2		1,770.4
Total assets	4,303.2		4,289.1		4,732.7		4,975.4		4,645.6
Long-term debt, including current portion	1,457.6		1,357.0		1,572.4		1,522.9		1,111.6
Stockholders’ equity	1,985.9		1,996.1		2,163.2		2,336.3		2,383.4
_______________

(1)
The Wendy’s Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Except for the 2009 fiscal year, which contained 53 weeks, each of The Wendy’s Company’s fiscal years presented above contained 52 weeks. All references to years relate to fiscal years rather than calendar years. The financial position and results of operations for Wendy’s are included commencing with the Wendy’s merger on September 29, 2008. Immediately prior to this merger, each share of our Class B common stock was converted into Class A common stock on a one for one basis. In connection with the May 28,

2009 amendment and restatement of The Wendy’s Company’s Certificate of Incorporation, The Wendy’s Company’s former Class A common stock is now referred to as “Common Stock.”

(2)
On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations. Balance sheet information for all periods prior to January 1, 2012 includes Arby’s.

(3)
As of December 29, 2008, The Wendy’s Company adopted new accounting guidance related to non-controlling interests (formerly referred to as minority interests). This adoption resulted in the retrospective reclassification of minority interests of $0.1 million from its former presentation as a liability to “Stockholders’ equity” in 2008. Income attributable to non-controlling interests in 2008 was not material.

(4)
Income from discontinued operations in 2012 included certain post-closing Arby’s related transactions, net of income taxes, of $1.5 million. Loss from discontinued operations in 2011 also included a loss on disposal, net of income taxes, of $8.8 million. Loss from discontinued operations, net of income taxes, in 2009 and 2008 also included income from discontinued operations, net of income taxes, of our former premium beverage and soft drink concentrate business segment and our former utility and municipal services and refrigeration business segment of $1.6 million and $2.2 million, respectively.

(5)
For the purposes of calculating loss per share amount for 2008, loss was allocated between The Wendy’s Company Class A common stock and The Wendy’s Company Class B common stock proportionately based on weighted average basic shares outstanding.

(6)
The weighted average number of shares used in the calculation of diluted income per share in 2009 through 2012 consists of the weighted average basic shares outstanding for common stock and potential shares of common stock reflecting the effect of 0.5 million, 0.9 million, 2.0 million and 1.9 million dilutive stock options and restricted shares for 2009, 2010, 2011 and 2012, respectively. The weighted average number of shares used in the calculation of diluted loss per share for 2008 is the same as basic loss per share since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations.

(7)
Reflects certain significant charges and gains recorded during 2012 as follows: $62.1 million charged to operating profit, consisting of $41.0 million for facilities relocation costs and other transactions, including costs for severance, relocation and other items associated with the sale of Arby’s and relocation of the Company’s Atlanta restaurant support center to Ohio and the discontinuation of the breakfast daypart at certain restaurants and $21.1 million for impairment of long-lived assets other than goodwill; $38.4 million, net of income taxes, charged to income from continuing operations and net income related to these charges; $46.5 million, net of income taxes, charged to income from continuing operations and net income related to costs incurred for the early extinguishment of debt; and an $18.0 million gain, net of income taxes, recognized in income from continuing operations and net income in connection with the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”). As a result of the sale of our investment in Jurlique, we have reflected net income attributable to noncontrolling interests of $2.4 million, net of income taxes, which is included in income from continuing operations and excluded from net income attributable to The Wendy’s Company.

(8)
Reflects certain significant charges recorded during 2011 as follows: $58.6 million charged to operating profit, consisting of $45.7 million for transaction related and other costs for severance, relocation and other items associated with the sale of Arby’s and the relocation of the Company’s Atlanta restaurant support center to Ohio and $12.9 million for impairment of long-lived assets other than goodwill; and $36.4 million, net of income taxes, charged to income from continuing operations and net income related to these charges.

(9)
Reflects certain significant charges recorded during 2010 as follows: $26.3 million charged to operating profit for impairment of long-lived assets other than goodwill; $16.3 million, net of income taxes, charged to income from continuing operations and net loss related to this charge; and $16.2 million, net of income taxes, charged to income from continuing operations and net loss related to costs incurred for the early extinguishment of debt.

(10)
Reflects a significant charge recorded during 2009 of $25.6 million charged to operating profit for impairment of long-lived assets other than goodwill and $15.9 million, net of income taxes, charged to income from continuing operations and net income related to this charge.

(11)	Reflects a significant charge recorded during 2008 of $92.4 million, net of income taxes, charged to loss from continuing operations and net loss for other than temporary losses on investments.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within this report.  Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1 - Business.”  You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above, as well as our consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). See “Executive Overview - Sale of Arby’s” for more information on the sale of Arby’s. Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations in the accompanying consolidated statements of operations. After this sale, the principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (the “U.S.”) and Canada). Wendy’s also has franchised restaurants in 26 foreign countries and U.S. territories.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190.0 million of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations.
The Company recorded a pre-tax loss on disposal of Arby’s of $5.2 million during the year ended January 1, 2012, which included the effect of the valuation of our indirect retained interest ($19.0 million), transaction closing costs ($11.5 million) and post closing purchase price adjustments primarily related to working capital ($14.8 million). The Company recognized income tax expense associated with the loss on disposal of $3.6 million during the year ended January 1, 2012. This income tax expense was comprised of (1) an income tax benefit of $1.9 million on the pre-tax loss on disposal and (2) income tax expense of $5.5 million due to a permanent difference between the book and tax basis of Arby’s goodwill. The Company recorded net income from discontinued operations of $1.5 million for the year ended December 30, 2012, which included certain post-closing Arby’s related transactions.

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
During 2012, we received a $4.6 million dividend from our investment in Arby’s which was included in “Investment income, net.”

Our Continuing Business

As of December 30, 2012, the Wendy’s restaurant system was comprised of 6,560 restaurants, of which 1,427 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs in 2012 and 2011. Increased commodity costs negatively affected our cost of food and paper in those years.

Wendy’s long-term growth opportunities include improving our North America business by elevating the total customer experience through continuing core menu improvement, step-change product innovation and focused execution of operational excellence and brand positioning, which will be supported by (1) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants, (2) employing financial strategies to improve our net income and earnings per share and (3) building the brand worldwide.

Wendy’s revenues for 2012 include: (1) $2,129.3 million of sales at company-owned restaurants, (2) $69.0 million of sales from our company-owned bakery, (3) $282.5 million of royalty income from franchisees and (4) $24.4 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the year ended December 30, 2012.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
Since the first quarter of 2012, we have been reporting Wendy’s same-store sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months (the “New Method”). Prior thereto, the calculation of same-store sales commenced after a restaurant had been open for at least 15 continuous months and as of the beginning of the previous fiscal year (the “Old Method”). The tables summarizing the results of operations below provide the same-store sales percent change using the New Method, as well as the Old Method. The New Method is consistent with the metric used by our management for internal reporting and analysis. Same-store sales exclude the impact of currency translation.

•	Restaurant Margin
We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Sales and cost of sales exclude amounts related to bakery and other.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

Credit Agreement

As further described in “Liquidity and Capital Resources - 2012 Credit Agreement” below, on May 15, 2012, Wendy’s entered into a Credit Agreement, as amended (the “Credit Agreement”), which includes a senior secured term loan facility (the “Term Loan”) of $1,125.0 million and a senior secured revolving credit facility of $200.0 million. The Company recognized losses on the early extinguishment of debt of $75.1 million for the year ended December 30, 2012 related to the repayment of debt from the proceeds of the Term Loan draws on July 16, 2012 and May 15, 2012. The Credit Agreement replaced the $650.0 million credit agreement and the amended senior secured term loan (the “2010 Term Loan”) executed in 2010.

Related Party Transactions

Supply Chain Relationship Agreement

During the fourth quarter of 2009, Wendy’s entered into a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees to establish Quality Supply Chain Co-op, Inc. (“QSCC”).  QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada. Prior to 2010, the system’s purchasing function was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for operations in the U.S. and Canada, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in 2010.  Pursuant to the terms of the Wendy’s Co-op, Wendy’s expensed $15.5 million in 2009 for payments to QSCC required over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. Wendy’s made such payments of $0.3 million and $15.2 million in 2011 and 2010, respectively. In connection with the ongoing operations of QSCC during 2010, QSCC reimbursed Wendy’s $0.9 million for amounts Wendy’s had paid primarily for payroll-related expenses for certain Canadian QSCC purchasing employees.

Since the third quarter of 2010, all QSCC members (including Wendy’s) pay sourcing fees to third party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $2.5 million, $2.0 million and $0.3 million in 2012, 2011 and 2010, respectively, which are included as a reduction of “Cost of sales.”

Effective January 4, 2010, QSCC leased 9,333 square feet of office space from Wendy’s. Effective January 1, 2011, Wendy’s and QSCC entered into a lease amendment which increased the office space leased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of approximately $0.2 million with five one-year renewal options, three of which are currently remaining.

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

Noncontrolling Interests in Jurl Holdings, LLC

Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, held our approximately 11% cost method investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products. Prior to 2009, we had determined that all of our then remaining $8.5 million investment in Jurlique was impaired. On February 2, 2012, Jurl completed the sale of our investment in Jurlique for which we received proceeds of $27.3 million, net of the amount held in escrow. The amount held in escrow as of December 30, 2012 was $3.4 million, which was adjusted for foreign currency translation and was included in “Deferred costs and other assets.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28.5 million. We recorded a gain on sale of this investment of $27.4 million, which included a loss of $2.9 million on the settlement of the derivative transaction discussed above. The gain was included in “Investment income, net” in our consolidated statement of operations.

We have reflected net income attributable to noncontrolling interests of $2.4 million, net of an income tax benefit of $1.3 million, for the year ended December 30, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

Services Agreement

The Wendy’s Company and the Management Company entered into a services agreement (the “Services Agreement”), which commenced on July 1, 2009 and expired on June 30, 2011. Under the Services Agreement, the Management Company assisted us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. The Wendy’s Company paid approximately $2.5 million in 2010 in fees for corporate finance advisory services under the Services Agreement in connection with the negotiation and execution of the $650.0 million credit agreement in 2010 and the issuance of the Wendy’s Restaurants 10.0% Senior Notes (the “Senior Notes”) in 2009. In addition, The Wendy’s Company paid the Management Company a service fee of $0.25 million per quarter, in connection with the Services Agreement until it expired on June 30, 2011.

Sublease of New York Office Space

In July 2008 and July 2007, The Wendy’s Company entered into agreements under which the Management Company subleased (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent.  Under the terms of the amended sublease, which expired in May 2012, the Management Company paid rent to The Wendy’s Company in an amount that covered substantially all of the Company’s rent obligations under the prime lease for the subleased space.

Liquidation Services Agreement

On June 10, 2009, The Wendy’s Company and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assisted us in the sale, liquidation or other disposition of our cost investments and the series A senior notes that we received from Deerfield Capital Corp. (the “DFR Notes”).  The Liquidation Services Agreement required The Wendy’s Company to pay the Management Company a fee of $0.9 million in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date.

Aircraft Lease Agreements

In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) to lease a company-owned aircraft.  The Aircraft Lease Agreement originally provided that The Wendy’s Company would lease such company-owned aircraft to TASCO from July 1, 2009 until June 30, 2010.  On June 24, 2010, The Wendy’s Company and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2011). Under the Aircraft Lease Agreement, TASCO paid $10,000 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and certain storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. The Wendy’s Company continued to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs.

On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13,000. On June 30, 2012, The Wendy’s Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012 and effective as of August 1, 2012, entered into an amended and restated aircraft lease agreement (the “2012 Lease”) that will expire on January 5, 2014. Under the 2012 Lease, all expenses related to the ownership, maintenance and operation of the aircraft will be paid by TASCO, subject to the limitation that if the amount of annual ongoing maintenance, hangar, insurance and other expenses, or the estimated amount of other scheduled maintenance expenses, exceeds the amounts stated in the 2012 Lease, then TASCO can either pay such amounts or terminate the 2012 Lease. In addition, if extraordinary and/or unscheduled repairs and/or maintenance for the aircraft become necessary and the estimated cost thereof exceeds the amount stated in the 2012 Lease, then TASCO can either pay such amounts or terminate the 2012 Lease. In the event of termination, TASCO will not be obligated to perform or pay for such repairs and/or maintenance following the date of termination.

Franchisee Incentive Programs

Franchise Image Activation Incentive Program

In order to encourage franchisees to participate in Wendy’s Image Activation program, which includes innovative exterior and interior restaurant designs for new and reimaged restaurants, Wendy’s initiated a cash incentive program for franchisees during the third quarter of 2012. In January 2013, the program was expanded to include variable cash incentives for Tier 1, 2, and 3 remodels and to allow for a maximum of $0.1 million each, for up to three incentives per franchisee. The cash incentive program is for the reimaging of restaurants completed in 2013 and totals $10.0 million.

North America Incentive Program

In order to promote new unit development, Wendy’s has established a franchisee assistance program for its North American franchisees that provides (with certain exceptions) for reduced technical assistance fees and a sliding scale of royalties for the first two years of operation for qualifying locations opened between April 1, 2011 and December 31, 2013. For the years ended December 30, 2012 and January 1, 2012, the effect on franchise revenues was not material and we do not expect the effect on future franchise revenues to be material.

Canadian Lease Guarantee Program

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5.0 million for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee.

Japan Joint Venture Guarantee

In 2012, Wendy’s (1) provided a guarantee to certain lenders to our joint venture in Japan (the “Japan JV”) for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of December 30, 2012, our portion of these contingent obligations totaled approximately $3.0 million based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In early 2013, the joint venture partners agreed on a plan to finance anticipated future cash requirements of the Japan JV. As determined by the amount of future capital contributions by each of the partners, Wendy’s may become the majority owner of the Japan JV. The Japan JV and the effect of the noncontrolling interest in the Japan JV would then be included in the Wendy’s consolidated financial statements from the date that Wendy’s became the majority owner, or otherwise assumed day-to-day control of the Japan JV’s operations.

Our obligations, including the funding of anticipated future cash requirements of the Japan JV of approximately $3.0 million, could total up to approximately $8.0 million if our joint venture partners are unable to perform their reimbursement and indemnity obligations to us.

Presentation of Financial Information

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 30, 2012” or “2012,” (2) “the year ended January 1, 2012” or “2011,” and (3) “the year ended January 2, 2011” or “2010,” all of which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

As a result of the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” Arby’s results of operations for all periods presented and the loss on sale have been included in “Net income (loss) from discontinued operations” in the table below.

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 (except company-owned average unit volumes, which are in thousands):

	2012		2011		2010
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$2,198.3	$71.7	$2,126.6	$47.5	$2,079.1
Franchise revenues	306.9	2.1	304.8	8.5	296.3
	2,505.2	73.8	2,431.4	56.0	2,375.4
Costs and expenses:
Cost of sales	1,881.2	65.1	1,816.1	59.1	1,757.0
General and administrative	287.8	(4.6)	292.4	(19.1)	311.5
Depreciation and amortization	147.0	24.0	123.0	(3.8)	126.8
Impairment of long-lived assets	21.1	8.2	12.9	(13.4)	26.3
Facilities relocation costs and other transactions	41.0	(4.7)	45.7	45.7	—
Other operating expense, net	4.4	0.2	4.2	0.8	3.4
	2,382.5	88.2	2,294.3	69.3	2,225.0
Operating profit	122.7	(14.4)	137.1	(13.3)	150.4
Interest expense	(98.6)	15.5	(114.1)	4.3	(118.4)
Loss on early extinguishment of debt	(75.1)	(75.1)	—	26.2	(26.2)
Investment income, net	36.3	35.8	0.5	(4.8)	5.3
Other income, net	1.6	0.7	0.9	(1.6)	2.5
(Loss) income from continuing operations before income taxes and noncontrolling interests	(13.1)	(37.5)	24.4	10.8	13.6
Benefit from (provision for) income taxes	21.1	27.6	(6.5)	(11.0)	4.5
Income from continuing operations	8.0	(9.9)	17.9	(0.2)	18.1
Net income (loss) from discontinued operations	1.5	9.5	(8.0)	14.4	(22.4)
Net income (loss)	9.5	(0.4)	9.9	14.2	(4.3)
Net income attributable to noncontrolling interests	(2.4)	(2.4)	—	—	—
Net income (loss) attributable to The Wendy’s Company	$7.1	$(2.8)	$9.9	$14.2	$(4.3)

	2012		2011		2010
Sales:
Wendy’s	$2,129.3		$2,050.1		$1,980.6
Bakery and other (a)	69.0		76.5		98.5
Total sales	$2,198.3		$2,126.6		$2,079.1

		% of Sales		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$707.3	33.2%	$679.5	33.1%	$638.8	32.2%
Restaurant labor	641.3	30.1%	613.2	29.9%	590.0	29.8%
Occupancy, advertising and other operating costs	483.6	22.7%	470.6	23.0%	458.6	23.2%
Total cost of sales	1,832.2	86.0%	1,763.3	86.0%	1,687.4	85.2%
Bakery and other (a)	49.0	n/m	52.8	n/m	69.6	n/m
Total cost of sales	$1,881.2	85.6%	$1,816.1	85.4%	$1,757.0	84.5%

	2012	2011	2010
Margin $:
Wendy’s	$297.1	$286.8	$293.2
Bakery and other (a)	20.0	23.7	28.9
Total margin	$317.1	$310.5	$322.1

Wendy’s restaurant margin %	14.0%	14.0%	14.8%
________________

(a)	During the first quarter of 2011, QSCC began managing the operations for kids’ meal promotion items sold to franchisees.

	New Method			Old Method
	2012	2011	2010	2012	2011	2010
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	1.6%	2.0%	(1.7)%	1.5%	2.0%	(1.7)%
Franchised restaurants	1.6%	1.9%	(0.3)%	1.6%	1.9%	(0.3)%
Systemwide	1.6%	1.9%	(0.6)%	1.5%	1.9%	(0.6)%

Total same-store sales:
Company-owned restaurants	1.6%	2.0%	(1.7)%	1.5%	2.0%	(1.7)%
Franchised restaurants (a)	1.7%	2.0%	(0.3)%	1.6%	2.0%	(0.3)%
Systemwide (a)	1.7%	2.0%	(0.6)%	1.6%	2.0%	(0.6)%
________________

(a)	Includes international franchised restaurants same-store sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at January 2, 2011	1,394	5,182	6,576
Opened	20	69	89
Closed	(15)	(56)	(71)
Net purchased from (sold by) franchisees	18	(18)	—
Restaurant count at January 1, 2012	1,417	5,177	6,594
Opened	16	85	101
Closed	(32)	(103)	(135)
Net purchased from (sold by) franchisees	26	(26)	—
Restaurant count at December 30, 2012	1,427	5,133	6,560

	2012	2011	2010
Company-owned average unit volumes:
Wendy’s	$1,483.8	$1,456.4	$1,417.8

Sales	Change
	2012	2011
Wendy’s	$79.2	$69.5
Bakery and other	(7.5)	(22.0)
	$71.7	$47.5

The increase in sales in 2012 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer transactions throughout the majority of 2012. Our average per customer check amount increased in 2012 primarily due to strategic price increases on our menu items and, to a lesser extent, the composition of our sales which included more premium products in 2012. Wendy’s company-owned restaurants opened or acquired subsequent to January 1, 2012 resulted in incremental sales of $51.1 million in 2012, which were partially offset by a reduction in sales of $17.6 million from locations closed or sold after January 1, 2012. Sales were also negatively impacted by $2.7 million due to changes in Canadian foreign currency rates.

The increase in sales in 2011 was primarily due to increases in both our average per customer check amount and in the number of customer transactions. Our average per customer check increased primarily due to (1) increases in prices on certain menu items and (2) new product offerings with a higher menu price. Sales were also impacted by a $9.4 million benefit due to changes in Canadian foreign currency rates, which was partially offset by a decrease of $2.3 million in company-owned same-store sales primarily due to the effect of higher sales taxes in two Canadian provinces in the first half of 2011 as compared to the first half of 2010. Wendy’s company-owned restaurants opened or acquired subsequent to January 2, 2011 resulted in incremental sales of $24.5 million in 2011, which were partially offset by a reduction in sales of $9.7 million from locations closed or sold after January 2, 2011.

Franchise Revenues	Change
	2012	2011
Franchise revenues	$2.1	$8.5

The increases in franchise revenues for 2012 and 2011 were primarily due to increases in franchise restaurant same-store sales of 1.7% and 2.0%, respectively. We believe franchised restaurant same-store sales for 2012 and 2011 were impacted by the same factors described above for company-owned restaurants.

Cost of Sales	Change
	2012	2011
Food and paper	0.1%	0.9%
Restaurant labor	0.2%	0.1%
Occupancy, advertising and other operating costs	(0.3)%	(0.2)%
	0.0%	0.8%

Cost of sales, as a percent of sales, remained flat in 2012 as compared to 2011. As a percent of sales, during 2012 we experienced a 1.0% increase in commodity costs and increased labor costs partially resulting from operating initiatives, including breakfast and Image Activation. As a percent of sales, these increases were offset by the effect of strategic price increases on our menu items, along with a decrease in breakfast advertising expenses.

As a percent of sales, the increase in food and paper costs in 2011 was primarily due to a 1.4% increase in commodity costs partially offset by the 0.8% effect of strategic price increases taken on certain menu items. The decrease in occupancy, advertising and other operating expenses as a percent of sales in 2011 was primarily due to a 0.4% decrease in insurance costs partially offset by a 0.2% increase in advertising expenses associated with the expansion of our breakfast daypart in additional markets during the first half of 2011.

General and Administrative	Change
	2012	2011
Professional services	$(8.2)	$7.1
Transition service agreement	6.8	(6.8)
Franchise incentives	2.4	(6.8)
SSG co-op formation & funding	2.3	(7.4)
Integration costs	—	(5.5)
Other, net	(7.9)	0.3
	$(4.6)	$(19.1)

The decrease in general and administrative expenses in 2012 was primarily due to a decrease in professional services resulting from a decrease in contract services for information technology and tax related projects. This decrease was partially offset by (1) the reimbursement of costs for continuing corporate and shared services incurred in the second half of 2011 in connection with the transition service agreement related to the sale of Arby’s (these services were completed during the fourth quarter of 2011), (2) the effect of the various franchise incentive programs in 2012 compared to 2011 and (3) the reversal of the accrual for the unpaid SSG funding commitment of $2.3 million during the first quarter of 2011.

The decrease in general and administrative expenses in 2011 was primarily due to (1) expenses related to the formation of SSG recorded in the first quarter of 2010 combined with the reversal of the accrual for the unpaid SSG funding commitment during the first quarter of 2011, (2) the effect of the various franchise incentive programs in 2011 compared to 2010, (3) reimbursement of costs incurred in the second half of 2011 in connection with the transition services agreement related to the sale of Arby’s; similar costs were incurred in the first half of 2011 and in 2010, which were not then subject to reimbursement and (4) the completion of the integration efforts in early 2010 related to the merger with Wendy’s. These decreases were partially offset by (1) reductions in legal reserves in 2010 for matters accrued in prior years combined with an increase in legal reserves in 2011 and (2) an increase in professional fees associated primarily with information technology and tax related projects.

Depreciation and Amortization	Change
	2012	2011
Restaurants	$21.7	$(1.4)
Other	2.3	(2.4)
	$24.0	$(3.8)

The increase in restaurant depreciation and amortization in 2012 included (1) $11.6 million related to our Image Activation initiative which includes depreciation on new and reimaged restaurants and related depreciation on existing assets that were replaced, (2) $7.2 million related to other restaurant capital expenditures, including the effect from restaurants acquired from franchisees subsequent to 2011 and (3) $2.9 million related to point-of-sale system hardware purchased during 2012.

The decrease in depreciation and amortization in 2011 was primarily related to (1) previously impaired long-lived assets, (2) depreciation on properties in 2010 which have since been fully depreciated and (3) the transfer of certain corporate information technology equipment to Arby’s during the first half of 2011 (the depreciation of those assets is included in discontinued operations). Additionally, depreciation and amortization decreased due to the classification of a company-owned aircraft as held for sale during the second quarter of 2011 as no depreciation expense is recorded on assets held for sale.

Impairment of Long-Lived Assets	Change
	2012	2011
Restaurants, primarily properties	$6.6	$(13.4)
Aircraft	1.6	—
	$8.2	$(13.4)

The changes in impairment charges during 2012 and 2011 were primarily due to the level of impairment charges taken on properties at underperforming locations. Impairment charges primarily include charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Also, as of the beginning of the second quarter of 2012, we reclassified a company-owned aircraft as held and used from its previous held for sale classification. During 2012, the Company recorded an impairment charge of $1.6 million on the company-owned aircraft. As of December 30, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.”

Facilities Relocation Costs and Other Transactions	Year Ended
	2012	2011
Facilities relocation and other transition costs	$29.0	$5.5
Breakfast discontinuation	10.6	—
Arby’s transaction related costs	1.4	40.2
	$41.0	$45.7

During 2012 and 2011, the Company had facilities relocation and other transition costs aggregating $29.0 million and $5.5 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012. Costs during both 2012 and 2011 primarily related to severance, retention and other payroll costs, and additionally in 2012, relocation, consulting and professional fees and costs associated with the closure of the Atlanta restaurant support center.

During the fourth quarter of 2012, the Company reflected costs totaling $10.6 million resulting from the discontinuation of the breakfast daypart at certain restaurants consisting primarily of (1) the remaining net carrying value of $5.3 million for certain breakfast equipment and (2) amounts advanced to franchisees of $3.5 million for breakfast equipment which will not be reimbursed.

During 2012 and 2011, the Company recorded transaction related costs aggregating $1.4 million and $40.2 million, respectively, as a result of the sale of Arby’s in July 2011. Costs expensed during 2011 primarily related to severance, retention and stock compensation primarily associated with the accelerated vesting of previously granted awards. Relocation and stock compensation costs related to the relocation of a corporate executive are being amortized over a three year period in accordance with the terms of an agreement.

Interest Expense	Change
	2012	2011
Senior Notes	$(29.1)	$0.2
Amortization of deferred financing costs	(2.0)	0.2
Term loans	15.2	1.8
Interest rate swaps	0.1	2.3
Wendy’s 6.25% senior notes	—	(7.7)
Other, net	0.3	(1.1)
	$(15.5)	$(4.3)

The decrease in interest expense during 2012 was primarily due to the purchase and redemption of the Senior Notes outstanding in May and July 2012, respectively, as further discussed in “Liquidity and Capital Resources - 2012 Credit Agreement.” This decrease in interest expense was partially offset by the effect of higher comparative weighted average principal amounts outstanding under the term loans as partially offset by lower effective comparative interest rates on the term loans.

The decrease in interest expense in 2011 was primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 as partially offset by a $1.9 million gain on the cancellation of related interest rate swaps. Interest expense was also affected by higher comparative weighted average principal amounts on the then outstanding term loans as partially offset by lower effective comparative interest rates of the term loans.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in 2012 of $75.1 million consisted of (1) a $43.2 million premium payment required to redeem and purchase the Senior Notes, (2) $9.3 million for the write-off of the unaccreted discount on the Senior Notes, (3) $12.4 million for the write-off of deferred costs associated with the Senior Notes, (4) $1.7 million for the write-off of the unaccreted discount on the 2010 Term Loan and (5) $8.5 million for the write-off of deferred costs associated with the repayment of the 2010 Term Loan.

The loss on early extinguishment of debt in 2010 of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount on the Wendy’s 6.25% senior notes and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s Restaurants 2009 senior secured term loan.

Investment Income, Net	Change
	2012	2011
Gain on sale of investments, net	$27.5	$0.1
Distributions, including dividends	8.3	—
Gain on DFR Notes	—	(4.9)
	$35.8	$(4.8)

The increase in investment income in 2012 was primarily a result of recording a $27.4 million gain on the sale of our investment in Jurlique, which included a loss of $2.9 million on the related settlement of the derivative transaction discussed in Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein. In addition, we received a $4.6 million dividend from our investment in Arby’s during 2012.

The decrease in investment income in 2011 primarily related to the recognition of income of $4.9 million on the repayment and cancellation of the DFR Notes during 2010.

Benefit from (Provision for) Income Taxes

	Change
	2012	2011
Federal and state benefit on variance in (loss) income from continuing operations before income taxes and noncontrolling interests	$23.1	$(4.9)
Foreign tax credit, net of tax on foreign earnings	(0.8)	(6.5)
Corrections related to prior years’ tax matters	7.6	—
Adjustments related to prior year tax matters	(2.2)	0.9
Other	(0.1)	(0.5)
	$27.6	$(11.0)

Our income taxes in 2012, 2011 and 2010 were impacted by variations in income from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items may occur in any given year but are not consistent from year to year. Taxes changed as a result of the following discrete items: (1) certain corrections in 2012 related to tax matters in prior years for the effects of tax depreciation in states that do not follow federal law of $3.3 million, the effects of a one-time federal employment tax credit of $2.2 million and a correction to certain deferred tax assets and liabilities of $2.1 million, (2) adjustments related to prior year tax matters resulting from the recurring process of comparing the tax returns as filed to related tax provisions as compared to the prior year and (3) a 2010 tax benefit of foreign tax credits, net of tax on foreign earnings which did not recur.

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued operations includes income from discontinued operations of $2.0 million and $0.8 million for the years ended December 30, 2012 and January 1, 2012, respectively, and a loss from discontinued operations of $22.4 million for the year ended January 2, 2011, net of a benefit from (provision for) income taxes of $1.0 million, $(0.9) million and $13.1 million, respectively. Net income (loss) from discontinued operations for the years ended December 30, 2012 and January 1, 2012 also includes a loss on disposal of $0.5 million and $8.8 million, respectively, net of a benefit from (provision for) income taxes of $0.3 million and $(3.6) million, respectively.

Net Income Attributable to Noncontrolling Interests

Jurl, a 99.7% owned subsidiary, completed the sale of our investment in Jurlique in February 2012.We have reflected net income attributable to noncontrolling interests of $2.4 million, net of an income tax benefit of $1.3 million, for the year ended December 30, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided the Former Executives and certain other former employees, equity and profit interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives during the year ended December 30, 2012.

Outlook for 2013
Sales

We expect that sales will be favorably impacted primarily by improving our North America business by elevating the total customer experience through continuing core menu improvement, step-change product innovation and focused execution of operational excellence and brand positioning. We will support these growth opportunities through our Image Activation program which includes our new restaurants and the reimaging of approximately 100 restaurants during 2013. The net impact of new store openings and closings is not expected to have a significant impact on sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants will continue to be generally impacted by factors described above under “Sales” related to the improvements in the North America business. We anticipate that our franchisees will reimage 100 restaurants during 2013. The net impact of new store openings and closings is not expected to have a significant impact on franchise revenues.

Cost of Sales

We expect cost of sales, as a percent of sales, will be favorably impacted by the same factors described above for sales and by a benefit from the discontinuation of the breakfast daypart at certain restaurants. However, we expect cost of sales, as a percentage of sales, to be negatively impacted by an increase in overall commodity costs.

Depreciation and Amortization

We expect our depreciation and amortization will increase in 2013 due to an increase in capital expenditures related primarily to our Image Activation program for new and reimaged restaurants and the depreciation of existing assets that will be replaced as part of our Image Activation program.

Interest Expense

We expect that our interest expense will decrease in 2013 due to the full year effect of the refinancing initiative completed in July 2012.

Liquidity and Capital Resources

The Company’s discussion below regarding its liquidity and capital resources includes the discontinued operations of Arby’s. Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the year ended January 2, 2011) have been included in and not separately reported from our cash flows. The consolidated statements of cash flows for the years ended December 30, 2012 and January 1, 2012 also include the effects of the sale of Arby’s. The tables included throughout Liquidity and Capital Resources present dollars in millions.

Net Cash Provided by Operating Activities

2012 Compared with 2011

Cash provided by operating activities decreased $56.3 million during the year ended December 30, 2012 as compared to the year ended January 1, 2012, primarily due to the following:

•
a $54.0 million unfavorable impact in accrued expenses and other current liabilities for the comparable periods. This unfavorable impact was primarily due to (1) an increase in payments and a decrease in charges for Arby’s transaction related costs and facilities relocation and transition costs related to the relocation of the Company’s Atlanta restaurant support center to Ohio, (2) a decrease in interest expense and the corresponding accrual primarily due to the purchase and redemption of the Senior Notes, as further discussed below and (3) a decrease in accrued income taxes; and

•
a $20.6 million unfavorable impact in accounts payable for the comparable periods. This unfavorable impact was primarily due to (1) higher payments in 2012 in comparison to 2011 for capital expenditures accrued at the end of 2011 and 2010, respectively and (2) changes in accounts payable due to the timing of payments between the comparable periods.

These decreases were partially offset by increases in cash related to accounts and notes receivable of $6.7 million, prepaid expenses and other current assets of $6.2 million and a cash dividend received from our investment in Arby’s of $4.6 million in 2012.

Additionally, for the year ended December 30, 2012, the Company had the following significant sources and uses of cash other than from operating activities:

•	Proceeds from the sale of our cost investment in Jurlique of $27.3 million;

•	$40.6 million for the acquisition of franchised restaurants;

•
Cash capital expenditures totaling $197.6 million, including $71.9 million for reimaged and new Image Activation restaurants, $13.5 million for other remodeled and new restaurants, $28.0 million for restaurant point-of-sale equipment, $23.2 million for the construction of a new building at our corporate headquarters, in part related to the relocation of our Atlanta restaurant support center, and the renovation of portions of the corporate headquarters and $61.0 million for various capital projects;

•	Proceeds from the Term Loan of $1,113.8 million;

•	Repayments of $1,044.3 million of long-term debt, primarily related to the 2010 Term Loan and Senior Notes;

•	Financing cost payments related to the Credit Agreement;

•	Premium payments on the redemption/purchase of the Senior Notes of $43.2 million; and

•	Dividend payments of $39.0 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $23.1 million.

2011 Compared with 2010

Cash provided by operating activities increased $20.5 million during the year ended January 1, 2012 as compared to the year ended January 2, 2011, primarily due to the following:

•
a $40.6 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to the following: (1) an increase in amounts accrued for termination, severance and relocation costs associated with the sale of Arby’s and the related plans for the relocation of the Company’s Atlanta restaurant support center to Ohio, (2) payments to QSCC in the first quarter of 2010 which were accrued in 2009, (3) a decrease in amounts paid in 2011 versus 2010 under incentive compensation plans for the 2010 and 2009 fiscal years, respectively and (4) a decrease in interest payments in 2011 compared to 2010, partially offset by a decrease in accrued interest expense both primarily due to the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 and a $190.0 million decrease in long-term debt which was assumed by Buyer on July 4, 2011. These favorable changes were partially offset by a decrease in the current income tax provision due to variations in taxable income of continuing operations during the same comparable periods; and

•
a $27.2 million favorable impact in accounts payable resulting from an increase in accounts payable of $11.4 million during 2011 compared to a decrease in accounts payable of $15.8 million during 2010. The changes for 2011 and 2010 were primarily due to the following: (1) an increase in amounts payable for food purchases at Wendy’s as a result of higher sales trends in 2011 as compared to 2010, (2) a decrease in payments for expenses at Arby’s as a result of its sale on July 4, 2011, (3) amounts payable related to the Wendy’s annual convention held in the 2011 fourth quarter and (4) a decrease in payments for Wendy’s kids’ meal promotion items as the management for kids’ meal promotion items sold to franchisees was transferred to QSCC in the first quarter of 2011.

These increases were partially offset by a $9.1 million decrease to cash related to prepaid expenses and other current assets.

Additionally, for the year ended January 1, 2012, the Company had the following significant sources and uses of cash other than from operating activities:

•
Proceeds from the sale of Arby’s of $97.9 million, which is net of the following: Arby’s cash balance of $7.1 million at the sale date, customary purchase price adjustments primarily related to working capital and transaction closing costs paid through January 1, 2012;

•	Repayments of long-term debt of $38.7 million, including an excess cash flow prepayment of $24.9 million as required by the 2010 Term Loan;

•
Cash capital expenditures totaling $146.8 million, which included $27.5 million for the remodeling of restaurants, $23.9 million for the construction of new restaurants and $95.4 million for various capital projects;

•	Dividend payments of $32.4 million; and

•	Repurchases of common stock of $157.6 million, including commissions of $0.6 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $36.1 million.

Sources and Uses of Cash for 2013

Our anticipated consolidated sources of cash and cash requirements for 2013 exclusive of operating cash flow requirements consist principally of:

•	Capital expenditures of approximately $245.0 million as discussed below in “Capital Expenditures;”

•	Potential restaurant acquisitions and dispositions;

•	The costs of any potential financing activities;

•	Quarterly cash dividends aggregating up to approximately $62.9 million as discussed below in “Dividends;” and

•	Potential stock repurchases of up to $100.0 million.
Based upon current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Capitalization

Year End
2012
Long-term debt, including current portion	$1,457.6
Stockholders’ equity	1,985.9
$3,443.5

The Wendy’s Company’s total capitalization at December 30, 2012 increased $90.4 million from $3,353.1 million at January 1, 2012 impacted principally by the following:

•
The completion of the Credit Agreement, as further discussed below, which resulted in additional debt from the $1,125.0 million Term Loan offset by the principal reductions of (1) the 2010 Term Loan of $467.8 million and (2) the redemption and purchase of the outstanding Senior Notes of $565.0 million; and

•	Dividends paid of $39.0 million.

Long-Term Debt, Including Current Portion

Year End
2012
Term Loan	$1,114.8
6.20% senior notes	226.0
7% debentures	83.5
Capital lease obligations, excluding interest	32.6
Other	0.7
Total long-term debt, including current portion	$1,457.6

Except as described below, there were no material changes to the terms of any debt obligations since January 1, 2012. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our long-term debt obligations.

2012 Credit Agreement

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
The Term Loan is due not later than May 15, 2019 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments which commenced on December 31, 2012, with the remaining balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Credit Agreement. An excess cash flow payment was not required for fiscal 2012. The revolving credit facility expires not later than May 15, 2017. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. As of December 30, 2012, there were no amounts outstanding under the revolving credit facility, except for $20.3 million of letters of credit issued in the normal course of business.
The interest rate on the Term Loan and amounts borrowed under the revolving credit facility is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 4.75% as of December 30, 2012.
Wendy’s incurred $15.6 million in costs related to the Credit Agreement, which is being amortized to “Interest expense” through the maturity of the Term Loan utilizing the effective interest rate method.
Proceeds from the Term Loan were used (1) to repay all amounts outstanding under the 2010 Term Loan, (2) to redeem the Senior Notes in the amounts of $440.8 million aggregate principal at a redemption price of 107.5% of the principal amount in July 2012 and to purchase $124.2 million aggregate principal at a purchase price of 108.125% of the principal amount in May 2012, both plus accrued and unpaid interest and (3) to pay substantially all of the Credit Agreement fees and expenses.
The Company recognized losses on the early extinguishment of debt of $75.1 million for the year ended December 30, 2012 related to the repayment of debt from the proceeds of the Term Loan draws on July 16, 2012 and May 15, 2012.
The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with all covenants of the Credit Agreement as of December 30, 2012 and we expect to remain in compliance with all of these covenants for the next 12 months.
6.54% Aircraft Term Loan
During the first quarter of 2012, the Company made a $3.9 million prepayment on its aircraft financing facility to comply with a requirement that the outstanding principal balance be no more than 85% of the appraised value of the aircraft. On June 25, 2012, the Company voluntarily repaid the remaining outstanding principal, including accrued interest thereon related to this facility, totaling $6.7 million.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 30, 2012:

	Fiscal Years
	2013	2014-2015	2016-2017	After 2017	Total
Long-term debt obligations (a)	$79.7	$381.3	$139.0	$1,297.3	$1,897.3
Capital lease obligations (b)	4.4	9.3	8.2	43.8	65.7
Operating lease obligations (c)	66.4	113.1	99.9	642.5	921.9
Purchase obligations (d)	55.7	49.6	41.1	30.0	176.4
Other	7.4	1.5	0.9	—	9.8
Total (e)	$213.6	$554.8	$289.1	$2,013.6	$3,071.1
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $446.6 million. The table also reflects the effect of interest rate swaps which lowered our interest rate on our 6.20% Wendy’s senior notes. These amounts exclude the fair value adjustments related to certain debt assumed in the Wendy’s merger.

(b)	Excludes related sublease rental receipts of $8.9 million on capital lease obligations. The table includes interest of approximately $33.1 million for capital lease obligations.

(c)	Represents the minimum lease cash payments. Excludes aggregate related sublease rental receipts of $58.8 million.

(d)
Includes (1) $132.7 million for the remaining beverage purchase requirement under the previous beverage agreement as of December 30, 2012, (2) $22.1 million for capital expenditures, (3) $20.0 million for utility commitments and (4) $1.6 million of other purchase obligations. The Company entered into a new beverage agreement, effective January 1, 2013, which establishes a new contract term and, among other terms, revised pricing and usage requirements. Based on current pricing and the current ratio of usage at company-owned restaurants to franchised restaurants, our total beverage purchase requirement under the new agreement is estimated to be approximately $170.0 million over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

(e)	Excludes obligation for uncertain income tax positions of $28.8 million. We are unable to predict when and if cash payments on any of this accrual will be required.

Capital Expenditures

In 2012, cash capital expenditures amounted to $197.6 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $16.3 million.  In 2013, we expect that cash capital expenditures will amount to approximately $245.0 million, principally relating to (1) reimaging approximately 100 company-owned restaurants, (2) the opening of an estimated 25 new, primarily Image Activation, company-owned restaurants, (3) maintenance capital expenditures for our company-owned restaurants and (4) various other capital projects.  We have $22.1 million of outstanding commitments for capital expenditures as of December 30, 2012 which will be paid in 2013.

Dividends

The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock aggregating $23.4 million through the third quarter of 2012. In the fourth quarter of 2012, The Wendy’s Company paid a quarterly cash dividend of $0.04 per share on its common stock aggregating $15.6 million. During the first quarter of 2013, The Wendy’s Company declared a dividend of $0.04 per share to be paid on March 15, 2013 to shareholders of record as of March 1, 2013. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2013 at the same rate as declared in the first quarter of 2013, The Wendy’s Company’s total cash requirement for dividends for all of 2013 would be approximately $62.9 million based on the number of shares of its common stock outstanding at February 22, 2013. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible. No repurchases were made for the year ended December 30, 2012.

Under the prior repurchase program, which expired at the end of fiscal 2011, our Board of Directors had authorized in aggregate the repurchase of $495.0 million of our common stock. Through the expiration of the prior repurchase program, the Company repurchased in aggregate 83.3 million shares with a purchase price of $402.5 million, excluding commissions of $1.5 million.

Guarantees and Other Contingencies

Year End
2012
Lease guarantees and contingent rent on leases (a)	$54.8
Recourse on loans (b)	13.0
Letters of credit (c)	20.6
Other guarantees (d)	3.0
Total	$91.4
_____________________

(a)
Wendy’s is contingently liable for certain leases and other obligations primarily from former company-owned restaurant locations now operated by franchises amounting to $48.1 million as of December 30, 2012. These leases extend through 2050. In addition, Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities amounting to $6.7 million as of December 30, 2012. These leases expire on various dates through 2021.

(b)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees under pooled debt facility arrangements for new store development and equipment financing to promote systemwide initiatives. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement. During 2012, Wendy’s provided a $2.0 million guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period.

(c)
The Company has outstanding letters of credit of $20.6 million with various parties. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

(d)
In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of December 30, 2012, our portion of these contingent obligations totaled approximately $3.0 million based upon then current rates of exchange. The fair value of our guarantees is immaterial. In early 2013, the joint venture partners agreed on a plan to finance anticipated future cash requirements of the Japan JV. As determined by the amount of future capital contributions by each of the partners, Wendy’s may become the majority owner of the Japan JV. The Japan JV and the effect of the noncontrolling interest in the Japan JV would then be included in the Wendy’s consolidated financial statements from the date that Wendy’s became the majority owner, or otherwise assumed day-to-day control of the Japan JV’s operations. Our obligations, including the funding of anticipated future cash requirements of the Japan JV of approximately $3.0 million, could total up to approximately $8.0 million if our joint venture partners are unable to perform their reimbursement and indemnity obligations to us.

Inflation and Changing Prices
We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases.  Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat had a significant effect on our results of operations in 2012 and 2011 and is expected to have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions concern, among other things, impairment of goodwill and indefinite-lived intangible assets, impairment of long-lived assets, realizability of deferred tax assets, Federal and state income tax uncertainties and legal and environmental reserves. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Impairment of goodwill and indefinite-lived intangible assets:

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) company-owned and franchise restaurants and (2) international franchise restaurants. As of December 30, 2012, substantially all of Wendy’s goodwill of $876.2 million was associated with its North America restaurants.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. We did not initially assess our goodwill for impairment using only qualitative factors in 2012 and, therefore, we performed our test for impairment using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

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

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit. To select an appropriate rate for discounting the future earnings stream, a review is made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry. The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant. A terminal value is included at the end of the projection period used in our discounted cash flow analyses to reflect the remaining value that each reporting unit is expected to generate. The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity. The terminal value growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

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

We performed our annual goodwill impairment test in the fourth quarter of 2012. Our assessment of goodwill of our Wendy’s North America restaurants indicated that there had been no impairment and that the fair value of this reporting unit of $3,426 million was approximately 15% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 30, 2012. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. In the third quarter of 2012, we adopted a new accounting pronouncement, which permits a company to make an qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. However, we determined that we were required to perform the quantitative assessment in 2012. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of company-owned and franchised restaurants and the resulting cash flows.

We performed our annual indefinite-lived intangible asset impairment test in the fourth quarter of 2012, which indicated that there had been no impairment.

The estimated fair values of our goodwill reporting units and indefinite-lived intangible assets are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize impairment charges in future years.

•	Impairment of long-lived assets:

For impairment testing purposes, long-lived assets include our company-owned restaurant assets and their definite-lived intangible assets, which include franchise agreements, favorable leases and reacquired rights under franchise agreements.

As of December 30, 2012, the net carrying value of our long-lived tangible and definite-lived intangible assets were $1,250.3 million and $398.5 million, respectively.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by our individual company-owned restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows of each company-owned restaurant used in assessing the recoverability of their respective long-lived assets.

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

Deferred tax assets are recognized to the extent the Company believes these assets will more likely than not be realized.  In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, recent operating results, tax-planning strategies, and projected future taxable income. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and are consistent with the plans and estimates we are using to manage our underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

At December 30, 2012 we have federal net operating losses of $306.5 million which will expire beginning 2025. Tax credits of $91.3 million at December 30, 2012, principally consisting of foreign tax credits and jobs credits, expire beginning in 2015. State net operating losses are subject to various limitations including carryforward periods and begin expiring in 2013. We believe it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $21.1 million.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $28.8 million, which if resolved favorably would reduce our tax expense by $20.4 million at December 30, 2012.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative.” At December 30, 2012, we had $4.0 million accrued for interest and $1.7 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our January 3, 2010, January 2, 2011 and January 1, 2012 tax returns have been settled. Certain of our state income tax returns from our 2001 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties, that may result from the completion of these examinations.

•	Legal and environmental reserves:

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. Most proceedings are in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. We review our assumptions and estimates each quarter based on new developments, changes in applicable law and other relevant factors and revise our reserves accordingly.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Certain statements the Company makes under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices and foreign currency fluctuations primarily related to the Canadian dollar. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.
Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our practice is to maintain a target, over time and subject to market conditions, of between 25% and 50% of “Long-term debt” as fixed, or effectively fixed, rate debt. As of December 30, 2012, our long-term debt, including current portion, aggregated $1,457.6 million. Long-term debt consisted of $310.2 million of fixed-rate debt, $1,114.8 million of variable interest rate debt and $32.6 million of capital lease obligations. The Company’s variable interest rate debt consists of $1,114.8 million of borrowings under our Term Loan. The interest rate on the Term Loan is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement, plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 4.75% as of December 30, 2012.

Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during 2009 and 2010 with notional amounts totaling $186.0 million and $39.0 million, respectively, that swap the fixed rate interest rates on the Wendy’s 6.20% senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges. At December 30, 2012, the fair value of our Interest Rate Swaps was $8.2 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the Wendy’s 6.20% senior notes. Our policies prohibit the use of derivative instruments for trading purposes and we have procedures in place to monitor and control their use. If a portion of the hedge is determined to be ineffective, the ineffective portion of any changes in fair value would be recognized in our results of operations.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, corn, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. During the fourth quarter of 2009, Wendy’s entered into a purchasing co-op relationship agreement with its franchisees to establish QSCC. QSCC negotiates contracts with approved suppliers on behalf of the Wendy’s system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts may limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. Management monitors our exposure to commodity price risk.
Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its restaurants and administrative operations.

The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for both the years ended December 30, 2012 and January 1, 2012 represented 6% of our total franchise revenues. Revenues from our Canadian operations for both the years ended December 30, 2012 and January 1, 2012 represented 10% of our total revenues. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 30, 2012 and January 1, 2012 would not have a material effect on our consolidated financial position or results of operations.

Sensitivity Analysis

Market risk exposure for the Company is presented for each class of financial instruments held by the Company at December 30, 2012 and January 1, 2012 for which an immediate adverse market movement would cause a potentially material impact on its financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of December 30, 2012, we did not hold any market-risk sensitive instruments, which were entered into for trading purposes.

As such, the table below reflects the risk for those financial instruments entered into as of December 30, 2012 and January 1, 2012 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2012
	Carrying Value	Interest Rate Risk
Interest rate swaps	$8.2	$(2.1)
Variable-rate long-term debt, excluding capital lease obligations	(1,114.8)	(68.7)
Fixed-rate long-term debt, excluding capital lease obligations	(310.2)	(12.0)

	Year End 2011
	Carrying Value	Interest Rate Risk
Interest rate swaps	$11.7	$(5.8)
Variable-rate long-term debt, excluding capital lease obligations	(466.1)	(24.5)
Fixed-rate long-term debt, excluding capital lease obligations	(874.2)	(71.9)

The sensitivity analysis of financial instruments held at December 30, 2012 and January 1, 2012 assumes an instantaneous one percentage point adverse change in market interest rates from their levels at December 30, 2012 and January 1, 2012, respectively, and with all other variables held constant.

As of December 30, 2012, the Company had both fixed and variable interest rate debt outstanding. On the fixed-rate debt, the interest rate risk presented with respect to long-term debt, excluding capital lease obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of $310.2 million of fixed-rate debt and not on the Company’s financial position or results of operations. However, as discussed above under “Interest Rate Risk,” the Company has interest rate swap agreements on a portion of its fixed-rate debt. The interest rate risk of fixed-rate debt presented in the tables above excludes the effect of the $225.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements. As interest rates decrease, the fair market values of the interest rate swap agreements increase. The interest rate risk presented above with respect to the interest rate swap agreements represents the potential impact an increase in interest rates of one percentage point has on our results of operations. On the variable interest rate debt, the interest rate risk presented with respect to long-term debt, excluding capital lease obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $1,114.8 million of variable interest rate long-term debt outstanding as of December 30, 2012. The Company’s variable-rate long-term debt outstanding as of December 30, 2012 had a weighted average remaining maturity of approximately six years.

Item 8. Financial Statements and Supplementary Data

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2010 Term Loan	(12)	Long-Term Debt
2012 Lease	(23)	Transactions with Related Parties
401(k) Plan	(20)	Retirement Benefit Plans
Advertising Funds	(25)	Advertising Costs and Funds
Aircraft Lease Agreement	(23)	Transactions with Related Parties
Arby’s	(1)	Summary of Significant Accounting Policies
ARCOP	(23)	Transactions with Related Parties
Bakery	(20)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Buyer	(2)	Discontinued Operations
Buyer Parent	(2)	Discontinued Operations
CAP	(14)	Income Taxes
CBA	(20)	Retirement Benefit Plans
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Credit Agreement	(12)	Long-Term Debt
DFR	(4)	DFR Notes
DFR Notes	(4)	DFR Notes
Double Cheese	(3)	Acquisitions and Dispositions
Eligible Arby’s Employees	(20)	Retirement Benefit Plans
Equity Plans	(16)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(8)	Investments
GAAP	(1)	Summary of Significant Accounting Policies
Grants	(16)	Share-Based Compensation
IRS	(14)	Income Taxes
Japan JV	(1)	Summary of Significant Accounting Policies
Jurl	(8)	Investments
Jurlique	(8)	Investments
Liquidation Services Agreement	(23)	Transactions with Related Parties
Management Company	(23)	Transactions with Related Parties
New CBA	(20)	Retirement Benefit Plans
Pisces	(3)	Acquisitions and Dispositions
Pisces Acquisition	(3)	Acquisitions and Dispositions
PPA	(20)	Retirement Benefit Plans
QSCC	(1)	Summary of Significant Accounting Policies
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
RSAs	(16)	Share-Based Compensation
RSUs	(16)	Share-Based Compensation
Senior Notes	(12)	Long-Term Debt
SERP	(20)	Retirement Benefit Plans

Defined Term	Footnote Where Defined
Services Agreement	(23)	Transactions with Related Parties
SSG	(23)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Subleases	(23)	Transactions with Related Parties
Syrup	(22)	Guarantees and Other Commitments and Contingencies
TASCO	(23)	Transactions with Related Parties
Term Loan	(12)	Long-Term Debt
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Union Pension Fund	(20)	Retirement Benefit Plans
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(23)	Transactions with Related Parties
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Wendy’s Company
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2012 and January 1, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 28, 2013

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$453,361	$475,231
Accounts and notes receivable	61,164	68,349
Inventories	13,805	12,903
Prepaid expenses and other current assets	24,231	27,397
Deferred income tax benefit	91,489	80,970
Advertising funds restricted assets	65,777	70,547
Total current assets	709,827	735,397
Properties	1,250,338	1,192,200
Goodwill	876,201	870,431
Other intangible assets	1,301,537	1,304,288
Investments	113,283	119,271
Deferred costs and other assets	52,013	67,542
Total assets	$4,303,199	$4,289,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,911	$6,597
Accounts payable	70,826	81,301
Accrued expenses and other current liabilities	137,348	178,298
Advertising funds restricted liabilities	65,777	70,547
Total current liabilities	286,862	336,743
Long-term debt	1,444,651	1,350,402
Deferred income taxes	438,217	458,107
Other liabilities	147,614	147,808
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,782,765	2,779,871
Accumulated deficit	(467,007)	(434,999)
Common stock held in treasury, at cost	(382,926)	(395,947)
Accumulated other comprehensive income	5,981	102
Total stockholders’ equity	1,985,855	1,996,069
Total liabilities and stockholders’ equity	$4,303,199	$4,289,129

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenues:
Sales	$2,198,323	$2,126,544	$2,079,081
Franchise revenues	306,919	304,814	296,358
	2,505,242	2,431,358	2,375,439
Costs and expenses:
Cost of sales	1,881,248	1,816,109	1,756,954
General and administrative	287,808	292,390	311,511
Depreciation and amortization	146,976	122,992	126,846
Impairment of long-lived assets	21,097	12,883	26,326
Facilities relocation costs and other transactions	41,031	45,711	—
Other operating expense, net	4,335	4,152	3,357
	2,382,495	2,294,237	2,224,994
Operating profit	122,747	137,121	150,445
Interest expense	(98,604)	(114,110)	(118,385)
Loss on early extinguishment of debt	(75,076)	—	(26,197)
Investment income, net	36,243	484	5,259
Other income, net	1,565	945	2,434
(Loss) income from continuing operations before income taxes and noncontrolling interests	(13,125)	24,440	13,556
Benefit from (provision for) income taxes	21,083	(6,528)	4,555
Income from continuing operations	7,958	17,912	18,111
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	1,951	762	(22,436)
Loss on disposal of discontinued operations, net of income taxes	(442)	(8,799)	—
Net income (loss) from discontinued operations	1,509	(8,037)	(22,436)
Net income (loss)	9,467	9,875	(4,325)
Net income attributable to noncontrolling interests	(2,384)	—	—
Net income (loss) attributable to The Wendy’s Company	$7,083	$9,875	$(4,325)

Basic and diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.02	$.04	$.04
Discontinued operations	—	(.02)	(.05)
Net income (loss)	$.02	$.02	$(.01)

Dividends per share	$.10	$.08	$.07

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011

Net income (loss)	$9,467	$9,875	$(4,325)
Other comprehensive income (loss), net:
Foreign currency translation adjustment	6,096	(6,869)	12,666
Change in unrecognized pension loss, net of income tax benefit (provision) of $127, $(21), and $(54), respectively	(217)	(46)	95
Change in unrealized gain on available-for-sale securities, net of income tax benefit of $41	—	—	(59)
Other comprehensive income (loss), net	5,879	(6,915)	12,702
Comprehensive income	15,346	2,960	8,377
Comprehensive income attributable to noncontrolling interests	(2,384)	—	—
Comprehensive income attributable to The Wendy’s Company	$12,962	$2,960	$8,377

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Foreign Currency Translation Adjustment	Other	Total

Balance at January 3, 2010	$47,042	$2,761,433	$(380,480)	$(85,971)	$(4,696)	$(989)	$2,336,339
Net loss	—	—	(4,325)	—	—	—	(4,325)
Changes in accumulated other comprehensive income (loss)	—	—	—	—	12,666	36	12,702
Cash dividends	—	—	(27,621)	—	—	—	(27,621)
Accrued dividends on non-vested restricted stock	—	—	(38)	—	—	—	(38)
Repurchases of common stock	—	—	—	(167,743)	—	—	(167,743)
Share-based compensation expense	—	13,704	—	—	—	—	13,704
Common stock issued upon exercises of stock options	—	(562)	—	1,840	—	—	1,278
Common stock issued upon vesting of restricted shares	—	(2,765)	—	2,101	—	—	(664)
Tax charge from share-based compensation	—	(664)	—	—	—	—	(664)
Other	—	(20)	—	226	—	—	206
Balance at January 2, 2011	47,042	2,771,126	(412,464)	(249,547)	7,970	(953)	2,163,174
Net income	—	—	9,875	—	—	—	9,875
Changes in accumulated other comprehensive income (loss)	—	—	—	—	(6,869)	(46)	(6,915)
Cash dividends	—	—	(32,366)	—	—	—	(32,366)
Accrued dividends on non-vested restricted stock	—	—	(44)	—	—	—	(44)
Repurchases of common stock	—	—	—	(157,556)	—	—	(157,556)
Share-based compensation expense	—	17,688	—	—	—	—	17,688
Common stock issued upon exercises of stock options	—	(891)	—	7,084	—	—	6,193
Common stock issued upon vesting of restricted shares	—	(6,136)	—	3,871	—	—	(2,265)
Tax charge from share-based compensation	—	(1,923)	—	—	—	—	(1,923)
Other	—	7	—	201	—	—	208
Balance at January 1, 2012	47,042	2,779,871	(434,999)	(395,947)	1,101	(999)	1,996,069
Net income attributable to The Wendy’s Company	—	—	7,083	—	—	—	7,083
Net income attributable to noncontrolling interests	—	—	2,384	—	—	—	2,384
Distribution to noncontrolling interests	—	—	(2,384)	—	—	—	(2,384)
Changes in accumulated other comprehensive income (loss)	—	—	—	—	6,096	(217)	5,879
Cash dividends	—	—	(39,043)	—	—	—	(39,043)
Accrued dividends on non-vested restricted stock	—	—	(48)	—	—	—	(48)
Share-based compensation expense	—	11,473	—	—	—	—	11,473
Common stock issued upon exercises of stock options	—	(2,621)	—	10,197	—	—	7,576
Common stock issued upon vesting of restricted shares	—	(3,021)	—	2,604	—	—	(417)
Tax charge from share-based compensation	—	(2,906)	—	—	—	—	(2,906)
Other	—	(31)	—	220	—	—	189
Balance at December 30, 2012	$47,042	$2,782,765	$(467,007)	$(382,926)	$7,197	$(1,216)	$1,985,855

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net income (loss)	$9,467	$9,875	$(4,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	154,174	145,302	182,172
Loss on early extinguishment of debt	75,076	—	—
Distributions received from TimWen joint venture	15,274	14,942	13,980
Share-based compensation	11,473	17,688	13,704
Impairment of long-lived assets	21,097	14,441	69,477
Net (recognition) receipt of deferred vendor incentives	(920)	7,070	(587)
Accretion of long-term debt	7,973	8,120	15,016
Amortization of deferred financing costs	4,241	6,216	11,779
Non-cash rent expense	7,210	7,554	9,334
Loss on disposal of Arby’s	442	8,799	—
Equity in earnings in joint ventures, net	(8,724)	(9,465)	(9,459)
Deferred income tax	(31,598)	1,624	(29,779)
Operating investment adjustments, net (see below)	(27,769)	(145)	(5,201)
Other, net	3,093	2,999	8,264
Changes in operating assets and liabilities:
Accounts and notes receivable	3,999	(2,690)	(4,730)
Inventories	(561)	(517)	394
Prepaid expenses and other current assets	(1,360)	(7,580)	1,514
Accounts payable	(9,266)	11,364	(15,795)
Accrued expenses and other current liabilities	(42,906)	11,120	(29,508)
Net cash provided by operating activities	190,415	246,717	226,250
Cash flows from investing activities:
Capital expenditures	(197,590)	(146,763)	(147,969)
Acquisitions	(40,608)	(11,210)	(3,123)
Franchise loans, net	3,092	(4,003)	—
Sale of Arby’s, net	—	97,925	—
Dispositions	21,023	6,960	5,660
Investment activities, net (see below)	27,949	(841)	32,158
Other, net	(3,251)	(265)	352
Net cash used in investing activities	(189,385)	(58,197)	(112,922)
Cash flows from financing activities:
Proceeds from long-term debt	1,113,750	—	497,661
Repayments of long-term debt	(1,044,310)	(38,702)	(474,791)
Deferred financing costs	(15,566)	(57)	(16,353)
Premium payments on redemption/purchase of notes	(43,151)	—	—
Repurchases of common stock	—	(157,556)	(173,537)
Dividends	(39,043)	(32,366)	(27,621)
Distribution to noncontrolling interests	(3,667)	—	—
Proceeds from stock option exercises	7,806	6,359	1,444
Other, net	52	(2,262)	(953)
Net cash used in financing activities	(24,129)	(224,584)	(194,150)
Net cash used in operations before effect of exchange rate changes on cash	(23,099)	(36,064)	(80,822)
Effect of exchange rate changes on cash	1,229	(1,213)	1,611
Net decrease in cash and cash equivalents	(21,870)	(37,277)	(79,211)
Cash and cash equivalents at beginning of period	475,231	512,508	591,719
Cash and cash equivalents at end of period	$453,361	$475,231	$512,508

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Detail of cash flows related to investments:
Operating investment adjustments, net:
Gain on sale of investments	$(27,769)	$—	$—
Income on collection of DFR Notes	—	—	(4,909)
Other net recognized gains	—	(145)	(292)
	$(27,769)	$(145)	$(5,201)
Investment activities, net:
Proceeds from sales of investments	$27,949	$342	$1,810
Proceeds from repayment of DFR Notes	—	—	30,752
Cost of securities	—	—	(404)
Investment in joint venture	—	(1,183)	—
	$27,949	$(841)	$32,158
Supplemental cash flow information:
Cash paid during the period for:
Interest	$110,701	$111,675	$127,753
Income taxes, net of refunds	$10,124	$13,588	$14,262

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$22,109	$23,767	$14,985
Capitalized lease obligations	$16,280	$2,341	$5,775

Indirect investment in Arby’s	$—	$19,000	$—

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, Inc. (“Wendy’s”), which franchises and operates company-owned Wendy’s® quick service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 26 foreign countries and U.S. territories. At December 30, 2012, Wendy’s operated and franchised 1,427 and 5,133 restaurants, respectively.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company participates in two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for company-owned and franchised restaurants. The revenue, expenses and cash flows of such advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the contributions to these advertising funds are designated for specific purposes and the Company acts as an agent, in substance, with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

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

In our consolidated balance sheet as of January 1, 2012, we have corrected and reclassified $32,400 from “Accrued expenses and other current liabilities” to “Other liabilities” to properly present the non-current portion of certain self-insurance liabilities and $12,414 from “Deferred income tax benefit” included in current assets to “Deferred income taxes” included in non-current liabilities for the related tax effect.

The advertising funds restricted assets and liabilities as of January 1, 2012 have been updated to reflect an $875 correction in one of the fund’s presentation of its current assets and liabilities.

Certain other reclassifications have been made to prior year presentation to conform to the current year presentation.

Our consolidated statement of operations and consolidated balance sheet for the year ended and as of December 30, 2012, include adjustments which reflect corrections to prior years’ income taxes and depreciation of properties. Corrections to prior years’ tax matters recorded in our 2012 fiscal year had the effect of increasing our benefit from income taxes and decreasing our deferred income tax liability by $7,620 and $580 for income from continuing operations and discontinued operations, respectively. Corrections to prior years’ depreciation of properties had the effect of increasing our 2012 fiscal year “Depreciation and amortization” and decreasing “Properties” by $4,000.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 30, 2012” or “2012,” (2) “the year ended January 1, 2012” or “2011,” and (3) “the year ended January 2, 2011” or “2010,” all of which consisted of 52 weeks.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash equivalents principally consist of cash in bank and money market mutual fund accounts and are primarily not in Federal Deposit Insurance Corporation insured accounts.

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

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of royalties, franchise fees, rents due principally from franchisees and credit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Company’s inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method and consist primarily of restaurant food items and paper supplies.

Investments

Investments in which the Company has significant influence over the investees include (1) a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”) and (2) a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”). Such investments are accounted for using the equity method, under which results of operations include our share of the income or loss of the investees.  Investments in limited partnerships and other non-current investments in which the Company does not have significant influence over the investees, which includes our indirect 18.5% interest in Arby’s Restaurant Group, Inc. (“Arby’s”), are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed.

The difference between the carrying value of our TimWen equity investment and the underlying equity in the historical net assets of the investee is accounted for as if the investee were a consolidated subsidiary.  Accordingly, the carrying value difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the equity investment were a consolidated subsidiary.  To the extent the carrying value difference represents goodwill, it is not amortized.

The Company reviews investments with unrealized losses and recognizes investment losses for any unrealized losses deemed to be other than temporary.  These investment losses are recognized as a component of “Net income (loss).” The Company considers such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. The cost-basis component of investments represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

5 to 20 years for office and restaurant equipment, 5 to 15 years for transportation equipment and 7 to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

The Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If such review indicates an asset group may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset group to be held and used or over the fair value less cost to sell of an asset to be disposed. Asset groups are primarily comprised of our individual restaurant properties.

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our company-owned restaurants is reduced as a result of restaurant dispositions and is included in the carrying value of the restaurant in determining the gain or loss on disposal. For goodwill impairment testing purposes, we include two reporting units comprised of our (1) North America company-owned and franchise restaurants and (2) international franchise restaurants. Substantially all goodwill at December 30, 2012 and January 1, 2012 was associated with our North America restaurants. The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

If the Company determines that impairment may exist, the amount of the impairment loss is measured as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

Impairment of Long-Lived Assets

For impairment test purposes, long-lived assets include our company-owned restaurant assets and their definite-lived intangible assets, which include franchise agreements, favorable leases and reacquired rights under franchise agreements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by our individual company-owned restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our restaurant impairment losses principally reflect impairment charges resulting from the deterioration in operating performance of certain company-owned restaurants.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

Other Intangible Assets and Deferred Costs

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising; 2 to 5 years for computer software; 3 to 20 years for reacquired rights under franchise agreements and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually by comparing their carrying value to fair value; any excess of carrying value over fair value is recognized as an impairment loss. Our estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of company-owned and franchised restaurants and the resulting cash flows.

Deferred financing costs are amortized as interest expense over the term of the respective debt using the effective interest rate method.

Derivative Instruments

The Company’s derivative instruments consist of fair value hedges and are recorded at fair value. Changes in the fair value of our fair value hedging instruments are recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in results of operations.

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under several equity plans. The Company measures the cost of employee services received in exchange for an equity award, which include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case they recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model.  The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Foreign Currency Translation

Substantially all of the Company’s foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency and then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss).” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

Income Taxes

The Company accounts for income taxes under the asset and liability method. A deferred tax asset or liability is recognized whenever there are (1) future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled.

Deferred tax assets are recognized to the extent the Company believes these assets will more likely than not be realized. In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, projected future taxable income, recent operating results and tax-planning strategies. When considered necessary, a valuation allowance is recorded to reduce the carrying amount of the deferred tax assets to their anticipated realizable value.

The Company records uncertain tax positions on the basis of a two-step process whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled.

Interest accrued for uncertain tax positions is charged to “Interest expense.” Penalties accrued for uncertain tax positions are charged to “General and administrative.”

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants and upon shipment of bakery items and kids’ meal promotional items to our franchisees and others. During the first quarter of 2011, Wendy’s purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) began managing the operations for kids’ meal promotion items sold to franchisees. Our sales of kids’ meal promotion items during 2011 were made from inventory on hand prior to QSCC’s management of this process. “Sales” excludes taxes collected from the Company’s customers.

“Franchise revenues” includes royalties, franchise fees and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening. Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee. Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Rental income from properties owned and leased by the Company and leased or subleased to franchisees is recognized on a straight-line basis over the respective operating lease terms.

Cost of Sales

Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs.

Vendor Incentives

The Company receives incentives from certain vendors. These incentives are recognized as earned and are generally classified as a reduction of “Cost of sales.”

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

Self-insurance

The Company is self-insured for most workers’ compensation losses and health care claims and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. The Company provides for their estimated cost to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities and in the case of workers’ compensation a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on its terms. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

detriment. The primary penalty to which we may be subject is the economic detriment associated with the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. The term used for Straight-Line Rent is calculated initially from the date we obtain possession of the leased premises through the expected lease termination date. We expense rent from the possession date to the restaurant opening date. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, expense is recorded for that period on a straight-line basis consistent with the Straight-Line Rent method.

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

Favorable and unfavorable lease amounts, when we purchase restaurants, are recorded as components of “Other intangible assets” and “Other liabilities,” respectively, and are amortized to “Cost of sales” both on a straight-line basis over the remaining term of the leases. When the expected term of a lease is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term.

Management makes certain estimates and assumptions regarding each new lease agreement, lease renewal and lease amendment, including, but not limited to, property values, market rents, property lives, discount rates and probable term, all of which can impact (1) the classification and accounting for a lease as capital or operating, (2) the Rent Holiday and escalations in payment that are taken into consideration when calculating Straight-Line Rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of favorable and unfavorable leases. The amount of depreciation and amortization, interest and rent expense reported would vary if different estimates and assumptions were used.

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2012, 2011 or 2010. As of December 30, 2012, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 56% of its company-owned and franchised restaurants and three additional in-line distributors that, in the aggregate, serviced approximately 36% of its company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s franchised restaurants are principally located throughout the U.S. and to a lessor extent, in 27 foreign countries and U.S. territories with the largest number in Canada. Company-owned restaurants are located in 29 states, with the largest number in Florida, Ohio, Texas, Georgia, Michigan, California, Pennsylvania and North Carolina. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of our restaurants are in Canada.

New Accounting Standards Adopted

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued an amendment that permits a company to make an qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

adopted this amendment during the third quarter of 2012; however the Company determined that it was required to perform the quantitative assessment in 2012.

In May 2011, the FASB issued amendments which provide additional guidance about how fair value should be determined under existing standards and expands existing disclosure requirements for certain fair value measurements. The purpose of these amendments is to improve and converge International Financial Reporting Standards and GAAP. The Company adopted these amendments on January 2, 2012 and the adoption did not have a material impact on its consolidated financial statements.

In June 2011, as amended in December 2011, the FASB issued an amendment that requires companies to present comprehensive income in either a single statement or two consecutive statements that report net income and other comprehensive income. The purpose of this amendment is to increase the prominence of other comprehensive income in financial statements. The Company adopted this amendment on January 2, 2012 using the two consecutive statement presentation. The adoption affected only the presentation of comprehensive income and did not change the composition or calculation of comprehensive income.

(2) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s, its then wholly owned subsidiary, to ARG IH Corporation (“Buyer”), a wholly owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130,000 in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190,000 of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations.
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
Information related to Arby’s has been reflected in the accompanying consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of Arby’s on July 4, 2011, there are no remaining Arby’s assets and liabilities included in our consolidated balance sheets.

•
Statements of operations - Arby’s income (loss) from operations for the period from January 3, 2011 through July 3, 2011 and the year ended January 2, 2011 has been classified as discontinued operations. Net loss from discontinued operations for the year ended January 1, 2012 also includes additional Arby’s expenses which were incurred as a result of the sale and the loss on the disposal of Arby’s. Net income from discontinued operations for the year ended December 30, 2012 includes certain post-closing Arby’s related transactions, as further described below.

•
Statements of cash flows - Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011 and for the year ended January 2, 2011) have been included in and not separately reported from our cash flows. The consolidated statements of cash flows for the year ended January 1, 2012 also includes the effects of the sale of Arby’s. The statement of cash flows for the year ended December 30, 2012 includes the effect of certain post-closing Arby’s related transactions, as further described below.

Our consolidated statements of operations for periods through July 3, 2011 (prior to the sale of Arby’s) include certain indirect corporate overhead costs in “General and administrative,” which, for segment reporting purposes, had previously been allocated to Arby’s. These indirect corporate overhead costs do not qualify for classification within discontinued operations and therefore are included in “General and administrative” in continuing operations. Interest expense on Arby’s debt that was assumed by Buyer has been included in discontinued operations; however, interest expense on the $650,000 credit agreement, which was not required to be repaid as a result of the sale, continued to be included in “Interest expense” in continuing operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents Arby’s revenues and income (loss) from operations which have been reported in discontinued operations:

	Year Ended
	2012	2011	2010
Revenues	$—	$546,453	$1,040,975

Income (loss) from discontinued operations, net of income taxes:
Income (loss) from discontinued operations before income taxes	$907	$1,692	$(35,550)
Benefit from (provision for) income taxes	1,044	(930)	13,114
	1,951	762	(22,436)
Loss on disposal of discontinued operations, net of income taxes	(442)	(8,799)	—
Net income (loss) from discontinued operations	$1,509	$(8,037)	$(22,436)

Income from discontinued operations before income taxes for the year ended December 30, 2012 includes the effect of reversals of certain tax accruals, retained by the Company in connection with the sale of Arby’s, including sales tax reserves and interest and penalty accruals for uncertain tax positions, due to the lapse of certain statute of limitations and favorable settlements. The benefit from income taxes for the year ended December 30, 2012 includes approximately $580 of employment credits realized by the Company for 2011 through the date of the sale of Arby’s and reversals of accruals for uncertain tax positions discussed above, partially offset by taxes on income from discontinued operations. Loss on disposal of discontinued operations, net of income taxes, for the year ended December 30, 2012, includes the after tax effect of amounts paid to the prior owner of an Arby’s location that was transferred to Wendy’s Restaurants during 2012, as contemplated in the sale agreement, and as such, had no impact on the total purchase price.
Included in income from discontinued operations before income taxes for the year ended January 1, 2012 are (1) Arby’s income from operations for the period from January 3, 2011 through July 3, 2011 of $4,279, (2) $(2,112) for certain sales and use tax liabilities pursuant to the indemnification provisions of the sale agreement, (3) incentive compensation of $(704) as a result of the completion of the Arby’s sale, (4) the reversal of previously recognized compensation costs of $529 due to the modification of the terms of stock awards which had been issued to Arby’s employees and (5) $(300) for other Arby’s related costs.
The Company recorded a pre-tax loss on disposal of Arby’s of $5,227 during the year ended January 1, 2012, which included the effect of the valuation of our indirect retained interest ($19,000), transaction closing costs ($11,500), and post closing purchase price adjustments primarily related to working capital ($14,800). The Company recognized income tax expense associated with the loss on disposal of $3,572 during the year ended January 1, 2012. This income tax expense was comprised of (1) an income tax benefit of $1,952 on the pre-tax loss on disposal and (2) income tax expense of $5,524 due to a permanent difference between the book and tax basis of Arby’s goodwill.

(3) Acquisitions and Dispositions

On June 11, 2012, Wendy’s acquired 30 franchised restaurants in the Austin, Texas area from Pisces Foods, L.P. (“Pisces”) and Near Holdings, L.P. (the “Pisces Acquisition”). The purchase price was $18,915 in cash, including closing adjustments. Wendy’s also agreed to lease the real estate, buildings and improvements related to 23 of the acquired restaurants from Pisces which were considered part of the purchase transaction and to assume ground leases for five of the acquired restaurants and building leases for two of the acquired restaurants. Wendy’s did not incur any material acquisition-related costs associated with the Pisces Acquisition.

The operating results of the 30 franchised restaurants acquired have been included in our consolidated financial statements beginning on the acquisition date. Such results were not material to our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents the preliminary allocation of the total purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date. The amounts remain subject to finalization during the measurement period, not to exceed one year.

Total purchase price paid in cash	$18,915
Identifiable assets acquired and liabilities assumed:
Cash	55
Inventories	149
Properties	12,485
Deferred taxes and other assets	1,773
Acquired territory rights (a)	18,390
Favorable ground leases	222
Capitalized lease obligations	(14,394)
Deferred vendor incentives (b)	(382)
Unfavorable leases	(992)
Other liabilities	(952)
Total identifiable net assets	16,354
Goodwill (preliminary) (c)	$2,561
_________________________

(a)	The acquired territory rights have a weighted average amortization period of 13 years.

(b)	Included in “Other liabilities.”

(c)	This goodwill is not deductible or amortizable for income tax purposes.

The preliminary fair values of the identifiable assets acquired were determined using one of the following valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

The unaudited pro forma revenue and earnings of the combined companies had the acquisition date been January 3, 2011 are as follows:

	Year Ended 2012		Year Ended 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$2,198,323	$2,218,199	$2,126,544	$2,171,509
Franchise revenues	306,919	306,122	304,814	303,003
Total revenues	2,505,242	2,524,321	2,431,358	2,474,512
Operating profit	122,747	123,823	137,121	139,695
Net income	9,467	10,342	9,875	11,834
Net income attributable to The Wendy’s Company	7,083	7,958	9,875	11,834
Basic and diluted net income per share	$0.02	$0.02	$0.02	$0.03

This As Adjusted data is presented for comparative purposes only and does not purport to be indicative of the Company’s actual results of operations had the Pisces Acquisition actually occurred as of January 3, 2011 or of the Company’s future results of operations. Wendy’s did not have any material non-recurring adjustments associated with the Pisces Acquisition.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other acquisitions

On July 13, 2012, Wendy’s acquired 24 franchised restaurants in the Albuquerque, New Mexico area from Double Cheese Corporation and Double Cheese Realty Corporation (“Double Cheese”). The purchase price was $19,181 in cash, including closing adjustments. Wendy’s also agreed to lease the real estate, buildings and improvements related to 12 of the acquired restaurants from Double Cheese which were considered part of the purchase transaction. Wendy’s did not incur any material acquisition-related costs with this acquisition.

The operating results of the 24 franchised restaurants acquired have been included in our consolidated financial statements beginning on the acquisition date. Such results were not material to our consolidated financial statements.

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date.

Total purchase price paid in cash	$19,181
Identifiable assets acquired and liabilities assumed:
Cash	27
Inventories	163
Properties	12,753
Deferred taxes and other assets	190
Acquired territory rights (a)	2,640
Favorable ground leases	1,147
Capitalized lease obligations	(948)
Deferred vendor incentives (b)	(248)
Unfavorable leases	(531)
Other liabilities	(727)
Total identifiable net assets	14,466
Goodwill (c)	$4,715
_________________________

(a)	The acquired territory rights have a weighted average amortization period of 13 years.

(b)	Included in “Other liabilities.”

(c)	Goodwill is partially amortizable for income tax purposes.

The fair values of the identifiable assets acquired were determined using one of the following valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

In addition, during the year ended December 30, 2012, Wendy’s acquired two other franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

During the year ended January 1, 2012, Wendy’s acquired 19 franchised restaurants in five separate acquisitions. The total consideration for these acquisitions was $12,270, consisting of (1) $11,210 of cash, net of $66 of cash acquired and (2) the issuance of a note payable of $1,060. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $5,620 recognized as goodwill. During the year ended January 1, 2012, the Company also assumed the operations and management of four additional franchised restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
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

Dispositions

During the year ended December 30, 2012, Wendy’s received cash proceeds of $21,023 from dispositions, consisting of (1) $14,059 from the sale of 30 company-owned restaurants to franchisees, (2) $1,874 from the sale of a restaurant to an unrelated third party, (3) $3,550 resulting from franchisees exercising options to purchase previously subleased properties, (4) $941 related to the sale of surplus properties and (5) $599 related to other dispositions. These sales resulted in a net loss of $22 which is included as an addition to “Depreciation and amortization.”

During the year ended January 1, 2012, Wendy’s received proceeds from dispositions of $6,113, consisting of (1) $3,275 from the sale of five company-owned restaurants to franchisees, (2) $1,075 from the sale of land, building and equipment related to the exercise of a purchase option by a franchisee, (3) $909 from the sale of surplus properties and (4) $854 related to other dispositions. These sales resulted in a net gain of $885, which is included as a reduction to “Depreciation and amortization.”

During the year ended January 2, 2011, Wendy’s received proceeds from dispositions of $3,405, consisting of (1) $1,231 from the sale of land and a building related to the exercise of a purchase option by a franchisee, (2) $1,123 from the sale of surplus properties, (3) $821 from the sale of two company-owned restaurants and (4) $230 related to other dispositions. These sales resulted in a net gain of $1,411, which is included as a reduction to “Depreciation and amortization.”

Other acquisitions and dispositions by the Company for 2011 and 2010 and by Arby’s for 2010 and through the date of its sale were not significant.

(4) DFR Notes

In June 2010, pursuant to a March 2010 agreement between the Company and Deerfield Capital Corp. (“DFR”), The Wendy’s Company received cash proceeds of $31,330, including interest, in consideration for the repayment and cancellation of the series A senior notes that The Wendy’s Company received from DFR (the “DFR Notes”) in December 2007 in connection with the sale of Deerfield & Company to DFR. The proceeds represented 64.1% of the $47,986 aggregate principal amount of the DFR Notes.

The carrying amount of the DFR Notes in June 2010 was $24,983 and as a result, The Wendy’s Company recognized income of $4,909 as the repayment proceeds exceeded the carrying value. This gain was included in “Investment income, net” for the year ended January 2, 2011.

(5) Income (Loss) Per Share

Basic income (loss) per share for 2012, 2011 and 2010 was computed by dividing income (loss) amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. Income (loss) amounts attributable to The Wendy’s Company used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2012	2011	2010
Amounts attributable to The Wendy’s Company:
Income from continuing operations	$5,574	$17,912	$18,111
Net income (loss) from discontinued operations	1,509	(8,037)	(22,436)
Net income (loss)	$7,083	$9,875	$(4,325)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The weighted average number of shares used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2012	2011	2010
Common stock:
Weighted average basic shares outstanding	390,275	405,224	426,247
Dilutive effect of stock options and restricted shares	1,865	1,956	948
Weighted average diluted shares outstanding	392,140	407,180	427,195

Diluted income per share is computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. For 2012, 2011 and 2010, we excluded 23,406, 19,294 and 24,088, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

(6) Cash and Receivables

	Year End
	2012	2011
Cash and cash equivalents
Cash	$188,436	$471,110
Cash equivalents	264,925	4,121
	$453,361	$475,231

Restricted cash equivalents
Current (a)
Trust for termination costs for former Wendy’s executives	$168	$190
Other	152	149
	$320	$339

Non-current (b)
Trust for termination costs for former Wendy’s executives	$3,295	$3,372
Collateral supporting letters of credit securing payments due under leases	—	686
	$3,295	$4,058
_____________________

(a)	Included in “Prepaid expenses and other current assets.”

(b)	Included in “Deferred costs and other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End
	2012	2011
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$56,494	$57,965
Other	8,638	12,998
	65,132	70,963
Notes receivables from franchisees (a)	2,353	1,439
	67,485	72,402
Allowance for doubtful accounts	(6,321)	(4,053)
	$61,164	$68,349

Non-Current (b)
Notes receivables from franchisees (a)	$10,227	$13,393
Allowance for doubtful accounts	(2,881)	(963)
	$7,346	$12,430
_____________________

(a)
Includes $1,687 and $1,857 of loans to franchisees for the purchase of equipment utilized in the breakfast program which are included in current and non-current notes receivable, respectively, as of December 30, 2012. The Company has provided a full allowance for doubtful accounts on the amounts owed as of December 30, 2012 (see Note 17 for further information).

(b)	Included in “Deferred costs and other assets.”

The following is an analysis of the allowance for doubtful accounts:

	Year End
	2012	2011	2010
Balance at beginning of year:
Current	$4,053	$7,321	$6,540
Non-current	963	3,778	22,566
Provision for doubtful accounts:
Franchisees and other	670	264	9,694
DFR Notes (see Note 4)	—	—	(21,227)
Arby’s allowance transferred in sale	—	(5,504)	—
Uncollectible accounts written off, net of recoveries	(28)	(843)	(6,474)
Breakfast notes receivables fully reserved (see Note 17)	3,544	—	—
Balance at end of year:
Current	6,321	4,053	7,321
Non-current	2,881	963	3,778
Total	$9,202	$5,016	$11,099

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
2012
Cash and cash equivalents	$121,360
Accounts and notes receivable (including long-term)	65,109
Inventories	12,473
Properties	272,778
Goodwill	732,027
Other intangible assets	1,227,992
Other assets	19,760
$2,451,499

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	2012	2011
Equity investments:
Joint venture with THI	$89,370	$91,742
Joint venture in Japan (a)	(1,750)	77
Cost investments:
Arby’s	19,000	19,000
Jurlique	—	325
Other cost investments	4,913	8,127
	$111,533	$119,271
_____________________

(a)
In 2012, our equity investment in the Japan JV was included in “Other liabilities;” Wendy’s has provided certain guarantees and the partners have agreed on a plan to finance anticipated future cash requirements of the Japan JV as further described below.

Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $54,088 and $55,805 as of December 30, 2012 and January 1, 2012, respectively, primarily due to purchase price adjustments from the Wendy’s merger.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our portion of TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 30, 2012, January 1, 2012 and January 2, 2011.

	Year Ended
	2012	2011	2010
Balance at beginning of period	$91,742	$98,631	$97,476

Equity in earnings for the period	13,680	13,505	12,316
Amortization of purchase price adjustments (a)	(3,129)	(2,934)	(2,857)
	10,551	10,571	9,459
Distributions received	(15,274)	(14,942)	(13,980)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	2,351	(2,518)	5,676
Balance at end of period (b)	$89,370	$91,742	$98,631
_____________________

(a)	Based upon an average original aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of the financial information of TimWen, including the balance sheets as of December 30, 2012 and January 1, 2012 and certain income statement information for the years ended December 30, 2012, January 1, 2012 and January 2, 2011. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	Year End
	2012	2011
Balance sheet information:
Properties	$73,013	$73,394
Cash and cash equivalents	3,538	2,621
Accounts receivable	3,274	4,231
Other	2,516	2,565
	$82,341	$82,811
Accounts payable and accrued liabilities	$3,215	$2,281
Other liabilities	8,561	8,655
Partners’ equity	70,565	71,875
	$82,341	$82,811

	Year Ended
	2012	2011	2010
Income statement information:
Revenues	$39,702	$39,374	$37,242
Income before income taxes and net income	27,377	27,358	24,247

Investment in Joint Venture in Japan

During the second quarter of 2011, Wendy’s entered into the Japan JV. Wendy’s 49% share of the joint venture is accounted for using the equity method of accounting and our equity in losses is included in “Other operating expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our portion of the Japan JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 30, 2012 and January 1, 2012.

	Year Ended
	2012	2011
Balance at beginning of period	$77	$—
Initial investment	—	1,183
Equity in losses for the period	(1,827)	(1,106)
Balance at end of period (a)	$(1,750)	$77
_____________________

(a)	Included in “Other liabilities” in 2012 and in “Investments” in 2011.

Presented below is a summary of the financial information of the Japan JV, including the balance sheets as of December 30, 2012 and January 1, 2012, and certain income statement information for the years ended December 30, 2012 and January 1, 2012.

	Year End
	2012	2011
Balance sheet information:
Current assets:
Cash	$347	$686
Inventories	23	39
Prepaid expenses and other current assets	265	281
Total current assets	635	1,006
Properties	1,343	2,625
Deposits and other assets	703	493
Total assets	$2,681	$4,124
Current liabilities:
Current portion of long-term debt	$1,443	$414
Accounts payable	342	1,193
Accrued expenses and other current liabilities	92	76
Total current liabilities	1,877	1,683
Long-term debt	4,912	1,689
Other liabilities	614	526
Partners’ (deficit) equity	(4,722)	226
Total liabilities and partners’ equity	$2,681	$4,124

	Year Ended
	2012	2011
Income statement information:
Revenues	$2,322	$69
Loss before income taxes and net loss	(5,322)	(2,293)

In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of December 30, 2012, our

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

portion of these contingent obligations totaled approximately $3,000 based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In early 2013, the joint venture partners agreed on a plan to finance anticipated future cash requirements of the Japan JV. As determined by the amount of future capital contributions by each of the partners, Wendy’s may become the majority owner of the Japan JV. The Japan JV and the effect of the noncontrolling interest in the Japan JV would then be included in the Wendy’s consolidated financial statements from the date that Wendy’s became the majority owner, or otherwise assumed day-to-day control of the Japan JV’s operations.

Our obligations, including the funding of anticipated future cash requirements of the Japan JV of approximately $3,000, could total up to approximately $8,000 if our joint venture partners are unable to perform their reimbursement and indemnity obligations to us.

Indirect Investment in Arby’s

In connection with the sale of Arby’s, Wendy’s Restaurants obtained an 18.5% equity interest in Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. See Note 2 for more information on the sale of Arby’s. We account for our interest in Arby’s as a cost method investment. During 2012, we received a $4,625 dividend from our investment in Arby’s which was included in “Investment income, net.”

Sale of Investment in Jurlique International Pty Ltd.

Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, held our approximately 11% cost method investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products. Prior to 2009, we had determined that all of our then remaining $8,500 investment in Jurlique was impaired. On February 2, 2012, Jurl completed the sale of our investment in Jurlique for which we received proceeds of $27,287, net of the amount held in escrow. The amount held in escrow as of December 30, 2012 was $3,372, which was adjusted for foreign currency translation and was included in “Deferred costs and other assets.” In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28,500. We recorded a gain on sale of this investment of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed above. The gain was included in “Investment income, net” in our consolidated statement of operations.

We have reflected net income attributable to noncontrolling interests of $2,384, net of an income tax benefit of $1,283, for the year ended December 30, 2012 in connection with the equity and profit interests discussed below. The net assets and liabilities of the subsidiary that held the investment were not material to the consolidated financial statements. Therefore, the noncontrolling interest in those assets and liabilities was not previously reported separately. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(9) Properties

	Year End
	2012	2011
Owned:
Land	$400,571	$401,950
Buildings and improvements	421,127	384,798
Office, restaurant and transportation equipment (a)	446,022	352,595
Leasehold improvements	345,415	323,701
Leased:
Capital leases (b)	36,551	27,514
	1,649,686	1,490,558
Accumulated depreciation and amortization (c)	(399,348)	(298,358)
	$1,250,338	$1,192,200
_____________________

(a)	Includes a company-owned aircraft at December 30, 2012. This aircraft was classified as held for sale at January 1, 2012 and was included in “Prepaid expenses and other current assets.”

(b)	These assets principally include buildings and improvements.

(c)	Includes $10,273 and $8,139 of accumulated amortization related to capital leases at December 30, 2012 and January 1, 2012, respectively.

(10) Goodwill and Other Intangible Assets

At December 30, 2012 and January 1, 2012, substantially all of our goodwill was associated with our North America restaurants. Goodwill activity for 2012 and 2011 was as follows:

	Year End
	2012	2011

Balance at beginning of year	$870,431	$883,644
Arby’s disposition, net of accumulated impairment losses of $482,075	—	(17,617)
Restaurant acquisitions and dispositions, net	4,567	5,626
Currency translation adjustment	1,203	(1,222)
Balance at end of year	$876,201	$870,431

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the components of other intangible assets:

	Year End 2012			Year End 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	353,778	(71,795)	281,983	353,262	(54,853)	298,409
Favorable leases	103,914	(30,369)	73,545	108,304	(24,961)	83,343
Reacquired rights under franchise agreements	23,065	(779)	22,286	1,215	(1)	1,214
Computer software	45,005	(24,282)	20,723	36,817	(18,495)	18,322
	$1,428,762	$(127,225)	$1,301,537	$1,402,598	$(98,310)	$1,304,288

Aggregate amortization expense:
Actual for fiscal year (a):
2010	$36,662
2011	33,181
2012	32,713
Estimate for fiscal year:
2013	$31,385
2014	30,872
2015	28,560
2016	26,487
2017	25,400
Thereafter	255,833
_____________________

(a)	Includes $1,757, $2,763, and $5,125 of impairment charges related to other intangible assets in 2012, 2011 and 2010, respectively.

(11) Accrued Expenses and Other Current Liabilities

	Year End
	2012	2011
Accrued compensation and related benefits	$67,862	$67,560
Accrued taxes	28,593	37,040
Accrued interest	6,211	29,958
Other	34,682	43,740
	$137,348	$178,298

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2012	2011
Term Loan, due in 2019 (a)	$1,114,826	$—
Senior Notes, repaid in July 2012 (a)	—	554,901
2010 Term Loan, repaid in May 2012 (a)	—	466,062
6.20% senior notes, due in 2014 (b)	225,940	224,643
7% debentures, due in 2025 (c)	83,496	82,342
Capital lease obligations, due through 2040	32,594	16,688
6.54% aircraft term loan, repaid in June 2012 (d)	—	11,303
Other	706	1,060
	1,457,562	1,356,999
Less amounts payable within one year	(12,911)	(6,597)
Total long-term debt	$1,444,651	$1,350,402

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, discounts and interest rate swaps, as of December 30, 2012 were as follows:

Fiscal Year
2013	$12,911
2014	237,990
2015	15,397
2016	12,396
2017	12,588
Thereafter	1,192,018
$1,483,300
_____________________

(a)
On May 15, 2012, Wendy’s entered into a Credit Agreement, as amended (the “Credit Agreement”), which includes a senior secured term loan facility (the “Term Loan”) of $1,125,000 and a senior secured revolving credit facility of $200,000 and contains provisions for an uncommitted increase of up to $275,000 principal amount of the revolving credit facility and/or Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The Credit Agreement replaced the $650,000 credit agreement and the amended senior secured term loan (the “2010 Term Loan”) executed in 2010. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets and stock of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries) and 65% of the stock of certain of its foreign subsidiaries in each case subject to certain limitations and exceptions.

The Term Loan was issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113,750. The discount of $11,250 is being accreted and the related charge included in “Interest expense” through the maturity of the Term Loan.

The Term Loan is due not later than May 15, 2019 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments which commenced on December 31, 2012, with the remaining balance payable on the maturity date. In addition, the Term Loan requires prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Credit Agreement. An excess cash flow payment was not required for fiscal 2012. The revolving credit facility expires not later than May 15,

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

2017. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. As of December 30, 2012, there were no amounts outstanding under the revolving credit facility, except for $20,348 of letters of credit issued in the normal course of business.

The interest rate on the Term Loan and amounts borrowed under the revolving credit facility is based on the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.25%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate, which resulted in an interest rate on the Term Loan of 4.75% as of December 30, 2012.

Wendy’s incurred $15,566 in costs related to the Credit Agreement, which are being amortized to “Interest expense” through the maturity of the Term Loan utilizing the effective interest rate method.

Proceeds from the Term Loan were used (1) to repay all amounts outstanding under the 2010 Term Loan, (2) to redeem the Wendy’s Restaurants 10.00% Senior Notes due 2016 (the “Senior Notes”) in the amounts of $440,775 aggregate principal at a redemption price of 107.5% of the principal amount in July 2012 and to purchase $124,225 aggregate principal at a purchase price of 108.125% of the principal amount in May 2012, both plus accrued and unpaid interest and (3) to pay substantially all of the Credit Agreement fees and expenses.

As a result of the transactions described above, the Company incurred a loss on the early extinguishment of debt as follows:

Year Ended 2012
Premium payment to redeem/purchase Senior Notes	$43,151
Unaccreted discount on Senior Notes	9,272
Deferred costs associated with the Senior Notes	12,433
Unaccreted discount on 2010 Term Loan	1,695
Deferred costs associated with the 2010 Term Loan	8,525
Loss on early extinguishment of debt	$75,076

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with the covenants of the Credit Agreement as of December 30, 2012 including the consolidated interest coverage ratio, our most restrictive financial covenant, which requires that we maintain a minimum consolidated interest coverage ratio of 3.00. The covenants generally do not restrict The Wendy’s Company or any of The Wendy’s Company’s subsidiaries that are not subsidiaries of Wendy’s.

(b)
Wendy’s 6.20% senior notes were reduced to fair value in connection with the Wendy’s merger based on outstanding principal of $225,000 and an effective interest rate of 7.0%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the notes mature. The carrying value of the Wendy’s senior notes is adjusted to reflect the fair value of interest rate swaps associated with this debt. As of December 30, 2012 and January 1, 2012, this adjustment increased the carrying value of the 6.20% senior notes by $8,169 and $11,695, respectively. These notes are unsecured and are redeemable prior to maturity at our option. The Wendy’s senior notes contain covenants that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions. Wendy’s was in compliance with these covenants as of December 30, 2012.

(c)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature. These debentures contain covenants

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions. Wendy’s was in compliance with these covenants as of December 30, 2012.

(d)
During the first quarter of 2012, the Company made a $3,911 prepayment on its aircraft financing facility to comply with a requirement that the outstanding principal balance be no more than 85% of the appraised value of the aircraft. On June 25, 2012, the Company voluntarily repaid the remaining outstanding principal, including accrued interest thereon related to this facility, totaling $6,656.

The loss on early extinguishment of debt in 2010 of $26,197 related to the repayment of debt from the proceeds of the 2010 Term Loan. This loss consisted of (1) a $14,953 premium payment required to redeem Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount on Wendy’s 6.25% senior notes and (3) $5,767 for the write-off of deferred costs associated with the repayment of Wendy’s Restaurants 2009 senior secured term loan.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The full amount of the line was available under this line of credit as of December 30, 2012.

At December 30, 2012, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of December 30, 2012.

(13) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques under the accounting guidance related to fair value measurements are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. These inputs are classified into the following hierarchy:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 30, 2012 and January 1, 2012:

	December 30, 2012		January 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Non-current cost method investments (a)	$23,913	$50,761	$27,452	$62,496	Level 3
Interest rate swaps (b)	8,169	8,169	11,695	11,695	Level 2

Financial liabilities
Term Loan, due in 2019 (c)	1,114,826	1,130,434	—	—	Level 2
Senior Notes, repaid in July 2012 (c)	—	—	554,901	621,500	Level 2
2010 Term Loan, repaid in May 2012 (c)	—	—	466,062	466,940	Level 2
6.20% senior notes, due in 2014 (c)	225,940	240,750	224,643	231,750	Level 2
7% debentures, due in 2025 (c)	83,496	99,900	82,342	84,000	Level 2
Capital lease obligations (d)	32,594	33,299	16,688	18,123	Level 3
6.54% aircraft term loan, repaid in June 2012 (d)	—	—	11,303	11,367	Level 3
Other	706	707	1,060	1,072	Level 3
Guarantees of franchisee loan obligations (e)	940	940	1,275	1,275	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on a review of its current unaudited financial information. The fair values of the remaining investments were principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we relied on our review of valuations performed by the investment managers or investees or third party appraisals. The fair value of our investment in Jurlique at January 1, 2012 was based upon an agreement with a third party to purchase Jurlique (which was completed in February 2012). See Note 8 for more information related to the sale of Jurlique.

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

(e)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing. During 2012, Wendy’s provided a guarantee to a lender for a franchisee in connection with the refinancing of the franchisee’s debt. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception adjusted for a history of defaults.

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

During the third quarter of 2009, we entered into eight interest rate swaps with notional amounts totaling $361,000 to swap the fixed rate interest rates on the 6.20% and 6.25% Wendy’s senior notes for floating rates. The interest rate swaps were designated as fair value hedges of the related debt and qualified to be accounted for under the short-cut method according to the applicable guidance. During the first quarter of 2010, we entered into an interest rate swap with a notional amount of $39,000 on Wendy’s 6.20% senior notes. At its inception, the interest rate swap was designated as an effective fair value hedge and is tested for effectiveness quarterly. In connection with the redemption of the Wendy’s 6.25% senior notes in 2010, we cancelled four interest rate swaps with notional amounts totaling $175,000. Upon cancellation, we recognized a gain of $1,875 in the second quarter of 2010, which is included in “Interest expense” for the year ended January 2, 2011.

At December 30, 2012 and January 1, 2012, the fair value of the interest rate swaps on the 6.20% Wendy’s senior notes was $8,169 and $11,695, respectively, and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% Wendy’s senior notes. Interest income on the interest rate swaps was $5,510, $5,611 and $7,880 for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. No ineffectiveness has been recorded to net income related to our fair value hedges for the years ended December 30, 2012, January 1, 2012 and January 2, 2011. Our interest rate swaps (and cash and cash equivalents as described above) are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk; however we do monitor the credit standing of the counterparties.

The following tables present the fair values for those assets and liabilities of continuing operations measured at fair value during 2012 and 2011 on a non-recurring basis and the resulting impact in the consolidated statements of operations. Total losses reflect the impact of all fair value measurements which were recorded to “Impairment of long-lived assets” in the consolidated statements of operations for the years ended December 30, 2012 and January 1, 2012. The fair value of long-lived assets presented in the tables below substantially represents the remaining carrying value of land for Wendy’s properties that were impaired in 2012 and 2011 and were estimated based on current market values as determined by sales prices of comparable properties and current market trends. As of December 30, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value. See Note 1 and Note 18 for more information on the impairment of our long-lived assets.

		Fair Value Measurements			2012 Total Losses
	December 30, 2012	Level 1	Level 2	Level 3
Long-lived assets	$7,311	$—	$—	$7,311	$19,469
Aircraft	5,926	—	—	5,926	1,628
Total	$13,237	$—	$—	$13,237	$21,097

		Fair Value Measurements			2011 Total Losses
	January 1, 2012	Level 1	Level 2	Level 3
Long-lived assets	$575	$—	$—	$575	$12,883
Total	$575	$—	$—	$575	$12,883

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Income Taxes

(Loss) income from continuing operations before income taxes and noncontrolling interests is set forth below:

	Year Ended
	2012	2011	2010
Domestic	$(23,154)	$11,967	$(2,244)
Foreign, principally Canada	10,029	12,473	15,800
	$(13,125)	$24,440	$13,556

The benefit from (provision for) income taxes from continuing operations is set forth below:

	Year Ended
	2012	2011	2010
Current:
U.S. Federal	$104	$—	$—
State	(669)	(675)	(5,774)
Foreign, principally Canada	(8,667)	(5,540)	(7,076)
Current tax provision	(9,232)	(6,215)	(12,850)
Deferred:
U.S. Federal	6,458	1,367	10,982
State	18,026	(2,788)	4,356
Foreign, principally Canada	5,831	1,108	2,067
Deferred tax benefit (provision)	30,315	(313)	17,405
Income tax benefit (provision)	$21,083	$(6,528)	$4,555

Deferred tax assets (liabilities) are set forth below:

	Year End
	2012	2011
Deferred tax assets:
Operating and capital loss carryforwards	$108,297	$98,173
Tax credit carryforwards	91,319	83,708
Accrued compensation and related benefits	35,397	38,198
Unfavorable leases	16,581	18,731
Accrued expenses and reserves	32,090	35,338
Other	18,442	20,679
Valuation allowances	(21,052)	(17,397)
Total deferred tax assets	281,074	277,430
Deferred tax liabilities:
Intangible assets	(480,790)	(502,570)
Owned and leased fixed assets net of related obligations	(121,706)	(125,788)
Other	(25,306)	(26,209)
Total deferred tax liabilities	(627,802)	(654,567)
	$(346,728)	$(377,137)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the tax impact of domestic losses, an increase to credit carryforwards, corrections related to prior years and the acquisitions described in Note 3.

The Wendy’s Company’s net operating loss and credit carryforwards have limited carryforward periods and will expire if unused. U.S. Federal net operating loss carryforwards of approximately $306,455 at December 30, 2012, which included the $119,638 of share-based compensation deductions not yet recognized as described below, expire beginning in 2025. State net operating loss carryforwards are subject to various limitations including carryforward periods and begin expiring in 2013. As of December 30, 2012, the Company had a deferred tax asset, net of U.S. Federal taxes, of $44,716 related to state net operating losses. Tax credits of $91,319 at December 30, 2012, principally consisting of foreign tax credits and jobs credits, expire beginning in 2015.

In 2012 and prior years, we deducted $119,638 in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. The Company has not recognized the $43,294 tax benefit relating to these deductions because it has no income taxes currently payable against which the benefits can be realized as a result of its net operating loss and credit carryforwards. When such benefits are realized against future income taxes payable, the Company will recognize them in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

The Company’s valuation allowances of $21,052, $17,397 and $88,363 as of December 30, 2012, January 1, 2012 and January 2, 2011, respectively, relate to capital loss and state net operating loss carryforwards. Valuation allowances increased $3,655 in 2012 primarily as a result of changes in state net operating losses. Valuation allowances decreased $70,966 in 2011 primarily as a result of a $65,105 reduction related to capital losses utilized to offset 2011 capital gains, primarily as a result of the reorganization of our business entity structure outside of the U.S. and a $4,565 reduction related to expiring capital losses. Valuation allowances increased in 2010 by $1,132 principally related to changes in state net operating losses.

The unremitted earnings of foreign subsidiaries, primarily Canadian, are not essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. As of December 30, 2012, the Company has provided U.S. deferred income tax of $1,934 on these unremitted earnings.

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	Year Ended
	2012	2011	2010
Income tax benefit (provision) at the U.S. Federal statutory rate	$4,594	$(8,554)	$(4,745)
State income tax benefit (provision), net of U.S. Federal income tax effect	7,709	(2,251)	(1,122)
Corrections related to prior years’ tax matters (a)	7,620	—	—
Foreign and U.S. tax effects of foreign operations (b)	347	1,147	7,693
Dividends received deduction (c)	1,133	—	—
Jobs tax credits, net	970	1,914	2,044
Non-deductible expenses	(1,263)	(622)	(439)
Adjustments related to prior year tax matters	(359)	1,881	983
Other, net (d)	332	(43)	141
	$21,083	$(6,528)	$4,555
_____________________

(a)
Corrections in 2012 related to tax matters in prior years for the effects of tax depreciation in states that do not follow federal law of $3,300, the effects of a one-time federal employment tax credit in 2011 of $2,220 and a correction to certain deferred tax assets and liabilities of $2,100.

(b)	Includes previously unrecognized benefit in 2010 of foreign tax credits, net of foreign income and withholding taxes on the repatriation of foreign earnings.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)	During 2012, we received a dividend of $4,625 from our investment in Arby’s (see Note 8 for further information).

(d)	Includes U.S. Federal uncertain tax positions in 2012.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our January 3, 2010, January 2, 2011 and January 1, 2012 tax returns have been settled. Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Uncertain Tax Positions

As of December 30, 2012, the Company had unrecognized tax benefits of $28,848, which, if resolved favorably would reduce income tax expense by $20,444. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	2012	2011	2010
Beginning balance	$30,614	$36,434	$39,118
Additions:
Tax positions related to the current year	—	—	19
Tax positions of prior years	3,410	948	4,921
Reductions:
Tax positions of prior years	(2,964)	(3,410)	(4,419)
Settlements	(1,327)	(1,922)	(416)
Lapse of statute of limitations	(885)	(1,436)	(2,789)
Ending balance	$28,848	$30,614	$36,434

During 2013, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $5,777, primarily as a result of the completion of certain state tax audits.

During 2012, 2011 and 2010, the Company recognized $(584), $501 and $1,004 of interest (credit) expense and $(204), $337 and $425 of penalty (credit) expense, respectively, related to uncertain tax positions. The Company has approximately $3,972 and $4,923 accrued for interest and $1,708 and $1,912 accrued for penalties as of December 30, 2012 and January 1, 2012, respectively.

(15) Stockholders’ Equity

There were 470,424 shares of common stock issued at the beginning and end of 2012, 2011 and 2010. Treasury stock activity for 2012, 2011 and 2010 was as follows:

	Treasury Stock
	2012	2011	2010
Number of shares at beginning of year	80,700	52,050	17,492
Repurchase of common stock	—	30,983	35,406
Common shares issued:
Stock options, net	(2,079)	(1,461)	(383)
Restricted stock, net	(211)	(693)	(266)
Director fees	(45)	(42)	(47)
Other	(314)	(137)	(152)
Number of shares at end of year	78,051	80,700	52,050

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

In November 2012, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible. No repurchases were made for the year ended December 30, 2012.

Under the prior repurchase program, which expired at the end of fiscal 2011, our Board of Directors had authorized in aggregate the repurchase of $495,000 of our common stock. During 2011 and 2010, the Company repurchased 30,983 and 35,406 shares with an aggregate purchase price of $157,014 and $167,101, excluding commissions of $542 and $642, respectively.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2012, 2011 and 2010.

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were approximately $1,100,000, representing approximately 55% of The Wendy’s Company consolidated stockholders’ equity as of December 30, 2012 and consisted of net assets of Wendy’s which were restricted as to transfer to The Wendy’s Company in the form of cash dividends, loans or advances under the covenants of the Credit Agreement.

Dividends paid to The Wendy’s Company from its subsidiaries totaled $443,700 in 2010. No dividends were paid in 2012 or 2011.

(16) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares (collectively, the “Grants”) to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (the “2010 Plan”) for the issuance of equity awards as described above. All equity grants during 2012 and 2011 were issued from the 2010 Plan and it is currently the only equity plan from which future equity awards may be granted. As of December 30, 2012, there were approximately 43,647 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all stock option exercises and the vesting of restricted shares and performance shares with treasury shares.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Stock Options

The Company’s current outstanding stock options have maximum contractual terms of ten years and vest ratably over three years or cliff vest after three years. The exercise price of options granted is equal to the market price of the Company’s common stock on the date of grant. The fair value of stock options on the date of grant are calculated using the Black-Scholes Model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes stock option activity during 2012.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2012	30,259	$6.16
Granted	6,073	4.69
Exercised	(3,233)	4.10
Forfeited and/or expired	(4,538)	6.35
Outstanding at December 30, 2012	28,561	$6.05	5.7	$4,513
Vested or expected to vest at December 30, 2012	27,944	$6.08	5.6	$4,444
Exercisable at December 30, 2012	19,161	$6.71	4.0	$3,457

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $2,280, $1,138 and $488, respectively. The weighted average grant date fair value for stock options granted during 2012, 2011 and 2010 was $1.80, $1.88 and $1.47, respectively.

The grant date fair value of stock options was determined using the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.98%	1.74%	2.01%
Expected option life in years	6.62	5.62	5.40
Expected volatility	45.9%	45.2%	45.2%
Expected dividend yield	1.71%	1.59%	1.53%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield correlating to the expected life of the stock options granted. The expected option life represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of our common stock. The expected dividend yield represents the Company’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

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

Restricted Shares

The Company grants restricted share awards (“RSAs”) and restricted share units (“RSUs”), which cliff vest after two or three years. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the average of the high and low trading prices of our common stock on the date of grant.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2012:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	1,043	$4.82
Granted	1,332	4.64
Vested	(446)	4.60
Forfeited	(53)	4.62
Non-vested at December 30, 2012	1,876	$4.72

The total fair value of Restricted Shares that vested in 2012, 2011 and 2010 was $2,023, $3,223 and $3,348, respectively.

Performance Shares

The Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting a defined operational goal (a performance condition) or common stock share prices (a market condition).

The fair value of the performance condition awards granted in 2010 was determined using the average of the high and low trading prices of our common stock on the date of grant. There were no performance condition awards granted in 2012 or 2011. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. The Company recorded compensation expense of $820 for the accelerated vesting of performance condition awards in accordance with the termination provisions of the employment agreements for two senior executives in 2011 as a result of the sale of Arby’s and related announcements that the Company’s Atlanta restaurant support center would be relocated to Ohio. There was no other share-based compensation expense recorded during 2012, 2011 and 2010 for the performance condition awards as the Company determined the achievement of the defined operational goal was not probable.

The fair value of market condition awards granted in 2012, 2011 and 2010 was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant. The input variables are noted in the table below:

	2012	2011	2010
Risk-free interest rate	0.41%	0.61%	0.93%
Expected life in years	2.99	3.02	2.98
Expected volatility	34.0%	52.0%	55.0%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_____________________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date without regard as to whether the market condition is met. The Company recorded compensation expense of $2,347 for the accelerated vesting of market condition awards in accordance with the termination provisions of the employment agreements for two senior executives in 2011 as a result of the sale of Arby’s discussed above.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares during 2012:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	655	$3.91	1,441	$6.46
Granted	—	—	896	6.04
Dividend equivalent units issued (a)	11	—	39	—
Vested	—	—	—	—
Forfeited	(155)	3.91	(229)	6.37
Non-vested at December 30, 2012	511	$3.91	2,147	$6.38
_____________________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

The total fair value of awards that were accelerated to vest during 2011 was $3,615.

Modifications of Share-Based Awards

During 2011, the Company modified the terms of awards granted to 168 employees in connection with the sale of Arby’s and the announcement of the relocation of the Company’s Atlanta restaurant support center to Ohio. These modifications resulted in (1) the accelerated vesting of stock options and restricted share units upon the termination of such employees and (2) a reduction in share-based compensation expense of $614 for 2011. Of this amount, $253 is included in discontinued operations and $361 is included in “Facilities relocation costs and other transactions.”
Share-Based Compensation Expense

Total share-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2012	2011	2010
Stock options (a)	$5,578	$9,898	$7,700
Restricted Shares	2,730	1,943	2,311
Performance Shares:
Performance Condition Shares	—	820	—
Market Condition Shares (b)	3,210	4,688	478
Compensation adjustments, net (c)	(45)	(361)	—
Compensation expense credited to “Stockholders’ Equity” (d)	11,473	16,988	10,489
Interest on Restricted Share dividends	—	2	3
Total share-based compensation expense	11,473	16,990	10,492
Less: Income tax benefit	(4,286)	(6,338)	(3,773)
Share-based compensation expense, net of income tax benefit	$7,187	$10,652	$6,719
_____________________

(a)
2011 includes expense of $3,068 for the accelerated vesting of awards in conjunction with the sale of Arby’s and the announcement of the relocation of the Company’s Atlanta restaurant support center to Ohio.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
2011 includes expense of $2,347 for the accelerated vesting of awards partially offset by a credit of $384 for awards that were forfeited in conjunction with the sale of Arby’s and the announcement of the relocation of the Company’s Atlanta restaurant support center to Ohio.

(c)	Adjustments relate to modifications of share-based compensation awards.

(d)	Excludes $700 and $3,215 for 2011 and 2010, respectively, which is included in discontinued operations.

As of December 30, 2012, there was $20,291 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.2 years.

(17) Facilities Relocation Costs and Other Transactions

	Year Ended
	2012	2011
Facilities relocation and other transition costs	$28,990	$5,527
Breakfast discontinuation	10,569	—
Arby’s transaction related costs	1,472	40,184
	$41,031	$45,711

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio. The Company expects to record costs aggregating approximately $4,800 in 2013 related to its relocation and other transition activities which were substantially completed during 2012. The costs expected to be expensed in 2013 primarily relate to relocation, severance and consulting and professional fees.

	Year Ended		Total Incurred Since Inception	Total Expected to be Incurred
	2012	2011
Severance, retention and other payroll costs	$9,952	$5,345	$15,297	$16,577
Relocation costs	5,222	—	5,222	7,546
Atlanta facility closure costs	4,541	—	4,541	4,541
Consulting and professional fees	4,928	—	4,928	5,968
Other	2,126	14	2,140	2,250
	26,769	5,359	32,128	36,882
Accelerated depreciation expense	1,921	197	2,118	2,118
Share-based compensation	300	(29)	271	271
Total	$28,990	$5,527	$34,517	$39,271

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The tables below present a rollforward of our accruals for facility relocation costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance January 1, 2012	Charges	Payments	Balance December 30, 2012
Severance, retention and other payroll costs	$5,345	$9,952	$(11,176)	$4,121
Relocation costs	—	5,222	(4,722)	500
Atlanta facility closure costs	—	4,541	(371)	4,170
Consulting and professional fees	—	4,928	(4,848)	80
Other	—	2,126	(2,117)	9
	$5,345	$26,769	$(23,234)	$8,880

	Balance January 2, 2011	Charges	Payments	Balance January 1, 2012
Severance, retention and other payroll costs	$—	$5,345	$—	$5,345
Other	—	14	(14)	—
	$—	$5,359	$(14)	$5,345

Breakfast Discontinuation

During the fourth quarter of 2012, the Company reflected costs totaling $10,569 resulting from the discontinuation of the breakfast daypart at certain restaurants consisting primarily of (1) the remaining net carrying value of $5,277 for certain breakfast equipment and (2) amounts advanced to franchisees of $3,544 for breakfast equipment which will not be reimbursed.

Arby’s Transaction Related Costs

As a result of the sale of Arby’s in July 2011, we expensed costs related to the Arby’s transaction during 2012 and 2011 as detailed in the table below.

	Year Ended		Total Incurred Since Inception	Total Expected to Be Incurred
	2012	2011
Severance, retention and other payroll costs (a)	$615	$29,194	$29,809	$29,809
Relocation costs (b)	349	1,670	2,019	2,421
Consulting and professional fees	7	2,935	2,942	2,942
Other	278	288	566	566
	1,249	34,087	35,336	35,738
Share-based compensation (a)(b)	223	6,097	6,320	6,717
	$1,472	$40,184	$41,656	$42,455
_____________________

(a)
2011 transaction related costs included $20,806 of costs incurred by the Company in accordance with the termination provisions of the employment agreements for three senior executives (principally for required payments of $14,481 and vesting of previously issued stock awards of $6,325).

(b)
Relocation costs are expensed as incurred. However, payments of $750 made due to the relocation of a corporate executive will be expensed over the three year period following this executive’s relocation in accordance with the terms of the agreement. The agreement also included a restricted share award with a grant date fair value of $750 which is being expensed over a three year requisite service period. These expenses are the only remaining Arby’s transaction related costs expected to be incurred.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The tables below present a rollforward of our accrual for Arby’s transaction related costs, which is included in “Accrued expenses and other current liabilities.”

	Balance January 1, 2012	Charges	Payments	Balance December 30, 2012
Severance, retention and other payroll costs	$14,414	$615	$(14,333)	$696
Relocation costs	1,101	349	(1,450)	—
Consulting and professional fees	—	7	(7)	—
Other	—	278	(278)	—
	$15,515	$1,249	$(16,068)	$696

	Balance January 2, 2011	Charges	Payments	Balance January 1, 2012
Severance, retention and other payroll costs	$—	$29,194	$(14,780)	$14,414
Relocation costs	—	1,670	(569)	1,101
Consulting and professional fees	—	2,935	(2,935)	—
Other	—	288	(288)	—
	$—	$34,087	$(18,572)	$15,515

(18) Impairment of Long-Lived Assets

Our company-owned restaurant impairment losses included in the table below predominantly reflect impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. Additionally, in 2012 and 2010, our impairment losses included write-downs in the carrying value of certain surplus properties and properties held for sale.

During 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations. The closing of these restaurants resulted in an impairment charge of $3,270. In addition, we incurred costs related to these restaurant closings of $1,477, primarily for continuing lease obligations, which are included in “Other operating expense, net.”

Also during 2012, we reclassified a company-owned aircraft as held and used from its previous held for sale classification. For the year ended December 30, 2012, the Company recorded an impairment charge of $1,628 on the company-owned aircraft. As of December 30, 2012, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.” See Note 23 for information regarding an amended and restated lease agreement for the company-owned aircraft.

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Year Ended
	2012	2011	2010
Properties	$17,712	$10,120	$21,201
Intangible assets	1,757	2,763	5,125
Aircraft	1,628	—	—
	$21,097	$12,883	$26,326

Arby’s company-owned impairment losses of $43,151 in 2010 are included in discontinued operations and not included in the table above. Arby’s impairment losses in 2010 predominantly reflected impairment charges on restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

impaired in prior years which did not subsequently recover. These impairment losses represented the excess of the carrying amount over the fair value of the affected assets. Arby’s impairment losses for the period from January 3, 2011 through July 3, 2011 were not significant. See Note 2 for further information on discontinued operations.

(19) Investment Income, Net

	Year Ended
	2012	2011	2010
Gain on sale of investments, net (a)	$27,769	$250	$179
Distributions, including dividends (b)	8,463	234	248
Gain on DFR Notes	—	—	4,909
Other, net	11	—	(77)
	$36,243	$484	$5,259
_____________________

(a)	In 2012, we recorded a gain on the sale of our investment in Jurlique of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed in Note 8.

(b)	During 2012, we received a $4,625 dividend from our investment in Arby's.

(20) Retirement Benefit Plans

401(k) Plan

Subject to certain restrictions, the Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions.

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $8,887, $7,944 and $10,179 in 2012, 2011 and 2010, respectively.

Pension Plans

The Wendy’s Company maintains two domestic qualified defined benefit plans, the benefits under which were frozen in 1988 and for which The Wendy’s Company has no unrecognized prior service cost. Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) are covered under one of these plans. Pursuant to the terms of the Arby’s sale agreement, liabilities related to the Eligible Arby’s Employees under these plans were retained by Wendy’s Restaurants. In addition, Wendy’s Restaurants received $400 from Buyer for the unfunded liability related to the Eligible Arby’s Employees under the plans as of July 4, 2011. In conjunction with the sale of Arby’s, Wendy’s Restaurants transferred the liabilities related to the Eligible Arby’s Employees to The Wendy’s Company. The measurement date used by The Wendy’s Company in determining amounts related to its defined benefit plans is the same as the Company’s fiscal year end.

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at December 30, 2012 were $4,211 and $2,706, respectively. As of January 1, 2012, the balance of the accumulated benefit obligations and the fair value of the plans’ assets were $3,926 and $2,557, respectively. As of December 30, 2012 and January 1, 2012, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $42, $303, and $157 in benefit plan expenses in 2012, 2011 and 2010, respectively, which were included in “General and administrative.” In addition, The Wendy’s Company recognized $47 and $64 in benefit plan expenses related to the Eligible Arby’s Employees in 2011 and 2010, respectively, which were included in discontinued operations. The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

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

In 2009, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from that plan. This decision required Wendy’s to assume a withdrawal liability of $4,975 in accordance with the applicable requirements of the Employee Retirement Income Security Act, as amended, which has been included in “Cost of sales.” In addition, the unionized employees became eligible to participate in the 401(k) Plan.

In 2010, the terms of a new collective bargaining agreement (the “New CBA”) which expires on March 31, 2013, were agreed to by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO. Included in the terms of the New CBA, the Bakery agreed to participate in the Union Pension Fund as if it had not previously withdrawn its participation and the unionized employees would no longer be eligible to contribute to the 401(k) Plan. Accordingly, the withdrawal liability recorded in 2009 was reversed in 2010 and credited to “Cost of sales.” The other terms of the New CBA resulted in additional expense to Wendy’s of approximately $900 (which includes $600 of contributions reflected in the table below), which is included in “Cost of sales,” in 2010.

The future cost of the Union Pension Fund depends on a number of factors, including the funding status of the plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Union Pension Fund are jointly responsible for any plan underfunding. Assets contributed to the Union Pension Fund are not segregated or otherwise restricted to provide benefits only to the employees of the Bakery. While Wendy’s pension cost for the Union Pension Fund is established by the New CBA, the Union Pension Fund may impose increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the Pension Protection Act of 2006 (the “PPA”), which requires underfunded multiemployer pension plans to implement rehabilitation plans to improve funded status. Factors that could impact the funded status of the Union Pension Fund include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. As of January 1, 2012, the Union Pension Fund was in Green Zone Status, as defined in the PPA and had been operating under a Rehabilitation Plan.
In April 2012, Wendy’s received a Notice of Critical Status from the Union Pension Fund which sets forth that the plan was considered to be in Red Zone Status, as defined in the PPA, for the 2012 plan year due to funding problems. As the fund is in critical status, all contributing employers, including Wendy’s, are required to pay a 5% surcharge on contributions for all hours worked from June 1, 2012 through December 30, 2012 and a 10% surcharge on contributions for all hours worked on and after January 1, 2013 until a contribution rate is negotiated at the expiration of the New CBA that will be consistent with a revised Rehabilitation Plan which must be adopted by the Union Pension Fund in accordance with the provisions of the PPA.
The surcharges and the possible effect of the revised Rehabilitation Plan to be adopted by the Union Pension Fund as described above are not anticipated to have a material effect on the Company’s results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on the Company to contribute to any plan underfunding may be material.

Wendy’s could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Union Pension Fund. The withdrawal liability (which could be material) would equal Wendy’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered. A withdrawal liability would be triggered if Wendy’s (1) ceases to make contributions to the Union Pension Fund, (2) closes its bakery facility, or (3) decides not to renew the collective bargaining agreement. No factors for which the Bakery would incur a withdrawal liability occurred during fiscal 2012.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Further information about the Union Pension Fund is presented in the table below:

		Pension Protection Act Zone Status (a)			Funding Improvement Plan/Rehabilitation Plan Status	Wendy’s Contributions (b)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN	2012	2011	2010		2012	2011	2010
Union Pension Fund	52-6118572	Red	Green	Green	Implemented	$785	$781	$766	Yes	3/31/2013
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

(b)
In accordance with the terms of the New CBA, Wendy’s is required to make minimum contributions of $3.00 per hour of employment for each employee covered under the Union Pension Fund. As of December 30, 2012, based on approximately 281,000 hours of expected employment, Wendy’s minimum annual contribution to the Union Pension Fund would be $843, inclusive of the 10% surcharge discussed above.

Wendy’s Executive Plans

In conjunction with the Wendy’s merger, amounts due under supplemental executive retirement plans (the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $4,315 and $4,450 as of December 30, 2012 and January 1, 2012, respectively.

Pursuant to the terms of the employment agreement that was entered into with our President and Chief Executive Officer as of September 12, 2011, the Company implemented a non-qualified, unfunded, deferred compensation plan. The plan provides that the amount of the executive’s base salary in excess of $1,000 in a tax year will be deferred into the plan which accrues employer funded interest. The related deferred compensation liability has been included in “Accrued expenses and other current liabilities” and, in the aggregate, was approximately $102 as of December 30, 2012, which includes both employee contributions and employer paid interest.

(21) Lease Commitments

The Company leases real property, leasehold interests, and office, restaurant and transportation equipment. Some leases which relate to restaurant operations provide for contingent rentals based on sales volume. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which are not included in rental expense or the future minimum rental payments set forth below.

Rental expense under operating leases consists of the following components:

	Year Ended
	2012	2011	2010
Minimum rentals	$70,525	$70,478	$68,849
Contingent rentals	10,971	10,468	10,033
	81,496	80,946	78,882
Less sublease income	(13,317)	(15,084)	(14,275)
	$68,179	$65,862	$64,607

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of December 30, 2012, the Company’s future minimum rental payments and rental receipts for non-cancelable leases, including rental receipts for leased properties owned by the Company having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2013	$4,393	$66,426	$598	$5,953	$4,547
2014	4,625	58,486	605	5,664	4,487
2015	4,715	54,651	605	5,258	4,457
2016	4,158	50,735	635	4,985	4,422
2017	3,999	49,149	631	4,527	4,462
Thereafter	43,804	642,458	5,866	32,412	54,290
Total minimum payments	$65,694	$921,905	$8,940	$58,799	$76,665
Less amounts representing interest, with interest rates between 3% and 33%	(33,100)
Present value of minimum lease payments	$32,594

The present values of minimum lease obligation payments are included either in “Long-term debt” or “Current portion of long-term debt,” as applicable.

Properties leased by the Company to third parties under operating leases as of December 30, 2012 and January 1, 2012 include:

	Year End
	2012	2011
Land	$28,989	$24,211
Buildings and improvements	64,286	58,505
Office, restaurant and transportation equipment	4,337	4,377
	97,612	87,093
Accumulated depreciation and amortization	(26,905)	(20,019)
	$70,707	$67,074

(22) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchise Image Activation Incentive Program

In order to encourage franchisees to participate in Wendy’s Image Activation program, which includes innovative exterior and interior restaurant designs for new and reimaged restaurants, Wendy’s initiated a cash incentive program for franchisees during the third quarter of 2012. In January 2013, the program was expanded to include variable cash incentives for Tier 1, 2, and 3 remodels and to allow for a maximum of $100 each, for up to three incentives per franchisee. The cash incentive program is for the reimaging of restaurants completed in 2013 and totals $10,000.

North America Incentive Program

In order to promote new unit development, Wendy’s has established a franchisee assistance program for its North American franchisees that provides (with certain exceptions) for reduced technical assistance fees and a sliding scale of royalties for the first two years of operation for qualifying locations opened between April 1, 2011 and December 31, 2013. For the years ended December 30, 2012 and January 1, 2012, the effect on franchise revenues was not material and we do not expect the effect on future franchise revenues to be material.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Japan Joint Venture Guarantee

In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which our joint venture partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify our joint venture partners for our 49% share of the guarantee by our joint venture partners of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of December 30, 2012, our portion of these contingent obligations totaled approximately $3,000 based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In early 2013, the joint venture partners agreed on a plan to finance anticipated future cash requirements of the Japan JV. As determined by the amount of future capital contributions by each of the partners, Wendy’s may become the majority owner of the Japan JV. The Japan JV and the effect of the noncontrolling interest in the Japan JV would then be included in the Wendy’s consolidated financial statements from the date that Wendy’s became the majority owner, or otherwise assumed day-to-day control of the Japan JV’s operations.

Our obligations, including the funding of anticipated future cash requirements of the Japan JV of approximately $3,000, could total up to approximately $8,000 if our joint venture partners are unable to perform their reimbursement and indemnity obligations to us.

Other Loan Guarantees

Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing to promote systemwide initiatives. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $11,003 as of December 30, 2012. As of December 30, 2012, the fair value of these guarantees totaled $720 and was included in “Other liabilities.”

During 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. Wendy’s also received a $3,000 prepayment on the note receivable owed by the franchisee as part of the refinancing. As of December 30, 2012, Wendy’s has accrued a liability for the fair value of this guarantee of $220, the calculation for which was based upon a weighted average risk percentage established at the inception of the guarantee.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $47,910 as of December 30, 2012. These leases extend through 2050. We have not received any notice of default related to these leases as of December 30, 2012. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $6,666 as of December 30, 2012. These leases expire on various dates, through 2021.

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5,000 for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of December 30, 2012, the Canadian subsidiary had guaranteed $180 under this program.

Insurance
Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Letters of Credit

As of December 30, 2012, the Company had outstanding letters of credit with various parties of $20,601. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreements

Wendy’s had an agreement with a beverage vendor which provided fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement required minimum purchases of fountain syrup (“Syrup”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage was reached. This agreement also provided for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which was amortized over actual usage during the year.
Beverage purchases made by the Company under this agreement during 2012, 2011 and 2010 were $20,545, $20,464 and $21,273, respectively. As of December 30, 2012, $1,517 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

The Company entered into a new beverage agreement with the beverage vendor, effective January 1, 2013, which establishes a new contract term and, among other terms, new pricing and usage requirements. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which is amortized over actual usage during the year. The Company estimates future annual purchases to be approximately $21,000 per year during the next five years. Based on current pricing and the current ratio of usage at company-owned restaurants to franchised restaurants, our total beverage purchase requirement under the new agreement is estimated to be approximately $170,000 over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

Capital Expenditure Commitments

As of December 30, 2012, the Company had $22,109 of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2013, of which $13,867 pertained to capital expenditures related to our Image Activation program.

(23) Transactions with Related Parties

The following is a summary of ongoing transactions between the Company and its related parties, which are included in continuing operations:

	Year Ended
	2012	2011	2010
Transactions with Purchasing Cooperatives:
Wendy’s Co-Op (a)	$(2,464)	$(2,033)	$(1,238)
SSG agreement (b)	—	(2,275)	5,145
Lease income (c)	(191)	(203)	(137)
Transactions with the Management Company:
Advisory fees (d)	$—	$500	$3,465
Sublease income (e)	(683)	(1,631)	(1,632)
Use of company-owned aircraft (f)	(92)	(138)	(120)
Liquidation services agreement (g)	—	220	441
Distributions of proceeds to noncontrolling interests (h)	$3,667	$—	$—
___________________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with Purchasing Cooperatives

(a)
During the fourth quarter of 2009, Wendy’s entered into a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees to establish QSCC. QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national contracts with pricing based upon total system volume.

QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada. Prior to 2010, the system’s purchasing function was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for operations in the U.S. and Canada, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in 2010.  Pursuant to the terms of the Wendy’s Co-op, Wendy’s expensed $15,500 in 2009 for payments to QSCC required over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. Wendy’s made such payments of $305 and $15,195 in 2011 and 2010, respectively. In connection with the ongoing operations of QSCC during 2010, QSCC reimbursed Wendy’s $913 for amounts Wendy’s had paid primarily for payroll-related expenses for certain Canadian QSCC purchasing employees.

Since the third quarter of 2010, all QSCC members (including Wendy’s) pay sourcing fees to third party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $2,464, $2,033 and $325 in 2012, 2011 and 2010, respectively, which are included as a reduction of “Cost of sales.”

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

(c)
Effective January 4, 2010, QSCC leased 9,333 square feet of office space from Wendy’s. Effective January 1, 2011, Wendy’s and QSCC entered into a lease amendment which increased the office space leased to QSCC to 14,333 square feet for a one year period for a revised annual base rental of $176 with five one-year renewal options, three of which are currently remaining. During the period from April 2010 to April 2011, SSG leased 2,300 square feet of office space from a subsidiary of Wendy’s Restaurants. The Wendy’s Company received $191, $180 and $113 of lease income from QSCC during 2012, 2011 and 2010, respectively, and $23 and $24 of lease income from SSG during 2011 and 2010, respectively, both of which have been recorded as reductions of “General and administrative.”

Transactions with the Management Company

(d)
The Wendy’s Company entered into a services agreement (the “Services Agreement”) with a management company formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”), which commenced on July 1, 2009 and expired on June 30, 2011. Under the Services Agreement, the Management Company assisted us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. The Wendy’s Company paid approximately $2,465 in 2010 in fees for corporate finance advisory services under the Services Agreement in connection with the negotiation and execution of the $650,000 credit agreement in 2010 and the issuance of the Senior Notes in 2009.

In addition, The Wendy’s Company paid the Management Company a service fee of $250 per quarter, in connection with the Services Agreement until it expired on June 30, 2011. The Wendy’s Company incurred service fees of $500 and $1,000 in 2011 and 2010, respectively, which are included in “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(e)
In July 2008 and July 2007, The Wendy’s Company entered into agreements under which the Management Company subleased (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent.  Under the terms of the amended sublease, which expired in May 2012, the Management Company paid rent to the Company in an amount that covered substantially all of the Company’s rent obligations under the prime lease for the subleased space.  The Company recognized income of $683, $1,631, and $1,632 from the Management Company under such subleases in 2012, 2011 and 2010, respectively, which has been recorded as a reduction of “General and administrative.”

(f)
In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of the Management Company) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) to lease a company-owned aircraft.  The Aircraft Lease Agreement originally provided that The Wendy’s Company would lease such company-owned aircraft to TASCO from July 1, 2009 until June 30, 2010.  On June 24, 2010, The Wendy’s Company and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2011). Under the Aircraft Lease Agreement, TASCO paid $10 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and certain storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. The Wendy’s Company continued to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs.

On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13. On June 30, 2012, The Wendy’s Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012 and effective as of August 1, 2012, entered into an amended and restated aircraft lease agreement (the “2012 Lease”) that will expire on January 5, 2014. Under the 2012 Lease, all expenses related to the ownership, maintenance and operation of the aircraft will be paid by TASCO, subject to the limitation that if the amount of annual ongoing maintenance, hangar, insurance and other expenses, or the estimated amount of other scheduled maintenance expenses, exceeds the amounts stated in the 2012 Lease, then TASCO can either pay such amounts or terminate the 2012 Lease. In addition, if extraordinary and/or unscheduled repairs and/or maintenance for the aircraft become necessary and the estimated cost thereof exceeds the amount stated in the 2012 Lease, then TASCO can either pay such amounts or terminate the 2012 Lease. In the event of termination, TASCO will not be obligated to perform or pay for such repairs and/or maintenance following the date of termination. Under the previous Aircraft Lease Agreement, the Company recorded lease income of $92, $138 and $120 during 2012, 2011 and 2010, respectively, as a reduction of “General and administrative.”

(g)
On June 10, 2009, The Wendy’s Company and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assisted us in the sale, liquidation or other disposition of our cost investments and DFR Notes.  The Liquidation Services Agreement required The Wendy’s Company to pay the Management Company a fee of $900 in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date. Related amortization of $220 and $441 was recorded in “General and administrative” in 2011 and 2010, respectively.

(h)
Jurl, a 99.7% owned subsidiary, completed the sale of our investment in Jurlique in February 2012. Prior to 2009, when our predecessor entity was a diversified company active in investments, we had provided our Former Executives, and certain other former employees, equity and profit interests in Jurl. In connection with the sale of Jurlique, we distributed, based on the related agreement, approximately $3,667 to Jurl’s minority shareholders, including approximately $2,296 to the Former Executives during 2012.

Other Related Party Transactions

During the third quarter of 2012, Matthew Peltz was appointed to the ARG Holding Corporation Board of Directors.  He is not currently receiving compensation as a director of ARG Holding Corporation. A subsidiary of the Company owns 18.5% of the common stock of ARG Holding Corporation.  Matthew Peltz is the son of the Company’s Chairman of the Board.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As part of its overall retention efforts, The Wendy’s Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with The Wendy’s Company in certain investments.  The Wendy’s Company and certain of its former management have one remaining co-investment, 280 BT, which is a limited liability holding company principally owned by The Wendy’s Company and former company management that, among other things, invested in operating companies.  No distributions were received in 2012, 2011 or 2010. The ownership percentages in 280 BT as of December 30, 2012 for The Wendy’s Company, the former officers of The Wendy’s Company and other investors were 80.1%, 11.2% and 8.7%, respectively.

As a result of the sale of Arby’s, Arby’s and its affiliates are no longer considered related parties. Prior to the sale, the transactions between Arby’s and its non-consolidated affiliates were not material.

(24) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of December 30, 2012, the Company had reserves for continuing operations for all of its legal and environmental matters aggregating $3,489. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Wendy’s completed the initial public offering of THI in March 2006 and the spin-off of THI in September 2006. In connection with the initial public offering, Wendy’s and THI entered into a tax sharing agreement that governed the rights and responsibilities of the parties with respect to taxes for periods up to the date of the spin-off, including the allocation of tax attributes between the parties. In 2007, Wendy’s asserted a claim against THI for approximately $1,000 for a tax claim related to a competent authority adjustment. THI has disputed this claim. In addition, THI has asserted claims for damages related to foreign tax credits THI allegedly should have received in the spin-off in the aggregate amount of C$29,000. Wendy’s has disputed and continues to dispute these claims. In 2011, THI invoked the dispute resolution provision of the tax sharing agreement, which calls for binding mandatory arbitration. In February 2012, THI submitted a notice of claim, which makes the same claims THI has asserted under the tax sharing agreement, to Wendy’s under the master separation agreement between Wendy’s and THI that was executed contemporaneously with the tax sharing agreement. The dispute resolution provision of the master separation agreement calls for good faith negotiations between the parties, followed by non-binding mediation. Either party can bring suit if no resolution is reached following mediation. The parties are still in discussions but it no longer appears likely that a resolution will be reached without the involvement of a neutral third party. The parties have agreed on a mediator and a mediation date. We cannot estimate a range of possible loss, if any, for this matter at this time since, among other things, it is still in a preliminary stage, significant factual and legal issues are unresolved, no mediation sessions have been held, and the mediation will be non-binding.  If no agreed resolution is reached, the matter would be resolved either by litigation or binding mandatory arbitration, in which case various motions would be submitted and discovery would occur.  If no agreed resolution is reached, Wendy’s intends to vigorously assert its claim and defend against the THI claims.

(25) Advertising Costs and Funds

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restricted assets and related liabilities of the Advertising Funds at December 30, 2012 and January 1, 2012 were as follows:

	Year End
	2012	2011
Cash and cash equivalents	$21,086	$27,590
Accounts and notes receivable	38,359	37,025
Other assets	6,332	5,932
Total assets	$65,777	$70,547

Accounts payable	$3,729	$2,972
Accrued expenses and other current liabilities	63,073	73,870
Member’s deficit	(1,025)	(6,295)
Total liabilities and deficit	$65,777	$70,547

Our advertising expenses in 2012, 2011 and 2010 totaled $103,147, $106,658 and $99,023, respectively.

(26) Geographic Information

The tables below present revenues and properties information by geographic area. The tables below do not include Arby’s revenues for all periods presented as Arby’s operations have been included in discontinued operations as a result of the sale. We elected not to reclassify Arby’s properties to discontinued operations in our consolidated balance sheet as of January 2, 2011; accordingly, they are included in the 2010 properties information below.

	U.S.	Canada	Other International	Total
2012
Revenues	$2,231,270	$257,750	$16,222	$2,505,242
Properties	1,186,879	63,412	47	1,250,338

2011
Revenues	$2,161,281	$254,683	$15,394	$2,431,358
Properties	1,132,796	59,379	25	1,192,200

2010
Revenues	$2,117,000	$244,654	$13,785	$2,375,439
Properties	1,490,064	61,178	19	1,551,261

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(27) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2012 and 2011. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2012 and 2011 contained 13 weeks. As discussed in Note 2, on July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s. Arby’s results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations.

	2012 Quarter Ended
	April 1 (a)(b)	July 1 (a)(c)	September 30 (a)(c)(d)	December 30 (a)(d)
Revenues	$593,187	$645,868	$636,308	$629,879
Cost of sales	455,467	483,080	478,425	464,276
Operating profit	20,916	38,391	31,183	32,257
Income (loss) from continuing operations	14,734	(5,493)	(26,692)	25,409
Income from discontinued operations	—	—	530	979
Net income attributable to noncontrolling interests	(2,384)	—	—	—
Net income (loss) attributable to The Wendy’s Company	12,350	(5,493)	(26,162)	26,388
Basic and diluted income (loss) per share attributable to The Wendy’s Company (e):
Continuing operations	$.03	$(.01)	$(.07)	$.07
Discontinued operations	—	—	—	—
Net income (loss)	$.03	$(.01)	$(.07)	$.07

	2011 Quarter Ended
	April 3 (f)	July 3 (f)	October 2 (f)	January 1, 2012 (f)
Revenues	$582,465	$622,459	$611,416	$615,018
Cost of sales	438,871	464,798	458,000	454,440
Operating profit	28,017	47,434	32,390	29,280
(Loss) income from continuing operations	(296)	11,374	2,544	4,290
Loss from discontinued operations	(1,113)	(108)	(6,510)	(306)
Net (loss) income	(1,409)	11,266	(3,966)	3,984
Basic and diluted income (loss) per share (e):
Continuing operations	$—	$.03	$.01	$.01
Discontinued operations	—	—	(.02)	—
Net (loss) income	$—	$.03	$(.01)	$.01
_____________________

(a)
Operating profit in 2012 was materially affected by facilities relocation costs and other transactions and impairment of long-lived assets. The impact of facilities relocation costs and other transactions on net income (loss) attributable to The Wendy’s Company for the first, second, third and fourth quarters of 2012 was $3,808, $6,164, $7,066 and $8,311, respectively, after income tax benefits of $2,335, $3,824, $4,364 and $5,159, respectively (see Note 17 for additional information). The impact of the impairment of long-lived assets on net income (loss) attributable to The Wendy’s Company during the first, second and fourth quarters of 2012 was $2,783, $2,018 and $8,216, respectively, after income tax benefits of $1,728, $1,252 and $5,100, respectively (see Note 18 for additional information).

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
Net income attributable to The Wendy’s Company was materially affected during the first quarter of 2012 by a $17,978 gain on the sale of our investment in Jurlique. As a result of the sale, we have reflected net income attributable to noncontrolling interests of $2,384. See Note 8 for additional information.

(c)
Net loss attributable to The Wendy’s Company was materially affected during the second and third quarters of 2012 by losses on the early extinguishment of debt of $15,621 and $30,926, respectively, after income tax benefits of $9,574 and $18,955, respectively. See Note 12 for additional information.

(d)
(Loss) income from continuing operations was materially affected during the third and fourth quarters of 2012 by corrections related to prior years’ tax matters which had an effect of increasing our benefit from income taxes by $2,181 and $5,439, respectively. Income from discontinued operations was also affected during the third quarter of 2012 by such corrections which had an effect of increasing our benefit from income taxes by $580. See Notes 2 and 14 for additional information.

(e)
Basic and diluted income (loss) per share are being presented together since diluted income (loss) per share was the same as basic income (loss) per share for all periods presented. See Note 5 for additional information.

(f)
The operating profit was materially affected by facilities relocation costs and other transactions in each of the 2011 quarters and impairment of long-lived assets in the first and fourth quarters of 2011. The impact of facilities relocation costs and other transactions on net (loss) income for the first, second, third and fourth quarters of 2011 was $1,178, $3,149, $14,899 and $9,288, respectively, after income tax benefits of $706, $1,890, $8,940 and $5,661, respectively. The impact of the impairment of long-lived assets on net (loss) income for the first and fourth quarters of 2011 was $4,865 and $2,847, respectively, after income tax benefits of $3,032 and $1,774, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2012. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 30, 2012, the disclosure controls and procedures of the Company were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 30, 2012. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 30, 2012, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 28, 2013 on the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2012 and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 28, 2013

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2013 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements

See Index to Financial Statements (Item 8).

2.	Financial Statement Schedules:

Schedule I - Condensed Balance Sheets (Parent Company Only) - as of December 30, 2012 and January 1, 2012; Condensed Statements of Operations (Parent Company Only) - for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011; Condensed Statements of Comprehensive Income (Parent Company Only) - for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011; Condensed Statements of Cash Flows (Parent Company Only) - for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011.

All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of The Wendy’s Company at One Dave Thomas Boulevard, Dublin, Ohio 43017. Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 001-02207, or File No. 001-08116 for documents filed by Wendy’s International, Inc.

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

2.4
Closing letter dated as of July 1, 2011 by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated by reference to Exhibit 2.2 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

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

4.1
Indenture, dated as of November 13, 2001, between Wendy's International, Inc. and Bank One, National Association, incorporated herein by reference to Exhibit 4(i) of the Wendy's International, Inc. Form 10-K for the year ended December 30, 2001 (SEC file no. 001-08116).

10.1
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.3
Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy's/Arby's Group's Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.7
Form of Non-Incentive Stock Option Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.8
Form of Restricted Share Unit Award Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.9	Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy's/Arby's Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.5 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.11
Form of Long Term Performance Unit Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.6 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.1 to The Wendy's Company and Wendy's Restaurants, LLC Group's Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.13
Form of Restricted Stock Unit Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.15
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.7 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.16
Form of Restricted Stock Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.16 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-K for the year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.17
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.3 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.18
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.4 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.19	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to The Triarc Companies, Inc. 1999 Proxy Statement (SEC file no. 001-02207).**
10.20
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on June 1, 2005 (SEC file no. 001-02207).**

10.21
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on June 6, 2007 (SEC file no. 001-02207).**

10.22
Wendy's International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy's International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.23
Amendments to the Wendy's International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.24
Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy's International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.25
First Amendment to the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy's International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.26
Amendments to the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.27
Form of Stock Option Award Letter for U.S. Grantees under the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.28
Form of Stock Unit Award Agreement under the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.29
Form of letter amending non-qualified stock options granted under the Wendy's International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy's International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.30
Wendy's International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy's International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.31
First Amendment to the Wendy's International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy's International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.32
Amended and Restated Wendy's International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy's/Arby's Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.33
Amended and Restated Wendy's International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy's/Arby's Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.34
Wendy's/Arby's Group, Inc. 2009 Directors' Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy's/Arby's Group's Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.35
Amendment No. 1 to the Wendy's/Arby's Group, Inc. 2009 Directors' Deferred Compensation Plan, effective as of May 27, 2010, incorporated by reference to Exhibit 10.9 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.36
Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.37
Amendment No. 1 and Waiver, dated as of October 22, 2012, to the Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated by reference to Exhibit 10.1 of The Wendy's Company Form 10-Q for the quarter ended September 30, 2012 (SEC file no. 001-02207).

10.38
Security Agreement, dated as of May 15, 2012, among Wendy's International, Inc., the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.39
Assignment of Rights Agreement between Wendy's International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy's International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.40
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.41
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207).

10.42
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).

10.43
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.44
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.45
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.46
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.47
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.48
Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.49
Liquidation Services Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.50
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy's/Arby's Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.51
Acknowledgement letter dated as of March 31, 2011 from Wendy's/Arby's Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.3 of the Wendy's/Arby's Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.52
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).

10.53
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.54
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.55
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.56
First Amendment to Agreement of Sublease between Wendy's/Arby's Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.10 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.57
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.58
Aircraft Lease Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.59
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.11 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.60
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy's/Arby's Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.2 to The Wendy's Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.61
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy's Company and TASCO, LLC, incorporated by reference to Exhibit 10.6 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.62
Amended and Restated Aircraft Lease Agreement between The Wendy's Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

EXHIBIT NO.	DESCRIPTION
10.63
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy's/Arby's Group's Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.64
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.65
Agreement dated November 5, 2008 by and between Wendy's/Arby's Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.1 to Wendy's/Arby's Group's Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207).

10.66
Amendment No. 1 to Agreement, dated as of April 1, 2009, among Wendy's/Arby's Group, Inc., Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.2 to Wendy's/Arby's Group's Current Report on Form 8-K filed on April 2, 2009 (SEC file no. 001-02207).

10.67
Agreement dated December 1, 2011 by and between The Wendy's Company and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners GP, L.P., Trian Fund Management, L.P., the general partner of which is Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, who, together with Nelson Peltz and Peter W. May, are the controlling members of Trian GP, Trian Partners Strategic Investment Fund, L.P. and Trian Partners Strategic Investment Fund-A, L.P., incorporated herein by reference to Exhibit 10.1 to The Wendy's Company Current Report on Form 8-K filed on December 2, 2011 (SEC file no. 001-02207).

10.68
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc's Current Report on Form 8-K filed on July 25, 2008 (SEC file no. 001-02207).**

10.69
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of March 22, 2011, between Nils H. Okeson and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 10.5 of the Wendy's/Arby's Group and Wendy's/Arby's Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.73
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy's/Arby's Group and Wendy's/Arby's Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.74
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.75
Letter from Roland C. Smith to The Wendy's Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.76
Letter Agreement dated as of December 18, 2008 by and between Wendy's/Arby's Group, Inc. and John D. Barker, incorporated by reference to Exhibit 10.75 of The Wendy's Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.77
Letter Agreement dated as of January 28, 2009 by and between Wendy's/Arby's Group, Inc. and Darrell van Ligten, incorporated by reference to Exhibit 10.76 of The Wendy's Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.78
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy's Company and Darrell van Ligten, incorporated by reference to Exhibit 10.2 of The Wendy's Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.79
Employment Agreement effective September 12, 2011 by and between The Wendy's Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.80
Special Executive Deferred Compensation Plan by and between The Wendy's Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy's Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.81
Letter Agreement dated as of January 17, 2012 by and between The Wendy's Company and R. Scott Toop, incorporated by reference to Exhibit 10.79 of The Wendy's Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.82
Letter Agreement dated as of March 16, 2012 by and between The Wendy's Company and Craig S. Bahner, incorporated by reference to Exhibit 10.1 of The Wendy's Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.83
Letter Agreement dated as of April 23, 2012 by and between The Wendy's Company and Scott Weisberg, incorporated by reference to Exhibit 10.5 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.84
Form of Indemnification Agreement, between Wendy's/Arby's Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy's/Arby's Group's Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.85
Form of Indemnification Agreement of The Wendy's Company, incorporated herein by reference to Exhibit 10.5 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.86
Form of Indemnification Agreement between Arby's Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc's Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.87
Form of Indemnification Agreement for officers and employees of Wendy's International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy's International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.88
Form of First Amendment to Indemnification Agreement between Wendy's International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy's International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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

THE WENDY’S COMPANY (Registrant)
Date: February 28, 2013	By: /s/ EMIL J. BROLICK
Emil J. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

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
(Jack G. Wasserman)

SCHEDULE I

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In Thousands)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$102,652	$128,441
Amounts due from subsidiaries	71,688	86,965
Other current assets	26,328	9,876
Total current assets	200,668	225,282
Investments in consolidated subsidiaries	1,839,344	1,814,310
Properties	6,102	4
Deferred income tax benefit and other	42,692	64,088
Total assets	$2,088,806	$2,103,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to subsidiaries	$92,384	$88,531
Current portion of long-term debt (a)	—	1,460
Deferred income taxes and other current liabilities	2,067	2,456
Total current liabilities	94,451	92,447
Long-term debt (a)	—	9,843
Other liabilities	8,500	5,325
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,782,765	2,779,871
Accumulated deficit	(467,007)	(434,999)
Common stock held in treasury, at cost	(382,926)	(395,947)
Accumulated other comprehensive income	5,981	102
Total stockholders’ equity	1,985,855	1,996,069
Total liabilities and stockholders’ equity	$2,088,806	$2,103,684
_____________________

(a)	Consisted of a 6.54% term loan on our company-owned aircraft in the amount of $11,303 at January 1, 2012.

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Income:
Equity in income from continuing operations of subsidiaries	$29,708	$21,115	$20,261
Investment income	—	—	4,913
	29,708	21,115	25,174
Costs and expenses:
General and administrative	10,911	10,476	8,087
Depreciation and amortization	1,975	627	1,863
Impairment of long-lived assets	1,628	—	—
Facilities relocation costs and other transactions	5,327	1,234	—
Other expense (income), net	953	960	(517)
	20,794	13,297	9,433
Income from continuing operations before income taxes	8,914	7,818	15,741
(Provision for) benefit from income taxes	(3,340)	10,094	2,370
Income from continuing operations	5,574	17,912	18,111
Equity in income (loss) from discontinued operations of subsidiaries	1,509	(8,037)	(22,436)
Net income (loss)	$7,083	$9,875	$(4,325)

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011

Net income (loss)	$7,083	$9,875	$(4,325)
Other comprehensive income (loss), net:
Foreign currency translation adjustment	6,096	(6,869)	12,666
Change in unrecognized pension loss, net of income tax benefit (provision) of $127, $(21), and $(54), respectively	(217)	(46)	95
Change in unrealized gain on available-for-sale securities, net of income tax benefit of $41	—	—	(59)
Other comprehensive income (loss), net	5,879	(6,915)	12,702
Comprehensive income	$12,962	$2,960	$8,377

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net income (loss)	$7,083	$9,875	$(4,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss from operations of subsidiaries	(31,217)	(13,078)	2,175
Other operating transactions with Wendy’s Restaurants, LLC	28,733	6,031	8,032
Depreciation and amortization	3,078	627	1,863
Impairment of long-lived assets	1,628	—	—
Share-based compensation	944	1,021	914
Tax sharing payments received from subsidiaries	37	13,078	—
Amortization of deferred financing costs	21	—	—
Deferred income tax	(4,118)	(10,094)	(4,027)
Income on collection of notes receivable	—	—	(4,909)
Tax sharing receivable from subsidiaries, net	—	(2,437)	(1,052)
Dividends from subsidiaries	—	—	443,700
Other, net	1,753	(1,547)	8
Changes in operating assets and liabilities:
Other current assets	(472)	491	231
Other current liabilities	8,643	(2,332)	(4,033)
Net cash provided by operating activities	16,113	1,635	438,577
Cash flows from investing activities:
Net repayments from subsidiaries	—	377	987
Proceeds from repayment of DFR notes	—	—	30,752
Other, net	686	—	205
Net cash provided by investing activities	686	377	31,944
Cash flows from financing activities:
Repayments of long-term debt	(11,303)	(1,368)	(8,330)
Repurchases of common stock	—	(157,556)	(173,537)
Dividends	(39,043)	(32,366)	(27,621)
Proceeds from stock option exercises	7,806	6,359	1,444
Other, net	(48)	(2,262)	(828)
Net cash used in financing activities	(42,588)	(187,193)	(208,872)
Net (decrease) increase in cash and cash equivalents	(25,789)	(185,181)	261,649
Cash and cash equivalents at beginning of year	128,441	313,622	51,973
Cash and cash equivalents at end of year	$102,652	$128,441	$313,622

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

2.4
Closing letter dated as of July 1, 2011 by and among Wendy's/Arby's Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated by reference to Exhibit 2.2 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

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

4.1
Indenture, dated as of November 13, 2001, between Wendy's International, Inc. and Bank One, National Association, incorporated herein by reference to Exhibit 4(i) of the Wendy's International, Inc. Form 10-K for the year ended December 30, 2001 (SEC file no. 001-08116).

10.1
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.3
Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy's/Arby's Group's Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.7
Form of Non-Incentive Stock Option Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.8
Form of Restricted Share Unit Award Agreement under the Wendy's/Arby's Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.9	Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy's/Arby's Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.5 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.11
Form of Long Term Performance Unit Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.6 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.1 to The Wendy's Company and Wendy's Restaurants, LLC Group's Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.13
Form of Restricted Stock Unit Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy's/Arby's Group, Inc. and Wendy's/Arby's Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.15
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.7 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.16
Form of Restricted Stock Award Agreement under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.16 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-K for the year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.17
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.3 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.18
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy's/Arby's Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Exhibit 10.4 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.19	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to The Triarc Companies, Inc. 1999 Proxy Statement (SEC file no. 001-02207).**
10.20
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on June 1, 2005 (SEC file no. 001-02207).**

10.21
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on June 6, 2007 (SEC file no. 001-02207).**

10.22
Wendy's International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy's International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.23
Amendments to the Wendy's International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.24
Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy's International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.25
First Amendment to the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy's International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.26
Amendments to the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy's/Arby's Group's Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.27
Form of Stock Option Award Letter for U.S. Grantees under the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.28
Form of Stock Unit Award Agreement under the Wendy's International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.29
Form of letter amending non-qualified stock options granted under the Wendy's International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy's International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy's/Arby's Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.30
Wendy's International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy's International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.31
First Amendment to the Wendy's International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy's International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.32
Amended and Restated Wendy's International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy's/Arby's Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.33
Amended and Restated Wendy's International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy's/Arby's Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.34
Wendy's/Arby's Group, Inc. 2009 Directors' Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy's/Arby's Group's Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.35
Amendment No. 1 to the Wendy's/Arby's Group, Inc. 2009 Directors' Deferred Compensation Plan, effective as of May 27, 2010, incorporated by reference to Exhibit 10.9 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.36
Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.37
Amendment No. 1 and Waiver, dated as of October 22, 2012, to the Credit Agreement, dated as of May 15, 2012, among Wendy's International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank , and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated by reference to Exhibit 10.1 of The Wendy's Company Form 10-Q for the quarter ended September 30, 2012 (SEC file no. 001-02207).

10.38
Security Agreement, dated as of May 15, 2012, among Wendy's International, Inc., the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of The Wendy's Company Current Report on Form 8-K filed on May 15, 2012 (SEC file no. 001-02207).

10.39
Assignment of Rights Agreement between Wendy's International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy's International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.40
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.41
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207).

10.42
Amended and Restated Investment Management Agreement, dated as of April 30, 2007, between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).

10.43
Withdrawal Agreement dated June 10, 2009 between TCMG-MA, LLC and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.3 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.44
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.45
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.46
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.47
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.48
Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.49
Liquidation Services Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.50
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy's/Arby's Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.51
Acknowledgement letter dated as of March 31, 2011 from Wendy's/Arby's Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy's/Arby's Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.3 of the Wendy's/Arby's Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.52
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).

10.53
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.54
Bill of Sale dated July 31, 2007, by Triarc Companies, Inc. to Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.55
Agreement of Sublease between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.56
First Amendment to Agreement of Sublease between Wendy's/Arby's Group, Inc. (f/k/a Triarc Companies, Inc.) and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.10 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.57
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.58
Aircraft Lease Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.4 to Wendy's/Arby's Group's Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.59
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy's/Arby's Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.11 to Wendy's/Arby's Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.60
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy's/Arby's Group, Inc. and TASCO, LLC., incorporated herein by reference to Exhibit 10.2 to The Wendy's Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.61
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy's Company and TASCO, LLC, incorporated by reference to Exhibit 10.6 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.62
Amended and Restated Aircraft Lease Agreement between The Wendy's Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.63
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy's/Arby's Group's Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.64
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.65
Agreement dated November 5, 2008 by and between Wendy's/Arby's Group, Inc. and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.1 to Wendy's/Arby's Group's Current Report on Form 8-K filed on November 12, 2008 (SEC file no. 001-02207).

10.66
Amendment No. 1 to Agreement, dated as of April 1, 2009, among Wendy's/Arby's Group, Inc., Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners Parallel Fund II, L.P., Trian Fund Management, L.P., Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.2 to Wendy's/Arby's Group's Current Report on Form 8-K filed on April 2, 2009 (SEC file no. 001-02207).

10.67
Agreement dated December 1, 2011 by and between The Wendy's Company and Trian Partners, L.P., Trian Partners Master Fund, L.P., Trian Partners Parallel Fund I, L.P., Trian Partners GP, L.P., Trian Fund Management, L.P., the general partner of which is Trian Fund Management GP, LLC, Nelson Peltz, Peter W. May and Edward P. Garden, who, together with Nelson Peltz and Peter W. May, are the controlling members of Trian GP, Trian Partners Strategic Investment Fund, L.P. and Trian Partners Strategic Investment Fund-A, L.P., incorporated herein by reference to Exhibit 10.1 to The Wendy's Company Current Report on Form 8-K filed on December 2, 2011 (SEC file no. 001-02207).

10.68
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc's Current Report on Form 8-K filed on July 25, 2008 (SEC file no. 001-02207).**

10.69
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of March 22, 2011, between Nils H. Okeson and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 10.5 of the Wendy's/Arby's Group and Wendy's/Arby's Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.73
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy's/Arby's Group and Wendy's/Arby's Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.74
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy's/Arby's Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy's/Arby's Group's Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.75
Letter from Roland C. Smith to The Wendy's Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.76
Letter Agreement dated as of December 18, 2008 by and between Wendy's/Arby's Group, Inc. and John D. Barker, incorporated by reference to Exhibit 10.75 of The Wendy's Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.77
Letter Agreement dated as of January 28, 2009 by and between Wendy's/Arby's Group, Inc. and Darrell van Ligten, incorporated by reference to Exhibit 10.76 of The Wendy's Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.78
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy's Company and Darrell van Ligten, incorporated by reference to Exhibit 10.2 of The Wendy's Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.79
Employment Agreement effective September 12, 2011 by and between The Wendy's Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy's Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.80
Special Executive Deferred Compensation Plan by and between The Wendy's Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy's Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.81
Letter Agreement dated as of January 17, 2012 by and between The Wendy's Company and R. Scott Toop, incorporated by reference to Exhibit 10.79 of The Wendy's Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.82
Letter Agreement dated as of March 16, 2012 by and between The Wendy's Company and Craig S. Bahner, incorporated by reference to Exhibit 10.1 of The Wendy's Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.83
Letter Agreement dated as of April 23, 2012 by and between The Wendy's Company and Scott Weisberg, incorporated by reference to Exhibit 10.5 of The Wendy's Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.84
Form of Indemnification Agreement, between Wendy's/Arby's Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy's/Arby's Group's Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.85
Form of Indemnification Agreement of The Wendy's Company, incorporated herein by reference to Exhibit 10.5 of The Wendy's Company and Wendy's Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.86
Form of Indemnification Agreement between Arby's Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc's Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.87
Form of Indemnification Agreement for officers and employees of Wendy's International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy's International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.88
Form of First Amendment to Indemnification Agreement between Wendy's International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy's International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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