Form 10-Q
period 2013-03-31
Wendy's Co
filed 2013-05-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Yes [ ] No [x]

There were 393,367,322 shares of The Wendy’s Company common stock outstanding as of May 2, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2013	December 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$428,684	$453,361
Accounts and notes receivable	61,761	61,164
Inventories	12,424	13,805
Prepaid expenses and other current assets	38,020	24,231
Deferred income tax benefit	84,659	91,489
Advertising funds restricted assets	70,118	65,777
Total current assets	695,666	709,827
Properties	1,233,283	1,250,338
Goodwill	875,179	876,201
Other intangible assets	1,293,862	1,301,537
Investments	110,901	113,283
Deferred costs and other assets	48,087	52,013
Total assets	$4,256,978	$4,303,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,803	$12,911
Accounts payable	55,406	70,826
Accrued expenses and other current liabilities	132,298	137,348
Advertising funds restricted liabilities	70,118	65,777
Total current liabilities	271,625	286,862
Long-term debt	1,441,742	1,444,651
Deferred income taxes	435,632	438,217
Other liabilities	136,500	147,614
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,783,154	2,782,765
Accumulated deficit	(480,592)	(467,007)
Common stock held in treasury, at cost; 77,236 and 78,051 shares	(378,975)	(382,926)
Accumulated other comprehensive income	850	5,981
Total stockholders’ equity	1,971,479	1,985,855
Total liabilities and stockholders’ equity	$4,256,978	$4,303,199

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Revenues:
Sales	$530,673	$519,929
Franchise revenues	73,009	73,258
	603,682	593,187
Costs and expenses:
Cost of sales	460,828	455,467
General and administrative	65,310	72,304
Depreciation and amortization	51,797	32,311
Impairment of long-lived assets	—	4,511
Facilities relocation costs and other transactions	3,038	6,143
Other operating expense, net	245	1,535
	581,218	572,271
Operating profit	22,464	20,916
Interest expense	(20,964)	(28,235)
Other expense, net and investment income, net	(2,271)	28,931
(Loss) income before income taxes and noncontrolling interests	(771)	21,612
Benefit from (provision for) income taxes	2,904	(6,878)
Net income	2,133	14,734
Net income attributable to noncontrolling interests	—	(2,384)
Net income attributable to The Wendy’s Company	$2,133	$12,350

Basic and diluted net income per share attributable to The Wendy’s Company	$.01	$.03

Dividends per share	$.04	$.02

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)

Net income	$2,133	$14,734
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(5,069)	4,742
Change in unrecognized pension loss, net of income tax provision of $37 and $127	(62)	(217)
Other comprehensive (loss) income, net	(5,131)	4,525
Comprehensive (loss) income	(2,998)	19,259
Comprehensive income attributable to noncontrolling interests	—	(2,384)
Comprehensive (loss) income attributable to The Wendy’s Company	$(2,998)	$16,875

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Cash flows from operating activities:
Net income	$2,133	$14,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,382	32,952
Distributions received from TimWen joint venture	2,701	3,253
Share-based compensation	3,010	2,597
Impairment of long-lived assets	—	4,511
Net recognition of deferred vendor incentives	(4,797)	(58)
Accretion of long-term debt	1,929	2,010
Amortization of deferred financing costs	762	1,361
Non-cash rent expense	2,156	1,639
Equity in earnings in joint ventures, net	(1,191)	(2,134)
Deferred income tax	2,593	5,773
Gain on sale of investment, net	—	(27,407)
Other, net	(7,784)	1,404
Changes in operating assets and liabilities:
Accounts and notes receivable	1,858	(74)
Inventories	1,285	920
Prepaid expenses and other current assets	148	(2,658)
Accounts payable	(2,409)	(12,313)
Accrued expenses and other current liabilities	(22,172)	(41,654)
Net cash provided by (used in) operating activities	32,604	(15,144)
Cash flows from investing activities:
Capital expenditures	(39,977)	(46,998)
Acquisitions	—	(2,594)
Franchise loans, net	127	(1,096)
Dispositions	2,104	756
Proceeds from sales of investments	151	25,367
Other, net	—	(1,472)
Net cash used in investing activities	(37,595)	(26,037)
Cash flows from financing activities:
Repayments of long-term debt	(6,506)	(6,354)
Dividends	(15,703)	(7,795)
Distribution to noncontrolling interests	—	(3,667)
Proceeds from stock option exercises	3,564	1,156
Other, net	—	52
Net cash used in financing activities	(18,645)	(16,608)
Net cash used in operations before effect of exchange rate changes on cash	(23,636)	(57,789)
Effect of exchange rate changes on cash	(1,041)	968
Net decrease in cash and cash equivalents	(24,677)	(56,821)
Cash and cash equivalents at beginning of period	453,361	475,231
Cash and cash equivalents at end of period	$428,684	$418,410

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,914	$36,287
Income taxes (refunds), net	$(306)	$6,323

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$12,897	$7,977
Capitalized lease obligations	$1,035	$190

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of March 31, 2013 and the results of our operations and cash flows for the three months ended March 31, 2013 and April 1, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full 2013 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”).

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

Certain reclassifications have been made to prior year presentation to conform to the current year presentation.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $14,508 of accelerated depreciation and amortization during the first quarter of 2013 on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

(2) Acquisitions and Dispositions

On June 11, 2012, Wendy’s acquired 30 franchised restaurants in the Austin, Texas area from Pisces Foods, L.P. and Near Holdings, L.P. The allocation of the total purchase price of $18,915, including closing adjustments, to the fair value of assets acquired and liabilities assumed was finalized during the three months ended March 31, 2013 and unchanged from our Form 10-K disclosure.

During the three months ended April 1, 2012, Wendy’s acquired two franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

During the three months ended March 31, 2013, Wendy’s received cash proceeds of $2,104 from the sale of surplus properties and other equipment. These sales resulted in a net gain of $564 which is included as a reduction to “Depreciation and amortization.”

During the three months ended March 31, 2013, Wendy’s acquired one franchised restaurant; such transaction was not significant. Wendy’s sold one company-owned restaurant to a franchisee during the three months ended April 1, 2012; such transaction was not significant.

(3) Investments

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our investment in TimWen included in our unaudited condensed consolidated financial statements:

	Three Months Ended
	March 31, 2013	April 1, 2012
Balance at beginning of period	$89,370	$91,742

Equity in earnings for the period	3,124	2,991
Amortization of purchase price adjustments (a)	(777)	(780)
	2,347	2,211
Distributions received	(2,701)	(3,253)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	(1,877)	2,135
Balance at end of period (b)	$87,139	$92,835
_____________________

(a)	Based upon an average original aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of certain unaudited interim income statement information of TimWen:

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues	$9,024	$9,129
Income before income taxes and net income	6,247	5,982

Investment in Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s has a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”). Wendy’s investment in the Japan JV is accounted for using the equity method of accounting and our equity in losses is included in “Other operating expense, net.”

Wendy’s has provided certain guarantees and the joint venture partners have agreed on a plan to finance anticipated future cash requirements of the Japan JV as further described below. Presented below is an unaudited summary of activity related to our investment in the Japan JV included in “Other liabilities” in our unaudited condensed consolidated financial statements:

	Three Months Ended
	March 31, 2013	April 1, 2012
Balance at beginning of period	$(1,750)	$77
Equity in losses for the period	(1,156)	(367)
Balance at end of period	$(2,906)	$(290)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is a summary of certain unaudited interim income statement information of the Japan JV:

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues	$759	$607
Loss before income taxes and net loss	(592)	(708)

In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which the Higa Partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify the Higa Partners for our 49% share of their guarantee of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of March 31, 2013, our portion of these contingent obligations totaled approximately $3,100 based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In January 2013, the joint venture partners agreed on a plan to finance anticipated future cash requirements of the Japan JV. Wendy’s and the Higa Partners agreed to fund approximately $3,000 and $657, respectively, of future cash requirements of the Japan JV, of which $1,000 and $219, respectively, were paid in April 2013. As determined by the amount of capital contributions by each of the partners, Wendy’s will become the majority owner of the Japan JV. As a result, the Japan JV will be consolidated with and included in Wendy’s consolidated financial statements beginning in the second quarter of 2013.

Our obligations, including the remaining funding of anticipated future cash requirements of the Japan JV of approximately $2,000, could total up to approximately $6,700 if the Higa Partners are unable to perform their reimbursement and indemnity obligations to us.

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC, a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. for which we received proceeds of $27,287, net of the amount held in escrow and recorded a gain on sale of this investment of $27,407, which included a loss of $2,913 on the settlement of a related derivative transaction. The gain was included in “Other expense, net and investment income, net” in our condensed consolidated statement of operations for the three months ended April 1, 2012. The amount held in escrow as of March 31, 2013 was $3,386, which was adjusted for foreign currency translation and was included in “Deferred costs and other assets.”

We have reflected net income attributable to noncontrolling interests of $2,384, net of an income tax benefit of $1,283, for the three months ended April 1, 2012 in connection with the equity and profit interests discussed below. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

(4) Fair Value Measurements

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 30, 2012:

	March 31, 2013		December 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$242,545	$242,545	$264,925	$264,925	Level 1
Non-current cost method investments (a)	23,762	51,061	23,913	50,761	Level 3
Interest rate swaps (b)	6,791	6,791	8,169	8,169	Level 2

Financial liabilities
Term Loan, due in 2019 (c)	1,109,611	1,127,770	1,114,826	1,130,434	Level 2
6.20% senior notes, due in 2014 (c)	225,788	235,800	225,940	240,750	Level 2
7% debentures, due in 2025 (c)	83,788	101,000	83,496	99,900	Level 2
Capital lease obligations (d)	36,005	36,068	32,594	33,299	Level 3
Guarantees of franchisee loan obligations (e)	933	933	940	940	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s Restaurant Group, Inc. (“Arby’s”) is based on a review of its current unaudited financial information. The fair values of our remaining investments were based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term maturities of those items. The carrying amounts of accounts and notes receivable (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts.

Derivative Instruments

Our derivative instruments for the periods presented included interest rate swaps on our 6.20% senior notes with notional amounts totaling $225,000 that were all designated as fair value hedges. The fair value of our interest rate swaps of $6,791 and $8,169 at March 31, 2013 and December 30, 2012, respectively, was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of our 6.20% senior notes. Interest income on the interest rate swaps was $1,435 and $1,326 for the three months ended March 31, 2013 and April 1, 2012, respectively. No ineffectiveness has been recorded to net income related to our fair value hedges for the three months ended March 31, 2013 and April 1, 2012. Our interest rate swaps (and cash and cash equivalents as described above) are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

(5) Impairment of Long-Lived Assets

Our company-owned restaurant impairment losses of $2,883 for the three months ended April 1, 2012 predominantly reflect impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

During the three months ended April 1, 2012, we reclassified a company-owned aircraft as held and used from its previous held for sale classification. For the three months ended April 1, 2012, the Company recorded an impairment charge of $1,628 on the company-owned aircraft, which was included in “Impairment of long-lived assets.” As of March 31, 2013, the carrying value of the aircraft, which reflects current market conditions, approximated its fair value and is included in “Properties.”

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

Three Months Ended
April 1, 2012
Properties and intangible assets	$2,883
Aircraft	1,628
$4,511

(6) Facilities Relocation Costs and Other Transactions

	Three Months Ended
	March 31, 2013	April 1, 2012
Facilities relocation and other transition costs	$2,170	$5,531
Breakfast discontinuation	668	—
Arby’s transaction related costs	200	612
	$3,038	$6,143

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio. The relocation was substantially completed during 2012. The Company expects to record costs aggregating approximately $4,800 in 2013 primarily related to severance and relocation.

	Three Months Ended		Total Incurred Since Inception	Total Expected to be Incurred
	March 31, 2013	April 1, 2012
Severance, retention and other payroll costs	$942	$2,999	$16,239	$17,526
Relocation costs	817	576	6,039	7,270
Atlanta facility closure costs	218	44	4,759	4,759
Consulting and professional fees	107	885	5,035	5,035
Other	86	386	2,226	2,292
	2,170	4,890	34,298	36,882
Accelerated depreciation expense	—	641	2,118	2,118
Share-based compensation	—	—	271	271
Total	$2,170	$5,531	$36,687	$39,271

The table below presents a rollforward of our accruals for facility relocation costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance December 30, 2012	Charges	Payments	Balance March 31, 2013
Severance, retention and other payroll costs	$4,121	$942	$(2,131)	$2,932
Relocation costs	500	817	(1,199)	118
Atlanta facility closure costs	4,170	218	(638)	3,750
Consulting and professional fees	80	107	(187)	—
Other	9	86	(95)	—
	$8,880	$2,170	$(4,250)	$6,800

Breakfast Discontinuation

In January 2013, Wendy’s announced that it was discontinuing the breakfast daypart at certain restaurants. During the three months ended March 31, 2013, we reflected $668 of costs for such discontinuance, primarily representing the remaining carrying value of breakfast related equipment no longer being used.

(7) Income Taxes

The Company’s effective tax rate benefit for the three months ended March 31, 2013 and effective tax rate for the three months ended April 1, 2012 was 376.7% and 31.8%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the reversal of deferred tax liabilities on temporary differences related to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S., (2) adjustments to our uncertain tax positions, (3) exclusion of the tax benefit of certain foreign ordinary losses not expected to be realized, (4) state income taxes net of federal benefit and (5) foreign rate differential.
During the three months ended March 31, 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and Wendy’s intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company reversed $1,934 of deferred tax liabilities relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the three months ended March 31, 2013 and April 1, 2012.
The Company participates in the Internal Revenue Service Compliance Assurance Process. During the three months ended March 31, 2013, we concluded, without adjustment, the examination of our January 1, 2012 tax return.
(8) Net Income Per Share

Basic net income per share for the three months ended March 31, 2013 and April 1, 2012 was computed by dividing net income attributable to The Wendy’s Company by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Common stock:
Weighted average basic shares outstanding	392,498	389,701
Dilutive effect of stock options and restricted shares	3,196	2,574
Weighted average diluted shares outstanding	395,694	392,275

Diluted income per share for the three months ended March 31, 2013 and April 1, 2012 was computed by dividing net income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. For the three months ended March 31, 2013 and April 1, 2012, we excluded 17,831 and 19,312, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

(9) Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	March 31, 2013	April 1, 2012
Balance, beginning of year	$1,985,855	$1,996,069
Comprehensive (loss) income	(2,998)	16,875
Share-based compensation	3,010	2,597
Exercises of stock options	3,256	654
Dividends	(15,703)	(7,795)
Tax charge from share-based compensation	(1,934)	(1,057)
Other	(7)	(2)
Balance, end of the period	$1,971,479	$2,007,341

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Transactions with Related Parties

Except as described below, the Company did not have any changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with Purchasing Cooperative

Wendy’s received $49 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during both the three months ended March 31, 2013 and April 1, 2012, which has been recorded as a reduction of “General and administrative.”

Transactions with the Management Company

The Wendy’s Company, through a wholly-owned subsidiary, is party to an aircraft management and lease agreement, which is expected to expire in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement during 2012 reduced the aggregate costs that the Company would have otherwise incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2013 and 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $499 and $258 during the first quarter of 2013 and 2012, respectively.

(11) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of March 31, 2013, the Company had reserves for all of its legal and environmental matters aggregating $5,799. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company had previously described in the Form 10-K a dispute between Wendy’s and Tim Hortons Inc. related to a tax sharing agreement entered into in 2006. The dispute was resolved by mutual agreement of the parties on April 25, 2013 and was recorded in the first quarter 2013 Financial Statements contained herein. The terms of the agreement were not material to the Company.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Multiemployer Pension Plan
As further described in the Form 10-K, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, are covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by a collective bargaining agreement (the “CBA”) which expired on March 31, 2013. The completion of the current negotiations for a new CBA will determine our future pension costs.
There have been no changes to the critical status of the Union Pension Fund as further described in the Form 10-K.

(13) New Accounting Standards Adopted

In February 2013, the Financial Accounting Standards Board issued an amendment adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The amendment requires presentation of changes in AOCI balances by component and significant items reclassified out of AOCI by component either (1) on the face of the statement of operations or (2) as a separate disclosure in the notes to the financial statements. The Company adopted this amendment during the first quarter of 2013; however, no amounts have been reclassified out of AOCI during the periods presented in our Financial Statements.

(14) Subsequent Event

Debt Refinancing

On April 16, 2013, Wendy’s entered into an amendment (the “Amendment”) to refinance its Credit Agreement dated as of May 15, 2012 (the “Credit Agreement”). The Amendment provides that, subject to the satisfaction of certain closing conditions, the Credit Agreement, and certain other loan documents, will be amended and restated in the form attached to the Amendment (the “Restated Credit Agreement”). The closing is expected to occur on or after May 16, 2013. The Restated Credit Agreement is comprised of (1) a $350,000 senior secured term loan facility (“Term Loan A”) which will mature on May 15, 2018 and bear interest at LIBOR plus 2.25%, (2) a $769,375 senior secured term loan facility (“Term Loan B”) which will mature on May 15, 2019 and bear interest at LIBOR plus 2.50% with a floor of 0.75% and (3) a $200,000 senior secured revolving credit facility which will mature on May 15, 2018. The Restated Credit Agreement does not contain any material changes to existing covenants or other terms of the Credit Agreement, except as described herein. Wendy’s anticipates that it will incur approximately $5,500 in fees related to the refinancing.

In connection with the refinancing of its existing Credit Agreement, Wendy’s anticipates it will record debt extinguishment costs of up to approximately $21,100 in the second quarter of 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”). There have been no material changes as of March 31, 2013 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

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

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

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

Executive Overview

Our Business

As of March 31, 2013, the Wendy’s restaurant system was comprised of 6,544 restaurants, of which 1,427 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as continued increases in commodity costs through the first quarter of 2013.

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

Wendy’s revenues for the first quarter of 2013 include: (1) $515.7 million of sales at company-owned restaurants, (2) $15.0 million from our company-owned bakery, (3) $66.9 million of royalty revenue from franchisees and (4) $6.1 million of other franchise-related revenue and other revenues. Substantially all of our royalty agreements provide for royalties of 4.0% of franchisees’ sales.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales
We report same-store sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months. This methodology is consistent with the metric used by our management for internal reporting and analysis. Same-store sales exclude the impact of currency translation.

•	Restaurant Margin
We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Sales and cost of sales exclude amounts related to our company-owned bakery.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

Guarantees and Other Commitments

Japan Joint Venture Guarantee

A wholly-owned subsidiary of Wendy’s has a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”). In 2012, Wendy’s (1) provided a guarantee to certain lenders to the Japan JV for which the Higa Partners have agreed, should it become necessary, to reimburse and otherwise indemnify us for their 51% share of the guarantee and (2) agreed to reimburse and otherwise indemnify the Higa Partners for our 49% share of their guarantee of a line of credit granted by a different lender to the Japan JV to fund working capital requirements. As of March 31, 2013, our portion of these contingent obligations totaled approximately $3.1 million based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In January 2013, the joint venture partners agreed on a plan to finance anticipated future cash requirements of the Japan JV. Wendy’s and the Higa Partners agreed to fund approximately $3.0 million and $0.7 million, respectively, of future cash requirements of the Japan JV, of which $1.0 million and $0.2 million, respectively, were paid in April 2013. As determined by the amount of capital contributions by each of the partners, Wendy’s will become the majority owner of the Japan JV. As a result, the Japan JV will be consolidated with and included in Wendy’s consolidated financial statements beginning in the second quarter of 2013.

Our obligations, including the remaining funding of anticipated future cash requirements of the Japan JV of approximately $2.0 million, could total up to approximately $6.7 million if the Higa Partners are unable to perform their reimbursement and indemnity obligations to us.

Related Party Transactions

Transactions with the Management Company

The Wendy’s Company, through a wholly-owned subsidiary, is party to an aircraft management and lease agreement, which is expected to expire in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement during 2012 reduced the aggregate costs that the Company would have otherwise incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2013 and 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.5 million and $0.3 million during the first quarter of 2013 and 2012, respectively.

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percent changes between fiscal periods are considered not measurable or not meaningful (“n/m”).

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012	$ Change	% Change
Revenues:
Sales	$530.7	$519.9	$10.8	2.1%
Franchise revenues	73.0	73.3	(0.3)	(0.4)
	603.7	593.2	10.5	1.8
Costs and expenses:
Cost of sales	460.8	455.5	5.3	1.2
General and administrative	65.3	72.3	(7.0)	(9.7)
Depreciation and amortization	51.8	32.3	19.5	60.4
Impairment of long-lived assets	—	4.5	(4.5)	n/m
Facilities relocation costs and other transactions	3.0	6.1	(3.1)	(50.8)
Other operating expense, net	0.3	1.6	(1.3)	(81.3)
	581.2	572.3	8.9	1.6
Operating profit	22.5	20.9	1.6	7.7
Interest expense	(21.0)	(28.2)	7.2	(25.5)
Other expense, net and investment income, net	(2.3)	28.9	(31.2)	n/m
(Loss) income before income taxes and noncontrolling interests	(0.8)	21.6	(22.4)	n/m
Benefit from (provision for) income taxes	2.9	(6.9)	9.8	n/m
Net income	2.1	14.7	(12.6)	(85.7)
Net income attributable to noncontrolling interests	—	(2.3)	2.3	n/m
Net income attributable to The Wendy’s Company	$2.1	$12.4	$(10.3)	(83.1)%

	First Quarter		First Quarter
	2013		2012
Sales:
Wendy’s	$515.7		$501.8
Bakery	15.0		18.1
Total sales	$530.7		$519.9

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$169.8	32.9%	$168.7	33.6%
Restaurant labor	158.8	30.8%	154.7	30.8%
Occupancy, advertising and other operating costs	121.1	23.5%	119.4	23.8%
Total cost of sales	449.7	87.2%	442.8	88.2%
Bakery	11.1	n/m	12.7	n/m
Total cost of sales	$460.8	86.8%	$455.5	87.6%

	First Quarter	First Quarter
	2013	2012
Margin $:
Wendy’s	$66.0	$59.0
Bakery	3.9	5.4
Total margin	$69.9	$64.4

Wendy’s restaurant margin %	12.8%	11.8%

	First Quarter	First Quarter
	2013	2012
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	1.0%	0.8%
Franchised restaurants	0.6%	0.7%
Systemwide	0.7%	0.7%

Total same-store sales:
Company-owned restaurants	1.0%	0.8%
Franchised restaurants (a)	0.8%	0.8%
Systemwide (a)	0.8%	0.8%
________________

(a) Includes international franchised restaurants same-store sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2012	1,427	5,133	6,560
Opened	3	13	16
Closed	(4)	(28)	(32)
Net purchased from (sold by) franchisees	1	(1)	—
Restaurant count at March 31, 2013	1,427	5,117	6,544

Sales	Change
Wendy’s	$13.9
Bakery	(3.1)
$10.8

The increase in sales in the first quarter of 2013 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer transactions. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items implemented in 2012 subsequent to the first quarter, as well as changes in the composition of our sales. In addition, sales were negatively impacted by the New Year and Easter holiday shifts, as well as adverse weather conditions. Wendy’s company-owned restaurants opened or acquired subsequent to the first quarter of 2012 resulted in incremental sales of $28.5 million in the first quarter of 2013, which were partially offset by a reduction in sales of $15.8 million from locations closed or sold after the first quarter of 2012. Sales were also negatively impacted by $0.3 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$(0.3)

The decrease in franchise revenues in the first quarter of 2013 was primarily due to a decrease in the number of franchise restaurants compared to the first quarter of 2012. The decrease in the number of franchise restaurants was partially the result of Wendy’s net purchase of 26 franchised restaurants since the first quarter of 2012. This decrease was partially offset by a 0.6% increase in franchise restaurant same-store sales, which was primarily impacted by the same factors described above for company-owned restaurants.

Wendy’s Cost of Sales	Change
Food and paper	(0.7)%
Restaurant labor	—%
Occupancy, advertising and other operating costs	(0.3)%
(1.0)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2013, was primarily due to a benefit from strategic price increases on our menu items implemented in 2012 subsequent to the first quarter, changes in the composition of our sales, a decrease in breakfast advertising expenses and the favorable impact of new beverage contracts. As a percent of sales, these decreases in costs were partially offset by increased commodity costs as well as increased labor costs.

General and Administrative	Change
Employee compensation and related expenses	$(3.8)
Professional services	(1.5)
Other, net	(1.7)
$(7.0)

The decrease in general and administrative expenses in the first quarter of 2013 was primarily due to a decrease in employee compensation and related expenses principally as a result of changes in staffing and a decrease in professional services mostly resulting from lower legal fees and information technology consulting fees.

Depreciation and Amortization	Change
Restaurants	$17.5
Other	2.0
Total	$19.5

The increase in restaurant depreciation and amortization in the first quarter of 2013 was primarily due to accelerated depreciation of $14.5 million on existing assets that will be replaced in 2013 as part of our Image Activation program, as well as depreciation of $1.7 million on new and reimaged Image Activation restaurants. Other depreciation and amortization increased during the first quarter of 2013 in part due to depreciation on a new building and renovations at our corporate headquarters.

Interest Expense	Change
Senior Notes	$(15.3)
Term loans	8.1
$(7.2)

The decrease in interest expense during the first quarter of 2013 was primarily due to the purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes in May and July 2012, respectively. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding and a lower effective interest rate on the current term loan compared to the prior term loan. On April 16, 2013, Wendy’s entered into an agreement to refinance its existing credit agreement, which is expected to generate approximately $20.0 million in future annual interest savings. See “Refinancing of Credit Agreement” below.

Benefit from (Provision for) Income Taxes	Change
Federal and state benefit on variance in (loss) income before income taxes and noncontrolling interests	$7.9
Reversal of deferred taxes on investment in foreign subsidiaries now considered permanently invested outside of the U.S.	1.9
$9.8

Our income taxes in 2013 and 2012 were impacted by variations in (loss) income before income taxes and noncontrolling interests, adjusted for recurring items, and a reversal of deferred taxes on investments in foreign subsidiaries now considered permanently invested outside of the U.S.

During the first quarter of 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and Wendy’s intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company reversed $1.9 million of deferred tax liabilities relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities increased $47.7 million in the first quarter of 2013 as compared to the first quarter of 2012, primarily due to changes in our net income and non-cash items as well as the following:

•
a $19.5 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to decreases in (1) interest accruals and payments due to the net effect of the May 15, 2012 Credit Agreement and the related purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes in May and July of 2012, respectively and (2) income taxes paid. These favorable changes were partially offset by an increase in incentive compensation paid; and

•
a $9.9 million favorable impact in accounts payable for the comparable periods. This favorable impact was primarily due to (1) an increase in accruals for capital expenditures due to the timing of restaurant construction activity in the first quarter 2013 versus 2012 and (2) changes in accounts payable due to the timing of payments between comparable periods.

Additionally, during the first quarter of 2013, the Company had the following significant uses and sources of cash other than from operating activities:

•
Cash capital expenditures totaling $40.0 million, which included $20.1 million for Image Activation restaurants, $1.1 million for other restaurants, $4.0 million for the construction of a new building and renovations at our corporate headquarters and $14.8 million for various capital projects;

•	Repayments of $6.5 million of long-term debt, primarily related to our term loan; and

•	Dividend payment of $15.7 million.
The net cash used in our business before the effect of exchange rate changes on cash was approximately $23.6 million.

Sources and Uses of Cash for the Remainder of 2013

Our anticipated sources of cash and cash requirements for the remainder of 2013, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $205.0 million, which would result in total cash capital expenditures for the year of approximately $245.0 million;

•	Quarterly cash dividends aggregating up to approximately $47.2 million as discussed below in “Dividends;”

•	The costs associated with the anticipated financing activities discussed below in “Refinancing of Credit Agreement;”

•	Potential restaurant acquisitions and dispositions; and

•	Potential stock repurchases of up to $100.0 million.
Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Refinancing of Credit Agreement

On April 16, 2013, Wendy’s entered into an amendment (the “Amendment”) to refinance its Credit Agreement dated as of May 15, 2012 (the “Credit Agreement”). The Amendment provides that, subject to the satisfaction of certain closing conditions, the Credit Agreement, and certain other loan documents, will be amended and restated in the form attached to the Amendment (the “Restated Credit Agreement”). The closing is expected to occur on or after May 16, 2013. The Restated Credit Agreement is comprised of (1) a $350.0 million senior secured term loan facility (“Term Loan A”) which will mature on May 15, 2018 and bear interest at LIBOR plus 2.25%, (2) a $769.4 million senior secured term loan facility (“Term Loan B”) which will mature on May 15, 2019 and bear interest at LIBOR plus 2.50% with a floor of 0.75% and (3) a $200.0 million senior secured revolving credit facility which will mature on May 15, 2018. The Restated Credit Agreement does not contain any material changes to existing covenants or other terms of the Credit Agreement, except as described herein. Wendy’s anticipates that it will incur approximately $5.5 million in fees related to the refinancing.

In connection with the refinancing of its existing Credit Agreement, Wendy’s anticipates it will record debt extinguishment costs of up to approximately $21.1 million in the second quarter of 2013.

Dividends

On March 15, 2013, The Wendy’s Company paid quarterly cash dividends of $0.04 per share on its common stock, aggregating $15.7 million. On May 2, 2013, The Wendy’s Company declared a dividend of $0.04 per share to be paid on June 17, 2013 to shareholders of record as of June 3, 2013. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2013 at the same rate as declared in our 2013 first quarter, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2013 would be approximately $47.2 million based on the number of shares of its common stock outstanding at May 2, 2013. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Treasury Stock Purchases

Our Board of Directors has authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible.  No repurchases were made during the first quarter of 2013.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat continued to have a significant effect on our results of operations through the first quarter of 2013 and is expected to continue to have an adverse effect on us in the future. The extent of any impact will depend in part on our ability to anticipate and react to changes in commodity costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2013, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the design or operation of procedures related to internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate reserves for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company had previously described in the Form 10-K a dispute between Wendy’s International, Inc., an indirect subsidiary of the Company, and Tim Hortons Inc. related to a tax sharing agreement entered into in 2006. The dispute was resolved by mutual agreement of the parties on April 25, 2013. The terms of the agreement were not material to the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2013:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
December 31, 2012 through February 3, 2013	15,799	$4.81	—	$100,000,000
February 4, 2013 through March 3, 2013	919	$5.03	—	$100,000,000
March 4, 2013 through March 31, 2013	68,199	$5.63	—	$100,000,000
Total	84,917	$5.47	—	$100,000,000

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

2.4
Closing letter dated as of July 1, 2011 by and among Wendy’s/Arby’s Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated herein by reference to Exhibit 2.2 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Asset Purchase Agreement by and among Wendy’s International, Inc., Pisces Foods, L.P., Near Holdings, L.P., David Near and Jason Near dated as of June 5, 2012, incorporated herein by reference to Exhibit 2.1 of The Wendy’s Company Current Report on Form 8-K filed on June 12, 2012 (SEC file no. 001-02207).

3.1
Restated Certificate of Incorporation of The Wendy’s Company, as filed with the Secretary of State of the State of Delaware on May 24, 2012, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

3.2
By-Laws of The Wendy’s Company (as amended and restated through May 24, 2012), incorporated herein by reference to Exhibit 3.2 of The Wendy’s Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 8, 2013	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 8, 2013	By: /s/Steven B. Graham
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

2.4
Closing letter dated as of July 1, 2011 by and among Wendy’s/Arby’s Restaurants, LLC, ARG Holding Corporation, ARG IH Corporation, and Roark Capital Partners II, LP, incorporated herein by reference to Exhibit 2.2 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Current Reports on Form 8-K filed on July 8, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).

2.5
Asset Purchase Agreement by and among Wendy’s International, Inc., Pisces Foods, L.P., Near Holdings, L.P., David Near and Jason Near dated as of June 5, 2012, incorporated herein by reference to Exhibit 2.1 of The Wendy’s Company Current Report on Form 8-K filed on June 12, 2012 (SEC file no. 001-02207).

3.1
Restated Certificate of Incorporation of The Wendy’s Company, as filed with the Secretary of State of the State of Delaware on May 24, 2012, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

3.2
By-Laws of The Wendy’s Company (as amended and restated through May 24, 2012), incorporated herein by reference to Exhibit 3.2 of The Wendy’s Company Current Report on Form 8-K filed on May 25, 2012 (SEC file no. 001-02207).

31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith