Form 10-Q
period 2013-06-30
Wendy's Co
filed 2013-08-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Yes [ ] No [x]

There were 393,307,777 shares of The Wendy’s Company common stock outstanding as of August 2, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	6/30/2013	December 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$489,017	$453,361
Accounts and notes receivable	65,810	61,164
Inventories	11,715	13,805
Prepaid expenses and other current assets	51,468	24,231
Deferred income tax benefit	86,501	91,489
Advertising funds restricted assets	71,284	65,777
Total current assets	775,795	709,827
Properties	1,226,532	1,250,338
Goodwill	872,883	876,201
Other intangible assets	1,300,585	1,301,537
Investments	107,445	113,283
Deferred costs and other assets	33,455	52,013
Total assets	$4,316,695	$4,303,199

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$248,876	$12,911
Accounts payable	86,646	70,826
Accrued expenses and other current liabilities	128,212	137,348
Advertising funds restricted liabilities	71,284	65,777
Total current liabilities	535,018	286,862
Long-term debt	1,222,285	1,444,651
Deferred income taxes	440,364	438,217
Other liabilities	155,226	147,614
Commitments and contingencies

Equity:
The Wendy’s Company stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,785,952	2,782,765
Accumulated deficit	(484,115)	(467,007)
Common stock held in treasury, at cost; 76,655 and 78,051 shares	(376,159)	(382,926)
Accumulated other comprehensive (loss) income	(6,587)	5,981
Total stockholders’ equity	1,966,133	1,985,855
Noncontrolling interests	(2,331)	—
Total equity	1,963,802	1,985,855
Total liabilities and equity	$4,316,695	$4,303,199

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012
	(Unaudited)
Revenues:
Sales	$571,198	$566,116	$1,101,871	$1,086,045
Franchise revenues	79,346	79,752	152,355	153,010
	650,544	645,868	1,254,226	1,239,055
Costs and expenses:
Cost of sales	473,298	483,080	934,126	938,547
General and administrative	74,795	73,345	140,105	145,649
Depreciation and amortization	38,719	35,947	90,516	68,258
Impairment of long-lived assets	—	3,270	—	7,781
Facilities action charges, net	6,377	9,988	9,415	16,131
Other operating expense, net	365	1,847	610	3,382
	593,554	607,477	1,174,772	1,179,748
Operating profit	56,990	38,391	79,454	59,307
Interest expense	(18,964)	(28,002)	(39,928)	(56,237)
Loss on early extinguishment of debt	(21,019)	(25,195)	(21,019)	(25,195)
Investment income and other income (expense), net	48	640	(2,223)	29,571
Income (loss) before income taxes and noncontrolling interests	17,055	(14,166)	16,284	7,446
(Provision for) benefit from income taxes	(5,053)	8,673	(2,149)	1,795
Net income (loss)	12,002	(5,493)	14,135	9,241
Net loss (income) attributable to noncontrolling interests	222	—	222	(2,384)
Net income (loss) attributable to The Wendy’s Company	$12,224	$(5,493)	$14,357	$6,857

Basic and diluted net income (loss) per share attributable to The Wendy’s Company	$.03	$(.01)	$.04	$.02

Dividends per share	$.04	$.02	$.08	$.04

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended		Six Months Ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012
	(Unaudited)

Net income (loss)	$12,002	$(5,493)	$14,135	$9,241
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(6,811)	(3,353)	(11,880)	1,389
Change in unrecognized pension loss, net of income tax benefits of $37 and $127, respectively	—	—	(62)	(217)
Other comprehensive (loss) income, net	(6,811)	(3,353)	(11,942)	1,172
Comprehensive income (loss)	5,191	(8,846)	2,193	10,413
Comprehensive income attributable to noncontrolling interests	(404)	—	(404)	(2,384)
Comprehensive income (loss) attributable to The Wendy’s Company	$4,787	$(8,846)	$1,789	$8,029

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	6/30/2013	7/1/2012
	(Unaudited)
Cash flows from operating activities:
Net income	$14,135	$9,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,470	69,558
Loss on early extinguishment of debt	21,019	25,195
Distributions received from TimWen joint venture	6,026	6,694
Share-based compensation	6,960	5,164
Impairment of long-lived assets	—	7,781
System Optimization Remeasurement	5,938	—
Net receipt of deferred vendor incentives	15,769	12,486
Accretion of long-term debt	3,747	4,148
Amortization of deferred financing costs	1,407	2,718
Non-cash rent expense	4,530	874
Equity in earnings in joint ventures, net	(4,071)	(4,914)
Deferred income tax	5,736	(3,586)
Gain on sale of investment, net	—	(27,407)
Gain on sale of restaurants	(1,276)	—
Other, net	(4,396)	1,747
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,829)	(3,115)
Inventories	1,540	730
Prepaid expenses and other current assets	(2,389)	(6,740)
Accounts payable	776	(7,140)
Accrued expenses and other current liabilities	(21,728)	(24,904)
Net cash provided by operating activities	143,364	68,530
Cash flows from investing activities:
Capital expenditures	(81,770)	(84,079)
Acquisitions	(812)	(21,779)
Dispositions	16,011	907
Franchise loans, net	257	(1,001)
Proceeds from sales of investments	151	24,374
Other, net	—	(564)
Net cash used in investing activities	(66,163)	(82,142)
Cash flows from financing activities:
Proceeds from long-term debt	350,000	619,437
Repayments of long-term debt	(357,419)	(602,823)
Deferred financing costs	(5,811)	(15,602)
Premium payment on redemption of Senior Notes	—	(10,093)
Dividends	(31,440)	(15,597)
Distribution to noncontrolling interests	—	(3,667)
Proceeds from stock option exercises	5,539	1,544
Other, net	219	52
Net cash used in financing activities	(38,912)	(26,749)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	38,289	(40,361)
Effect of exchange rate changes on cash	(2,633)	230
Net increase (decrease) in cash and cash equivalents	35,656	(40,131)
Cash and cash equivalents at beginning of period	453,361	475,231
Cash and cash equivalents at end of period	$489,017	$435,100

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	6/30/2013	7/1/2012
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$39,670	$51,678
Income taxes, net of refunds	$778	$8,271

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$38,859	$6,486
Capitalized lease obligations	$4,628	$14,961

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of June 30, 2013 and the results of our operations for the three and six months ended June 30, 2013 and July 1, 2012 and our cash flows for the six months ended June 30, 2013 and July 1, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full 2013 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to prior year presentation to conform to the current year presentation.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $4,246 and $18,754 of accelerated depreciation and amortization during the three and six months ended June 30, 2013, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

(2) Acquisitions and Dispositions

Consolidation of a Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s owned a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”). In January 2013, Wendy’s and the Higa Partners agreed to fund approximately $3,000 and $657, respectively, of future anticipated cash requirements of the Japan JV, of which $1,000 and $219, respectively, were contributed in April 2013. In conjunction with the additional capital contributions in April 2013, the partners executed an amendment to the original joint venture agreement which includes revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. The ownership and profit distribution percentages, as defined, are 60.9% and 58.5% and 39.1% and 41.5%, respectively for Wendy’s and the Higa Partners and will change as future contributions are made to fund the Japan JV. As a result of the changes in the ownership rights and obligations of the partners, Wendy’s is consolidating the Japan JV beginning in the second quarter of 2013 and we have reflected our $1,000 capital contribution, net of cash acquired of $188, in “Acquisitions” in our condensed consolidated statements of cash flows. Prior to our acquisition of this additional interest, the Japan JV was accounted for as an unconsolidated affiliate under the equity method of accounting.

Under the equity method of accounting, we previously reported our 49% share of the net loss of the Japan JV in “Other operating expense, net.” Beginning in the second quarter of 2013, we have reported the Japan JV’s results of operations in the appropriate line items in our condensed consolidated statements of operations. Net loss attributable to the Higa Partners’ ownership percentage is recorded in “Net loss (income) attributable to noncontrolling interests.” The consolidation of the Japan JV’s existing three restaurants did not have a material impact on our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Acquisitions

During the six months ended June 30, 2013, Wendy’s acquired one franchised restaurant; such transaction was not significant.

On June 11, 2012, Wendy’s acquired 30 franchised restaurants in the Austin, Texas area from Pisces Foods, L.P. and Near Holdings, L.P. The allocation of the total purchase price of $18,915, including closing adjustments, to the fair value of assets acquired and liabilities assumed was finalized during the first quarter of 2013 and unchanged from our Form 10-K disclosure.

In addition, during the six months ended July 1, 2012, Wendy’s acquired two franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

Dispositions

During the six months ended June 30, 2013, Wendy’s received cash proceeds of $13,211 from dispositions, consisting of (1) $8,653 resulting from franchisees exercising options to purchase previously subleased properties and (2) $4,558 primarily from the sale of surplus properties. These sales resulted in a net gain of $3,163 which is included as a reduction to “Depreciation and amortization.” See Note 4 for discussion of restaurant dispositions in connection with our system optimization initiative.

During the six months ended July 1, 2012, Wendy’s received cash proceeds of $907 from dispositions, consisting of (1) $653 from the sale of one company-owned restaurant to a franchisee and (2) $254 from the sale of surplus properties and other equipment. These sales resulted in a net gain of $187 which is included as a reduction to “Depreciation and amortization.”

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

Presented below is an unaudited summary of activity related to our investment in TimWen included in our unaudited condensed consolidated financial statements:

	Six Months Ended
	6/30/2013	7/1/2012
Balance at beginning of period	$89,370	$91,742

Equity in earnings for the period	6,700	6,545
Amortization of purchase price adjustments (a)	(1,540)	(1,554)
	5,160	4,991
Distributions received	(6,026)	(6,694)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	(4,820)	475
Balance at end of period (b)	$83,684	$90,514
_____________________

(a)	Based upon an average original aggregate life of 21 years.

(b)	Included in “Investments.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is a summary of certain unaudited interim income statement information of TimWen:

	Six Months Ended
	6/30/2013	7/1/2012
Revenues	$19,039	$19,283
Income before income taxes and net income	13,400	13,090

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) for which we received proceeds of $27,287, net of the amount held in escrow and recorded a gain on sale of this investment of $27,407, which included a loss of $2,913 on the settlement of a related derivative transaction. The gain was included in “Investment income and other income (expense), net” in our condensed consolidated statement of operations for the six months ended July 1, 2012. The amount held in escrow as of June 30, 2013 was $2,969, which was adjusted for foreign currency translation and was included in “Deferred costs and other assets.”

We have reflected net income attributable to noncontrolling interests of $2,384, net of an income tax benefit of $1,283, for the six months ended July 1, 2012 in connection with the equity and profit interests discussed below. As a result of this sale and the distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

(4) Facilities Action Charges, Net

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
System optimization initiative	$4,799	$—	$4,799	$—
Facilities relocation and other transition costs	1,154	9,426	3,324	14,957
Breakfast discontinuation	361	—	1,029	—
Arby’s transaction related costs	63	562	263	1,174
	$6,377	$9,988	$9,415	$16,131

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by mid-year 2014. The Company’s system optimization initiative also includes the consolidation of regional and divisional territories. As a result of the system optimization initiative, the Company anticipates recognizing the following costs during 2013 and 2014: (1) losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), (2) professional fees and (3) severance and related employee costs. These costs, as well as gains or losses recognized on the sale of restaurants under the system optimization initiative will be recorded to “Facilities action charges, net” in our condensed consolidated statement of operations. The Company estimates severance and related employee costs will total between $7,000 and $10,000. The Company cannot estimate the other components of the system optimization initiative resulting from future sales of restaurants.

The effects of the sale of eight restaurants which occurred prior to the announcement of our system optimization initiative, as well as losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the anticipated sale of restaurants in the third quarter of 2013 have been presented as system

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

optimization and included in “Facilities action charges, net” in our condensed consolidated statement of operations for the three and six months ended June 30, 2013.

The following is a summary of the activity recorded under our system optimization initiative:

Three Months Ended
June 30, 2013
Gain on the sale of restaurants (a)	$(1,276)
System Optimization Remeasurement (b)	5,938
Professional fees	125
Other	12
Total system optimization initiative	$4,799
_______________

(a)
During the three months ended June 30, 2013, Wendy’s sold eight restaurants to franchisees for $2,800. Net assets sold totaled $843 and consisted primarily of cash, inventory and equipment. In addition, goodwill of $681 was written off in connection with the sales.

(b)
Represents the loss on remeasurement of long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease such land and/or buildings and sell certain other restaurant assets to franchisees in connection with our system optimization initiative. See Note 6 for more information on non-recurring fair value measurements.

Restaurant Assets Held for Sale

June 30, 2013
Number of restaurants classified as assets held for sale (a)	54

Restaurant assets held for sale (b)	$10,050
_______________

(a)	Represents the number of restaurants which have assets classified as held for sale and included in “Prepaid expenses and other current assets” as of June 30, 2013.

(b)	Net restaurant assets held for sale primarily consist of cash, inventory and equipment.

In the third quarter of 2013, the Company completed the sale of certain assets used in the operation of 22 Wendy’s restaurants which were classified as held for sale as of June 30, 2013, for cash proceeds of approximately $9,310, subject to customary purchase price adjustments. This sale is expected to result in an estimated pre-tax gain of approximately $4,300.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Facilities Relocation and Other Transition Costs

The relocation of the Company’s Atlanta restaurant support center to Ohio was substantially completed during 2012. The Company expects to record any remaining costs related to the relocation, which are anticipated to aggregate approximately $1,400, during the remainder of 2013.

	Three Months Ended		Six Months Ended		Total Incurred Since Inception	Total Expected to be Incurred
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Severance, retention and other payroll costs	$424	$4,317	$1,366	$7,316	$16,663	$17,140
Relocation costs	444	1,505	1,261	2,081	6,483	7,405
Atlanta facility closure costs	177	133	395	177	4,936	4,936
Consulting and professional fees	21	1,933	128	2,818	5,056	5,056
Other	88	879	174	1,265	2,314	2,345
	1,154	8,767	3,324	13,657	35,452	36,882
Accelerated depreciation expense	—	659	—	1,300	2,118	2,118
Share-based compensation	—	—	—	—	271	271
Total	$1,154	$9,426	$3,324	$14,957	$37,841	$39,271

The table below presents a rollforward of our accruals for facility relocation costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance December 30, 2012	Charges	Payments	Balance June 30, 2013
Severance, retention and other payroll costs	$4,121	$1,366	$(3,293)	$2,194
Relocation costs	500	1,261	(1,761)	—
Atlanta facility closure costs	4,170	395	(1,118)	3,447
Consulting and professional fees	80	128	(208)	—
Other	9	174	(183)	—
	$8,880	$3,324	$(6,563)	$5,641

Breakfast Discontinuation

In January 2013, Wendy’s announced that it was discontinuing the breakfast daypart at certain restaurants. During the three and six months ended June 30, 2013, we reflected $361 and $1,029, respectively, of costs for such discontinuance, primarily representing the remaining carrying value of breakfast related equipment no longer being used.

Arby’s Transaction Related Costs

As disclosed in our Form 10-K, the remaining Arby’s transaction related costs were associated with the relocation of a corporate executive that were being expensed over the three year period following the executive’s relocation in accordance with the terms of the agreement. In accordance with the terms of a separation agreement with such executive, the remaining unamortized costs were recorded to severance expense and included in “General and administrative” during the second quarter of 2013. The Company does not expect to incur additional costs related to the sale of Arby’s.

(5) Long-Term Debt

Except as described below, the Company did not have any significant changes to its long-term debt as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Long-term debt consisted of the following:

	6/30/2013	December 30, 2012
Term Loan A, due in 2018	$350,000	$—
Term Loan B, due in 2019	769,375	1,114,826
6.20% senior notes, due in 2014 (a)	225,623	225,940
7% debentures, due in 2025	84,079	83,496
Capital lease obligations, due through 2040	36,743	32,594
Other (b)	5,341	706
	1,471,161	1,457,562
Less amounts payable within one year (a)	(248,876)	(12,911)
Total long-term debt	$1,222,285	$1,444,651
_______________

(a)	As of June 30, 2013, we classified our 6.20% senior notes in “Current portion of long-term debt” in our condensed consolidated balance sheet as the debt is due in June of 2014.

(b) Other includes $4,988 of debt resulting from the consolidation of the Japan JV in the second quarter of 2013. The carrying amount of the long-term debt approximates fair value.

Refinancing of Credit Agreement

On May 16, 2013, Wendy’s amended and restated (the “Restated Credit Agreement”) its Credit Agreement, dated as of May 15, 2012 (the “Credit Agreement”). The Restated Credit Agreement is comprised of (1) a $350,000 senior secured term loan facility (“Term Loan A”) which will mature on May 15, 2018 and bears interest at the Eurodollar Rate (as defined in the Restated Credit Agreement) plus 2.25%, (2) a $769,375 senior secured term loan facility (“Term Loan B”) which will mature on May 15, 2019 and bears interest at the Eurodollar Rate plus 2.50% with a floor of 0.75% and (3) a $200,000 senior secured revolving credit facility which will mature on May 15, 2018. The proceeds from the Term Loan A were used to refinance a portion of our existing Term Loan B (formerly described in our Form 10-K as the “Term Loan”). The terms and amounts of the senior secured revolving credit facility are unchanged with the exception of the maturity date which was extended from May 15, 2017. The Restated Credit Agreement does not contain any material changes to existing covenants or other terms of the Credit Agreement, except as described above. The interest rates on Term Loan A and Term Loan B were 2.44% and 3.25%, respectively, as of June 30, 2013.

Wendy’s incurred $5,811 in fees related to the refinancing, which are being amortized to “Interest expense” utilizing the effective interest rate method through the maturities of the related debt instruments.

As a result of the refinancing of its existing Credit Agreement, described above, Wendy’s incurred a loss on the early extinguishment of debt as follows:

Three Months Ended
June 30, 2013
Unaccreted discount on Term Loan B	$9,561
Deferred costs associated with the Credit Agreement	11,458
Loss on early extinguishment of debt	$21,019

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company incurred a loss on the early extinguishment of debt in 2012 related to the repayment of debt from the proceeds of the 2012 term loan under the May 15, 2012 Credit Agreement, as follows:

Three Months Ended
July 1, 2012
Premium payment to purchase Wendy’s Restaurants 10.00% Senior Notes due in 2016 (the “Senior Notes”)	$10,093
Unaccreted discount on the Senior Notes	2,086
Deferred costs associated with the Senior Notes	2,796
Unaccreted discount on the 2010 term loan	1,695
Deferred costs associated with the 2010 term loan	8,525
Loss on early extinguishment of debt	$25,195

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2013 and December 30, 2012:

	6/30/2013		December 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$275,078	$275,078	$264,925	$264,925	Level 1
Non-current cost method investments (a)	23,761	51,009	23,913	50,761	Level 3
Interest rate swaps (b)	5,400	5,400	8,169	8,169	Level 2

Financial liabilities
Term Loan A, due in 2018 (c)	350,000	349,125	—	—	Level 2
Term Loan B, due in 2019 (c)	769,375	766,251	1,114,826	1,130,434	Level 2
6.20% senior notes, due in 2014 (c)	225,623	230,063	225,940	240,750	Level 2
7% debentures, due in 2025 (c)	84,079	96,750	83,496	99,900	Level 2
Capital lease obligations (d)	36,743	35,605	32,594	33,299	Level 3
Guarantees of franchisee loan obligations (e)	920	920	940	940	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s Restaurant Group, Inc. (“Arby’s”) is based on a review of its most recent unaudited financial information. The fair values of our remaining investments were based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

(e)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing. In 2012, Wendy’s provided a guarantee to a lender for a franchisee in connection with the refinancing of the franchisee’s debt. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception adjusted for a history of defaults.

The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts.

Derivative Instruments

Our derivative instruments for the periods presented included interest rate swaps on our 6.20% senior notes with notional amounts totaling $225,000 that were all designated as fair value hedges. The fair value of our interest rate swaps of $5,400 and $8,169 at June 30, 2013 and December 30, 2012, respectively, was included in “Prepaid expenses and other current assets” and

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

“Deferred costs and other assets,” respectively and as an adjustment to the carrying amount of our 6.20% senior notes. Interest income on the interest rate swaps was $1,455 and $2,890 for the three and six months ended June 30, 2013, respectively, and $1,404 and $2,730 for the three and six months ended July 1, 2012, respectively. No ineffectiveness has been recorded to net income related to our fair value hedges for the six months ended June 30, 2013 and July 1, 2012.

Non-Recurring Fair Value Measurements

The following tables present the fair values for those assets and liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2013 and the year ended December 30, 2012 and the resulting impact in the consolidated statements of operations.

Total losses for the six months ended June 30, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings and sell certain other restaurant assets to franchisees. Such losses were determined prior to the announcement of our system optimization initiative in connection with the sale of eight restaurants during the second quarter of 2013 and the anticipated sale of restaurants in the third quarter of 2013 and have been presented as System Optimization Remeasurement and included in “Facilities action charges, net” in our condensed consolidated statement of operations for the six months ended June 30, 2013. The fair value of long-lived assets presented in the table below represents the remaining carrying value of the long-lived assets discussed above and was based upon discounted cash flows of future anticipated lease and sublease income. See Note 4 for more information on our system optimization initiative and the related activity included in “Facility action charges, net” including System Optimization Remeasurement.

Total losses for the year ended December 30, 2012 reflect the impact of remeasuring long-lived assets at company-owned restaurants and a company-owned aircraft to fair value and were recorded to “Impairment of long-lived assets” in the consolidated statements of operations. The fair value of long-lived assets presented in the table below substantially represents the remaining carrying value of land for Wendy’s properties that were impaired in 2012 and were estimated based on current market values as determined by sales prices of comparable properties and current market trends. As of December 30, 2012, the carrying value of the aircraft, which reflected current market conditions, approximated its fair value. See Note 7 for more information on the impairment of our long-lived assets.

		Fair Value Measurements			Six Months Ended June 30, 2013 Total Losses
	June 30, 2013	Level 1	Level 2	Level 3
Long-lived assets	$2,022	$—	$—	$2,022	$5,938
Total	$2,022	$—	$—	$2,022	$5,938

		Fair Value Measurements			2012 Total Losses
	December 30, 2012	Level 1	Level 2	Level 3
Long-lived assets	$7,311	$—	$—	$7,311	$19,469
Aircraft	5,926	—	—	5,926	1,628
Total	$13,237	$—	$—	$13,237	$21,097

(7) Impairment of Long-Lived Assets

During the second quarter of 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations, which resulted in an impairment charge of $3,270. In addition, we incurred costs related to these restaurant closings of $1,477, primarily for continuing lease obligations, which are included in “Other operating expense, net.”

Our company-owned restaurant impairment losses of $2,883 in the first quarter of 2012 predominantly reflected impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. In addition, during

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

the first quarter of 2012, we reclassified a company-owned aircraft as held and used from its previous held for sale classification and recorded an impairment charge of $1,628 on the company-owned aircraft.

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended	Six Months Ended
	July 1, 2012	July 1, 2012
Properties and intangible assets	$3,270	$6,153
Aircraft	—	1,628
	$3,270	$7,781

(8) Income Taxes

The Company’s effective tax rate and effective tax rate benefit for the three months ended June 30, 2013 and July 1, 2012 was 29.6% and 61.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefit, (2) adjustments to our uncertain tax positions, (3) employment tax credits and (4) foreign rate differential.
The Company’s effective tax rate and effective tax rate benefit for the six months ended June 30, 2013 and July 1, 2012 was 13.2% and 24.1%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state taxes net of federal benefit, (2) the reversal of deferred tax liabilities on temporary differences related to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S., (3) adjustments to our uncertain tax positions and (4) employment tax credits.
During the first quarter of 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and Wendy’s intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company reversed $1,934 of deferred tax liabilities during the first quarter of 2013 relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.
There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company during the six months ended June 30, 2013 and July 1, 2012.
The Company participates in the Internal Revenue Service Compliance Assurance Process. During the first quarter of 2013, we concluded, without adjustment, the examination of our January 1, 2012 tax return.
(9) Net Income (Loss) Per Share

Basic income (loss) per share for the three and six months ended June 30, 2013 and July 1, 2012 was computed by dividing net income (loss) attributable to The Wendy’s Company by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012
Common stock:
Weighted average basic shares outstanding	393,174	389,978	392,836	389,840
Dilutive effect of stock options and restricted shares	4,710	—	3,953	2,161
Weighted average diluted shares outstanding	397,884	389,978	396,789	392,001

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Diluted income (loss) per share for the three and six months ended June 30, 2013 and July 1, 2012 was computed by dividing net income (loss) attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. For the three and six months ended June 30, 2013, we excluded 13,145 and 15,488, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects. Diluted loss per share for the three months ended July 1, 2012 was the same as basic loss per share since the Company reported a loss from continuing operations and therefore, the effect of all potentially dilutive securities would have been anti-dilutive. For the six months ended July 1, 2012, we excluded 19,541 of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

(10) Equity

The following tables present the changes in equity attributable to The Wendy’s Company and noncontrolling interest for the six months ended June 30, 2013 and July 1, 2012:

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 30, 2012	$47,042	$2,782,765	$(467,007)	$(382,926)	$5,981	$—	$1,985,855
Consolidation of the Japan JV	—	—	—	—	—	(2,735)	(2,735)
Net income	—	—	14,357	—	—	(222)	14,135
Foreign currency translation adjustment	—	—	—	—	(12,506)	626	(11,880)
Unrecognized pension loss	—	—	—	—	(62)	—	(62)
Cash dividends	—	—	(31,440)	—	—	—	(31,440)
Share-based compensation expense	—	6,960	—	—	—	—	6,960
Common stock issued related to share-based compensation	—	(1,685)	—	6,670	—	—	4,985
Tax charge from share-based compensation	—	(2,092)	—	—	—	—	(2,092)
Other	—	4	(25)	97	—	—	76
Balance at June 30, 2013	$47,042	$2,785,952	$(484,115)	$(376,159)	$(6,587)	$(2,331)	$1,963,802

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2012	$47,042	$2,779,871	$(434,999)	$(395,947)	$102	$—	$1,996,069
Net income	—	—	6,857	—	—	2,384	9,241
Distribution to noncontrolling interests	—	—	—	—	—	(2,384)	(2,384)
Foreign currency translation adjustment	—	—	—	—	1,389	—	1,389
Unrecognized pension loss	—	—	—	—	(217)	—	(217)
Cash dividends	—	—	(15,597)	—	—	—	(15,597)
Share-based compensation expense	—	5,164	—	—	—	—	5,164
Common stock issued related to share-based compensation	—	(2,561)	—	3,595	—	—	1,034
Tax charge from share-based compensation	—	(1,186)	—	—	—	—	(1,186)
Other	—	(22)	(23)	106	—	—	61
Balance at July 1, 2012	$47,042	$2,781,266	$(443,762)	$(392,246)	$1,274	$—	$1,993,574

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes to its guarantees, other commitments and contingencies as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

Franchisee Image Activation Financing Program

In order to encourage franchisees to participate in our Image Activation program, Wendy’s has executed an agreement to partner with a third party lender to establish a financing program. Under the program, the lender will provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation initiative. To support the program, Wendy’s has provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013.

Japan JV Guarantee

Wendy’s and the Higa Partners have provided guarantees to certain lenders to the Japan JV. Both Wendy’s and Higa Partners have agreed to reimburse and indemnify the other party, should it become necessary, for their respective share of each other’s guarantees. Wendy’s and the Higa Partners’ share of each guarantee is based upon ownership percentages in effect at the time of the agreement. As of June 30, 2013, our portion of these contingent obligations totaled approximately $2,800 based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In January 2013, Wendy’s and the Higa Partners agreed to finance approximately $3,000 and $657, respectively, of future anticipated cash requirements of the Japan JV, of which $1,000 and $219, respectively, were contributed in April 2013.

Our obligations, including the remaining funding of anticipated future cash requirements of the Japan JV of approximately $2,000, could total up to approximately $6,600 if the Higa Partners are unable to perform their reimbursement and indemnify obligations to us.

(12) Transactions with Related Parties

Except as described below, the Company did not have any changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with Purchasing Cooperative

Wendy’s received $95 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during both the six months ended June 30, 2013 and July 1, 2012, which has been recorded as a reduction of “General and administrative.”

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, is party to an aircraft management and lease agreement, which is expected to expire in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduces the aggregate costs that the Company would otherwise incur in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the six months ended June 30, 2013 and July 1, 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company received credit from CitationAir for charges related to such travel of approximately $897 and $502 during the six months ended June 30, 2013 and July 1, 2012, respectively.

(13) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide reserves for such litigation and claims when payment is probable and reasonably estimable. As of June 30, 2013, the Company had reserves for all of its legal and environmental matters aggregating $3,770. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company had previously described in the Form 10-K a dispute between Wendy’s and Tim Hortons Inc. related to a tax sharing agreement entered into in 2006. As described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, the dispute was resolved by mutual agreement of the parties on April 25, 2013 and was recorded in the first quarter of 2013. The terms of the agreement were not material to the Company.

(14) Multiemployer Pension Plan
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

(15) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an amendment that requires companies to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The amendment is effective commencing with our 2014 fiscal year. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”). There have been no material changes as of June 30, 2013 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants throughout North America (defined as the United States of America (the “U.S.”) and Canada) as well as Japan through our joint venture in Japan (the “Japan JV”). Wendy’s also has franchised restaurants in 25 foreign countries and U.S. territories.

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America, including the three restaurants operated by the Japan JV, are not material. The results of operations discussed below may not necessarily be indicative of future results.

Executive Overview

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by mid-year 2014. The Company’s system optimization initiative also includes the consolidation of regional and divisional territories. As a result of the system optimization initiative, the Company anticipates recognizing the following costs during 2013 and 2014: (1) losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), (2) professional fees and (3) severance and related employee costs. These costs, as well as gains or losses recognized on the sale of restaurants under the system optimization initiative will be recorded to “Facilities action charges, net” in our condensed consolidated statement of operations. The Company estimates severance and related employee costs will total between $7.0 million and $10.0 million. The Company cannot estimate the other components of the system optimization initiative resulting from future sales of restaurants.

The effects of the sale of eight restaurants which occurred prior to the announcement of our system optimization initiative, as well as losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the anticipated sale of restaurants in the third quarter of 2013 have been presented as system optimization and included in “Facilities action charges, net” in our condensed consolidated statement of operations for the three and six months ended June 30, 2013.

Our Business

As of June 30, 2013, the Wendy’s restaurant system was comprised of 6,542 restaurants, of which 1,418 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada and Japan through the Japan JV.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as continued increases in commodity costs through the second quarter of 2013.

Wendy’s long-term growth opportunities, which in part will result from our system optimization initiative and as part of our brand transformation, include improving our North America business by elevating the total customer experience through continuing core menu improvement, step-change product innovation and focused execution of operational excellence and brand positioning, which will be supported by (1) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants, (2) employing financial strategies to improve our net income and earnings per share and (3) building the brand worldwide.

Wendy’s revenues for the first six months of 2013 include: (1) $1,070.5 million of sales at company-owned restaurants, (2) $31.4 million from our company-owned bakery, (3) $139.8 million of royalty revenue from franchisees and (4) $12.5 million of other franchise-related revenue and other revenues. Substantially all of our royalty agreements provide for royalties of 4.0% of franchisees’ sales.

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

Refinancing of Credit Agreement

As further described in “Liquidity and Capital Resources - Refinancing of Credit Agreement,” below, on May 16, 2013, Wendy’s amended and restated (the “Restated Credit Agreement”) its Credit Agreement, dated May 15, 2012 (the “Credit Agreement”). The Restated Credit Agreement, among other things, (1) lowered the interest rate margin and floor applicable to the existing term loan, (2) provided for a partial refinancing of the existing term loan with a new tranche of a term loan in an aggregate principal of $350.0 million and (3) extended the maturity date of the revolving credit facility by one year. Wendy’s recognized a loss on the early extinguishment of debt of $21.0 million in the second quarter of 2013 in connection with this refinancing.

Guarantees and Other Commitments

Franchisee Image Activation Financing Program

In order to encourage franchisees to participate in our Image Activation program, Wendy’s has executed an agreement to partner with a third party lender to establish a financing program. Under the program, the lender will provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation initiative. To support the program, Wendy’s has provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013.

Japan JV Guarantee

Wendy’s and Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) have provided guarantees to certain lenders to the Japan JV. Both Wendy’s and Higa Partners have agreed to reimburse and indemnify the other party, should it become necessary, for their respective share of each other’s guarantees. Wendy’s and the Higa Partners’ share of each guarantee is based upon ownership percentages in effect at the time of the agreement. As of June 30, 2013, our portion of these contingent obligations totaled approximately $2.8 million based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In January 2013, Wendy’s and the Higa Partners agreed to finance approximately $3.0 million and $0.7 million, respectively, of future anticipated cash requirements of the Japan JV, of which $1.0 million and $0.2 million, respectively, were contributed in April 2013.

Our obligations, including the remaining funding of anticipated future cash requirements of the Japan JV of approximately $2.0 million, could total up to approximately $6.6 million if the Higa Partners are unable to perform their reimbursement and indemnify obligations to us.

Related Party Transactions

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, is party to an aircraft management and lease agreement, which is expected to expire in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduces the aggregate costs that the Company would otherwise incur in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first six months of 2013 and 2012, our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.9 million and $0.5 million during the first six months of 2013 and 2012, respectively.

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percent changes between fiscal periods are considered not measurable or not meaningful (“n/m”).

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the three months ended June 30, 2013 and July 1, 2012:

	Three Months Ended
	June 30, 2013	July 1, 2012	$ Change	% Change
Revenues:
Sales	$571.2	$566.1	$5.1	0.9%
Franchise revenues	79.3	79.8	(0.5)	(0.6)
	650.5	645.9	4.6	0.7
Costs and expenses:
Cost of sales	473.3	483.1	(9.8)	(2.0)
General and administrative	74.8	73.3	1.5	2.0
Depreciation and amortization	38.7	35.9	2.8	7.8
Impairment of long-lived assets	—	3.3	(3.3)	n/m
Facilities action charges, net	6.4	10.0	(3.6)	(36.0)
Other operating expense, net	0.3	1.9	(1.6)	(84.2)
	593.5	607.5	(14.0)	(2.3)
Operating profit	57.0	38.4	18.6	48.4
Interest expense	(19.0)	(28.0)	9.0	(32.1)
Loss on early extinguishment of debt	(21.0)	(25.2)	4.2	(16.7)
Investment income and other income (expense), net	0.1	0.6	(0.5)	(83.3)%
Income (loss) before income taxes and noncontrolling interests	17.1	(14.2)	31.3	n/m
(Provision for) benefit from income taxes	(5.1)	8.7	(13.8)	n/m
Net income (loss)	12.0	(5.5)	17.5	n/m
Net loss attributable to noncontrolling interests	0.2	—	0.2	n/m
Net income (loss) attributable to The Wendy’s Company	$12.2	$(5.5)	$17.7	n/m

	Second Quarter 2013		Second Quarter 2012
Sales:
Wendy’s	$554.8		$547.9
Bakery	16.4		18.2
Total sales	$571.2		$566.1

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$181.9	32.8%	$181.4	33.1%
Restaurant labor	161.6	29.1%	162.9	29.7%
Occupancy, advertising and other operating costs	118.9	21.4%	126.4	23.1%
Total cost of sales	462.4	83.3%	470.7	85.9%
Bakery	10.9	n/m	12.4	n/m
Total cost of sales	$473.3	82.9%	$483.1	85.3%

	Second Quarter 2013	Second Quarter 2012
Margin $:
Wendy’s	$92.4	$77.2
Bakery	5.5	5.8
Total margin	$97.9	$83.0

Wendy’s restaurant margin %	16.7%	14.1%

	Second Quarter 2013	Second Quarter 2012
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	0.4%	3.2%
Franchised restaurants	0.3%	3.2%
Systemwide	0.4%	3.2%

Total same-store sales:
Company-owned restaurants	0.4%	3.2%
Franchised restaurants (a)	0.3%	3.3%
Systemwide (a)	0.3%	3.3%
________________

(a) Includes international franchised restaurants same-store sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at March 31, 2013	1,427	5,117	6,544
Opened	4	12	16
Closed	(5)	(13)	(18)
Net (sold to) purchased by franchisees	(8)	8	—
Restaurant count at June 30, 2013	1,418	5,124	6,542

Sales	Change
Wendy’s	$6.9
Bakery	(1.8)
$5.1

The increase in sales during the second quarter of 2013 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer transactions. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items implemented in 2012 subsequent to the second quarter, as well as changes in the composition of our sales. Wendy’s company-owned restaurants opened or acquired during the second quarter of 2012 and thereafter resulted in incremental sales of $26.7 million in the second quarter of 2013, which were partially offset by a reduction in sales of $18.0 million from locations closed or sold during that same time period. Sales during the second quarter of 2013 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program. Sales were also negatively impacted by $0.8 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$(0.5)

The decrease in franchise revenues during the second quarter of 2013 was primarily due to a net decrease in the number of franchise restaurants in operation during the second quarter of 2013 compared to 2012, as a result of the timing of openings and closures. The decrease in franchise revenues was partially offset by a 0.3% increase in franchise restaurant same-store sales, which was primarily impacted by the same factors described above for company-owned restaurants.

Wendy’s Cost of Sales	Change
Food and paper	(0.3)%
Restaurant labor	(0.6)%
Occupancy, advertising and other operating costs	(1.7)%
(2.6)%

The decrease in cost of sales, as a percent of sales, during the second quarter of 2013 was due to benefits from (1) strategic price increases on our menu items implemented in 2012 subsequent to the second quarter, (2) optimization of restaurant labor through changes in the composition of staffing, (3) a decrease in breakfast advertising expenses and (4) changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by increased commodity costs.

General and Administrative	Change
Severance expense	$3.3
Incentive compensation	2.2
Capitalized internal labor costs	(1.4)
Employee compensation and related expenses	(1.0)
Other, net	(1.6)
$1.5

The increase in general and administrative expenses during the second quarter of 2013 was primarily due to increases in (1) severance expense as a result of the terms of a separation agreement with an executive and (2) incentive compensation accruals due to stronger operating performance as compared to plan in 2013 versus 2012. These increases were substantially offset by (1) an increase in capitalized internal labor costs as a result of our Image Activation program and (2) a decrease in employee compensation and related expenses primarily due to changes in staffing, partially offset by an increase in share-based compensation expense.

Depreciation and Amortization	Change
Restaurants	$3.8
Other	(1.0)
$2.8

Depreciation and amortization during the second quarter of 2013 includes accelerated depreciation of $4.2 million on existing assets that will be replaced in 2013 as part of our Image Activation program, compared to $2.4 million of similar accelerated depreciation during the second quarter of 2012. The increase in restaurant depreciation and amortization during the second quarter of 2013 also includes a $1.8 million increase on new and reimaged Image Activation restaurants.

Impairment of Long-Lived Assets	Second Quarter 2012
Restaurants, primarily properties	$3.3

During the second quarter of 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations, which resulted in an impairment charge of $3.3 million.

Facilities Action Charges, Net	Second Quarter
	2013	2012
System optimization	$4.8	$—
Facilities relocation and other transition costs	1.2	9.4
Breakfast discontinuation	0.4	—
Arby’s transaction related costs	—	0.6
	$6.4	$10.0

During the second quarter of 2013, the Company recorded net expense totaling $4.8 million related to its system optimization initiative which is primarily comprised of System Optimization Remeasurement of $5.9 million partially offset by a $1.3 million gain on the sale of restaurants.

During the second quarter of 2013 and 2012, the Company incurred costs aggregating $1.2 million and $9.4 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012.

As disclosed in our Form 10-K, the remaining Arby’s transaction related costs were associated with the relocation of a corporate executive that were being expensed over the three year period following the executive’s relocation in accordance with the terms of the agreement. In accordance with the terms of a separation agreement with such executive, the remaining unamortized costs were recorded to severance expense and included in “General and administrative” during the second quarter of 2013.

Interest Expense	Change
Senior Notes	$(13.5)
Term loans	4.8
Other, net	(0.3)
$(9.0)

The decrease in interest expense during the second quarter of 2013 was primarily due to the purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes (the “Senior Notes”) in May and July 2012, respectively. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding and lower effective interest rates on the current term loans compared to the prior term loan. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Credit Agreement in May 2012 and the Restated Credit Agreement in May 2013. See “Liquidity and Capital Resources - Refinancing of Credit Agreement” below for further discussion.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt as a result of refinancing its existing Credit Agreement on May 16, 2013, as described below in “Liquidity and Capital Resources - Refinancing of Credit Agreement,” as follows:

Second Quarter 2013
Unaccreted discount on Term Loan B	$9.6
Deferred costs associated with the Credit Agreement	11.4
Loss on early extinguishment of debt	$21.0

Wendy’s incurred a loss on the early extinguishment of debt in 2012 of $25.2 million and $49.9 million in the second and third quarters of 2012, respectively, related to the repayment of debt with the proceeds of the 2012 term loan under the Credit Agreement. The components of the loss on the early extinguishment of debt incurred during the second quarter of 2012 were as follows:

Second Quarter 2012
Premium payment to purchase the Senior Notes	$10.1
Unaccreted discount on the Senior Notes	2.1
Deferred costs associated with the Senior Notes	2.8
Unaccreted discount on the 2010 term loan	1.7
Deferred costs associated with the 2010 term loan	8.5
Loss on early extinguishment of debt	$25.2

(Provision for) Benefit from Income Taxes	Change
Federal and state (expense) benefit on variance in income (loss) before income taxes and noncontrolling interests	$(9.1)
State income taxes net of federal benefit	(4.0)
Other	(0.7)
$(13.8)

Our income taxes in 2013 and 2012 were impacted by variations in income (loss) before income taxes and noncontrolling interests, adjusted for recurring items and state income taxes net of federal benefit.

Net Loss Attributable to Noncontrolling Interests

We have reflected a net loss attributable to noncontrolling interests of $0.2 million in the second quarter of 2013 in connection with the consolidation of the Japan JV. A wholly-owned subsidiary of Wendy’s owned a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan with the Higa Partners. In conjunction with the additional capital contributions in April 2013, the partners executed an amendment to the original joint venture agreement which includes revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. The ownership and profit distribution percentages, as defined, are 60.9% and 58.5% and 39.1% and 41.5%, respectively for Wendy’s and the Higa Partners and will change as future contributions are made to fund the Japan JV. As a result of the changes in the ownership rights and obligations of the partners, Wendy’s is consolidating the Japan JV beginning in the second quarter of 2013. Prior to our acquisition of this additional interest, the Japan JV was accounted for as an unconsolidated affiliate under the equity method of accounting.

Under the equity method of accounting, we previously reported our 49% share of the net loss of the Japan JV in “Other operating expense, net.” Beginning in the second quarter of 2013, we have reported its results of operations in the appropriate line items in our condensed consolidated statements of operations. Net loss attributable to the Higa Partners’ ownership percentage is recorded in “Net loss attributable to noncontrolling interests.”

Results of Operations

The following tables included throughout this Results of Operations set forth in millions the Company’s consolidated results of operations for the six months ended June 30, 2013 and July 1, 2012:

	Six Months Ended
	June 30, 2013	July 1, 2012	$ Change	% Change
Revenues:
Sales	$1,101.9	$1,086.0	$15.9	1.5%
Franchise revenues	152.3	153.1	(0.8)	(0.5)
	1,254.2	1,239.1	15.1	1.2
Costs and expenses:
Cost of sales	934.1	938.5	(4.4)	(0.5)
General and administrative	140.1	145.6	(5.5)	(3.8)
Depreciation and amortization	90.5	68.3	22.2	32.5
Impairment of long-lived assets	—	7.8	(7.8)	n/m
Facilities action charges, net	9.4	16.2	(6.8)	(42.0)
Other operating expense, net	0.6	3.4	(2.8)	(82.4)
	1,174.7	1,179.8	(5.1)	(0.4)
Operating profit	79.5	59.3	20.2	34.1
Interest expense	(39.9)	(56.2)	16.3	(29.0)
Loss on early extinguishment of debt	(21.0)	(25.2)	4.2	(16.7)
Investment income and other income (expense), net	(2.3)	29.5	(31.8)	n/m
Income before income taxes and noncontrolling interests	16.3	7.4	8.9	n/m
(Provision for) benefit from income taxes	(2.1)	1.8	(3.9)	n/m
Net income	14.2	9.2	5.0	54.3%
Net loss (income) attributable to noncontrolling interests	0.2	(2.3)	2.5	n/m
Net income attributable to The Wendy’s Company	$14.4	$6.9	$7.5	n/m

	Six Months 2013		Six Months 2012
Sales:
Wendy’s	$1,070.5		$1,049.7
Bakery	31.4		36.3
Total sales	$1,101.9		$1,086.0

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$351.8	32.9%	$350.1	33.4%
Restaurant labor	320.3	29.9%	317.5	30.2%
Occupancy, advertising and other operating costs	240.0	22.4%	245.8	23.4%
Total cost of sales	912.1	85.2%	913.4	87.0%
Bakery	22.0	n/m	25.1	n/m
Total cost of sales	$934.1	84.8%	$938.5	86.4%

	Six Months 2013	Six Months 2012
Margin $:
Wendy’s	$158.4	$136.3
Bakery	9.4	11.2
Total margin	$167.8	$147.5

Wendy’s restaurant margin %	14.8%	13.0%

	Six Months 2013	Six Months 2012
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	0.7%	2.1%
Franchised restaurants	0.5%	2.0%
Systemwide	0.5%	2.0%

Total same-store sales:
Company-owned restaurants	0.7%	2.1%
Franchised restaurants (a)	0.5%	2.1%
Systemwide (a)	0.6%	2.1%
________________

(a)	Includes international franchised restaurants same-store sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2012	1,427	5,133	6,560
Opened	7	25	32
Closed	(9)	(41)	(50)
Net (sold to) purchased by franchisees	(7)	7	—
Restaurant count at June 30, 2013	1,418	5,124	6,542

Sales	Change
Wendy’s	$20.8
Bakery	(4.9)
$15.9

The increase in sales during the first six months of 2013 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer transactions. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items implemented in 2012 subsequent to the second quarter, as well as changes in the composition of our sales. Wendy’s company-owned restaurants opened or acquired during the second quarter of 2012 and thereafter resulted in incremental sales of $55.4 million in the first six months of 2013, which were partially offset by a reduction in sales of $34.3 million from locations closed or sold during that same time period. Sales during the first six months of 2013 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program. Sales were also negatively impacted by $1.1 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$(0.8)

The decrease in franchise revenues during the first six months of 2013 was primarily due to a net decrease in the number of franchise restaurants in operation during the first six months of 2013 compared to the first six months of 2012, as a result of the timing of openings and closures. The decrease in franchise revenues was partially offset by a 0.5% increase in franchise restaurant same-store sales, which was primarily impacted by the same factors described above for company-owned restaurants.

Wendy’s Cost of Sales	Change
Food and paper	(0.5)%
Restaurant labor	(0.3)%
Occupancy, advertising and other operating costs	(1.0)%
(1.8)%

The decrease in cost of sales, as a percent of sales, during the first six months of 2013, was primarily due to a benefit from strategic price increases on our menu items implemented in 2012 subsequent to the second quarter, changes in the composition of our sales and a decrease in breakfast advertising expenses. As a percent of sales, these decreases in costs were partially offset by increased commodity costs.

General and Administrative	Change
Employee compensation and related expenses	$(4.9)
Capitalized internal labor costs	(1.5)
Franchise taxes	(1.5)
Professional services	(1.1)
Severance expense	3.5
Incentive compensation	2.5
Other, net	(2.5)
$(5.5)

The decrease in general and administrative expenses during the first six months of 2013 was primarily due to (1) a decrease in employee compensation and related expenses primarily due to changes in staffing, partially offset by an increase in share-based compensation, (2) an increase in capitalized internal labor costs as a result of our Image Activation program, (3) a decrease in franchise taxes and (4) a decrease in professional services mostly resulting from lower legal fees and information technology consulting fees. These decreases were partially offset by increases in (1) severance expense as a result of the terms of a separation agreement with an executive and (2) incentive compensation accruals due to stronger operating performance as compared to plan in 2013 versus 2012.

Depreciation and Amortization	Change
Restaurants	$21.3
Other	0.9
$22.2

Depreciation and amortization during the first six months of 2013 includes accelerated depreciation of $18.8 million on existing assets that will be replaced in 2013 as part of our Image Activation program, compared to $2.5 million of similar accelerated depreciation during the first six months of 2012. The increase in restaurant depreciation and amortization during the first six months of 2013 also includes a $3.5 million increase on new and reimaged Image Activation restaurants. Other depreciation and amortization increased during the first six months of 2013 in part due to depreciation on a new building and renovations at our corporate headquarters.

Impairment of Long-Lived Assets	Six Months 2012
Restaurants, primarily properties	$6.2
Other	1.6
$7.8

During the first six months of 2012, the Company recorded an impairment charge of $6.2 million primarily on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and the closing of 15 company-owned restaurants in connection with our review of certain underperforming locations.

During the first quarter 2012, the Company reclassified a company-owned aircraft as held and used from its previous held for sale classification and recorded an impairment charge of $1.6 million on the company-owned aircraft.

Facilities Action Charges, Net	Six Months
	2013	2012
System optimization	$4.8	$—
Facilities relocation and other transition costs	3.3	15.0
Breakfast discontinuation	1.0	—
Arby’s transaction related costs	0.3	1.2
	$9.4	$16.2

During the first six months of 2013, the Company recorded net expense totaling $4.8 million related to its system optimization initiative which is primarily comprised of System Optimization Remeasurement of $5.9 million partially offset by a $1.3 million gain on the sale of restaurants.

During the first six months of 2013 and 2012, the Company incurred facilities relocation and other transition costs aggregating $3.3 million and $15.0 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012.

As disclosed in our Form 10-K, the remaining Arby’s transaction related costs were associated with the relocation of a corporate executive that were being expensed over the three year period following the executive’s relocation in accordance with the terms of the agreement. In accordance with the terms of a separation agreement with such executive, the remaining unamortized costs were recorded to severance expense and included in “General and administrative” during the second quarter of 2013.

Interest Expense	Change
Senior Notes	$(28.8)
Term loans	12.9
Other, net	(0.4)
$(16.3)

The decrease in interest expense during the first six months of 2013 was primarily due to the purchase and redemption of the Senior Notes in May and July 2012, respectively. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding and lower effective interest rates on the current term loans compared to the prior term loan. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Credit Agreement in May 2012 and the Restated Credit Agreement in May 2013. See “Liquidity and Capital Resources - Refinancing of Credit Agreement” below for further discussion.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt as a result of refinancing its existing Credit Agreement on May 16, 2013, as described below in “Liquidity and Capital Resources - Refinancing of Credit Agreement,” as follows:

Six Months 2013
Unaccreted discount on Term Loan B	$9.6
Deferred costs associated with the Credit Agreement	11.4
Loss on early extinguishment of debt	$21.0

Wendy’s incurred a loss on the early extinguishment of debt in 2012 of $25.2 million and $49.9 million in the second and third quarters of 2012, respectively, related to the repayment of debt with the proceeds of the 2012 term loan under the Credit Agreement. The components of the loss on the early extinguishment for the first six months of 2012 are as follows:

Six Months 2012
Premium payment to purchase the Senior Notes	$10.1
Unaccreted discount on the Senior Notes	2.1
Deferred costs associated with the Senior Notes	2.8
Unaccreted discount on the 2010 term loan	1.7
Deferred costs associated with the 2010 term loan	8.5
Loss on early extinguishment of debt	$25.2

(Provision for) Benefit from Income Taxes	Change
Federal and state (expense) benefit on variance in income before income taxes and noncontrolling interests	$(2.0)
State income taxes net of federal benefit	(3.6)
Reversal of deferred taxes on investment in foreign subsidiaries now considered permanently invested outside of the U.S.	1.9
Other	(0.2)
$(3.9)

Our income taxes in 2013 and 2012 were impacted by variations in income before income taxes and noncontrolling interests, adjusted for recurring items, state income taxes net of federal benefit and a reversal of deferred taxes on investments in foreign subsidiaries now considered permanently invested outside of the United States.

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
Net Loss (Income) Attributable to Noncontrolling Interests

We have reflected net loss attributable to noncontrolling interests of $0.2 million during the first six months of 2013 in connection with the consolidation of the Japan JV. A wholly-owned subsidiary of Wendy’s owned a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan with the Higa Partners. In conjunction with the additional capital contributions in April 2013, the partners executed an amendment to the original joint venture agreement which includes revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. The ownership and profit distribution percentages, as defined, are 60.9% and 58.5% and 39.1% and 41.5%, respectively for Wendy’s and the Higa Partners and will change as future contributions are made to fund the Japan JV. As a result of the changes in the ownership rights and obligations of the partners, Wendy’s is consolidating the Japan JV beginning in the second quarter of 2013. Prior to our acquisition of this additional interest, the Japan JV was accounted for as an unconsolidated affiliate under the equity method of accounting.

Under the equity method of accounting, we previously reported our 49% share of the net loss of the Japan JV in “Other operating expense, net.” Beginning in the second quarter of 2013, we have reported its results of operations in the appropriate line items in our condensed consolidated statements of operations. Net loss attributable to the Higa Partners’ ownership percentage is recorded in “Net loss (income) attributable to noncontrolling interests.”

We have reflected net income attributable to noncontrolling interests of $2.3 million, net of an income tax benefit of $1.3 million during the first six months of 2012 in connection with the equity and profit interests in Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, which held our investment in Jurlique International Pty Ltd. (“Jurlique”). Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided the Former Executives and certain other former employees, equity and profits interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives in the first quarter of 2012. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Cash provided by operating activities increased $74.8 million in the first six months of 2013 as compared to the first six months of 2012, primarily due to changes in our net income and non-cash items as well as the following:

•
a $7.9 million favorable impact in accounts payable for the comparable periods. This favorable impact was primarily due to (1) an increase in accruals for capital expenditures due to the timing of restaurant construction activity in the first six months of 2013 versus 2012 and (2) changes in accounts payable due to the timing of payments between comparable periods; and

•
a $3.2 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to decreases in (1) payments for severance, retention and relocation associated with the sale of Arby’s and the relocation of the Company’s Atlanta restaurant support center to Ohio and (2) payments for income taxes, net of refunds. These favorable changes were partially offset by (1) a decrease in interest accruals partially offset by a decrease in payments due to the net effect of the May 15, 2012 Credit Agreement and the related purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes in May and July 2012, respectively and (2) an increase in incentive compensation payments for the 2012 fiscal year partially offset by an increase in the accrual for the 2013 fiscal year due to stronger operating performance.

Additionally, during the first six months of 2013, the Company had the following significant uses and sources of cash other than from operating activities:

•
Cash capital expenditures totaling $81.8 million, which included $44.6 million for Image Activation restaurants, $1.6 million for other restaurants, $5.2 million for the construction of a new building and renovations at our corporate headquarters and $30.4 million for various capital projects;

•	Proceeds from dispositions of $16.0 million, including $2.8 million from restaurant dispositions under our system optimization initiative;

•
Proceeds from long-term debt of $350.0 million which were offset by repayments of $357.4 million primarily due to the partial refinancing of our existing term loan in connection with the Restated Credit Agreement;

•	Dividend payments of $31.4 million; and

•	Financing cost payments of $5.8 million resulting from the refinancing of our Credit Agreement.
The net cash provided by our business before the effect of exchange rate changes on cash was approximately $38.3 million.

Sources and Uses of Cash for the Remainder of 2013

Our anticipated sources of cash and cash requirements for the remainder of 2013, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $163.2 million, which would result in total cash capital expenditures for the year of approximately $245.0 million;

•	Quarterly cash dividends aggregating up to approximately $39.3 million as discussed below in “Dividends;”

•	Restaurant dispositions under our system optimization initiative;

•	Stock repurchases of up to $100.0 million, which includes repurchases of $13.3 million made subsequent to the second quarter through August 2, 2013; and

•	The cost of any potential financing activities.
Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Refinancing of Credit Agreement

On May 16, 2013, Wendy’s amended and restated its Credit Agreement, dated as of May 15, 2012. The Restated Credit Agreement is comprised of (1) a $350.0 million senior secured term loan facility (“Term Loan A”) which will mature on May 15,

2018 and bears interest at Eurodollar Rate (as defined in the Restated Credit Agreement) plus 2.25%, (2) a $769.4 million senior secured term loan facility (“Term Loan B”) which will mature on May 15, 2019 and bears interest at Eurodollar Rate plus 2.50% with a floor of 0.75% and (3) a $200.0 million senior secured revolving credit facility which will mature on May 15, 2018. The proceeds from the Term Loan A were used to refinance a portion of our existing Term Loan B (formerly described in our Form 10-K as the “Term Loan”). The terms and amounts of the senior secured revolving credit facility are unchanged with the exception of the maturity date which was extended from May 15, 2017. The Restated Credit Agreement does not contain any material changes to existing covenants or other terms of the Credit Agreement, except as described above. The interest rates on Term Loan A and Term Loan B were 2.44% and 3.25%, respectively, as of June 30, 2013.

Wendy’s incurred $5.8 million in fees related to the refinancing, which are being amortized to “Interest expense” utilizing the effective interest rate method through the maturities of the related debt instruments.

In connection with the refinancing of its existing Credit Agreement, Wendy’s recorded debt extinguishment costs of $21.0 million in the second quarter of 2013.

Dividends

On March 15, 2013 and June 17, 2013, The Wendy’s Company paid quarterly cash dividends of $0.04 per share on its common stock, aggregating $31.4 million. On July 19, 2013, The Wendy’s Company declared a dividend of $0.05 per share to be paid on September 17, 2013 to shareholders of record as of September 3, 2013. If The Wendy’s Company pays a regular quarterly cash dividend for the fourth quarter of 2013 at the same rate as declared on July 19, 2013, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2013 would be approximately $39.3 million based on the number of shares of its common stock outstanding at August 2, 2013. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Treasury Stock Purchases

Our Board of Directors has authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible.  No repurchases were made during the first six months of 2013. Subsequent to the second quarter through August 2, 2013, we repurchased 1.9 million shares for an aggregate purchase price of $13.3 million, excluding commissions.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat continued to have a significant effect on our results of operations through the second quarter of 2013 and is expected to continue to have an adverse effect on us in the future. The extent of any impact will depend in part on our ability to anticipate and react to changes in commodity costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2013, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the design or operation of procedures related to internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies, initiatives or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

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

•
the difficulty in predicting the ultimate costs associated with the sale of restaurants under the Company’s system optimization initiative, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants and the future benefits to the Company’s earnings, restaurant operating margins, cash flow and depreciation; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2013:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April 1, 2013 through May 5, 2013	30,083	$5.56	—	$100,000,000
May 6, 2013 through June 2, 2013	—	$—	—	$100,000,000
June 3, 2013 through June 30, 2013	14,902	$5.72	—	$100,000,000
Total	44,985	$5.62	—	$100,000,000

(1)
All shares were reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)    In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through
December 29, 2013, when and if market conditions warrant and to the extent legally permissible. Subsequent to the second quarter through August 2, 2013, we repurchased 1.9 million shares for an aggregate purchase price of $13.3 million, excluding commissions.

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

2.6
Asset Purchase Agreement by and among Wendy’s Old Fashioned Hamburgers of New York, Inc. and NPC Quality Burgers, Inc., dated as of June 12, 2013, incorporated herein by reference to Exhibit 2.1 of The Wendy’s Company Current Report on Form 8-K filed on July 23, 2013 (SEC file no. 001-02207).

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

10.1
Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 16, 2013 (SEC file no. 001-02207).

10.2
Amended and Restated Security Agreement, dated as of May 15, 2012, and amended and restated as of May 16, 2013, among Wendy’s International, Inc., the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on May 16, 2013 (SEC file no. 001-02207).

10.3	Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.4	Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.5	Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.6	Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan.* **
10.7	Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013.* **
10.8	Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013.* **
10.9	Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*

EXHIBIT NO.	DESCRIPTION

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 7, 2013	By: /s/Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 7, 2013	By: /s/Steven B. Graham
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

2.6
Asset Purchase Agreement by and among Wendy’s Old Fashioned Hamburgers of New York, Inc. and NPC Quality Burgers, Inc., dated as of June 12, 2013, incorporated herein by reference to Exhibit 2.1 of The Wendy’s Company Current Report on Form 8-K filed on July 23, 2013 (SEC file no. 001-02207).

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

10.1
Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 16, 2013 (SEC file no. 001-02207).

10.2
Amended and Restated Security Agreement, dated as of May 15, 2012, and amended and restated as of May 16, 2013, among Wendy’s International, Inc., the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on May 16, 2013 (SEC file no. 001-02207).

10.3	Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.4	Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.5	Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.* **
10.6	Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan.* **
10.7	Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013.* **
10.8	Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013.* **
10.9	Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*

EXHIBIT NO.	DESCRIPTION

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.