Form 10-Q
period 2013-09-29
Wendy's Co
filed 2013-11-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013

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
Yes [ ] No [x]

There were 391,675,340 shares of The Wendy’s Company common stock outstanding as of November 1, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page
Part I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 29, 2013 (Unaudited) and December 30, 2012	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2013 and September 30, 2012	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 29, 2013 and September 30, 2012	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012	6
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	41

Part II: OTHER INFORMATION	42
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6. Exhibits	45
Signatures	46

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 29, 2013	December 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$513,431	$453,361
Accounts and notes receivable	62,620	61,164
Inventories	9,127	13,805
Prepaid expenses and other current assets	118,680	24,231
Deferred income tax benefit	86,173	91,489
Advertising funds restricted assets	68,768	65,777
Total current assets	858,799	709,827
Properties	1,156,320	1,250,338
Goodwill	868,057	876,201
Other intangible assets	1,300,035	1,301,537
Investments	106,636	113,283
Deferred costs and other assets	34,108	52,013
Total assets	$4,323,955	$4,303,199

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$38,260	$12,911
Accounts payable	89,743	70,826
Accrued expenses and other current liabilities	156,075	137,348
Advertising funds restricted liabilities	68,768	65,777
Total current liabilities	352,846	286,862
Long-term debt	1,433,662	1,444,651
Deferred income taxes	454,524	438,217
Other liabilities	161,614	147,614
Commitments and contingencies

Equity:
The Wendy’s Company stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,788,479	2,782,765
Accumulated deficit	(505,657)	(467,007)
Common stock held in treasury, at cost; 78,853 and 78,051 shares	(404,484)	(382,926)
Accumulated other comprehensive (loss) income	(1,658)	5,981
Total stockholders’ equity	1,923,722	1,985,855
Noncontrolling interests	(2,413)	—
Total equity	1,921,309	1,985,855
Total liabilities and equity	$4,323,955	$4,303,199

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)
Revenues:
Sales	$558,029	$558,335	$1,659,900	$1,644,380
Franchise revenues	82,750	77,973	235,105	230,983
	640,779	636,308	1,895,005	1,875,363
Costs and expenses:
Cost of sales	469,177	478,425	1,403,303	1,416,972
General and administrative	76,518	72,175	216,623	217,824
Depreciation and amortization	44,325	41,878	134,841	110,136
Impairment of long-lived assets	5,327	—	5,327	7,781
Facilities action charges, net	22,275	11,430	31,690	27,561
Other operating (income) expense, net	(3,653)	1,217	(3,043)	4,599
	613,969	605,125	1,788,741	1,784,873
Operating profit	26,810	31,183	106,264	90,490
Interest expense	(15,620)	(21,566)	(55,548)	(77,803)
Loss on early extinguishment of debt	—	(49,881)	(21,019)	(75,076)
Investment income and other income (expense), net	2,273	900	50	30,471
Income (loss) from continuing operations before income taxes and noncontrolling interests	13,463	(39,364)	29,747	(31,918)
(Provision for) benefit from income taxes	(15,625)	12,672	(17,774)	14,467
(Loss) income from continuing operations	(2,162)	(26,692)	11,973	(17,451)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	784	—	784
Loss on disposal of discontinued operations, net of income taxes	—	(254)	—	(254)
Net income from discontinued operations	—	530	—	530
Net (loss) income	(2,162)	(26,162)	11,973	(16,921)
Net loss (income) attributable to noncontrolling interests	223	—	445	(2,384)
Net (loss) income attributable to The Wendy’s Company	$(1,939)	$(26,162)	$12,418	$(19,305)

Basic and diluted (loss) income per share attributable to The Wendy’s Company:
Continuing operations	$—	$(.07)	$.03	$(.05)
Discontinued operations	—	—	—	—
Net (loss) income	$—	$(.07)	$.03	$(.05)

Dividends per share	$.05	$.02	$.13	$.06

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited)

Net (loss) income	$(2,162)	$(26,162)	$11,973	$(16,921)
Other comprehensive income (loss), net:
Foreign currency translation adjustment	4,851	7,920	(7,029)	9,309
Change in unrecognized pension loss, net of income tax benefits of $37 and $127, respectively	—	—	(62)	(217)
Other comprehensive income (loss), net	4,851	7,920	(7,091)	9,092
Comprehensive income (loss)	2,689	(18,242)	4,882	(7,829)
Comprehensive loss (income) attributable to noncontrolling interests	301	—	(103)	(2,384)
Comprehensive income (loss) attributable to The Wendy’s Company	$2,990	$(18,242)	$4,779	$(10,213)

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$11,973	$(16,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,924	112,057
Loss on early extinguishment of debt	21,019	75,076
Distributions received from TimWen joint venture	10,148	10,760
Share-based compensation	11,564	8,330
Impairment of long-lived assets	5,327	7,781
System Optimization Remeasurement	18,359	—
Net receipt of deferred vendor incentives	14,731	6,239
Accretion of long-term debt	5,281	6,060
Amortization of deferred financing costs	1,893	3,477
Non-cash rent expense	6,506	2,934
Equity in earnings in joint ventures, net	(6,980)	(7,836)
Deferred income tax	19,292	(19,809)
Loss (gain) on sale of investment, net	799	(27,407)
(Gain) loss on dispositions, net (see below)	(7,712)	254
Other, net	(795)	5,882
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,643)	3,447
Inventories	2,237	965
Prepaid expenses and other current assets	(5,962)	(4,219)
Accounts payable	(2,715)	850
Accrued expenses and other current liabilities	10,445	(43,289)
Net cash provided by operating activities	252,691	124,631
Cash flows from investing activities:
Capital expenditures	(130,802)	(126,325)
Acquisitions	(1,812)	(40,594)
Dispositions	44,055	6,273
Franchise loans, net	2,757	2,048
Proceeds from sales of investments	2,680	24,374
Change in restricted cash	(22,593)	—
Other, net	—	(374)
Net cash used in investing activities	(105,715)	(134,598)
Cash flows from financing activities:
Proceeds from long-term debt	350,000	1,113,750
Repayments of long-term debt	(358,364)	(1,044,011)
Deferred financing costs	(5,827)	(15,511)
Premium payment on redemption of Senior Notes	—	(43,151)
Dividends	(51,065)	(23,406)
Repurchase of common stock	(41,469)	—
Distribution to noncontrolling interests	—	(3,667)
Proceeds from stock option exercises	20,950	2,526
Other, net	438	52
Net cash used in financing activities	(85,337)	(13,418)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	61,639	(23,385)
Effect of exchange rate changes on cash	(1,569)	1,746
Net increase (decrease) in cash and cash equivalents	60,070	(21,639)
Cash and cash equivalents at beginning of period	453,361	475,231
Cash and cash equivalents at end of period	$513,431	$453,592

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(Unaudited)
Detail of cash flows related to dispositions:
(Gain) loss on dispositions, net:
Gain on sales of restaurants, net	$(2,941)	$—
Gain on disposal of assets, net	(4,771)	—
Loss on disposal of Arby’s	—	254
	$(7,712)	$254

Supplemental cash flow information:
Cash paid for:
Interest	$46,931	$90,893
Income taxes, net of refunds	$1,484	$9,593

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$45,566	$21,532
Capitalized lease obligations	$5,891	$16,317

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of September 29, 2013 and the results of our operations for the three and nine months ended September 29, 2013 and September 30, 2012 and our cash flows for the nine months ended September 29, 2013 and September 30, 2012. The results of operations for the three and nine months ended September 29, 2013 are not necessarily indicative of the results to be expected for the full 2013 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to prior year presentation to conform to the current year presentation.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $5,755 and $24,509 of accelerated depreciation and amortization during the three and nine months ended September 29, 2013, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

On July 4, 2011, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”), a direct 100% owned subsidiary holding company of the Company, completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) (while indirectly retaining an 18.5% interest in Arby’s), as described in the Form 10-K. Net income from discontinued operations for the three and nine months ended September 30, 2012 includes certain post-closing Arby’s related transactions.

(2) Facilities Action Charges, Net

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
System optimization initiative	$21,557	$—	$26,356	$—
Facilities relocation and other transition costs	632	11,285	3,956	26,242
Breakfast discontinuation	86	—	1,115	—
Arby’s transaction related costs	—	145	263	1,319
	$22,275	$11,430	$31,690	$27,561

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by mid-year 2014. The Company’s system optimization initiative also includes the consolidation of regional and divisional territories. As a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). The Company does not anticipate significant changes to the System Optimization Remeasurement through the completion of the initiative, although such changes could occur if actual future rental payments differ substantially from estimated payments. In addition, the Company anticipates recognizing the following costs related to the system optimization initiative during 2013 and 2014: (1) accelerated depreciation and amortization, (2) severance and related employee costs, (3) share-based compensation, (4) professional fees and (5) other costs. These costs, as well as gains or losses recognized on sales of restaurants under the system optimization initiative will be recorded to “Facilities action charges, net” in our condensed consolidated statements of operations. The Company’s estimate for costs to be incurred under the system optimization initiative during the remainder of 2013 and 2014 totals approximately $25,900 and includes: (1) accelerated amortization of previously acquired franchise rights in territories being sold of $14,300, (2) severance and employee related costs of $7,000, (3) professional fees of $3,000 and (4) share-based compensation of $1,600. The Company cannot reasonably estimate the gains or losses resulting from future sales of restaurants.

The following is a summary of the activity recorded under our system optimization initiative:

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
Gain on sales of restaurants, net	$(1,665)	$(2,941)
System Optimization Remeasurement (a)	12,421	18,359
Accelerated amortization (b)	3,130	3,130
Severance and related employee costs	6,131	6,131
Share-based compensation (c)	755	755
Professional fees	704	829
Other	81	93
Total system optimization initiative	$21,557	$26,356
_______________

(a)
Includes remeasurement of land, buildings, leasehold improvements and favorable lease assets at all company-owned restaurants included in our system optimization initiative. See Note 6 for more information on non-recurring fair value measurements.

(b)	Includes accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that are being sold in connection with our system optimization initiative.

(c)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Gain on Sales of Restaurants

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
Number of restaurants sold to franchisees	53	61

Proceeds from sales of restaurants	$22,871	$25,671
Net assets sold (a)	(13,646)	(14,489)
Goodwill related to sales of restaurants	(5,621)	(6,302)
Net unfavorable lease liabilities (b)	(1,884)	(1,884)
Other	(22)	(22)
	1,698	2,974
Post-closing adjustments on prior sales of restaurants	(33)	(33)
Gain on sales of restaurants, net	$1,665	$2,941
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
The Company recorded favorable lease assets of $8,789 and unfavorable lease liabilities of $10,673 as a result of the lease and/or sublease of land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

Restaurant Assets Held for Sale

September 29, 2013
Number of restaurants classified as held for sale	367

Restaurant net assets held for sale	$56,569

As of September 29, 2013, the Company determined that all of the remaining restaurants which are part of the system optimization initiative meet the criteria to be classified as held for sale. Restaurant net assets held for sale consist primarily of cash, inventory and property and are included in “Prepaid expenses and other current assets” as of September 29, 2013.

Subsequent Events

Subsequent to the end of the third quarter of 2013, the Company completed the sale of certain assets used in the operation of 37 Wendy’s restaurants for cash proceeds of approximately $25,685, subject to customary purchase price adjustments. These sales are expected to result in an estimated pre-tax gain of approximately $4,047.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Facilities Relocation and Other Transition Costs

The relocation of the Company’s Atlanta restaurant support center to Ohio was substantially completed during 2012. All of the remaining costs related to the relocation, which are anticipated to aggregate approximately $800, will be recorded during the fourth quarter of 2013.

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception	Total Expected to be Incurred
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Severance, retention and other payroll costs	$394	$2,236	$1,760	$9,552	$17,057	$17,176
Relocation costs	303	1,776	1,564	3,857	6,786	7,447
Atlanta facility closure costs	(92)	4,224	303	4,401	4,844	4,844
Consulting and professional fees	—	1,676	128	4,494	5,056	5,056
Other	27	752	201	2,017	2,341	2,359
	632	10,664	3,956	24,321	36,084	36,882
Accelerated depreciation expense	—	621	—	1,921	2,118	2,118
Share-based compensation	—	—	—	—	271	271
Total	$632	$11,285	$3,956	$26,242	$38,473	$39,271

The table below presents a rollforward of our accruals for facility relocation costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance December 30, 2012	Charges	Payments	Balance September 29, 2013
Severance, retention and other payroll costs	$4,121	$1,760	$(4,114)	$1,767
Relocation costs	500	1,564	(2,064)	—
Atlanta facility closure costs	4,170	303	(1,287)	3,186
Consulting and professional fees	80	128	(208)	—
Other	9	201	(210)	—
	$8,880	$3,956	$(7,883)	$4,953

Breakfast Discontinuation

In January 2013, Wendy’s announced that it was discontinuing the breakfast daypart at certain restaurants. During the three and nine months ended September 29, 2013, we reflected $86 and $1,115, respectively, of costs for such discontinuance, primarily representing the remaining carrying value of breakfast related equipment no longer being used.

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

(3) Acquisitions and Dispositions

Consolidation of a Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s owned a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”). In January 2013, Wendy’s and the Higa Partners agreed to fund approximately $3,000 and $657, respectively, of future anticipated cash requirements of the Japan JV, of which $1,000 and $219, respectively, were contributed in April 2013. In conjunction with the additional capital contributions in April 2013, the partners executed an amendment to the original joint venture agreement which includes revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. In August 2013, additional contributions of $1,000 and $219 were made by Wendy’s and the Higa Partners, respectively. The ownership and profit distribution percentages, as defined, are 66.8% and 62.2% and 33.2% and 37.8%, respectively for Wendy’s and the Higa Partners as of September 29, 2013 and will change as future contributions are made to fund the Japan JV. As a result of the changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013 and we have reflected our capital contributions of $2,000, net of cash acquired of $188, in “Acquisitions” in our condensed consolidated statements of cash flows. Prior to our acquisition of this additional interest, the Japan JV was accounted for as an unconsolidated affiliate under the equity method of accounting.

Under the equity method of accounting, we previously reported our 49% share of the net loss of the Japan JV in “Other operating (income) expense, net.” Beginning in the second quarter of 2013, we have reported the Japan JV’s results of operations in the appropriate line items in our condensed consolidated statements of operations. Net loss attributable to the Higa Partners’ ownership percentage is recorded in “Net loss (income) attributable to noncontrolling interests.” The consolidation of the Japan JV’s existing three restaurants did not have a material impact on our condensed consolidated financial statements.

Acquisitions

During the nine months ended September 29, 2013, Wendy’s acquired one franchised restaurant; such transaction was not significant.

On June 11, 2012, Wendy’s acquired 30 franchised restaurants in the Austin, Texas area from Pisces Foods, L.P. and Near Holdings, L.P. The allocation of the total purchase price of $18,915, including closing adjustments, to the fair value of assets acquired and liabilities assumed was finalized during the first quarter of 2013 and unchanged from our Form 10-K disclosure.

On July 13, 2012, Wendy’s acquired 24 franchised restaurants in the Albuquerque, New Mexico area from Double Cheese Corporation and Double Cheese Realty Corporation (collectively “Double Cheese”), pursuant to the terms of an Asset Purchase Agreement dated as of July 6, 2012 (the “Double Cheese Acquisition”). The allocation of the total purchase price of $19,181, including closing adjustments, to the fair value of assets acquired and liabilities assumed, was finalized during the fourth quarter of 2012.

In addition, during the nine months ended September 30, 2012, Wendy’s acquired two franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

Dispositions

During the nine months ended September 29, 2013, Wendy’s received cash proceeds of $18,384 from dispositions, consisting of (1) $9,731 primarily from the sale of surplus properties and (2) $8,653 resulting from franchisees exercising options to purchase previously leased properties. These sales resulted in a net gain of $4,771 which is included in “Other operating (income) expense, net.” See Note 2 for discussion of restaurant dispositions in connection with our system optimization initiative.

During the nine months ended September 30, 2012, Wendy’s received cash proceeds of $6,273 and $400 in promissory notes from dispositions, consisting of (1) $2,293 from the sale of three company-owned restaurants to franchisees, (2) $1,874 from the sale of a restaurant to an unrelated third party, (3) $1,591 resulting from franchisees exercising options to purchase previously subleased properties and (4) $515, as well as $400 in promissory notes, from the sale of surplus properties and other equipment. These sales resulted in a net gain of $974.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Investments

Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating (income) expense, net.”

Presented below is an unaudited summary of activity related to our investment in TimWen included in our unaudited condensed consolidated financial statements:

	Nine Months Ended
	September 29, 2013	September 30, 2012
Balance at beginning of period	$89,370	$91,742

Equity in earnings for the period	10,357	10,254
Amortization of purchase price adjustments (a)	(2,288)	(2,340)
	8,069	7,914
Distributions received	(10,148)	(10,760)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	(3,052)	3,570
Balance at end of period (b)	$84,239	$92,466
_____________________

(a)	Based upon an average original aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of certain unaudited interim income statement information of TimWen:

	Nine Months Ended
	September 29, 2013	September 30, 2012
Revenues	$29,113	$29,655
Income before income taxes and net income	20,714	20,508

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) for which we received proceeds of $27,287, net of the amount held in escrow and recorded a gain on sale of this investment of $27,407, which included a loss of $2,913 on the settlement of a related derivative transaction. The gain was included in “Investment income and other income (expense), net” in our condensed consolidated statement of operations for the nine months ended September 30, 2012. During the three months ended September 29, 2013, $1,166 of the escrow from the sale was collected. In addition, we determined that $799 of the remaining escrow would not be received and as a result recorded the reduction of our receivable to “Investment income and other income (expense), net.” The remaining escrow of $1,012, as of September 29, 2013, is included in “Deferred costs and other assets” and has been adjusted for foreign currency translation.

We have reflected net income attributable to noncontrolling interests of $2,384, net of an income tax benefit of $1,283, for the nine months ended September 30, 2012 in connection with the equity and profit interests discussed below. As a result of this sale and the distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

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

Long-term debt consisted of the following:

	September 29, 2013	December 30, 2012
Term A Loan, due in 2018	$350,000	$—
Term B Loan, due in 2019	769,375	1,114,826
6.20% Senior Notes, due in 2014	225,586	225,940
7% debentures, due in 2025	84,373	83,496
Capital lease obligations, due through 2040	37,538	32,594
Other (a)	5,050	706
	1,471,922	1,457,562
Less amounts payable within one year	(38,260)	(12,911)
Total long-term debt	$1,433,662	$1,444,651
_______________

(a) Other includes $4,696 of debt resulting from the consolidation of the Japan JV in the second quarter of 2013. The carrying amount of the long-term debt approximates fair value.

Refinancings of the Credit Agreement and Other Indebtedness

On May 16, 2013, Wendy’s amended and restated (the “Restated Credit Agreement”) its Credit Agreement, dated as of May 15, 2012 (the “Credit Agreement”). The Restated Credit Agreement is comprised of (1) a $350,000 senior secured term loan facility (“Term A Loan”) which will mature on May 15, 2018 and bears interest at the Eurodollar Rate (as defined in the Restated Credit Agreement) plus 2.25%, (2) a $769,375 senior secured term loan facility (“Term B Loan”) which will mature on May 15, 2019 and bears interest at the Eurodollar Rate plus 2.50% with a floor of 0.75% and (3) a $200,000 senior secured revolving credit facility which will mature on May 15, 2018. The proceeds from the Term A Loan were used to refinance a portion of our existing Term B Loan (formerly described in our Form 10-K as the “Term Loan”). The terms and amounts of the senior secured revolving credit facility are unchanged with the exception of the maturity date which was extended from May 15, 2017.

During the three months ended June 30, 2013, Wendy’s incurred $5,579 in fees related to refinancing activities, which are being amortized to “Interest expense” utilizing the effective interest rate method through the maturities of the related debt instruments.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As a result of the refinancing of its existing Credit Agreement, described above, Wendy’s incurred a loss on the early extinguishment of debt as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
Unaccreted discount on Term B Loan	$—	$9,561
Deferred costs associated with the Credit Agreement	—	11,458
Loss on early extinguishment of debt	$—	$21,019

The Company incurred a loss on the early extinguishment of debt in 2012 related to the repayment of debt from the proceeds of the 2012 term loan under the May 15, 2012 Credit Agreement, as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Premium payment to redeem/purchase Wendy’s Restaurants 10.00% Senior Notes due in 2016 (the “Senior Notes”)	$33,058	$43,151
Unaccreted discount on the Senior Notes	7,186	9,272
Deferred costs associated with the Senior Notes	9,637	12,433
Unaccreted discount on the 2010 term loan	—	1,695
Deferred costs associated with the 2010 term loan	—	8,525
Loss on early extinguishment of debt	$49,881	$75,076

The Credit Agreement includes a revolving credit facility which includes a sub-facility for the issuance of up to $70,000 of letters of credit. The Restated Credit Agreement also allows Wendy’s to have liens in the form of cash collateralized letters of credit up to an additional $40,000. During the three months ended September 29, 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. As of September 29, 2013, Wendy’s had outstanding cash collateralized letters of credit of $22,593. The related cash collateral is classified as restricted cash and included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of September 29, 2013.

On September 24, 2013, Wendy’s entered into an amendment (the “Amendment”) to its Restated Credit Agreement to borrow additional Term A Loans (“Incremental Term Loans”) in an aggregate principal amount up to $225,000. As a result of the execution of the Amendment, the outstanding Wendy’s 6.20% Senior Notes due in 2014 (the “6.20% Senior Notes”) have been classified as long-term debt in our condensed consolidated balance sheet as of September 29, 2013. The Amendment does not contain any material changes to existing covenants or other terms of the Restated Credit Agreement, except as described above. During the three months ended September 29, 2013, Wendy’s incurred $2,293 in fees related to the refinancing, which have been capitalized and included in “Deferred costs and other assets” in the condensed consolidated balance sheet. The interest rates on Term A Loan and Term B Loan were 2.43% and 3.25%, respectively, as of September 29, 2013.

Subsequent Events

On October 24, 2013, Wendy’s borrowed $225,000 of Incremental Term Loans under the Amendment, further described above. Proceeds from the Incremental Term Loans, plus cash on hand, were used to redeem all amounts outstanding on the aggregate principal amount of the 6.20% Senior Notes at a price equal to 103.8%, as defined in the 6.20% Senior Notes and accrued and unpaid interest to the redemption date. In connection with the redemption of the 6.20% Senior Notes, during the fourth quarter we terminated the related interest rate swaps with notional amounts totaling $225,000 which had been designated as fair value hedges. Consequently, during the fourth quarter of 2013, Wendy’s will recognize a loss on the early extinguishment of debt of approximately $7,544 which will primarily include (1) a premium payment, as defined in the 6.20% Senior Notes, totaling $8,439, (2) the remaining $3,168 of the fair value adjustment previously recorded in connection with the Wendy’s merger, partially offset by (3) a $4,063 benefit from the cumulative effect of our fair value hedges.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 29, 2013 and December 30, 2012:

	September 29, 2013		December 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$317,058	$317,058	$264,925	$264,925	Level 1
Non-current cost method investments (a)	22,397	47,121	23,913	50,761	Level 3
Interest rate swaps (b)	4,123	4,123	8,169	8,169	Level 2

Financial liabilities
Term A Loan, due in 2018 (c)	350,000	349,563	—	—	Level 2
Term B Loan, due in 2019 (c)	769,375	766,490	1,114,826	1,130,434	Level 2
6.20% Senior Notes, due in 2014 (c)	225,586	233,438	225,940	240,750	Level 2
7% debentures, due in 2025 (c)	84,373	97,750	83,496	99,900	Level 2
Capital lease obligations (d)	37,538	36,080	32,594	33,299	Level 3
Guarantees of franchisee loan obligations (e)	892	892	940	940	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on a review of its most recent unaudited financial information. The fair values of our remaining investments were based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

(b)	The fair values were based on information provided by the bank counterparties that is model-driven and where inputs were observable or where significant value drivers were observable.

(c)
The fair values were based on quoted market prices in markets that are not considered active markets. See Note 5 for information on the redemption of the 6.20% Senior Notes subsequent to the third quarter of 2013.

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

Derivative Instruments

Our derivative instruments for the periods presented included interest rate swaps on our 6.20% Senior Notes with notional amounts totaling $225,000 that were all designated as fair value hedges. The fair value of our interest rate swaps of $4,123 and $8,169 at September 29, 2013 and December 30, 2012, respectively, are included in “Deferred costs and other assets” and as an adjustment to the carrying amount of our 6.20% Senior Notes. Interest income on the interest rate swaps was $1,429 and $4,319 for the three and nine months ended September 29, 2013, respectively, and $1,283 and $4,013 for the three and nine months ended September 30, 2012, respectively. No ineffectiveness has been recorded to net income related to our fair value hedges for the nine months ended September 29, 2013 and September 30, 2012.

In connection with the redemption of the 6.20% Senior Notes on October 24, 2013, during the fourth quarter we terminated the related interest rate swaps with notional amounts totaling $225,000. See Note 5 for more information on our redemption of the 6.20% Senior Notes and the termination of the interest rate swaps.

Non-Recurring Fair Value Measurements

The following tables present the fair values for those assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 29, 2013 and the year ended December 30, 2012 and the resulting impact on the consolidated statements of operations.

Total losses for the nine months ended September 29, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings and sell certain other restaurant assets to franchisees. Such losses totaling $18,359 have been presented as System Optimization Remeasurement and included in “Facilities action charges, net” in our condensed consolidated statement of operations for the nine months ended September 29, 2013. The fair value of long-lived assets presented in the table below represents the remaining carrying value of the long-lived assets discussed above and was based upon discounted cash flows of future anticipated lease and sublease income. See Note 2 for more information on our system optimization initiative and the related activity included in “Facilities action charges, net” including System Optimization Remeasurement.

Total losses for the nine months ended September 29, 2013 also includes the impact of remeasuring our company-owned aircraft to fair value as a result of the Company’s decision to sell these aircraft and classify them as held for sale. Additionally, total losses includes $500 resulting from remeasuring land and buildings to fair value in connection with closing company-owned restaurants and classifying such properties as held for sale. Such losses have been presented as “Impairment of long-lived assets” in our condensed consolidated statements of operations. The fair values of long-lived assets and the aircraft presented in the table below represent the remaining carrying value and were estimated based on current market values. See Note 7 for more information on the impairment of our long-lived assets.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			Nine Months Ended September 29, 2013 Total Losses
	September 29, 2013	Level 1	Level 2	Level 3
Long-lived assets	$7,803	$—	$—	$7,803	$18,859
Aircraft	9,000	—	—	9,000	4,827
Total	$16,803	$—	$—	$16,803	$23,686

		Fair Value Measurements			2012 Total Losses
	December 30, 2012	Level 1	Level 2	Level 3
Long-lived assets	$7,311	$—	$—	$7,311	$19,469
Aircraft	5,926	—	—	5,926	1,628
Total	$13,237	$—	$—	$13,237	$21,097

(7) Impairment of Long-Lived Assets

During the three months ended September 29, 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $4,827 to reflect the aircraft at fair value based on current market values. The aircraft are classified as held for sale and included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheet as of September 29, 2013. Additionally, our impairment losses include $500 resulting from remeasuring land and buildings to fair value in connection with closing company-owned restaurants and classifying such properties as held for sale.

During the three months ended July 1, 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations, which resulted in an impairment charge of $3,270. In addition, we incurred costs related to these restaurant closings of $1,477, primarily for continuing lease obligations, which are included in “Other operating (income) expense, net.” Our company-owned restaurant impairment losses of $2,883 during the three months ended April 1, 2012 predominantly reflected impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. In addition, during the three months ended April 1, 2012, we recorded an impairment charge of $1,628 to reflect a company-owned aircraft at fair value as a result of classifying the aircraft as held for sale. During the three months ended July 1, 2012, the Company decided to lease the aircraft and as a result reclassified the aircraft to held and used.

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Properties and intangible assets	$500	$—	$500	$6,153
Aircraft	4,827	—	4,827	1,628
	$5,327	$—	$5,327	$7,781

(8) Income Taxes

The Company’s effective tax rate and effective tax rate benefit for the three months ended September 29, 2013 and September 30, 2012 was 116.1% and 32.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the system optimization initiative described in Note 2 above, (2) employment tax credits, (3) foreign rate differential, (4) state income taxes net of federal benefit and (5) corrections related to prior year tax matters which were identified and recorded during the three months ended September 30, 2012.
The Company’s effective tax rate and effective tax rate benefit for the nine months ended September 29, 2013 and September 30, 2012 was 59.8% and 45.3%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the system optimization initiative described in Note 2 above, (2) employment tax credits, (3) foreign rate

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

differential, (4) the reversal of deferred tax liabilities on temporary differences related to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S. and (5) corrections related to prior year tax matters which were identified and recorded during the nine months ended September 30, 2012.
In connection with the Company’s system optimization initiative described in Note 2 above, the Company recorded a tax provision of $14,183 during the third quarter of 2013 for (1) the effect of goodwill included in the gain on sales of restaurants which is not deductible for tax purposes and (2) an increase in net deferred state taxes due to changes in the Company’s expected future state taxes.
During the first quarter of 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and Wendy’s intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company reversed $1,934 of deferred tax liabilities during the first quarter of 2013 relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S. During the third quarter of 2013, $102 of the first quarter reversal was restored as a result of the completion of the Company’s U.S. tax return.
There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company during the nine months ended September 29, 2013 and September 30, 2012.
The Company participates in the Internal Revenue Service Compliance Assurance Process. During the first quarter of 2013, we concluded, without adjustment, the examination of our January 1, 2012 tax return.
(9) (Loss) Income Per Share

Basic (loss) income per share for the three and nine months ended September 29, 2013 and September 30, 2012 was computed by dividing (loss) income amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. (Loss) income amounts attributable to The Wendy’s Company used to calculate basic and diluted (loss) income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Amounts attributable to The Wendy’s Company:
(Loss) income from continuing operations	$(1,939)	$(26,692)	$12,418	$(19,835)
Net income from discontinued operations	—	530	—	530
Net (loss) income	$(1,939)	$(26,162)	$12,418	$(19,305)

The weighted average number of shares used to calculate basic and diluted (loss) income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Common stock:
Weighted average basic shares outstanding	392,579	390,406	392,750	390,028
Dilutive effect of stock options and restricted shares	—	—	5,351	—
Weighted average diluted shares outstanding	392,579	390,406	398,101	390,028

Diluted income per share for the nine months ended September 29, 2013 was computed by dividing income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. For the nine months ended September 29, 2013, we excluded 12,103 of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects. Diluted loss per share for the three months ended September 29, 2013 and the three and nine months ended September 30, 2012 was the same as basic loss per share since the Company reported a loss from continuing operations and therefore, the effect of all potentially dilutive securities would have been anti-dilutive.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Equity

The following tables present the changes in equity attributable to The Wendy’s Company and noncontrolling interest for the nine months ended September 29, 2013 and September 30, 2012:

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 30, 2012	$47,042	$2,782,765	$(467,007)	$(382,926)	$5,981	$—	$1,985,855
Consolidation of the Japan JV	—	—	—	—	—	(2,735)	(2,735)
Net income (loss)	—	—	12,418	—	—	(445)	11,973
Foreign currency translation adjustment	—	—	—	—	(7,577)	548	(7,029)
Unrecognized pension loss	—	—	—	—	(62)	—	(62)
Cash dividends	—	—	(51,065)	—	—	—	(51,065)
Share-based compensation expense	—	11,564	—	—	—	—	11,564
Common stock issued related to share-based compensation	—	(2,895)	—	19,772	—	—	16,877
Tax charge from share-based compensation	—	(2,967)	—	—	—	—	(2,967)
Repurchases of common stock	—	—	—	(41,469)	—	—	(41,469)
Contribution from non-controlling interests	—	—	—	—	—	219	219
Other	—	12	(3)	139	—	—	148
Balance at September 29, 2013	$47,042	$2,788,479	$(505,657)	$(404,484)	$(1,658)	$(2,413)	$1,921,309

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2012	$47,042	$2,779,871	$(434,999)	$(395,947)	$102	$—	$1,996,069
Net (loss) income	—	—	(19,305)	—	—	2,384	(16,921)
Distribution to noncontrolling interests	—	—	—	—	—	(2,384)	(2,384)
Foreign currency translation adjustment	—	—	—	—	9,309	—	9,309
Unrecognized pension loss	—	—	—	—	(217)	—	(217)
Cash dividends	—	—	(23,406)	—	—	—	(23,406)
Share-based compensation expense	—	8,330	—	—	—	—	8,330
Common stock issued related to share-based compensation	—	(4,337)	—	5,874	—	—	1,537
Tax charge from share-based compensation	—	(676)	—	—	—	—	(676)
Other	—	(26)	(32)	161	—	—	103
Balance at September 30, 2012	$47,042	$2,783,162	$(477,742)	$(389,912)	$9,194	$—	$1,971,744

Repurchases of Common Stock

In November 2012, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible. During the third quarter of 2013, the Company repurchased 5,482 shares with an aggregate purchase price of $41,373, excluding commissions of $96. No repurchases were made subsequent to the third quarter through November 1, 2013.

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

Franchise Image Activation Incentive Program
As disclosed in our Form 10-K, Wendy’s initiated a cash incentive program to encourage franchisees to participate in Wendy’s Image Activation program, which includes innovative exterior and interior restaurant designs for new and reimaged restaurants. The cash incentive program is for the reimaging of restaurants commenced in 2013 and totals up to $10,000. The Company has recognized expense for such incentives of $3,775 and $5,075 in general and administrative during the three and nine months ended September 29, 2013, respectively.
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

Japan JV Guarantee

Wendy’s and the Higa Partners have provided guarantees to certain lenders to the Japan JV. Both Wendy’s and Higa Partners have agreed to reimburse and indemnify the other party, should it become necessary, for their respective share of each other’s guarantees. Wendy’s and the Higa Partners’ share of each guarantee is based upon ownership percentages in effect at the time of the agreement. As of September 29, 2013, our portion of these contingent obligations totaled approximately $2,800 based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In January 2013, Wendy’s and the Higa Partners agreed to finance approximately $3,000 and $657, respectively, of future anticipated cash requirements of the Japan JV, of which $1,000 and $219, respectively, were contributed in April 2013. In August 2013, additional contributions of $1,000 and $219 were made by Wendy’s and the Higa Partners, respectively.

Our obligations, including the remaining funding of anticipated future cash requirements of the Japan JV of approximately $1,000, could total up to approximately $5,700 if the Higa Partners are unable to perform their reimbursement and indemnify obligations to us.

(12) Transactions with Related Parties

Except as described below, the Company did not have any changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with Purchasing Cooperative

Wendy’s received $142 and $145 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during the nine months ended September 29, 2013 and September 30, 2012, respectively, which has been recorded as a reduction of “General and administrative.”

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, is party to an aircraft management and lease agreement, which is expected to expire in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduces the aggregate costs that the Company would otherwise incur in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the nine months ended September 29, 2013 and September 30, 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $1,195 and $730 during the nine months ended September 29, 2013 and September 30, 2012, respectively.

(13) Legal, Environmental and Other Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of September 29, 2013, the Company had accruals for all of its legal and environmental matters aggregating $3,783. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the “Form 10-K”). There have been no material changes as of September 29, 2013 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, Inc. (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick service restaurants throughout North America (defined as the United States of America (the “U.S.”) and Canada) as well as Japan through our joint venture (the “Japan JV”). Wendy’s also has franchised restaurants in 26 foreign countries and U.S. territories.

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

Executive Overview

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by mid-year 2014. The Company’s system optimization initiative also includes the consolidation of regional and divisional territories. As a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). The Company does not anticipate significant changes to the System Optimization Remeasurement through the completion of the initiative, although such changes could occur if actual future rental payments differ substantially from estimated payments. In addition, the Company anticipates recognizing the following costs related to the system optimization initiative during 2013 and 2014: (1) accelerated depreciation and amortization, (2) severance and related employee costs, (3) share-based compensation, (4) professional fees and (5) other costs. These costs, as well as gains or losses recognized on sales of restaurants under the system optimization initiative will be recorded to “Facilities action charges, net” in our condensed consolidated statements of operations. The Company’s estimate for costs to be incurred under the system optimization initiative during the remainder of 2013 and 2014 totals approximately $25.9 million and includes: (1) accelerated amortization of previously acquired franchise rights in territories being sold of $14.3 million, (2) severance and employee related costs of $7.0 million, (3) professional fees of $3.0 million and (4) share-based compensation of $1.6 million. The Company cannot reasonably estimate the gains or losses resulting from future sales of restaurants.

Our Business

As of September 29, 2013, the Wendy’s restaurant system was comprised of 6,539 restaurants, of which 1,369 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada and Japan through the Japan JV.

Wendy’s operating results have been impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as continued increases in commodity costs through the third quarter of 2013.

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

Wendy’s revenues for the first nine months of 2013 include: (1) $1,611.9 million of sales at company-owned restaurants, (2) $48.0 million from our company-owned bakery, (3) $213.7 million of royalty revenue from franchisees and (4) $21.4 million of other franchise-related revenue and other revenues. Substantially all of our royalty agreements provide for royalties of 4.0% of franchisees’ sales.

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

Refinancings of the Credit Agreement and Other Indebtedness

As further described in “Liquidity and Capital Resources - Refinancings of the Credit Agreement and Other Indebtedness,” below, on May 16, 2013, Wendy’s amended and restated (the “Restated Credit Agreement”) its Credit Agreement, dated May 15, 2012 (the “Credit Agreement”). The Restated Credit Agreement, among other things, (1) lowered the interest rate margin and floor applicable to the existing term loan, (2) provided for a partial refinancing of the existing term loan with a new tranche of a term loan in an aggregate principal of $350.0 million and (3) extended the maturity date of the revolving credit facility by one year. Wendy’s recognized a loss on the early extinguishment of debt of $21.0 million in the second quarter of 2013 in connection with this refinancing.

The Restated Credit Agreement also allows Wendy’s to have liens in the form of cash collateralized letters of credit up to $40.0 million, in addition to the $70.0 million of letters of credit allowed under the revolving credit facility. During the three months ended September 29, 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral.

On September 24, 2013, Wendy’s entered into an amendment (the “Amendment”) to its Restated Credit Agreement to borrow additional Term A Loans (“Incremental Term Loans”) in an aggregate principal amount up to $225.0 million. On October 24, 2013, Wendy’s borrowed $225.0 million of Incremental Term Loans under the Amendment. Proceeds from the Incremental Term Loans, plus cash on hand, were used to redeem Wendy’s 6.20% Senior Notes due in 2014 (the “6.20% Senior Notes”). See “Liquidity and Capital Resources - Refinancings of the Credit Agreement and Other Indebtedness,” below for further discussion of the Amendment and related subsequent events.

Guarantees and Other Commitments

Franchise Image Activation Incentive Program
As disclosed in our Form 10-K, Wendy’s initiated a cash incentive program to encourage franchisees to participate in Wendy’s Image Activation program, which includes innovative exterior and interior restaurant designs for new and reimaged restaurants. The cash incentive program is for the reimaging of restaurants commenced in 2013 and totals up to $10.0 million. The Company has recognized expense for such incentives of $3.8 million and $5.1 million in general and administrative during the three and nine months ended September 29, 2013, respectively.
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

Japan JV Guarantee

Wendy’s and Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) have provided guarantees to certain lenders to the Japan JV. Both Wendy’s and Higa Partners have agreed to reimburse and indemnify the other party, should it become necessary, for their respective share of each other’s guarantees. Wendy’s and the Higa Partners’ share of each guarantee is based upon ownership percentages in effect at the time of the agreement. As of September 29, 2013, our portion of these contingent obligations totaled approximately $2.8 million based upon then current rates of exchange. The fair value of our guarantees is immaterial.

In January 2013, Wendy’s and the Higa Partners agreed to finance approximately $3.0 million and $0.7 million, respectively, of future anticipated cash requirements of the Japan JV, of which $1.0 million and $0.2 million, respectively, were contributed in April 2013. In August 2013, additional contributions of $1.0 million and $0.2 million were made by Wendy’s and the Higa Partners, respectively.

Our obligations, including the remaining funding of anticipated future cash requirements of the Japan JV of approximately $1.0 million, could total up to approximately $5.7 million if the Higa Partners are unable to perform their reimbursement and indemnify obligations to us.

Related Party Transactions

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, is party to an aircraft management and lease agreement, which is expected to expire in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduces the aggregate costs that the Company would otherwise incur in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first nine months of 2013 and 2012, our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $1.2 million and $0.7 million during the first nine months of 2013 and 2012, respectively.

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods. Certain percent changes between fiscal periods are considered not measurable or not meaningful (“n/m”).

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the three months ended September 29, 2013 and September 30, 2012:

	Three Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change
Revenues:
Sales	$558.0	$558.3	$(0.3)	(0.1)%
Franchise revenues	82.8	78.0	4.8	6.2
	640.8	636.3	4.5	0.7
Costs and expenses:
Cost of sales	469.2	478.4	(9.2)	(1.9)
General and administrative	76.5	72.2	4.3	6.0
Depreciation and amortization	44.3	41.9	2.4	5.7
Impairment of long-lived assets	5.3	—	5.3	n/m
Facilities action charges, net	22.3	11.4	10.9	95.6
Other operating (income) expense, net	(3.6)	1.2	(4.8)	n/m
	614.0	605.1	8.9	1.5
Operating profit	26.8	31.2	(4.4)	(14.1)
Interest expense	(15.6)	(21.6)	6.0	(27.8)
Loss on early extinguishment of debt	—	(49.9)	49.9	n/m
Investment income and other income, net	2.3	0.9	1.4	n/m
Income (loss) from continuing operations before income taxes and noncontrolling interests	13.5	(39.4)	52.9	n/m
(Provision for) benefit from income taxes	(15.6)	12.7	(28.3)	n/m
Loss from continuing operations	(2.1)	(26.7)	24.6	(92.1)
Net income from discontinued operations	—	0.5	(0.5)	n/m
Net loss	(2.1)	(26.2)	24.1	(92.0)
Net loss attributable to noncontrolling interests	0.2	—	0.2	n/m
Net loss attributable to The Wendy’s Company	$(1.9)	$(26.2)	$24.3	(92.7)%

	Third Quarter 2013		Third Quarter 2012
Sales:
Wendy’s	$541.3		$542.4
Bakery	16.7		15.9
Total sales	$558.0		$558.3

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$178.0	32.9%	$179.8	33.1%
Restaurant labor	157.8	29.1%	162.7	30.0%
Occupancy, advertising and other operating costs	121.6	22.5%	124.3	23.0%
Total cost of sales	457.4	84.5%	466.8	86.1%
Bakery	11.8	n/m	11.6	n/m
Total cost of sales	$469.2	84.1%	$478.4	85.7%

	Third Quarter 2013	Third Quarter 2012
Margin $:
Wendy’s	$83.9	$75.6
Bakery	4.9	4.3
Total margin	$88.8	$79.9

Wendy’s restaurant margin %	15.5%	13.9%

	Third Quarter 2013	Third Quarter 2012
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	3.2%	2.7%
Franchised restaurants	3.1%	2.9%
Systemwide	3.1%	2.8%

Total same-store sales:
Company-owned restaurants	3.2%	2.7%
Franchised restaurants (a)	3.2%	2.8%
Systemwide (a)	3.2%	2.8%
________________

(a) Includes international franchised restaurants same-store sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at June 30, 2013	1,421	5,121	6,542
Opened	6	13	19
Closed	(5)	(17)	(22)
Net (sold to) purchased by franchisees	(53)	53	—
Restaurant count at September 29, 2013	1,369	5,170	6,539

Sales	Change
Wendy’s	$(1.1)
Bakery	0.8
$(0.3)

The minimal decrease in sales during the third quarter of 2013 was primarily due to the impact of Wendy’s company-owned restaurants closed or sold, including under our system optimization initiative, during the third quarter of 2012 and thereafter, which resulted in a reduction in sales of $27.0 million. This reduction in sales was partially offset by incremental sales of $11.0 million from locations opened or acquired during that same time period. Sales during the third quarter of 2013 also increased due to an increase in our average per customer check amount, in part offset by a slight decrease in customer count. Our average per customer check amount increased primarily due to changes in the composition of our sales and strategic price increases on our menu items implemented in September 2012. Sales were negatively impacted by $2.7 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$4.8

The increase in franchise revenues during the third quarter of 2013 was primarily due to a 3.2% increase in franchise restaurant same-store sales, which we believe was primarily impacted by the same factors described above for company-owned restaurants. Franchise revenues were also positively impacted by a net increase in the number of franchise restaurants in operation during the third quarter of 2013 compared to 2012 and increases in initial franchise fees and rental income, resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative.

Wendy’s Cost of Sales	Change
Food and paper	(0.2)%
Restaurant labor	(0.9)%
Occupancy, advertising and other operating costs	(0.5)%
(1.6)%

The decrease in cost of sales, as a percent of sales, during the third quarter of 2013 was due to benefits from (1) strategic price increases on our menu items implemented in September 2012, (2) changes in the composition of our sales and (3) the favorable impact of new beverage contracts. As a percent of sales, these decreases in costs were partially offset by increased commodity costs.

General and Administrative	Change
Incentive compensation	$7.6
Franchise incentives	2.8
Employee compensation and related expenses	(4.7)
Other, net	(1.4)
$4.3

The increase in general and administrative expenses during the third quarter of 2013 was primarily due to increases in (1) incentive compensation accruals due to stronger operating performance as compared to plan in 2013 versus 2012 and (2) franchise incentive expense resulting from our Image Activation incentive program. These increases were partially offset by a decrease in employee compensation and related expenses primarily due to changes in staffing.

Depreciation and Amortization	Change
Restaurants	$1.9
Other	0.5
$2.4

Depreciation and amortization during the third quarter of 2013 includes accelerated depreciation of $0.9 million and $4.9 million on existing assets that will be replaced in 2013 and 2014, respectively, as part of our Image Activation program, compared to $4.5 million during the third quarter of 2012 on assets that were replaced during the fourth quarter of 2012. The increase in restaurant depreciation and amortization during the third quarter of 2013 also includes a $2.0 million increase on new and reimaged Image Activation restaurants. These increases were partially offset by a decrease in depreciation and amortization due to a reduction in restaurant assets resulting from sales of restaurants and impairment charges taken on restaurant assets subsequent to the third quarter of 2012. Other depreciation and amortization increased during the third quarter of 2013 in part due to depreciation on a new building and renovations at our corporate headquarters.

Impairment of Long-Lived Assets	Third Quarter 2013
Restaurants, primarily properties	$0.5
Aircraft	4.8
$5.3

During the third quarter of 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $4.8 million to reflect the aircraft at fair value based on current market values.

Facilities Action Charges, Net	Third Quarter
	2013	2012
System optimization initiative	$21.6	$—
Facilities relocation and other transition costs	0.6	11.3
Breakfast discontinuation	0.1	—
Arby’s transaction related costs	—	0.1
	$22.3	$11.4

During the third quarter of 2013, the Company recorded net expense totaling $21.6 million related to its system optimization initiative which is primarily comprised of (1) System Optimization Remeasurement of $12.4 million, (2) severance and related employee costs of $6.1 million and (3) accelerated amortization of $3.1 million. These costs were partially offset by a $1.7 million net gain on sales of restaurants.

During the third quarter of 2013 and 2012, the Company incurred costs aggregating $0.6 million and $11.3 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012.

Interest Expense	Change
Term loans	$(4.4)
Senior Notes	(2.0)
Other, net	0.4
$(6.0)

The decrease in interest expense during the third quarter of 2013 was primarily due to (1) the effect of lower effective interest rates on the current term loans compared to the prior term loan and (2) the purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes (the “Senior Notes”) in May and July 2012, respectively. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Credit Agreement in May 2012 and the Restated Credit Agreement in May 2013. See “Liquidity and Capital Resources - Refinancing of Credit Agreement and Other Indebtedness” below for further discussion.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt of $49.9 million in the third quarter of 2012 related to the repayment of debt with the proceeds of the 2012 term loan under the Credit Agreement. The components of the loss on the early extinguishment of debt incurred during the third quarter of 2012 are as follows:

Third Quarter 2012
Premium payment to redeem the Senior Notes	$33.1
Unaccreted discount on the Senior Notes	7.2
Deferred costs associated with the Senior Notes	9.6
Loss on early extinguishment of debt	$49.9

(Provision for) Benefit from Income Taxes	Change
Federal and state (expense) benefit on variance in income (loss) from continuing operations before income taxes and noncontrolling interests	$(13.8)
System optimization initiative	(14.2)
Prior year tax matters, including changes to unrecognized tax benefits and corrections	(2.5)
State income taxes net of federal benefit	2.5
Other	(0.3)
$(28.3)

Our income taxes in 2013 and 2012 were impacted by variations in income (loss) from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items, our system optimization initiative, 2012 prior year tax matters which did not recur and state income taxes net of federal benefit.

In connection with the Company’s system optimization initiative described above, the Company recorded a tax provision of $14.2 million during the third quarter of 2013 for (1) the effect of goodwill included in the gain on sales of restaurants which is not deductible for tax purposes and (2) an increase in net deferred state taxes due to changes in the Company’s expected future state taxes.

Net Income from Discontinued Operations

Net income from discontinued operations, for the three months ended September 30, 2012, includes income from discontinued operations of $0.8 million, net of a benefit from income taxes of $0.4 million and a loss on disposal of $0.3 million, net of a benefit from income taxes of $0.2 million.

Net Loss Attributable to Noncontrolling Interests

We have reflected a net loss attributable to noncontrolling interests of $0.2 million in the third quarter of 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. A wholly-owned subsidiary of Wendy’s owned a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan with the Higa Partners. In conjunction with additional capital contributions in April 2013, the partners executed an amendment to the original joint venture agreement which includes revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. In August 2013, additional contributions of $1.0 million and $0.2 million were made by Wendy’s and the Higa Partners, respectively. The ownership and profit distribution percentages, as defined, are 66.8% and 62.2% and 33.2% and 37.8%, respectively for Wendy’s and the Higa Partners as of September 29, 2013 and will change as future contributions are made to fund the Japan JV. As a result of the changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013. Prior to our acquisition of this additional interest, the Japan JV was accounted for as an unconsolidated affiliate under the equity method of accounting.

Under the equity method of accounting, we previously reported our 49% share of the net loss of the Japan JV in “Other operating (income) expense, net.” Beginning in the second quarter of 2013, we have reported the Japan JV’s results of operations in the appropriate line items in our condensed consolidated statements of operations. Net loss attributable to the Higa Partners’ ownership percentage is recorded in “Net loss attributable to noncontrolling interests.”

Results of Operations

The following tables included throughout this Results of Operations set forth in millions the Company’s consolidated results of operations for the nine months ended September 29, 2013 and September 30, 2012:

	Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change	% Change
Revenues:
Sales	$1,659.9	$1,644.4	$15.5	0.9%
Franchise revenues	235.1	231.0	4.1	1.8
	1,895.0	1,875.4	19.6	1.0
Costs and expenses:
Cost of sales	1,403.3	1,417.0	(13.7)	(1.0)
General and administrative	216.6	217.8	(1.2)	(0.6)
Depreciation and amortization	134.8	110.1	24.7	22.4
Impairment of long-lived assets	5.3	7.8	(2.5)	(32.1)
Facilities action charges, net	31.7	27.6	4.1	14.9
Other operating (income) expense, net	(3.0)	4.6	(7.6)	n/m
	1,788.7	1,784.9	3.8	0.2
Operating profit	106.3	90.5	15.8	17.5
Interest expense	(55.5)	(77.8)	22.3	(28.7)
Loss on early extinguishment of debt	(21.0)	(75.1)	54.1	(72.0)%
Investment income and other income (expense), net	—	30.5	(30.5)	n/m
Income (loss) from continuing operations before income taxes and noncontrolling interests	29.8	(31.9)	61.7	n/m
(Provision for) benefit from income taxes	(17.8)	14.4	(32.2)	n/m
Income (loss) from continuing operations	12.0	(17.5)	29.5	n/m
Net income from discontinued operations	—	0.5	(0.5)	n/m
Net income (loss)	12.0	(17.0)	29.0	n/m
Net loss (income) attributable to noncontrolling interests	0.4	(2.3)	2.7	n/m
Net income (loss) attributable to The Wendy’s Company	$12.4	$(19.3)	$31.7	n/m

	Nine Months 2013		Nine Months 2012
Sales:
Wendy’s	$1,611.9		$1,592.1
Bakery	48.0		52.3
Total sales	$1,659.9		$1,644.4

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$529.7	32.9%	$529.9	33.3%
Restaurant labor	478.2	29.7%	480.2	30.2%
Occupancy, advertising and other operating costs	361.6	22.4%	370.1	23.2%
Total cost of sales	1,369.5	85.0%	1,380.2	86.7%
Bakery	33.8	n/m	36.8	n/m
Total cost of sales	$1,403.3	84.5%	$1,417.0	86.2%

	Nine Months 2013	Nine Months 2012
Margin $:
Wendy’s	$242.4	$211.9
Bakery	14.2	15.5
Total margin	$256.6	$227.4

Wendy’s restaurant margin %	15.0%	13.3%

	Nine Months 2013	Nine Months 2012
Wendy’s restaurant statistics:
North America same-store sales:
Company-owned restaurants	1.5%	2.3%
Franchised restaurants	1.4%	2.3%
Systemwide	1.4%	2.3%

Total same-store sales:
Company-owned restaurants	1.5%	2.3%
Franchised restaurants (a)	1.4%	2.3%
Systemwide (a)	1.4%	2.3%
________________

(a)	Includes international franchised restaurants same-store sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2012	1,427	5,133	6,560
Opened	13	38	51
Closed	(14)	(58)	(72)
Net (sold to) purchased by franchisees	(57)	57	—
Restaurant count at September 29, 2013	1,369	5,170	6,539

Sales	Change
Wendy’s	$19.8
Bakery	(4.3)
$15.5

The increase in sales during the first nine months of 2013 was primarily due to the impact of Wendy’s company-owned restaurants opened or acquired during the third quarter of 2012 and thereafter, which resulted in incremental sales of $66.5 million. This increase in sales was partially offset by a reduction in sales of $61.3 million from locations closed or sold, including under our system optimization initiative, during that same time period. Sales during the first nine months of 2013 also increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items implemented in September 2012, and changes in the composition of our sales. Sales during the first nine months of 2013 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program. Sales were also negatively impacted by $3.8 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$4.1

The increase in franchise revenues during the first nine months of 2013 was primarily due to a 1.4% increase in franchise restaurant same-store sales, which we believe was primarily impacted by the same factors described above for company-owned restaurants. Franchise revenues were also positively impacted by initial franchise fees and rental income recognized in connection with sales of company-owned restaurants to franchisees under our system optimization initiative.

Wendy’s Cost of Sales	Change
Food and paper	(0.4)%
Restaurant labor	(0.5)%
Occupancy, advertising and other operating costs	(0.8)%
(1.7)%

The decrease in cost of sales, as a percent of sales, during the first nine months of 2013, was primarily due to benefits from (1) strategic price increases on our menu items implemented in September 2012, (2) changes in the composition of our sales (3) a decrease in breakfast advertising expenses and (4) the favorable impact of new beverage contracts. As a percent of sales, these decreases in costs were partially offset by increased commodity costs.

General and Administrative	Change
Employee compensation and related expenses	$(9.1)
Franchise taxes	(1.8)
Capitalized internal labor costs	(1.5)
Incentive compensation	10.1
Severance expense	3.1
Other, net	(2.0)
$(1.2)

The decrease in general and administrative expenses during the first nine months of 2013 was primarily due to (1) a decrease in employee compensation and related expenses primarily due to changes in staffing, partially offset by an increase in share-based compensation, (2) a decrease in franchise taxes and (3) an increase in capitalized internal labor costs as a result of our Image Activation program. These decreases were partially offset by increases in (1) incentive compensation accruals due to stronger operating performance as compared to plan in 2013 versus 2012 and (2) severance expense as a result of the terms of a separation agreement with an executive.

Depreciation and Amortization	Change
Restaurants	$23.3
Other	1.4
$24.7

Depreciation and amortization during the first nine months of 2013 includes accelerated depreciation of $19.6 million and $4.9 million on existing assets that will be replaced in 2013 and 2014, respectively, as part of our Image Activation program, compared to $6.9 million during the first nine months of 2012 on assets that were being replaced during 2012. The increase in restaurant depreciation and amortization during the first nine months of 2013 also includes a $5.5 million increase on new and reimaged Image Activation restaurants. Other depreciation and amortization increased during the first nine months of 2013 in part due to depreciation on a new building and renovations at our corporate headquarters.

Impairment of Long-Lived Assets	Change
Restaurants, primarily properties	$(5.7)
Aircraft	3.2
$(2.5)

The decrease in restaurant impairment during the first nine months of 2013 was primarily due to improved operating performance and the level of impairment charges taken in prior periods on properties at underperforming locations. Impairment charges primarily include charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

During the first quarter of 2012, impairment losses of $1.6 million were recorded to reflect a company-owned aircraft at fair value as a result of classifying the aircraft as held for sale. Subsequently, during the second quarter of 2012, the Company decided to lease the aircraft and as a result reclassified the aircraft to held and used. During the third quarter of 2013, the Company decided to sell both of its company-owned aircraft and recorded an impairment charge of $4.8 million to reflect the aircraft at fair value based on current market values.

Facilities Action Charges, Net	Nine Months
	2013	2012
System optimization initiative	$26.4	$—
Facilities relocation and other transition costs	3.9	26.3
Breakfast discontinuation	1.1	—
Arby’s transaction related costs	0.3	1.3
	$31.7	$27.6

During the first nine months of 2013, the Company recorded net expense totaling $26.4 million related to its system optimization initiative which is primarily comprised of (1) System Optimization Remeasurement of $18.4 million, (2) severance and related employee costs of $6.1 million and (3) accelerated amortization of $3.1 million. These costs were partially offset by a $2.9 million net gain on sales of restaurants.

During the first nine months of 2013 and 2012, the Company incurred facilities relocation and other transition costs aggregating $3.9 million and $26.3 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012.

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

Interest Expense	Change
Senior Notes	$(28.6)
Term loans	6.3
$(22.3)

The decrease in interest expense during the first nine months of 2013 was primarily due to the purchase and redemption of the Senior Notes in May and July 2012, respectively. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding and lower effective interest rates on the current term loans compared to the prior term loan. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Credit Agreement in May 2012 and the Restated Credit Agreement in May 2013. See “Liquidity and Capital Resources - Refinancing of Credit Agreement and Other Indebtedness” below for further discussion.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt as a result of refinancing its existing Credit Agreement on May 16, 2013, as described below in “Liquidity and Capital Resources - Refinancing of Credit Agreement and Other Indebtedness,” as follows:

Nine Months 2013
Unaccreted discount on Term B Loan	$9.6
Deferred costs associated with the Credit Agreement	11.4
Loss on early extinguishment of debt	$21.0

During the first nine months of 2012, Wendy’s incurred a loss on the early extinguishment of debt of $75.1 million related to the repayment of debt with the proceeds of the 2012 term loan under the Credit Agreement. The components of the loss on the early extinguishment for the first nine months of 2012 are as follows:

Nine Months 2012
Premium payment to redeem/purchase the Senior Notes	$43.2
Unaccreted discount on the Senior Notes	9.3
Deferred costs associated with the Senior Notes	12.4
Unaccreted discount on the 2010 term loan	1.7
Deferred costs associated with the 2010 term loan	8.5
Loss on early extinguishment of debt	$75.1

(Provision for) Benefit from Income Taxes	Change
Federal and state (expense) benefit on variance in income (loss) from continuing operations before income taxes and noncontrolling interests	$(16.5)
System optimization initiative	(14.2)
Prior year tax matters, including changes to unrecognized tax benefits and corrections	(2.6)
Reversal of deferred taxes on investment in foreign subsidiaries now considered permanently invested outside of the U.S.	1.8
Other	(0.7)
$(32.2)

Our income taxes in 2013 and 2012 were impacted by variations in income (loss) from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items, our system optimization initiative, 2012 prior year tax matters which did not recur, state income taxes net of federal benefit and a reversal of deferred taxes on investments in foreign subsidiaries now considered permanently invested outside of the United States.

During the first quarter of 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and Wendy’s intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company reversed $1.8 million of deferred tax liabilities relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.
In connection with the Company’s system optimization initiative described above, the Company recorded a tax provision of $14.2 million during the third quarter of 2013 for (1) the effect of goodwill included in the gain on sales of restaurants which is not deductible for tax purposes and (2) an increase in net deferred state taxes due to changes in the Company’s expected future state taxes.
Net Income from Discontinued Operations

Net income from discontinued operations for the nine months ended September 30, 2012 includes income from discontinued operations of $0.8 million, net of a benefit from income taxes of $0.4 million and a loss on disposal of $0.3 million, net of a benefit from income taxes of $0.2 million.

Net Loss (Income) Attributable to Noncontrolling Interests

We have reflected a net loss attributable to noncontrolling interests of $0.4 million during the first nine months of 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. A wholly-owned subsidiary of Wendy’s owned a 49% share in a joint venture for the operation of Wendy’s restaurants in Japan with the Higa Partners. In conjunction with additional capital contributions in April 2013, the partners executed an amendment to the original joint venture agreement which includes revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. In August 2013, additional contributions of $1.0 million and $0.2 million were made by Wendy’s and the Higa Partners, respectively. The ownership and profit distribution percentages, as defined, are 66.8% and 62.2% and 33.2% and 37.8%, respectively for Wendy’s and the Higa Partners as of September 29, 2013 and will change as future contributions are made to fund the Japan JV. As a result of the changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013. Prior to our acquisition of this additional interest, the Japan JV was accounted for as an unconsolidated affiliate under the equity method of accounting.

Under the equity method of accounting, we previously reported our 49% share of the net loss of the Japan JV in “Other operating (income) expense, net.” Beginning in the second quarter of 2013, we have reported the Japan JV’s results of operations in the appropriate line items in our condensed consolidated statements of operations. Net loss attributable to the Higa Partners’ ownership percentage is recorded in “Net loss (income) attributable to noncontrolling interests.”

We have reflected net income attributable to noncontrolling interests of $2.3 million, net of an income tax benefit of $1.3 million during the first nine months of 2012 in connection with the equity and profit interests in Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary, which held our investment in Jurlique International Pty Ltd. (“Jurlique”). Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided the Former Executives and certain other former employees, equity and profits interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3.7 million to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives in the first quarter of 2012. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Cash provided by operating activities increased $128.1 million in the first nine months of 2013 as compared to the first nine months of 2012, primarily due to changes in our net income (loss) and non-cash items as well as the following:

•
a $53.7 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to (1) decreases in interest payments partially offset by decreases in interest accruals due to the net effect of the May 15, 2012 Credit Agreement and the related purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes in May and July 2012, respectively, (2) an increase in the incentive compensation accrual for the 2013 fiscal year due to stronger operating performance partially offset by an increase in payments for the 2012 fiscal year, (3) decreases in payments for income taxes, net of refunds and (4) a decrease in payments for severance and an increase in accruals, including for our system optimization initiative.

Additionally, during the first nine months of 2013, the Company had the following significant uses and sources of cash other than from operating activities:

•
Cash capital expenditures totaling $130.8 million, which included $75.1 million for Image Activation restaurants, $1.6 million for other restaurants, $6.1 million for the construction of a new building and renovations at our corporate headquarters and $48.0 million for various capital projects;

•	Proceeds from dispositions of $44.1 million, including $25.7 million from restaurant dispositions under our system optimization initiative;

•	Increase in restricted cash of $22.6 million related to the cash collateral for outstanding letters of credit as discussed below in “Refinancings of the Credit Agreement and Other Indebtedness;”

•
Proceeds from long-term debt of $350.0 million which were offset by repayments of $358.4 million primarily due to the partial refinancing of our existing term loan in connection with the Restated Credit Agreement;

•	Dividend payments of $51.1 million;

•	Stock repurchases of $41.5 million; and

•	Financing cost payments of $5.8 million resulting from the refinancing of our Credit Agreement and Restated Credit Agreement.
The net cash provided by our business before the effect of exchange rate changes on cash was approximately $61.6 million.

Sources and Uses of Cash for the Remainder of 2013

Our anticipated sources of cash and cash requirements for the remainder of 2013, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $104.2 million, which would result in total cash capital expenditures for the year of approximately $235.0 million;

•	Quarterly cash dividends aggregating up to approximately $19.6 million as discussed below in “Dividends;”

•	Restaurant dispositions under our system optimization initiative;

•	Stock repurchases of up to $58.6 million; and

•
Proceeds from the Incremental Term Loans of $225.0 million, plus cash on hand, which were used to redeem the 6.20% Senior Notes subsequent to the third quarter of 2013 as discussed below in “Refinancings of the Credit Agreement and Other Indebtedness.”

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Refinancings of the Credit Agreement and Other Indebtedness

On May 16, 2013, Wendy’s amended and restated its Credit Agreement, dated as of May 15, 2012. The Restated Credit Agreement is comprised of (1) a $350.0 million senior secured term loan facility (“Term A Loan”) which will mature on May 15,

2018 and bears interest at the Eurodollar Rate (as defined in the Restated Credit Agreement) plus 2.25%, (2) a $769.4 million senior secured term loan facility (“Term B Loan”) which will mature on May 15, 2019 and bears interest at Eurodollar Rate plus 2.50% with a floor of 0.75% and (3) a $200.0 million senior secured revolving credit facility which will mature on May 15, 2018. The proceeds from the Term A Loan were used to refinance a portion of our existing Term B Loan (formerly described in our Form 10-K as the “Term Loan”). The terms and amounts of the senior secured revolving credit facility are unchanged with the exception of the maturity date which was extended from May 15, 2017.

During the three months ended June 30, 2013, Wendy’s incurred $5.6 million in fees related to the refinancing, which are being amortized to “Interest expense” utilizing the effective interest rate method through the maturities of the related debt instruments.

As a result of the refinancing of its existing Credit Agreement, Wendy’s recorded debt extinguishment costs of $21.0 million in the second quarter of 2013.

The Credit Agreement includes a revolving credit facility which includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The Restated Credit Agreement also allows Wendy’s to have liens in the form of cash collateralized letters of credit up to an additional $40.0 million. During the three months ended September 29, 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. As of September 29, 2013, Wendy’s had outstanding cash collateralized letters of credit of $22.6 million. The related cash collateral is classified as restricted cash and included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of September 29, 2013.

On September 24, 2013, Wendy’s entered into the Amendment to its Restated Credit Agreement to borrow Incremental Term Loans in an aggregate principal amount up to $225.0 million. As a result of the execution of the Amendment, the outstanding 6.20% Senior Notes have been classified as long-term debt in our condensed consolidated balance sheet as of September 29, 2013. The Amendment does not contain any material changes to existing covenants or other terms of the Restated Credit Agreement, except as described above. During the three months ended September 29, 2013, Wendy’s incurred $2.3 million in fees related to the refinancing, which have been capitalized and included in “Deferred costs and other assets” in the condensed consolidated balance sheet. The interest rates on Term A Loan and Term B Loan were 2.43% and 3.25%, respectively, as of September 29, 2013.

On October 24, 2013, Wendy’s borrowed $225.0 million of Incremental Term Loans under the Amendment, further described above. Proceeds from the Incremental Term Loans, plus cash on hand, were used to redeem all amounts outstanding on the aggregate principal amount of the 6.20% Senior Notes at a price equal to 103.8%, as defined in the 6.20% Senior Notes and accrued and unpaid interest to the redemption date. In connection with the redemption of the 6.20% Senior Notes, in the fourth quarter we terminated the related interest rate swaps with notional amounts totaling $225.0 million which had been designated as fair value hedges. Consequently, during the fourth quarter of 2013, Wendy’s will recognize a loss on the early extinguishment of debt of approximately $7.5 million which will primarily include (1) a premium payment, as defined in the 6.20% Senior Notes, totaling $8.4 million, (2) the remaining $3.2 million of the fair value adjustment previously recorded in connection with the Wendy’s merger, partially offset by (3) a $4.1 million benefit from the cumulative effect of our fair value hedges.

Dividends

On March 15, 2013, June 17, 2013 and September 17, 2013, The Wendy’s Company paid quarterly cash dividends of $0.04, $0.04, and $0.05 per share on its common stock, respectively, aggregating $51.1 million. On October 31, 2013, The Wendy’s Company declared a dividend of $0.05 per share to be paid on December 16, 2013 to shareholders of record as of December 2, 2013. As a result of this dividend declaration, The Wendy’s Company’s total cash requirement for dividends for the fourth quarter of 2013 will be approximately $19.6 million based on the number of shares of its common stock outstanding at November 1, 2013. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Treasury Stock Purchases

Our Board of Directors has authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible.  During the first nine months of 2013, we repurchased 5.5 million shares for an aggregate purchase price of $41.4 million, excluding commissions. No repurchases were made subsequent to the third quarter through November 1, 2013.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat continued to have a significant effect on our results of operations through the third quarter of 2013 and is expected to continue to have an adverse effect on us in the future. The extent of any impact will depend in part on our ability to anticipate and react to changes in commodity costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 29, 2013, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 30, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 29, 2013. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2013, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the design or operation of procedures related to internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2013:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July 1, 2013 through August 4, 2013	2,080,022	$7.09	1,875,435	$86,658,540
August 5, 2013 through September 1, 2013	3,692,326	$7.79	2,755,049	$65,255,189
September 2, 2013 through September 29, 2013	907,737	$7.83	851,800	$58,626,755
Total	6,680,085	$7.58	5,482,284	$58,626,755

(1)
Includes 1,197,801 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)    In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through
December 29, 2013, when and if market conditions warrant and to the extent legally permissible. No repurchases were made subsequent to the third quarter through November 1, 2013.

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

2.7
Asset Purchase Agreement by and among Wendy’s International, Inc., as seller, SeaWend, Ltd., as purchaser, and Cedar Enterprises, Inc., J. David Karam, Joseph D. Karam and James M. Karam, as guarantors, dated as of October 1, 2013, incorporated herein by reference to Exhibit 2.1 of The Wendy’s Company Current Report on Form 8-K filed on October 7, 2013 (SEC file no. 001-02207).

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

10.1
Amendment No. 1, dated September 24, 2013, to the Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 24, 2013 (SEC file no. 001-02207).

10.2	Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan (SEC file no. 001-02207).* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 7, 2013	By: /s/Todd A. Penegor
Todd A. Penegor
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 7, 2013	By: /s/Steven B. Graham
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

2.7
Asset Purchase Agreement by and among Wendy’s International, Inc., as seller, SeaWend, Ltd., as purchaser, and Cedar Enterprises, Inc., J. David Karam, Joseph D. Karam and James M. Karam, as guarantors, dated as of October 1, 2013, incorporated herein by reference to Exhibit 2.1 of The Wendy’s Company Current Report on Form 8-K filed on October 7, 2013 (SEC file no. 001-02207).

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

10.1
Amendment No. 1, dated September 24, 2013, to the Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 24, 2013 (SEC file no. 001-02207).

10.2	Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan (SEC file no. 001-02207).* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith
**	Identifies a management contract or compensatory plan or arrangement.