Form 10-K
period 2013-12-29
Wendy's Co
filed 2014-02-27
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 29, 2013
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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 28, 2013 was approximately $1,657.3 million. As of February 21, 2014, there were 366,161,754 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 29, 2013.

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

•
consumer concerns over nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu;”

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

•
the difficulty in predicting the ultimate costs associated with the sale of restaurants under the Company’s system optimization initiative, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants, and the future benefits to the Company’s earnings, restaurant operating margin, cash flow and depreciation; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1. Business.

Introduction

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, Inc., now known as Wendy’s International, LLC (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries.

As of December 29, 2013, the Wendy’s restaurant system was comprised of 6,557 restaurants, of which 1,183 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “company-owned” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

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

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly-owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 29, 2013, there were 6,158 Wendy’s restaurants in operation in North America. Of these restaurants, 1,183 were operated by Wendy’s and 4,975 by a total of 424 franchisees. In addition, at December 29, 2013, there were 399 franchised Wendy’s restaurants in operation in 27 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) franchise related revenues including royalties, rents and initial franchise fees received from Wendy’s franchised restaurants; and (3) sales from our company-owned bakery.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with Tim Hortons Inc., a quick-service restaurant chain. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of December 29, 2013, there were 103 Wendy’s restaurants in operation that were owned by the joint venture.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2013, Wendy’s opened 26 new company-owned restaurants and closed 27 generally underperforming company-owned restaurants. In addition, Wendy’s purchased one restaurant from a franchisee and sold 244 restaurants to franchisees. During 2013, Wendy’s franchisees opened 76 new restaurants and closed 78 generally underperforming restaurants. The restaurants sold to franchisees were sold as part of the system optimization initiative which is further described in “Acquisitions and Dispositions of Wendy’s Restaurants” below.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2011 to 2013:

	2013	2012	2011
Restaurants open at beginning of period	6,560	6,594	6,576
Restaurants opened during period	102	101	89
Restaurants closed during period	(105)	(135)	(71)
Restaurants open at end of period	6,557	6,560	6,594

During the period from January 2, 2011, through December 29, 2013, 292 Wendy’s restaurants were opened and 311 generally underperforming Wendy’s restaurants were closed.

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

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 64.8%, 65.3% and 65.1% in 2013, 2012 and 2011, respectively.

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

Wendy’s does not sell food or supplies, other than sandwich buns, to its franchisees. The New Bakery of Zanesville, LLC, a 100% owned subsidiary (the “Bakery”), is a producer of buns for some Wendy’s restaurants, and to a lesser extent for outside parties. At December 29, 2013, The New Bakery Co. of Ohio, Inc., another 100% owned subsidiary of Wendy’s, supplied 733 restaurants operated by Wendy’s and 2,263 restaurants operated by franchisees. The Bakery also produces and sells some products to customers in the grocery and other food service businesses.

Raw Materials and Purchasing

As of December 29, 2013, five independent processors (five total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, six independent processors (eight total production facilities) supplied all of Wendy’s chicken in the United States.

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

QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada. All QSCC members (including Wendy’s) pay sourcing fees to third-party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which include beef, poultry, pork, buns, french fries, Frosty™ dessert ingredients, and produce. Animal welfare audits are also conducted every year at all beef, poultry, and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, poultry, and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Each year, Wendy’s representatives conduct unannounced inspections of all company and franchise restaurants to test conformance to our sanitation, food safety, and operational requirements. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2014 to 2023, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive and includes well-established competitors. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Wendy’s also competes within the food service industry and the quick-service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants. Wendy’s continues to implement its Image Activation program, which includes innovative exterior and interior restaurant designs, with plans for significantly more new and reimaged Company and franchisee restaurants in 2014 and beyond. Wendy’s People Activation program differentiates the Company from its competitors by its selection and performance of restaurant employees that provide friendly and engaged customer service in our restaurants.

Many of the leading restaurant chains continue to focus on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting, including the use of coupons, in the quick-service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s. In addition, we believe that the growth of fast casual chains and other in-line competitors causes some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick-service dining.

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

Acquisitions and Dispositions of Wendy’s Restaurants

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by the end of the first quarter of 2014. The Wendy’s system optimization initiative also includes the consolidation of regional and divisional territories, which has been completed as of the beginning of the 2014 fiscal year.
In addition, Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees not part of the system optimization initiative. Wendy’s intends to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of company-owned restaurants to existing and new franchisees not as part of the system optimization initiative. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Franchised Restaurants

As of December 29, 2013, Wendy’s franchisees operated 4,975 Wendy’s restaurants in 49 states, the District of Columbia and Canada.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement (non-traditional locations may operate under an amended agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of monthly sales, as defined in the agreement, from the operation of the restaurant or $1,000, whichever is greater. The agreement also typically requires that the franchisee pay Wendy’s an initial technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $40,000 for each restaurant.

The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring company owned restaurants and in the development and opening of new restaurants. In certain limited instances (such as the regranting of franchise rights for a previously closed restaurant, a reduced franchise agreement term, or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

Wendy’s also enters into development and/or relationship agreements with certain franchisees. The development agreement provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using the Image Activation design within a stated territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements. The relationship agreement addresses other aspects of the franchisor-franchisee relationship, such as restrictions on operating competing restaurants, participation in brand initiatives such as the Image Activation program, employment of approved operators, confidentiality and restrictions on engaging in sale/leaseback or debt refinancing transactions without Wendy’s prior consent.

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is currently C$40,000 for each restaurant.

Wendy’s has an incentive program for franchisees that commence Image Activation restaurant remodels or open newly constructed Image Activation design restaurants during 2014 and for franchisees that open newly constructed Image Activation design restaurants during 2015. The incentive program provides reductions in royalty payments for up to the first three years after the completion of construction. In addition, the program includes cash incentives for new and remodeled restaurants in the Image Activation design during 2014. Wendy’s also had an incentive program for franchisees’ participation in Wendy’s Image Activation program during 2013.

In addition to the Image Activation incentive programs described above, Wendy’s has executed an agreement to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender is providing loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation program.

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

See Note 5 and Note 20 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events.  Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. The contribution rate for United States restaurants during 2013 generally was 3.25% of retail sales for national advertising and 0.75% of retail sales for local and regional advertising. As of January 1, 2014, the rates generally became 3.50% and 0.50%, respectively. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising. See Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of December 29, 2013, Wendy’s had 399 franchised restaurants in 27 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. Since the beginning of 2009, development agreements have been announced for Wendy’s locations to be opened in the following countries and territories: Singapore, the Middle East, North Africa, the Russian Federation, the Eastern Caribbean, Argentina, Japan, Georgia, the Republic of Azerbaijan, Ecuador and Chile. These development agreements include rights for 22 countries in which no Wendy’s restaurants were open as of December 29, 2013. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy over the coming years. Wendy’s has granted development rights in certain countries and territories listed under Item 2 of this Form 10-K.

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

Legal and Environmental Matters

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

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Employees

As of December 29, 2013, the Company had approximately 37,000 employees, including approximately 2,500 salaried employees and approximately 34,500 hourly employees. We believe that our employee relations are satisfactory.

Item 1A.  Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2014, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Our success depends in part upon the continued retention of certain key personnel.

There were a number of changes in our senior management team in 2011 through 2013, including the appointment of a new President and Chief Executive Officer. We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team. The failure by us to retain members of our senior management team in the future could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our business.

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

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter our market areas and target our customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, better locations, better facilities, better management, better products, more effective marketing and more efficient operations. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick-service restaurant industry better than we can. Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers. All such competition may adversely affect our revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants.

Changes in consumer tastes and preferences, and in discretionary consumer spending, could result in a decline in sales at company-owned restaurants and in the royalties that we receive from franchisees.

The quick-service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending or a decline in consumer food-away-from-home spending could hurt our revenues, results of operations, business and financial condition.

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

Consumer concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu,” could affect demand for our products.

Consumer concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu,” could result in less demand for our products and a decline in sales at company-owned restaurants and in royalties from sales at franchised restaurants.

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

Throughout 2014, Wendy’s plans to reimage approximately 200 existing company-owned restaurants and open approximately 15 new company-owned restaurants under its Image Activation program, with plans for significantly more new and reimaged Company and franchisee restaurants in 2015 and beyond. Wendy’s also expects that franchisees will reimage between 150 and 200 restaurants and build approximately 45 new Image Activation restaurants in 2014.

Wendy’s has an incentive program for franchisees that commence Image Activation restaurant remodels or open newly constructed Image Activation design restaurants during 2014 and for franchisees that open newly constructed Image Activation design restaurants during 2015. The incentive program provides reductions in royalty payments for up to the first three years after the completion of construction. In addition, the program includes cash incentives for new and remodeled restaurants in the Image Activation design during 2014. These incentives could result in additional expense and/or a reduction of royalties or other revenues received from franchisees in the future. Wendy’s also had an incentive program for franchisees’ participation in Wendy’s Image Activation program during 2013.

The Company’s Image Activation program may not positively affect sales at company-owned restaurants or improve results of operations. There can be no assurance that sales at participating franchised restaurants will achieve or maintain projected levels or that after giving effect to the incentives provided to franchisees the Company’s results of operations will improve.

Further, it is possible that Wendy’s may provide other financial incentives to franchisees to participate in the Image Activation program. These incentives could also result in additional expense and/or a reduction of royalties or other revenues received from franchisees in the future. If Wendy’s provides incentives to franchisees related to financing of the Image Activation program, Wendy’s may incur costs related to loan guarantees, interest rate subsidies and/or costs related to collectability of loans.

In addition, most of the Wendy’s system consists of franchised restaurants. Many of our franchisees will need to borrow funds in order to participate in the Image Activation program. Other than the incentive programs described above, Wendy’s generally does not provide franchisees with financing but it is actively developing third-party financing sources for franchisees. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants and our future growth and results of operations could be adversely affected.

Our financial results are affected by the operating results of franchisees.

As of December 29, 2013, approximately 82% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.

Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

The system optimization initiative involves risks that could adversely affect our business and financial results.

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by the end of the first quarter of 2014. There are a number of risks associated with the system optimization initiative, including the difficulty in predicting the ultimate costs associated with the sale of restaurants, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants, and the future benefits to the Company’s earnings, restaurant operating margin, cash flow and depreciation. If Wendy’s is unable to manage these risks effectively, our business and financial results could be adversely affected.
Wendy’s may be unable to manage effectively the acquisition and disposition of restaurants not part of the system optimization initiative, which could adversely affect our business and financial results.

Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees not part of the system optimization initiative. Wendy’s intends to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of company-owned restaurants to existing and new franchisees not part of the system optimization initiative. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable. In addition, the operations of restaurants that the brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of franchised restaurants pose various risks to brand operations, including:

•	diversion of management’s attention to the integration of acquired restaurant operations;

•	increased operating expenses and the inability to achieve expected cost savings and operating efficiencies;

•	exposure to liabilities arising out of sellers’ prior operations of acquired restaurants; and

•	incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases.

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

As of December 29, 2013, Wendy’s leased or owned the land and/or the building for 1,183 Wendy’s restaurants. Wendy’s also owned 138 and leased 276 properties that were either leased or subleased principally to franchisees as of December 29, 2013. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Wendy’s is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities. In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See “Item 1. Business - General - Legal and Environmental Matters.”

Wendy’s leases real property generally for initial terms of 20 years with two to four additional options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

Due to the concentration of Wendy’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of December 29, 2013, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 28 foreign countries and territories. As of December 29, 2013 and as detailed in “Item 2. Properties,” the 8 leading states by number of operating units were: Florida, Ohio, Texas, Georgia, Michigan, California, Pennsylvania and North Carolina. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

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

Labor is a primary component in the cost of operating our company-owned restaurants. Wendy’s devotes significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages and government-mandated health care benefits) or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If the brand is unable to do so, our results of operations could be adversely affected.

The Company, through a subsidiary, has withdrawn from a multiemployer pension plan. Wendy’s assumed an estimated withdrawal liability in the fourth quarter of 2013, but the final withdrawal liability will be determined through discussions with the pension fund administrator and resolution of a charge filed with the National Labor Relations Board.

Prior to the fourth quarter of 2013, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, now known as The New Bakery Company, LLC, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan. The Bakery remitted contributions based on hours worked by covered, unionized employees pursuant to a collective bargaining agreement that expired on March 31, 2013 and the Rehabilitation Plan adopted by the Union Pension Fund in accordance with the provisions of the Pension Protection Act of 2006 due to the underfunded status of the plan.

In December of 2013, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator has acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13.5 million based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which has been included in “Cost of sales.” The final withdrawal liability will be determined through discussions between the Bakery and the Union Pension Fund administrator and the resolution of a charge filed with the National Labor Relations Board related to the matter brought by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO.  The Bakery believes it has meritorious defenses to the charge.

The unionized employees became eligible to participate in the 401(k) Plan as of December 5, 2013.

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

Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have contributed to the obesity of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid, and even if we are not found liable or the concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of Wendy’s franchisees could also hurt our business as a whole.

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

Changes in legal or regulatory requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, government-mandated health care benefits, tax legislation, federal ethanol policy and accounting standards, may adversely affect our ability to open new restaurants or otherwise hurt our existing and future operations and results.

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

Federal laws, rules and regulations address many aspects of our business, such as franchising, federal ethanol policy, minimum wages and taxes. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. Changes in laws, rules, regulations and governmental policies could increase our costs and adversely affect our existing and future operations and results.

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are also anticipated to increase our costs and the costs of our franchisees. Our compliance with the PPACA may result in significant modifications to our employment and benefits policies and practices.  Because of continuing modification of existing regulations and the absence of final implementing regulations, we currently cannot predict the timing or amount of those cost increases or modifications to our business practices. However, the cost increases may be material and such modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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

In addition to many of the risk factors described throughout this Item 1A, Wendy’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, risk of corruption and violations of the United States Foreign Corrupt Practices Act or similar laws of other countries, differing cultures and consumer preferences, the inability to adapt to international customer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development and/or operation of new restaurants, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

We have entered into interest rate swaps and other derivative contracts as described in Note 11 of the Financial Statements and Supplementary Data included in Item 8 herein, and we may enter into additional swaps in the future. We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

Wendy’s and its subsidiaries are subject to various restrictions, and substantially all of their non-real estate assets are pledged and subject to certain restrictions, under a credit agreement.

On May 16, 2013, Wendy’s amended and restated its credit agreement, dated May 15, 2012 (the “Restated Credit Agreement”). The Restated Credit Agreement is comprised of a $350.0 million senior secured term loan facility (“Term A Loans”), a partial refinancing of our existing term loan resulting in a $769.4 million senior secured term loan facility (“Term B Loans”) and a $200.0 million senior secured revolving credit facility.  The Restated Credit Agreement also contains provisions for an uncommitted increase of up to $275.0 million principal amount of the Term B Loans subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit and allows for liens in the form of cash collateralized letters of credit up to an additional $40.0 million. During 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. Therefore, as of December 29, 2013, there were no amounts outstanding under the revolving credit facility.

On September 24, 2013, Wendy’s entered into an amendment (the “Amendment”) to its Restated Credit Agreement to borrow an aggregate principal amount up to $225.0 million of additional Term A Loans (“Incremental Term Loans”). On October 24, 2013, Wendy’s borrowed $225.0 million of Incremental Term Loans under the Amendment.
The obligations under the Restated Credit Agreement are secured by substantially all of the non-real estate assets and stock of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries) and 65% of the stock of certain of its foreign subsidiaries, in each case subject to certain limitations and exceptions. The affirmative and negative covenants in the Restated Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Restated Credit Agreement are (i) a consolidated interest coverage ratio, and (ii) a consolidated senior secured leverage ratio. For purposes of these covenants, “consolidated” means the combined results of Wendy’s and its subsidiaries (other than unrestricted subsidiaries). The covenants generally do not restrict The Wendy’s Company or any of its subsidiaries that are not subsidiaries of Wendy’s.  If Wendy’s and its subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Restated Credit Agreement, then Wendy’s would be in default under the terms of the agreement, which would preclude the payment of dividends to The Wendy’s Company, restrict access to the revolving credit facility, and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness. See Note 10 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Restated Credit Agreement.

Wendy’s has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.

Wendy’s has a significant amount of debt and debt service requirements. As of December 29, 2013, on a consolidated basis, there was approximately $1.5 billion of outstanding debt.

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under the Restated Credit Agreement;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that are less leveraged.

In addition, certain of our subsidiaries also have significant contractual requirements for the purchase of soft drinks. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing, and one guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. These commitments could have an adverse effect on our liquidity and the ability of our subsidiaries to meet payment obligations.

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Restated Credit Agreement restrict, but do not completely prohibit, us or our subsidiaries from doing so. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

To service debt and meet its other cash needs, Wendy’s will require a significant amount of cash, which may not be generated or available to it.

The ability of Wendy’s to make payments on, or repay or refinance, its debt, including the Restated Credit Agreement, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the Restated Credit Agreement and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt or to fund its or The Wendy’s Company’s dividend and other liquidity needs.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale.

As a result of the indemnification provisions of the Purchase and Sale Agreement pursuant to which the sale of Arby’s occurred on July 4, 2011, Wendy’s Restaurants may incur expenses and liabilities for taxes related to periods up to the date of sale, such as income, sales and use, and other operating taxes. As of December 29, 2013, Wendy’s Restaurants had accrued $0.8 million for certain tax liabilities related to Arby’s which are the obligations of Wendy’s Restaurants pursuant to the indemnification provisions of the Purchase and Sale Agreement and it is possible that further accruals may occur in future periods as audits by various taxing authorities are resolved. Further accruals in future periods would adversely affect our results of operations.

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

Because the Company is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of its subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to the Company will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including the Restated Credit Agreement, which is described earlier in this Item 1A.

A substantial amount of the Company’s Common Stock is concentrated in the hands of certain stockholders.

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, a director of the Company, beneficially own shares of the Company’s outstanding Common Stock that collectively constitute more than 24% of its total voting power as of February 26, 2014. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

On December 1, 2011, the Company entered into an agreement (the “Trian Agreement”) with Messrs. Peltz, May and Garden, and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, the Board of Directors, including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law (“Section 203”), the Covered Persons becoming the owners (as defined in Section 203(c)(9) of the DGCL) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Agreement) of the outstanding shares of the Company’s Common Stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership (such approval, the “Section 203 Approval”).

The Trian Agreement (other than the provisions relating to the Section 203 Approval and certain miscellaneous provisions that survive the termination of the agreement) terminated pursuant to the termination provisions of the Trian Agreement after funds affiliated with the Covered Persons sold 16.2 million shares of the Company’s Common Stock on January 15, 2014, thereby decreasing the Covered Persons’ beneficial ownership to less than 25% of the outstanding voting power of the Company as of that date. The terminated provisions of the Trian Agreement included provisions restricting the Covered Persons in the following areas: (i) beneficial ownership of Company voting securities; (ii) solicitation of proxies or submission of a proposal for the vote of stockholders under certain circumstances; (iii) certain affiliate transactions with the Company; and (iv) voting of certain Company voting securities.

This concentration of ownership gives Messrs. Peltz, May and Garden significant influence over the outcome of actions requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of the Company’s assets. They are also in a position to have significant influence to prevent or cause a change in control of the Company. If in the future Messrs. Peltz, May and Garden were to acquire more than a majority of the Company’s outstanding voting power, they would be able to determine the outcome of the election of members of the Board of Directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets. They would also be in a position to prevent or cause a change in control of the Company.

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

The following table contains information about our principal office facilities as of December 29, 2013:

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
At December 29, 2013, Wendy’s and its franchisees operated 6,557 Wendy’s restaurants. Of the 1,183 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 523 restaurants, owned the building and held long-term land leases for 404 restaurants and held leases covering land and building for 256 restaurants. Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. As of December 29, 2013, Wendy’s also owned 138 and leased 276 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce buns for Wendy’s restaurants and other outside parties. The buns are distributed to both company-owned and franchised restaurants primarily using the Bakery’s fleet of trucks. As of December 29, 2013, the Bakery employed approximately 310 people at the two facilities that had a combined size of approximately 205,000 square feet.

The location of company-owned and franchised restaurants as of December 29, 2013 is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	97
Alaska	—	7
Arizona	41	53
Arkansas	—	65
California	33	227
Colorado	46	80
Connecticut	5	45
Delaware	—	15
Florida	183	305
Georgia	37	246
Hawaii	8	—
Idaho	—	29
Illinois	94	101
Indiana	5	174
Iowa	—	43
Kansas	—	72
Kentucky	4	137
Louisiana	57	69
Maine	—	19
Maryland	—	110
Massachusetts	80	12
Michigan	—	263
Minnesota	—	68
Mississippi	—	95
Missouri	—	99
Montana	—	15
Nebraska	—	32
Nevada	—	44
New Hampshire	4	21
New Jersey	14	123
New Mexico	25	13
New York	63	151
North Carolina	38	214
North Dakota	—	9
Ohio	73	343
Oklahoma	—	39
Oregon	—	47
Pennsylvania	78	179
Rhode Island	8	9
South Carolina	—	130
South Dakota	—	9
Tennessee	—	186
Texas	75	304
Utah	—	85
Vermont	—	4
Virginia	54	161
Washington	—	72
West Virginia	21	51
Wisconsin	—	56
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	1,046	4,745
Canada	137	230
North America subtotal	1,183	4,975

	Wendy’s
Country/Territory	Company	Franchise
Argentina	—	3
Aruba	—	4
Bahamas	—	11
Costa Rica	—	12
Curacao	—	1
Dominican Republic	—	8
El Salvador	—	17
Georgia	—	1
Grand Cayman Islands	—	2
Guam	—	4
Guatemala	—	12
Honduras	—	34
Indonesia	—	27
Jamaica	—	5
Japan	—	3
Malaysia	—	9
Mexico	—	24
New Zealand	—	20
Panama	—	8
Philippines	—	39
Puerto Rico	—	77
Russian Federation	—	8
Singapore	—	11
Trinidad and Tobago	—	5
United Arab Emirates	—	17
Venezuela	—	35
U. S. Virgin Islands	—	2
International subtotal	—	399
Grand total	1,183	5,374

Item 3.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2013
First Quarter ended March 31	$5.95	$4.68
Second Quarter ended June 30	6.23	5.28
Third Quarter ended September 29	8.75	5.84
Fourth Quarter ended December 29	9.51	7.85

2012
First Quarter ended April 1	$5.50	$4.67
Second Quarter ended July 1	5.09	4.37
Third Quarter ended September 30	4.80	4.16
Fourth Quarter ended December 30	4.87	4.09

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

For the first three quarters of the 2012 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.02 per share on its common stock. For the fourth quarter of the 2012 fiscal year and first two quarters of the 2013 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.04 per share of common stock. For the third and fourth quarter of the 2013 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.05 per share of common stock.

During the 2014 first quarter, The Wendy’s Company declared a dividend of $0.05 per share to be paid on March 17, 2014 to shareholders of record as of March 3, 2014. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as The Wendy’s Company earnings, financial condition, cash requirements and other factors.

As of February 21, 2014, there were approximately 34,318 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2013:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 30, 2013 through November 3, 2013	5,330	$8.52	—	$58,626,755
November 4, 2013 through December 1, 2013	3,271,676	$8.58	3,238,169	$30,832,774
December 2, 2013 through December 29, 2013	5,783	$8.61	—	$—
Total	3,282,789	$8.58	3,238,169	$—

(1)
Includes 44,620 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)	The authorization for the repurchase program expired at the end of the 2013 fiscal year.

In January 2014, our Board of Directors authorized a new repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275.0 million. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 has been completed.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2)
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010

	(In Millions, except per share amounts)
Sales	$2,165.8	$2,198.3	$2,126.6	$2,079.1	$2,134.2
Franchise revenues	321.6	306.9	304.8	296.3	302.9
Revenues	2,487.4	2,505.2	2,431.4	2,375.4	2,437.1
Facilities action charges, net (3)	10.9	41.0	45.7	—	—
Impairment of long-lived assets (4)	15.9	21.1	12.9	26.3	25.6
Impairment of goodwill (5)	9.4	—	—	—	—
Operating profit	135.1	122.7	137.1	150.4	97.6
Loss on early extinguishment of debt (6)	(28.6)	(75.1)	—	(26.2)	—
Investment income (expense), net (7)	23.6	36.3	0.5	5.3	(3.1)
Income from continuing operations	44.9	8.0	17.9	18.1	5.4
Net (loss) income from discontinued operations (8)	(0.3)	1.5	(8.0)	(22.4)	(0.3)
Net loss (income) attributable to noncontrolling interests (9)	0.9	(2.4)	—	—	—
Net income (loss) attributable to The Wendy’s Company	$45.5	$7.1	$9.9	$(4.3)	$5.1
Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.12	$.02	$.04	$.04	$.01
Discontinued operations	—	—	(.02)	(.05)	—
Net income (loss)	$.12	$.02	$.02	$(.01)	$.01
Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.11	$.02	$.04	$.04	$.01
Discontinued operations	—	—	(.02)	(.05)	—
Net income (loss)	$.11	$.02	$.02	$(.01)	$.01
Dividends per share	$.18	$.10	$.08	$.07	$.06
Weighted average diluted shares outstanding	398.7	392.1	407.2	427.2	466.7

	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
			(In Millions)
Working capital	$572.9	$423.0	$398.7	$333.3	$403.8
Properties	1,165.5	1,250.3	1,192.2	1,551.3	1,619.2
Total assets	4,363.0	4,303.2	4,289.1	4,732.7	4,975.4
Long-term debt, including current portion	1,463.8	1,457.6	1,357.0	1,572.4	1,522.9
Stockholders’ equity	$1,929.5	$1,985.9	$1,996.1	$2,163.2	$2,336.3
_______________

(1)
The Wendy’s Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Except for the year ended January 3, 2010, which contained 53 weeks, each of The Wendy’s Company’s fiscal years presented above contained 52 weeks. All references to years relate to fiscal years rather than calendar years.

(2)
On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations. Balance sheet information for all periods prior to January 1, 2012 includes Arby’s.

(3)
Facilities action charges, net, includes costs related to (1) Wendy’s system optimization initiative, (2) the relocation of the Company’s Atlanta restaurant support center to Ohio, (3) the discontinuation of the breakfast daypart at certain restaurants and (4) the sale of Arby’s. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(4)
Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (2) company-owned aircraft to reflect at fair value. See Note 15 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(5)
Impairment of goodwill represents impairment of our international franchise restaurants goodwill reporting unit. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(6)
Loss on early extinguishment of debt primarily relates to the refinancing, redemption and repayment of long-term debt. See Note 10 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)
Investment income (expense), net includes the effect of dividends received from our investment in Arby’s during 2013 and 2012 and the gain on the sale of our investment in Jurlique during 2012. See Note 16 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(8)
(Loss) income from discontinued operations, in all periods presented except 2009, relates to the sale of Arby’s and related post-closing adjustments. Loss from discontinued operations in 2009 relates to other previously owned businesses. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
Net loss (income) attributable to noncontrolling interests includes the impact of the consolidation of the Japan JV in 2013 and the sale of our investment in Jurlique in 2012 and is excluded from net income attributable to The Wendy’s Company. See Note 6 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

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

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). See “Executive Overview - Sale of Arby’s” for more information on the sale of Arby’s. Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations in the accompanying consolidated statements of operations. After this sale, the principal 100% owned subsidiary of Wendy’s Restaurants was Wendy’s International, Inc. and its subsidiaries. After December 29, 2013, Wendy’s International, Inc. converted to a limited liability company, Wendy’s International, LLC. As used herein, “Wendy’s” refers to Wendy’s International, Inc. for periods through December 29, 2013 and to Wendy’s International, LLC thereafter. Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (the “U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories other than North America.

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

Executive Overview

Our Continuing Business

As of December 29, 2013, the Wendy’s restaurant system was comprised of 6,557 restaurants, of which 1,183 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results are impacted by a number of external factors, including high unemployment, negative general economic trends and intense price competition, as well as increased commodity costs. Increased commodity costs negatively affected our cost of food during 2013, 2012 and 2011 as well as our cost of paper during 2012 and 2011.

Wendy’s long-term growth opportunities will be comprised of a combination of brand relevance and economic relevance. Our brand relevance includes (1) North America same-restaurant sales growth through continuing core menu improvement and product innovation, (2) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth and (4) increased restaurant utilization in various dayparts and brand access utilizing mobile technology. Economic relevance includes building shareholder value through financial management strategies and our restaurant ownership optimization program which includes our system optimization initiative.

Wendy’s revenues for 2013 include: (1) $2,102.9 million of sales at company-owned restaurants, (2) $62.9 million of sales from our company-owned bakery, (3) $285.9 million of royalty revenue from franchisees and (4) $35.7 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues for the year ended December 29, 2013.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Restaurant Sales
We report Wendy’s same-restaurant sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing the results of operations below provides the same-restaurant sales percent changes. Same-restaurant sales exclude the impact of currency translation. In prior years, we referred to what we now call “same-restaurant sales” as “same-store sales.”

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by the end of the first quarter of 2014. This initiative also includes the consolidation of regional and divisional territories which has been completed as of the beginning of the 2014 fiscal year. The Company completed the sale of 244 restaurants during 2013. Costs incurred related to the system optimization initiative, as well as gains or losses recognized on sales of restaurants under the system optimization initiative are recorded to “Facilities action charges, net” in our consolidated statements of operations. During 2013, the Company recognized a net charge of $4.9 million which primarily included (1) $20.5 million of losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), (2) $16.9 million of accelerated amortization of previously acquired franchise rights in territories being sold, (3) $9.7 million of severance and related employee costs and (4) a $46.7 million net gain on sales of restaurants. The Company does not anticipate significant changes to the System Optimization Remeasurement through the completion of the initiative, although such changes could occur if actual future rental payments differ substantially from estimated payments. The Company’s estimate for costs to be incurred under the system optimization initiative during 2014 is approximately $8.9 million. The Company cannot reasonably estimate the gains or losses resulting from future sales of restaurants.

Refinancings of the Credit Agreement and Other Indebtedness

As further described in “Liquidity and Capital Resources - Refinancings of the Credit Agreement and Other Indebtedness,” below, on May 16, 2013, Wendy’s amended and restated (the “Restated Credit Agreement”) its Credit Agreement, dated May 15, 2012 (the “Credit Agreement”). The Restated Credit Agreement, among other things, (1) lowered the interest rate margin and floor applicable to the existing term loan, (2) provided for a partial refinancing of the existing term loan with a new tranche of a term loan in an aggregate principal of $350.0 million (“Term A Loans”) and (3) extended the maturity date of the revolving credit facility by one year. Wendy’s recognized a loss on the early extinguishment of debt of $21.0 million in the second quarter of 2013 in connection with this refinancing.

Additionally as described below, on September 24, 2013, Wendy’s entered into an amendment (the “Amendment”) to its Restated Credit Agreement to borrow an aggregate principal amount up to $225.0 million of additional Term A Loans (“Incremental Term Loans”). Proceeds from the Incremental Term Loans, plus cash on hand, were used to redeem Wendy’s 6.20% Senior Notes due in 2014 (the “6.20% Senior Notes”). Wendy’s recognized a loss on the early extinguishment of debt of $7.6 million in the fourth quarter of 2013 in connection with this redemption.

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“Buyer”), a wholly-owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million.

We received a $40.1 million dividend from our investment in Arby’s in 2013, of which $21.1 million was recognized in “Investment income, net” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. During 2012, we received a $4.6 million dividend from our investment in Arby’s, which was included in “Investment income, net.”

Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. Our initial investment in the Japan JV of $1.2 million was included in “Investment in joint venture” in our consolidated statement of cash flows for the year ended January 1, 2012. Through the first quarter of 2013 as described below, our 49% share of the Japan JV was accounted for as an equity method investment. Our share of the Japan JV’s net losses of $1.1 million, $1.8 million, and $1.1 million during the years ended December 29, 2013, December 30, 2012 and January 2, 2012, respectively are included in “Other operating expense, net” in our consolidated statements of operations.

In January 2013, Wendy’s and the Higa Partners agreed to fund future anticipated cash requirements of the Japan JV up to a maximum amount per partner. In conjunction with the first contributions in April 2013 of $1.0 million and $0.2 million by Wendy’s and the Higa Partners, respectively, the partners executed an amendment to the original joint venture agreement which included revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. As a result of the changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013. Beginning in the second quarter of 2013, we reported the Japan JV’s results of operations in the appropriate line items in our consolidated statements of operations and the net loss attributable to the Higa Partners’ ownership percentage in “Net loss (income) attributable to noncontrolling interests.” The consolidation of the Japan JV’s three restaurants did not have a material impact on our consolidated financial statements. In August 2013, additional contributions of $1.0 million and $0.2 million were made by Wendy’s and the Higa Partners, respectively.

In December 2013, Wendy’s and the Higa Partners agreed to terminate Wendy’s investment in the joint venture and repay their respective portions of the Japan JV’s outstanding financing debt and liabilities related to restaurant closure costs (the “Obligations”). In connection with that agreement, Wendy’s (1) made a contribution to the Japan JV of $2.8 million to pay the Obligations attributable to Wendy’s interest and (2) loaned $2.8 million to the Japan JV to pay the Obligations attributable to the Higa Partners interest. Wendy’s also loaned $0.2 million to the Japan JV to help support the future working capital needs of that entity. On December 27, 2013, Wendy’s transferred its interest in the Japan JV to Higa Industries, Ltd. for nominal consideration, terminating the joint venture, and establishing the Japan JV as a wholly-owned entity of the Higa Partners (“Wendy’s Japan”). Wendy’s Japan and the Higa Partners issued a promissory note to Wendy’s evidencing the commitment to repay both amounts described above in full by December 27, 2018 (see Note 5 for additional information regarding this receivable). We have included our capital contributions totaling $4.8 million, net of cash acquired of $0.2 million, for the year ended December 29, 2013 in “Acquisitions” in our consolidated statement of cash flows. Therefore, Wendy’s deconsolidated the Japan JV and recognized a loss of $1.7 million, which was included in “Other operating expense, net” in our consolidated statements of operations for the year ended December 29, 2013.

Certain of the Obligations were supported by guarantees by Wendy’s and the Higa Partners, and such guarantees were subject to a cross-indemnification arrangement between Wendy’s and the Higa Partners. With the repayment of the Japan JV’s financing debt, the applicable guarantees were also terminated, and both Wendy’s and the Higa Partners terminated the cross-indemnification arrangement related thereto. As a result, as of December 29, 2013, Wendy’s had no remaining funding requirements for, or exposure under guarantees to lenders to, the Japan JV.

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

All QSCC members (including Wendy’s) pay sourcing fees to third-party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3.3 million, $2.5 million and $2.0 million in 2013, 2012 and 2011, respectively, which are included as a reduction of “Cost of sales.”

Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $0.2 million. There are currently two one-year renewal options remaining under this lease.

Strategic Sourcing Group Agreement

On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”) in consultation with Wendy’s Restaurants, established Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs for certain non-perishable goods, equipment and services. Wendy’s Restaurants had committed to pay $5.1 million of SSG expenses, which were expensed in 2010 and were to be paid over a 24 month period through March 2012. However, in anticipation of the sale of Arby’s, effective April 2011, SSG was dissolved and its activities were transferred to QSCC and ARCOP and the remaining accrued commitment of $2.3 million was reversed and credited to “General and administrative.”

Noncontrolling Interests in Jurl Holdings, LLC

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products, for which we received proceeds of $27.3 million, net of the amount held in escrow. In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28.5 million. During 2012, we recorded a gain on sale of this investment of $27.4 million, which included a loss of $2.9 million on the settlement of the derivative transaction discussed above. The gain was included in “Investment income, net” in our consolidated statement of operations. During 2013, we collected $1.2 million of the escrow. We determined that $0.8 million of the remaining escrow would not be received and recorded the reduction of our escrow receivable to “Investment income, net.” The remaining escrow of $1.0 million as of December 29, 2013, which was adjusted for foreign currency translation and included in “Deferred costs and other assets,” is considered collectible.

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

Services Agreement

The Wendy’s Company and a management company formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”) entered into a services agreement (the “Services Agreement”), which commenced on July 1, 2009 and expired on June 30, 2011. Under the Services Agreement, the Management Company assisted us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. The Wendy’s Company paid the Management Company a service fee of $0.25 million per quarter, in connection with the Services Agreement until it expired on June 30, 2011.

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

TASCO Aircraft Lease Agreements

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

On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13,000. On June 30, 2012, The Wendy’s Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012 and effective as of August 1, 2012, entered into an amended and restated aircraft lease agreement (the “2012 Lease”) that expired on January 5, 2014. Under the 2012 Lease, all expenses related to the ownership, maintenance and operation of the aircraft were paid by TASCO, subject to certain limitations and termination rights. The 2012 Lease expired without any limitation or termination provisions being invoked. The Wendy’s Company did not extend or renew the 2012 Lease.

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, is party to a three-year aircraft management and lease agreement, which expires in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company has no plans to extend or renew the lease upon expiration. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduces the aggregate costs that the Company would otherwise incur in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the years ended December 29, 2013, December 30, 2012 and January 1, 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. The Management Company paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $1.4 million, $1.2 million and $0.5 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

TimWen lease expense and management fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $6.9 million, $6.9 million and $6.8 million under such leases during 2013, 2012 and 2011, respectively, which have been included in “Costs of sales.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.3 million during 2013, 2012, and 2011, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchise Image Activation Incentive Programs

Wendy’s has an incentive program for franchisees that commence Image Activation restaurant remodels or open newly constructed Image Activation design restaurants during 2014 and for franchisees that open newly constructed Image Activation design restaurants during 2015. The incentive program provides reductions in royalty payments for up to the first three years after the completion of construction. In addition, the program includes cash incentives for new and remodeled restaurants in the Image Activation design during 2014. Wendy’s anticipates the payment of approximately $4.5 million for cash incentives under this program in 2014.

Wendy’s also had an incentive program for franchisees’ participation in Wendy’s Image Activation program during 2013 for which the Company recognized $9.2 million of incentive expense which is included in “General and administrative” for the year ended December 29, 2013.

Franchisee Image Activation Financing Program

In addition to the Image Activation incentive programs described above, Wendy’s has executed an agreement to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender is providing loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation program. To support the program, Wendy’s has provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013.

Subsequent Event - Tender Offer

In January 2014, our Board of Directors authorized a new repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275.0 million. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 has been completed. The Company incurred costs of approximately $1.8 million in connection with the tender offer, which will be recorded to “Additional paid-in capital.”

Presentation of Financial Information

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2013” or “2013,” (2) “the year ended December 30, 2012” or “2012,” and (3) “the year ended January 1, 2012” or “2011,” all of which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

As a result of the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” Arby’s results of operations for all periods presented and the loss on sale have been included in “Net (loss) income from discontinued operations” in the table below.

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 (except company-owned average unit volumes, which are in thousands).

	2013		2012		2011
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$2,165.8	$(32.5)	$2,198.3	$71.7	$2,126.6
Franchise revenues	321.6	14.7	306.9	2.1	304.8
	2,487.4	(17.8)	2,505.2	73.8	2,431.4
Costs and expenses:
Cost of sales	1,839.7	(41.5)	1,881.2	65.1	1,816.1
General and administrative	293.8	6.0	287.8	(4.6)	292.4
Depreciation and amortization	182.4	35.4	147.0	24.0	123.0
Facilities action charges, net	10.9	(30.1)	41.0	(4.7)	45.7
Impairment of long-lived assets	15.9	(5.2)	21.1	8.2	12.9
Impairment of goodwill	9.4	9.4	—	—	—
Other operating expense, net	0.2	(4.2)	4.4	0.2	4.2
	2,352.3	(30.2)	2,382.5	88.2	2,294.3
Operating profit	135.1	12.4	122.7	(14.4)	137.1
Interest expense	(69.0)	29.6	(98.6)	15.5	(114.1)
Loss on early extinguishment of debt	(28.6)	46.5	(75.1)	(75.1)	—
Investment income, net	23.6	(12.7)	36.3	35.8	0.5
Other (expense) income, net	(2.0)	(3.6)	1.6	0.7	0.9
Income (loss) from continuing operations before income taxes and noncontrolling interests	59.1	72.2	(13.1)	(37.5)	24.4
(Provision for) benefit from income taxes	(14.2)	(35.3)	21.1	27.6	(6.5)
Income from continuing operations	44.9	36.9	8.0	(9.9)	17.9
Net (loss) income from discontinued operations	(0.3)	(1.8)	1.5	9.5	(8.0)
Net income	44.6	35.1	9.5	(0.4)	9.9
Net loss (income) attributable to noncontrolling interests	0.9	3.3	(2.4)	(2.4)	—
Net income attributable to The Wendy’s Company	$45.5	$38.4	$7.1	$(2.8)	$9.9

	2013		2012		2011
Sales:
Wendy’s	$2,102.9		$2,129.3		$2,050.1
Bakery and other	62.9		69.0		76.5
Total sales	$2,165.8		$2,198.3		$2,126.6

		% of Sales		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$690.0	32.8%	$707.3	33.2%	$679.5	33.1%
Restaurant labor	623.6	29.7%	641.3	30.1%	613.2	29.9%
Occupancy, advertising and other operating costs	467.3	22.2%	483.6	22.7%	470.6	23.0%
Total cost of sales	1,780.9	84.7%	1,832.2	86.0%	1,763.3	86.0%
Bakery and other (a)	58.8	n/m	49.0	n/m	52.8	n/m
Total cost of sales	$1,839.7	84.9%	$1,881.2	85.6%	$1,816.1	85.4%

	2013	2012	2011
Margin $:
Wendy’s	$322.0	$297.1	$286.8
Bakery and other (a)	4.1	20.0	23.7
Total margin	$326.1	$317.1	$310.5

Wendy’s restaurant margin %	15.3%	14.0%	14.0%
________________

(a)
2013 includes a $13.5 million charge resulting from the Bakery’s withdrawal from a multiemployer pension plan in the fourth quarter. See Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

	2013	2012	2011
Wendy’s restaurant statistics:
North America same-restaurant sales:
Company-owned restaurants	1.9%	1.6%	2.0%
Franchised restaurants	1.7%	1.6%	1.9%
Systemwide	1.8%	1.6%	1.9%

Total same-restaurant sales:
Company-owned restaurants	1.9%	1.6%	2.0%
Franchised restaurants (a)	1.8%	1.7%	2.0%
Systemwide (a)	1.8%	1.7%	2.0%
________________

(a)	Includes international franchised restaurants same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at January 1, 2012	1,417	5,177	6,594
Opened	16	85	101
Closed	(32)	(103)	(135)
Net purchased from (sold by) franchisees	26	(26)	—
Restaurant count at December 30, 2012	1,427	5,133	6,560
Opened	26	76	102
Closed	(27)	(78)	(105)
Net (sold to) purchased by franchisees (a)	(243)	243	—
Restaurant count at December 29, 2013	1,183	5,374	6,557
________________

(a)	Includes 244 restaurants sold to franchisees under our system optimization initiative.

	2013	2012	2011
Wendy’s company-owned average unit volumes:	$1,514.0	$1,483.8	$1,456.4

Sales	Change
	2013	2012
Wendy’s	$(26.4)	$79.2
Bakery and other	(6.1)	(7.5)
	$(32.5)	$71.7

The decrease in sales in 2013 was primarily due to the impact of Wendy’s company-owned restaurants closed or sold, including under our system optimization initiative, during the fourth quarter of 2012 and thereafter, which resulted in a reduction in sales of $116.1 million. This decrease in sales was partially offset by incremental sales of $74.2 million from locations opened or acquired during that same time period. Sales during 2013 also increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items and changes in the composition of our sales. Sales during 2013 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program. Sales were also negatively impacted by $7.2 million due to changes in Canadian foreign currency rates.

The increase in sales in 2012 was partially due to an increase in our average per customer check amount, in part offset by a decrease in customer count throughout the majority of 2012. Our average per customer check amount increased in 2012 primarily due to strategic price increases on our menu items and, to a lesser extent, the composition of our sales which included more premium products in 2012. Wendy’s company-owned restaurants opened or acquired subsequent to January 1, 2012 resulted in incremental sales of $51.1 million in 2012, which were partially offset by a reduction in sales of $17.6 million from locations closed or sold after January 1, 2012. Sales were also negatively impacted by $2.7 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
	2013	2012
Franchise revenues	$14.7	$2.1

The increases in franchise revenues during 2013 and 2012 were due to increases in franchise restaurant same-restaurant sales of 1.8% and 1.7%, respectively, which we believe were primarily impacted by the same factors described above for company-owned restaurants. Franchise revenues in 2013 were also positively impacted by initial franchise fees and rental income recognized as a result of our system optimization initiative.

Cost of Sales	Change
	2013	2012
Food and paper	(0.4)%	0.1%
Restaurant labor	(0.4)%	0.2%
Occupancy, advertising and other operating costs	(0.5)%	(0.3)%
	(1.3)%	—%

The decrease in cost of sales, as a percent of sales, during 2013 was primarily due to benefits from (1) strategic price increases on our menu items, (2) changes in the composition of our sales, (3) a decrease in breakfast advertising expenses and (4) the favorable impact of new beverage contracts. As a percent of sales, these decreases in costs were partially offset by increased commodity costs.

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

General and Administrative	Change
	2013	2012
Incentive compensation	$11.9	$—
Share-based compensation	7.0	—
Franchise incentives	3.6	2.4
Severance expense	2.9	—
Employee compensation and related expenses	(12.8)	—
Professional services	—	(8.2)
Transition service agreement	—	6.8
SSG co-op formation & funding	—	2.3
Other, net	(6.6)	(7.9)
	$6.0	$(4.6)

The increase in general and administrative expenses in 2013 was primarily due to increases in (1) incentive compensation accruals due to stronger operating performance as compared to plan in 2013 versus 2012, (2) share-based compensation as a result of the nature and timing of the recognition of the costs for the share-based compensation component of the Company’s compensation plans, (3) franchise incentives resulting from our Image Activation incentive program and (4) severance expense primarily as a result of the terms of a separation agreement with an executive. These increases were partially offset by a decrease in employee compensation and related expenses primarily due to changes in staffing.

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

Depreciation and Amortization	Change
	2013	2012
Restaurants	$36.6	$21.7
Other	(1.2)	2.3
	$35.4	$24.0

Depreciation and amortization during 2013 includes accelerated depreciation of $17.5 million and $20.7 million on existing assets that were replaced in 2013 and will be replaced in 2014, respectively, as part of our Image Activation program. The increase in restaurant depreciation and amortization during 2013 also includes a $6.4 million increase on new and reimaged Image Activation restaurants.

The increase in restaurant depreciation and amortization in 2012 included (1) $11.6 million related to our Image Activation program which includes depreciation on existing assets of $7.0 million that were replaced during 2012 and depreciation on new and reimaged restaurants of $4.6 million, (2) $7.2 million related to other restaurant capital expenditures, including the effect from restaurants acquired from franchisees subsequent to 2011 and (3) $2.9 million related to point-of-sale system hardware purchased during 2012.

Facilities Action Charges, Net	Year Ended
	2013	2012	2011
System optimization initiative	$4.9	$—	$—
Facilities relocation and other transition costs	4.6	29.0	5.5
Breakfast discontinuation	1.1	10.6	—
Arby’s transaction related costs	0.3	1.4	40.2
	$10.9	$41.0	$45.7

During 2013, the Company recorded net expense totaling $4.9 million related to its system optimization initiative which is primarily comprised of (1) System Optimization Remeasurement of $20.5 million, (2) accelerated amortization of previously acquired franchise rights in territories being sold of $16.9 million (3) severance and related employee costs of $9.7 million and (4) a $46.7 million net gain on sales of restaurants.

During 2013, 2012 and 2011, the Company incurred facilities relocation and other transition costs aggregating $4.6 million, $29.0 million and $5.5 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012. Costs during 2013, 2012 and 2011 primarily related to severance, retention and other payroll costs, and additionally in 2013 and 2012, relocation, consulting and professional fees and costs associated with the closure of the Atlanta restaurant support center.

During 2013 and 2012, the Company reflected costs totaling $1.1 million and $10.6 million, respectively, resulting from the discontinuation of the breakfast daypart at certain restaurants. Costs during 2012 consisted primarily of (1) the remaining net carrying value of $5.3 million for certain breakfast equipment and (2) amounts advanced to franchisees of $3.5 million for breakfast equipment which will not be reimbursed.

During 2013, 2012 and 2011, the Company recorded transaction related costs aggregating $0.3 million, $1.4 million and $40.2 million, respectively, as a result of the sale of Arby’s in July 2011. Costs expensed during 2011 primarily related to severance, retention and stock compensation primarily associated with the accelerated vesting of previously granted awards. 2011 also included relocation and stock compensation costs related to the relocation of a corporate executive which were being amortized over a three year period in accordance with the terms of an agreement. In accordance with the terms of a separation agreement with such executive, the remaining unamortized costs were recorded to severance expense and included in “General and administrative” during the second quarter of 2013.

Impairment of Long-Lived Assets	Change
	2013	2012
Restaurants, primarily properties	$(8.9)	$6.6
Aircraft	3.7	1.6
	$(5.2)	$8.2

The changes in impairment charges during 2013 and 2012 were primarily due to the level of impairment charges taken on properties at underperforming locations. Impairment charges primarily include charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

During the first quarter of 2012, impairment losses of $1.6 million were recorded to reflect a company-owned aircraft at fair value as a result of classifying the aircraft as held for sale. Subsequently, during the second quarter of 2012, the Company decided to lease the aircraft and as a result reclassified the aircraft to held and used. During 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $5.3 million to reflect the aircraft at fair value based on current market values.

Impairment of Goodwill

During the fourth quarter of 2013, we performed our annual goodwill impairment test, which resulted in recording an impairment charge of $9.4 million, representing all of the goodwill recorded for our international franchise restaurants reporting unit. We also concluded at that time that there was no impairment of goodwill for our North America company-owned and franchise restaurants reporting unit.

Interest Expense	Change
	2013	2012
Senior Notes	$(29.0)	$(29.1)
6.20% Senior Notes	(2.5)	—
Amortization of deferred financing costs	(1.7)	(2.0)
Term loans	3.7	15.2
Interest rate swaps	1.2	0.1
Other, net	(1.3)	0.3
	$(29.6)	$(15.5)

The decrease in interest expense during 2013 was primarily due to the purchase and redemption of the Wendy’s Restaurants 10.00% Senior Notes due in 2016 (the “Senior Notes”) in May and July 2012, respectively, and the redemption of the 6.20% Senior Notes in October 2013. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding and lower effective interest rates on the current term loans compared to the prior term loan. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Credit Agreement in May 2012 and the Restated Credit Agreement in May 2013. See “Liquidity and Capital Resources - Refinancings of the Credit Agreement and Other Indebtedness” below for further discussion.

The decrease in interest expense during 2012 was primarily due to the purchase and redemption of the Senior Notes in May and July 2012, respectively. This decrease in interest expense was partially offset by the effect of higher comparative weighted average principal amounts outstanding under the term loans as partially offset by lower effective comparative interest rates on the term loans.

Loss on Early Extinguishment of Debt

During 2013, Wendy’s incurred a loss on the early extinguishment of debt as a result of (1) refinancing its existing Credit Agreement on May 16, 2013 and (2) redeeming the 6.20% Senior Notes on October 24, 2013 and terminating the related interest rate swaps, as described below in “Liquidity and Capital Resources - Refinancings of the Credit Agreement and Other Indebtedness,” as follows:

Year Ended 2013
Deferred costs associated with the Credit Agreement	$11.5
Unaccreted discount on Term B Loans	9.6
Premium payment to redeem the 6.20% Senior Notes	8.4
Unaccreted fair value adjustment associated with the 6.20% Senior Notes	3.2
Benefit from cumulative effect of fair value hedges	(4.1)
Loss on early extinguishment of debt	$28.6

During 2012, the Company incurred a loss on the early extinguishment of debt related to the repayment of debt with the proceeds of the 2012 term loan under the Credit Agreement, as follows:

Year Ended 2012
Premium payment to redeem/purchase the Senior Notes	$43.2
Unaccreted discount on the Senior Notes	9.3
Deferred costs associated with the Senior Notes	12.4
Unaccreted discount on the 2010 term loan	1.7
Deferred costs associated with the 2010 term loan	8.5
Loss on early extinguishment of debt	$75.1

Investment Income, Net	Change
	2013	2012
(Loss) gain on sale of investments, net	$(28.6)	$27.5
Distributions, including dividends	15.7	8.3
Other, net	0.2	—
	$(12.7)	$35.8

The decrease in investment income in 2013 and the corresponding increase in investment income in 2012 was primarily a result of recording a $27.4 million gain in 2012 on the sale of our investment in Jurlique, which included a loss of $2.9 million on the related settlement of the derivative transaction. The decrease in investment income in 2013 was partially offset by a $40.1 million dividend we received from our investment in Arby’s during 2013, of which $21.1 million was recognized in investment income, net with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. In addition, we received a $4.6 million dividend from our investment in Arby’s during 2012.

(Provision for) Benefit from Income Taxes

	Change
	2013	2012
Federal and state benefit on variance in income (loss) from continuing operations before income taxes and noncontrolling interests	$(32.2)	$27.3
Valuation allowances	14.2	(4.2)
System optimization initiative	(12.6)	—
Corrections related to prior years’ tax matters	(7.6)	7.6
Federal employment tax credits	3.4	(0.9)
Foreign tax credit, net of tax on foreign earnings	2.5	(0.8)
Non-deductible international goodwill impairment	(3.1)	—
Other	0.1	(1.4)
	$(35.3)	$27.6

Our income taxes in 2013, 2012 and 2011 were impacted by variations in income from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year, include, in part, the following: (1) in connection with the Company’s system optimization initiative described above, the Company’s tax provision reflects the non-deductibility of goodwill included in the gain on sale of restaurants of $7.5 million and an increase in net deferred state taxes of $5.1 million, (2) valuation allowances decreased in 2013 primarily as a result of changes in expected future state taxable income available to offset certain state net operating loss carryforwards (3) certain corrections in 2012 related to tax matters in prior years for the effects of tax depreciation in states that do not follow federal law of $3.3 million, the effects of a one-time federal employment tax credit of $2.2 million and a correction to certain deferred tax assets and liabilities of $2.1 million and (4) reversal of $1.8 million of deferred tax liabilities relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations includes (loss) income from discontinued operations of $(0.3) million, $2.0 million and $0.8 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively, net of a benefit from (provision for) income taxes of $0.2 million, $1.0 million and $(0.9) million, respectively. Net income from discontinued operations for the years ended December 30, 2012 and January 1, 2012 also includes a loss on disposal of $0.5 million and $8.8 million, respectively, net of a benefit from (provision for) income taxes of $0.3 million and $(3.6) million, respectively.

Net Loss (Income) Attributable to Noncontrolling Interests

We have reflected a net loss attributable to noncontrolling interests of $0.9 million for the year ended December 29, 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. Prior to the consolidation, the Japan JV was accounted for as an equity method investment and we reported our 49% share of the net loss of the Japan JV in “Other operating expense, net.” In December 2013, Wendy’s and the Higa Partners agreed to terminate Wendy’s investment in the joint venture and repay their respective share of the Japan JV’s outstanding debt and liabilities related to the restaurant closure costs. On December 27, 2013, Wendy’s transferred its interest in the Japan JV to Higa Industries, Ltd. for nominal consideration, terminating the joint venture, and establishing the Japan JV as a wholly-owned entity of the Higa Partners. Therefore, Wendy’s deconsolidated the Japan JV and recognized a loss of $1.7 million, which was included in “Other operating expense, net” in our consolidated statements of operations for the year ended December 29, 2013.

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

Outlook for 2014

Sales

We expect that sales will be favorably impacted primarily by improving our North America business through continuing core menu improvement, product innovation and focused execution of operational excellence and brand positioning. We will support these growth opportunities through our Image Activation program which includes our new restaurants and the reimaging of approximately 200 restaurants during 2014. The impact of Wendy’s restaurants sold or expected to be sold under our system optimization initiative in 2013 and 2014 will continue to have a negative impact on sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants will continue to be generally impacted by factors described above under “Sales” related to the improvements in the North America business. The impact of franchisees purchasing company-owned restaurants under our system optimization initiative will continue to result in increased franchise royalties and rental income.

Cost of Sales

We expect cost of sales, as a percent of sales, will be favorably impacted by the same factors described above for sales. The impact of commodities costs on cost of sales, as a percentage of sales, is expected to be flat, with higher beef costs offset by lower chicken costs.

Depreciation and Amortization

We expect our depreciation and amortization will decrease in 2014 primarily from reducing our mix of company-owned restaurants to franchise restaurants through our system optimization initiative, despite an increase in accelerated depreciation resulting from our Image Activation program.

Interest Expense

We expect that our interest expense will decrease in 2014 due to the full year effect of the debt refinancing initiatives completed during 2013.

Liquidity and Capital Resources

The Company’s discussion below regarding its liquidity and capital resources includes the discontinued operations of Arby’s. Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011) have been included in and not separately reported from our cash flows. The consolidated statements of cash flows for the years ended December 30, 2012 and January 1, 2012 also include the effects of the sale of Arby’s. The tables included throughout Liquidity and Capital Resources present dollars in millions.

Sources and Uses of Cash

2013 Compared with 2012

Cash provided by operating activities increased $139.4 million during the year ended December 29, 2013 as compared to the year ended December 30, 2012, primarily due to changes in our net income and non-cash items as well as the following:

•
a $55.0 million favorable impact in accrued expenses and other current liabilities for the comparable periods. This favorable impact was primarily due to (1) decreases in interest payments due to the net effect of the May 15, 2012 Credit Agreement and the related purchase and redemption of the Senior Notes in May and July 2012, respectively, (2) an increase in the incentive compensation accrual for the 2013 fiscal year due to stronger operating performance partially offset by an increase in payments for the 2012 fiscal year, (3) decreases in payments for income taxes, net of refunds and (4) a decrease in payments for severance and an increase in accruals, including for our system optimization initiative; and

•
a $8.9 million favorable impact in accounts payable for the comparable periods. This favorable impact was primarily due to (1) an increase in accruals for capital expenditures primarily related to our Image Activation program and (2) changes in accounts payable due to the timing of payments between comparable periods.

Additionally, the Company received a cash dividend from our investment in Arby’s, of which $21.1 million was recognized in income, with the remainder recorded as a reduction to the carrying value of our investment.

Cash used in investing activities decreased $112.7 million during the year ended December 29, 2013 as compared to the year ended December 30, 2012, primarily due to the following:

•	an increase of $26.7 million in capital expenditures primarily for our Image Activation program;

•	an increase in restricted cash of $18.6 million related to the cash collateral for outstanding letters of credit;

•	an increase of $128.1 million in proceeds from dispositions primarily related to our system optimization initiative; partially offset by

•	a decrease in cash used for acquisitions of franchised restaurants of $36.0 million.

Cash used in financing activities increased $98.8 million during the year ended December 29, 2013 as compared to the year ended December 30, 2012, primarily due to the following:

•	repurchases of common stock of $69.3 million during 2013;

•	an increase in dividend payments of $31.6 million;

•	a net increase in cash used for long-term debt activities of $36.4 million resulting from our 2012 and 2013 refinancings; partially offset by

•	an increase in proceeds from the exercise of stock options of $34.6 million.

The net cash provided by our business before the effect of exchange rate changes on cash was approximately $130.3 million.

2012 Compared with 2011

Cash provided by operating activities decreased $56.3 million during the year ended December 30, 2012 as compared to the year ended January 1, 2012, primarily due to the following:

•
a $54.0 million unfavorable impact in accrued expenses and other current liabilities for the comparable periods. This unfavorable impact was primarily due to (1) an increase in payments and a decrease in charges for Arby’s transaction related costs and facilities relocation and transition costs related to the relocation of the Company’s Atlanta restaurant support center to Ohio, (2) a decrease in interest expense and the corresponding accrual primarily due to the purchase and redemption of the Senior Notes and (3) a decrease in accrued income taxes; and

•
a $20.6 million unfavorable impact in accounts payable for the comparable periods. This unfavorable impact was primarily due to (1) higher payments in 2012 in comparison to 2011 for capital expenditures accrued at the end of 2011 and 2010, respectively and (2) changes in accounts payable due to the timing of payments between the comparable periods.

These decreases were partially offset by increases in cash related to accounts and notes receivable of $6.7 million, prepaid expenses and other current assets of $6.2 million and a cash dividend received from our investment in Arby’s of $4.6 million in 2012.

Cash used in investing activities increased $131.2 million during the year ended December 30, 2012 as compared to the year ended January 1, 2012, primarily due to the following:

•
a decrease in proceeds from investing activities primarily due to proceeds from the sale of Arby’s of $97.9 million in 2011 in comparison to proceeds from the sale of our cost investment in Jurlique of $27.3 million in 2012;

•	an increase of $50.8 million in capital expenditures primarily for our Image Activation program; and

•	an increase in cash used for the acquisition of franchised restaurants of $29.4 million, partially offset by an increase in proceeds from dispositions.

Cash used in financing activities decreased $200.5 million during the year ended December 30, 2012 as compared to the year ended January 1, 2012, primarily due to the following:

•	repurchases of common stock of $157.6 million during 2011 under a stock repurchase program which expired at the end of 2011;

•
a net decrease in cash used for long-term debt activities of $49.5 million primarily resulting from the execution of the Credit Agreement and the related purchase/redemption of the Senior Notes; partially offset by

•	an increase in dividend payments of $6.7 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $23.1 million.

Sources and Uses of Cash for 2014

Our anticipated consolidated sources of cash and cash requirements for 2014 exclusive of operating cash flow requirements consist principally of:

•	Capital expenditures of approximately $285.0 million as discussed below in “Capital Expenditures;”

•	Stock repurchases of approximately $275.0 million in a modified Dutch auction tender offer to repurchase shares of our common stock which was completed on February 19, 2014;

•	Estimated proceeds from restaurant dispositions under our system optimization initiative of approximately $95.0 million, and other potential restaurant acquisitions and dispositions; and

•	Quarterly cash dividends aggregating up to approximately $73.2 million as discussed below in “Dividends.”

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Capitalization

Year End
2013
Long-term debt, including current portion	$1,463.8
Stockholders’ equity	1,929.5
$3,393.3

The Wendy’s Company’s total capitalization at December 29, 2013 decreased $50.1 million from $3,443.4 million at December 30, 2012 and was impacted principally by the following:

•	Dividends paid of $70.7 million;

•	Stock repurchases of $69.3 million; partially offset by

•	Treasury share issuances of $42.6 million for exercises and vestings of share-based compensation awards; and

•	comprehensive income of $29.0 million.

Long-Term Debt, Including Current Portion

Year End
2013
Term A Loans	$570.6
Term B Loans	767.5
7% debentures	84.7
Capital lease obligations	40.7
Other	0.3
Total long-term debt, including current portion	$1,463.8

Except as described below, there were no material changes to the terms of any debt obligations since December 30, 2012. See Note 10 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our long-term debt obligations.

Refinancings of the Credit Agreement and Other Indebtedness

On May 15, 2012, Wendy’s entered into the Credit Agreement which included, among other instruments, a senior secured term loan facility of $1,125.0 million (“Term B Loans”). The Term B Loans were issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113.8 million. The discount of $11.3 million was accreted and the related charge included in “Interest expense” through the subsequent refinancing described below. During the year ended December 30, 2012, Wendy’s incurred $15.6 million in costs related to the Credit Agreement, which were amortized to “Interest expense” through the subsequent refinancing described below utilizing the effective interest rate method. The Credit Agreement replaced the $650.0 million credit agreement and the amended senior secured term loan (the “2010 Term Loan”) executed in 2010.

On May 16, 2013, Wendy’s amended and restated the Credit Agreement. The Restated Credit Agreement is comprised of (1) a $350.0 million senior secured term loan facility (“Term A Loans”) which will mature on May 15, 2018 and bears interest at the Eurodollar Rate (as defined in the Restated Credit Agreement) plus 2.25%, (2) $769.4 million of Term B Loans which will mature on May 15, 2019 and bears interest at the Eurodollar Rate plus 2.50% with a floor of 0.75% and (3) a $200.0 million senior secured revolving credit facility which will mature on May 15, 2018. The proceeds from the Term A Loans were used to refinance a portion of our existing Term B Loans. As a result of this refinancing, Wendy’s incurred a loss on the early extinguishment of debt of $21.0 million during the second quarter of 2013. The Restated Credit Agreement also contains provisions for an uncommitted increase of up to $275.0 million principal amount of the Term B Loans subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit and allows for liens in the form of cash collateralized letters of credit up to an additional $40.0 million. The obligations under the Restated Credit Agreement are secured by substantially all of the non-real estate assets and stock of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries) and 65% of the stock of certain of its foreign subsidiaries in each case subject to certain limitations and exceptions.

On September 24, 2013, Wendy’s entered into the Amendment to its Restated Credit Agreement to borrow Incremental Term Loans. The Amendment does not contain any material changes to existing covenants or other terms of the Restated Credit Agreement, except as described in the preceding sentence. On October 24, 2013, Wendy’s borrowed $225.0 million of Incremental Term Loans under the Amendment.

The Term B Loans, Term A Loans, and Incremental Term Loans (collectively, the “Term Loans”) are payable in quarterly installments which commenced on December 31, 2012, September 30, 2013 and December 31, 2013, respectively, with the remaining balances payable upon maturity. In addition, the Term Loans require prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Restated Credit Agreement. An excess cash flow payment was not required for fiscal 2013 or 2012. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. During the third quarter of 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. Therefore, as of December 29, 2013, there were no amounts outstanding under the revolving credit facility. As of December 29, 2013, the Company had outstanding cash collateralized letters of credit with various parties of $18.6 million. The interest rates on Term A Loans and Term B Loans were 2.42% and 3.25%, respectively, as of December 29, 2013.

During the year ended December 29, 2013, Wendy’s incurred $8.0 million in costs related to the Restated Credit Agreement and the Amendment, which are being amortized to “Interest expense” through the maturity of the Term Loans utilizing the effective interest rate method. Proceeds from the Incremental Term Loans, plus cash on hand, were used to redeem all amounts outstanding on the aggregate principal amount of the 6.20% Senior Notes at a price equal to 103.8%, as defined in the 6.20% Senior Notes and accrued and unpaid interest to the redemption date. In connection with the redemption of the 6.20% Senior Notes, Wendy’s terminated the related interest rate swaps with notional amounts totaling $225.0 million which had been designated as fair value hedges. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for more information on the interest rate swaps. As a result, Wendy’s recognized a loss on the early extinguishment of debt of $7.5 million during the fourth quarter of 2013.

During the year ended December 30, 2012, proceeds from the Term B Loans were used (1) to repay all amounts outstanding under the 2010 Term Loan, (2) to redeem the Wendy’s Restaurants 10.00% Senior Notes due 2016 (the “Senior Notes”) in the amounts of $440.8 million aggregate principal at a redemption price of 107.5% of the principal amount in July 2012 and to purchase $124.2 million aggregate principal at a purchase price of 108.125% of the principal amount in May 2012, both plus accrued and unpaid interest and (3) to pay substantially all of the Credit Agreement fees and expenses. As a result, Wendy’s incurred a loss on the early extinguishment of debt of $75.1 million during the years ended December 30, 2012.

The affirmative and negative covenants in the Restated Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Restated Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with the covenants of the Restated Credit Agreement as of December 29, 2013. The covenants generally do not restrict The Wendy’s Company or any of its subsidiaries that are not subsidiaries of Wendy’s.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 29, 2013:

	Fiscal Years
	2014	2015-2016	2017-2018	After 2018	Total
Long-term debt obligations (a)	$81.5	$219.9	$585.9	$895.9	$1,783.2
Capital lease obligations (b)	5.5	11.1	10.5	70.0	97.1
Operating lease obligations (c)	69.9	122.5	113.6	735.2	1,041.2
Purchase obligations (d)	72.1	34.6	25.8	39.7	172.2
Other	11.4	1.4	0.4	—	13.2
Total (e)	$240.4	$389.5	$736.2	$1,740.8	$3,106.9
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $344.7 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s merger.

(b)	Excludes related sublease rental receipts of $42.7 million on capital lease obligations. The table includes interest of approximately $56.4 million for capital lease obligations.

(c)	Represents the minimum lease cash payments. Excludes aggregate related sublease rental receipts of $294.5 million.

(d)
Includes (1) $103.0 million for the remaining beverage purchase requirement under the beverage agreement, (2) $41.7 million for capital expenditures, (3) $13.7 million for utility commitments and (4) $13.8 million of other purchase obligations.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $27.5 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2013, cash capital expenditures amounted to $224.2 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $10.8 million.  In 2014, we expect that cash capital expenditures will amount to approximately $285.0 million, principally relating to (1) reimaging approximately 200 company-owned restaurants, (2) the opening of an estimated 15 new Image Activation company-owned restaurants, (3) maintenance capital expenditures for our company-owned restaurants and (4) various other capital projects.  We have $41.7 million of outstanding commitments for capital expenditures as of December 29, 2013 which will be paid in 2014.

Dividends

The Wendy’s Company paid quarterly cash dividends of $0.04 per share on its common stock aggregating $31.4 million in the first and second quarter of 2013. In the third and fourth quarters of 2013, The Wendy’s Company paid quarterly cash dividends of $0.05 per share on its common stock aggregating $39.3 million. During the first quarter of 2014, The Wendy’s Company declared a dividend of $0.05 per share to be paid on March 17, 2014 to shareholders of record as of March 3, 2014. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2014 at the same rate as declared in the first quarter of 2014, The Wendy’s Company’s total cash requirement for dividends for all of 2014 would be approximately $73.2 million based on the number of shares of its common stock outstanding at February 21, 2014. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013. No repurchases were made during 2012. During the year ended December 29, 2013, we repurchased 8.7 million shares for an aggregate purchase price of $69.2 million, excluding commissions of $0.1 million. The authorization for the repurchase program expired at the end of the 2013 fiscal year.

Under the prior repurchase program, which expired at the end of fiscal 2011, our Board of Directors had authorized in aggregate the repurchase of $495.0 million of our common stock. Through the expiration of the prior repurchase program, the Company repurchased in aggregate 83.3 million shares with a purchase price of $402.5 million, excluding commissions of $1.5 million.

In January 2014, our Board of Directors authorized a new repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275.0 million.

On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 has been completed. The Company incurred costs of approximately $1.8 million in connection with the tender offer, which will be recorded to “Additional paid-in capital.”

Guarantees and Other Contingencies

Year End
2013
Lease guarantees and contingent rent on leases (a)	$47.8
Recourse on loans (b)	11.5
Letters of credit (c)	18.8
Total	$78.1
_____________________

(a)
Wendy’s is contingently liable for certain leases and other obligations primarily from former company-owned restaurant locations now operated by franchisees amounting to $42.7 million as of December 29, 2013. These leases extend through 2050. In addition, Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities amounting to $5.1 million as of December 29, 2013. These leases expire on various dates through 2021.

(b)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees under debt arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement. In addition during 2012, Wendy’s provided a $2.0 million guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period.

(c)
The Company has outstanding letters of credit with various parties totaling $18.8 million, of which $18.6 million are cash collateralized. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Inflation and Changing Prices
We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases.  Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat had a significant effect on our results of operations in 2013, 2012 and 2011 and may have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) company-owned and franchise restaurants and (2) international franchise restaurants. As of December 29, 2013, all of Wendy’s goodwill of $842.5 million was associated with its North America restaurants since, as further described below, its international franchise restaurants goodwill was determined to be impaired during the fourth quarter of 2013.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. We did not initially assess our goodwill for impairment using only qualitative factors in 2013 and, therefore, we performed our test for impairment using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

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

During the fourth quarter of 2013, we performed our annual goodwill impairment test. Step one of our process determined that our international franchise restaurants reporting unit was impaired as its carrying amount exceeded its fair value.  The fair value of our international franchise reporting unit was based on the income approach, which is determined based on the present value of the anticipated cash flows associated with the reporting unit. The decline in the fair value of the international franchise restaurants reporting unit resulted from lower than anticipated current and future operating results including lower projected growth rates and profitability levels than previously anticipated. Step two of our process, resulted in an impairment charge of $9.4 million which represents the total amount of goodwill recorded for our international franchise restaurants reporting unit. We also concluded at that time that our remaining goodwill, which relates to our North America company-owned and franchise restaurants reporting unit was not impaired; the fair value of our North American reporting unit of $4,899.0 million was approximately 63% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 29, 2013. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. We did not initially assess our indefinite-lived intangibles for impairment using only qualitative factors in 2013 and, therefore, we performed our test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of company-owned and franchised restaurants and the resulting cash flows.

We performed our annual indefinite-lived intangible asset impairment test in the fourth quarter of 2013, which indicated that there had been no impairment.

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

For impairment testing purposes, long-lived assets include our company-owned restaurant assets and their definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

As of December 29, 2013, the net carrying value of our long-lived tangible and definite-lived intangible assets were $1,165.5 million and $402.8 million, respectively.

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

As a result of the Company’s system optimization initiative announced in the second quarter of 2013, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). Such losses have been included in “Facilities action charges, net” in our consolidated statement of operations for the year ended December 29, 2013. The fair value of these long-lived assets was based upon discounted cash flows of future anticipated lease and sublease income.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

•	Our ability to realize deferred tax assets:

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

Deferred tax assets are recognized to the extent the Company believes these assets will more likely than not be realized.  In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, recent operating results, tax-planning strategies, and projected future taxable income. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and are consistent with the plans and estimates we are using to manage our underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

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

At December 29, 2013 we have federal net operating losses of $77.2 million which will expire beginning 2031. Tax credits of $102.8 million at December 29, 2013, principally consisting of foreign tax credits and jobs credits, expire beginning in 2015. State net operating losses are subject to various limitations including carryforward periods and begin expiring in 2014. We believe it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $10.5 million.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $23.9 million, which if resolved favorably would reduce our tax expense by $17.7 million at December 29, 2013.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative.” At December 29, 2013, we had $2.6 million accrued for interest and $1.0 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our December 30, 2012, January 1, 2012, January 2, 2011 and January 3, 2010 tax returns have been settled. Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Legal and environmental accruals:

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. Most proceedings are in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. We review our assumptions and estimates each quarter based on new developments, changes in applicable law and other relevant factors and revise our accruals accordingly.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our practice is to maintain a target, over time and subject to market conditions, of between 35% and 75% of long-term debt including the current portion as fixed, or effectively fixed, rate debt. As of December 29, 2013, our long-term debt, including current portion, aggregated $1,463.8 million. Long-term debt consisted of $85.0 million of fixed-rate debt, $1,338.1 million of variable interest rate debt and $40.7 million of capital lease obligations. The Company’s variable interest rate debt consists of $570.6 million of Term A Loans and $767.5 million of Term B Loans. The interest rate on the Term A Loans is based on the Eurodollar Rate as defined in the Restated Credit Agreement plus 2.25%. The interest rate on the Term B Loans is based on the Eurodollar Rate as defined in the Restated Credit Agreement (but not less than 0.75%), plus 2.50%. The interest rate was 2.42% on the Term A Loans and 3.25% on the Term B Loans of as of December 29, 2013.

During the fourth quarter of 2013, the Company entered into seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350.0 million and $100.0 million in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015. These forward starting swaps mature on December 31, 2017 and are accounted for as cash flow hedges (“Cash flow hedges”). As of December 29, 2013, the fair value of the Cash flow hedges of $1.2 million was included in “Deferred costs and other assets” and as an adjustment to “Accumulated other comprehensive (loss) income.”

Our derivative instruments for the periods presented also included interest rate swaps designated as fair value hedges on our 6.20% Senior Notes with notional amounts totaling $225.0 million to swap the fixed rate interest payments on the 6.20% Senior Notes for floating rate interest payments (“Fair value hedges”). In connection with the redemption of the 6.20% Senior Notes on October 24, 2013, we terminated these Fair value hedges and recognized a $4.1 million benefit from the cumulative effect of our fair value hedges, which has been included in “Loss on early extinguishment of debt” for the year ended December 29, 2013.

Our policies prohibit the use of derivative instruments for trading purposes and we have procedures in place to monitor and control their use. If a portion of the hedging instruments are determined to be ineffective, the ineffective portion of any changes in fair value would be recognized in our results of operations.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, corn, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, a purchasing co-op negotiates contracts with approved suppliers on behalf of the Wendy’s system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts may limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. Management monitors our exposure to commodity price risk.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its restaurants and administrative operations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian franchise operations for both the years ended December 29, 2013 and December 30, 2012 represented 6% of our total franchise revenues. Revenues from our Canadian operations for both the years ended December 29, 2013 and December 30, 2012 represented 10% of our total revenues. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 29, 2013 and December 30, 2012 would not have a material effect on our consolidated financial position or results of operations.

Sensitivity Analysis

Market risk exposure for the Company is presented for each class of financial instruments held by the Company at December 29, 2013 and December 30, 2012 for which an immediate adverse market movement would cause a potentially material impact on its financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of December 29, 2013, we did not hold any market-risk sensitive instruments, which were entered into for trading purposes.

As such, the table below reflects the risk for those financial instruments entered into as of December 29, 2013 and December 30, 2012 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2013
	Carrying Value	Interest Rate Risk
Cash flow hedges	$1.2	$(12.7)
Variable-rate long-term debt, excluding capital lease obligations	(1,338.1)	(61.1)
Fixed-rate long-term debt, excluding capital lease obligations	(85.0)	(0.1)

	Year End 2012
	Carrying Value	Interest Rate Risk
Fair value hedges	$8.2	$(2.1)
Variable-rate long-term debt, excluding capital lease obligations	(1,114.8)	(68.7)
Fixed-rate long-term debt, excluding capital lease obligations	(310.2)	(12.0)

The sensitivity analysis of financial instruments held at December 29, 2013 and December 30, 2012 assumes an instantaneous one percentage point adverse change in market interest rates from their levels at December 29, 2013 and December 30, 2012, with all other variables held constant.

As of December 29, 2013, the Company had both fixed and variable interest rate debt outstanding. The interest rate risk presented above for variable-rate debt represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $1,338.1 million of variable interest rate long-term debt outstanding as of December 29, 2013. As discussed under “Interest Rate Risk,” the Company has forward starting interest rate swaps on $450.0 million of its variable-rate debt presented above which are effective beginning on June 30, 2015. As such, the interest rate risk presented in the table above, excludes the effect of the Cash flow hedges. The Company’s variable-rate long-term debt outstanding as of

December 29, 2013 had a weighted average remaining maturity of approximately five years. The interest rate risk presented above for fixed-rate debt represents the potential impact a decrease in interest rates of one percentage point has on the fair value of our $85.0 million fixed-rate debt and not on the Company’s financial position or results of operations.

As of December 30, 2012, the Company had both fixed and variable interest rate debt outstanding. The interest rate risk presented for fixed-rate debt, as of December 30, 2012, represents the potential impact a decrease in interest rates of one percentage point has on the fair value of our $310.2 million fixed-rate debt and not on the Company’s financial position or results of operations. As discussed above under “Interest Rate Risk,” the Company had fair value hedges on a portion of its fixed-rate debt. The interest rate risk for fixed-rate debt, as of December 30, 2012, presented in the table above excludes the effect of the Fair value hedges.

Item 8. Financial Statements and Supplementary Data

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(14)	Share-Based Compensation
2010 Term Loan	(10)	Long-Term Debt
2012 Lease	(21)	Transactions with Related Parties
280 BT	(21)	Transactions with Related Parties
401(k) Plan	(18)	Retirement Benefit Plans
6.20% Senior Notes	(10)	Long-Term Debt
Advertising Funds	(23)	Advertising Costs and Funds
Aircraft Lease Agreement	(21)	Transactions with Related Parties
Amendment	(10)	Long-Term Debt
AOCI	(1)	Summary of Significant Accounting Policies
Arby’s	(1)	Summary of Significant Accounting Policies
ARCOP	(21)	Transactions with Related Parties
Bakery	(18)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Buyer	(17)	Discontinued Operations
Buyer Parent	(17)	Discontinued Operations
CAP	(12)	Income Taxes
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Credit Agreement	(10)	Long-Term Debt
Double Cheese	(3)	Acquisitions and Dispositions
Eligible Arby’s Employees	(18)	Retirement Benefit Plans
Equity Plans	(14)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(6)	Investments
GAAP	(1)	Summary of Significant Accounting Policies
Grants	(14)	Share-Based Compensation
Higa Partners	(6)	Investments
Incremental Term Loans	(10)	Long-Term Debt
IRS	(12)	Income Taxes
Japan JV	(6)	Investments
Jurl	(6)	Investments
Jurlique	(6)	Investments
Liquidation Services Agreement	(21)	Transactions with Related Parties
Management Company	(21)	Transactions with Related Parties
Obligations	(6)	Investments
Pisces	(3)	Acquisitions and Dispositions
Pisces Acquisition	(3)	Acquisitions and Dispositions
QSCC	(21)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restated Credit Agreement	(10)	Long-Term Debt
Restricted Shares	(14)	Share-Based Compensation
RSAs	(14)	Share-Based Compensation
RSUs	(14)	Share-Based Compensation
Senior Notes	(10)	Long-Term Debt

Defined Term	Footnote Where Defined
SERP	(18)	Retirement Benefit Plans
Services Agreement	(21)	Transactions with Related Parties
SSG	(21)	Transactions with Related Parties
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Subleases	(21)	Transactions with Related Parties
Syrup	(20)	Guarantees and Other Commitments and Contingencies
System Optimization Remeasurement	(1)	Summary of Significant Accounting Policies
TASCO	(21)	Transactions with Related Parties
Term Loans	(10)	Long-Term Debt
Term A Loans	(10)	Long-Term Debt
Term B Loans	(10)	Long-Term Debt
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Union Pension Fund	(18)	Retirement Benefit Plans
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(21)	Transactions with Related Parties
Wendy’s Japan	(6)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2013 and December 30, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 27, 2014

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$580,152	$453,361
Accounts and notes receivable	62,885	61,164
Inventories	10,226	13,805
Prepaid expenses and other current assets	81,759	24,231
Deferred income tax benefit	120,206	91,489
Advertising funds restricted assets	67,183	65,777
Total current assets	922,411	709,827
Properties	1,165,487	1,250,338
Goodwill	842,544	876,201
Other intangible assets	1,305,780	1,301,537
Investments	83,197	113,283
Deferred costs and other assets	43,621	52,013
Total assets	$4,363,040	$4,303,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,543	$12,911
Accounts payable	83,700	70,826
Accrued expenses and other current liabilities	160,100	137,348
Advertising funds restricted liabilities	67,183	65,777
Total current liabilities	349,526	286,862
Long-term debt	1,425,285	1,444,651
Deferred income taxes	482,499	438,217
Other liabilities	176,244	147,614
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,794,445	2,782,765
Accumulated deficit	(492,215)	(467,007)
Common stock held in treasury, at cost	(409,449)	(382,926)
Accumulated other comprehensive (loss) income	(10,337)	5,981
Total stockholders’ equity	1,929,486	1,985,855
Total liabilities and stockholders’ equity	$4,363,040	$4,303,199

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenues:
Sales	$2,165,829	$2,198,323	$2,126,544
Franchise revenues	321,581	306,919	304,814
	2,487,410	2,505,242	2,431,358
Costs and expenses:
Cost of sales	1,839,740	1,881,248	1,816,109
General and administrative	293,792	287,808	292,390
Depreciation and amortization	182,359	146,976	122,992
Facilities action charges, net	10,856	41,031	45,711
Impairment of long-lived assets	15,879	21,097	12,883
Impairment of goodwill	9,397	—	—
Other operating expense, net	245	4,335	4,152
	2,352,268	2,382,495	2,294,237
Operating profit	135,142	122,747	137,121
Interest expense	(69,012)	(98,604)	(114,110)
Loss on early extinguishment of debt	(28,563)	(75,076)	—
Investment income, net	23,565	36,243	484
Other (expense) income, net	(2,080)	1,565	945
Income (loss) from continuing operations before income taxes and noncontrolling interests	59,052	(13,125)	24,440
(Provision for) benefit from income taxes	(14,154)	21,083	(6,528)
Income from continuing operations	44,898	7,958	17,912
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(266)	1,951	762
Loss on disposal of discontinued operations, net of income taxes	—	(442)	(8,799)
Net (loss) income from discontinued operations	(266)	1,509	(8,037)
Net income	44,632	9,467	9,875
Net loss (income) attributable to noncontrolling interests	855	(2,384)	—
Net income attributable to The Wendy’s Company	$45,487	$7,083	$9,875

Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.12	$.02	$.04
Discontinued operations	—	—	(.02)
Net income	$.12	$.02	$.02

Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.11	$.02	$.04
Discontinued operations	—	—	(.02)
Net income	$.11	$.02	$.02

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012

Net income	$44,632	$9,467	$9,875
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(16,271)	6,096	(6,869)
Change in unrecognized pension loss, net of income tax benefit (provision) of $37, $127, and $(21), respectively	(62)	(217)	(46)
Unrealized gain on cash flow hedges, net of income tax provision of $468	744	—	—
Other comprehensive (loss) income, net	(15,589)	5,879	(6,915)
Comprehensive income	29,043	15,346	2,960
Comprehensive loss (income) attributable to noncontrolling interests	126	(2,384)	—
Comprehensive income attributable to The Wendy’s Company	$29,169	$12,962	$2,960

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 2, 2011	$47,042	$2,771,126	$(412,464)	$(249,547)	$7,017	$—	$2,163,174
Net income	—	—	9,875	—	—	—	9,875
Other comprehensive loss, net	—	—	—	—	(6,915)	—	(6,915)
Cash dividends	—	—	(32,366)	—	—	—	(32,366)
Repurchases of common stock	—	—	—	(157,556)	—	—	(157,556)
Share-based compensation expense	—	17,688	—	—	—	—	17,688
Common stock issued upon exercises of stock options	—	(891)	—	7,084	—	—	6,193
Common stock issued upon vesting of restricted shares	—	(6,136)	—	3,871	—	—	(2,265)
Tax charge from share-based compensation	—	(1,923)	—	—	—	—	(1,923)
Other	—	7	(44)	201	—	—	164
Balance at January 1, 2012	47,042	2,779,871	(434,999)	(395,947)	102	—	1,996,069
Net income	—	—	7,083	—	—	2,384	9,467
Distribution to noncontrolling interests	—	—	—	—	—	(2,384)	(2,384)
Other comprehensive income, net	—	—	—	—	5,879	—	5,879
Cash dividends	—	—	(39,043)	—	—	—	(39,043)
Share-based compensation expense	—	11,473	—	—	—	—	11,473
Common stock issued upon exercises of stock options	—	(2,621)	—	10,197	—	—	7,576
Common stock issued upon vesting of restricted shares	—	(3,021)	—	2,604	—	—	(417)
Tax charge from share-based compensation	—	(2,906)	—	—	—	—	(2,906)
Other	—	(31)	(48)	220	—	—	141
Balance at December 30, 2012	47,042	2,782,765	(467,007)	(382,926)	5,981	—	1,985,855
Net income (loss)	—	—	45,487	—	—	(855)	44,632
Other comprehensive (loss) income, net	—	—	—	—	(16,318)	729	(15,589)
Cash dividends	—	—	(70,681)	—	—	—	(70,681)
Repurchases of common stock	—	—	—	(69,320)	—	—	(69,320)
Share-based compensation expense	—	19,613	—	—	—	—	19,613
Common stock issued upon exercises of stock options	—	(1,665)	—	41,645	—	—	39,980
Common stock issued upon vesting of restricted shares	—	(2,868)	—	981	—	—	(1,887)
Tax charge from share-based compensation	—	(3,431)	—	—	—	—	(3,431)
Consolidation of the Japan JV	—	—	—	—	—	(2,735)	(2,735)
Contributions from noncontrolling interests	—	—	—	—	—	219	219
Deconsolidation of the Japan JV	—	—	—	—	—	2,642	2,642
Other	—	31	(14)	171	—	—	188
Balance at December 29, 2013	$47,042	$2,794,445	$(492,215)	$(409,449)	$(10,337)	$—	$1,929,486

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$44,632	$9,467	$9,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,219	154,174	145,302
Loss on early extinguishment of debt	28,563	75,076	—
Distributions received from TimWen joint venture	14,116	15,274	14,942
Share-based compensation	19,613	11,473	17,688
Impairment (see below)	45,782	21,097	14,441
Net receipt (recognition) of deferred vendor incentives	6,318	(920)	7,070
Accretion of long-term debt	5,942	7,973	8,120
Amortization of deferred financing costs	2,487	4,241	6,216
Non-cash rent expense	8,152	7,210	7,554
Equity in earnings in joint ventures, net	(9,722)	(8,724)	(9,465)
Deferred income tax	12,853	(31,598)	1,624
Loss (gain) on sale of investments, net	799	(27,769)	—
(Gain) loss on dispositions, net (see below)	(49,714)	442	8,799
Other, net	(8,908)	3,093	2,854
Changes in operating assets and liabilities:
Accounts and notes receivable	174	3,999	(2,690)
Inventories	1,477	(561)	(517)
Prepaid expenses and other current assets	(4,626)	(1,360)	(7,580)
Accounts payable	(380)	(9,266)	11,364
Accrued expenses and other current liabilities	12,070	(42,906)	11,120
Net cash provided by operating activities	329,847	190,415	246,717
Cash flows from investing activities:
Capital expenditures	(224,245)	(197,590)	(146,763)
Dispositions	149,112	21,023	6,960
Acquisitions	(4,612)	(40,608)	(11,210)
Franchise loans, net	(43)	3,092	(4,003)
Sale of Arby’s, net	—	—	97,925
Change in restricted cash	(18,593)	—	—
Investment activities, net (see below)	21,691	27,949	(841)
Other, net	—	(3,251)	(265)
Net cash used in investing activities	(76,690)	(189,385)	(58,197)
Cash flows from financing activities:
Proceeds from long-term debt	575,000	1,113,750	—
Repayments of long-term debt	(590,293)	(1,044,310)	(38,702)
Deferred financing costs	(7,684)	(15,566)	(57)
Premium payments on redemptions/purchases of notes	(8,439)	(43,151)	—
Proceeds from termination of interest rate swaps	5,708	—	—
Repurchases of common stock	(69,320)	—	(157,556)
Dividends	(70,681)	(39,043)	(32,366)
Distribution to noncontrolling interests	—	(3,667)	—
Proceeds from stock option exercises	42,370	7,806	6,359
Other, net	438	52	(2,262)
Net cash used in financing activities	(122,901)	(24,129)	(224,584)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	130,256	(23,099)	(36,064)
Effect of exchange rate changes on cash	(3,465)	1,229	(1,213)
Net increase (decrease) in cash and cash equivalents	126,791	(21,870)	(37,277)
Cash and cash equivalents at beginning of period	453,361	475,231	512,508
Cash and cash equivalents at end of period	$580,152	$453,361	$475,231

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Detail of cash flows from operating activities:
Impairment:
Impairment of long-lived assets	$15,879	$21,097	$14,441
Impairment of goodwill	9,397	—	—
System Optimization Remeasurement	20,506	—	—
	$45,782	$21,097	$14,441
(Gain) loss on dispositions, net:
Gain on sales of restaurants, net	$(46,667)	$—	$—
Gain on disposal of assets, net	(4,705)	—	—
Loss on disposal of Arby’s	—	442	8,799
Loss on disposal of the Japan JV	1,658	—	—
	$(49,714)	$442	$8,799

Detail of cash flows from investing activities:
Investment activities, net:
Proceeds from sales of investments	$2,691	$27,949	$342
Dividend from Arby’s	19,000	—	—
Investment in joint venture	—	—	(1,183)
	$21,691	$27,949	$(841)

Supplemental cash flow information:
Cash paid for:
Interest	$64,749	$110,701	$111,675
Income taxes, net of refunds	$6,948	$10,124	$13,588

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$41,713	$22,109	$23,767
Capitalized lease obligations	$10,767	$16,280	$2,341

Indirect investment in Arby’s	$—	$—	$19,000

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, Inc., now known as Wendy’s International, LLC. As used herein, “Wendy’s” refers to Wendy’s International, Inc. for periods through December 29, 2013 and to Wendy’s International, LLC thereafter. Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories. At December 29, 2013, Wendy’s operated and franchised 1,183 and 5,374 restaurants, respectively.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company reports “Net loss (income) attributable to noncontrolling interests,” separately in our consolidated statements of operations.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2013” or “2013,” (2) “the year ended December 30, 2012” or “2012,” and (3) “the year ended January 1, 2012” or “2011,” all of which consisted of 52 weeks.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash and cash equivalents principally consist of cash in bank and money market mutual fund accounts and are primarily not in Federal Deposit Insurance Corporation insured accounts.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”) and has significant influence over the investee. Such investment is accounted for using the equity method, under which our results of operations include our share of the income of the investee.  Investments in limited partnerships and other non-current investments in which the Company does not have significant influence over the investees, which includes our indirect 18.5% interest in Arby’s Restaurant Group, Inc. (“Arby’s”), are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments.

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

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: 5 to 20 years for office and restaurant equipment, 3 to 15 years for transportation equipment and 7 to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

The Company classifies assets as held for sale and ceases depreciation of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria. Assets held for sale are included in “Prepaid expenses and other current assets” in the consolidated balance sheets.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our company-owned restaurants is reduced as a result of restaurant dispositions and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a company-owned restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. For goodwill impairment testing purposes, we include two reporting units comprised of our (1) North America company-owned and franchise restaurants and (2) international franchise restaurants. The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

If the Company determines that impairment may exist, the amount of the impairment loss is measured as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

Impairment of Long-Lived Assets

For impairment testing purposes, long-lived assets include our company-owned restaurant assets and their definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by our individual company-owned restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our restaurant impairment losses principally reflect impairment charges resulting from the deterioration in operating performance of certain company-owned restaurants.

As a result of the Company’s system optimization initiative announced in the second quarter of 2013, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). Such losses have been included in “Facilities action charges, net” in our consolidated statement of operations for the year ended December 29, 2013. The fair value of these long-lived assets was based upon discounted cash flows of future anticipated lease and sublease income.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

Other Intangible Assets and Deferred Financing Costs

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising; 3 to 5 years for computer software; 3 to 20 years for reacquired rights under franchise agreements and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Derivative Instruments

The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates as well as to maintain an appropriate mix of fixed and variable rate debt. Floating to fixed interest rate swap agreements are accounted for as cash flow hedges. Changes in the fair value of our cash flow hedging instruments are recorded as an adjustment to “Accumulated other comprehensive (loss) income” to the extent of the effectiveness of such hedging instruments and is subsequently reclassified into “Interest expense” in the period that the hedged forecasted transaction affects earnings. Fixed to floating interest rate swap agreements are accounted for as fair value hedges. Changes in the fair value of our fair value hedging instruments are recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in “Other (expense) income, net.”

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

Foreign Currency Translation

Substantially all of the Company’s foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency and then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive (loss) income.” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

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

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants and bakery items to our franchisees and others and upon shipment of kids’ meal promotional items to our franchisees and others. “Sales” excludes taxes collected from the Company’s customers.

“Franchise revenues” includes royalties, franchise fees and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees and development fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening. Initial franchise fees received in connection with sales of company-owned restaurants to franchisees and renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the franchise fees. Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Rental income from properties owned and leased by the Company and leased or subleased to franchisees is recognized on a straight-line basis over the respective operating lease terms. Favorable and unfavorable lease amounts related to the leased and/or subleased properties are amortized to rental income on a straight-line basis over the remaining term of the leases. See “Leases” below for further information on rental income and favorable and unfavorable lease amounts.

Cost of Sales

Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs.

Vendor Incentives

The Company receives incentives from certain vendors. These incentives are recognized as earned and are classified as a reduction of “Cost of sales.”

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

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities,” respectively. Favorable and unfavorable lease amounts are amortized on a straight-line basis over the remaining term of the leases. Such amortization is recognized in the consolidated statements of operations based on the nature of the underlying lease; Favorable and unfavorable lease amounts related to leases for company-owned restaurants, sold or closed restaurants, leased and/or subleased properties and corporate offices are amortized to “Cost of sales,” “Other operating expense, net,” “Franchise revenues” and “General and administrative,” respectively. When the expected term of a lease is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2013, 2012 or 2011. As of December 29, 2013, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 56% of its company-owned and franchised restaurants and three additional in-line distributors that, in the aggregate, serviced approximately 36% of its company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 28 foreign countries and U.S. territories with the largest number in Canada. Wendy’s restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Ohio, Texas, Georgia, Michigan, California, Pennsylvania and North Carolina. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of Wendy’s restaurants are in Canada.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment that requires companies to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The amendment is effective commencing with our 2014 fiscal year. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued an amendment adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The amendment requires presentation of changes in AOCI balances by component and significant items reclassified out of AOCI by component either (1) on the face of the statement of operations of (2) as a separate disclosure in the notes to the financial statements. The Company adopted this amendment during the first quarter of 2013; however, no amounts have been reclassified out of AOCI during the periods presented in our consolidated financial statements.

(2) Facilities Action Charges, Net

	Year Ended
	2013	2012	2011
System optimization initiative	$4,901	$—	$—
Facilities relocation and other transition costs	4,574	28,990	5,527
Breakfast discontinuation	1,118	10,569	—
Arby’s transaction related costs	263	1,472	40,184
	$10,856	$41,031	$45,711

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a plan to sell approximately 425 company-owned restaurants to franchisees by the end of the first quarter of 2014. This initiative also includes the consolidation of regional and divisional territories which has been completed as of the beginning of the 2014 fiscal year. As a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants. The Company does not anticipate significant changes to such System Optimization Remeasurement through the completion of the initiative, although such changes could occur if actual future rental payments differ substantially from estimated payments. Costs incurred related to the system optimization initiative, as well as gains or losses recognized on sales of restaurants under the system optimization initiative are recorded to “Facilities action charges, net” in our consolidated statements of operations. The Company’s estimate for costs to be incurred under the system optimization initiative during 2014 totals approximately $8,900 and includes: (1) accelerated amortization of previously acquired franchise rights in a territory being sold of $500, (2) severance and employee related costs of $3,300, (3) professional fees of $2,300 and (4) share-based compensation of $2,800. The Company cannot reasonably estimate the gains or losses resulting from future sales of restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded under our system optimization initiative:

Year Ended
2013
Gain on sales of restaurants, net	$(46,667)
System Optimization Remeasurement (a)	20,506
Accelerated amortization (b)	16,907
Severance and related employee costs	9,650
Professional fees	2,389
Share-based compensation (c)	1,253
Other	863
Total system optimization initiative	$4,901
_______________

(a)
Includes remeasurement of land, buildings, leasehold improvements and favorable lease assets at all company-owned restaurants included in our system optimization initiative. See Note 11 for more information on non-recurring fair value measurements.

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

Gain on Sales of Restaurants, Net

Year Ended
2013
Number of restaurants sold to franchisees	244

Proceeds from sales of restaurants	$130,154
Net assets sold (a)	(60,895)
Goodwill related to sales of restaurants	(20,578)
Net unfavorable lease liabilities (b)	(57)
Other	(1,957)
Gain on sales of restaurants, net	$46,667
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
The Company recorded favorable lease assets of $37,749 and unfavorable lease liabilities of $37,806 as a result leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 30, 2012	Charges	Payments	Balance December 29, 2013
Severance and employee related costs	$—	$9,650	$(2,599)	$7,051
Professional fees	—	2,389	(2,252)	137
Other	—	863	(603)	260
	$—	$12,902	$(5,454)	$7,448

Restaurant Assets Held for Sale

Year End
2013
Number of restaurants classified as held for sale	181

Restaurant net assets held for sale	$29,630

Restaurant net assets held for sale consist primarily of cash, inventory and equipment and are included in “Prepaid expenses and other current assets” as of December 29, 2013.

Subsequent Events

Subsequent to December 29, 2013, the Company completed the sale of certain assets used in the operation of 70 Wendy’s restaurants for cash proceeds of approximately $33,300, subject to customary purchase price adjustments. These sales are expected to result in an estimated pre-tax gain of approximately $14,700 in the first quarter of 2014.

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio, which was substantially completed during 2012. The Company does not expect to incur additional costs related to the relocation.

	Year Ended			Total Incurred Since Inception
	2013	2012	2011
Severance, retention and other payroll costs	$1,856	$9,952	$5,345	$17,153
Relocation costs	1,898	5,222	—	7,120
Atlanta facility closure costs	337	4,541	—	4,878
Consulting and professional fees	128	4,928	—	5,056
Other	355	2,126	14	2,495
	4,574	26,769	5,359	36,702
Accelerated depreciation expense	—	1,921	197	2,118
Share-based compensation	—	300	(29)	271
Total	$4,574	$28,990	$5,527	$39,091

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The tables below present a rollforward of our accruals for facility relocation costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance December 30, 2012	Charges	Payments	Balance December 29, 2013
Severance, retention and other payroll costs	$4,121	$1,856	$(5,038)	$939
Relocation costs	500	1,898	(2,398)	—
Atlanta facility closure costs	4,170	337	(1,733)	2,774
Consulting and professional fees	80	128	(208)	—
Other	9	355	(364)	—
	$8,880	$4,574	$(9,741)	$3,713

	Balance January 1, 2012	Charges	Payments	Balance December 30, 2012
Severance, retention and other payroll costs	$5,345	$9,952	$(11,176)	$4,121
Relocation costs	—	5,222	(4,722)	500
Atlanta facility closure costs	—	4,541	(371)	4,170
Consulting and professional fees	—	4,928	(4,848)	80
Other	—	2,126	(2,117)	9
	$5,345	$26,769	$(23,234)	$8,880

Breakfast Discontinuation

During 2013 and 2012, the Company reflected costs totaling $1,118 and $10,569, respectively, resulting from the discontinuation of the breakfast daypart at certain restaurants. Costs during 2013 primarily consisted of the remaining carrying value of breakfast related equipment no longer being used. Costs during 2012 consisted primarily of (1) the remaining net carrying value of $5,277 for certain breakfast equipment and (2) amounts advanced to franchisees of $3,544 for breakfast equipment which will not be reimbursed.

Arby’s Transaction Related Costs

As a result of the sale of Arby’s in July 2011, we expensed costs related to the Arby’s transaction during 2013, 2012 and 2011 as detailed in the table below. The Company does not expect to incur additional costs related to the sale of Arby’s.

	Year Ended			Total Incurred Since Inception
	2013	2012	2011
Severance, retention and other payroll costs (a)	$153	$615	$29,194	$29,962
Relocation costs (b)	—	349	1,670	2,019
Consulting and professional fees	—	7	2,935	2,942
Other	110	278	288	676
	263	1,249	34,087	35,599
Share-based compensation (a) (b)	—	223	6,097	6,320
	$263	$1,472	$40,184	$41,919
_______________

(a)
2011 transaction related costs included $20,806 of costs incurred by the Company in accordance with the termination provisions of the employment agreements for three senior executives (for required payments of $14,481 and vesting of previously issued stock awards of $6,325).

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
Relocation costs are expensed as incurred. However, payments of $750 made due to the relocation of a corporate executive were being expensed over the three year period following this executive’s relocation in accordance with the terms of the agreement. The agreement also included a restricted share award with a grant date fair value of $750 which was being expensed over a three year requisite service period. In accordance with the terms of a separation agreement with such executive, the remaining unamortized costs were recorded to severance expense and included in “General and administrative” during the second quarter of 2013.

As of December 30, 2012, our accrual for Arby’s transaction related costs, which was included in “Accrued expenses and other current liabilities,” totaled $696 and related to severance, retention and other payroll costs. Arby’s transaction related costs expensed during 2013, as well as amounts included in the accrual at December 30, 2012, were paid during the year ended December 29, 2013. As a result, no accrual remains at December 29, 2013. The table below presents a rollforward of the accrual for Arby’s transaction related costs, which was included in “Accrued expenses and other current liabilities.”

	Balance January 1, 2012	Charges	Payments	Balance December 30, 2012
Severance, retention and other payroll costs	$14,414	$615	$(14,333)	$696
Relocation costs	1,101	349	(1,450)	—
Consulting and professional fees	—	7	(7)	—
Other	—	278	(278)	—
	$15,515	$1,249	$(16,068)	$696

(3) Acquisitions and Dispositions

Acquisitions

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

The operating results of the 30 franchised restaurants acquired were included in our consolidated financial statements beginning on the acquisition date through the subsequent sale during the fourth quarter of 2013 to a franchisee in connection with our system optimization initiative. Such results were not material to our consolidated financial statements.

The table below presents the allocation of the total purchase price, including closing adjustments, to the fair value of assets acquired and liabilities assumed at the acquisition date.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Total purchase price paid in cash	$18,915
Identifiable assets acquired and liabilities assumed:
Cash	55
Inventories	149
Properties	12,485
Deferred taxes and other assets	1,773
Acquired territory rights (a)	18,390
Favorable ground leases	222
Capitalized lease obligations	(14,394)
Deferred vendor incentives (b)	(382)
Unfavorable leases	(992)
Other liabilities	(952)
Total identifiable net assets	16,354
Goodwill (c)	$2,561
_______________

(a)	The acquired territory rights had a weighted average amortization period of 13 years. Due to the subsequent sale of this territory, we accelerated the amortization through the date of sale.

(b)	Included in “Other liabilities” at the acquisition date.

(c)	This goodwill is not deductible or amortizable for income tax purposes. In addition, the goodwill was disposed of as a result of the subsequent sale of this territory.

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

The operating results of the 24 franchised restaurants acquired have been included in our consolidated financial statements beginning on the acquisition date. Such results were not material to our consolidated financial statements. The Company determined that this territory would be included in the system optimization initiative and met the criteria to be classified as held for sale. As a result, the restaurants’ net assets consisting primarily of cash, inventory and equipment are included in “Prepaid expenses and other current assets” as of December 29, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date.

Total purchase price paid in cash	$19,181
Identifiable assets acquired and liabilities assumed:
Cash	27
Inventories	163
Properties	12,753
Deferred taxes and other assets	190
Acquired territory rights (a)	2,640
Favorable ground leases	1,147
Capitalized lease obligations	(948)
Deferred vendor incentives (b)	(248)
Unfavorable leases	(531)
Other liabilities	(727)
Total identifiable net assets	14,466
Goodwill (c)	$4,715
_______________

(a)	The acquired territory rights have a weighted average amortization period of 13 years. Due to the anticipated sale of this territory, we accelerated the amortization through the expected date of sale.

(b)	Included in “Other liabilities” at the acquisition date.

(c)	Goodwill is partially amortizable for income tax purposes.

The fair values of the identifiable assets acquired were determined using one of the following valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

Other acquisitions

During the year ended December 29, 2013, Wendy’s acquired one franchised restaurant; such transaction was not significant. See Note 6 for discussion of the step-acquisition of our investment in a joint venture in Japan.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Dispositions

During the year ended December 29, 2013, Wendy’s received cash proceeds of $18,958 from dispositions not part of the system optimization initiative, consisting of (1) $10,305 primarily from the sale of surplus properties and (2) $8,653 resulting from franchisees exercising options to purchase previously leased properties. These sales resulted in a net gain of $4,705 which is included in “Other operating expense, net.” See Note 2 for discussion of restaurant dispositions in connection with our system optimization initiative.

During the year ended December 30, 2012, Wendy’s received cash proceeds of $21,023 from dispositions, consisting of (1) $14,059 from the sale of 30 company-owned restaurants to franchisees, (2) $1,874 from the sale of a restaurant to an unrelated third party, (3) $3,550 resulting from franchisees exercising options to purchase previously subleased properties, (4) $941 related to the sale of surplus properties and (5) $599 related to other dispositions. These sales resulted in a net loss of $22.

During the year ended January 1, 2012, Wendy’s received proceeds from dispositions of $6,113, consisting of (1) $3,275 from the sale of five company-owned restaurants to franchisees, (2) $1,075 from the sale of land, building and equipment related to the exercise of a purchase option by a franchisee, (3) $909 from the sale of surplus properties and (4) $854 related to other dispositions. These sales resulted in a net gain of $885.

Other acquisitions and dispositions by the Company for 2011 and by Arby’s through the date of its sale were not significant.

(4) Income (Loss) Per Share

Basic income (loss) per share for 2013, 2012 and 2011 was computed by dividing income (loss) amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. Income (loss) amounts attributable to The Wendy’s Company used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2013	2012	2011
Amounts attributable to The Wendy’s Company:
Income from continuing operations	$45,753	$5,574	$17,912
Net (loss) income from discontinued operations	(266)	1,509	(8,037)
Net income	$45,487	$7,083	$9,875

The weighted average number of shares used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2013	2012	2011
Common stock:
Weighted average basic shares outstanding	392,585	390,275	405,224
Dilutive effect of stock options and restricted shares	6,095	1,865	1,956
Weighted average diluted shares outstanding	398,680	392,140	407,180

Diluted income per share was computed by dividing income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. For 2013, 2012 and 2011, we excluded 10,823, 23,406 and 19,294, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Cash and Receivables

	Year End
	2013	2012
Cash and cash equivalents
Cash	$174,278	$188,436
Cash equivalents	405,874	264,925
	$580,152	$453,361

Restricted cash equivalents
Current (a)
Collateral supporting letters of credit	$18,593	$—
Trust for termination costs for former Wendy’s executives	168	168
Other	155	152
	$18,916	$320

Non-current (b)
Trust for termination costs for former Wendy’s executives	$2,969	$3,295
_______________

(a)	Included in “Prepaid expenses and other current assets.”

(b)	Included in “Deferred costs and other assets.”

	Year End
	2013	2012
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$54,628	$56,494
Other	10,952	8,638
	65,580	65,132
Notes receivables from franchisees (a)	864	2,353
	66,444	67,485
Allowance for doubtful accounts	(3,559)	(6,321)
	$62,885	$61,164

Non-Current (b)
Notes receivables from franchisees (a) (c)	$5,568	$10,227
Allowance for doubtful accounts	(275)	(2,881)
	$5,293	$7,346
_______________

(a)
Includes $1,687 and $1,857 of loans to franchisees for the purchase of equipment utilized in the breakfast program which were included in current and non-current notes receivable, respectively, as of December 30, 2012. The Company had provided a full allowance for doubtful accounts on the amounts owed as of December 30, 2012 (see Note 2 for further information). During 2013, Wendy’s canceled and forgave the principal balance of the loans outstanding.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)	Included in “Deferred costs and other assets.”

(c)
Includes loans totaling $2,997 to a franchisee in connection with the termination of our investment in a joint venture in Japan, which is included in non-current notes receivable as of December 29, 2013 (see Note 6 for further information). The loan is guaranteed by the franchisee’s owners, bears interest at 2.0% and matures in December 2018.

The following is an analysis of the allowance for doubtful accounts:

	Year End
	2013	2012	2011
Balance at beginning of year:
Current	$6,321	$4,053	$7,321
Non-current	2,881	963	3,778
Provision for doubtful accounts:
Franchisees and other	(574)	670	264
Arby’s allowance transferred in sale	—	—	(5,504)
Uncollectible accounts written off, net of recoveries	(4,794)	(28)	(843)
Breakfast notes receivables fully reserved (see Note 2)	—	3,544	—
Balance at end of year:
Current	3,559	6,321	4,053
Non-current	275	2,881	963
Total	$3,834	$9,202	$5,016

(6) Investments

The following is a summary of the carrying value of our investments:

	Year End
	2013	2012
Equity investments:
Joint venture with THI	$79,810	$89,370
Joint venture in Japan (a)	—	(1,750)
Cost investments:
Arby’s (b)	—	19,000
Other cost investments	3,387	4,913
	$83,197	$111,533
_______________

(a)
In 2012, our equity investment in a joint venture in Japan was included in “Other liabilities” as Wendy’s had provided certain guarantees and the partners had agreed on a plan to finance anticipated future cash requirements of the joint venture. Beginning in the second quarter of 2013, we consolidated the joint venture in Japan. Refer to the “Joint Venture in Japan” discussion below for additional information.

(b)
In 2013, we received a dividend from our investment in Arby’s, which was recorded as a reduction to the carrying value of our investment. Refer to the “Indirect Investment in Arby’s” discussion below for additional information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $47,476 and $54,088 as of December 29, 2013 and December 30, 2012, respectively, primarily due to purchase price adjustments from the Wendy’s merger.

Presented below is activity related to our portion of TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 29, 2013, December 30, 2012 and January 1, 2012.

	Year Ended
	2013	2012	2011
Balance at beginning of period	$89,370	$91,742	$98,631

Equity in earnings for the period	13,793	13,680	13,505
Amortization of purchase price adjustments (a)	(2,981)	(3,129)	(2,934)
	10,812	10,551	10,571
Distributions received	(14,116)	(15,274)	(14,942)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	(6,256)	2,351	(2,518)
Balance at end of period (b)	$79,810	$89,370	$91,742
_______________

(a)	Based upon an average original aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of the financial information of TimWen, including the balance sheets as of December 29, 2013 and December 30, 2012 and certain income statement information for the years ended December 29, 2013, December 30, 2012 and January 1, 2012. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	Year End
	2013	2012
Balance sheet information:
Properties	$64,520	$73,013
Cash and cash equivalents	3,339	3,538
Accounts receivable	2,924	3,274
Other	2,268	2,516
	$73,051	$82,341

Accounts payable and accrued liabilities	$1,127	$3,215
Other liabilities	7,256	8,561
Partners’ equity	64,668	70,565
	$73,051	$82,341

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year Ended
	2013	2012	2011
Income statement information:
Revenues	$38,751	$39,702	$39,374
Income before income taxes and net income	27,586	27,377	27,358

Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. Our initial investment in the Japan JV of $1,183 was included in “Investment in joint venture” in our consolidated statement of cash flows for the year ended January 1, 2012. Through the first quarter of 2013 as further described below, our 49% share of the Japan JV was accounted for as an equity method investment. Our share of the Japan JV’s net losses of $1,090, $1,827, and $1,106 during the years ended December 29, 2013, December 30, 2012 and January 2, 2012, respectively, are included in “Other operating expense, net” in our consolidated statements of operations.

In January 2013, Wendy’s and the Higa Partners agreed to fund future anticipated cash requirements of the Japan JV up to a maximum amount per partner. In conjunction with the first contributions in April 2013 of $1,000 and $219 by Wendy’s and the Higa Partners, respectively, the partners executed an amendment to the original joint venture agreement which included revised rights and obligations of the partners and changes to the ownership and profit distribution percentages. As a result of the changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013. Beginning in the second quarter of 2013, we reported the Japan JV’s results of operations in the appropriate line items in our consolidated statements of operations and the net loss attributable to the Higa Partners’ ownership percentage in “Net loss (income) attributable to noncontrolling interests.” The consolidation of the Japan JV’s three restaurants did not have a material impact on our consolidated financial statements. In August 2013, additional contributions of $1,000 and $219 were made by Wendy’s and the Higa Partners, respectively.

In December 2013, Wendy’s and the Higa Partners agreed to terminate Wendy’s investment in the joint venture and repay their respective portions of the Japan JV’s outstanding financing debt and liabilities related to restaurant closure costs (the “Obligations”). In connection with that agreement, Wendy’s (1) made a contribution to the Japan JV of $2,800 to pay the Obligations attributable to Wendy’s and (2) loaned $2,800 to the Japan JV to pay the Obligations attributable to the Higa Partners interest. Wendy’s also loaned $197 to the Japan JV to help support the future working capital needs of that entity. On December 27, 2013, Wendy’s transferred its interest in the Japan JV to Higa Industries, Ltd. for nominal consideration, terminating the joint venture, and establishing the Japan JV as a wholly-owned entity of the Higa Partners (“Wendy’s Japan”). Wendy’s Japan and the Higa Partners issued a promissory note to Wendy’s evidencing the commitment to repay both amounts described above in full by December 27, 2018 (see Note 5 for additional information regarding this receivable). We have included our capital contributions totaling $4,800, net of cash acquired of $188, for the year ended December 29, 2013 in “Acquisitions” in our consolidated statement of cash flows. Therefore, Wendy’s deconsolidated the Japan JV and recognized a loss of $1,658, which was included in “Other operating expense, net” in our consolidated statements of operations for the year ended December 29, 2013.

Certain of the Obligations were supported by guarantees by Wendy’s and the Higa Partners, and such guarantees were subject to a cross-indemnification arrangement between Wendy’s and the Higa Partners. With the repayment of the Japan JV’s financing debt, the applicable guarantees were also terminated, and both Wendy’s and the Higa Partners terminated the cross-indemnification arrangement related thereto. As a result, as of December 29, 2013, Wendy’s had no remaining funding requirements for, or exposure under guarantees to lenders to, the Japan JV.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Indirect Investment in Arby’s

In connection with the sale of Arby’s, Wendy’s Restaurants obtained an 18.5% equity interest in ARG Holding Corporation (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. See Note 17 for more information on the sale of Arby’s. We account for our interest in Arby’s as a cost method investment. During 2013, we received a dividend of $40,145 from our investment in Arby’s, of which $21,145 was recognized in “Investment income, net,” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. During 2012, we received a dividend of $4,625 from our investment in Arby’s, which was included in “Investment income, net.”

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products, for which we received proceeds of $27,287, net of the amount held in escrow. In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28,500. During the year ended December 30, 2012, we recorded a gain on sale of this investment of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed above. The gain was included in “Investment income, net” in our consolidated statement of operations. During the year ended December 29, 2013, we collected $1,166 of the escrow. We determined that $799 of the remaining escrow would not be received and recorded the reduction of our escrow receivable to “Investment income, net.” The remaining escrow of $964 as of December 29, 2013, which was adjusted for foreign currency translation and included in “Deferred costs and other assets,” is considered collectible.

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

(7) Properties

	Year End
	2013	2012
Owned:
Land	$384,847	$400,571
Buildings and improvements	454,805	421,127
Office, restaurant and transportation equipment	389,161	446,022
Leasehold improvements	374,586	345,415
Leased:
Capital leases (a)	36,126	36,551
	1,639,525	1,649,686
Accumulated depreciation and amortization (b)	(474,038)	(399,348)
	$1,165,487	$1,250,338
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(a)	These assets principally include buildings and improvements.

(b)
Includes $38,190 of accelerated depreciation and amortization during the year ended December 29, 2013 on certain long-lived assets to reflect their use over shortened estimated useful lives as a result of the reimaging of restaurants as part of our Image Activation program. Also includes $14,911 and $10,273 of accumulated amortization related to capital leases at December 29, 2013 and December 30, 2012, respectively.

(8) Goodwill and Other Intangible Assets

Goodwill activity for 2013 and 2012 was as follows:

	Year End
	2013	2012

Balance at beginning of year	$876,201	$870,431
Restaurant dispositions	(20,578)	(3,103)
Restaurant acquisitions	—	7,982
Impairment	(9,397)	—
Currency translation adjustment and other, net	(3,682)	891
Balance at end of year	$842,544	$876,201

During the fourth quarter of 2013, we performed our annual goodwill impairment test. Step one of our process determined that our international franchise restaurants reporting unit was impaired as its carrying amount exceeded its fair value.  The fair value of our international franchise reporting unit was based on the income approach, which is determined based on the present value of the anticipated cash flows associated with the reporting unit. The decline in the fair value of the international franchise restaurants reporting unit resulted from lower than anticipated current and future operating results including lower projected growth rates and profitability levels than previously anticipated. Step two of our process resulted in an impairment charge of $9,397, which represents the total amount of goodwill recorded for our international franchise restaurants reporting unit.  We also concluded at that time that our remaining goodwill, which relates to our North America company-owned and franchise restaurants reporting unit was not impaired.

The following is a summary of the components of other intangible assets:

	Year End 2013			Year End 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	352,339	(88,281)	264,058	353,778	(71,795)	281,983
Favorable leases	140,619	(41,625)	98,994	103,914	(30,369)	73,545
Reacquired rights under franchise agreements (a)	23,065	(21,219)	1,846	23,065	(779)	22,286
Computer software	68,665	(30,783)	37,882	45,005	(24,282)	20,723
	$1,487,688	$(181,908)	$1,305,780	$1,428,762	$(127,225)	$1,301,537
_______________

(a)
Includes $16,907 of accelerated amortization during the year ended December 29, 2013 on previously acquired franchise rights in territories expected to be sold as part of our system optimization initiative.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate amortization expense:
Actual for fiscal year (a):
2011	$33,181
2012	32,713
2013	55,516
Estimate for fiscal year:
2014	$37,116
2015	33,257
2016	31,102
2017	29,815
2018	28,231
Thereafter	243,259
_______________

(a)
Includes $792, $1,757, and $2,763 of impairment charges related to other intangible assets in 2013, 2012 and 2011, respectively. Also, 2013 includes $1,678 of System Optimization Remeasurement and $16,907 of accelerated amortization on previously acquired franchise rights in territories expected to be sold as a part of our system optimization initiative.

(9) Accrued Expenses and Other Current Liabilities

	Year End
	2013	2012
Accrued compensation and related benefits	$68,394	$67,862
Accrued taxes	21,791	28,593
Accrued interest	4,611	6,211
Accrued pension (a)	13,513	—
Other	51,791	34,682
	$160,100	$137,348
_______________

(a)	2013 includes a $13,500 charge resulting from The New Bakery Co. of Ohio, Inc.’s withdrawal from a multiemployer pension plan in the fourth quarter. See Note 18 for more information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2013	2012
Term A Loans, due in 2018 (a)	$570,625	$—
Term B Loans, due in 2019 (a)	767,452	1,114,826
6.20% Senior Notes, repaid in October 2013 (a)	—	225,940
7% debentures, due in 2025 (b)	84,666	83,496
Capital lease obligations, due through 2042	40,732	32,594
Other	353	706
	1,463,828	1,457,562
Less amounts payable within one year	(38,543)	(12,911)
Total long-term debt	$1,425,285	$1,444,651

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 29, 2013 were as follows:

Fiscal Year
2014	$38,543
2015	54,281
2016	59,408
2017	66,581
2018	397,757
Thereafter	862,592
$1,479,162
_______________

(a)
On May 15, 2012, Wendy’s entered into a Credit Agreement, as amended (the “Credit Agreement”) which included, among other instruments, a senior secured term loan facility of $1,125,000 (“Term B Loans”). The Term B Loans were issued at 99.0% of the principal amount, representing an original issue discount of 1.0% resulting in net proceeds of $1,113,750. The discount of $11,250 was accreted and the related charge included in “Interest expense” through the subsequent refinancing described below. During the year ended December 30, 2012, Wendy’s incurred $15,566 in costs related to the Credit Agreement, which were amortized to “Interest expense” through the subsequent refinancing described below utilizing the effective interest rate method. The Credit Agreement replaced the $650,000 credit agreement and the amended senior secured term loan (the “2010 Term Loan”) executed in 2010.

On May 16, 2013, Wendy’s amended and restated the Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement is comprised of (1) a $350,000 senior secured term loan facility (“Term A Loans”) which will mature on May 15, 2018 and bears interest at the Eurodollar Rate (as defined in the Restated Credit Agreement) plus 2.25%, (2) $769,375 Term B Loans which will mature on May 15, 2019 and bear interest at the Eurodollar Rate plus 2.50% with a floor of 0.75% and (3) a $200,000 senior secured revolving credit facility which will mature on May 15, 2018. The proceeds from the Term A Loans were used to refinance a portion of our existing Term B Loans. As a result of this refinancing, Wendy’s incurred a loss on the early extinguishment of debt of $21,019 during the second quarter of 2013 which consisted of the write-off of the unaccreted discount on Term B Loans and the deferred costs associated with the Credit Agreement, as illustrated in the table below. The Restated Credit Agreement also contains provisions for an uncommitted increase of up to $275,000 principal amount of the Term B Loans subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70,000 of letters of credit and allows for liens in the form of cash collateralized letters of credit up to an additional $40,000. The obligations under the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restated Credit Agreement are secured by substantially all of the non-real estate assets and stock of Wendy’s and its domestic subsidiaries (other than certain unrestricted subsidiaries) and 65% of the stock of certain of its foreign subsidiaries in each case subject to certain limitations and exceptions.

On September 24, 2013, Wendy’s entered into an amendment (the “Amendment”) to its Restated Credit Agreement to borrow an aggregate principal amount of up to $225,000 of additional Term A Loans (“Incremental Term Loans”). The Amendment does not contain any material changes to existing covenants or other terms of the Restated Credit Agreement, except as described in the preceding sentence. On October 24, 2013, Wendy’s borrowed $225,000 of Incremental Term Loans under the Amendment.

The Term B Loans, Term A Loans and Incremental Term Loans (collectively, the “Term Loans”) are payable in quarterly installments which commenced on December 31, 2012, September 30, 2013 and December 31, 2013, respectively, with the remaining balances payable upon maturity. In addition, the Term Loans require prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Restated Credit Agreement. An excess cash flow payment was not required for fiscal 2013 or 2012. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. During the third quarter of 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. Therefore, as of December 29, 2013, there were no amounts outstanding under the revolving credit facility. As of December 29, 2013, the Company had outstanding cash collateralized letters of credit with various parties of $18,593. The interest rates on Term A Loans and Term B Loans were 2.42% and 3.25%, respectively, as of December 29, 2013.

During the year ended December 29, 2013, Wendy’s incurred $7,961 in costs related to the Restated Credit Agreement and the Amendment, which are being amortized to “Interest expense” through the maturity of the Term Loans utilizing the effective interest rate method. Proceeds from the Incremental Term Loans, plus cash on hand, were used to redeem all amounts outstanding on the aggregate principal amount of the Wendy’s 6.20% Senior Notes due in 2014 (the “6.20% Senior Notes”) at a price equal to 103.8%, as defined in the 6.20% Senior Notes and accrued and unpaid interest to the redemption date. In connection with the redemption of the 6.20% Senior Notes, Wendy’s terminated the related interest rate swaps with notional amounts totaling $225,000 which had been designated as fair value hedges. See Note 11 for more information on the interest rate swaps. As a result, Wendy’s recognized a loss on the early extinguishment of debt of $7,544 during the fourth quarter of 2013 which consisted of (1) a premium payment, as defined in the 6.20% Senior Notes, (2) the remaining fair value adjustment previously recorded in connection with the Wendy’s merger, partially offset by (3) a benefit from the cumulative effect of our fair value hedges, as illustrated in the table below.

During the year ended December 30, 2012, proceeds from the Term B Loans were used (1) to repay all amounts outstanding under the 2010 Term Loan, (2) to redeem the Wendy’s Restaurants 10.00% Senior Notes due 2016 (the “Senior Notes”) in the amounts of $440,775 aggregate principal at a redemption price of 107.5% of the principal amount in July 2012 and to purchase $124,225 aggregate principal at a purchase price of 108.125% of the principal amount in May 2012, both plus accrued and unpaid interest and (3) to pay substantially all of the Credit Agreement fees and expenses.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As a result of the refinancings described above, the Company incurred losses on the early extinguishment of debt as follows:

	Year Ended 2013	Year Ended 2012
Unaccreted discount on Term B Loans	$9,561	$—
Deferred costs associated with the Credit Agreement	11,458	—
Unaccreted fair value adjustment associated with the 6.20% Senior Notes	3,168	—
Benefit from cumulative effect of the fair value hedges	(4,063)	—
Premium payment to redeem/purchase the 6.20% Senior Notes and the Senior Notes, respectively	8,439	43,151
Unaccreted discount on the Senior Notes	—	9,272
Deferred costs associated with the Senior Notes	—	12,433
Unaccreted discount on the 2010 Term Loan	—	1,695
Deferred costs associated with the 2010 Term Loan	—	8,525
Loss on early extinguishment of debt	$28,563	$75,076

The affirmative and negative covenants in the Restated Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Restated Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with the covenants of the Restated Credit Agreement as of December 29, 2013. The covenants generally do not restrict The Wendy’s Company or any of its subsidiaries that are not subsidiaries of Wendy’s.

(b)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions. Wendy’s was in compliance with these covenants as of December 29, 2013.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The full amount of the line was available under this line of credit as of December 29, 2013.

At December 29, 2013, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of December 29, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
2013
Cash and cash equivalents	$314,030
Accounts and notes receivable (including long-term)	60,498
Inventories	9,054
Properties	223,698
Goodwill	708,725
Other intangible assets	1,206,786
Other assets (including long-term)	47,881
$2,570,672

(11) Fair Value Measurements

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 29, 2013 and December 30, 2012:

	December 29, 2013		December 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$405,874	$405,874	$264,925	$264,925	Level 1
Non-current cost method investments (a)	3,387	130,433	23,913	50,761	Level 3
Cash flow hedges (b)	1,212	1,212	—	—	Level 2
Fair value hedges (b)	—	—	8,169	8,169	Level 2

Financial liabilities
Term A Loans, due in 2018 (c)	570,625	569,555	—	—	Level 2
Term B Loans, due in 2019 (c)	767,452	767,452	1,114,826	1,130,434	Level 2
6.20% Senior Notes, repaid in October 2013 (c)	—	—	225,940	240,750	Level 2
7% debentures, due in 2025 (c)	84,666	98,250	83,496	99,900	Level 2
Capital lease obligations (d)	40,732	38,716	32,594	33,299	Level 3
Guarantees of franchisee loans obligations (e)	884	884	940	940	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on applying a multiple to Arby’s earnings before income taxes, depreciation and amortization per its current unaudited financial information. See Note 6 for more information related to the indirect investment in Arby’s and the reduction of the carrying value of our investment during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments were based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

(b)	The fair values were developed using market observable data for all significant inputs.

(c)	The fair values were based on quoted market prices in markets that are not considered active markets.

(d)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(e)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing. In addition during 2012, Wendy’s provided a guarantee to a lender for a franchisee in connection with the refinancing of the franchisee’s debt. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception adjusted for a history of defaults.

The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts. Our derivative instruments, cash and cash equivalents and guarantees are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Derivative Instruments

The Company’s primary objective for entering into interest rate swap agreements is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

During the fourth quarter of 2013, the Company entered into seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015. These forward starting swaps mature on December 31, 2017. See Note 10 for further information on the Company’s interest payments under the Restated Credit Agreement. At inception, the forward starting swap agreements were designated as cash flow hedges and will be evaluated for effectiveness quarterly.

As of December 29, 2013, the fair value of the cash flow hedges of $1,212 was included in “Deferred costs and other assets” and as an adjustment to “Accumulated other comprehensive (loss) income.” Through December 29, 2013, no hedge ineffectiveness has occurred relating to these cash flow hedges.

Our derivative instruments for the periods presented also included interest rate swaps designated as fair value hedges on our 6.20% Senior Notes with notional amounts totaling $225,000 to swap the fixed rate interest payments on the 6.20% Senior Notes for floating rate interest payments. In connection with the redemption of the 6.20% Senior Notes on October 24, 2013, we terminated these interest rate swaps and recognized a $4,063 benefit from the cumulative effect of our fair value hedges, which has been included in “Loss on early extinguishment of debt” for the year ended December 29, 2013. See Note 10 for more information. Upon termination of the interest rate swaps, we received a $5,708 cash payment, which was recorded against the derivative asset and the related derivative interest receivable.

At December 30, 2012, the fair value of the interest rate swaps on the 6.20% Senior Notes was $8,169 and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% Senior Notes. Interest income on the fair value hedges was $4,319, $5,510 and $5,611 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. There was no ineffectiveness from these fair value hedges through their termination in October 2013.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk and our interest rate swaps are not cleared through a central clearinghouse; however we do monitor the credit standing of the counterparties. All of the Company’s financial instruments were in an asset position as of December 30, 2012 and December 29, 2013 and therefore presented gross in the consolidated balance sheets.

Non-Recurring Fair Value Measurements

The following tables present the fair values for those assets and liabilities measured at fair value on a non-recurring basis during the year ended December 29, 2013 and December 30, 2012 and the resulting impact on the consolidated statements of operations.

Total losses for the year ended December 29, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings and sell certain other restaurant assets to franchisees. Such losses totaling $20,506 have been presented as System Optimization Remeasurement and included in “Facilities action charges, net” in our consolidated statement of operations for the year ended December 29, 2013. The fair value of long-lived assets presented in the table below represents the remaining carrying value of the long-lived assets discussed above and was based upon discounted cash flows of future anticipated lease and sublease income. See Note 2 for more information on our system optimization initiative and the related activity included in “Facilities action charges, net” including System Optimization Remeasurement.

Total losses for the year ended December 29, 2013 also include the impact of remeasuring the following to fair value (1) long-lived assets at company-owned restaurants of $9,094, (2) certain surplus properties and properties held for sale of $1,458 and (3) company-owned aircraft of $5,327 as a result of the Company’s decision to sell the aircraft and classify as held for sale. Such losses have been presented as “Impairment of long-lived assets” in our consolidated statements of operations. The fair values of

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

long-lived assets and the aircraft presented in the table below represent the remaining carrying value and were estimated based on current market values. See Note 15 for more information on the impairment of our long-lived assets.

Total losses for the year ended December 29, 2013 also include the impact of remeasuring goodwill associated with our international franchise restaurants reporting unit in connection with our annual goodwill impairment test. Such losses totaling $9,397 represent the total amount of goodwill recorded for our international franchise restaurants reporting unit and have been presented as “Impairment of goodwill” in our consolidated statement of operations. See Note 8 for more information on the impairment of goodwill.

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

		Fair Value Measurements			2013 Total Losses
	December 29, 2013	Level 1	Level 2	Level 3
Long-lived assets	$14,788	$—	$—	$14,788	$31,058
Goodwill	—	—	—	—	9,397
Aircraft	8,500	—	—	8,500	5,327
Total	$23,288	$—	$—	$23,288	$45,782

		Fair Value Measurements			2012 Total Losses
	December 30, 2012	Level 1	Level 2	Level 3
Long-lived assets	$7,311	$—	$—	$7,311	$19,469
Aircraft	5,926	—	—	5,926	1,628
Total	$13,237	$—	$—	$13,237	$21,097

(12) Income Taxes

Income (loss) from continuing operations before income taxes and noncontrolling interests is set forth below:

	Year Ended
	2013	2012	2011
Domestic	$49,635	$(23,154)	$11,967
Foreign	9,417	10,029	12,473
	$59,052	$(13,125)	$24,440

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The (provision for) benefit from income taxes from continuing operations is set forth below:

	Year Ended
	2013	2012	2011
Current:
U.S. Federal	$(1,603)	$104	$—
State	7,879	(669)	(675)
Foreign	(7,446)	(8,667)	(5,540)
Current tax provision	(1,170)	(9,232)	(6,215)
Deferred:
U.S. Federal	(21,103)	6,458	1,367
State	6,173	18,026	(2,788)
Foreign	1,946	5,831	1,108
Deferred tax (provision) benefit	(12,984)	30,315	(313)
Income tax (provision) benefit	$(14,154)	$21,083	$(6,528)

Deferred tax assets (liabilities) are set forth below:

	Year End
	2013	2012
Deferred tax assets:
Tax credit carryforwards	$102,783	$91,319
Accrued compensation and related benefits	40,289	35,397
Accrued expenses and reserves	31,555	32,090
Unfavorable leases	13,913	16,581
Net operating loss carryforwards	13,127	108,297
Deferred rent	13,121	11,215
Other	8,682	7,227
Valuation allowances	(10,548)	(21,052)
Total deferred tax assets	212,922	281,074
Deferred tax liabilities:
Intangible assets	(473,011)	(480,790)
Owned and leased fixed assets net of related obligations	(83,352)	(121,706)
Other	(18,996)	(25,306)
Total deferred tax liabilities	(575,359)	(627,802)
	$(362,437)	$(346,728)

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the utilization of net operating loss carryforwards and the impact of the system optimization initiative, as described in Note 2, primarily on properties as offset by an increase in tax credit carryforwards and a reduction in valuation allowances on certain state net operating loss carryforwards.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal credits (primarily foreign tax credits and jobs credits)	$101,208	2015-2033
Foreign tax credits of non-U.S. subsidiaries	1,575	2021-2022
Total	$102,783

Net operating loss carryforwards:
U.S federal net operating loss carryforwards	$77,153	2031-2032
State net operating loss carryforwards	986,684	2014-2032
Total	$1,063,837

As of December 29, 2013, the Company had a deferred tax asset of $61,799 related to the federal and state net operating loss carryforwards before reduction for unrecognized tax benefits related to excess share-based compensation deductions. In 2013 and prior years, we deducted $134,156 in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. The Company has not recognized the $48,672 tax benefit relating to these deductions because it has no income taxes currently payable against which the benefits can be realized as a result of its net operating loss and credit carryforwards. When such benefits are realized against future income taxes payable, the Company will recognize them in future periods as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

The Company’s valuation allowances of $10,548, $21,052 and $17,397 as of December 29, 2013, December 30, 2012 and January 1, 2012, respectively, relate to capital loss and state net operating loss carryforwards. Valuation allowances decreased $10,504 in 2013 primarily as a result of changes to the legal form of certain subsidiaries resulting in changes in expected future state taxable income available to utilize certain state net operating loss carryforwards. Valuation allowances increased $3,655 in 2012 primarily as a result of changes in state net operating losses. Valuation allowances decreased by $70,966 in 2011 primarily as a result of a $65,105 reduction related to capital losses utilized to offset 2011 capital gains, primarily as a result of the reorganization of our business entity structure outside of the U.S. and a $4,565 reduction related to expiring capital losses.

During the first quarter of 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and the Company intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company has reversed $1,832 of deferred tax liabilities during the year ended December 29, 2013, relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.

Consequently, deferred income taxes have not been recorded for temporary differences related to investments in non-U.S. subsidiaries. These temporary differences were approximately $35,200 at December 29, 2013 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the incremental income tax liability on these unremitted earnings is dependent on circumstances existing if, and when remittance occurs. However, we estimate that if unremitted earnings were to have been remitted at December 29, 2013, the additional tax liability would have been approximately $4,000.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	Year Ended
	2013	2012	2011
Income tax (provision) benefit at the U.S. Federal statutory rate	$(20,668)	$4,594	$(8,554)
State income tax (provision) benefit, net of U.S. Federal income tax effect	(1,370)	11,364	(2,848)
Valuation allowances (a)	10,504	(3,655)	597
Jobs tax credits, net	4,384	970	1,914
Foreign and U.S. tax effects of foreign operations (b)	2,886	347	1,147
Dividends received deduction (c)	1,424	1,133	—
Corrections related to prior years’ tax matters (d)	—	7,620	—
Non-deductible goodwill (e)	(9,875)	—	—
Non-deductible expenses and other, net	(1,439)	(1,290)	1,216
	$(14,154)	$21,083	$(6,528)
_______________

(a)
Includes changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of the utilization of deferred tax assets, primarily state net operating loss carryforwards that existed at the beginning of the year.

(b)	2013 includes reversal of deferred taxes on investments in foreign subsidiaries now considered permanently invested outside of the U.S.

(c)	We received dividends of $40,145 and $4,625 during 2013 and 2012, respectively, from our investment in Arby’s. See Note 6 for further information.

(d)
Corrections in 2012 related to tax matters in prior years for the effects of tax depreciation in states that do not follow federal law of $3,300, the effects of a one-time federal employment tax credit in 2011 of $2,220 and a correction to certain deferred tax assets and liabilities of $2,100. See Note 26 for further information.

(e)
Substantially all of the goodwill included in the gain on sales of restaurants, as noted below, and the impairment of international goodwill was non-deductible for tax purposes. See Notes 2 and 8 for further information.

The system optimization initiative described in Note 2 resulted in a tax provision of $5,122 for the effects of changes to the state deferred tax rate and $7,471 related to the goodwill included in the gain on sales of restaurants, substantially all of which was non-deductible for tax purposes. These amounts are included in the 2013 state income tax provision and the non-deductible goodwill amounts presented in the table above.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our December 30, 2012, January 1, 2012, January 2, 2011 and January 3, 2010 tax returns have been settled. Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Uncertain Tax Positions

As of December 29, 2013, the Company had unrecognized tax benefits of $23,897, which, if resolved favorably would reduce income tax expense by $17,664. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	2013	2012	2011
Beginning balance	$28,848	$30,614	$36,434
Additions:
Tax positions of prior years	3,579	3,410	948
Reductions:
Tax positions of prior years	(4,914)	(2,964)	(3,410)
Settlements	(2,416)	(1,327)	(1,922)
Lapse of statute of limitations	(1,200)	(885)	(1,436)
Ending balance	$23,897	$28,848	$30,614

During 2014, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $5,133, primarily as a result of the completion of certain state tax audits.

During 2013, 2012 and 2011, the Company recognized $(835), $(584) and $501 of interest (credit) expense and $(672), $(204) and $337 of penalty (credit) expense, respectively, related to uncertain tax positions. The Company has approximately $2,634 and $3,972 accrued for interest and $987 and $1,708 accrued for penalties as of December 29, 2013 and December 30, 2012, respectively.

(13) Stockholders’ Equity

Dividends

During the years ended December 29, 2013, December 30, 2012 and January 1, 2012, The Wendy’s Company paid dividends per share of $0.18, $0.10 and $0.08, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2013, 2012 and 2011. Treasury stock activity for 2013, 2012 and 2011 was as follows:

	Treasury Stock
	2013	2012	2011
Number of shares at beginning of year	78,051	80,700	52,050
Repurchase of common stock	8,720	—	30,983
Common shares issued:
Stock options, net	(8,771)	(2,079)	(1,461)
Restricted stock, net	(202)	(211)	(693)
Director fees	(35)	(45)	(42)
Other	(126)	(314)	(137)
Number of shares at end of year	77,637	78,051	80,700

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

In November 2012, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through December 29, 2013, when and if market conditions warrant and to the extent legally permissible. During 2013, the Company repurchased 8,720 shares with an aggregate purchase price of $69,167, excluding commissions of $153. The authorization for the repurchase program expired at the end of the 2013 fiscal year. No repurchases were made during the year ended December 30, 2012.

Under the prior repurchase program, which expired at the end of fiscal 2011, our Board of Directors had authorized in aggregate the repurchase of $495,000 of our common stock. During 2011, the Company repurchased 30,983 shares with an aggregate purchase price of $157,014, excluding commissions of $542.

In January 2014, our Board of Directors authorized a new repurchase program for up to $275,000 of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275,000.

On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29,730 shares for an aggregate purchase price of $275,000. As a result, the repurchase program authorized in January 2014 has been completed. The Company incurred costs of approximately $1,800 in connection with the tender offer, which will be recorded to “Additional paid-in capital.”

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2013, 2012 and 2011.

Accumulated Other Comprehensive (Loss) Income

The following table provides a rollforward of the components of accumulated other comprehensive (loss) income attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at January 2, 2011	$7,970	$—	$(953)	$7,017
Current-period other comprehensive loss	(6,869)	—	(46)	(6,915)
Balance at January 1, 2012	1,101	—	(999)	102
Current-period other comprehensive income (loss)	6,096	—	(217)	5,879
Balance at December 30, 2012	7,197	—	(1,216)	5,981
Current-period other comprehensive (loss) income	(17,000)	744	(62)	(16,318)
Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)

The cumulative gains and losses on these items are included in “Accumulated other comprehensive (loss) income” in the consolidated balance sheets and consolidated statements of stockholders’ equity.

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were approximately $975,000, representing approximately 51% of The Wendy’s Company consolidated stockholders’ equity as of December 29, 2013 and consisted of net assets of Wendy’s which were restricted as to transfer to The Wendy’s Company in the form of cash dividends, loans or advances under the covenants of the Restated Credit Agreement.

Dividends paid to The Wendy’s Company from its subsidiaries totaled $170,000 in 2013. No dividends were paid in 2012 or 2011.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares (collectively, the “Grants”) to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (the “2010 Plan”) for the issuance of equity awards as described above. All equity grants during 2013 and 2012 were issued from the 2010 Plan and it is currently the only equity plan from which future equity awards may be granted. As of December 29, 2013, there were approximately 33,213 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all stock option exercises and the vesting of restricted shares and performance shares with treasury shares.

Stock Options

The Company’s current outstanding stock options have maximum contractual terms of ten years and vest ratably over three years or cliff vest after three years. The exercise price of options granted is equal to the market price of the Company’s common stock on the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes Model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes stock option activity during 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 30, 2012	28,561	$6.05
Granted	4,941	7.90
Exercised	(9,899)	4.89
Forfeited and/or expired	(3,070)	9.21
Outstanding at December 29, 2013	20,533	$6.58	6.2	$52,431
Vested or expected to vest at December 29, 2013	20,002	$6.59	6.1	$51,023
Exercisable at December 29, 2013	9,911	$7.08	3.3	$24,283

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $28,038, $2,280 and $1,138, respectively. The weighted average grant date fair value for stock options granted during 2013, 2012 and 2011 was $2.72, $1.80 and $1.88, respectively.

The grant date fair value of stock options was determined using the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.60%	0.98%	1.74%
Expected option life in years	5.62	6.62	5.62
Expected volatility	45.6%	45.9%	45.2%
Expected dividend yield	2.52%	1.71%	1.59%

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

Restricted Shares

The Company grants restricted share awards (“RSAs”) and restricted share units (“RSUs”), which cliff vest after one to three years. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the average of the high and low trading prices of our common stock on the date of grant.

The following table summarizes activity of Restricted Shares during 2013:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2012	1,876	$4.72
Granted	1,114	7.12
Vested	(472)	4.88
Forfeited	(218)	5.55
Non-vested at December 29, 2013	2,300	$5.75

The total fair value of Restricted Shares that vested in 2013, 2012 and 2011 was $2,275, $2,023 and $3,223, respectively.

Performance Shares

The Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational goals (a performance condition) or common stock share prices (a market condition).

The fair value of the performance condition awards granted in 2013 was determined using the average of the high and low trading prices of our common stock on the date of grant. There were no performance condition awards granted in 2012 or 2011. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. The Company recorded compensation expense of $820 for the accelerated vesting of performance condition awards in accordance with the termination provisions of the employment agreements for two senior executives in 2011 as a result of the sale of Arby’s and related announcements that the Company’s Atlanta restaurant support center would be relocated to Ohio. There was no other share-based compensation expense recorded during 2012 and 2011 for performance condition awards as the Company determined the achievement of the defined operational goal was not probable.

The fair value of market condition awards granted in 2012 and 2011 was estimated using the Monte Carlo simulation model. There were no market condition awards granted during 2013. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant. The input variables are noted in the table below:

	2012	2011
Risk-free interest rate	0.41%	0.61%
Expected life in years	2.99	3.02
Expected volatility	34.0%	52.0%
Expected dividend yield (a)	0.00%	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

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

The following table summarizes activity of performance shares during 2013:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2012	511	$3.91	2,147	$6.38
Granted	533	7.92	—	—
Dividend equivalent units issued (a)	14	—	48	—
Vested	(240)	3.91	(34)	6.86
Forfeited	(287)	4.02	(639)	6.02
Non-vested at December 29, 2013	531	$7.92	1,522	$6.52
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

The total fair value of awards that were accelerated to vest during 2011 was $3,615.

Modifications of Share-Based Awards

During 2013, the Company modified the terms of awards granted to 20 employees in connection with the system optimization initiative described in Note 2. These modifications resulted in (1) the accelerated vesting of certain stock options and performance-based awards upon termination of such employees and (2) a net increase in share-based compensation expense of $986 for 2013 of which $1,253 is included in “Facilities action charges, net” with a $267 reduction to “General and administrative.”

During 2011, the Company modified the terms of awards granted to 168 employees in connection with the sale of Arby’s and the announcement of the relocation of the Company’s Atlanta restaurant support center to Ohio. These modifications resulted in (1) the accelerated vesting of stock options and restricted share units upon the termination of such employees and (2) a net reduction in share-based compensation expense of $614 for 2011. Of this amount, $253 is included in discontinued operations and $361 is included in “Facilities action charges, net.”

Share-Based Compensation Expense

Total share-based compensation expense and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year Ended
	2013	2012	2011
Stock options (a)	$7,300	$5,578	$9,898
Restricted Shares	3,985	2,730	1,943
Performance Shares:
Performance Condition Shares	2,007	—	820
Market Condition Shares (b)	5,279	3,210	4,688
Compensation adjustments, net (c)	1,042	(45)	(361)
Compensation expense credited to “Stockholders’ Equity” (d)	19,613	11,473	16,988
Interest on Restricted Share dividends	—	—	2
Total share-based compensation expense	19,613	11,473	16,990
Less: Income tax benefit	(7,295)	(4,286)	(6,338)
Share-based compensation expense, net of income tax benefit	$12,318	$7,187	$10,652
_______________

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

(c)	Adjustments relate to modifications of share-based compensation awards.

(d)	Excludes $700 for 2011 which is included in discontinued operations.

As of December 29, 2013, there was $26,842 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.1 years.

(15) Impairment of Long-Lived Assets

Our company-owned restaurant impairment losses included in the table below predominantly reflect impairment charges on restaurant-level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. Additionally, in 2013 and 2012 our impairment losses included the remeasurement of certain surplus properties and properties held for sale.

During 2013, the Company decided to sell two company-owned aircraft and recorded an impairment charge of $5,327 to reflect the aircraft at fair value based on current market values. The aircraft are classified as held for sale and included in “Prepaid expenses and other current assets” in our consolidated balance sheet as of December 29, 2013.

During 2012, we closed 15 company-owned restaurants in connection with our review of certain underperforming locations, which resulted in an impairment charge of $3,270. In addition, we incurred costs related to these restaurant closings of $1,477, primarily for continuing lease obligations, which are included in “Other operating expense, net.” In addition, during the first quarter of 2012, we recorded an impairment charge of $1,628 to reflect a company-owned aircraft at fair value as a result of classifying the aircraft as held for sale. During the second quarter of 2012, the Company decided to lease the aircraft and as a result reclassified the aircraft to held and used.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Year Ended
	2013	2012	2011
Properties and intangible assets	$10,552	$19,469	$12,883
Aircraft	5,327	1,628	—
	$15,879	$21,097	$12,883

(16) Investment Income, Net

	Year Ended
	2013	2012	2011
(Loss) gain on sale of investments, net (a)	$(799)	$27,769	$250
Distributions, including dividends (b)	24,113	8,463	234
Other, net	251	11	—
	$23,565	$36,243	$484
_______________

(a)
In 2012, we recorded a gain on the sale of our investment in Jurlique of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction. During 2013, we determined that $799 of the remaining escrow would not be received and recorded the reduction of our escrow receivable to “Investment income, net.” See Note 6 for further information.

(b)
During 2013, we received a dividend of $40,145 from our investment in Arby’s, of which $21,145 was recognized in “Investment income, net,” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. During 2012, we received a dividend of $4,625 from our investment in Arby’s, which was included in “Investment income, net.” See Note 6 for further information.

(17) Discontinued Operations

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s, its then wholly-owned subsidiary, to ARG IH Corporation (“Buyer”), a wholly-owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130,000 in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. Buyer and Buyer Parent were formed for purposes of this transaction. The Buyer also assumed approximately $190,000 of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations.

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

•
Statements of operations - Arby’s income from operations for the period from January 3, 2011 through July 3, 2011 has been classified as discontinued operations. Net loss from discontinued operations for the year ended January 1, 2012

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

also includes additional Arby’s expenses which were incurred as a result of the sale and the loss on the disposal of Arby’s. Net (loss) income from discontinued operations for the years ended December 29, 2013 and December 30, 2012 includes certain post-closing Arby’s related transactions.

•
Statements of cash flows - Arby’s cash flows prior to its sale (for the period from January 3, 2011 through July 3, 2011) have been included in and not separately reported from our cash flows. The consolidated statements of cash flows for the year ended January 1, 2012 also includes the effects of the sale of Arby’s. The statements of cash flows for the years ended December 29, 2013 and December 30, 2012 include the effect of certain post-closing Arby’s related transactions.

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

The following table presents Arby’s revenues and (loss) income from operations which have been reported in discontinued operations:

	Year Ended
	2013	2012	2011
Revenues	$—	$—	$546,453

(Loss) income from discontinued operations, net of income taxes:
(Loss) income from discontinued operations before income taxes	$(425)	$907	$1,692
Benefit from (provision for) income taxes	159	1,044	(930)
	(266)	1,951	762
Loss on disposal of discontinued operations, net of income taxes	—	(442)	(8,799)
Net (loss) income from discontinued operations	$(266)	$1,509	$(8,037)

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

(18) Retirement Benefit Plans

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

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $8,235, $8,887 and $7,944 in 2013, 2012 and 2011, respectively.

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

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at December 29, 2013 were $3,797 and $2,924, respectively. As of December 30, 2012, the balance of the accumulated benefit obligations and the fair value of the plans’ assets were $4,211 and $2,706, respectively. As of December 29, 2013 and December 30, 2012, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $175, $42, and $303 in benefit plan expenses in 2013, 2012 and 2011, respectively, which were included in “General and administrative.” In addition, The Wendy’s Company recognized $47 in benefit plan expenses related to the Eligible Arby’s Employees in 2011, which were included in discontinued operations. The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

Multiemployer Pension Plan

Prior to the fourth quarter of 2013, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery”), a 100% owned subsidiary of Wendy’s, now known as The New Bakery Company, LLC along with its subsidiary The New Bakery of Zanesville, LLC, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan. The Bakery remitted contributions based on hours worked by covered, unionized employees pursuant to a collective bargaining agreement that expired on March 31, 2013 and the Rehabilitation Plan adopted by the Union Pension Fund in accordance with the provisions of the Pension Protection Act of 2006 due to the underfunded status of the plan. Contributions, which are included in “Cost of Sales,” were $733, $785 and $781 for 2013, 2012 and 2011, respectively.

In December of 2013, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator has acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which has been included in “Cost of sales.” The final withdrawal liability will be determined through discussions between the Bakery and the Union Pension Fund administrator and the resolution of a charge filed with the National Labor Relations Board related to the matter brought by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO.  The Bakery believes it has meritorious defenses to the charge.

The unionized employees became eligible to participate in the 401(k) Plan as of December 5, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s Executive Plans

In conjunction with the Wendy’s merger, amounts due under supplemental executive retirement plans (the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $4,194 and $4,315 as of December 29, 2013 and December 30, 2012, respectively.

Pursuant to the terms of the employment agreement that was entered into with our President and Chief Executive Officer as of September 12, 2011, the Company implemented a non-qualified, unfunded, deferred compensation plan. The plan provides that the amount of the executive’s base salary in excess of $1,000 in a tax year will be deferred into the plan which accrues employer funded interest. The related deferred compensation liability has been included in “Accrued expenses and other current liabilities” and was approximately $207 and $102 as of December 29, 2013 and December 30, 2012, respectively, including both employee contributions and employer funded interest.

(19) Lease Commitments

The Company leases real property, leasehold interests, and office, restaurant and transportation equipment.  The Company also leases real property and leasehold interests primarily to franchisees. Some leases which relate to Company and/or franchisee restaurant operations provide for contingent rentals based on sales volume.  Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which are not included in rental expense, sublease income or the future minimum rental payments and rental payments set forth below.

Rental expense under operating leases consists of the following components:

	Year Ended
	2013	2012	2011
Minimum rentals	$68,445	$70,525	$70,478
Contingent rentals	10,421	10,971	10,468
	78,866	81,496	80,946
Less sublease income	(16,924)	(13,317)	(15,084)
	$61,942	$68,179	$65,862

As of December 29, 2013, the Company’s future minimum rental payments and rental receipts for non-cancelable leases, including rental receipts for leased properties owned by the Company having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2014	$5,476	$69,925	$2,045	$17,320	$11,190
2015	5,822	63,184	2,048	17,024	11,155
2016	5,244	59,277	2,088	16,875	11,116
2017	4,797	57,894	2,083	16,531	10,980
2018	5,717	55,649	1,881	15,495	11,114
Thereafter	70,035	735,224	32,526	211,260	202,614
Total minimum payments	$97,091	$1,041,153	$42,671	$294,505	$258,169
Less amounts representing interest, with interest rates between 3% and 63%	(56,359)
Present value of minimum lease payments	$40,732

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The present values of minimum lease obligation payments are included either in “Long-term debt” or “Current portion of long-term debt,” as applicable.

Properties leased by the Company to third parties under operating leases as of December 29, 2013 and December 30, 2012 include:

	Year End
	2013	2012
Land	$69,500	$28,989
Buildings and improvements	194,246	64,286
Office, restaurant and transportation equipment	6,715	4,337
	270,461	97,612
Accumulated depreciation and amortization	(79,536)	(26,905)
	$190,925	$70,707

(20) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchise Image Activation Incentive Programs

Wendy’s has an incentive program for franchisees that commence Image Activation restaurant remodels or open newly constructed Image Activation design restaurants during 2014 and for franchisees that open newly constructed Image Activation design restaurants during 2015. The incentive program provides reductions in royalty payments for up to the first three years after the completion of construction. In addition, the program includes cash incentives for new and remodeled restaurants in the Image Activation design during 2014. Wendy’s anticipates the payment of approximately $4,500 for cash incentives under this program in 2014.

Wendy’s also had an incentive program for franchisees’ participation in Wendy’s Image Activation program during 2013 for which the Company recognized $9,178 of incentive expense which is included in “General and administrative” for the year ended December 29, 2013.

Franchisee Image Activation Financing Program

In addition to the Image Activation incentive programs described above, Wendy’s has executed an agreement to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender is providing loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation program. To support the program, Wendy’s has provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013.

Other Loan Guarantees

Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $9,665 as of December 29, 2013. As of December 29, 2013, the fair value of these guarantees totaled $682 and was included in “Other liabilities.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. As of December 29, 2013, the guarantee totaled $1,842. Wendy’s also received a $3,000 prepayment on the note receivable owed by the franchisee as part of the refinancing. As of December 29, 2013, Wendy’s has accrued a liability for the fair value of this guarantee of $202, the calculation for which was based upon a weighted average risk percentage established at the inception of the guarantee.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $42,620 as of December 29, 2013. These leases extend through 2050. We have not received any notice of default related to these leases as of December 29, 2013. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $5,094 as of December 29, 2013. These leases expire on various dates, through 2021.

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5,000 for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of December 29, 2013, the Canadian subsidiary had guaranteed $84 under this program.

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

Letters of Credit

As of December 29, 2013, the Company had outstanding letters of credit with various parties totaling $18,829, of which $18,593 were cash collateralized. The related cash collateral is classified as restricted cash and included in “Prepaid expenses and other current assets” in the consolidated balance sheet. See Note 5 and Note 10 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreements

The Company entered into a new agreement with an existing beverage vendor effective January 1, 2013, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of fountain syrup (“Syrup”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which is amortized over actual usage during the year. The Company estimates future annual purchases to be approximately $12,700 per year during the next five years. Based on current pricing and the current ratio of usage at company-owned restaurants to franchised restaurants, our total beverage purchase requirement under the agreement is estimated to be approximately $103,000 over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

Beverage purchases made by the Company under this agreement during 2013 were $16,289. As of December 29, 2013, $2,471 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Capital Expenditure Commitments

As of December 29, 2013, the Company had $41,713 of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2014.

(21) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties, which are included in continuing operations:

	Year Ended
	2013	2012	2011
Transactions with Purchasing Cooperatives:
Wendy’s Co-Op (a)	$(3,291)	$(2,464)	$(2,033)
SSG agreement (b)	—	—	(2,275)
Lease income (c)	(188)	(191)	(203)
Transactions with the Management Company:
Use of company-owned aircraft (d)	$(1,420)	$(1,309)	$(628)
Sublease income (e)	—	(683)	(1,631)
Advisory fees (f)	—	—	500
Liquidation services agreement (g)	—	—	220
Distributions of proceeds to noncontrolling interests (h)	$—	$3,667	$—
TimWen lease expense and management fees (i)	$6,587	$6,605	$6,525
_______________

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

QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada. Pursuant to the terms of the Wendy’s Co-op, Wendy’s expensed $15,500 in 2009 for payments to QSCC required over an 18 month period through May 2011 in order to provide funding for start-up costs, operating expenses and cash reserves. Wendy’s made such payments of $305 in 2011.

All QSCC members (including Wendy’s) pay sourcing fees to third-party vendors on products which are sourced through QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,291, $2,464 and $2,033 in 2013, 2012 and 2011, respectively, which are included as a reduction of “Cost of sales.”

(b)
On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”) in consultation with Wendy’s Restaurants, established Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs for certain non-perishable goods, equipment and services. Wendy’s Restaurants had committed to pay $5,145 of SSG expenses, which were expensed in 2010 and were to be paid over a 24 month period through March 2012. However, in anticipation of the sale of Arby’s, effective April 2011, SSG was dissolved and its activities were transferred to QSCC and ARCOP and the remaining accrued commitment of $2,275 was reversed and credited to “General and administrative.”

(c)
Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $176. There are currently two one-year renewal options remaining under this lease. During the period from April 2010 to April

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

2011, SSG leased 2,300 square feet of office space from a subsidiary of Wendy’s Restaurants. The Wendy’s Company received $188, $191 and $180 of lease income from QSCC during 2013, 2012 and 2011, respectively, and $23 of lease income from SSG during 2011, both of which have been recorded as reductions of “General and administrative.”

Transactions with the Management Company

(d)
In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of a management company formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”)) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) to lease a company-owned aircraft.  The Aircraft Lease Agreement originally provided that The Wendy’s Company would lease such company-owned aircraft to TASCO from July 1, 2009 until June 30, 2010.  On June 24, 2010, The Wendy’s Company and TASCO renewed the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2011). Under the Aircraft Lease Agreement, TASCO paid $10 per month for such aircraft plus substantially all operating costs of the aircraft including all costs of fuel, inspection, servicing and certain storage, as well as operational and flight crew costs relating to the operation of the aircraft, and all transit maintenance costs and other maintenance costs required as a result of TASCO’s usage of the aircraft. The Wendy’s Company continued to be responsible for calendar-based maintenance and any extraordinary and unscheduled repairs and/or maintenance for the aircraft, as well as insurance and other costs.

On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13. On June 30, 2012, The Wendy’s Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012 and effective as of August 1, 2012, entered into an amended and restated aircraft lease agreement (the “2012 Lease”) that expired on January 5, 2014. Under the 2012 Lease, all expenses related to the ownership, maintenance and operation of the aircraft were paid by TASCO, subject to certain limitations and termination rights. The 2012 Lease expired without any limitation or termination provisions being invoked. The Wendy’s Company did not extend or renew the 2012 Lease. Under the previous Aircraft Lease Agreement, the Company recorded lease income of $92 and $138 during 2012 and 2011, respectively, as a reduction of “General and administrative.”

The Wendy’s Company, through a wholly-owned subsidiary, is party to a three-year aircraft management and lease agreement, which expires in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leases a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company has no plans to extend or renew the lease upon expiration. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company pays annual management and flight crew fees to CitationAir and reimburses CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir pays a negotiated fee to the Company based on the number of hours that the corporate aircraft is used by Jet Card members. This fee is reduced based on the number of hours that (1) the Company uses other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company use the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduces the aggregate costs that the Company would otherwise incur in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors have the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the years ended December 29, 2013, December 30, 2012 and January 1, 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. The Management Company paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $1,420, $1,217 and $490 during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(e)
In July 2008 and July 2007, The Wendy’s Company entered into agreements under which the Management Company subleased (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters.  During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent.  Under the terms of the amended sublease, which expired in May 2012, the Management Company paid rent to the Company in an amount that covered substantially all of the Company’s rent obligations under the prime lease for the subleased space.  The Company recognized income of $683 and $1,631 from the Management Company under such subleases in 2012 and 2011, respectively, which has been recorded as a reduction of “General and administrative.”

(f)
The Wendy’s Company entered into a services agreement (the “Services Agreement”) with the Management Company which commenced on July 1, 2009 and expired on June 30, 2011. Under the Services Agreement, the Management Company assisted us with strategic merger and acquisition consultation, corporate finance and investment banking services and related legal matters. The Wendy’s Company paid the Management Company a service fee of $250 per quarter, in connection with the Services Agreement until it expired on June 30, 2011. The Wendy’s Company incurred service fees of $500 in 2011, which are included in “General and administrative.”

(g)
On June 10, 2009, The Wendy’s Company and the Management Company entered into a liquidation services agreement (the “Liquidation Services Agreement”) pursuant to which the Management Company assisted us in the sale, liquidation or other disposition of our cost investments and the series A senior notes that we received from Deerfield Capital Corp. The Liquidation Services Agreement required The Wendy’s Company to pay the Management Company a fee of $900 in two installments in June 2009 and 2010, which was deferred and amortized through its June 30, 2011 expiration date. Related amortization of $220 was recorded in “General and administrative” in 2011.

Distributions of proceeds to noncontrolling interests

(h)
Jurl, a 99.7% owned subsidiary, completed the sale of our investment in Jurlique in February 2012. Prior to 2009, when our predecessor entity was a diversified company active in investments, we had provided our Former Executives, and certain other former employees, equity and profit interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3,667 to Jurl’s minority shareholders, including approximately $2,296 to the Former Executives during 2012. See Note 6 for further discussion of the sale of Jurlique.

TimWen lease expense and management fees

(i)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $6,854, $6,880 and $6,803 under such leases during 2013, 2012 and 2011, respectively, which have been included in “Costs of sales.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $267, $275 and $278 during 2013, 2012, and 2011, respectively, which has been included as a reduction to “General and administrative.”

Other Related Party Transactions

During the third quarter of 2012, Matthew Peltz was appointed to the ARG Holding Corporation Board of Directors.  He is not currently receiving compensation as a director of ARG Holding Corporation. A subsidiary of the Company owns 18.5% of the common stock of ARG Holding Corporation.  Matthew Peltz is the son of the Company’s Chairman of the Board.

As part of its overall retention efforts, The Wendy’s Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with The Wendy’s Company in certain investments.  During 2013, The Wendy’s Company and certain of its former management had one remaining co-investment, 280 BT Holdings LLC (“280 BT”), a limited liability company formed to invest in certain operating entities.  In early 2014, 280 BT received a liquidating distribution following the dissolution of its last investment. Upon receipt of the liquidating distribution, 280 BT made a final, equivalent distribution to its members in accordance with the terms of its operating agreement. The ownership percentages in 280 BT for the purpose of the distribution and as of December 29, 2013 for The Wendy’s Company, the former officers of The Wendy’s Company and other investors were 80.1%, 11.2% and 8.7%, respectively. 280 BT did not make any distributions to its members in 2013, 2012 or 2011.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(22) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of December 29, 2013, the Company had accruals for all of its legal and environmental matters aggregating $3,675. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(23) Advertising Costs and Funds

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

Restricted assets and related liabilities of the Advertising Funds at December 29, 2013 and December 30, 2012 were as follows:

	Year End
	2013	2012
Cash and cash equivalents	$22,711	$21,086
Accounts and notes receivable	37,960	38,359
Other assets	6,512	6,332
Total assets	$67,183	$65,777

Accounts payable	$2,544	$3,729
Accrued expenses and other current liabilities	70,382	63,073
Member’s deficit	(5,743)	(1,025)
Total liabilities and deficit	$67,183	$65,777

Our advertising expenses in 2013, 2012 and 2011 totaled $94,498, $103,147 and $106,658, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(24) Geographic Information

The tables below present revenues and properties information by geographic area. The tables below do not include Arby’s revenues for all periods presented as Arby’s operations have been included in discontinued operations as a result of the sale.

	U.S.	Canada	Other International	Total
2013
Revenues	$2,213,875	$255,216	$18,319	$2,487,410
Properties	1,108,219	57,232	36	1,165,487

2012
Revenues	$2,231,270	$257,750	$16,222	$2,505,242
Properties	1,186,879	63,412	47	1,250,338

2011
Revenues	$2,161,281	$254,683	$15,394	$2,431,358
Properties	1,132,796	59,379	25	1,192,200

(25) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2013 and 2012. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2013 and 2012 contained 13 weeks.

	2013 Quarter Ended
	March 31 (a)	June 30 (a)	September 29 (a)	December 29 (a)
Revenues	$603,682	$650,544	$640,779	$592,405
Cost of sales	460,828	473,298	469,177	436,437
Operating profit	22,464	56,990	26,810	28,878
Income (loss) from continuing operations	2,133	12,002	(2,162)	32,925
Net loss from discontinued operations	—	—	—	(266)
Net loss attributable to noncontrolling interests	—	222	223	410
Net income (loss) attributable to The Wendy’s Company	$2,133	$12,224	$(1,939)	$33,069
Basic net income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.01	$.03	$—	$.09
Discontinued operations	—	—	—	—
Net income (loss)	$.01	$.03	$—	$.08
Diluted net income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.01	$.03	$—	$.08
Discontinued operations	—	—	—	—
Net income (loss)	$.01	$.03	$—	$.08

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2012 Quarter Ended
	April 1 (b)	July 1 (b)	September 30 (b) (d)	December 30 (b) (d)
Revenues	$593,187	$645,868	$636,308	$629,879
Cost of sales	455,467	483,080	478,425	464,276
Operating profit	20,916	38,391	31,183	32,257
Income (loss) from continuing operations	14,734	(5,493)	(26,692)	25,409
Net income from discontinued operations	—	—	530	979
Net income attributable to noncontrolling interests	(2,384)	—	—	—
Net income (loss) attributable to The Wendy’s Company	$12,350	$(5,493)	$(26,162)	$26,388
Basic and diluted income (loss) per share attributable to The Wendy’s Company (c):
Continuing operations	$.03	$(.01)	$(.07)	$.07
Discontinued operations	—	—	—	—
Net income (loss)	$.03	$(.01)	$(.07)	$.07
_______________

(a)
The Company’s consolidated statements of operations were materially impacted by facilities action charges, net, impairment of long-lived assets, impairment of goodwill and losses on early extinguishment of debt. The pre-tax impact of facilities action charges (income), net for the first, second, third and fourth quarters of 2013 was $3,038, $6,377, $22,275 and $(20,834), respectively (see Note 2 for additional information). The pre-tax impact of impairment of long-lived assets during the third and fourth quarters of 2013 was $5,327 and $10,552, respectively, (see Note 15 for additional information) and the pre-tax impact of impairment of goodwill during the fourth quarter of 2013 was $9,397 (see Note 8 for additional information). The pre-tax impact of losses on the early extinguishment of debt during the second and fourth quarters of 2013 was $21,019 and $7,544, respectively (see Note 10 for additional information).

(b)
The Company’s consolidated statements of operations were materially impacted by facilities action charges, net, impairment of long-lived assets and losses on early extinguishment of debt. The pre-tax impact of facilities action charges, net for the first, second, third and fourth quarters of 2012 was $6,143, $9,988, $11,430 and $13,470, respectively (see Note 2 for additional information). The pre-tax impact of impairment of long-lived assets during the first, second and fourth quarters of 2012 was $4,511, $3,270 and $13,316, respectively (see Note 15 for additional information). The pre-tax impact of losses on the early extinguishment of debt during the second and third quarters of 2012 was $25,195 and $49,881, respectively (see Note 10 for additional information). Additionally, the Company’s consolidated statements of operations were materially affected during the first quarter of 2012 by a $27,407 gain on the sale of our investment in Jurlique. As a result of the sale, we have reflected net income attributable to noncontrolling interests of $2,384 (see Note 6 for additional information).

(c)
Basic and diluted income (loss) per share are being presented together since diluted income (loss) per share was the same as basic income (loss) per share for all periods presented (see Note 4 for additional information).

(d)
(Loss) income from continuing operations was materially affected during the third and fourth quarters of 2012 by corrections related to prior years’ tax matters which had an effect of increasing our benefit from income taxes by $2,181 and $5,439, respectively. Income from discontinued operations was also affected during the third quarter of 2012 by such corrections which had an effect of increasing our benefit from income taxes by $580. See Notes 12, 17 and 26 for additional information.

(26) Corrections to Prior Years’ Income Taxes and Depreciation of Properties

Our consolidated financial statements for the year ended and as of December 30, 2012, include adjustments which reflect corrections to prior years’ income taxes and depreciation of properties. A description of the nature of those adjustments and a tabular presentation of their effect on the prior years’ consolidated financial statements included herein is presented below.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Correction to Prior Years’ Income Taxes

In connection with the transition of the Company’s Atlanta restaurant support center to Ohio during 2012 as further described in Note 2, the Company reviewed its accounting for income taxes and determined that there were certain errors which were corrected in the consolidated financial statements for the year ended and as of December 30, 2012.

State Bonus Depreciation

The Company’s review determined that, as a result of certain states not following the federal tax deduction for bonus depreciation, the Company’s cumulative deferred tax liability was overstated by $3,300. As a result, an increase to deferred tax benefit and a decrease in deferred tax liabilities was recorded in 2012.

2011 Income Tax Provision - Hiring Incentives to Restore Employment Credit Omission

The Company’s review also determined that the Hiring Incentives to Restore Employment (HIRE) credit had been omitted from the fiscal year 2011 year-end provision. A tax benefit of approximately $2,800 (of which $580 related to Arby’s which was sold by Wendy’s Restaurants in July 2011 and has been included in discontinued operations) was recorded in 2012 in order to correct for this error.

2008-2011 Canada Income Tax Provision - Corrections Discovered in Deferred Tax Process

The Company’s review further determined that there were discrepancies between the required and actual deferred tax balances at the end of 2011. While the Company believed the differences originated in the purchase accounting for the Wendy’s merger on September 29, 2008, it was unable to definitively conclude that the differences related to purchase accounting and/or to what prior period the errors were attributable. As a result, an increase to deferred tax benefit and a decrease in deferred tax liabilities of $2,100 was recorded in 2012.

Correction to Prior Years’ Depreciation of Properties

During 2012, the Company identified two accounting issues in its depreciable assets, relating to (1) the depreciation of certain properties and (2) the accelerated depreciation for Image Activation restaurants.

Depreciation of Properties

Properties, primarily construction related assets, which had been placed in service in 2010 and 2011 had not been depreciating until 2012. Depreciation of $1,900 which should have been recorded in 2010 and 2011 was recorded in 2012.

Accelerated Depreciation of Properties

During the preliminary stages of our Image Activation program in 2011, Wendy’s remodeled 10 restaurants. The Company accelerated depreciation for certain properties which were anticipated to be disposed of as a result of the remodel process. In connection with a further review of properties added as part of the Image Activation remodel process, the Company determined it had not recorded accelerated depreciation on certain properties at the remodeled restaurants which were disposed of in 2011. Accelerated depreciation of $2,100 which should have been recorded in 2011 was recorded in 2012.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The effect of the corrections on the consolidated statements of operations for 2012 and 2011 is summarized in the following table:

	Year Ended
	2012			2011
	Previously Reported	Adjustments Excluded	Effect of Change	Previously Reported	If Adjustments Included	Effect of Change
Costs and expenses:
Depreciation and amortization	$146,976	$142,976	$(4,000)	$122,992	$126,458	$3,466
Total costs and expenses	2,382,495	2,378,495	(4,000)	2,294,237	2,297,703	3,466
Operating profit	122,747	126,747	4,000	137,121	133,655	(3,466)

(Loss) income from continuing operations before income taxes and noncontrolling interests	(13,125)	(9,125)	4,000	24,440	20,974	(3,466)
Benefit from (provision for) income taxes	21,083	11,943	(9,140)	(6,528)	(1,897)	4,631
Income from continuing operations	7,958	2,818	(5,140)	17,912	19,077	1,165
Discontinued operations:
Loss on disposal of discontinued operations, net of income taxes	(442)	(1,022)	(580)	(8,799)	(8,219)	580
Net income (loss) from discontinued operations	1,509	929	(580)	(8,037)	(7,457)	580
Net income	9,467	3,747	(5,720)	9,875	11,620	1,745
Net income attributable to The Wendy’s Company	$7,083	$1,363	$(5,720)	$9,875	$11,620	$1,745

Basic and diluted income per share attributable to The Wendy’s Company:
Continuing operations	$0.02	$—	$(0.01)	$0.04	$0.05	$—
Net income	$0.02	$—	$(0.01)	$0.02	$0.03	$—

The effect of the corrections on the consolidated statements of comprehensive income for 2012 and 2011 is summarized in the following table:

	Year Ended
	2012			2011
	Previously Reported	Adjustments Excluded	Effect of Change	Previously Reported	If Adjustments Included	Effect of Change
Net income	$9,467	$3,747	$(5,720)	$9,875	$11,620	$1,745
Comprehensive income	15,346	9,626	(5,720)	2,960	4,705	1,745
Comprehensive income attributable to The Wendy’s Company	$12,962	$7,242	$(5,720)	$2,960	$4,705	$1,745

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The effect of the corrections on the consolidated statements of stockholders’ equity for 2012 and 2011 is summarized in the following table:

	Previously Reported		If Adjusted		Effect of Change
	Accumulated Deficit	Total	Accumulated Deficit	Total	Accumulated Deficit	Total
Balance at January 2, 2011	$(412,464)	$2,163,174	$(412,464)	$2,163,174	$—	$—
Cumulative effect of corrections to prior years’ income taxes and depreciation of properties	—	—	1,875	1,875	1,875	1,875
Balance, as adjusted, at January 2, 2011	(412,464)	2,163,174	(410,589)	2,165,049	1,875	1,875
Net income	9,875	9,875	11,620	11,620	1,745	1,745
Balance at January 1, 2012	(434,999)	1,996,069	(431,379)	1,999,689	3,620	3,620
Net income	7,083	9,467	1,363	3,747	(5,720)	(5,720)
Balance at December 30, 2012	$(467,007)	$1,985,855	$(469,107)	$1,983,755	$(2,100)	$(2,100)

As more fully described above, we are unable to definitively conclude to which period to attribute the $2,100 correction related to the Canada income tax provision.

The effect of the corrections on the consolidated statements of cash flows for 2012 and 2011 is summarized in the following table:

	Year Ended
	2012			2011
	Previously Reported	Adjustments Excluded	Effect of Change	Previously Reported	If Adjustments Included	Effect of Change
Net income	$9,467	$3,747	$(5,720)	$9,875	$11,620	$1,745
Depreciation and amortization	154,174	150,174	(4,000)	145,302	148,768	3,466
Deferred income tax	(31,598)	(21,878)	9,720	1,624	(3,587)	(5,211)
Loss on disposal of Arby’s	$442	$1,022	$580	$8,799	$8,219	$(580)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 29, 2013. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2013, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 29, 2013. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 29, 2013, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 27, 2014 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Dublin, Ohio

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2013 and our report dated February 27, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 27, 2014

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2014 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements

See Index to Financial Statements (Item 8).

2.	Financial Statement Schedules:

Schedule I - Condensed Balance Sheets (Parent Company Only) - as of December 29, 2013 and December 30, 2012; Condensed Statements of Operations (Parent Company Only) - for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012; Condensed Statements of Comprehensive Income (Parent Company Only) - for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012; Condensed Statements of Cash Flows (Parent Company Only) - for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012.

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

10.9	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.11
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.16
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.17
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.18
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.21
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.22
Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.16 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-K for the year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.23
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.24
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.25
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.26
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.27
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.28
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.29
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.30
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.31
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.32
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.33
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.34
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.35
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.36
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.37
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.38
Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 16, 2013 (SEC file no. 001-02207).

10.39
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

10.40
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

10.41
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.42
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.43
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

10.53
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

10.55
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.56
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.57
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.58
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.59
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.60
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.61
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.62
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.63
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

10.64
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

10.65
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

10.66
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.67
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.68
Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.7 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.69
Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.71
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker, incorporated herein by reference to Exhibit 10.75 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.73
Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten, incorporated herein by reference to Exhibit 10.76 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.74
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy’s Company and Darrell van Ligten, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.75
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.76
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.77
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.78
Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.79
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.80
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.81	Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013.* **
10.82
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.83
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.84
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.85
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.86
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

THE WENDY’S COMPANY (Registrant)
Date: February 27, 2014	By: /s/ EMIL J. BROLICK
Emil J. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ EMIL J. BROLICK	President, Chief Executive Officer and Director
(Emil J. Brolick)	(Principal Executive Officer)
/s/ TODD A. PENEGOR	Senior Vice President and Chief Financial Officer
(Todd A. Penegor)	(Principal Financial Officer)
/s/ STEVEN B. GRAHAM	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ CLIVE CHAJET	Director
(Clive Chajet)
/s/ EDWARD P. GARDEN	Director
(Edward P. Garden)
/s/ JANET HILL	Director
(Janet Hill)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ J. RANDOLPH LEWIS	Director
(J. Randolph Lewis)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ DAVID E. SCHWAB II	Director
(David E. Schwab II)
/s/ ROLAND C. SMITH	Director
(Roland C. Smith)
/s/ RAYMOND S. TROUBH	Director
(Raymond S. Troubh)
/s/ JACK G. WASSERMAN	Director
(Jack G. Wasserman)

SCHEDULE I

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In Thousands)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$179,916	$102,652
Amounts due from subsidiaries	185,695	71,688
Other current assets	99,039	26,328
Total current assets	464,650	200,668
Investments in consolidated subsidiaries	1,687,364	1,839,344
Properties	—	6,102
Deferred income tax benefit and other	—	42,692
Total assets	$2,152,014	$2,088,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to subsidiaries	$157,372	$92,384
Deferred income taxes and other current liabilities	1,540	2,067
Total current liabilities	158,912	94,451
Deferred income taxes	53,920	—
Other liabilities	9,696	8,500
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,794,445	2,782,765
Accumulated deficit	(492,215)	(467,007)
Common stock held in treasury, at cost	(409,449)	(382,926)
Accumulated other comprehensive (loss) income	(10,337)	5,981
Total stockholders’ equity	1,929,486	1,985,855
Total liabilities and stockholders’ equity	$2,152,014	$2,088,806

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Income:
Equity in income from continuing operations of subsidiaries	$21,116	$29,708	$21,115

Costs and expenses:
General and administrative	10,381	10,911	10,476
Depreciation and amortization	1,272	1,975	627
Facilities action charges, net	330	5,327	1,234
Impairment of long-lived assets	1,830	1,628	—
Other (income) expense, net	(23)	953	960
	13,790	20,794	13,297
Income from continuing operations before income taxes	7,326	8,914	7,818
Benefit from (provision for) income taxes	38,427	(3,340)	10,094
Income from continuing operations	45,753	5,574	17,912
Equity in (loss) income from discontinued operations of subsidiaries	(266)	1,509	(8,037)
Net income	$45,487	$7,083	$9,875

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012

Net income	$45,487	$7,083	$9,875
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(17,000)	6,096	(6,869)
Change in unrecognized pension loss, net of income tax benefit (provision) of $37, $127 and $(21), respectively	(62)	(217)	(46)
Unrealized gain on cash flow hedges, net of income tax provision of $468	744	—	—
Other comprehensive (loss) income, net	(16,318)	5,879	(6,915)
Comprehensive income	$29,169	$12,962	$2,960

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$45,487	$7,083	$9,875
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(20,850)	(31,217)	(13,078)
Other operating transactions with Wendy’s Restaurants, LLC	4,988	28,733	6,031
Depreciation and amortization	1,272	3,078	627
Impairment of long-lived assets	1,830	1,628	—
Share-based compensation	1,552	944	1,021
Tax sharing payments received from subsidiaries	—	37	13,078
Amortization of deferred financing costs	—	21	—
Deferred income tax	80,161	(4,118)	(10,094)
Tax sharing receivable from subsidiaries, net	(119,249)	—	(2,437)
Dividends from subsidiaries	170,000	—	—
Other, net	1,439	1,753	(1,547)
Changes in operating assets and liabilities:
Other current assets	10,305	(472)	491
Other current liabilities	(2,040)	8,643	(2,332)
Net cash provided by operating activities	174,895	16,113	1,635
Cash flows from investing activities:
Net repayments from subsidiaries	—	—	377
Other, net	—	686	—
Net cash provided by investing activities	—	686	377
Cash flows from financing activities:
Repayments of long-term debt	—	(11,303)	(1,368)
Repurchases of common stock	(69,320)	—	(157,556)
Dividends	(70,681)	(39,043)	(32,366)
Proceeds from stock option exercises	42,370	7,806	6,359
Other, net	—	(48)	(2,262)
Net cash used in financing activities	(97,631)	(42,588)	(187,193)
Net increase (decrease) in cash and cash equivalents	77,264	(25,789)	(185,181)
Cash and cash equivalents at beginning of year	102,652	128,441	313,622
Cash and cash equivalents at end of year	$179,916	$102,652	$128,441

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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

10.9	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.11
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.12
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.16
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.17
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.18
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.21
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.22
Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.16 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-K for the year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.23
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.24
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.25
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.26
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.27
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.28
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.29
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.30
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.31
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.32
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.33
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.34
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.35
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.36
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.37
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.38
Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 16, 2013 (SEC file no. 001-02207).

10.39
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

10.40
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

10.41
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.42
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.43
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

10.53
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

10.55
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.56
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.57
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.58
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.59
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.60
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.61
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.62
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.63
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

EXHIBIT NO.	DESCRIPTION
10.64
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

10.65
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

10.66
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.67
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.68
Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.7 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.69
Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.71
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker, incorporated herein by reference to Exhibit 10.75 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.73
Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten, incorporated herein by reference to Exhibit 10.76 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.74
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy’s Company and Darrell van Ligten, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.75
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.76
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.77
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.78
Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.79
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.80
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.81	Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013.* **
10.82
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.83
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.84
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.85
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.86
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
_______________________

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