Form 10-Q
period 2014-03-30
Wendy's Co
filed 2014-05-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014

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
Yes [ ] No [x]

There were 366,812,087 shares of The Wendy’s Company common stock outstanding as of May 2, 2014.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 30, 2014	December 29, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$384,695	$580,152
Accounts and notes receivable	63,192	62,885
Inventories	9,032	10,226
Prepaid expenses and other current assets	65,847	81,759
Deferred income tax benefit	116,319	120,206
Advertising funds restricted assets	71,653	67,183
Total current assets	710,738	922,411
Properties	1,146,996	1,165,487
Goodwill	826,686	842,544
Other intangible assets	1,344,862	1,305,780
Investments	79,909	83,197
Deferred costs and other assets	44,886	43,621
Total assets	$4,154,077	$4,363,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,814	$38,543
Accounts payable	60,397	83,700
Accrued expenses and other current liabilities	139,047	160,100
Advertising funds restricted liabilities	71,653	67,183
Total current liabilities	308,911	349,526
Long-term debt	1,423,756	1,425,285
Deferred income taxes	492,264	482,499
Other liabilities	205,992	176,244
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,826,224	2,794,445
Accumulated deficit	(464,228)	(492,215)
Common stock held in treasury, at cost; 103,736 and 77,637 shares	(668,207)	(409,449)
Accumulated other comprehensive loss	(17,677)	(10,337)
Total stockholders’ equity	1,723,154	1,929,486
Total liabilities and stockholders’ equity	$4,154,077	$4,363,040

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Unaudited)
Revenues:
Sales	$432,630	$530,673
Franchise revenues	90,566	73,009
	523,196	603,682
Costs and expenses:
Cost of sales	374,190	460,828
General and administrative	70,366	65,310
Depreciation and amortization	42,021	51,797
Facilities action (income) charges, net	(44,033)	3,038
Impairment of long-lived assets	332	—
Other operating (income) expense, net	(8,694)	245
	434,182	581,218
Operating profit	89,014	22,464
Interest expense	(12,994)	(20,964)
Other income (expense), net	523	(2,271)
Income (loss) before income taxes	76,543	(771)
(Provision for) benefit from income taxes	(30,240)	2,904
Net income	$46,303	$2,133

Basic and diluted net income per share	$.12	$.01

Dividends per share	$.05	$.04

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Unaudited)

Net income	$46,303	$2,133
Other comprehensive loss, net:
Foreign currency translation adjustment	(7,220)	(5,069)
Change in unrecognized pension loss, net of income tax (provision) benefit of $(213) and $37, respectively	338	(62)
Unrealized loss on cash flow hedges, net of income tax benefit of $287	(458)	—
Other comprehensive loss, net	(7,340)	(5,131)
Comprehensive income (loss)	$38,963	$(2,998)

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Unaudited)
Cash flows from operating activities:
Net income	$46,303	$2,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,496	52,382
Share-based compensation	10,584	3,010
System Optimization Remeasurement	2,197	—
Impairment of long-lived assets	332	—
Deferred income tax	32,620	2,593
Excess tax benefits from share-based compensation	(18,144)	—
Non-cash rent expense	1,726	2,156
Net receipt (recognition) of deferred vendor incentives	16,800	(4,797)
Gain on sales of restaurants, net	(60,941)	—
Gain on disposal of assets, net	(12,051)	—
Distributions received from TimWen joint venture	3,164	2,701
Equity in earnings in joint ventures, net	(2,156)	(1,191)
Accretion of long-term debt	296	1,929
Amortization of deferred financing costs	566	762
Other, net	(6,571)	(7,784)
Changes in operating assets and liabilities:
Accounts and notes receivable	(340)	1,858
Inventories	1,156	1,285
Prepaid expenses and other current assets	(6,057)	148
Accounts payable	(3,012)	(2,409)
Accrued expenses and other current liabilities	(34,227)	(22,172)
Net cash provided by operating activities	14,741	32,604
Cash flows from investing activities:
Capital expenditures	(53,058)	(39,977)
Dispositions	108,457	2,104
Franchise loans, net	292	127
Other, net	33	151
Net cash provided by (used in) investing activities	55,724	(37,595)
Cash flows from financing activities:
Repayments of long-term debt	(9,900)	(6,506)
Repurchases of common stock	(277,261)	—
Dividends	(18,306)	(15,703)
Proceeds from stock option exercises	23,147	3,564
Excess tax benefits from share-based compensation	18,144	—
Net cash used in financing activities	(264,176)	(18,645)
Net cash used in operations before effect of exchange rate changes on cash	(193,711)	(23,636)
Effect of exchange rate changes on cash	(1,746)	(1,041)
Net decrease in cash and cash equivalents	(195,457)	(24,677)
Cash and cash equivalents at beginning of period	580,152	453,361
Cash and cash equivalents at end of period	$384,695	$428,684

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$11,368	$18,914
Income taxes (refunds), net	$2,270	$(306)

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$25,152	$12,897
Capitalized lease obligations	$7,523	$1,035

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of March 30, 2014 and the results of our operations and cash flows for the three months ended March 30, 2014 and March 31, 2013. The results of operations for the three months ended March 30, 2014 are not necessarily indicative of the results to be expected for the full 2014 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”).

The principal subsidiary of the Company is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries (formerly known as Wendy’s International, Inc.). The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the U.S. and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to prior year presentation to conform to the current year presentation.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $9,558 and $14,508 of accelerated depreciation and amortization during the three months ended March 30, 2014 and March 31, 2013, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

(2) Facilities Action (Income) Charges, Net

	Three Months Ended
	March 30, 2014	March 31, 2013
System optimization initiative	$(44,033)	$—
Facilities relocation and other transition costs	—	2,170
Breakfast discontinuation	—	668
Arby’s transaction related costs	—	200
	$(44,033)	$3,038

System Optimization Initiative

The Company completed its system optimization initiative, announced in July 2013, with the sale of 174 company-owned restaurants to franchisees during the first quarter of 2014. In total, the Company has sold 418 restaurants during 2013 and 2014, under its system optimization initiative. This initiative also included the consolidation of regional and divisional territories which was completed as of the beginning of the 2014 fiscal year. As a result of the system optimization initiative, the Company recorded losses on remeasuring long-lived assets to fair value upon determination that the assets were going to be leased and/or subleased to franchisees in connection with the sale of restaurants (“System Optimization Remeasurement”). Gains or losses recognized on sales of restaurants under the system optimization initiative, as well as costs incurred related to the system optimization initiative are recorded to “Facilities action (income) charges, net” in our condensed consolidated statements of operations. The Company anticipates post-closing adjustments on sales of restaurants; however, it does not anticipate any significant additional charges under the system optimization initiative.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded under our system optimization initiative:

	Three Months Ended	Total Incurred Since Inception
	March 30, 2014
Gain on sales of restaurants, net	$(60,941)	$(107,608)
System Optimization Remeasurement (a)	2,197	22,703
Accelerated amortization (b)	475	17,382
Severance and related employee costs	5,533	15,183
Share-based compensation (c)	3,635	4,888
Professional fees	2,631	5,020
Other	2,437	3,300
Total system optimization initiative	$(44,033)	$(39,132)
_______________

(a)
Includes remeasurement of land, buildings, leasehold improvements and favorable lease assets at all company-owned restaurants included in our system optimization initiative. See Note 5 for more information on non-recurring fair value measurements.

(b)	Includes accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that were sold in connection with our system optimization initiative.

(c)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

Gain on Sales of Restaurants, Net

Three Months Ended
March 30, 2014
Number of restaurants sold to franchisees	174

Proceeds from sales of restaurants	$94,991
Net assets sold (a)	(41,219)
Goodwill related to sales of restaurants	(12,643)
Net favorable lease assets (b)	20,921
Other	478
62,528
Post-closing adjustments on sales of restaurants	(1,587)
Gain on sales of restaurants, net	$60,941
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
The Company recorded favorable lease assets of $43,332 and unfavorable lease liabilities of $22,411 as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of March 30, 2014, there were no remaining restaurant assets held for sale under the system optimization initiative.

The table below presents a rollforward of our accrual for the system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 29, 2013	Charges	Payments	Balance March 30, 2014
Severance and employee related costs	$7,051	$5,533	$(5,392)	$7,192
Professional fees	137	2,631	(2,330)	438
Other	260	2,437	(1,835)	862
	$7,448	$10,601	$(9,557)	$8,492

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio, which was substantially completed during 2012. The Company incurred $2,170 of expense during the three months ended March 31, 2013 and $39,091 since inception. The Company did not incur any expenses during the three months ended March 31, 2014 and does not expect to incur additional costs related to the relocation. As of March 30, 2014, our accruals for facilities relocation costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities,” totaled $2,701 and primarily related to Atlanta facility closure costs.

Breakfast Discontinuation

During the three months ended March 31, 2013, we reflected $668 of costs resulting from the discontinuation of the breakfast daypart at certain restaurants which primarily consisted of the remaining carrying value of breakfast related equipment no longer being used. The Company does not expect to incur additional costs related to the breakfast discontinuation.

(3) Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2013, Wendy’s acquired one franchised restaurant; such transaction was not significant.

Dispositions

During the three months ended March 30, 2014, Wendy’s received cash proceeds of $13,466 from dispositions, which were not part of the system optimization initiative, consisting of (1) $6,569 from the sale of four company-owned restaurants to a franchisee, (2) $3,749 primarily from the sale of surplus properties and (3) $3,148 from the sale of a company-owned aircraft. These sales resulted in a net gain of $12,051 which is included in “Other operating (income) expense, net,” and included the effect of (1) favorable lease assets of $4,060 in connection with leasing and/or subleasing the restaurant properties to the franchisee and (2) a reduction to goodwill of $1,015 related to the sale of company-owned restaurants. See Note 2 for discussion of restaurant dispositions in connection with our system optimization initiative.

During the three months ended March 31, 2013, Wendy’s received cash proceeds of $2,104 from the sale of surplus properties and other equipment. These sales resulted in a net gain of $564.

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

Presented below is an unaudited summary of activity related to our investment in TimWen included in our unaudited condensed consolidated financial statements:

	Three Months Ended
	March 30, 2014	March 31, 2013
Balance at beginning of period	$79,810	$89,370

Equity in earnings for the period	2,815	3,124
Amortization of purchase price adjustments (a)	(659)	(777)
	2,156	2,347
Distributions received	(3,164)	(2,701)
Foreign currency translation adjustment included in “Other comprehensive loss, net”	(2,548)	(1,877)
Balance at end of period (b)	$76,254	$87,139
_______________

(a)	Based upon an average original aggregate life of 21 years.

(b)	Included in “Investments.”

Presented below is a summary of certain unaudited interim income statement information of TimWen:

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenues	$8,292	$9,024
Income before income taxes and net income	5,630	6,247

(5) Fair Value Measurements

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 30, 2014 and December 29, 2013:

	March 30, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$199,957	$199,957	$405,874	$405,874	Level 1
Non-current cost method investments (a)	3,655	106,787	3,387	130,433	Level 3
Cash flow hedges (b)	467	467	1,212	1,212	Level 2

Financial liabilities
Term A Loans, due in 2018 (c)	563,402	562,698	570,625	569,555	Level 2
Term B Loans, due in 2019 (c)	765,528	762,933	767,452	767,452	Level 2
7% debentures, due in 2025 (c)	84,962	102,250	84,666	98,250	Level 2
Capital lease obligations (d)	47,678	48,855	40,732	38,716	Level 3
Guarantees of franchisee loan obligations (e)	896	896	884	884	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s Restaurant Group, Inc. (“Arby’s”) is based on applying a multiple to Arby’s earnings before income taxes, depreciation and amortization per its current unaudited financial information. Refer to the Form 10-K for more information related to the indirect investment in Arby’s and the reduction of the carrying value of our investment to zero during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments were based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

Our derivative instruments for the periods presented consist of seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015 and maturing on December 31, 2017. At inception, the forward starting swap agreements were designated as cash flow hedges and are evaluated for effectiveness quarterly.

As of March 30, 2014 and December 29, 2013, the fair value of the cash flow hedges of $467 and $1,212, respectively, was included in “Deferred costs and other assets” and as an adjustment to “Accumulated other comprehensive loss.” Through March 30, 2014, no hedge ineffectiveness has occurred relating to these cash flow hedges.

Our derivative instruments for the three months ended March 31, 2013 included interest rate swaps on our 6.20% Senior Notes with notional amounts totaling $225,000 that were all designated as fair value hedges. Interest income on the interest rate swaps was $1,435 for the three months ended March 31, 2013 and there was no ineffectiveness through their termination in October 2013, in connection with the redemption of the 6.20% Senior Notes.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk and our interest rate swaps are not cleared through a central clearinghouse; however we do monitor the credit standing of the counterparties. All of the Company’s financial instruments were in an asset position as of March 30, 2014 and therefore presented gross in the condensed consolidated balance sheets.

Non-Recurring Fair Value Measurements

The following tables present the fair values for those assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 30, 2014 and the year ended December 29, 2013 and the resulting impact on the condensed consolidated statements of operations.

Total losses for the three months ended March 30, 2014 and the year ended December 29, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings and sell certain other restaurant assets to franchisees. Such losses totaling $2,197 and $20,506 have been presented as System Optimization Remeasurement and included in “Facilities action (income) charges, net” in our condensed consolidated statement of operations for the three months ended March 30, 2014 and the year ended December 29, 2013, respectively. The fair value of long-lived assets presented in the table below represents the remaining carrying value of the long-lived assets discussed above and was based upon discounted cash flows of future anticipated lease and sublease income. See Note 2 for more information on our system optimization initiative and the related activity included in “Facilities action (income) charges, net” including System Optimization Remeasurement.

Total losses for the three months ended March 30, 2014 also includes $332 from remeasuring land and buildings to fair value in connection with closing company-owned restaurants and classifying such properties as held for sale. Total losses for the year ended December 29, 2013 also include the impact of remeasuring the following to fair value (1) long-lived assets at company-owned restaurants of $9,094, (2) certain surplus properties and properties held for sale of $1,458 and (3) company-owned aircraft of $5,327 as a result of the Company’s decision to sell the aircraft and classify as held for sale. Such losses have been presented as “Impairment of long-lived assets” in our consolidated statements of operations. The fair values of long-lived assets and the aircraft presented in the table below represent the remaining carrying value and were estimated based on current market values. During the first quarter of 2014, one of the aircraft was sold resulting in a gain of $66.

Total losses for the year ended December 29, 2013 also include the impact of remeasuring goodwill associated with our international franchise restaurants reporting unit in connection with our annual goodwill impairment test. Such losses totaling $9,397 represent the total amount of goodwill recorded for our international franchise restaurants reporting unit and were presented as “Impairment of goodwill” in our consolidated statement of operations for the year ended December 29, 2013.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			Three Months Ended March 30, 2014 Total Losses
	March 30, 2014	Level 1	Level 2	Level 3
Long-lived assets	$1,486	$—	$—	$1,486	$2,529
Total	$1,486	$—	$—	$1,486	$2,529

		Fair Value Measurements			2013 Total Losses
	December 29, 2013	Level 1	Level 2	Level 3
Long-lived assets	$14,788	$—	$—	$14,788	$31,058
Goodwill	—	—	—	—	9,397
Aircraft	8,500	—	—	8,500	5,327
Total	$23,288	$—	$—	$23,288	$45,782

(6) Income Taxes

The Company’s effective tax rate and effective tax rate benefit for the three months ended March 30, 2014 and March 31, 2013 was 39.5% and 376.7%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefit, (2) the system optimization initiative described in Note 2, (3) foreign rate differential, (4) adjustments related to prior year tax matters and (5) the reversal of deferred tax liabilities during the three months ended March 31, 2013 on temporary differences related to investments in foreign subsidiaries which the Company considers permanently invested outside of the U.S.

In January 2014 the Company adopted the Financial Accounting Standards Board (“FASB”) amendment requiring unrecognized tax benefits to be presented as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The adoption of this amendment resulted in a reduction of $6,214 in the liability for unrecognized tax benefits and a corresponding increase to net non-current deferred income tax liabilities. Other than the item described above, there were no significant changes to unrecognized tax benefits or related interest and penalties for the Company during the three months ended March 30, 2014 and March 31, 2013.

The Company participates in the Internal Revenue Service Compliance Assurance Process. During the first quarter of 2014, we concluded, without adjustment, the examination of our December 30, 2012 tax return.

On March 31, 2014, New York enacted a mandatory consolidated return filing requirement. The Company estimates this new requirement will result in a tax provision of approximately $3,200 for the effects of changes to the state deferred tax rate, net of federal benefit, which will be recorded in the second quarter of 2014.

(7) Net Income Per Share

Basic net income per share for the three months ended March 30, 2014 and March 31, 2013 was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Common stock:
Weighted average basic shares outstanding	381,551	392,498
Dilutive effect of stock options and restricted shares	7,801	3,196
Weighted average diluted shares outstanding	389,352	395,694

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Diluted net income per share for the three months ended March 30, 2014 and March 31, 2013 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. As of March 30, 2014 and March 31, 2013, we excluded 5,855 and 17,831, respectively, of potential common shares from our diluted net income per share calculation as they would have had anti-dilutive effects.

(8) Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	March 30, 2014	March 31, 2013
Balance, beginning of year	$1,929,486	$1,985,855
Comprehensive income (loss)	38,963	(2,998)
Dividends	(18,306)	(15,703)
Repurchases of common stock	(277,261)	—
Share-based compensation	10,584	3,010
Exercises of stock options	22,780	3,256
Vesting of restricted shares	(999)	(41)
Tax benefit (charge) from share-based compensation	17,867	(1,934)
Other	40	34
Balance, end of the period	$1,723,154	$1,971,479

Repurchases of Common Stock

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

On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29,730 shares for an aggregate purchase price of $275,000. As a result, the repurchase program authorized in January 2014 has been completed. The Company incurred costs of $2,261 in connection with the tender offer, which were recorded to treasury stock.

Accumulated Other Comprehensive Loss

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table provides a rollforward of the components of accumulated other comprehensive (loss) income attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive (loss) income	(7,220)	(458)	338	(7,340)
Balance at March 30, 2014	$(17,023)	$286	$(940)	$(17,677)

Balance at December 30, 2012	$7,197	$—	$(1,216)	$5,981
Current-period other comprehensive loss	(5,069)	—	(62)	(5,131)
Balance at March 31, 2013	$2,128	$—	$(1,278)	$850
The cumulative gains and losses on these items are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

(9) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with Purchasing Cooperative

Wendy’s received $46 and $49 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during the three months ended March 30, 2014 and March 31, 2013, respectively, which has been recorded as a reduction of “General and administrative.”

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the three months ended March 30, 2014 and March 31, 2013, our Chairman, who was also our former Chief Executive Officer and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $375 and $499 during the three months ended March 30, 2014 and March 31, 2013, respectively.

TimWen Lease Expense and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $1,418 and $1,524 under such leases during the three months ended March 30,

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

2014 and March 31, 2013, respectively, which have been included in “Cost of sales.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $62 and $68 during the three months ended March 30, 2014 and March 31, 2013, respectively, which has been included as a reduction to “General and administrative.”

Sale of Company-Owned Restaurants to Arizona Restaurant Company, LLC

On March 24, 2014, the Company completed the sale of 40 Company-owned restaurants in the Phoenix, Arizona market to Arizona Restaurant Company, LLC (“ARC”) as part of the Company’s system optimization initiative. John N. Peters, who served as the Company’s Senior Vice President – North America Operations until his retirement on March 10, 2014, is a 10% owner and manager of ARC. Pursuant to an Asset Purchase Agreement dated November 20, 2013 and related transaction documents: (1) the Company sold to ARC substantially all of the assets (other than real property) used in the operation of the restaurants for an aggregate purchase price of approximately $21,000 (including inventory, cash banks and franchise and development fees), subject to adjustment as set forth in the agreement; (2) the Company and ARC entered into lease and sublease agreements with respect to the real property and buildings for the restaurants pursuant to which the Company receives aggregate monthly payments from ARC of approximately $300; and (3) ARC agreed to develop five new restaurants and complete Image Activation remodels at seven existing restaurants following the closing. As of March 30, 2014 the Company had accrued $151 for amounts owed to Mr. Peters in accordance with his employment.

Other Related Party Transactions

As part of its overall retention efforts, The Wendy’s Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with The Wendy’s Company in certain investments. During 2013, The Wendy’s Company and certain of its former management had one remaining co-investment, 280 BT Holdings LLC (“280 BT”), a limited liability company formed to invest in certain operating entities. In early 2014, 280 BT received a liquidating distribution following the dissolution of its last investment. Upon receipt of the liquidating distribution, 280 BT made a final, equivalent distribution to its members in accordance with the terms of its operating agreement. The ownership percentages in 280 BT for the purpose of the distribution for The Wendy’s Company, the former officers of The Wendy’s Company and other investors were 80.1%, 11.2% and 8.7%, respectively. The distribution during the three months ended March 30, 2014 to The Wendy’s Company and the former officers of The Wendy’s Company was $22 and $5, respectively. 280 BT did not make any distributions to its members in 2013.

(10) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of March 30, 2014, the Company had accruals for all of its legal and environmental matters aggregating $3,573. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(11) Multiemployer Pension Plan
As further described in the Form 10-K, in December 2013, The New Bakery Company, LLC, a 100% owned subsidiary of Wendy’s, along with its subsidiary The New Bakery of Zanesville, LLC (the “Bakery”), terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”) and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. The final withdrawal liability will be determined through discussions between the Bakery and the Union Pension Fund administrator and the resolution of a charge filed with the National Labor Relations Board (the “NLRB”) related to the matter brought by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”).  On March 31, 2014, the NLRB issued a partial dismissal of the charge, but let stand one of the Union’s allegations. The Bakery believes it has meritorious defenses to the remaining allegation.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) New Accounting Standards

In April 2014, the FASB issued an amendment that modifies the criteria for reporting a discontinued operation. The amendment changes the definition of a discontinued operation including the implementation guidance and requires expanded disclosures. The amendment is effective, prospectively, commencing with our 2015 fiscal year. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”). There have been no material changes as of March 30, 2014 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries (formerly known as Wendy’s International, Inc.). Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (the “U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring fillet of chicken breast sandwiches, chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

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

Executive Overview

Our Business

As of March 30, 2014, the Wendy’s restaurant system was comprised of 6,547 restaurants, of which 1,001 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results are impacted by a number of external factors, including high unemployment, general economic trends, intense price competition and weather.

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

Wendy’s revenues for the first quarter of 2014 include: (1) $418.0 million of sales at company-owned restaurants, (2) $14.6 million of sales from our company-owned bakery, (3) $71.0 million of royalty revenue from franchisees and (4) $19.6 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ sales.

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
We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Sales and cost of sales exclude amounts related to our bakery and other.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

System Optimization Initiative

The Company completed its system optimization initiative, announced in July 2013, with the sale of 174 company-owned restaurants to franchisees during the first quarter of 2014. In total, the Company has sold 418 restaurants during 2013 and 2014, under its system optimization initiative. This initiative also included the consolidation of regional and divisional territories which was completed as of the beginning of the 2014 fiscal year. Gains or losses recognized on sales of restaurants under the system optimization initiative, as well as costs incurred related to the system optimization initiative are recorded to “Facilities action (income) charges, net” in our condensed consolidated statements of operations. During the first quarter of 2014, the Company recorded a net gain on sales of restaurants of $60.9 million which was offset partially by (1) severance and related employee costs of $5.5 million (2) share-based compensation expense of $3.6 million and (3) professional fees of $2.6 million. The Company anticipates post-closing adjustments on sales of restaurants; however, it does not anticipate any significant additional charges under the system optimization initiative.

Related Party Transactions

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the three months ended March 30, 2014 and March 31, 2013, our Chairman, who was also our former Chief Executive Officer and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.4 million and $0.5 million during the three months ended March 30, 2014 and March 31, 2013, respectively.

TimWen Lease Expense and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $1.4 million and $1.5 million under such leases during the three months ended March 30, 2014 and March 31, 2013, respectively, which have been included in “Cost of sales.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $0.1 million during both the three months ended March 30, 2014 and March 31, 2013, which have been included as a reduction to “General and administrative.”

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013	Change
Revenues:
Sales	$432.6	$530.7	$(98.1)
Franchise revenues	90.6	73.0	17.6
	523.2	603.7	(80.5)
Costs and expenses:
Cost of sales	374.2	460.8	(86.6)
General and administrative	70.4	65.3	5.1
Depreciation and amortization	42.0	51.8	(9.8)
Facilities action (income) charges, net	(44.0)	3.0	(47.0)
Impairment of long-lived assets	0.3	—	0.3
Other operating (income) expense, net	(8.7)	0.3	(9.0)
	434.2	581.2	(147.0)
Operating profit	89.0	22.5	66.5
Interest expense	(13.0)	(21.0)	8.0
Other income (expense), net	0.5	(2.3)	2.8
Income (loss) before income taxes	76.5	(0.8)	77.3
(Provision for) benefit from income taxes	(30.2)	2.9	(33.1)
Net income	$46.3	$2.1	$44.2

	First Quarter 2014		First Quarter 2013
Sales:
Wendy’s	$418.0		$515.7
Bakery	14.6		15.0
Total sales	$432.6		$530.7

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$134.1	32.1%	$169.8	32.9%
Restaurant labor	128.4	30.7%	158.8	30.8%
Occupancy, advertising and other operating costs	100.9	24.1%	121.1	23.5%
Total cost of sales	363.4	86.9%	449.7	87.2%
Bakery	10.8		11.1
Total cost of sales	$374.2		$460.8

	First Quarter 2014	First Quarter 2013
Margin $:
Wendy’s	$54.6	$66.0
Bakery	3.8	3.9
Total margin	$58.4	$69.9

Wendy’s restaurant margin %	13.1%	12.8%

	First Quarter 2014	First Quarter 2013
Wendy’s restaurant statistics:
North America same-restaurant sales:
Company-owned	1.3%	1.0%
Franchised	0.6%	0.6%
Systemwide	0.7%	0.7%

Total same-restaurant sales:
Company-owned	1.3%	1.0%
Franchised (a)	0.7%	0.8%
Systemwide (a)	0.8%	0.8%
________________

(a) Includes international franchised same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2013	1,183	5,374	6,557
Opened	3	19	22
Closed	(7)	(25)	(32)
Net (sold to) purchased by franchisees	(178)	178	—
Restaurant count at March 30, 2014	1,001	5,546	6,547

Sales	Change
Wendy’s	$(97.7)
Bakery	(0.4)
$(98.1)

The decrease in sales during the first quarter of 2014 was primarily due to the impact of Wendy’s company-owned restaurants closed or sold, including under our system optimization initiative, during the first quarter of 2013 and thereafter, which resulted in a reduction in sales of $103.0 million. Company-owned same-restaurant sales during the first quarter of 2014 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count due to adverse weather conditions. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items and changes in the composition of our sales. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the first quarter of 2014 were negatively impacted by $4.7 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$17.6

The increase in franchise revenues during the first quarter of 2014 was primarily due to a net increase in the number of franchise restaurants in operation during the first quarter of 2014 compared to 2013 and increases in initial franchise fees and rental income, resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. Franchise revenues were also positively impacted by a 0.7% increase in franchise same-restaurant sales, which we believe was primarily impacted by the same factors described above for company-owned restaurants except the sales benefit from new and remodeled Image Activation restaurants is to a lesser extent due to fewer franchise Image Activation restaurants in operation.

Wendy’s Cost of Sales	Change
Food and paper	(0.8)%
Restaurant labor	(0.1)%
Occupancy, advertising and other operating costs	0.6%
(0.3)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2014 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by the impact of decreased customer traffic on certain fixed operating costs during the first quarter of 2014.

General and Administrative	Change
Share-based compensation	$4.0
Professional services	2.2
Employee compensation and related expenses	(3.1)
Other, net	2.0
$5.1

The increase in general and administrative expenses during the first quarter of 2014 was primarily due to increases in (1) share-based compensation as a result of the nature and timing of the recognition of the costs for the share-based compensation component of the Company’s compensation plans and (2) professional services principally for a strategic consulting project related to our international operations. These increases were partially offset by a decrease in employee compensation and related expenses primarily as a result of the consolidation of regional and divisional territories as part of our system optimization initiative.

Depreciation and Amortization	Change
Restaurants	$(7.7)
Other	(2.1)
$(9.8)

The decrease in restaurant depreciation and amortization in the first quarter of 2014 was primarily due to decreases in (1) depreciation of assets sold under our system optimization initiative and (2) accelerated depreciation on existing assets that will be replaced in 2014 as part of our Image Activation program compared to accelerated depreciation during the first quarter of 2013 on assets that were replaced during 2013. These decreases were partially offset by an increase in restaurant depreciation and amortization during the first quarter of 2014 of $2.1 million on new and reimaged Image Activation restaurants.

Facilities Action (Income) Charges, Net	First Quarter
	2014	2013
System optimization initiative	$(44.0)	$—
Facilities relocation and other transition costs	—	2.2
Breakfast discontinuation	—	0.6
Arby’s transaction related costs	—	0.2
	$(44.0)	$3.0

The Company completed its system optimization initiative, announced in July 2013, with the sale of 174 company-owned restaurants to franchisees during the first quarter of 2014. During the first quarter of 2014, the Company recorded a net gain on sales of restaurants of $60.9 million which was offset partially by (1) severance and related employee costs of $5.5 million (2) share-based compensation expense of $3.6 million and (3) professional fees of $2.6 million. The Company anticipates post-closing adjustments on sales of restaurants; however, it does not anticipate any significant additional charges under the system optimization initiative.

During the first quarter of 2013, the Company incurred costs aggregating $2.2 million, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012.

Other Operating (Income) Expense, Net	Change
Gain on dispositions, net	$(12.1)
Lease expense	3.3
Other	(0.2)
$(9.0)

The increase in other operating (income) expense, net during the first quarter of 2014 was primarily due to net gains on dispositions of $12.1 million, which were not part of the system optimization initiative, and include the sale of (1) company-owned restaurants to a franchisee, (2) surplus properties and (3) a company-owned aircraft. This increase was partially offset by an increase in lease expense resulting from the subleasing of properties to franchisees. Lease expense on such properties, which were part of our system optimization initiative, had been previously recorded in cost of sales.

Interest Expense	Change
Term loans	$(4.4)
6.20% Senior Notes	(3.3)
Other, net	(0.3)
$(8.0)

The decrease in interest expense in the first quarter of 2014 was primarily due to (1) lower effective interest rates on the current term loans compared to the prior term loan and (2) the redemption of the 6.20% Senior Notes in October 2013. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Restated Credit Agreement in May 2013.

(Provision for) Benefit from Income Taxes	Change
Federal and state expense on variance in income (loss) before income taxes	$(27.6)
Reversal of deferred taxes on investment in foreign subsidiaries now considered permanently invested outside of the U.S.	(1.9)
System optimization initiative	(1.7)
Prior year tax matters, including changes to unrecognized tax benefits	(1.3)
State income taxes net of federal benefit	(0.5)
Other	(0.1)
$(33.1)

Our income taxes in 2014 and 2013 were impacted by variations in income (loss) before income taxes, adjusted for recurring items, reversal of deferred taxes on investments in foreign subsidiaries considered permanently invested outside of the U.S., our system optimization initiative, prior year tax matters and state income taxes net of federal benefit.

On March 31, 2014, New York enacted a mandatory consolidated return filing requirement. The Company estimates this new requirement will result in a tax provision of approximately $3.2 million for the effects of changes to the state deferred tax rate, net of federal benefit, which will be recorded in the second quarter of 2014.

Cost of Sales Outlook for 2014

The Company expects that cost of sales in 2014, as a percent of sales, will be favorably impacted by the same factors described in the Form 10-K for sales.  However, the Company now expects that commodities costs as a percentage of sales will increase in 2014 over 2013, with higher beef costs partly offset by lower chicken costs.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities decreased $17.9 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to changes in our net income and non-cash items as well as the following:

•
a $12.1 million unfavorable impact in accrued expenses and other current liabilities for the comparable periods. This unfavorable impact was primarily due to increases in (1) incentive compensation payments for the 2013 fiscal year due to stronger operating performance, (2) income tax payments, net of refunds and (3) franchise incentive payments under our Image Activation franchise incentive programs. These unfavorable changes were partially offset by a decrease in interest payments primarily due to the effect of lower effective interest rates on our term loans due to the effect of the Restated Credit Agreement in May 2013.

Cash provided by investing activities increased $93.3 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to the following:

•	an increase of $106.4 million in proceeds from dispositions primarily related to our system optimization initiative; partially offset by

•	an increase of $13.1 million in capital expenditures primarily for our Image Activation program.

Cash used in financing activities increased $245.5 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to the following:

•	repurchases of common stock during 2014 of $277.3 million;

•	an increase in repayments of long-term debt of $3.4 million;

•	an increase in dividend payments of $2.6 million; partially offset by

•	an increase in proceeds from the exercise of stock options of $19.6 million;

•	an increase in excess tax benefits from share-based compensation of $18.1 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $193.7 million.

Sources and Uses of Cash for the Remainder of 2014

Our anticipated sources of cash and cash requirements for the remainder of 2014, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $231.9 million, which would result in total cash capital expenditures for the year of approximately $285.0 million;

•	Quarterly cash dividends aggregating up to approximately $55.0 million as discussed below in “Dividends;” and

•	Potential restaurant acquisitions and dispositions.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 17, 2014, The Wendy’s Company paid quarterly cash dividends of $0.05 per share on its common stock, aggregating $18.3 million. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2014 at the same rate as declared in our 2014 first quarter, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2014 would be approximately $55.0 million based on the number of shares of its common stock outstanding at May 2, 2014. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

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

On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 has been completed. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn and wheat is expected to have an unfavorable effect on our results of operations in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 30, 2014, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 29, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 30, 2014. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2014, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets;

•	the effects of war or terrorist activities, or security breaches of our computer systems;

•	expenses and liabilities for taxes related to periods up to the date of sale of Arby’s as a result of the indemnification provisions of the Arby’s Purchase and Sale Agreement;

•	the difficulty in predicting the future effects of the system optimization initiative on the Company’s earnings, restaurant operating margin, cash flow and depreciation; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2014:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
December 30, 2013 through February 2, 2014	240,980	$8.94	—	$275,000,000
February 3, 2014 through March 2, 2014	29,888,330	$9.25	29,729,729	$—
March 3, 2014 through March 30, 2014	75,047	$9.49	—	$—
Total	30,204,357	$9.25	29,729,729	$—

(1)
Includes 474,628 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In January 2014, our Board of Directors authorized a new repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275.0 million. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 has been completed. The Company incurred costs of approximately $2.3 million in connection with the tender offer, which were recorded to treasury stock.

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

10.1	Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan (SEC file no. 001-02207).* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 8, 2014	By: /s/ Todd A. Penegor
Todd A. Penegor
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 8, 2014	By: /s/ Steven B. Graham
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

10.1	Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan (SEC file no. 001-02207).* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.