Form 10-Q
period 2014-06-29
Wendy's Co
filed 2014-08-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014

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
Yes [ ] No [x]

There were 367,015,443 shares of The Wendy’s Company common stock outstanding as of August 1, 2014.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 29, 2014	December 29, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$371,660	$580,152
Accounts and notes receivable	72,055	62,885
Inventories	9,049	10,226
Prepaid expenses and other current assets	58,255	81,759
Deferred income tax benefit	92,822	120,206
Advertising funds restricted assets	69,093	67,183
Total current assets	672,934	922,411
Properties	1,187,648	1,165,487
Goodwill	828,264	842,544
Other intangible assets	1,342,664	1,305,780
Investments	82,063	83,197
Deferred costs and other assets	43,482	43,621
Total assets	$4,157,055	$4,363,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,680	$38,543
Accounts payable	74,036	83,700
Accrued expenses and other current liabilities	140,201	160,100
Advertising funds restricted liabilities	69,093	67,183
Total current liabilities	321,010	349,526
Long-term debt	1,416,411	1,425,285
Deferred income taxes	483,563	482,499
Other liabilities	191,705	176,244
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,828,926	2,794,445
Accumulated deficit	(453,566)	(492,215)
Common stock held in treasury, at cost; 103,466 and 77,637 shares	(666,594)	(409,449)
Accumulated other comprehensive loss	(11,442)	(10,337)
Total stockholders’ equity	1,744,366	1,929,486
Total liabilities and stockholders’ equity	$4,157,055	$4,363,040

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Unaudited)
Revenues:
Sales	$424,804	$571,198	$857,434	$1,101,871
Franchise revenues	98,623	79,346	189,189	152,355
	523,427	650,544	1,046,623	1,254,226
Costs and expenses:
Cost of sales	347,780	473,298	721,970	934,126
General and administrative	66,982	74,795	137,348	140,105
Depreciation and amortization	39,495	38,719	81,516	90,516
Facilities action charges (income), net	883	6,377	(43,150)	9,415
Impairment of long-lived assets	—	—	332	—
Other operating expense (income), net	4,433	365	(4,261)	610
	459,573	593,554	893,755	1,174,772
Operating profit	63,854	56,990	152,868	79,454
Interest expense	(13,130)	(18,964)	(26,124)	(39,928)
Loss on early extinguishment of debt	—	(21,019)	—	(21,019)
Other income (expense), net	857	48	1,380	(2,223)
Income before income taxes and noncontrolling interests	51,581	17,055	128,124	16,284
Provision for income taxes	(22,574)	(5,053)	(52,814)	(2,149)
Net income	29,007	12,002	75,310	14,135
Net loss attributable to noncontrolling interests	—	222	—	222
Net income attributable to The Wendy’s Company	$29,007	$12,224	$75,310	$14,357

Basic and diluted net income per share attributable to The Wendy’s Company	$.08	$.03	$.20	$.04

Dividends per share	$.05	$.04	$.10	$.08

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(Unaudited)

Net income	$29,007	$12,002	$75,310	$14,135
Other comprehensive income (loss), net:
Foreign currency translation adjustment	8,195	(6,811)	975	(11,880)
Change in unrecognized pension loss, net of income tax (provision) benefit of $(213) and $37, respectively	—	—	338	(62)
Unrealized loss on cash flow hedges, net of income tax benefit of $1,234 and $1,521, respectively	(1,960)	—	(2,418)	—
Other comprehensive income (loss), net	6,235	(6,811)	(1,105)	(11,942)
Comprehensive income	35,242	5,191	74,205	2,193
Comprehensive income attributable to noncontrolling interests	—	(404)	—	(404)
Comprehensive income attributable to The Wendy’s Company	$35,242	$4,787	$74,205	$1,789

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(Unaudited)
Cash flows from operating activities:
Net income	$75,310	$14,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,991	91,470
Share-based compensation	15,158	6,960
Impairment (see below)	2,606	5,938
Deferred income tax	47,855	5,736
Excess tax benefits from share-based compensation	(17,667)	—
Non-cash rent expense	2,528	4,530
Net receipt of deferred vendor incentives	13,882	15,769
Gain on dispositions, net (see below)	(74,432)	(1,276)
Distributions received from TimWen joint venture	6,443	6,026
Equity in earnings in joint ventures, net	(4,872)	(4,071)
Accretion of long-term debt	592	3,747
Amortization of deferred financing costs	1,193	1,407
Loss on early extinguishment of debt	—	21,019
Other, net	(7,831)	(4,396)
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,650)	(1,829)
Inventories	1,200	1,540
Prepaid expenses and other current assets	(7,197)	(2,389)
Accounts payable	(3,699)	776
Accrued expenses and other current liabilities	(42,401)	(21,728)
Net cash provided by operating activities	81,009	143,364
Cash flows from investing activities:
Capital expenditures	(114,521)	(81,770)
Acquisitions	(2,335)	(812)
Dispositions	116,204	16,011
Change in restricted cash	1,750	—
Other, net	1,041	408
Net cash provided by (used in) investing activities	2,139	(66,163)
Cash flows from financing activities:
Proceeds from long-term debt	—	350,000
Repayments of long-term debt	(19,486)	(357,419)
Deferred financing costs	—	(5,811)
Repurchases of common stock	(277,275)	—
Dividends	(36,648)	(31,440)
Proceeds from stock option exercises	23,800	5,539
Excess tax benefits from share-based compensation	17,667	—
Other, net	—	219
Net cash used in financing activities	(291,942)	(38,912)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(208,794)	38,289
Effect of exchange rate changes on cash	302	(2,633)
Net (decrease) increase in cash and cash equivalents	(208,492)	35,656
Cash and cash equivalents at beginning of period	580,152	453,361
Cash and cash equivalents at end of period	$371,660	$489,017

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(Unaudited)
Detail of cash flows from operating activities:
Impairment:
System Optimization Remeasurement	$2,274	$5,938
Impairment of long-lived assets	332	—
	$2,606	$5,938

Gain on dispositions, net:
Gain on sales of restaurants, net	$(61,411)	$(1,276)
Gain on disposal of assets, net	(13,021)	—
	$(74,432)	$(1,276)

Supplemental cash flow information:
Cash paid for:
Interest	$26,225	$39,670
Income taxes, net of refunds	$6,699	$778

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$39,273	$38,859
Capitalized lease obligations	$9,113	$4,628

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of June 29, 2014 and the results of our operations for the three and six months ended June 29, 2014 and June 30, 2013 and cash flows for the six months ended June 29, 2014 and June 30, 2013. The results of operations for the three and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for the full 2014 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”).

The principal subsidiary of the Company is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries (formerly known as Wendy’s International, Inc.). The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the United States of America (“U.S.”) and Canada) comprises virtually all of our current operations and represents a single reportable segment. See Note 2 “Subsequent Event” for information on our Canadian operations. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $5,461 and $15,019 of accelerated depreciation and amortization during the three and six months ended June 29, 2014, respectively, and $4,246 and $18,754 during the three and six months ended June 30, 2013, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

(2) Facilities Action Charges (Income), Net

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
System optimization initiative	$883	$4,799	$(43,150)	$4,799
Facilities relocation and other transition costs	—	1,154	—	3,324
Breakfast discontinuation	—	361	—	1,029
Arby’s transaction related costs	—	63	—	263
	$883	$6,377	$(43,150)	$9,415

System Optimization Initiative

The Company completed the sale of 174 company-owned restaurants to franchisees during the first quarter of 2014. In total, the Company has sold 418 restaurants during 2013 and 2014, under its system optimization initiative. This initiative also included the consolidation of regional and divisional territories which was substantially completed as of the beginning of the 2014 fiscal year. During the second quarter of 2014, additional regional offices were closed resulting in further severance and related employee costs. As a result of the system optimization initiative, the Company recorded losses on remeasuring long-lived assets to fair value upon determination that the assets were going to be leased and/or subleased to franchisees in connection with the sale of restaurants (“System Optimization Remeasurement”). Gains or losses recognized on sales of restaurants under the system optimization initiative, as well as costs incurred related to the system optimization initiative are recorded to “Facilities action charges (income), net” in our condensed consolidated statements of operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded under our system optimization initiative:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gain on sales of restaurants, net	$(470)	$(1,276)	$(61,411)	$(1,276)	$(108,078)
System Optimization Remeasurement (a)	77	5,938	2,274	5,938	22,780
Accelerated amortization (b)	—	—	475	—	17,382
Severance and related employee costs	393	—	5,926	—	15,576
Share-based compensation (c)	—	—	3,635	—	4,888
Professional fees	558	125	3,189	125	5,578
Other	325	12	2,762	12	3,625
Total system optimization initiative	$883	$4,799	$(43,150)	$4,799	$(38,249)
_______________

(a)
Includes remeasurement of land, buildings, leasehold improvements and favorable lease assets at company-owned restaurants that were sold to franchisees in connection with our system optimization initiative. See Note 5 for more information on non-recurring fair value measurements.

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

Gain on Sales of Restaurants, Net

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Number of restaurants sold to franchisees	—	8	174	8

Proceeds from sales of restaurants	$—	$2,800	$94,991	$2,800
Net assets sold (a)	—	(843)	(41,219)	(843)
Goodwill related to sales of restaurants	—	(681)	(12,643)	(681)
Net favorable lease assets (b)	—	—	20,921	—
Other	—	—	478	—
	—	1,276	62,528	1,276
Post-closing adjustments on sales of restaurants	470	—	(1,117)	—
Gain on sales of restaurants, net	$470	$1,276	$61,411	$1,276
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
During the first quarter of 2014, the Company recorded favorable lease assets of $43,332 and unfavorable lease liabilities of $22,411 as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of June 29, 2014, there were no restaurant assets held for sale under our system optimization initiative.

The table below presents a rollforward of our accrual for the system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 29, 2013	Charges	Payments	Balance June 29, 2014
Severance and employee related costs	$7,051	$5,926	$(8,812)	$4,165
Professional fees	137	3,189	(2,741)	585
Other	260	2,762	(1,865)	1,157
	$7,448	$11,877	$(13,418)	$5,907

Subsequent Event

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees by the end of the first quarter of 2015 as part of its ongoing system optimization initiative. As a result, the Company will recognize System Optimization Remeasurement and severance and related employee costs primarily during the second half of 2014. These costs, as well as gains or losses recognized on the sale of its Canadian restaurants under the system optimization initiative will be included in “Facilities action charges (income), net” in our condensed consolidated statement of operations. The Company cannot estimate the costs as well as any gains or losses resulting from future sales of its Canadian restaurants. The Company plans to retain its ownership in a Canadian restaurant real estate joint venture with Tim Hortons Inc. For additional information on the joint venture see Note 4.

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio, which was substantially completed during 2012. The Company incurred $1,154 and $3,324 of expense during the three and six months ended June 30, 2013, respectively, and $39,091 since inception. The Company did not incur any expenses during the six months ended June 29, 2014 and does not expect to incur additional costs related to the relocation.

(3) Acquisitions and Dispositions

Acquisitions

During the six months ended June 29, 2014, the Company acquired three franchised restaurants for total net cash consideration of $2,335. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties and franchise rights, based on their estimated fair values. The fair value of the assets acquired exceeded the total consideration and resulted in income of $616 which is included in “Other operating expense (income), net.”

During the six months ended June 30, 2013, Wendy’s acquired one franchised restaurant; such transaction was not material.

Dispositions

During the six months ended June 29, 2014, Wendy’s received cash proceeds of $21,213 from dispositions, which were not part of the system optimization initiative, consisting of (1) $6,569 from the sale of four company-owned restaurants to a franchisee, (2) $6,042 primarily from the sale of surplus properties and (3) $8,602 from the sale of company-owned aircraft. These sales resulted in a net gain of $13,021 which is included in “Other operating expense (income), net,” and included the effect of (1) favorable lease assets of $4,060 in connection with leasing and/or subleasing the restaurant properties to the franchisee and (2) a reduction to goodwill of $1,015 related to the sale of company-owned restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the six months ended June 30, 2013, Wendy’s received cash proceeds of $13,211 from dispositions, consisting of (1) $8,653 resulting from franchisees exercising options to purchase previously subleased properties and (2) $4,558 primarily from the sale of surplus properties. These sales resulted in a net gain of $3,163. See Note 2 for discussion of restaurant dispositions in connection with our system optimization initiative.

(4) Investments

Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense (income), net.”

Presented below is an unaudited summary of activity related to our investment in TimWen included in “Investments” in our unaudited condensed consolidated financial statements:

	Six Months Ended
	June 29, 2014	June 30, 2013
Balance at beginning of period	$79,810	$89,370

Equity in earnings for the period	6,197	6,700
Amortization of purchase price adjustments (a)	(1,325)	(1,540)
	4,872	5,160
Distributions received	(6,443)	(6,026)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	314	(4,820)
Balance at end of period	$78,553	$83,684
_______________

(a)	Based upon an average original aggregate life of 21 years.

Presented below is a summary of certain unaudited interim income statement information of TimWen:

	Six Months Ended
	June 29, 2014	June 30, 2013
Revenues	$17,876	$19,039
Income before income taxes and net income	12,394	13,400

Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. Through the first quarter of 2013, our 49% share of the Japan JV was accounted for as an equity method investment.

As a result of changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013 and reflected our additional $1,000 capital contribution, net of cash acquired of $188, in “Acquisitions” in our condensed consolidated statements of cash flows and we reported the Japan JV’s results of operations in the appropriate line items in our condensed consolidated statements of operations and the net loss attributable to the Higa Partners’ ownership percentage in “Net loss attributable to noncontrolling interests.” The consolidation of the Japan JV’s three restaurants did not have a material impact on our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Subsequently, the joint venture was terminated on December 27, 2013 and as a result, Wendy’s has no remaining funding requirements for, or exposure under guarantees to lenders to, the Japan JV.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 29, 2014 and December 29, 2013:

	June 29, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$174,717	$174,717	$405,874	$405,874	Level 1
Non-current cost method investments (a)	3,510	134,452	3,387	130,433	Level 3
Cash flow hedges (b)	—	—	1,212	1,212	Level 2

Financial liabilities
Cash flow hedges (b)	2,727	2,727	—	—	Level 2
Term A Loans, due in 2018 (c)	556,179	555,484	570,625	569,555	Level 2
Term B Loans, due in 2019 (c)	763,605	764,392	767,452	767,452	Level 2
7% debentures, due in 2025 (c)	85,258	107,250	84,666	98,250	Level 2
Capital lease obligations (d)	49,049	51,320	40,732	38,716	Level 3
Guarantees of franchisee loan obligations (e)	889	889	884	884	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s Restaurant Group, Inc. (“Arby’s”) is based on applying a multiple to Arby’s earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments were based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

Our derivative instruments as of June 29, 2014 and December 29, 2013 consist of seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015 and maturing on December 31, 2017. At inception, the forward starting swap agreements were designated as cash flow hedges and are evaluated for effectiveness quarterly.

As of June 29, 2014 and December 29, 2013, the fair value of the cash flow hedges resulted in a liability of $2,727 and an asset of $1,212, respectively, which was included in “Other liabilities” and “Deferred costs and other assets,” respectively and as an adjustment to “Accumulated other comprehensive loss.” Through June 29, 2014, no hedge ineffectiveness has occurred relating to these cash flow hedges.

Our derivative instruments for the six months ended June 30, 2013 included interest rate swaps on our 6.20% Senior Notes with notional amounts totaling $225,000 that were all designated as fair value hedges. Interest income on the interest rate swaps was $1,455 and $2,890 for the three and six months ended June 30, 2013, respectively. There was no ineffectiveness through their termination in October 2013, in connection with the redemption of the 6.20% Senior Notes.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk and our interest rate swaps are not cleared through a central clearinghouse; however we do monitor the credit standing of the counterparties. All of the Company’s financial instruments were in a liability position as of June 29, 2014 and therefore presented gross in the condensed consolidated balance sheet.

Non-Recurring Fair Value Measurements

The following tables present the fair values for those assets and liabilities measured at fair value on a non-recurring basis during the six months ended June 29, 2014 and the year ended December 29, 2013 and the resulting impact on the condensed consolidated statements of operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Total losses for the six months ended June 29, 2014 and the year ended December 29, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings and sell certain other restaurant assets to franchisees. Such losses totaling $2,274 and $20,506 have been presented as System Optimization Remeasurement and included in “Facilities action charges (income), net” in our condensed consolidated statement of operations for the six months ended June 29, 2014 and the year ended December 29, 2013, respectively. The fair value of long-lived assets presented in the table below represents the remaining carrying value of the long-lived assets discussed above and was based upon discounted cash flows of future anticipated lease and sublease income. See Note 2 for more information on our system optimization initiative and the related activity included in “Facilities action charges (income), net” including System Optimization Remeasurement.

Total losses for the six months ended June 29, 2014 also include $332 from remeasuring land and buildings to fair value in connection with closing company-owned restaurants and classifying such properties as held for sale. Total losses for the year ended December 29, 2013 also include the impact of remeasuring the following to fair value (1) long-lived assets at company-owned restaurants of $9,094, (2) certain surplus properties and properties held for sale of $1,458 and (3) company-owned aircraft of $5,327 as a result of the Company’s decision to sell the aircraft and classify them as held for sale. Such losses have been presented as “Impairment of long-lived assets” in our consolidated statements of operations. The fair values of long-lived assets and the aircraft presented in the table below represent the remaining carrying value and were estimated based on current market values. During the six months ended June 29, 2014, the aircraft were sold resulting in a net loss of $274.

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

		Fair Value Measurements			Six Months Ended June 29, 2014 Total Losses
	June 29, 2014	Level 1	Level 2	Level 3
Long-lived assets	$1,511	$—	$—	$1,511	$2,606
Total	$1,511	$—	$—	$1,511	$2,606

		Fair Value Measurements			2013 Total Losses
	December 29, 2013	Level 1	Level 2	Level 3
Long-lived assets	$14,788	$—	$—	$14,788	$31,058
Goodwill	—	—	—	—	9,397
Aircraft	8,500	—	—	8,500	5,327
Total	$23,288	$—	$—	$23,288	$45,782

(6) Income Taxes

The Company’s effective tax rate for the three months ended June 29, 2014 and June 30, 2013 was 43.8% and 29.6%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefit, including a provision of $3,144 in the second quarter of 2014 resulting from the enactment of a mandatory consolidated return filing requirement in New York, (2) the system optimization initiative described in Note 2, (3) foreign rate differential and (4) employment tax credits.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company’s effective tax rate for the six months ended June 29, 2014 and June 30, 2013 was 41.2% and 13.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefit, including a provision of $3,144 in the second quarter of 2014 resulting from the enactment of a mandatory consolidated return filing requirement in New York, (2) the system optimization initiative described in Note 2, (3) foreign rate differential (4) the reversal during the first quarter of 2013 of deferred tax liabilities on temporary differences related to investments in foreign subsidiaries which the Company considers permanently invested outside of the U.S. and (5) adjustments related to prior year tax matters including changes to uncertain tax positions.

In January 2014 the Company adopted the Financial Accounting Standards Board (the “FASB”) amendment requiring unrecognized tax benefits to be presented as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The adoption of this amendment in the first quarter of 2014 resulted in a reduction of $6,214 in the liability for unrecognized tax benefits and a corresponding increase to net non-current deferred income tax liabilities. Other than the item described above, there were no significant changes to unrecognized tax benefits or related interest and penalties for the Company during the six months ended June 29, 2014 and June 30, 2013.

The Company participates in the Internal Revenue Service Compliance Assurance Process. During the first quarter of 2014, we concluded, without adjustment, the examination of our December 30, 2012 tax return.

(7) Net Income Per Share

Basic net income per share for the three and six months ended June 29, 2014 and June 30, 2013 was computed by dividing net income amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Common stock:
Weighted average basic shares outstanding	366,712	393,174	374,132	392,836
Dilutive effect of stock options and restricted shares	5,460	4,710	6,630	3,953
Weighted average diluted shares outstanding	372,172	397,884	380,762	396,789

Diluted net income per share for the three and six months ended June 29, 2014 and June 30, 2013 was computed by dividing net income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. We excluded 4,758 and 5,306 for the three and six months ended June 29, 2014, respectively, and 13,145 and 15,488 for the three and six months ended June 30, 2013, respectively, of potential common shares from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	June 29, 2014	June 30, 2013
Balance, beginning of year	$1,929,486	$1,985,855
Comprehensive income (a)	74,205	2,193
Dividends	(36,648)	(31,440)
Repurchases of common stock	(277,275)	—
Share-based compensation	15,158	6,960
Exercises of stock options	23,412	5,026
Vesting of restricted shares	(1,397)	(41)
Tax benefit (charge) from share-based compensation	17,338	(2,092)
Consolidation of the Japan JV (b)	—	(2,735)
Other	87	76
Balance, end of the period	$1,744,366	$1,963,802
_______________

(a)
For the six months ended June 30, 2013, comprehensive income is inclusive of amounts attributable to noncontrolling interests consisting of $222 net losses and a $626 gain on foreign currency translation resulting from the Company’s consolidation of the Japan JV discussed further in Note 4.

(b)	For the six months ended June 30, 2013, all activity related to the consolidation of the Japan JV is attributable to the noncontrolling interest.

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

On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29,730 shares for an aggregate purchase price of $275,000. As a result, the repurchase program authorized in January 2014 was completed. The Company incurred costs of $2,275 in connection with the tender offer, which were recorded to treasury stock.

In August 2014, our Board of Directors authorized a new repurchase program for up to $100,000 of our common stock through the end of fiscal year 2015, when and if market conditions warrant and to the extent legally permissible.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss) attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive income (loss)	975	(2,418)	338	(1,105)
Balance at June 29, 2014	$(8,828)	$(1,674)	$(940)	$(11,442)

Balance at December 30, 2012	$7,197	$—	$(1,216)	$5,981
Current-period other comprehensive loss	(12,506)	—	(62)	(12,568)
Balance at June 30, 2013	$(5,309)	$—	$(1,278)	$(6,587)

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

Transactions with Purchasing Cooperative

Wendy’s received $92 and $95 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during the six months ended June 29, 2014 and June 30, 2013, respectively, which has been recorded as a reduction of “General and administrative.”

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and the six months ended June 30, 2013, our Chairman, who was also our former Chief Executive Officer and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $375 and $897 during the first quarter of 2014 and the six months ended June 30, 2013, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

TimWen Lease Expense and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $3,127 and $3,298 under such leases during the six months ended June 29, 2014 and June 30, 2013, respectively, which have been included in “Cost of sales.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $125 and $135 during the six months ended June 29, 2014 and June 30, 2013, respectively, which has been included as a reduction to “General and administrative.”

Sale of Company-Owned Restaurants to Arizona Restaurant Company, LLC

On March 24, 2014, the Company completed the sale of 40 Company-owned restaurants in the Phoenix, Arizona market to Arizona Restaurant Company, LLC (“ARC”) as part of the Company’s system optimization initiative. John N. Peters, who served as the Company’s Senior Vice President – North America Operations until his retirement on March 10, 2014, is a 10% owner and manager of ARC. Pursuant to an Asset Purchase Agreement dated November 20, 2013 and related transaction documents: (1) the Company sold to ARC substantially all of the assets (other than real property) used in the operation of the restaurants for an aggregate purchase price of approximately $21,000 (including inventory, cash banks and franchise and development fees), subject to adjustment as set forth in the agreement; (2) the Company and ARC entered into lease and sublease agreements with respect to the real property and buildings for the restaurants; and (3) ARC agreed to develop five new restaurants and complete Image Activation remodels at seven existing restaurants following the closing. During the second quarter of 2014, the Company recognized $1,368 of royalty revenue and rental income from ARC of which $384 is outstanding as of June 29, 2014 and included in “Accounts and notes receivable.” As of June 29, 2014 the Company had $127 accrued for amounts owed to Mr. Peters in connection with his employment with the Company.

Other Related Party Transactions

As part of its overall retention efforts, The Wendy’s Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with The Wendy’s Company in certain investments. During 2013, The Wendy’s Company and certain of its former management had one remaining co-investment, 280 BT Holdings LLC (“280 BT”), a limited liability company formed to invest in certain operating entities. In early 2014, 280 BT received a liquidating distribution following the dissolution of its last investment. Upon receipt of the liquidating distribution, 280 BT made a final, equivalent distribution to its members in accordance with the terms of its operating agreement. The ownership percentages in 280 BT for the purpose of the distribution for The Wendy’s Company, the former officers of The Wendy’s Company and other investors were 80.1%, 11.2% and 8.7%, respectively. The distribution during the first quarter of 2014 to The Wendy’s Company and the former officers of The Wendy’s Company was $22 and $5, respectively. 280 BT did not make any distributions to its members in 2013.

(10) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of June 29, 2014, the Company had accruals for all of its legal and environmental matters aggregating $3,436. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(11) Multiemployer Pension Plan

As further described in the Form 10-K, in December 2013, The New Bakery Company, LLC, a 100% owned subsidiary of Wendy’s, along with its subsidiary The New Bakery of Zanesville, LLC (the “Bakery”), terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”) and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. The Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”) filed

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

a charge with the National Labor Relations Board (the “NLRB”) related to the Bakery’s withdrawal from the Union Pension Fund. On July 22, 2014, the Bakery and the Union entered into a settlement agreement with the NLRB.  The terms of the settlement include an agreement by the Bakery and the Union to recommence negotiations. Any final withdrawal liability will be determined through discussions between the Bakery and the Union Pension Fund administrator at the conclusion of the negotiations with the Union.

(12) New Accounting Standards

In June 2014 the FASB issued an amendment to clarify that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and therefore should not be reflected in estimating the grant-date fair value of the award. The Company does not expect the amendment, which is effective commencing with our 2016 fiscal year, to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment is effective commencing with our 2017 fiscal year and requires enhanced disclosures. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”). There have been no material changes as of June 29, 2014 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries (formerly known as Wendy’s International, Inc.). Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 28 foreign countries and U.S. territories.

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

Executive Overview

Our Business

As of June 29, 2014, the Wendy’s restaurant system was comprised of 6,545 restaurants, of which 1,005 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs and weather.

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

Wendy’s revenues for the first six months of 2014 include: (1) $825.7 million of sales at company-owned restaurants, (2) $31.7 million of sales from our company-owned bakery, (3) $180.6 million of royalty revenue and rental income from franchisees and (4) $8.6 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ sales.

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

System Optimization Initiative

The Company completed the sale of 174 company-owned restaurants to franchisees during the first quarter of 2014. In total, the Company has sold 418 restaurants during 2013 and 2014, under its system optimization initiative. This initiative also included the consolidation of regional and divisional territories which was substantially completed as of the beginning of the 2014 fiscal year. During the second quarter of 2014, additional regional offices were closed resulting in further severance and related employee costs. Gains or losses recognized on sales of restaurants under the system optimization initiative, as well as costs incurred related to the system optimization initiative are recorded to “Facilities action charges (income), net” in our condensed consolidated statements of operations. During the first six months of 2014, the Company recorded a net gain on sales of restaurants of $61.4 million which was offset partially by (1) severance and related employee costs of $5.9 million (2) share-based compensation expense of $3.6 million and (3) professional fees of $3.2 million.

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees by the end of the first quarter of 2015 as part of its ongoing system optimization initiative. As a result, the Company will recognize losses on remeasuring long-lived assets to fair value upon determination that the assets are going to be leased and/or subleased to franchisees in connection with the sale of restaurants (“System Optimization Remeasurement”) and severance and related employee costs primarily during the second half of 2014. These costs, as well as gains or losses recognized on the sale of its Canadian restaurants under the system optimization initiative will be included in “Facilities action charges (income), net” in our condensed consolidated statement of operations. The Company cannot estimate the costs as well as any gains or losses resulting from future sales of its Canadian restaurants. The Company plans to retain its ownership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc.

Related Party Transactions

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and first six months of 2013, our Chairman, who was also our former Chief Executive Officer and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice

Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.4 million and $0.9 million during the first quarter of 2014 and first six months of 2013, respectively.

TimWen Lease Expense and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $3.1 million and $3.3 million under such leases during the first six months of 2014 and 2013, respectively, which have been included in “Cost of sales.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $0.1 million during both the first six months of 2014 and 2013, which have been included as a reduction to “General and administrative.”

Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three and six month periods presented herein contain 13 and 26 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the three months ended June 29, 2014 and June 30, 2013:

	Three Months Ended
	June 29, 2014	June 30, 2013	Change
Revenues:
Sales	$424.8	$571.2	$(146.4)
Franchise revenues	98.6	79.3	19.3
	523.4	650.5	(127.1)
Costs and expenses:
Cost of sales	347.8	473.3	(125.5)
General and administrative	67.0	74.8	(7.8)
Depreciation and amortization	39.4	38.7	0.7
Facilities action charges, net	0.9	6.4	(5.5)
Other operating expense, net	4.4	0.3	4.1
	459.5	593.5	(134.0)
Operating profit	63.9	57.0	6.9
Interest expense	(13.1)	(19.0)	5.9
Loss on early extinguishment of debt	—	(21.0)	21.0
Other income, net	0.8	0.1	0.7
Income before income taxes and noncontrolling interests	51.6	17.1	34.5
Provision for income taxes	(22.6)	(5.1)	(17.5)
Net income	29.0	12.0	17.0
Net loss attributable to noncontrolling interests	—	0.2	(0.2)
Net income attributable to The Wendy’s Company	$29.0	$12.2	$16.8

	Second Quarter 2014		Second Quarter 2013
Sales:
Wendy’s	$407.7		$554.8
Bakery	17.1		16.4
Total sales	$424.8		$571.2

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$132.8	32.6%	$181.9	32.8%
Restaurant labor	115.0	28.2%	161.6	29.1%
Occupancy, advertising and other operating costs	87.3	21.4%	118.9	21.4%
Total cost of sales	335.1	82.2%	462.4	83.3%
Bakery	12.7		10.9
Total cost of sales	$347.8		$473.3

	Second Quarter 2014	Second Quarter 2013
Margin $:
Wendy’s	$72.6	$92.4
Bakery	4.4	5.5
Total margin	$77.0	$97.9

Wendy’s restaurant margin %	17.8%	16.7%

	Second Quarter 2014	Second Quarter 2013
Wendy’s restaurant statistics:
North America same-restaurant sales:
Company-owned	3.9%	0.4%
Franchised	3.1%	0.3%
Systemwide	3.2%	0.4%

Total same-restaurant sales:
Company-owned	3.9%	0.4%
Franchised (a)	3.2%	0.3%
Systemwide (a)	3.3%	0.3%
________________

(a) Includes international franchised same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at March 30, 2014	1,001	5,546	6,547
Opened	4	15	19
Closed	(3)	(18)	(21)
Net purchased from (sold by) franchisees	3	(3)	—
Restaurant count at June 29, 2014	1,005	5,540	6,545

Sales	Change
Wendy’s	$(147.1)
Bakery	0.7
$(146.4)

The decrease in sales during the second quarter of 2014 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the second quarter of 2013 and thereafter, which resulted in a reduction in sales of $152.5 million. Company-owned same-restaurant sales during the second quarter of 2014 increased due to an increase in our average per customer check amount. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the second quarter of 2014 were negatively impacted by $4.0 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$19.3

The increase in franchise revenues during the second quarter of 2014 was primarily due to a net increase in the number of franchise restaurants in operation during the second quarter of 2014 compared to 2013. In addition, rental income increased primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. Franchise revenues were also positively impacted by a 3.2% increase in franchise same-restaurant sales, which we believe was primarily impacted by the same factors described above for company-owned restaurants except the sales benefit from new and remodeled Image Activation restaurants is to a lesser extent due to fewer franchise Image Activation restaurants in operation.

Wendy’s Cost of Sales	Change
Food and paper	(0.2)%
Restaurant labor	(0.9)%
Occupancy, advertising and other operating costs	—%
(1.1)%

The decrease in cost of sales, as a percent of sales, during the second quarter of 2014 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by increased commodity costs, primarily from higher beef prices.

General and Administrative	Change
Employee compensation and related expenses	$(5.7)
Severance expense	(2.6)
Other, net	0.5
$(7.8)

The decrease in general and administrative expenses during the second quarter of 2014 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of the consolidation of regional and divisional territories as part of our system optimization initiative and (2) severance expense primarily as a result of a separation agreement with an executive in the second quarter of 2013.

Depreciation and Amortization	Change
Restaurants	$0.2
Other	0.5
$0.7

The increase in restaurant depreciation and amortization in the second quarter of 2014 was primarily due to increases in (1) restaurant depreciation and amortization on new and reimaged Image Activation restaurants and (2) accelerated depreciation on existing assets that will be replaced in 2014 as part of our Image Activation program compared to accelerated depreciation during the second quarter of 2013 on assets that were replaced during 2013. These increases were substantially offset by a decrease in depreciation of assets sold under our system optimization initiative.

Facilities Action Charges, Net	Second Quarter
	2014	2013
System optimization initiative	$0.9	$4.8
Facilities relocation and other transition costs	—	1.2
Breakfast discontinuation	—	0.4
Arby’s transaction related costs	—	—
	$0.9	$6.4

During the second quarter of 2014 and 2013, the Company recorded net expense totaling $0.9 million and $4.8 million, respectively, related to our system optimization initiative. Costs incurred during the second quarter of 2013, were primarily comprised of System Optimization Remeasurement of $5.9 million partially offset by a $1.3 million gain on the sale of restaurants.

Other Operating Expense, Net	Change
Lease expense	$5.8
Gain on dispositions, net	(1.0)
Other	(0.7)
$4.1

The increase in other operating expense, net during the second quarter of 2014 was primarily due to an increase in lease expense resulting from the subleasing of properties to franchisees. Lease expense on such properties, which were part of our system optimization initiative, had been previously recorded in cost of sales. This increase was partially offset by a net gain on dispositions, primarily from the sale of surplus properties.

Interest Expense	Change
6.20% Senior Notes	$(3.2)
Term loans	(2.2)
Other, net	(0.5)
$(5.9)

The decrease in interest expense in the second quarter of 2014 was primarily due to (1) the redemption of the 6.20% Senior Notes in October 2013 and (2) lower effective interest rates on the current term loans compared to the prior term loan. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Restated Credit Agreement in May 2013.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt as a result of refinancing its existing Credit Agreement on May 16, 2013 as follows:

Second Quarter 2013
Deferred costs associated with the Credit Agreement	$11.4
Unaccreted discount on Term B Loans	9.6
Loss on early extinguishment of debt	$21.0

Provision for Income Taxes	Change
Federal and state expense on variance in income before income taxes and noncontrolling interests	$13.5
The effect of changes to the state deferred tax rate net of federal benefit	3.1
System optimization initiative	0.9
$17.5

Our income taxes in 2014 and 2013 were impacted by (1) variations in income before income taxes and noncontrolling interests, adjusted for recurring items, (2) the effects of changes to the state deferred tax rate net of federal benefit, including a $3.1 million provision in the second quarter of 2014 resulting from the enactment of a mandatory consolidated return filing requirement in New York and (3) our system optimization initiative.

Net Loss Attributable to Noncontrolling Interests

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. We have reflected a net loss attributable to noncontrolling interests of $0.2 million as a result of the consolidation of the Japan JV in the second quarter of 2013. Prior to the consolidation, the Japan JV was accounted for as an equity method investment and we reported our 49% share of the net loss of the Japan JV in “Other operating expense, net.” On December 27, 2013, the joint venture was terminated and as a result, Wendy’s deconsolidated the Japan JV.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the six months ended June 29, 2014 and June 30, 2013:

	Six Months Ended
	June 29, 2014	June 30, 2013	Change
Revenues:
Sales	$857.4	$1,101.9	$(244.5)
Franchise revenues	189.2	152.3	36.9
	1,046.6	1,254.2	(207.6)
Costs and expenses:
Cost of sales	722.0	934.1	(212.1)
General and administrative	137.3	140.1	(2.8)
Depreciation and amortization	81.5	90.5	(9.0)
Facilities action (income) charges, net	(43.2)	9.4	(52.6)
Impairment of long-lived assets	0.3	—	0.3
Other operating (income) expense, net	(4.2)	0.6	(4.8)
	893.7	1,174.7	(281.0)
Operating profit	152.9	79.5	73.4
Interest expense	(26.1)	(39.9)	13.8
Loss on early extinguishment of debt	—	(21.0)	21.0
Other income (expense), net	1.3	(2.3)	3.6
Income before income taxes and noncontrolling interests	128.1	16.3	111.8
Provision for income taxes	(52.8)	(2.1)	(50.7)
Net income	75.3	14.2	61.1
Net loss attributable to noncontrolling interests	—	0.2	(0.2)
Net income attributable to The Wendy’s Company	$75.3	$14.4	$60.9

	Six Months 2014		Six Months 2013
Sales:
Wendy’s	$825.7		$1,070.5
Bakery	31.7		31.4
Total sales	$857.4		$1,101.9

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$266.9	32.3%	$351.8	32.9%
Restaurant labor	243.4	29.5%	320.3	29.9%
Occupancy, advertising and other operating costs	188.2	22.8%	240.0	22.4%
Total cost of sales	698.5	84.6%	912.1	85.2%
Bakery	23.5		22.0
Total cost of sales	$722.0		$934.1

	Six Months 2014	Six Months 2013
Margin $:
Wendy’s	$127.2	$158.4
Bakery	8.2	9.4
Total margin	$135.4	$167.8

Wendy’s restaurant margin %	15.4%	14.8%

	Six Months 2014	Six Months 2013
Wendy’s restaurant statistics:
North America same-restaurant sales:
Company-owned	2.5%	0.7%
Franchised	1.9%	0.5%
Systemwide	2.0%	0.5%

Total same-restaurant sales:
Company-owned	2.5%	0.7%
Franchised (a)	2.0%	0.5%
Systemwide (a)	2.1%	0.6%
________________

(a) Includes international franchised same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2013	1,183	5,374	6,557
Opened	7	34	41
Closed	(10)	(43)	(53)
Net (sold to) purchased by franchisees	(175)	175	—
Restaurant count at June 29, 2014	1,005	5,540	6,545

Sales	Change
Wendy’s	$(244.8)
Bakery	0.3
$(244.5)

The decrease in sales during the first six months of 2014 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the first six months of 2013 and thereafter, which resulted in a reduction in sales of $248.8 million. Company-owned same-restaurant sales during the first six months of 2014 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count due to adverse weather conditions in the first quarter of 2014. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the first six months of 2014 were negatively impacted by $8.7 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$36.9

The increase in franchise revenues during the first six months of 2014 was primarily due to a net increase in the number of franchise restaurants in operation and increases in rental income and initial franchise fees, resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. Franchise revenues were also positively impacted by a 2.0% increase in franchise same-restaurant sales, which we believe was primarily impacted by the same factors described above for company-owned restaurants except the sales benefit from new and remodeled Image Activation restaurants is to a lesser extent due to fewer franchise Image Activation restaurants in operation.

Wendy’s Cost of Sales	Change
Food and paper	(0.6)%
Restaurant labor	(0.4)%
Occupancy, advertising and other operating costs	0.4%
(0.6)%

The decrease in cost of sales, as a percent of sales, during the first six months of 2014 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by increased commodity costs, primarily from higher beef prices and the impact of decreased customer traffic on certain fixed operating costs primarily during the first quarter of 2014.

General and Administrative	Change
Employee compensation and related expenses	$(7.8)
Severance expense	(3.6)
Share-based compensation	5.0
Professional services	3.8
Other, net	(0.2)
$(2.8)

The decrease in general and administrative expenses during the first six months of 2014 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of the consolidation of regional and divisional territories as part of our system optimization initiative and (2) severance expense primarily as a result of a separation agreement with an executive in the second quarter of 2013. These decreases were partially offset by increases in (1) share-based compensation as a result of the nature and timing of the recognition of the costs for the share-based compensation component of the Company’s compensation plans and (2) professional services principally for a strategic consulting project related to our international operations.

Depreciation and Amortization	Change
Restaurants	$(7.5)
Other	(1.5)
$(9.0)

The decrease in restaurant depreciation and amortization in the first six months of 2014 was primarily due to decreases in (1) depreciation of assets sold under our system optimization initiative and (2) accelerated depreciation on existing assets that will be replaced in 2014 as part of our Image Activation program compared to accelerated depreciation during the first six months of 2013 on assets that were replaced during 2013. These decreases were partially offset by an increase in restaurant depreciation and amortization during the first six months of 2014 on new and reimaged Image Activation restaurants.

Facilities Action (Income) Charges, Net	Six Months
	2014	2013
System optimization initiative	$(43.2)	$4.8
Facilities relocation and other transition costs	—	3.3
Breakfast discontinuation	—	1.0
Arby’s transaction related costs	—	0.3
	$(43.2)	$9.4

The Company completed the sale of 174 company-owned restaurants to franchisees during the first quarter of 2014. During the first six months of 2014, the Company recorded a net gain on sales of restaurants of $61.4 million which was offset partially by (1) severance and related employee costs of $5.9 million (2) share-based compensation expense of $3.6 million and (3) professional fees of $3.2 million. During the first six months of 2013, the Company recorded net expense totaling $4.8 million related to its system optimization initiative which is primarily comprised of System Optimization Remeasurement of $5.9 million partially offset by a $1.3 million gain on the sale of restaurants.

Other Operating (Income) Expense, Net	Change
Gain on dispositions, net	$(13.0)
Lease expense	9.1
Other	(0.9)
$(4.8)

The increase in other operating (income) expense, net during the first six months of 2014 was primarily due to a net gain on dispositions of $13.0 million, which were not part of the system optimization initiative, and include the sale of (1) company-owned restaurants to a franchisee, (2) surplus properties and (3) company-owned aircraft. This increase was partially offset by an increase in lease expense resulting from the subleasing of properties to franchisees. Lease expense on such properties, which were part of our system optimization initiative, had been previously recorded in cost of sales.

Interest Expense	Change
6.20% Senior Notes	$(6.5)
Term loans	(6.5)
Other, net	(0.8)
$(13.8)

The decrease in interest expense in the first six months of 2014 was primarily due to (1) the redemption of the 6.20% Senior Notes in October 2013 and (2) lower effective interest rates on the current term loans compared to the prior term loan. This decrease in interest expense was partially offset by the net effect of higher weighted average principal amounts outstanding. The decrease in our effective interest rates on our current term loans compared to the prior term loan is a result of the execution of the Restated Credit Agreement in May 2013.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt as a result of refinancing its existing Credit Agreement on May 16, 2013 as follows:

Six Months 2013
Deferred costs associated with the Credit Agreement	$11.4
Unaccreted discount on Term B Loans	9.6
Loss on early extinguishment of debt	$21.0

Provision for Income Taxes	Change
Federal and state expense on variance in income before income taxes and noncontrolling interests	$41.3
The effect of changes to the state deferred tax rate net of federal benefit	3.7
System optimization initiative	2.5
Reversal of deferred taxes on investment in foreign subsidiaries now considered permanently invested outside of the U.S.	1.9
Prior year tax matters, including changes to unrecognized tax benefits	1.1
Other	0.2
$50.7

Our income taxes in 2014 and 2013 were impacted by (1) variations in income before income taxes and noncontrolling interests, adjusted for recurring items, (2) the effects of changes to the state deferred tax rate net of federal benefit, including a $3.1 million provision in the second quarter of 2014 resulting from the enactment of a mandatory consolidated return filing requirement in New York, (3) our system optimization initiative, (4) the reversal during the first quarter of 2013 of deferred taxes on investments in foreign subsidiaries considered permanently invested outside of the U.S. and (5) adjustments related to prior year tax matters including changes to uncertain tax positions.

Net Loss Attributable to Noncontrolling Interests

We have reflected a net loss attributable to noncontrolling interests of $0.2 million for the first six months of 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. Prior to the consolidation, the Japan JV was accounted for as an equity method investment and we reported our 49% share of the net loss of the Japan JV in “Other operating (income) expense, net.” On December 27, 2013, the joint venture was terminated and as a result, Wendy’s deconsolidated the Japan JV.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities decreased $62.4 million in the first six months of 2014 as compared to the first six months of 2013, primarily due to changes in our net income and non-cash items as well as the following:

•
a $20.7 million unfavorable impact in accrued expenses and other current liabilities for the comparable periods. This unfavorable impact was primarily due to increases in (1) incentive compensation payments in the first quarter of 2014 for the 2013 fiscal year due to stronger operating performance, (2) income tax payments, net of refunds and (3) franchise incentive payments under our Image Activation franchise incentive programs. These unfavorable changes were partially offset by a decrease in interest payments primarily resulting from lower effective interest rates on our term loans due to the effect of the Restated Credit Agreement in May 2013.

Cash provided by investing activities increased $68.3 million in the first six months of 2014 as compared to the first six months of 2013, primarily due to the following:

•	an increase of $100.2 million in proceeds from dispositions primarily related to our system optimization initiative; partially offset by

•	an increase of $32.8 million in capital expenditures primarily for our Image Activation program.

Cash used in financing activities increased $253.0 million in the first six months of 2014 as compared to the first six months of 2013, primarily due to the following:

•	repurchases of common stock during 2014 of $277.3 million;

•	an increase in dividend payments of $5.2 million;

•	a net increase in cash used for long-term debt activities of $6.3 million; which were partially offset by

•	an increase in proceeds from the exercise of stock options of $18.3 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $208.8 million.

Sources and Uses of Cash for the Remainder of 2014

Our anticipated sources of cash and cash requirements for the remainder of 2014, exclusive of operating cash flow requirements, consist principally of:

•	Capital expenditures of approximately $170.5 million, which would result in total cash capital expenditures for the year of approximately $285.0 million;

•	Quarterly cash dividends aggregating up to approximately $36.7 million as discussed below in “Dividends;”

•	Stock repurchases of up to $100.0 million;

•	Restaurant dispositions under our system optimization initiative; and

•	Potential restaurant acquisitions.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 17, 2014 and June 16, 2014, The Wendy’s Company paid quarterly cash dividends of $0.05 per share on its common stock, aggregating $36.6 million. On July 31, 2014, The Wendy’s Company declared a dividend of $0.05 per share to be paid on

September 16, 2014 to shareholders of record as of September 2, 2014. If The Wendy’s Company pays regular quarterly cash dividends for the fourth quarter of 2014 at the same rate as declared in our 2014 third quarter, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2014 would be approximately $36.7 million based on the number of shares of its common stock outstanding at August 1, 2014. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

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

On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 was completed. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

In August 2014, our Board of Directors authorized a new repurchase program for up to $100.0 million of our common stock through the end of fiscal year 2015, when and if market conditions warrant and to the extent legally permissible.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 29, 2014, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 29, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 29, 2014. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2014, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
the difficulty in predicting the ultimate costs associated with the sale of Company-owned restaurants to franchisees, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants and the future impact to the Company’s earnings, restaurant operating margins, cash flow and depreciation; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2014:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 31, 2014 through May 4, 2014	19,064	$8.99	—	$—
May 5, 2014 through June 1, 2014	2,037	$8.32	—	$—
June 2, 2014 through June 29, 2014	29,978	$8.22	—	$—
Total	51,079	$8.51	—	$—

(1)
All shares were reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

In August 2014, our Board of Directors authorized a new repurchase program for up to $100.0 million of our common stock through the end of fiscal year 2015, when and if market conditions warrant and to the extent legally permissible.

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

10.1	Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014.* **
10.2
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 3, 2014 (SEC file no. 001-02207).**

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

THE WENDY’S COMPANY (Registrant)
Date: August 7, 2014	By: /s/ Todd A. Penegor
Todd A. Penegor
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 7, 2014	By: /s/ Steven B. Graham
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

10.1	Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014.* **
10.2
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 3, 2014 (SEC file no. 001-02207).**

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