Form 10-Q
period 2014-09-28
Wendy's Co
filed 2014-11-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

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
Yes [ ] No [x]

There were 365,267,004 shares of The Wendy’s Company common stock outstanding as of October 31, 2014.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 28, 2014	December 29, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$342,446	$580,152
Accounts and notes receivable	69,084	62,885
Inventories	8,305	10,226
Prepaid expenses and other current assets	81,887	81,759
Deferred income tax benefit	100,497	120,206
Advertising funds restricted assets	68,014	67,183
Total current assets	670,233	922,411
Properties	1,234,992	1,165,487
Goodwill	815,990	842,544
Other intangible assets	1,338,483	1,305,780
Investments	77,768	83,197
Deferred costs and other assets	41,989	43,621
Total assets	$4,179,455	$4,363,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,485	$38,543
Accounts payable	96,812	83,700
Accrued expenses and other current liabilities	136,833	160,100
Advertising funds restricted liabilities	68,014	67,183
Total current liabilities	339,144	349,526
Long-term debt	1,409,066	1,425,285
Deferred income taxes	509,494	482,499
Other liabilities	193,036	176,244
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,827,965	2,794,445
Accumulated deficit	(449,103)	(492,215)
Common stock held in treasury, at cost; 104,483 and 77,637 shares	(676,419)	(409,449)
Accumulated other comprehensive loss	(20,770)	(10,337)
Total stockholders’ equity	1,728,715	1,929,486
Total liabilities and stockholders’ equity	$4,179,455	$4,363,040

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Unaudited)
Revenues:
Sales	$409,059	$558,029	$1,266,493	$1,659,900
Franchise revenues	103,430	82,750	292,619	235,105
	512,489	640,779	1,559,112	1,895,005
Costs and expenses:
Cost of sales	343,807	469,177	1,065,777	1,403,303
General and administrative	65,774	76,518	203,122	216,623
Depreciation and amortization	36,274	44,325	117,790	134,841
Facilities action charges (income), net	7,520	22,275	(35,630)	31,690
Impairment of long-lived assets	3,408	5,327	3,740	5,327
Other operating expense (income), net	8,783	(3,653)	4,522	(3,043)
	465,566	613,969	1,359,321	1,788,741
Operating profit	46,923	26,810	199,791	106,264
Interest expense	(13,204)	(15,620)	(39,328)	(55,548)
Loss on early extinguishment of debt	—	—	—	(21,019)
Other income, net	373	2,273	1,753	50
Income before income taxes and noncontrolling interests	34,092	13,463	162,216	29,747
Provision for income taxes	(11,262)	(15,625)	(64,076)	(17,774)
Net income (loss)	22,830	(2,162)	98,140	11,973
Net loss attributable to noncontrolling interests	—	223	—	445
Net income (loss) attributable to The Wendy’s Company	$22,830	$(1,939)	$98,140	$12,418

Basic and diluted net income (loss) per share attributable to The Wendy’s Company	$.06	$—	$.26	$.03

Dividends per share	$.05	$.05	$.15	$.13

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Unaudited)

Net income (loss)	$22,830	$(2,162)	$98,140	$11,973
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(10,213)	4,851	(9,238)	(7,029)
Change in unrecognized pension loss, net of income tax (provision) benefit of $(213) and $37, respectively	—	—	338	(62)
Change in unrealized loss on cash flow hedges, net of income tax (provision) benefit of $(549) and $972, respectively	885	—	(1,533)	—
Other comprehensive (loss) income, net	(9,328)	4,851	(10,433)	(7,091)
Comprehensive income	13,502	2,689	87,707	4,882
Comprehensive loss (income) attributable to noncontrolling interests	—	301	—	(103)
Comprehensive income attributable to The Wendy’s Company	$13,502	$2,990	$87,707	$4,779

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(Unaudited)
Cash flows from operating activities:
Net income	$98,140	$11,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,265	138,924
Share-based compensation	25,208	11,564
Impairment (see below)	11,224	23,686
Deferred income tax	59,597	19,292
Excess tax benefits from share-based compensation	(11,979)	—
Non-cash rent expense	6,239	6,506
Net receipt of deferred vendor incentives	9,160	14,731
Gain on dispositions, net (see below)	(74,092)	(7,712)
(Gain) loss on sale of investments, net	(690)	799
Distributions received from TimWen joint venture	10,028	10,148
Equity in earnings in joint ventures, net	(7,659)	(6,980)
Non-cash financing activities, net (see below)	2,708	28,193
Other, net	(5,553)	(795)
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,074)	(1,643)
Inventories	925	2,237
Prepaid expenses and other current assets	(8,889)	(5,962)
Accounts payable	(3,347)	(2,715)
Accrued expenses and other current liabilities	(40,615)	10,445
Net cash provided by operating activities	182,596	252,691
Cash flows from investing activities:
Capital expenditures	(197,886)	(130,802)
Acquisitions	(5,949)	(1,812)
Dispositions	119,892	44,055
Change in restricted cash	1,750	(22,593)
Proceeds from sales of investments	1,789	2,680
Other, net	434	2,757
Net cash used in investing activities	(79,970)	(105,715)
Cash flows from financing activities:
Proceeds from long-term debt	—	350,000
Repayments of long-term debt	(28,983)	(358,364)
Deferred financing costs	—	(5,827)
Repurchases of common stock	(291,240)	(41,469)
Dividends	(55,012)	(51,065)
Proceeds from stock option exercises	25,254	20,950
Excess tax benefits from share-based compensation	11,979	—
Other, net	—	438
Net cash used in financing activities	(338,002)	(85,337)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(235,376)	61,639
Effect of exchange rate changes on cash	(2,330)	(1,569)
Net (decrease) increase in cash and cash equivalents	(237,706)	60,070
Cash and cash equivalents at beginning of period	580,152	453,361
Cash and cash equivalents at end of period	$342,446	$513,431

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(Unaudited)
Detail of cash flows from operating activities:
Impairment:
System Optimization Remeasurement	$7,484	$18,359
Impairment of long-lived assets	3,740	5,327
	$11,224	$23,686

Gain on dispositions, net:
Gain on sales of restaurants, net	$(60,490)	$(2,941)
Gain on disposal of assets, net	(13,602)	(4,771)
	$(74,092)	$(7,712)

Non-cash financing activities, net:
Accretion of long-term debt	$890	$5,281
Amortization of deferred financing costs	1,818	1,893
Loss on early extinguishment of debt	—	21,019
	$2,708	$28,193

Supplemental cash flow information:
Cash paid for:
Interest	$37,507	$46,931
Income taxes, net of refunds	$11,231	$1,484

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$58,629	$45,566
Capitalized lease obligations	$11,223	$5,891

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of September 28, 2014 and the results of our operations for the three and nine months ended September 28, 2014 and September 29, 2013 and cash flows for the nine months ended September 28, 2014 and September 29, 2013. The results of operations for the three and nine months ended September 28, 2014 are not necessarily indicative of the results to be expected for the full 2014 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”).

The principal subsidiary of the Company is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries (formerly known as Wendy’s International, Inc.). The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the United States of America (“U.S.”) and Canada) comprises virtually all of our current operations and represents a single reportable segment. See Note 2 for information on our Canadian operations. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

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

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $1,180 and $16,199 of accelerated depreciation and amortization during the three and nine months ended September 28, 2014, respectively, and $5,755 and $24,509 during the three and nine months ended September 29, 2013, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

Our condensed consolidated statements of operations for the three and nine months ended September 28, 2014 include a correction to increase rental income by $3,436 and lease expense by $3,436 to properly reflect Wendy’s subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada during the six months ended June 29, 2014. We recorded $1,949 and $1,949 of rental income and lease expense, respectively, for such subleasing activity during the three months ended September 28, 2014. The Company’s previously reported rental income and lease expense for the nine months ended September 29, 2013 were both understated by $5,667. The effect of the offsetting understatements on the condensed consolidated statement of operations for the nine months ended September 29, 2013 was not material. The correction did not result in any changes to the reported consolidated balance sheets, statements of cash flows and operating profit, net income or basic and diluted net income per share attributable to The Wendy’s Company included in our condensed consolidated statements of operations.

(2) Facilities Action Charges (Income), Net

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
System optimization initiative	$7,520	$21,557	$(35,630)	$26,356
Facilities relocation and other transition costs	—	632	—	3,956
Breakfast discontinuation	—	86	—	1,115
Arby’s transaction related costs	—	—	—	263
	$7,520	$22,275	$(35,630)	$31,690

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

System Optimization Initiative

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees by the end of the first quarter of 2015 as part of its ongoing system optimization initiative. During the third quarter of 2014, the Company completed the sale of two Canadian restaurants and classified its remaining Canadian restaurants’ assets as held for sale.
During the first quarter of 2014, the Company completed the sale of 174 company-owned restaurants in the U.S. to franchisees, bringing the aggregate total to 418 during 2013 and 2014 under its system optimization initiative announced in July 2013. This initiative also included the consolidation of regional and divisional territories which was substantially completed by the end of the second quarter of 2014.
As a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants (“System Optimization Remeasurement”). In addition, the Company has recognized costs related to the system optimization initiative which are illustrated in the table below. These costs have been substantially offset by net gains recognized on sales of restaurants, all of which are recorded to “Facilities action charges (income), net” in our condensed consolidated statements of operations.
The Company anticipates recognizing additional system optimization related costs through the first quarter of 2015 of between $2,000 and $4,000 which include severance and related employee costs and professional fees. The Company is unable to estimate any gains or losses resulting from future sales of its Canadian restaurants. The Company plans to retain its ownership in a Canadian restaurant real estate joint venture with Tim Hortons Inc. For additional information on the joint venture see Note 4.

The following is a summary of the activity recorded under our system optimization initiative:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Loss (gain) on sales of restaurants, net	$921	$(1,665)	$(60,490)	$(2,941)	$(107,157)
System Optimization Remeasurement (a)	5,210	12,421	7,484	18,359	27,990
Accelerated amortization (b)	—	3,130	475	3,130	17,382
Severance and related employee costs	715	6,131	6,641	6,131	16,291
Professional fees	38	704	3,227	829	5,616
Share-based compensation (c)	125	755	3,760	755	5,013
Other	511	81	3,273	93	4,136
Total system optimization initiative	$7,520	$21,557	$(35,630)	$26,356	$(30,729)
_______________

(a)
Includes remeasurement of land, buildings, leasehold improvements and favorable lease assets at company-owned restaurants included in our system optimization initiative. See Note 5 for more information on non-recurring fair value measurements.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(Loss) Gain on Sales of Restaurants, Net

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Number of restaurants sold to franchisees	2	53	176	61

Proceeds from sales of restaurants	$62	$22,871	$95,053	$25,671
Net assets sold (a)	(132)	(13,646)	(41,351)	(14,489)
Goodwill related to sales of restaurants	(10)	(5,621)	(12,653)	(6,302)
Net (unfavorable) favorable lease (liabilities)/assets (b)	(420)	(1,884)	20,501	(1,884)
Other	—	(22)	478	(22)
	(500)	1,698	62,028	2,974
Post-closing adjustments on sales of restaurants	(421)	(33)	(1,538)	(33)
(Loss) gain on sales of restaurants, net	$(921)	$1,665	$60,490	$2,941
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
During the three and nine months ended September 28, 2014, the Company recorded favorable lease assets of $164 and $43,496, respectively, and unfavorable lease liabilities of $584 and $22,995, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants. During the three and nine months ended September 29, 2013, the Company recorded favorable lease assets of $8,789 and unfavorable lease liabilities of $10,673.

The table below presents a rollforward of our accrual for the system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 29, 2013	Charges	Payments	Balance September 28, 2014
Severance and related employee costs	$7,051	$6,641	$(10,898)	$2,794
Professional fees	137	3,227	(3,226)	138
Other	260	3,273	(2,382)	1,151
	$7,448	$13,141	$(16,506)	$4,083

Assets Held for Sale

	September 28, 2014	December 29, 2013
Number of restaurants classified as held for sale	134	181

Net assets held for sale	$28,317	$29,630

In August 2014, the Company determined that all of its company-owned restaurants in Canada, which are part of the system optimization initiative, met the criteria to be classified as held for sale. Net assets held for sale consist primarily of cash, inventory, equipment and an estimate of allocable goodwill and are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio, which was substantially completed during 2012. The Company incurred $632 and $3,956 of expense during the three and nine months ended September 29, 2013, respectively, and $39,091 since inception. The Company did not incur any expenses during the nine months ended September 28, 2014 and does not expect to incur additional costs related to the relocation.

(3) Acquisitions and Dispositions

Acquisitions

During the nine months ended September 28, 2014, Wendy’s acquired six franchised restaurants for total net cash consideration of $5,949. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties and franchise rights, based on their estimated fair values. Three of the franchised restaurants were acquired during the second quarter of 2014 and the fair value of the assets acquired exceeded the total consideration, resulting in income of $349 after post-closing adjustments which is included in “Other operating expense (income), net” for the nine months ended September 28, 2014. The remaining franchised restaurants acquired in the third quarter of 2014, resulted in an excess of consideration over the estimated fair value of assets acquired of $720 which was recognized as goodwill.

During the nine months ended September 29, 2013, Wendy’s acquired one franchised restaurant; such transaction was not material.

Dispositions

During the nine months ended September 28, 2014, Wendy’s received cash proceeds of $24,839 from dispositions, which were not part of the system optimization initiative, consisting of (1) $9,196 from the sale of 14 company-owned restaurants to franchisees, (2) $7,027 primarily from the sale of surplus properties and (3) $8,616 from the sale of company-owned aircraft. These sales resulted in a net gain of $13,602 which is included in “Other operating expense (income), net,” and a reduction to goodwill of $1,483 related to the sale of company-owned restaurants.

During the nine months ended September 29, 2013, Wendy’s received cash proceeds of $18,384 from dispositions, consisting of (1) $9,731 primarily from the sale of surplus properties and (2) $8,653 resulting from franchisees exercising options to purchase previously leased properties. These sales resulted in a net gain of $4,771, which was included in “Other operating expense (income), net.” See Note 2 for discussion of restaurant dispositions in connection with our system optimization initiative.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our investment in TimWen included in “Investments” in our unaudited condensed consolidated financial statements:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Balance at beginning of period	$79,810	$89,370

Equity in earnings for the period	9,651	10,357
Amortization of purchase price adjustments (a)	(1,992)	(2,288)
	7,659	8,069
Distributions received	(10,028)	(10,148)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	(3,187)	(3,052)
Balance at end of period	$74,254	$84,239
_______________

(a)	Based upon an average original aggregate life of 21 years.

Presented below is a summary of certain unaudited interim income statement information of TimWen:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Revenues	$27,622	$29,113
Income before income taxes and net income	19,302	20,714

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

As a result of changes in the ownership rights and obligations of the partners in April 2013, Wendy’s consolidated the Japan JV beginning in the second quarter of 2013 and reported the Japan JV’s results of operations in the appropriate line items in our condensed consolidated statements of operations and the net loss attributable to the Higa Partners’ ownership percentage in “Net loss attributable to noncontrolling interests.” The consolidation of the Japan JV’s three restaurants did not have a material impact on our condensed consolidated financial statements. In August 2013, additional contributions of $1,000 and $219 were made by Wendy’s and the Higa Partners, respectively. We have reflected our capital contributions of $2,000, net of cash acquired of $188, in “Acquisitions” in our condensed consolidated statements of cash flows for the nine months ended September 29, 2013.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 28, 2014 and December 29, 2013:

	September 28, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$145,777	$145,777	$405,874	$405,874	Level 1
Non-current cost method investments (a)	3,514	142,563	3,387	130,433	Level 3
Cash flow hedges (b)	—	—	1,212	1,212	Level 2

Financial liabilities
Cash flow hedges (b)	1,293	1,293	—	—	Level 2
Term A Loans, due in 2018 (c)	548,955	547,926	570,625	569,555	Level 2
Term B Loans, due in 2019 (c)	761,682	756,921	767,452	767,452	Level 2
7% debentures, due in 2025 (c)	85,555	106,000	84,666	98,250	Level 2
Capital lease obligations (d)	50,359	52,789	40,732	38,716	Level 3
Guarantees of franchisee loan obligations (e)	1,000	1,000	884	884	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s Restaurant Group, Inc. (“Arby’s”) is based on applying a multiple to Arby’s earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

Our derivative instruments as of September 28, 2014 and December 29, 2013 consist of seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015 and maturing on December 31, 2017. At inception, the forward starting swap agreements were designated as cash flow hedges and are evaluated for effectiveness quarterly.

As of September 28, 2014 and December 29, 2013, the fair value of the cash flow hedges resulted in a liability of $1,293 and an asset of $1,212, respectively, which was included in “Other liabilities” and “Deferred costs and other assets,” respectively and as an adjustment to “Accumulated other comprehensive loss.” Through September 28, 2014, no hedge ineffectiveness has occurred relating to these cash flow hedges.

Our derivative instruments for the nine months ended September 29, 2013 included interest rate swaps on our 6.20% Senior Notes with notional amounts totaling $225,000 that were all designated as fair value hedges. Interest income on the interest rate swaps was $1,429 and $4,319 for the three and nine months ended September 29, 2013, respectively. There was no ineffectiveness through their termination in October 2013, in connection with the redemption of the 6.20% Senior Notes.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk and our interest rate swaps are not cleared through a central clearinghouse; however we do monitor the credit standing of the counterparties. All of the Company’s financial instruments were in a liability position as of September 28, 2014 and therefore presented gross in the condensed consolidated balance sheet.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the nine months ended September 28, 2014 and the year ended December 29, 2013 resulted in impairment which we have recorded to “Facilities action charges (income), net” in connection with our system optimization initiative and “Impairment of long-lived assets.”

Total losses for the nine months ended September 28, 2014 and the year ended December 29, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at certain company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings and sell certain other restaurant assets to franchisees. Such losses totaling $7,484 and $20,506 have been presented as System Optimization Remeasurement and included in “Facilities action charges (income), net” in our condensed consolidated statement of operations for the nine months ended September 28, 2014 and the year ended December 29, 2013, respectively. The fair value of long-lived assets presented in the table below represents the remaining carrying value of the long-lived assets discussed above and was based upon discounted cash flows of future anticipated lease and sublease income. See Note 2 for more information on our system optimization initiative and the related activity included in “Facilities action charges (income), net” including System Optimization Remeasurement.

Total losses for the nine months ended September 28, 2014 also include the impact of remeasuring long-lived assets at company-owned restaurants to fair value as a result of (1) $2,027 from declines in operating performance, (2) $1,463 from closings and classifying such properties as held for sale and (3) $250 from the determination that the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants. Total losses for the year ended December 29, 2013 also include the impact of remeasuring the following to fair value (1) long-lived assets at company-owned restaurants of $9,094, (2) certain surplus

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

properties and properties held for sale of $1,458 and (3) company-owned aircraft of $5,327 as a result of the Company’s decision to sell the aircraft and classify them as held for sale. Such losses have been presented as “Impairment of long-lived assets” in our consolidated statements of operations. The fair values of long-lived assets and the aircraft presented in the table below represent the remaining carrying value and were estimated based on either the current market values or the discounted cash flows of future anticipated lease and sublease income. See Note 6 for more information on the impairment of our long-lived assets.

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

		Fair Value Measurements			Nine Months Ended September 28, 2014 Total Losses
	September 28, 2014	Level 1	Level 2	Level 3
Long-lived assets	$7,581	$—	$—	$7,581	$11,224
Total	$7,581	$—	$—	$7,581	$11,224

		Fair Value Measurements			2013 Total Losses
	December 29, 2013	Level 1	Level 2	Level 3
Long-lived assets	$14,788	$—	$—	$14,788	$31,058
Goodwill	—	—	—	—	9,397
Aircraft	8,500	—	—	8,500	5,327
Total	$23,288	$—	$—	$23,288	$45,782

(6) Impairment of Long-Lived Assets

During the three and nine months ended September 28, 2014, the Company recorded impairment charges on restaurant level assets of (1) $2,027 from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (2) $250 from the remeasurement of long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants. Additionally, our impairment losses for the three and nine months ended September 28, 2014 include $1,131 and $1,463, respectively, resulting from remeasuring land and buildings to fair value in connection with closing company-owned restaurants and classifying such properties as held for sale.

During the three months ended September 29, 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $4,827 in connection with classifying the aircraft as held for sale to reflect the aircraft at fair value based on current market values. During the six months ended June 29, 2014, the aircraft were sold resulting in a net loss of $261. Additionally, our impairment losses for the nine months ended September 29, 2013 included $500 resulting from remeasuring land and buildings to fair value in connection with closing company-owned restaurants and classifying such properties as held for sale.

These impairment losses, as detailed in the following table, represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Properties and intangible assets	$3,408	$500	$3,740	$500
Aircraft	—	4,827	—	4,827
	$3,408	$5,327	$3,740	$5,327

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Income Taxes

The Company’s effective tax rate for the three months ended September 28, 2014 and September 29, 2013 was 33.0% and 116.1%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) foreign rate differential, (2) the system optimization initiative described in Note 2, (3) adjustments related to prior year tax matters including changes to uncertain tax positions and (4) employment credits.

The Company’s effective tax rate for the nine months ended September 28, 2014 and September 29, 2013 was 39.5% and 59.8%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefits, including a provision of $3,144 in the second quarter of 2014 resulting from the enactment of a mandatory consolidated return filing requirement in New York, (2) the system optimization initiative described in Note 2, (3) foreign rate differential, (4) employment credits and (5) the reversal during the first quarter of 2013 of deferred tax liabilities on temporary differences related to investments in foreign subsidiaries which the Company considers permanently invested outside of the U.S.

In January 2014, the Company adopted the Financial Accounting Standards Board (the “FASB”) amendment requiring unrecognized tax benefits to be presented as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The adoption of this amendment in the first quarter of 2014 resulted in a reduction of $6,214 in the liability for unrecognized tax benefits and a corresponding increase to net non-current deferred income tax liabilities. In the third quarter of 2014, the Company increased its unrecognized tax benefits by $2,887 for certain amended state returns. Other than the items described above, there were no significant changes to unrecognized tax benefits or related interest and penalties for the Company during the nine months ended September 28, 2014 and September 29, 2013.

The Company participates in the Internal Revenue Service Compliance Assurance Process. During the first quarter of 2014, we concluded, without adjustment, the examination of our December 30, 2012 tax return.

(8) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Common stock:
Weighted average basic shares outstanding	366,880	392,579	371,714	392,750
Dilutive effect of stock options and restricted shares	5,272	—	6,178	5,351
Weighted average diluted shares outstanding	372,152	392,579	377,892	398,101

Diluted net income per share for the three and nine months ended September 28, 2014 and nine months ended September 29, 2013 was computed by dividing net income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares, computed using the treasury stock method. We excluded 3,886 and 4,833 for the three and nine months ended September 28, 2014, respectively, and 12,103 for the nine months ended September 29, 2013, of potential common shares from our diluted net income per share calculation as they would have had anti-dilutive effects. Diluted net loss per share for the three months ended September 29, 2013 was the same as basic net loss per share since the Company reported a net loss and therefore, the effect of all potentially dilutive securities would have been anti-dilutive.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Balance, beginning of year	$1,929,486	$1,985,855
Comprehensive income (a)	87,707	4,882
Dividends	(55,012)	(51,065)
Repurchases of common stock	(291,240)	(41,469)
Share-based compensation	25,208	11,564
Exercises of stock options	24,839	18,592
Vesting of restricted shares	(3,666)	(1,715)
Tax benefit (charge) from share-based compensation	11,254	(2,967)
Consolidation of the Japan JV (b)	—	(2,735)
Contribution from noncontrolling interest	—	219
Other	139	148
Balance, end of the period	$1,728,715	$1,921,309
_______________

(a)
Comprehensive income for the nine months ended September 29, 2013 is inclusive of amounts attributable to noncontrolling interests consisting of $445 net losses and a $548 gain on foreign currency translation resulting from the Company’s consolidation of the Japan JV discussed further in Note 4.

(b)	All activity related to the consolidation of the Japan JV for the nine months ended September 29, 2013 is attributable to the noncontrolling interest.

Repurchases of Common Stock

In August 2014, our Board of Directors authorized a new repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the third quarter of 2014, the Company repurchased 1,739 shares with an aggregate purchase price of $13,935, excluding commissions of $30. Subsequent to the third quarter through October 31, 2014, the Company repurchased 941 shares with an aggregate purchase price of $7,347, excluding commissions of $16.
In January 2014, our Board of Directors authorized a repurchase program for up to $275,000 of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275,000. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29,730 shares for an aggregate purchase price of $275,000. As a result, the repurchase program authorized in January 2014 was completed. The Company incurred costs of $2,275 in connection with the tender offer, which were recorded to treasury stock.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss) attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive (loss) income	(9,238)	(1,533)	338	(10,433)
Balance at September 28, 2014	$(19,041)	$(789)	$(940)	$(20,770)

Balance at December 30, 2012	$7,197	$—	$(1,216)	$5,981
Current-period other comprehensive loss	(7,577)	—	(62)	(7,639)
Balance at September 29, 2013	$(380)	$—	$(1,278)	$(1,658)

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

Transactions with Purchasing Cooperative

Wendy’s received $138 and $142 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during the nine months ended September 28, 2014 and September 29, 2013, respectively, which has been recorded as a reduction of “General and administrative.”

Transactions with a Management Company

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and the nine months ended September 29, 2013, our Chairman, who was also our former Chief Executive Officer and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $375 and $1,195 during the first quarter of 2014 and the nine months ended September 29, 2013, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

TimWen Lease Expense and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4,843 and $5,149 under such leases during the nine months ended September 28, 2014 and September 29, 2013, respectively, which have been included in “Cost of sales.” Wendy’s subleases some of the restaurant facilities to franchisees and they pay TimWen directly. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $189 and $202 during the nine months ended September 28, 2014 and September 29, 2013, respectively, which has been included as a reduction to “General and administrative.”

Sale of Company-Owned Restaurants to Arizona Restaurant Company, LLC

On March 24, 2014, the Company completed the sale of 40 Company-owned restaurants in the Phoenix, Arizona market to Arizona Restaurant Company, LLC (“ARC”) as part of the Company’s system optimization initiative. John N. Peters, who served as the Company’s Senior Vice President – North America Operations until his retirement on March 10, 2014, is a 10% owner and manager of ARC. Pursuant to an Asset Purchase Agreement dated November 20, 2013 and related transaction documents: (1) the Company sold to ARC substantially all of the assets (other than real property) used in the operation of the restaurants for an aggregate purchase price of approximately $21,000 (including inventory, cash banks and franchise and development fees), subject to adjustment as set forth in the agreement; (2) the Company and ARC entered into lease and sublease agreements with respect to the real property and buildings for the restaurants; and (3) ARC agreed to develop five new restaurants and complete Image Activation remodels at seven existing restaurants following the closing. During the nine months ended September 28, 2014, the Company recognized $3,013 of royalty revenue and rental income from ARC of which $375 is outstanding as of September 28, 2014 and included in “Accounts and notes receivable.” As of September 28, 2014 the Company had $127 accrued for amounts owed to Mr. Peters in connection with his employment with the Company.

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

(11) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of September 28, 2014, the Company had accruals for all of its legal and environmental matters aggregating $3,408. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(12) Multiemployer Pension Plan

As further described in the Form 10-K, in December 2013, The New Bakery Company, LLC, a 100% owned subsidiary of Wendy’s, along with its subsidiary The New Bakery of Zanesville, LLC (the “Bakery”), terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”) and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. The Bakers Local

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”) filed a charge with the National Labor Relations Board (the “NLRB”) related to the Bakery’s withdrawal from the Union Pension Fund. On July 22, 2014, the Bakery and the Union entered into a settlement agreement with the NLRB.  The terms of the settlement include an agreement by the Bakery and the Union to recommence negotiations. Any final withdrawal liability will be determined through discussions between the Bakery and the Union Pension Fund administrator at the conclusion of the negotiations with the Union.

(13) New Accounting Standards

In June 2014, the FASB issued an amendment to clarify that a performance target that affects vesting and which could be achieved after the requisite service period should be treated as a performance condition and therefore should not be reflected in estimating the grant-date fair value of the award. The Company does not expect the amendment, which is effective commencing with our 2016 fiscal year, to have a material impact on our consolidated financial statements.

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

(14) Subsequent Event

In November 2014, the Company announced a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio. As a result, the Company expects to incur total costs aggregating approximately $20,000 to $25,000 primarily in the fourth quarter of 2014 and first half of 2015, comprised of severance and related employee costs of approximately $17,000 to $20,000 and recruiting and relocation costs of approximately $3,000 to $5,000, which will be recorded to “Facilities action charges, net” in our consolidated statement of operations. The Company anticipates this initiative will be substantially completed by the end of the second quarter of 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”). There have been no material changes as of September 28, 2014 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.” You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

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

Executive Overview

Our Business

As of September 28, 2014, the Wendy’s restaurant system was comprised of 6,532 restaurants, of which 995 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

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

Wendy’s revenues for the first nine months of 2014 include: (1) $1,219.2 million of sales at company-owned restaurants, (2) $47.3 million of sales from our company-owned bakery, (3) $282.9 million of royalty revenue and rental income from franchisees and (4) $9.7 million of other franchise-related revenue and other revenues. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ sales.

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

•Restaurant Margin
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

System Optimization Initiative

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees by the end of the first quarter of 2015 as part of its ongoing system optimization initiative. During the third quarter of 2014, the Company completed the sale of two Canadian restaurants and classified its remaining Canadian restaurants’ assets as held for sale.

During the first quarter of 2014, the Company completed the sale of 174 company-owned restaurants in the U.S. to franchisees, bringing the aggregate total to 418 during 2013 and 2014 under its system optimization initiative announced in July 2013. This initiative also included the consolidation of regional and divisional territories which was substantially completed by the end of the second quarter of 2014.

Gains or losses recognized on sales of restaurants under the system optimization initiative, as well as costs incurred related to the system optimization initiative are recorded to “Facilities action charges (income), net” in our condensed consolidated statement of operations. During the first nine months of 2014, the Company recorded a net gain on sales of restaurants of $60.5 million which was offset partially by (1) losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) of $7.5 million, (2) severance and related employee costs of $6.6 million, (3) share-based compensation expense of $3.8 million and (4) professional fees of $3.2 million.

The Company anticipates recognizing additional system optimization related costs through the first quarter of 2015 of between $2.0 million and $4.0 million which include severance and related employee costs and professional fees. The Company is unable to estimate any gains or losses resulting from future sales of its Canadian restaurants. The Company plans to retain its ownership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc.

Subsequent Event

In November 2014, the Company announced a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio. As a result, the Company expects to incur total costs aggregating approximately $20.0 million to $25.0 million primarily in the fourth quarter of 2014 and first half of 2015, comprised of severance and related employee costs of approximately $17.0 million to $20.0 million and recruiting and relocation costs of approximately $3.0 million to $5.0 million, which will be recorded to “Facilities action charges, net” in our consolidated statement of operations. The Company anticipates this initiative will be substantially completed by the end of the second quarter of 2015.

Related Party Transactions

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and first nine months of 2013, our Chairman, who was also our former Chief Executive Officer and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman, paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.4 million and $1.2 million during the first quarter of 2014 and first nine months of 2013, respectively.

TimWen Lease Expense and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4.8 million and $5.1 million under such leases during the first nine months of 2014 and 2013, respectively, which have been included in “Cost of sales.” Wendy’s subleases some of the restaurant facilities to franchisees and they pay TimWen directly. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $0.2 million during both the first nine months of 2014 and 2013, which have been included as a reduction to “General and administrative.”

Franchise Incentive Programs

Franchise Image Activation Incentive Programs
In October 2014, Wendy’s announced incentive programs for 2015, 2016 and 2017 for franchisees that commence Image Activation restaurant remodels during those years. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending upon the type of remodel.
Presentation of Financial Information

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three and nine month periods presented herein contain 13 and 39 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the three months ended September 28, 2014 and September 29, 2013:

	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Revenues:
Sales	$409.1	$558.0	$(148.9)
Franchise revenues	103.4	82.8	20.6
	512.5	640.8	(128.3)
Costs and expenses:
Cost of sales	343.8	469.2	(125.4)
General and administrative	65.8	76.5	(10.7)
Depreciation and amortization	36.3	44.3	(8.0)
Facilities action charges, net	7.5	22.3	(14.8)
Impairment of long-lived assets	3.4	5.3	(1.9)
Other operating expense (income), net	8.8	(3.6)	12.4
	465.6	614.0	(148.4)
Operating profit	46.9	26.8	20.1
Interest expense	(13.2)	(15.6)	2.4
Other income, net	0.4	2.3	(1.9)
Income before income taxes and noncontrolling interests	34.1	13.5	20.6
Provision for income taxes	(11.3)	(15.6)	4.3
Net income (loss)	22.8	(2.1)	24.9
Net loss attributable to noncontrolling interests	—	0.2	(0.2)
Net income (loss) attributable to The Wendy’s Company	$22.8	$(1.9)	$24.7

	Third Quarter 2014		Third Quarter 2013
Sales:
Wendy’s	$393.5		$541.3
Bakery	15.6		16.7
Total sales	$409.1		$558.0

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$128.8	32.7%	$178.0	32.9%
Restaurant labor	112.7	28.6%	157.8	29.1%
Occupancy, advertising and other operating costs	91.1	23.2%	121.6	22.5%
Total cost of sales	332.6	84.5%	457.4	84.5%
Bakery	11.2		11.8
Total cost of sales	$343.8		$469.2

	Third Quarter 2014	Third Quarter 2013
Margin $:
Wendy’s	$60.9	$83.9
Bakery	4.4	4.9
Total margin	$65.3	$88.8

Wendy’s restaurant margin %	15.5%	15.5%

	Third Quarter 2014	Third Quarter 2013
Wendy’s restaurant statistics:
North America same-restaurant sales:
Company-owned	2.0%	3.2%
Franchised	0.5%	3.1%
Systemwide	0.7%	3.1%

Total same-restaurant sales:
Company-owned	2.0%	3.2%
Franchised (a)	1.0%	3.2%
Systemwide (a)	1.2%	3.2%
________________

(a) Includes international franchised same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at June 29, 2014	1,005	5,540	6,545
Opened	3	18	21
Closed	(4)	(30)	(34)
Net (sold to) purchased by franchisees	(9)	9	—
Restaurant count at September 28, 2014	995	5,537	6,532

Sales	Change
Wendy’s	$(147.8)
Bakery	(1.1)
$(148.9)

The decrease in sales during the third quarter of 2014 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the third quarter of 2013 and thereafter, which resulted in a reduction in sales of $140.0 million. Company-owned same-restaurant sales during the third quarter of 2014 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. However, sales during the third quarter of 2014 were negatively impacted by temporary closures of restaurants being remodeled under our

Image Activation program, which are excluded from same-restaurant sales. Sales during the third quarter of 2014 were also negatively impacted by $2.6 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$20.6

The increase in franchise revenues during the third quarter of 2014 was primarily due to increased rental income from sales of company-owned restaurants to franchisees under our system optimization initiative. Rental income also reflects a correction related to the subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada as discussed in Note 1 to the condensed consolidated financial statements. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during the third quarter of 2014 compared to 2013. Royalty revenue was also positively impacted by a 1.0% increase in franchise same-restaurant sales. We believe franchise same-restaurant sales were lower than company-owned same-restaurant sales during the third quarter of 2014 due to fewer franchise Image Activation restaurants in operation.

Wendy’s Cost of Sales	Change
Food and paper	(0.2)%
Restaurant labor	(0.5)%
Occupancy, advertising and other operating costs	0.7%
—%

Overall cost of sales, as a percent of sales, was unchanged during the third quarter of 2014 compared to 2013. As a percent of sales, cost of sales decreased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. These decreases in costs were offset by the impact of a decrease in customer count and temporary closures of restaurants being remodeled under our Image Activation program on certain fixed operating costs. In addition, commodity costs, as a percent of sales, increased primarily from higher beef prices.

General and Administrative	Change
Incentive compensation	$(8.3)
Employee compensation and related expenses	(3.9)
Franchise incentives	(2.6)
Share-based compensation	6.1
Other, net	(2.0)
$(10.7)

The decrease in general and administrative expenses during the third quarter of 2014 was primarily due to decreases in (1) incentive compensation accruals due to weaker operating performance as compared to plan in 2014 versus 2013, (2) employee compensation and related expenses primarily as a result of the consolidation of regional and divisional territories as part of our system optimization initiative and (3) franchise incentive expense related to our Image Activation incentive programs. These decreases were partially offset by an increase in share-based compensation as a result of the nature and timing of the recognition of the costs for the share-based compensation component of the Company’s compensation plans.

Depreciation and Amortization	Change
Depreciation and amortization	$(8.0)

The decrease in restaurant depreciation and amortization in the third quarter of 2014 was primarily due to decreases in (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program and (2) depreciation of assets sold under our system optimization initiative. These decreases were partially offset by an increase in restaurant depreciation and amortization on new and reimaged Image Activation restaurants.

Facilities Action Charges, Net	Third Quarter
	2014	2013
System optimization initiative	$7.5	$21.6
Facilities relocation and other transition costs	—	0.6
Breakfast discontinuation	—	0.1
Arby’s transaction related costs	—	—
	$7.5	$22.3

During the third quarter of 2014 and 2013, the Company recorded net expense totaling $7.5 million and $21.6 million, respectively, related to our system optimization initiative. Costs incurred during the third quarter of 2014 primarily included System Optimization Remeasurement of $5.2 million. Costs incurred during the third quarter of 2013 were primarily comprised of (1) System Optimization Remeasurement of $12.4 million, (2) severance and related employee costs of $6.1 million and (3) accelerated amortization of $3.1 million. These costs were partially offset by a $1.7 million gain on the sale of restaurants during the third quarter of 2013.

Impairment of Long-Lived Assets	Change
Restaurants, primarily properties	$2.9
Aircraft	(4.8)
$(1.9)

The increase in restaurant impairment charges during the third quarter of 2014 compared to 2013 was primarily due to charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

During the third quarter of 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $4.8 million to reflect the aircraft at fair value based on then current market values. The aircraft were sold during the first six months of 2014 and resulted in a net loss of $0.3 million.

Other Operating Expense (Income), Net	Change
Lease expense	$10.0
Gain on dispositions, net	4.2
Other	(1.8)
$12.4

The increase in other operating expense (income), net during the third quarter of 2014 was in part due to an increase in lease expense resulting from the subleasing of properties to franchisees. Lease expense on such properties, which were part of our system optimization initiative, had been previously recorded in cost of sales. Lease expense also reflects a correction related to the subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada as discussed in Note 1 to the condensed consolidated financial statements. In addition, we recognized smaller net gains on dispositions of surplus properties which were partially offset by a net gain on the sale of company-owned restaurants to franchisees during the third quarter of 2014, which were not part of the system optimization initiative.

Interest Expense	Change
6.20% Senior Notes	$(3.3)
Term loans	1.3
Other, net	(0.4)
$(2.4)

The decrease in interest expense in the third quarter of 2014 was primarily due to the redemption of the 6.20% Senior Notes in October 2013. This decrease in interest expense was partially offset by the effect of higher weighted average principal amounts outstanding on the term loans during the third quarter of 2014 compared to 2013.

Provision for Income Taxes	Change
Federal and state expense on variance in income before income taxes and noncontrolling interests	$8.8
System optimization initiative	(12.2)
Prior year tax matters, including changes to unrecognized tax benefits	(0.9)
$(4.3)

Our income taxes in 2014 and 2013 were impacted by (1) variations in income before income taxes and noncontrolling interests, adjusted for recurring items, (2) our system optimization initiative and (3) adjustments related to prior year tax matters including changes to uncertain tax positions.

Net Loss Attributable to Noncontrolling Interests

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. We have reflected a net loss attributable to noncontrolling interests of $0.2 million during the third quarter of 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. Prior to the consolidation, the Japan JV was accounted for as an equity method investment and we reported our 49% share of the net loss of the Japan JV in “Other operating expense (income), net.” On December 27, 2013, the joint venture was terminated and as a result, Wendy’s deconsolidated the Japan JV.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the nine months ended September 28, 2014 and September 29, 2013:

	Nine Months Ended
	September 28, 2014	September 29, 2013	Change
Revenues:
Sales	$1,266.5	$1,659.9	$(393.4)
Franchise revenues	292.6	235.1	57.5
	1,559.1	1,895.0	(335.9)
Costs and expenses:
Cost of sales	1,065.8	1,403.3	(337.5)
General and administrative	203.1	216.6	(13.5)
Depreciation and amortization	117.8	134.8	(17.0)
Facilities action (income) charges, net	(35.6)	31.7	(67.3)
Impairment of long-lived assets	3.7	5.3	(1.6)
Other operating expense (income), net	4.5	(3.0)	7.5
	1,359.3	1,788.7	(429.4)
Operating profit	199.8	106.3	93.5
Interest expense	(39.3)	(55.5)	16.2
Loss on early extinguishment of debt	—	(21.0)	21.0
Other income, net	1.7	—	1.7
Income before income taxes and noncontrolling interests	162.2	29.8	132.4
Provision for income taxes	(64.1)	(17.8)	(46.3)
Net income	98.1	12.0	86.1
Net loss attributable to noncontrolling interests	—	0.4	(0.4)
Net income attributable to The Wendy’s Company	$98.1	$12.4	$85.7

	Nine Months 2014		Nine Months 2013
Sales:
Wendy’s	$1,219.2		$1,611.9
Bakery	47.3		48.0
Total sales	$1,266.5		$1,659.9

		% of Sales		% of Sales
Cost of sales:
Wendy’s
Food and paper	$395.8	32.5%	$529.7	32.9%
Restaurant labor	356.1	29.2%	478.2	29.7%
Occupancy, advertising and other operating costs	279.3	22.9%	361.6	22.4%
Total cost of sales	1,031.2	84.6%	1,369.5	85.0%
Bakery	34.6		33.8
Total cost of sales	$1,065.8		$1,403.3

	Nine Months 2014	Nine Months 2013
Margin $:
Wendy’s	$188.0	$242.4
Bakery	12.7	14.2
Total margin	$200.7	$256.6

Wendy’s restaurant margin %	15.4%	15.0%

	Nine Months 2014	Nine Months 2013
Wendy’s restaurant statistics:
North America same-restaurant sales:
Company-owned	2.4%	1.5%
Franchised	1.4%	1.4%
Systemwide	1.6%	1.4%

Total same-restaurant sales:
Company-owned	2.4%	1.5%
Franchised (a)	1.7%	1.4%
Systemwide (a)	1.8%	1.4%
________________

(a) Includes international franchised same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2013	1,183	5,374	6,557
Opened	10	52	62
Closed	(14)	(73)	(87)
Net (sold to) purchased by franchisees	(184)	184	—
Restaurant count at September 28, 2014	995	5,537	6,532

Sales	Change
Wendy’s	$(392.7)
Bakery	(0.7)
$(393.4)

The decrease in sales during the first nine months of 2014 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the first nine months of 2013 and thereafter, which resulted in a reduction in sales of $388.8 million. Company-owned same-restaurant sales during the first nine months of 2014 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. However, sales during the first nine months of 2014 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program, which are excluded from same-restaurant sales. Sales during the first nine months of 2014 were also negatively impacted by $11.3 million due to changes in Canadian foreign currency rates.

Franchise Revenues	Change
Franchise revenues	$57.5

The increase in franchise revenues during the first nine months of 2014 was primarily due to increases in rental income and initial franchise fees resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. Rental income also reflects a correction related to the subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada as discussed in Note 1 to the condensed consolidated financial statements. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during the first nine months of 2014 compared to 2013. Royalty revenue was also positively impacted by a 1.7% increase in franchise same-restaurant sales. We believe franchise same-restaurant sales were lower than company-owned same-restaurant sales during the first nine months of 2014 due to fewer franchise Image Activation restaurants in operation.

Wendy’s Cost of Sales	Change
Food and paper	(0.4)%
Restaurant labor	(0.5)%
Occupancy, advertising and other operating costs	0.5%
(0.4)%

The decrease in cost of sales, as a percent of sales, during the first nine months of 2014 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by increased commodity costs, primarily from higher beef prices and the impact of a decrease in customer count on certain fixed operating costs.

General and Administrative	Change
Employee compensation and related expenses	$(11.6)
Incentive compensation	(8.8)
Severance expense	(3.6)
Franchise incentives	(3.4)
Share-based compensation	11.1
Professional services	3.9
Other, net	(1.1)
$(13.5)

The decrease in general and administrative expenses during the first nine months of 2014 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of the consolidation of regional and divisional territories as part of our system optimization initiative, (2) incentive compensation accruals due to weaker operating performance as compared to plan in 2014 versus 2013, (3) severance expense primarily as a result of a separation agreement with an executive in the second quarter of 2013 and (4) franchise incentive expense related to our Image Activation incentive programs. These decreases were partially offset by increases in (1) share-based compensation as a result of the nature and timing of the recognition of the costs for the share-based compensation component of the Company’s compensation plans and (2) professional services principally for a strategic consulting project related to our international operations.

Depreciation and Amortization	Change
Depreciation and amortization	$(17.0)

The decrease in restaurant depreciation and amortization during the first nine months of 2014 was primarily due to decreases in (1) depreciation of assets sold under our system optimization initiative and (2) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program. These decreases were partially offset by an increase in restaurant depreciation and amortization during the first nine months of 2014 on new and reimaged Image Activation restaurants.

Facilities Action (Income) Charges, Net	Nine Months
	2014	2013
System optimization initiative	$(35.6)	$26.4
Facilities relocation and other transition costs	—	3.9
Breakfast discontinuation	—	1.1
Arby’s transaction related costs	—	0.3
	$(35.6)	$31.7

The Company completed the sale of 176 company-owned restaurants to franchisees during the first nine months of 2014. In addition, the Company recorded a net gain on sales of restaurants of $60.5 million which was offset partially by (1) System Optimization Remeasurement of $7.5 million, (2) severance and related employee costs of $6.6 million, (3) share-based compensation expense of $3.8 million and (4) professional fees of $3.2 million. During the first nine months of 2013, the Company recorded net expense totaling $26.4 million related to its system optimization initiative which was primarily comprised of (1) System Optimization Remeasurement of $18.4 million, (2) severance and related employee costs of $6.1 million and (3) accelerated amortization of $3.1 million. These costs were partially offset by a $2.9 million gain on the sale of restaurants during the first nine months of 2013.

Impairment of Long-Lived Assets	Change
Restaurants, primarily properties	$3.2
Aircraft	(4.8)
$(1.6)

The increase in restaurant impairment charges during the first nine months of 2014 compared to 2013 was primarily due to charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

During the third quarter of 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $4.8 million to reflect the aircraft at fair value based on then current market values. The aircraft were sold during the first six months of 2014 and resulted in a net loss of $0.3 million.

Other Operating Expense (Income), Net	Change
Lease expense	$19.0
Gain on dispositions, net	(8.8)
Other	(2.7)
$7.5

The increase in other operating expense (income), net during the first nine months of 2014 was primarily due to an increase in lease expense resulting from the subleasing of properties to franchisees. Lease expense on such properties, which were part of our system optimization initiative, had been previously recorded in cost of sales. Lease expense also reflects a correction related to the subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada as discussed in Note 1 to the condensed consolidated financial statements. These increases in expense were partially offset by an increase in net gains on dispositions, which were not part of the system optimization initiative. The increase in net gains on dispositions was primarily a result of the sale of company-owned restaurants to a franchisee during the first quarter of 2014.

Interest Expense	Change
6.20% Senior Notes	$(9.8)
Term loans	(5.3)
Other, net	(1.1)
$(16.2)

The decrease in interest expense in the first nine months of 2014 was primarily due to (1) the redemption of the 6.20% Senior Notes in October 2013 and (2) lower effective interest rates on the current term loans compared to the prior term loan as a result of the execution of the Restated Credit Agreement in May 2013. This decrease in interest expense was partially offset by the effect of higher weighted average principal amounts outstanding on the term loans during the first nine months of 2014 compared to 2013.

Loss on Early Extinguishment of Debt

Wendy’s incurred a loss on the early extinguishment of debt as a result of refinancing its existing Credit Agreement on May 16, 2013 as follows:

Nine Months 2013
Deferred costs associated with the Credit Agreement	$11.4
Unaccreted discount on Term B Loans	9.6
Loss on early extinguishment of debt	$21.0

Provision for Income Taxes	Change
Federal and state expense on variance in income before income taxes and noncontrolling interests	$50.4
The effect of changes to the state deferred tax rate net of federal benefits	3.4
Reversal of deferred taxes on investment in foreign subsidiaries now considered permanently invested outside of the U.S.	1.8
System optimization initiative	(9.7)
Other	0.4
$46.3

Our income taxes in 2014 and 2013 were impacted by (1) variations in income before income taxes and noncontrolling interests, adjusted for recurring items, (2) the effects of changes to the state deferred tax rate net of federal benefits, including a $3.1 million provision in the second quarter of 2014 resulting from the enactment of a mandatory consolidated return filing requirement in New York, (3) the reversal during the first quarter of 2013 of deferred taxes on investments in foreign subsidiaries considered permanently invested outside of the U.S and (4) our system optimization initiative.

Net Loss Attributable to Noncontrolling Interests

We have reflected a net loss attributable to noncontrolling interests of $0.4 million for the first nine months of 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. Prior to the consolidation, the Japan JV was accounted for as an equity method investment and we reported our 49% share of the net loss of the Japan JV in “Other operating expense (income), net.” On December 27, 2013, the joint venture was terminated and as a result, Wendy’s deconsolidated the Japan JV.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities decreased $70.1 million in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to changes in our net income and non-cash items as well as the following:

•
a $51.1 million unfavorable impact in accrued expenses and other current liabilities for the comparable periods. This unfavorable impact was primarily due to increases in (1) incentive compensation payments in the first quarter of 2014 for the 2013 fiscal year as well as a decrease in the accrual for the 2014 fiscal year due to weaker operating performance as compared to plan in 2014 versus 2013, (2) income tax payments, net of refunds, (3) payments related to system optimization initiative primarily for severance and employee related costs and (4) franchise incentive payments under our Image Activation franchise incentive programs. These unfavorable changes were partially offset by a decrease in interest payments primarily resulting from lower effective interest rates on our term loans due to the effect of the Restated Credit Agreement in May 2013 and the redemption of the 6.20% Senior Notes in October 2013.

Cash used in investing activities decreased $25.7 million in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to the following:

•	an increase of $75.8 million in proceeds from dispositions primarily related to our system optimization initiative;

•	a decrease in restricted cash of $24.3 million related to cash collateral for outstanding letters of credit; partially offset by

•	an increase of $67.1 million in capital expenditures primarily for our Image Activation program.

Cash used in financing activities increased $252.7 million in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to the following:

•	an increase in repurchases of common stock of $249.8 million; and

•	a net increase in cash used for long-term debt activities of $14.8 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $235.4 million.

Sources and Uses of Cash for the Remainder of 2014

Our anticipated sources of cash and cash requirements for the remainder of 2014, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $87.1 million, which would result in total cash capital expenditures for the year of approximately $285.0 million;

•	quarterly cash dividends aggregating up to approximately $20.1 million as discussed below in “Dividends;”

•	stock repurchases of up to $86.1 million, of which $7.3 million was repurchased subsequent to the third quarter through October 31, 2014;

•	restaurant dispositions under our system optimization initiative; and

•	potential restaurant acquisitions.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 17, 2014, June 16, 2014 and September 16, 2014, The Wendy’s Company paid quarterly cash dividends of $0.05 per share on its common stock, aggregating $55.0 million. On November 6, 2014, The Wendy’s Company declared a dividend of

$0.055 per share to be paid on December 15, 2014 to shareholders of record as of December 1, 2014. As a result of the declaration, The Wendy’s Company’s total cash requirement for dividends for the fourth quarter of 2014 will be approximately $20.1 million based on the number of shares of its common stock outstanding at October 31, 2014. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In August 2014, our Board of Directors authorized a new repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the third quarter of 2014, the Company repurchased 1.7 million shares with an aggregate purchase price of $13.9 million, excluding commissions. Subsequent to the third quarter through October 31, 2014, we repurchased 0.9 million shares for an aggregate purchase price of $7.3 million, excluding commissions.

In January 2014, our Board of Directors authorized a repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014, when and if market conditions warrant and to the extent legally permissible. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275.0 million. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 was completed. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 28, 2014, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 29, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 28, 2014. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2014, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures.  Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.  An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met.  Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all errors or fraud.  Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

•
consumer concerns over nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics impacting the Company’s customers or food supplies;

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

•
the difficulty in predicting the ultimate costs that will be incurred in connection with the Company’s plan to reduce its general and administrative expense, and the future impact on the Company’s earnings; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2014:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
June 30, 2014 through August 3, 2014	3,806	$8.48	—	$—
August 4, 2014 through August 31, 2014	495,204	$8.19	258,437	$97,895,416
September 1, 2014 through September 28, 2014	1,535,795	$8.01	1,480,112	$86,065,090
Total	2,034,805	$8.05	1,738,549	$86,065,090

(1)
Includes 296,256 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In August 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible.

Subsequent to the third quarter through October 31, 2014, the Company repurchased 0.9 million shares with an aggregate purchase price of $7.3 million, excluding commissions.

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

10.1
Amendment No. 2, dated September 12, 2014, to the Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, LLC, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto.*

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

THE WENDY’S COMPANY (Registrant)
Date: November 6, 2014	By: /s/ Todd A. Penegor
Todd A. Penegor
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 6, 2014	By: /s/ Steven B. Graham
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

10.1
Amendment No. 2, dated September 12, 2014, to the Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, LLC, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto.*

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