Form 10-K
period 2014-12-28
Wendy's Co
filed 2015-02-26
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 28, 2014
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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 27, 2014 was approximately $2,380.8 million. As of February 18, 2015, there were 367,628,227 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 28, 2014.

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

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	the impact of general economic conditions and increases in unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s restaurants;

•	changes in consumer tastes and preferences, and in discretionary consumer spending;

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

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

•	changes in commodity costs (including beef, chicken and corn), labor, supplies, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing remodels of existing restaurants, including risks associated with the Image Activation program;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•
the difficulty in predicting the ultimate costs associated with the sale of company-owned restaurants to franchisees, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants, and the future impact to the Company’s earnings, restaurant operating margins, cash flow and depreciation;

•
the difficulty in predicting the ultimate costs that will be incurred in connection with the Company’s plan to reduce its general and administrative expense, and the future impact on the Company’s earnings;

•
the possibility that the Company will not be able to recapitalize its balance sheet on acceptable terms, as well as risks associated with such plan, including the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to raise additional capital following completion of a recapitalization transaction; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1. Business.

Introduction

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC, formerly known as Wendy’s International, Inc. (“Wendy’s”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries.

As of December 28, 2014, the Wendy’s restaurant system was comprised of 6,515 restaurants, of which 957 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “company-owned” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

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

Fiscal Year

The Company uses a 52/53 week fiscal year convention whereby its fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, including 2015, the fourth quarter represents a 14-week period.

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 28, 2014, there were 6,112 Wendy’s restaurants in operation in North America. Of these restaurants, 957 were operated by Wendy’s and 5,155 by a total of 407 franchisees. In addition, at December 28, 2014, there were 403 franchised Wendy’s restaurants in operation in 27 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) franchise related revenues including royalties, rents and franchise fees received from Wendy’s franchised restaurants; and (3) sales from our company-owned bakery.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of December 28, 2014, there were 103 Wendy’s restaurants in operation that were owned by the joint venture. (Tim Hortons is a registered trademark of The TDL Marks Corporation.)

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2014, Wendy’s opened 16 new company-owned restaurants and closed 32 generally underperforming company-owned restaurants. In addition, Wendy’s purchased 45 restaurants from franchisees and sold 255 restaurants to franchisees. During 2014, Wendy’s franchisees opened 87 new restaurants and closed 113 generally underperforming restaurants. The restaurants sold to franchisees were primarily sold as part of the system optimization initiative which is further described in “Acquisitions and Dispositions of Wendy’s Restaurants” below.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2012 to 2014:

	2014	2013	2012
Restaurants open at beginning of period	6,557	6,560	6,594
Restaurants opened during period	103	102	101
Restaurants closed during period	(145)	(105)	(135)
Restaurants open at end of period	6,515	6,557	6,560

During the period from January 2, 2012, through December 28, 2014, 306 Wendy’s restaurants were opened and 385 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis. Wendy’s also offers breakfast in some restaurants in the United States.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 64.7%, 64.8% and 65.3% in 2014, 2013 and 2012, respectively.

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

Wendy’s does not sell food or supplies, other than sandwich buns, to its franchisees. The New Bakery Company, LLC, a 100% owned subsidiary of Wendy’s, formerly known as The New Bakery Co. of Ohio, Inc., and its subsidiaries, (collectively the “Bakery”) is a producer of buns for some Wendy’s restaurants, and to a lesser extent for outside parties. At December 28, 2014, the Bakery supplied 715 restaurants operated by Wendy’s and 2,232 restaurants operated by franchisees. The Bakery also produces and sells some products to customers in the grocery and other food service businesses.

Raw Materials and Purchasing

As of December 28, 2014, five independent processors (five total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, five independent processors (eight total production facilities) supplied all of Wendy’s chicken in the United States.

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

Wendy’s has a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees which establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada.

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which include beef, poultry, pork, buns, french fries, Frosty® dessert ingredients, and produce. Animal welfare audits are also conducted every year at all beef, poultry, and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, poultry, and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Each year, Wendy’s representatives conduct unannounced inspections of all company and franchise restaurants to test conformance to our sanitation, food safety, and operational requirements. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2015 to 2024, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants. Wendy’s continues to implement its Image Activation program, which includes innovative exterior and interior restaurant designs, with plans for significantly more new and reimaged company and franchisee restaurants in 2015 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in our restaurants.

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

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads and there are several emerging restaurant chains featuring high quality food served at in-line locations. Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets or diet preferences (e.g., low carbohydrate, low trans fat, gluten free or antibiotic free) by offering menu items that are promoted as being consistent with such diets.

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

Technology is becoming an increasingly critical part of the restaurant consumer experience. Restaurant technology includes mobile interactive technology for brand menu search information, mobile ordering, mobile payment and other self-service technologies.

Acquisitions and Dispositions of Wendy’s Restaurants

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which included a plan to sell approximately 425 company-owned restaurants in the U.S. to franchisees. The Company completed this plan during the first quarter of 2014. The Wendy’s system optimization initiative also included the consolidation of regional and divisional territories, which was substantially completed by the end of the second quarter of 2014. In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees as part of its ongoing system optimization initiative, which it now anticipates completing by the end of the second quarter of 2015. In February 2015, the Company announced plans to sell approximately 500 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016, as part of its ongoing system optimization initiative.
In addition, Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees not included in the system optimization initiative. Wendy’s intends to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of company-owned restaurants to existing and new franchisees to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Franchised Restaurants

As of December 28, 2014, Wendy’s franchisees operated 5,155 Wendy’s restaurants in 50 states, the District of Columbia and Canada.

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

The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring company-owned restaurants and in the development and opening of new restaurants. In certain limited instances (such as the regranting of franchise rights for a previously closed restaurant, a reduced franchise agreement term, or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

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

Wendy’s has incentive programs for franchisees that commence Image Activation restaurant remodels during 2015, 2016 and 2017. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending upon the type of remodel. Wendy’s also had incentive programs for franchisees’ participation in Wendy’s Image Activation program during 2013 and 2014.

In addition to the Image Activation incentive programs described above, Wendy’s executed an agreement to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation program.

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

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events. Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of December 28, 2014, the contribution rate for United States restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising. See Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of December 28, 2014, Wendy’s had 403 franchised restaurants in 27 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. Since the beginning of 2009, development agreements have been executed for Wendy’s locations to be opened in the following countries and territories: Argentina, Azerbaijan, Chile, Dominican Republic, the Eastern Caribbean, Ecuador, Georgia, Guatemala, India, Indonesia, Middle East, North Africa and Philippines. These development agreements include rights for 22 countries in which no Wendy’s restaurants were open as of December 28, 2014. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy over the coming years. Wendy’s has granted development rights in certain countries and territories listed under Item 2 of this Form 10-K.

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

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are also anticipated to increase our costs and the costs of our franchisees. Our compliance with the PPACA may result in significant modifications to our employment and benefits policies and practices. Wendy’s experienced a modest enrollment in its health plans with newly eligible employees. Because participation in the health plans by newly full-time employees was modest, the cost increases did not result in modifications to our business practices. However, future cost increases may be material and any future modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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

Employees

As of December 28, 2014, the Company had approximately 31,200 employees, including approximately 2,100 salaried employees and approximately 29,100 hourly employees. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2015, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Our success depends in part upon the continued retention of certain key personnel.

There have been a number of changes in our senior management team beginning in 2011, including the appointment of a new President and Chief Executive Officer in September 2011. We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team. The failure by us to retain members of our senior management team in the future could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our business.

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

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter our market areas and target our customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, better locations, better facilities, better management, better products, more effective marketing and more efficient operations. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick-service restaurant industry better than we can. Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers. All such competition may adversely affect our revenues and profits by reducing revenues of company-owned restaurants and royalty revenue from franchised restaurants.

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

Disruptions in the national and global economies could result in higher unemployment rates and declines in consumer confidence and spending. If such disruptions occur, they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees. There can be no assurance that government responses to the disruptions will restore consumer confidence. Ongoing disruptions in the national and global economies may adversely impact our revenues, results of operations, business and financial condition.

Changes in commodity costs (including beef, chicken and corn), supplies, fuel, utilities, distribution and other operating costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken and corn), supplies, fuel, utilities, distribution and other operating costs. The Company experienced significant increases in certain commodity costs in 2014, and the Company expects ongoing commodity cost pressures in 2015. Ongoing commodity cost pressures, and any increase in these costs, especially beef or chicken prices, could adversely affect future operating results. In addition, our business is susceptible to increases in these costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable, and by federal ethanol policy. Increases in gasoline prices could result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in gasoline prices could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Wendy’s brand reputation and adversely affect our sales and operating results.

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

Consumer concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could affect demand for our products.

Consumer concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could result in less demand for our products and a decline in sales at company-owned restaurants and in royalties from sales at franchised restaurants.

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

Growth of our restaurant business is dependent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant business derives earnings from sales at company-owned restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new unit opened. Growth in our restaurant revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

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

Throughout 2015, the Company expects Wendy’s and its franchisees to reimage approximately 450 existing company-owned and franchised restaurants and open approximately 80 new company-owned and franchised restaurants under its Image Activation program, with plans for significantly more new and reimaged Company and franchisee restaurants in 2016 and beyond.

Wendy’s has incentive programs for franchisees that commence Image Activation restaurant remodels during 2015, 2016 and 2017. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending upon the type of remodel. Wendy’s also had incentive programs that included reductions in royalty payments in 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013. These incentives will result in a reduction of royalties or other revenues received from franchisees during the periods covered.

In addition to the Image Activation incentive programs described above, Wendy’s executed an agreement to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender is providing loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation program. To support the program, Wendy’s has provided to the lender a $6.0 million irrevocable stand-by letter of credit.

The Company’s Image Activation program may not positively affect sales at company-owned restaurants or improve results of operations. There can be no assurance that sales at participating franchised restaurants will achieve or maintain projected levels or that after giving effect to the incentives provided to franchisees the Company’s results of operations will improve.

Further, it is possible that Wendy’s may provide other financial incentives to franchisees to participate in the Image Activation program. These incentives could also result in additional expense and/or a reduction of royalties or other revenues received from franchisees in the future. If Wendy’s provides additional incentives to franchisees related to financing of the Image Activation program, Wendy’s may incur costs related to loan guarantees, interest rate subsidies and/or costs related to collectability of loans.

In addition, most of the Wendy’s system consists of franchised restaurants. Many of our franchisees will need to borrow funds in order to participate in the Image Activation program. Other than the incentive programs described above, Wendy’s generally does not provide franchisees with financing but it continues to develop third-party financing sources for franchisees. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants and our future growth and results of operations could be adversely affected.

Our financial results are affected by the operating results of franchisees.

As of December 28, 2014, approximately 85% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

The system optimization initiative involves risks that could adversely affect our business and financial results.

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees as part of its ongoing system optimization initiative, which it now anticipates completing by the end of the second quarter of 2015. In February 2015, the Company announced plans to sell approximately 500 additional restaurants to franchisees and reduce its ongoing Company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016, as part of its ongoing system optimization initiative. There are a number of risks associated with the system optimization initiative, including the difficulty in predicting the ultimate costs associated with the sale of restaurants, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants, and the future impact to the Company’s earnings, restaurant operating margin, cash flow and depreciation. If Wendy’s is unable to manage these risks effectively, our business and financial results could be adversely affected.
Further, Wendy’s generally retains ownership or the leasehold interest to the real estate when it sells restaurants under the system optimization initiative and leases or subleases the real estate to franchisees. This increases the risks described above under the heading “Our financial results are affected by the operating results of franchisees.”

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

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, the brand’s ability to execute its growth strategies could be adversely affected.

Wendy’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of December 28, 2014, Wendy’s leased or owned the land and/or the building for 957 Wendy’s restaurants. Wendy’s also owned 230 and leased 488 properties that were either leased or subleased principally to franchisees as of December 28, 2014. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

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

Wendy’s leases real property generally for initial terms of 15 to 20 years with one or more options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

Due to the concentration of Wendy’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of December 28, 2014, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 28 foreign countries and territories. As of December 28, 2014 and as detailed in “Item 2. Properties,” the 8 leading states by number of operating units were: Florida, Ohio, Texas, Georgia, California, Michigan, Pennsylvania and North Carolina. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

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

Labor is a primary component in the cost of operating our company-owned restaurants. Wendy’s devotes significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages and government-mandated health care benefits), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If the brand is unable to do so, our results of operations could be adversely affected.

The Company, through a subsidiary, has withdrawn from a multiemployer pension plan. Wendy’s assumed an estimated withdrawal liability in the fourth quarter of 2013, but the final withdrawal liability will be determined through discussions with the pension fund administrator.

Prior to the fourth quarter of 2013, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery Company”), a 100% owned subsidiary of Wendy’s, now known as The New Bakery Company, LLC, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan. The Bakery Company remitted contributions based on hours worked by covered, unionized employees pursuant to a collective bargaining agreement that expired on March 31, 2013 and the Rehabilitation Plan adopted by the Union Pension Fund in accordance with the provisions of the Pension Protection Act of 2006 due to the underfunded status of the plan.

In December of 2013, the Bakery Company terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator has acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13.5 million based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. As a result, Wendy’s made payments to the Union Pension Fund totaling $0.7 million during 2014 which were recorded as a reduction to the withdrawal liability. The Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”) filed a charge with the National Labor Relations Board (the “NLRB”) related to the Bakery Company’s withdrawal from the Union Pension Fund. On July 22, 2014, The New Bakery of Zanesville, LLC (“Zanesville”), a 100% owned subsidiary of Wendy’s, and the Union entered into a settlement agreement with the NLRB. The terms of the settlement include an agreement by Zanesville and the Union to recommence negotiations. Zanesville and the Union have recommenced negotiations. Any final withdrawal liability will be determined through discussions between Zanesville and the Union Pension Fund administrator at the conclusion of the negotiations with the Union.

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

We franchise our brand to various franchisees. While we try to ensure that the quality of our brand is maintained by all of our franchisees, we cannot assure that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s restaurant system.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. We cannot assure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

In addition, we cannot assure that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items, require costly modifications to advertising and promotional materials or require us to enter into royalty or licensing agreements. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition.

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

Federal laws, rules and regulations address many aspects of our business, such as franchising, federal ethanol policy, minimum wages and taxes. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. Changes in laws, rules, regulations and governmental policies, including the joint employer standard, could increase our costs and adversely affect our existing and future operations and results.

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are also anticipated to increase our costs and the costs of our franchisees. Our compliance with the PPACA may result in significant modifications to our employment and benefits policies and practices. Wendy’s experienced a modest enrollment in its health plans with newly eligible employees. Because participation in the health plans by newly full-time employees was modest, the cost increases did not result in modifications to our business practices. However, future cost increases may be material and any future modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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

•
a current expectation that more-likely-than-not (i.e., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

•	a significant drop in our stock price.

Based upon future economic and capital market conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred. Further, as a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants, and may incur further losses as the Company continues to sell restaurants under the system optimization initiative.

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

On May 16, 2013, Wendy’s amended and restated its credit agreement, dated May 15, 2012 (the “Restated Credit Agreement”). The Restated Credit Agreement is comprised of a $350.0 million senior secured term loan facility (“Term A Loans”), a partial refinancing of our existing term loan resulting in a $769.4 million senior secured term loan facility (“Term B Loans”) and a $200.0 million senior secured revolving credit facility. The Restated Credit Agreement also contains provisions for an uncommitted increase of up to $275.0 million principal amount of the Term B Loans subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit and allows for liens in the form of cash collateralized letters of credit up to an additional $40.0 million. During 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. Therefore, as of December 28, 2014 and December 29, 2013, there were no amounts outstanding under the revolving credit facility.

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

Wendy’s has a significant amount of debt and debt service requirements. As of December 28, 2014, on a consolidated basis, there was approximately $1.4 billion of outstanding debt.

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

In addition, certain of our subsidiaries also have significant contractual requirements for the purchase of soft drinks. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing, and two guarantees to lenders for franchisees, in connection with the refinancing of a franchisee’s debt and the sale of restaurants to a franchisee. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. Wendy’s has also provided an irrevocable stand-by letter of credit to a lender to support a financing program for franchisees that participate in our Image Activation program. These commitments could have an adverse effect on our liquidity and the ability of our subsidiaries to meet payment obligations.

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

We have announced that we intend to incur substantially more debt. This would exacerbate further the risks associated with our substantial leverage.

We have announced that we intend to incur substantial additional indebtedness, including additional secured indebtedness, in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face would intensify.

To service debt and meet its other cash needs, Wendy’s will require a significant amount of cash, which may not be generated or available to it.

The ability of Wendy’s to make payments on, or repay or refinance, its debt, including the Restated Credit Agreement and any additional debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the Restated Credit Agreement and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt or to fund its or The Wendy’s Company’s dividend and other liquidity needs.

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

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, a director of the Company, beneficially own shares of the Company’s outstanding Common Stock that collectively constitute more than 24% of its total voting power as of February 25, 2015. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

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

The Trian Agreement (other than the provisions relating to the Section 203 Approval and certain miscellaneous provisions that survive the termination of the agreement) terminated pursuant to the termination provisions of the Trian Agreement after funds affiliated with the Covered Persons sold 16.2 million shares of the Company’s Common Stock on January 15, 2014, thereby decreasing the Covered Persons’ beneficial ownership to less than 25% of the outstanding voting power of the Company as of that date. The Covered Persons sold an additional 2.0 million shares of the Company’s Common Stock on February 25, 2014. The terminated provisions of the Trian Agreement included provisions restricting the Covered Persons in the following areas: (i) beneficial ownership of Company voting securities; (ii) solicitation of proxies or submission of a proposal for the vote of stockholders under certain circumstances; (iii) certain affiliate transactions with the Company; and (iv) voting of certain Company voting securities.

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

Certain provisions in the Company’s certificate of incorporation are intended to discourage or delay a hostile takeover of control of the Company. The Company’s certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of its common stock. The preferred stock could be used to discourage, delay or prevent a change in control of the Company that is determined by the Board of Directors to be undesirable. Although the Company has no present intention to issue any shares of preferred stock, it cannot assure that it will not do so in the future.

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

The following table contains information about our principal office facilities as of December 28, 2014:

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
At December 28, 2014, Wendy’s and its franchisees operated 6,515 Wendy’s restaurants. Of the 957 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 444 restaurants, owned the building and held long-term land leases for 310 restaurants and held leases covering land and building for 203 restaurants. Wendy’s land and building leases are generally written for terms of 15 to 20 years with one or more five-year renewal options. In certain lease agreements, Wendy’s has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. As of December 28, 2014, Wendy’s also owned 230 and leased 488 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce buns for Wendy’s restaurants and other outside parties. The buns are distributed to both company-owned and franchised restaurants primarily using the Bakery’s fleet of trucks. As of December 28, 2014, the Bakery employed approximately 320 people at the two facilities that had a combined size of approximately 205,000 square feet.

The location of company-owned and franchised restaurants as of December 28, 2014 is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	96
Alaska	—	7
Arizona	—	94
Arkansas	—	66
California	—	260
Colorado	46	79
Connecticut	—	48
Delaware	—	15
Florida	183	309
Georgia	36	242
Hawaii	—	7
Idaho	—	29
Illinois	90	101
Indiana	5	174
Iowa	—	43
Kansas	—	70
Kentucky	4	137
Louisiana	81	44
Maine	—	19
Maryland	—	108
Massachusetts	80	12
Michigan	—	259
Minnesota	—	64
Mississippi	—	95
Missouri	—	98
Montana	—	15
Nebraska	—	32
Nevada	—	44
New Hampshire	4	21
New Jersey	9	131
New Mexico	—	38
New York	60	153
North Carolina	38	213
North Dakota	—	9
Ohio	72	340
Oklahoma	—	35
Oregon	—	47
Pennsylvania	69	190
Rhode Island	7	10
South Carolina	—	126
South Dakota	—	9
Tennessee	—	183
Texas	2	371
Utah	—	83
Vermont	—	4
Virginia	48	169
Washington	—	71
West Virginia	21	50
Wisconsin	—	58
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	855	4,895
Canada	102	260
North America subtotal	957	5,155

	Wendy’s
Country/Territory	Company	Franchise
Argentina	—	4
Aruba	—	4
Bahamas	—	11
Costa Rica	—	10
Curacao	—	1
Dominican Republic	—	10
Ecuador	—	1
El Salvador	—	17
Georgia	—	4
Grand Cayman Islands	—	2
Guam	—	4
Guatemala	—	14
Honduras	—	26
Indonesia	—	34
Jamaica	—	5
Japan	—	2
Malaysia	—	9
Mexico	—	24
New Zealand	—	21
Panama	—	8
Philippines	—	44
Puerto Rico	—	78
Singapore	—	9
Trinidad and Tobago	—	6
United Arab Emirates	—	18
Venezuela	—	35
U. S. Virgin Islands	—	2
International subtotal	—	403
Grand total	957	5,558

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2014
First Quarter ended March 30	$10.19	$8.40
Second Quarter ended June 29	9.18	8.07
Third Quarter ended September 28	8.65	7.88
Fourth Quarter ended December 28	8.99	7.61

2013
First Quarter ended March 31	$5.95	$4.68
Second Quarter ended June 30	6.23	5.28
Third Quarter ended September 29	8.75	5.84
Fourth Quarter ended December 29	9.51	7.85

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

For the first two quarters of the 2013 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.04 per share on its common stock. For the third and fourth quarters of the 2013 fiscal year and first three quarters of the 2014 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.05 per share of common stock. For the fourth quarter of the 2014 fiscal year, The Wendy’s Company paid a quarterly cash dividend of $0.055 per share of common stock.

During the first quarter of 2015, The Wendy’s Company declared a dividend of $0.055 per share to be paid on March 16, 2015 to shareholders of record as of March 2, 2015. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as The Wendy’s Company’s earnings, financial condition, cash requirements and other factors.

As of February 18, 2015, there were approximately 31,086 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2014:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 29, 2014 through November 2, 2014	942,538	$7.83	940,562	$78,718,267
November 3, 2014 through November 30, 2014	325,745	$8.52	306,900	$76,111,478
December 1, 2014 through December 28, 2014	14,207	$8.63	—	$76,111,478
Total	1,282,490	$8.01	1,247,462	$76,111,478

(1)
Includes 35,028 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In August 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible.

Subsequent to December 28, 2014 through February 18, 2015, the Company repurchased 0.5 million shares with an aggregate purchase price of $6.0 million, excluding commissions.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2)
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011

	(In millions, except per share amounts)
Sales (3)	$1,670.3	$2,165.8	$2,198.3	$2,126.6	$2,079.1
Franchise revenues (3)	390.8	321.6	306.9	304.8	296.3
Revenues	2,061.1	2,487.4	2,505.2	2,431.4	2,375.4
Cost of sales (3)	1,400.8	1,839.7	1,881.2	1,816.1	1,757.0
Facilities action (income) charges, net (4)	(29.1)	10.9	41.0	45.7	—
Impairment of long-lived assets (5)	11.0	15.9	21.1	12.9	26.3
Impairment of goodwill (6)	—	9.4	—	—	—
Operating profit	251.5	135.1	122.7	137.1	150.4
Loss on early extinguishment of debt (7)	—	(28.6)	(75.1)	—	(26.2)
Investment income, net (8)	1.2	23.6	36.3	0.5	5.3
Income from continuing operations	121.4	44.9	8.0	17.9	18.1
Net (loss) income from discontinued operations (9)	—	(0.3)	1.5	(8.0)	(22.4)
Net loss (income) attributable to noncontrolling interests (10)	—	0.9	(2.4)	—	—
Net income (loss) attributable to The Wendy’s Company	$121.4	$45.5	$7.1	$9.9	$(4.3)
Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.33	$.12	$.02	$.04	$.04
Discontinued operations	—	—	—	(.02)	(.05)
Net income (loss)	$.33	$.12	$.02	$.02	$(.01)
Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.32	$.11	$.02	$.04	$.04
Discontinued operations	—	—	—	(.02)	(.05)
Net income (loss)	$.32	$.11	$.02	$.02	$(.01)
Dividends per share	$.21	$.18	$.10	$.08	$.07
Weighted average diluted shares outstanding	376.2	398.7	392.1	407.2	427.2

	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
			(In millions)
Working capital	$221.9	$572.9	$423.0	$398.7	$333.3
Properties	1,271.2	1,165.5	1,250.3	1,192.2	1,551.3
Total assets	4,145.8	4,363.0	4,303.2	4,289.1	4,732.7
Long-term debt, including current portion	1,448.1	1,463.8	1,457.6	1,357.0	1,572.4
Stockholders’ equity	$1,717.6	$1,929.5	$1,985.9	$1,996.1	$2,163.2
_______________

(1)
The Wendy’s Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Each of The Wendy’s Company’s fiscal years presented above contained 52 weeks. All references to years relate to fiscal years rather than calendar years.

(2)
On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations. Balance sheet information for the period prior to January 1, 2012 includes Arby’s.

(3)
The decline in sales and cost of sales and the related increase in franchise revenues in 2014 and 2013 is primarily a result of the sale of Wendy’s company-owned restaurants to franchisees under our system optimization initiative which began in 2013. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein for further discussion.

(4)
Facilities action (income) charges, net includes the impact of (1) Wendy’s system optimization initiative, (2) Wendy’s G&A realignment plan, (3) the relocation of the Company’s Atlanta restaurant support center to Ohio, (4) the discontinuation of the breakfast daypart at certain restaurants and (5) the sale of Arby’s. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(5)
Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the deterioration in operating performance of certain restaurants, additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and the closure of company-owned restaurants and (2) company-owned aircraft to reflect at fair value. Additionally, in 2014 we recorded impairment on long-lived assets as a result of the determination the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants which were not included in our system optimization initiative. See Note 15 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(6)
Impairment of goodwill in 2013 represents impairment of our international franchise restaurants goodwill reporting unit. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)
Loss on early extinguishment of debt primarily relates to the refinancing, redemption and repayment of long-term debt. See Note 10 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(8)
Investment income, net includes the effect of dividends received from our investment in Arby’s during 2013 and 2012 and the gain on the sale of our investment in Jurlique during 2012. See Note 16 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
(Loss) income from discontinued operations, in all periods presented, relates to the sale of Arby’s and related post-closing adjustments. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)
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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2014” or “2014,” (2) “the year ended December 29, 2013” or “2013,” and (3) “the year ended December 30, 2012” or “2012,” all of which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Continuing Business

As of December 28, 2014, the Wendy’s restaurant system was comprised of 6,515 restaurants, of which 957 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs and weather. Increased commodity costs negatively affected our cost of food during 2014, 2013 and 2012 as well as our cost of paper during 2012.

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

Wendy’s revenues for 2014 include: (1) $1,608.5 million of sales at company-owned restaurants, (2) $61.8 million of sales from our company-owned bakery and (3) $308.7 million of royalty revenue, $68.8 million of rental income and $13.3 million of franchise fees from franchisees. In 2014, substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues.

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
We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Sales and cost of sales exclude amounts related to the bakery. Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

•	Systemwide Sales
Systemwide sales is a non-GAAP financial measure, which includes sales by both company-owned restaurants and North America franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants in North America. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes systemwide sales data is useful in assessing consumer demand for the Company’s products, the overall success of the Wendy’s brand and, ultimately, the performance of the Company. The Company’s royalty revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty revenues and therefore on the Company’s profitability.

•	North America Restaurant Average Unit Volumes
We calculate North America company-owned restaurant average unit volumes by summing the average weekly sales of all company-owned restaurants in North America which reported sales during the week.

North America franchised restaurant average unit volumes is a non-GAAP financial measure, which includes sales by franchised restaurants, which are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants in North America. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes North America franchised restaurant average unit volumes is useful information for the same reasons described above for “Systemwide Sales.” We calculate North America franchised restaurant average unit volumes by summing the average weekly sales of all franchised restaurants in North America which reported sales during the week.

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which included a plan to sell approximately 425 U.S. company-owned restaurants to franchisees. The Company completed this plan during the first quarter of 2014 with the sale of 174 U.S. company-owned restaurants to franchisees, bringing the aggregate total to 418 during 2013 and 2014. This initiative also included the consolidation of regional and divisional territories which was substantially completed by the end of the second quarter of 2014.

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees as part of its ongoing system optimization initiative, which it now anticipates completing by the end of the second quarter of 2015. During the second half of 2014, the Company completed the sale of 29 Canadian restaurants and classified its remaining Canadian restaurants’ assets that will be sold as held for sale.

As a result of the system optimization initiative, the Company has recorded losses of $8.6 million and $20.5 million in 2014 and 2013, respectively, on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). In addition, the Company has recognized costs related to the system optimization initiative of $19.0 million and $31.1 million in 2014 and 2013, respectively, which primarily included severance and related employee costs, accelerated depreciation and amortization, professional fees and share-based compensation. These costs have been substantially offset by net gains recognized on sales of restaurants of $69.6 million and $46.7 million in 2014 and 2013, respectively, all of which were recorded to “Facilities action (income) charges, net” in our consolidated statements of operations.

The Company anticipates recognizing additional system optimization related costs through the second quarter of 2015 of approximately $1.0 million, which include severance and related employee costs and professional fees. The Company is unable to estimate any gains or losses or System Optimization Remeasurement resulting from future sales of its Canadian restaurants. The Company plans to retain its ownership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of The TDL Marks Corporation.)

In February 2015, the Company announced plans to sell approximately 500 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016, as part of its ongoing system optimization initiative. As a result, the Company anticipates recognizing additional System Optimization Remeasurement. However, the Company cannot estimate such charges or any gains or losses resulting from future sales of its restaurants.

G&A Realignment

As announced in November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio. As a result, the Company recorded a $12.9 million charge to “Facilities action (income) charges, net” during the fourth quarter of 2014, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $11.5 million to $13.5 million during the first half of 2015, comprised of severance and related employee costs of $2.5 million, recruitment and relocation costs of $5.0 million for the reinvestment in resources to drive long-term growth and share-based compensation of $4.0 million to $6.0 million. The Company anticipates this initiative will be substantially completed by the end of the second quarter of 2015.

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) to ARG IH Corporation (“Buyer”), a wholly-owned subsidiary of ARG Holding Corporation (“Buyer Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of Buyer Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million.

We received a $40.1 million dividend from our investment in Arby’s in 2013, of which $21.1 million was recognized in “Investment income, net” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. During 2012, we received a $4.6 million dividend from our investment in Arby’s, which was included in “Investment income, net.”

Related Party Transactions

Supply Chain Relationship Agreement

Wendy’s has a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees which establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada.

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $1.5 million, $3.3 million and $2.5 million in 2014, 2013 and 2012, respectively, which are included as a reduction of “Cost of sales.”

Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $0.2 million. There is currently one one-year renewal option remaining under this lease.

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

In 2012, we reflected net income attributable to noncontrolling interests of $2.4 million, net of an income tax benefit of $1.3 million, in connection with the equity and profit interests discussed below. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided our Chairman, who was also our then Chief Executive Officer, and our Vice Chairman, who was our then President and Chief Operating Officer (the “Former Executives”), and certain other former employees, equity and profit interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3.7 million in 2012 to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives.

Sublease of New York Office Space

In July 2008 and July 2007, The Wendy’s Company entered into agreements under which a management company formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”) subleased (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters. During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent. Under the terms of the amended sublease, which expired in May 2012, the Management Company paid rent to The Wendy’s Company in an amount that covered substantially all of the Company’s rent obligations under the prime lease for the subleased space.

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

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and the years 2013 and 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. The Management Company paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.4 million, $1.4 million and $1.2 million during 2014, 2013 and 2012, respectively.

TimWen lease and management fee payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $6.3 million during 2014 and $6.9 million during both 2013 and 2012 under such leases, which have been included in “Costs of sales.” Wendy’s subleases some of the restaurant facilities to franchisees and they pay TimWen directly. During 2014, the Company began correctly recording rental income and lease expense on a gross basis versus net to properly reflect Wendy’s subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. The Company’s previously reported rental income in “Franchise revenues” and lease expense in “Other operating expense, net” for 2013 and 2012 were both understated by $7.5 million and $7.7 million, respectively. The effect of the offsetting understatements on the consolidated statements of operations for 2013 and 2012 was not material to franchise revenues or other operating expense, net and had no impact on operating profit or net income.

In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.2 million during 2014 and $0.3 million during both 2013 and 2012, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchise Image Activation Incentive Programs

In 2014, Wendy’s announced incentive programs for 2015, 2016 and 2017 for franchisees that commence Image Activation restaurant remodels during those years. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending on the type of remodel.
Wendy’s also had incentive programs that included reductions in royalty payments in 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013. The Company recognized expense of $4.4 million and $9.2 million for cash incentives in “General and administrative” during 2014 and 2013, respectively.

Franchisee Image Activation Financing Program

In addition to the Image Activation incentive programs described above, Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s has provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013.

Results of Operations

As a result of the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” Arby’s results of operations for all periods presented and the loss on sale have been included in “Net (loss) income from discontinued operations” in the table below.

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 (except average unit volumes, which are in thousands).

	2014		2013		2012
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$1,670.3	$(495.5)	$2,165.8	$(32.5)	$2,198.3
Franchise revenues	390.8	69.2	321.6	14.7	306.9
	2,061.1	(426.3)	2,487.4	(17.8)	2,505.2
Costs and expenses:
Cost of sales	1,400.8	(438.9)	1,839.7	(41.5)	1,881.2
General and administrative	263.3	(30.5)	293.8	6.0	287.8
Depreciation and amortization	159.4	(23.0)	182.4	35.4	147.0
Facilities action (income) charges, net	(29.1)	(40.0)	10.9	(30.1)	41.0
Impairment of long-lived assets	11.0	(4.9)	15.9	(5.2)	21.1
Impairment of goodwill	—	(9.4)	9.4	9.4	—
Other operating expense, net	4.2	4.0	0.2	(4.2)	4.4
	1,809.6	(542.7)	2,352.3	(30.2)	2,382.5
Operating profit	251.5	116.4	135.1	12.4	122.7
Interest expense	(52.2)	16.8	(69.0)	29.6	(98.6)
Loss on early extinguishment of debt	—	28.6	(28.6)	46.5	(75.1)
Investment income, net	1.2	(22.4)	23.6	(12.7)	36.3
Other income (expense), net	0.8	2.8	(2.0)	(3.6)	1.6
Income (loss) from continuing operations before income taxes and noncontrolling interests	201.3	142.2	59.1	72.2	(13.1)
(Provision for) benefit from income taxes	(79.9)	(65.7)	(14.2)	(35.3)	21.1
Income from continuing operations	121.4	76.5	44.9	36.9	8.0
Net (loss) income from discontinued operations	—	0.3	(0.3)	(1.8)	1.5
Net income	121.4	76.8	44.6	35.1	9.5
Net loss (income) attributable to noncontrolling interests	—	(0.9)	0.9	3.3	(2.4)
Net income attributable to The Wendy’s Company	$121.4	$75.9	$45.5	$38.4	$7.1

	2014		2013		2012
Sales:
Wendy’s	$1,608.5		$2,102.9		$2,129.3
Bakery	61.8		62.9		69.0
Total sales	$1,670.3		$2,165.8		$2,198.3

	2014		2013		2012
Franchise revenues:
Royalty revenue	$308.7		$285.9		$282.6
Rental income	68.8		27.4		21.8
Franchise fees	13.3		8.3		2.5
Total franchise revenues	$390.8		$321.6		$306.9

	2014	% of Sales	2013	% of Sales	2012	% of Sales
Cost of sales:
Wendy’s
Food and paper	$525.6	32.7%	$690.0	32.8%	$707.3	33.2%
Restaurant labor	466.8	29.0%	623.6	29.7%	641.3	30.1%
Occupancy, advertising and other operating costs	362.7	22.5%	467.3	22.2%	483.6	22.7%
Total cost of sales	1,355.1	84.2%	1,780.9	84.7%	1,832.2	86.0%
Bakery and other (a)	45.7		58.8		49.0
Total cost of sales	$1,400.8		$1,839.7		$1,881.2

	2014	2013	2012
Margin $:
Wendy’s	$253.4	$322.0	$297.1
Bakery and other (a)	16.1	4.1	20.0
Total margin	$269.5	$326.1	$317.1

Wendy’s restaurant margin %	15.8%	15.3%	14.0%
________________

(a)
2013 includes a $13.5 million charge resulting from our company-owned bakery’s withdrawal from a multiemployer pension plan in the fourth quarter. See Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

The table below presents key business measures which are defined and further discussed in the “Executive Overview” section included here-in.

	2014	2013	2012
Key business measures:
North America same-restaurant sales:
Company-owned restaurants	2.3%	1.9%	1.6%
Franchised restaurants	1.5%	1.7%	1.6%
Systemwide	1.6%	1.8%	1.6%

Total same-restaurant sales:
Company-owned restaurants	2.3%	1.9%	1.6%
Franchised restaurants (a)	1.9%	1.8%	1.7%
Systemwide (a)	1.9%	1.8%	1.7%

Systemwide sales:
Company-owned restaurants	$1,608.5	$2,102.9	$2,129.3
North America franchised restaurants	7,465.6	6,865.5	6,723.0

North America restaurant average unit volumes (in thousands):
Company-owned restaurants	$1,593.4	$1,514.0	$1,483.8
Franchised restaurants	1,468.3	1,442.1	1,411.4
________________

(a)	Includes international franchised restaurants same-restaurant sales.

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2012	1,427	5,133	6,560
Opened	26	76	102
Closed	(27)	(78)	(105)
Net (sold to) purchased by franchisees	(243)	243	—
Restaurant count at December 29, 2013	1,183	5,374	6,557
Opened	16	87	103
Closed	(32)	(113)	(145)
Net (sold to) purchased by franchisees	(210)	210	—
Restaurant count at December 28, 2014	957	5,558	6,515

Sales	Change
	2014	2013
Wendy’s	$(494.4)	$(26.4)
Bakery and other	(1.1)	(6.1)
	$(495.5)	$(32.5)

The decrease in sales in 2014 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative during the fourth quarter of 2013 and thereafter, which resulted in a reduction in sales of $499.5 million. Company-owned same-restaurant sales during 2014 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. However, sales during 2014 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program, which are excluded from same-restaurant sales. Sales during 2014 were also negatively impacted by $15.5 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

The decrease in sales in 2013 was primarily due to the impact of Wendy’s company-owned restaurants closed or sold, including under our system optimization initiative, during the fourth quarter of 2012 and thereafter, which resulted in a reduction in sales of $116.1 million. This decrease in sales was partially offset by incremental sales of $74.2 million from locations opened or acquired during that same time period. Sales during 2013 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to a benefit from strategic price increases on our menu items and changes in the composition of our sales. Sales during 2013 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program. Sales were also negatively impacted by $7.2 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Revenues	Change
	2014	2013
Royalty revenues	$22.8	$3.3
Rental income	41.4	5.6
Franchise fees	5.0	5.8
	$69.2	$14.7

The increase in franchise revenues during 2014 was primarily due to increases in rental income and initial franchise fees resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during 2014 compared to 2013. Royalty revenue was also positively impacted by a 1.9% increase in franchise same-restaurant sales. We believe franchise same-restaurant sales were lower than company-owned same-restaurant sales due to fewer franchise Image Activation restaurants in operation during 2014.

The increase in franchise revenues during 2013 was due to an increase in franchise restaurant same-restaurant sales of 1.8% which we believe was primarily impacted by the same factors described above for company-owned restaurants. Franchise revenues were also positively impacted by initial franchise fees and rental income recognized as a result of our system optimization initiative.

Cost of Sales	Change
	2014	2013
Food and paper	(0.1)%	(0.4)%
Restaurant labor	(0.7)%	(0.4)%
Occupancy, advertising and other operating costs	0.3%	(0.5)%
	(0.5)%	(1.3)%

The decrease in cost of sales, as a percent of sales, during 2014 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, this decrease in cost was partially offset by increased commodity costs, primarily from higher beef prices and the impact of a decrease in customer count on certain fixed operating costs.

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

General and Administrative	Change
	2014	2013
Employee compensation and related expenses	$(15.0)	$(12.8)
Incentive compensation	(13.9)	11.9
Franchise incentives	(4.9)	3.6
Severance expense	(3.8)	2.9
Share-based compensation	5.9	7.0
Other, net	1.2	(6.6)
	$(30.5)	$6.0

The decrease in general and administrative expenses during 2014 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of the consolidation of regional and divisional territories as part of our system optimization initiative, (2) incentive compensation accruals due to weaker operating performance as compared to plan in 2014 versus 2013, (3) franchise incentives due to lower cash incentives offered under our 2014 Image Activation incentive program compared to our 2013 program and (4) severance expense primarily as a result of a separation agreement with an executive in 2013. These decreases were partially offset by an increase in share-based compensation as a result of awards granted and timing of expense recognition.

The increase in general and administrative expenses in 2013 was primarily due to increases in (1) incentive compensation accruals due to stronger operating performance as compared to plan in 2013 versus 2012, (2) share-based compensation as a result of awards granted and timing of expense recognition, (3) franchise incentives resulting from our 2013 Image Activation incentive program and (4) severance expense primarily as a result of the terms of a separation agreement with an executive. These increases were partially offset by a decrease in employee compensation and related expenses primarily due to changes in staffing.

Depreciation and Amortization	Change
	2014	2013
Restaurants	$(18.5)	$36.6
Corporate and other	(4.5)	(1.2)
	$(23.0)	$35.4

The decrease in restaurant depreciation and amortization during 2014 was primarily due to decreases in (1) depreciation of assets sold under our system optimization initiative of $11.7 million and (2) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $18.8 million. These decreases were partially offset by an increase in restaurant depreciation and amortization of $9.0 million during 2014 on new and reimaged Image Activation restaurants. Corporate and other depreciation expense decreased primarily due to the sale of our aircraft during 2014 and reduced depreciation on assets at our Canadian corporate location in connection with our system optimization initiative.

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

Facilities Action (Income) Charges, Net	Year Ended
	2014	2013	2012
System optimization initiative	$(42.0)	$4.9	$—
G&A realignment	12.9	—	—
Facilities relocation and other transition costs	—	4.6	29.0
Breakfast discontinuation	—	1.1	10.6
Arby’s transaction related costs	—	0.3	1.4
	$(29.1)	$10.9	$41.0

During 2014 and 2013, the Company sold 203 and 244 company-owned restaurants to franchisees, respectively, which resulted in net gains of $69.6 million and $46.7 million, respectively, under its system optimization initiative. In 2014, the net gain was partially offset by costs primarily including (1) System Optimization Remeasurement of $8.6 million, (2) severance and related employee costs of $7.6 million, (3) share-based compensation expense of $3.8 million and (4) professional fees of $3.4 million. In 2013, the net gain was more than offset by costs primarily including (1) System Optimization Remeasurement of $20.5 million, (2) accelerated amortization of previously acquired franchise rights in territories that were sold of $16.9 million and (3) severance and related employee costs of $9.7 million.

In connection with the Company’s announcement in November 2014 to reduce its general and administrative expenses, it initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio. As a result, the Company recorded costs aggregating $12.9 million, which primarily included severance and related employee costs.

During 2013 and 2012, the Company incurred facilities relocation and other transition costs aggregating $4.6 million and $29.0 million, respectively, related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012. Costs during 2013 and 2012 primarily related to severance, retention and other payroll costs, relocation, consulting and professional fees and costs associated with the closure of the Atlanta restaurant support center.

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

During 2013 and 2012, the Company recorded transaction related costs aggregating $0.3 million and $1.4 million, respectively, as a result of the sale of Arby’s in July 2011.

Impairment of Long-Lived Assets	Change
	2014	2013
Restaurants, primarily properties	$0.4	$(8.9)
Aircraft	(5.3)	3.7
	$(4.9)	$(5.2)

The changes in restaurant impairment charges during 2014 and 2013 were primarily due to the level of impairment charges taken on properties at underperforming locations. Impairment charges primarily include charges on restaurant level assets resulting from a continued decline in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. Additionally, in 2014 our impairment losses included $3.4 million from the remeasurement of long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants which were not included in our system optimization initiative.

During the first quarter of 2012, impairment losses of $1.6 million were recorded to reflect a company-owned aircraft at fair value as a result of classifying the aircraft as held for sale. Subsequently, during the second quarter of 2012, the Company decided to lease the aircraft and as a result reclassified the aircraft to held and used. During 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $5.3 million to reflect the aircraft at fair value based on current market values. The aircraft were sold during 2014 resulting in a net loss of $0.3 million.

Impairment of Goodwill

In 2013, our annual goodwill impairment test resulted in an impairment charge of $9.4 million, which represented all of the goodwill recorded for our international franchise restaurants reporting unit. In 2014, 2013 and 2012, we concluded there was no impairment of goodwill for our North America company-owned and franchise restaurants reporting unit.

Other Operating Expense, Net	Year Ended
	2014	2013	2012
Lease expense	$37.8	$13.6	$11.6
Gain on dispositions, net	(21.9)	(4.7)	—
Equity in earnings in joint ventures, net	(10.2)	(9.7)	(8.7)
Other	(1.5)	1.0	1.5
	$4.2	$0.2	$4.4

The increase in other operating expense, net during 2014 was primarily due to an increase in lease expense resulting from the subleasing of properties to franchisees. Lease expense on such properties, which were part of our system optimization initiative, had been previously recorded in cost of sales. This increase in expense was partially offset by an increase in net gains on dispositions, which were not included in our system optimization initiative. The increase in net gains on dispositions was primarily from sales of company-owned restaurants to franchisees during 2014.

The decrease in other operating expense, net during 2013 was primarily due to net gains on dispositions primarily from sales of surplus properties.

Interest Expense	Change
	2014	2013
6.20% Senior Notes	$(11.1)	$(2.0)
Term loans	(5.1)	2.0
Senior Notes	—	(29.0)
Other, net	(0.6)	(0.6)
	$(16.8)	$(29.6)

The decrease in interest expense during 2014 was primarily due to the redemption of the Wendy’s 6.20% Senior Notes (the “6.20% Senior Notes”) in October 2013 and lower effective interest rates on the current term loans compared to the prior term loan as a result of amending the Credit Agreement dated May 15, 2012 (the “Credit Agreement”) on May 16, 2013 (the “Restated Credit Agreement”). This decrease in interest expense was partially offset by the effect of higher weighted average principal amounts outstanding on the term loans during 2014 compared to 2013.

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

Loss on Early Extinguishment of Debt

During 2013, Wendy’s incurred a loss on the early extinguishment of debt as a result of (1) refinancing its Credit Agreement on May 16, 2013 and (2) redeeming the 6.20% Senior Notes on October 24, 2013 and terminating the related interest rate swaps, as follows:

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

During 2012, the Company incurred a loss on the early extinguishment of debt related to the repayment of debt with the proceeds of the 2012 term loan under the Credit Agreement, as follows:

Year Ended
2012
Premium payment to redeem/purchase the Senior Notes	$43.2
Unaccreted discount on the Senior Notes	9.3
Deferred costs associated with the Senior Notes	12.4
Unaccreted discount on the 2010 term loan	1.7
Deferred costs associated with the 2010 term loan	8.5
Loss on early extinguishment of debt	$75.1

Investment Income, Net	Change
	2014	2013
Sale of investments, net	$1.7	$(28.6)
Distributions, including dividends	(23.9)	15.7
Other, net	(0.2)	0.2
	$(22.4)	$(12.7)

The decrease in distributions, including dividends in 2014 and the corresponding increase in distributions, including dividends in 2013 was primarily a result of a $40.1 million dividend we received from our investment in Arby’s during 2013, of which $21.1 million was recognized in investment income, net with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. The increase in distributions, including dividends in 2013 was more than offset by a decrease in net gains on the sale of investments due to the recording of a $27.4 million gain in 2012 on the sale of our investment in Jurlique, which included a loss of $2.9 million on the related settlement of the derivative transaction.

(Provision for) Benefit from Income Taxes	Change
	2014	2013
Federal and state (provision) benefit on variance in income (loss) from continuing operations before income taxes and noncontrolling interests	$(59.7)	$(32.2)
Valuation allowances	(11.2)	14.2
Non-deductible goodwill on dispositions	(4.5)	—
Federal employment tax credits	(2.3)	3.4
System optimization initiative	7.7	(12.6)
Non-deductible international goodwill impairment	3.1	(3.1)
Foreign and U.S. tax effects of foreign operations	1.2	2.5
Corrections related to prior years’ tax matters	—	(7.6)
Other	—	0.1
	$(65.7)	$(35.3)

Our income taxes in 2014, 2013 and 2012 were impacted by variations in income from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) valuation allowances decreased in 2013 primarily as a result of changes in expected future state taxable income available to offset certain state net operating loss carryforwards, (2) non-deductible goodwill included in the gain on sale of restaurants in 2014 not included in our system optimization initiative of $4.5 million, (3) non-deductible goodwill included in the gain on sale of restaurants in connection with our system optimization initiative of $4.9 million and $7.5 million in 2014 and 2013, respectively, and a related increase in net deferred state taxes of $5.1 million in 2013 and (4) certain corrections in 2012 related to tax matters in prior years for the effects of tax depreciation in states that do not follow federal law of $3.3 million, the effects of a one-time federal employment tax credit of $2.2 million and a correction to certain deferred tax assets and liabilities of $2.1 million.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations related to our sale of Arby’s includes (loss) income from discontinued operations of $(0.3) million and $2.0 million in 2013 and 2012, respectively, net of a benefit from income taxes of $0.2 million and $1.0 million, respectively. Net income from discontinued operations in 2012 also includes a loss on disposal of $0.5 million net of a benefit from income taxes of $0.3 million.

Net Loss (Income) Attributable to Noncontrolling Interests

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. We have reflected a net loss attributable to noncontrolling interests of $0.9 million in 2013 as a result of the consolidation of the Japan JV in the second quarter of 2013. Prior to the consolidation, the Japan JV was accounted for as an equity method investment and we reported our 49% share of the net loss of the Japan JV in “Other operating expense, net.” On December 27, 2013, Wendy’s transferred its interest in the Japan JV to Higa Industries, Ltd. for nominal consideration, terminating the joint venture, and establishing the Japan JV as a wholly-owned entity of the Higa Partners. Therefore, Wendy’s deconsolidated the Japan JV and recognized a loss of $1.7 million in 2013, which was included in “Other operating expense, net.”

Jurl, a 99.7% owned subsidiary, completed the sale of our investment in Jurlique in February 2012. In 2012, we reflected net income attributable to noncontrolling interests of $2.4 million, net of an income tax benefit of $1.3 million, in connection with the equity and profit interests discussed below. As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

Prior to 2009 when our predecessor entity was a diversified company active in investments, we had provided the Former Executives and certain other former employees, equity and profit interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3.7 million in 2012 to Jurl’s minority shareholders, including approximately $2.3 million to the Former Executives.

Outlook for 2015

Sales

We expect that sales will be favorably impacted primarily by improving our North America business through continuing core menu improvement, product innovation and focused execution of operational excellence and brand positioning. We will support these growth opportunities through our Image Activation program which includes approximately 20 new restaurants and the reimaging of approximately 150 restaurants during 2015. The impact of Wendy’s restaurants sold in 2014 and expected to be sold under our ongoing system optimization initiative in 2015 will continue to have a negative impact on sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants will continue to be generally impacted by factors described above under “Sales” related to the improvements in the North America business. The impact of franchisees purchasing company-owned restaurants under our system optimization initiative will continue to result in increased franchise royalties and rental income.

Cost of Sales

We expect cost of sales, as a percent of sales, will be favorably impacted by the same factors described above for sales. However, we expect cost of sales, as a percentage of sales, to be negatively impacted by an increase in commodity costs, driven primarily by higher beef costs.

Depreciation and Amortization

We expect our depreciation and amortization will increase slightly in 2015 primarily as a result of technology investments and increases in accelerated depreciation and depreciation for new and reimaged restaurants resulting from our Image Activation program. These increases are expected to be substantially offset by a decrease in depreciation and amortization from reducing our mix of company-owned restaurants to franchise restaurants through our system optimization initiative.

Interest Expense

We expect that our interest expense will increase in 2015 due to anticipated increases in interest rates and the impact of our cash flow hedges which become effective on June 30, 2015.

Liquidity and Capital Resources

The tables included throughout Liquidity and Capital Resources present dollars in millions.

Sources and Uses of Cash

2014 Compared with 2013

Cash provided by operating activities decreased $75.1 million during 2014 as compared to 2013, primarily due to changes in our net income and non-cash items as well as the following:

•
a $47.6 million unfavorable impact in accrued expenses and other current liabilities for the comparable periods. This unfavorable impact was primarily due to (1) a decrease in the incentive compensation accrual for the 2014 fiscal year due to weaker operating performance as compared to plan in 2014 versus 2013, as well as an increase in payments for the 2013 fiscal year, (2) an increase in income tax payments, net of refunds and (3) an increase in franchise incentive payments and a decrease in the accrual for our Image Activation franchise incentive programs. These unfavorable changes were partially offset by a decrease in interest payments primarily resulting from the redemption of the 6.20% Senior Notes in October 2013 and lower effective interest rates on our term loans due to the effect of the Restated Credit Agreement in May 2013.

Additionally in 2013, we received a cash dividend of $40.1 million from our investment in Arby’s, of which $21.1 million was recognized in income, with the remainder recorded as a reduction to the carrying value of our investment, as discussed below.

Cash used in investing activities increased $111.1 million during 2014 as compared to 2013, primarily due to the following:

•	an increase of $74.2 million in capital expenditures primarily for our Image Activation program;

•	an increase in cash used for acquisitions of franchised restaurants of $49.3 million;

•
a decrease of $20.6 million in cash provided by investment activities, net due to the dividend received from Arby’s in 2013, of which $19.0 million was recorded as a return of our investment; partially offset by

•	a favorable change in restricted cash of $20.3 million related to cash collateral for outstanding letters of credit; and

•	an increase of $12.3 million in proceeds from dispositions primarily related to our system optimization initiative.

Cash used in financing activities increased $251.7 million during 2014 as compared to 2013, primarily due to the following:

•	an increase in repurchases of common stock of $231.9 million;

•	a net increase in cash used for long-term debt activities of $12.7 million;

•	a decrease in proceeds from the exercise of stock options of $11.6 million; and

•	an increase in dividend payments of $4.4 million.

The net cash used in our business before the effect of exchange rate changes on cash was $307.6 million.

2013 Compared with 2012

Cash provided by operating activities increased $139.4 million during 2013 as compared to 2012, primarily due to changes in our net income and non-cash items as well as the following:

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

Additionally in 2013, we received a cash dividend from our investment in Arby’s, of which $21.1 million was recognized in income, with the remainder recorded as a reduction to the carrying value of our investment.

Cash used in investing activities decreased $112.7 million during 2013 as compared to 2012, primarily due to the following:

•	an increase of $128.1 million in proceeds from dispositions primarily related to our system optimization initiative;

•	a decrease in cash used for acquisitions of franchised restaurants of $36.0 million; partially offset by

•	an increase of $26.7 million in capital expenditures primarily for our Image Activation program; and

•	an increase in restricted cash of $18.6 million related to cash collateral for outstanding letters of credit.

Cash used in financing activities increased $98.8 million during 2013 as compared to 2012, primarily due to the following:

•	repurchases of common stock of $69.3 million during 2013;

•	an increase in dividend payments of $31.6 million;

•	a net increase in cash used for long-term debt activities of $36.4 million resulting from our 2012 and 2013 refinancings; partially offset by

•	an increase in proceeds from the exercise of stock options of $34.6 million.

The net cash provided by our business before the effect of exchange rate changes on cash was approximately $130.3 million.

Sources and Uses of Cash for 2015

Our anticipated consolidated sources of cash and cash requirements for 2015 exclusive of operating cash flow requirements consist principally of:

•	capital expenditures of approximately $270.0 million as discussed below in “Capital Expenditures;”

•	quarterly cash dividends aggregating up to approximately $80.9 million as discussed below in “Dividends;”

•	potential stock repurchases of up to $76.1 million, of which $6.0 million was repurchased subsequent to December 28, 2014 through February 18, 2015 as discussed below in “Stock Repurchases;”

•	restaurant dispositions under our system optimization initiative;

•	potential restaurant acquisitions; and

•	the impact, as well as the cost, of any potential financing activities, including the Company’s announced intent to recapitalize its balance sheet.

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Capitalization

Year End
2014
Long-term debt, including current portion	$1,448.1
Stockholders’ equity	1,717.6
$3,165.7

The Wendy’s Company’s total capitalization at December 28, 2014 decreased $227.6 million from $3,393.3 million at December 29, 2013 and was impacted principally by the following:

•	stock repurchases of $301.2 million;

•	dividends paid of $75.1 million;

•	repayments of long-term debt of $38.4 million; partially offset by

•	comprehensive income of $100.5 million; and

•	treasury share issuances of $31.3 million for exercises and vestings of share-based compensation awards.

Long-Term Debt, Including Current Portion

Year End
2014
Term A Loans	$541.7
Term B Loans	759.8
7% debentures	85.8
Capital lease obligations	60.8
Total long-term debt, including current portion	$1,448.1

There were no material changes to the terms of any debt obligations since December 29, 2013. See Note 10 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our long-term debt obligations.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 28, 2014:

	Fiscal Years
	2015	2016-2017	2018-2019	After 2019	Total
Long-term debt obligations (a)	$105.7	$234.4	$1,194.6	$142.0	$1,676.7
Capital lease obligations (b)	7.6	13.6	15.3	107.1	143.6
Operating lease obligations (c)	70.1	127.9	120.9	787.3	1,106.2
Purchase obligations (d)	67.4	19.5	10.8	11.9	109.6
Other	16.4	5.0	1.4	0.3	23.1
Total (e)	$267.2	$400.4	$1,343.0	$1,048.6	$3,059.2
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $275.2 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s merger.

(b)	Excludes related sublease rental receipts of $173.3 million on capital lease obligations. The table includes interest of approximately $82.8 million for capital lease obligations.

(c)	Represents the minimum lease cash payments for operating lease obligations. Excludes aggregate related sublease rental receipts of $593.4 million on operating lease obligations.

(d)
Includes (1) $45.6 million for the remaining beverage purchase requirement under a beverage agreement, (2) $45.4 million for capital expenditures, (3) $16.3 million for utility commitments and (4) $2.3 million of other purchase obligations.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $29.3 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2014, cash capital expenditures amounted to $298.5 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $22.3 million. In 2015, we expect that cash capital expenditures will amount to approximately $270.0 million, principally relating to (1) reimaging company-owned restaurants, (2) the opening of an estimated 20 new Image Activation company-owned restaurants, (3) technology, including consumer-facing restaurant technology, (4) maintenance capital expenditures for our company-owned restaurants and (5) various other capital projects. As of December 28, 2014, the Company had $45.4 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2015.

Dividends

The Wendy’s Company paid quarterly cash dividends of $0.05 per share on its common stock aggregating $55.0 million in the first three quarters of 2014. In the fourth quarter of 2014, The Wendy’s Company paid a quarterly cash dividend of $0.055 per share on its common stock aggregating $20.1 million. During the first quarter of 2015, The Wendy’s Company declared a dividend of $0.055 per share to be paid on March 16, 2015 to shareholders of record as of March 2, 2015. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2015 at the same rate as declared in the first quarter of 2015, The Wendy’s Company’s total cash requirement for dividends for all of 2015 would be approximately $80.9 million based on the number of shares of its common stock outstanding at February 18, 2015. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During 2014, the Company repurchased 3.0 million shares with an aggregate purchase price of $23.9 million, excluding commissions. Subsequent to December 28, 2014 through February 18, 2015, we repurchased 0.5 million shares for an aggregate purchase price of $6.0 million, excluding commissions.

In January 2014, our Board of Directors authorized a repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275.0 million. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29.7 million shares for an aggregate purchase price of $275.0 million. As a result, the repurchase program authorized in January 2014 was completed. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013. During 2013, the Company repurchased 8.7 million shares for an aggregate purchase price of $69.2 million, excluding commissions of $0.1 million. The authorization for the repurchase program expired at the end of the 2013 fiscal year. No repurchases were made during 2012.

Guarantees and Other Contingencies

Year End
2014
Lease guarantees and contingent rent on leases (a)	$41.4
Recourse on loans (b)	13.2
Letters of credit (c)	17.1
Total	$71.7
_____________________

(a)
Wendy’s is contingently liable for certain leases and other obligations primarily from former company-owned restaurant locations now operated by franchisees amounting to $38.2 million as of December 28, 2014. These leases extend through 2050. In addition, Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities amounting to $3.2 million as of December 28, 2014. These leases expire on various dates through 2021.

(b)
Wendy’s provides loan guarantees to various lenders on behalf of franchisees under debt arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement. During 2014, Wendy’s provided a $2.0 million guarantee to a lender on behalf of a franchisee, in connection with the sale of restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain and included in “Other liabilities.” In addition during 2012, Wendy’s provided a $2.0 million guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period.

(c)
The Company has outstanding letters of credit with various parties totaling $17.1 million, of which $16.8 million are cash collateralized. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Inflation and Changing Prices
We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through product mix and selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken and corn had a significant effect on our results of operations in 2014, 2013 and 2012 and may have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions affect, among other things, impairment of goodwill and indefinite-lived intangible assets, impairment of long-lived assets, restaurant dispositions, realizability of deferred tax assets, Federal and state income tax uncertainties and legal and environmental accruals. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Impairment of goodwill and indefinite-lived intangible assets:

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) company-owned and franchise restaurants and (2) international franchise restaurants. As of December 28, 2014, all of Wendy’s goodwill of $822.6 million was associated with its North America restaurants since its international franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. We did not initially assess our goodwill for impairment using only qualitative factors in 2014 and, therefore, we performed our test for impairment using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

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

We performed our annual goodwill impairment test in the fourth quarter of 2014. Our assessment of goodwill of our Wendy’s North America restaurants indicated that there had been no impairment and the fair value of this reporting unit of $5,376.0 million was approximately 75% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 28, 2014. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. We did not initially assess our indefinite-lived intangibles for impairment using only qualitative factors in 2014 and, therefore, we performed our test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of company-owned and franchised restaurants and the resulting cash flows.

We performed our annual indefinite-lived intangible asset impairment test in the fourth quarter of 2014, which indicated that there had been no impairment.

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

For impairment testing purposes, the long-lived asset group includes our company-owned restaurant assets and their definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

As of December 28, 2014, the net carrying value of our long-lived tangible and definite-lived intangible assets were $1,271.2 million and $448.4 million, respectively.

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

As a result of the Company’s system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). Such losses have been included in “Facilities action (income) charges, net” in our consolidated statements of operations for the years ended December 28, 2014 and December 29, 2013. The fair value of these long-lived assets is based upon discounted cash flows of future anticipated lease and sublease income. The Company records similar losses related to sales or anticipated sales of restaurants not included in our system optimization initiative to “Impairment of long-lived assets.”

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

•	Restaurant dispositions:

In connection with the sale of company-owned restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise, development, relationship and lease agreements. See “Franchised Restaurants” in Item 1 herein, for further information regarding these agreements. The Company typically sells restaurants’ cash, inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants, technical assistance fees and development fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company obtains third-party evidence to estimate the relative selling price of the stated rent under the lease and/or sublease agreements which is primarily based upon comparable market rents. Based on the Company’s review of the third-party evidence the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the restaurants. The cash consideration per restaurant for technical assistance fees and development fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the technical assistance and development fees when earned. Future royalty income is also recognized in revenue as earned. See “Revenue Recognition” in Note 1 of the Financial Statements and Supplementary Data contained in Item 8 for further information.

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

Deferred tax assets are recognized to the extent the Company believes these assets will more likely than not be realized. In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, recent operating results, tax-planning strategies, and projected future taxable income. In projecting future taxable income, we begin with historical results from continuing operations and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and are consistent with the plans and estimates we are using to manage our underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 28, 2014 we have U.S. federal tax credits of $90.1 million, principally consisting of foreign tax credits and jobs credits which will begin to expire in 2018. In addition, as of December 28, 2014 we have state net operating loss carryforwards of $1,087.3 million which began expiring in 2015. We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and foreign tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $11.2 million.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $25.7 million, which if resolved favorably would reduce our tax expense by $18.8 million at December 28, 2014.

In January 2014, the Company adopted the Financial Accounting Standards Board amendment requiring unrecognized tax benefits to be presented as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The adoption of this amendment resulted in a reduction of $6.2 million in the liability for unrecognized tax benefits and a corresponding increase to net non-current deferred income tax liabilities during 2014.

We accrue interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative.” At December 28, 2014, we had $2.9 million accrued for interest and $0.7 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2013 have been settled. Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. As of December 28, 2014, our long-term debt, including current portion, aggregated $1,448.1 million and consisted of $85.8 million of fixed-rate debt, $1,301.5 million of variable interest rate debt and $60.8 million of capital lease obligations. The Company’s variable interest rate debt consists of $541.7 million of Term A Loans and $759.8 million of Term B Loans. The interest rate on the Term A Loans is based on the Eurodollar Rate as defined in the Restated Credit Agreement plus 2.25%. The interest rate on the Term B Loans is based on the Eurodollar Rate as defined in the Restated Credit Agreement (but not less than 0.75%), plus 2.50%. The interest rate was 2.41% on the Term A Loans and 3.25% on the Term B Loans as of December 28, 2014.

During the fourth quarter of 2013, the Company entered into seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350.0 million and $100.0 million in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015. These forward starting swaps mature on December 31, 2017 and are accounted for as cash flow hedges. As of December 28, 2014 and December 29, 2013, the fair value of the cash flow hedges resulted in a liability of $3.3 million and an asset of $1.2 million, respectively, which was included in “Other liabilities” and “Other assets,” respectively, and as an adjustment to “Accumulated other comprehensive loss.”

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

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its restaurants and administrative operations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian franchise operations for the years ended December 28, 2014 and December 29, 2013 represented 7% and 6% of our total franchise revenues, respectively. Revenues from our Canadian operations for the years ended December 28, 2014 and December 29, 2013 represented 12% and 10% of our total revenues, respectively. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 28, 2014 and December 29, 2013 would not have a material effect on our consolidated financial position or results of operations.

Sensitivity Analysis

Market risk exposure for the Company is presented for each class of financial instruments held by the Company at December 28, 2014 and December 29, 2013 for which an immediate adverse market movement would cause a potentially material impact on its financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of December 28, 2014, we did not hold any market-risk sensitive instruments, which were entered into for trading purposes.

As such, the table below reflects the risk for those financial instruments entered into as of December 28, 2014 and December 29, 2013 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2014
	Carrying Value	Interest Rate Risk
Cash flow hedges	$(3.3)	$(11.1)
Variable-rate long-term debt, excluding capital lease obligations	(1,301.5)	(48.3)
Fixed-rate long-term debt, excluding capital lease obligations	(85.8)	9.3

	Year End 2013
	Carrying Value	Interest Rate Risk
Cash flow hedges	$1.2	$(12.7)
Variable-rate long-term debt, excluding capital lease obligations	(1,338.1)	(61.1)
Fixed-rate long-term debt, excluding capital lease obligations	(85.0)	(0.1)

The sensitivity analysis of financial instruments held at December 28, 2014 and December 29, 2013 assumes an instantaneous one percentage point adverse change in market interest rates from their levels at December 28, 2014 and December 29, 2013, with all other variables held constant.

As of December 28, 2014 and December 29, 2013, the Company had both fixed and variable interest rate debt outstanding. The interest rate risk presented above for variable-rate debt represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $1,301.5 million and $1,338.1 million of variable interest rate long-term debt outstanding as of December 28, 2014 and December 29, 2013, respectively. As discussed under “Interest Rate Risk,” the Company has forward starting interest rate swaps on $450.0 million of its variable-rate debt presented above which are effective beginning on June 30, 2015. As such, the interest rate risk presented in the table above, excludes the effect of the cash flow hedges. The Company’s variable-rate long-term debt outstanding as of December 28, 2014 had a weighted average remaining maturity of approximately four years. The interest rate risk presented above for fixed-rate debt represents the potential impact a decrease in interest rates of one percentage point has on the fair value of our $85.8 million and $85.0 million fixed-rate debt as of December 28, 2014 and December 29, 2013, respectively, and not on the Company’s financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(14)	Share-Based Compensation
2010 Term Loan	(10)	Long-Term Debt
2012 Lease	(21)	Transactions with Related Parties
280 BT	(21)	Transactions with Related Parties
401(k) Plan	(18)	Retirement Benefit Plans
6.20% Senior Notes	(10)	Long-Term Debt
Advertising Funds	(23)	Advertising Costs and Funds
Aircraft Lease Agreement	(21)	Transactions with Related Parties
Amendment	(10)	Long-Term Debt
Arby’s	(1)	Summary of Significant Accounting Policies
ARC	(21)	Transactions with Related Parties
Bakery Company	(18)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Buyer	(17)	Discontinued Operations
Buyer Parent	(17)	Discontinued Operations
CAP	(12)	Income Taxes
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Credit Agreement	(10)	Long-Term Debt
Double Cheese	(3)	Acquisitions and Dispositions
Eligible Arby’s Employees	(18)	Retirement Benefit Plans
Equity Plans	(14)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(6)	Investments
GAAP	(1)	Summary of Significant Accounting Policies
Higa Partners	(6)	Investments
Incremental Term Loans	(10)	Long-Term Debt
IRS	(12)	Income Taxes
Japan JV	(6)	Investments
Jurl	(6)	Investments
Jurlique	(6)	Investments
Management Company	(21)	Transactions with Related Parties
NLRB	(18)	Retirement Benefit Plans
Obligations	(6)	Investments
Pisces	(3)	Acquisitions and Dispositions
Pisces Acquisition	(3)	Acquisitions and Dispositions
QSCC	(21)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restated Credit Agreement	(10)	Long-Term Debt
Restricted Shares	(14)	Share-Based Compensation
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Senior Notes	(10)	Long-Term Debt
SERP	(18)	Retirement Benefit Plans

Defined Term	Footnote Where Defined
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Subleases	(21)	Transactions with Related Parties
Syrup	(20)	Guarantees and Other Commitments and Contingencies
System Optimization Remeasurement	(2)	Facilities Action (Income) Charges, Net
TASCO	(21)	Transactions with Related Parties
Term Loans	(10)	Long-Term Debt
Term A Loans	(10)	Long-Term Debt
Term B Loans	(10)	Long-Term Debt
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Union	(18)	Retirement Benefit Plans
Union Pension Fund	(18)	Retirement Benefit Plans
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(21)	Transactions with Related Parties
Wendy’s Japan	(6)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Zanesville	(18)	Retirement Benefit Plans

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 26, 2015

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$267,276	$580,152
Accounts and notes receivable	73,358	62,885
Inventories	8,807	10,226
Prepaid expenses and other current assets	73,692	81,759
Deferred income tax benefit	73,661	120,206
Advertising funds restricted assets	65,308	67,183
Total current assets	562,102	922,411
Properties	1,271,238	1,165,487
Goodwill	822,562	842,544
Other intangible assets	1,351,365	1,305,780
Investments	74,054	83,197
Other assets	64,521	43,621
Total assets	$4,145,842	$4,363,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,777	$38,543
Accounts payable	80,463	83,700
Accrued expenses and other current liabilities	140,676	160,100
Advertising funds restricted liabilities	65,308	67,183
Total current liabilities	340,224	349,526
Long-term debt	1,394,366	1,425,285
Deferred income taxes	493,843	482,499
Other liabilities	199,833	176,244
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,826,965	2,794,445
Accumulated deficit	(445,917)	(492,215)
Common stock held in treasury, at cost	(679,220)	(409,449)
Accumulated other comprehensive loss	(31,294)	(10,337)
Total stockholders’ equity	1,717,576	1,929,486
Total liabilities and stockholders’ equity	$4,145,842	$4,363,040

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenues:
Sales	$1,670,247	$2,165,829	$2,198,323
Franchise revenues	390,816	321,581	306,919
	2,061,063	2,487,410	2,505,242
Costs and expenses:
Cost of sales	1,400,796	1,839,740	1,881,248
General and administrative	263,257	293,792	287,808
Depreciation and amortization	159,353	182,359	146,976
Facilities action (income) charges, net	(29,100)	10,856	41,031
Impairment of long-lived assets	10,985	15,879	21,097
Impairment of goodwill	—	9,397	—
Other operating expense, net	4,264	245	4,335
	1,809,555	2,352,268	2,382,495
Operating profit	251,508	135,142	122,747
Interest expense	(52,192)	(69,012)	(98,604)
Loss on early extinguishment of debt	—	(28,563)	(75,076)
Investment income, net	1,199	23,565	36,243
Other income (expense), net	754	(2,080)	1,565
Income (loss) from continuing operations before income taxes and noncontrolling interests	201,269	59,052	(13,125)
(Provision for) benefit from income taxes	(79,835)	(14,154)	21,083
Income from continuing operations	121,434	44,898	7,958
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(266)	1,951
Loss on disposal of discontinued operations, net of income taxes	—	—	(442)
Net (loss) income from discontinued operations	—	(266)	1,509
Net income	121,434	44,632	9,467
Net loss (income) attributable to noncontrolling interests	—	855	(2,384)
Net income attributable to The Wendy’s Company	$121,434	$45,487	$7,083

Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.33	$.12	$.02
Discontinued operations	—	—	—
Net income	$.33	$.12	$.02

Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.32	$.11	$.02
Discontinued operations	—	—	—
Net income	$.32	$.11	$.02

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

Net income	$121,434	$44,632	$9,467
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(18,560)	(16,271)	6,096
Change in unrecognized pension loss, net of income tax (provision) benefit of $(160), $37 and $127, respectively	391	(62)	(217)
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (provision) of $1,767 and $(468), respectively	(2,788)	744	—
Other comprehensive (loss) income, net	(20,957)	(15,589)	5,879
Comprehensive income	100,477	29,043	15,346
Comprehensive loss (income) attributable to noncontrolling interests	—	126	(2,384)
Comprehensive income attributable to The Wendy’s Company	$100,477	$29,169	$12,962

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at January 1, 2012	$47,042	$2,779,871	$(434,999)	$(395,947)	$102	$—	$1,996,069
Net income	—	—	7,083	—	—	2,384	9,467
Distribution to noncontrolling interests	—	—	—	—	—	(2,384)	(2,384)
Other comprehensive income, net	—	—	—	—	5,879	—	5,879
Cash dividends	—	—	(39,043)	—	—	—	(39,043)
Share-based compensation	—	11,473	—	—	—	—	11,473
Common stock issued upon exercises of stock options	—	(2,621)	—	10,197	—	—	7,576
Common stock issued upon vesting of restricted shares	—	(3,021)	—	2,604	—	—	(417)
Tax charge from share-based compensation	—	(2,906)	—	—	—	—	(2,906)
Other	—	(31)	(48)	220	—	—	141
Balance at December 30, 2012	47,042	2,782,765	(467,007)	(382,926)	5,981	—	1,985,855
Net income (loss)	—	—	45,487	—	—	(855)	44,632
Other comprehensive (loss) income, net	—	—	—	—	(16,318)	729	(15,589)
Cash dividends	—	—	(70,681)	—	—	—	(70,681)
Repurchases of common stock	—	—	—	(69,320)	—	—	(69,320)
Share-based compensation	—	19,613	—	—	—	—	19,613
Common stock issued upon exercises of stock options	—	(1,665)	—	41,645	—	—	39,980
Common stock issued upon vesting of restricted shares	—	(2,868)	—	981	—	—	(1,887)
Tax charge from share-based compensation	—	(3,431)	—	—	—	—	(3,431)
Consolidation of the Japan JV	—	—	—	—	—	(2,735)	(2,735)
Contributions from noncontrolling interests	—	—	—	—	—	219	219
Deconsolidation of the Japan JV	—	—	—	—	—	2,642	2,642
Other	—	31	(14)	171	—	—	188
Balance at December 29, 2013	47,042	2,794,445	(492,215)	(409,449)	(10,337)	—	1,929,486
Net income	—	—	121,434	—	—	—	121,434
Other comprehensive loss, net	—	—	—	—	(20,957)	—	(20,957)
Cash dividends	—	—	(75,117)	—	—	—	(75,117)
Repurchases of common stock	—	—	—	(301,216)	—	—	(301,216)
Share-based compensation	—	28,243	—	—	—	—	28,243
Common stock issued upon exercises of stock options	—	3,485	—	27,290	—	—	30,775
Common stock issued upon vesting of restricted shares	—	(7,812)	—	4,006	—	—	(3,806)
Tax benefit from share-based compensation	—	8,546	—	—	—	—	8,546
Other	—	58	(19)	149	—	—	188
Balance at December 28, 2014	$47,042	$2,826,965	$(445,917)	$(679,220)	$(31,294)	$—	$1,717,576

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$121,434	$44,632	$9,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,860	200,219	154,174
Share-based compensation	28,243	19,613	11,473
Impairment (see below)	19,613	45,782	21,097
Deferred income tax	69,540	12,853	(31,598)
Excess tax benefits from share-based compensation	(9,363)	—	—
Non-cash rent expense, net	1,951	8,152	7,210
Net receipt (recognition) of deferred vendor incentives	4,063	6,318	(920)
(Gain) loss on dispositions, net (see below)	(91,579)	(49,714)	442
(Gain) loss on sale of investments, net	(975)	799	(27,769)
Distributions received from TimWen joint venture	13,896	14,116	15,274
Equity in earnings in joint ventures, net	(10,176)	(9,722)	(8,724)
Accretion of long-term debt	1,187	5,942	7,973
Amortization of deferred financing costs	2,438	2,487	4,241
Loss on early extinguishment of debt	—	28,563	75,076
Other, net	(11,686)	(8,908)	3,093
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,763)	174	3,999
Inventories	706	1,477	(561)
Prepaid expenses and other current assets	(2,976)	(4,626)	(1,360)
Accounts payable	(3,105)	(380)	(9,266)
Accrued expenses and other current liabilities	(35,532)	12,070	(42,906)
Net cash provided by operating activities	254,776	329,847	190,415
Cash flows from investing activities:
Capital expenditures	(298,471)	(224,245)	(197,590)
Acquisitions	(53,954)	(4,612)	(40,608)
Dispositions	161,386	149,112	21,023
Changes in restricted cash	1,750	(18,593)	—
Investment activities, net (see below)	1,043	21,691	27,949
Other, net	434	(43)	(159)
Net cash used in investing activities	(187,812)	(76,690)	(189,385)
Cash flows from financing activities:
Proceeds from long-term debt	—	575,000	1,113,750
Repayments of long-term debt	(38,380)	(590,293)	(1,044,310)
Deferred financing costs	—	(7,684)	(15,566)
Premium payments on redemptions/purchases of notes	—	(8,439)	(43,151)
Proceeds from termination of interest rate swaps	—	5,708	—
Repurchases of common stock	(301,216)	(69,320)	—
Dividends	(75,117)	(70,681)	(39,043)
Distribution to noncontrolling interests	—	—	(3,667)
Proceeds from stock option exercises	30,788	42,370	7,806
Excess tax benefits from share-based compensation	9,363	—	—
Other, net	—	438	52
Net cash used in financing activities	(374,562)	(122,901)	(24,129)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(307,598)	130,256	(23,099)
Effect of exchange rate changes on cash	(5,278)	(3,465)	1,229
Net (decrease) increase in cash and cash equivalents	(312,876)	126,791	(21,870)
Cash and cash equivalents at beginning of period	580,152	453,361	475,231
Cash and cash equivalents at end of period	$267,276	$580,152	$453,361

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Detail of cash flows from operating activities:
Impairment:
System Optimization Remeasurement	$8,628	$20,506	$—
Impairment of long-lived assets	10,985	15,879	21,097
Impairment of goodwill	—	9,397	—
	$19,613	$45,782	$21,097
(Gain) loss on dispositions, net:
Gain on sales of restaurants, net	$(69,631)	$(46,667)	$—
Gain on disposal of assets, net	(21,948)	(4,705)	—
Loss on disposal of Arby’s	—	—	442
Loss on disposal of the Japan JV	—	1,658	—
	$(91,579)	$(49,714)	$442

Detail of cash flows from investing activities:
Investment activities, net:
Proceeds from sales of investments	$2,193	$2,691	$27,949
Payments for cost method investment	(1,150)	—	—
Dividend from Arby’s	—	19,000	—
	$1,043	$21,691	$27,949

Supplemental cash flow information:
Cash paid for:
Interest	$52,357	$64,749	$110,701
Income taxes, net of refunds	$15,826	$6,948	$10,124

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$45,409	$41,713	$22,109
Capitalized lease obligations	$22,255	$10,767	$16,280
Notes receivable	$3,934	$—	$—

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC (“Wendy’s”) and its subsidiaries (formerly known as Wendy’s International, Inc.). Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories. At December 28, 2014, Wendy’s operated and franchised 957 and 5,558 restaurants, respectively.

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

During the year ended December 28, 2014, the Company began correctly recording rental income and lease expense on a gross basis versus net to properly reflect Wendy’s subleasing of restaurant facilities to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. The Company’s previously reported rental income in “Franchise revenues” and lease expense in “Other operating expense, net” for the years ended December 29, 2013 and December 30, 2012 were both understated by $7,544 and $7,724, respectively. The effect of the offsetting understatements on the consolidated statements of operations for the years ended December 29, 2013 and December 30, 2012 was not material to franchise revenues or other operating expense, net and had no impact on operating profit or net income.

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2014” or “2014,” (2) “the year ended December 29, 2013” or “2013,” and (3) “the year ended December 30, 2012” or “2012,” all of which consisted of 52 weeks.

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

Accounts and Notes Receivable

Accounts and notes receivable consist primarily of royalties, rents and franchise fees due principally from franchisees and credit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Company’s inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method and consist primarily of restaurant food items and paper supplies.

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: 3 to 20 years for office and restaurant equipment, 3 to 15 years for transportation equipment and 7 to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our company-owned restaurants is reduced as a result of restaurant dispositions based on the relative fair values and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a company-owned restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. For goodwill impairment testing purposes, we include two reporting units comprised of our (1) North America company-owned and franchise restaurants and (2) international franchise restaurants. The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

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

Impairment of Long-Lived Assets

For impairment testing purposes, the long-lived asset group includes our company-owned restaurant assets and their definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by our individual company-owned restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our restaurant impairment losses principally reflect impairment charges resulting from the deterioration in operating performance of certain company-owned restaurants.

The Company records losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants. Such losses related to sales or anticipated sales of restaurants not included in our system optimization initiative are recorded to “Impairment of long-lived assets.” Similar losses related to sales or anticipated sales of restaurants in connection with the Company’s announced system optimization initiative are recorded to “Facilities action (income) charges, net.” The fair value of the long-lived assets is based upon discounted cash flows of future anticipated lease and sublease income.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising; 5 years for computer software; 3 to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of The TDL Marks Corporation.) The Company has significant influence over the investee. Such investment is accounted for using the equity method, under which our results of operations include our share of the income of the investee. Investments in limited partnerships and other non-current investments in which the Company does not have significant influence over the investees, which includes our indirect 18.5% interest in Arby’s Restaurant Group, Inc. (“Arby’s”), are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments.

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

Derivative Instruments

The Company enters into interest rate swap agreements to manage its exposure to changes in interest rates as well as to maintain an appropriate mix of fixed and variable rate debt. Floating to fixed interest rate swap agreements are accounted for as cash flow hedges. Changes in the fair value of our cash flow hedging instruments are recorded as an adjustment to “Accumulated other comprehensive loss” to the extent of the effectiveness of such hedging instruments and is subsequently reclassified into “Interest expense” in the period that the hedged forecasted transaction affects earnings. Fixed to floating interest rate swap agreements are accounted for as fair value hedges. Changes in the fair value of fair value hedging instruments are recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments. Any ineffective portion of the change in fair value of the designated hedging instruments is included in “Other income (expense), net.”

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under several equity plans. The Company measures the cost of employee services received in exchange for an equity award, which include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case they recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards are determined using the average of the high and low trading prices of our common stock on the date of grant, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Foreign Currency Translation

Substantially all of the Company’s foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency and then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation adjustment are recorded to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive loss.” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

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

The Company records uncertain tax positions on the basis of a two-step process whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50% likely of being realized upon being effectively settled.

Interest accrued for uncertain tax positions is charged to “Interest expense.” Penalties accrued for uncertain tax positions are charged to “General and administrative.”

Restaurant Dispositions

In connection with the sale of company-owned restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise, development, relationship and lease agreements. See “Franchised Restaurants” in Item 1 herein, for further information regarding these agreements. The Company typically sells restaurants’ cash, inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants, technical assistance fees and development fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company obtains third-party evidence to estimate the relative selling price of the stated rent under the lease and/or sublease agreements which is primarily based upon comparable market rents. Based on the Company’s review of the third-party evidence, the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the restaurants. The cash consideration per restaurant for technical assistance fees and development fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the technical assistance and development fees when earned. Future royalty income is also recognized in revenue as earned. See “Revenue Recognition” below further information.

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants and bakery items to our franchisees and others. “Sales” excludes taxes collected from the Company’s customers.

“Franchise revenues” includes royalties, franchise fees and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees and development fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening. Initial franchise fees received in connection with sales of company-owned restaurants to franchisees and renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the franchise fees. Franchise fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Rental income from properties owned and leased by the Company and leased or subleased to franchisees is recognized on a straight-line basis over the respective operating lease terms. Favorable and unfavorable lease amounts related to the leased and/or subleased properties are amortized to rental income on a straight-line basis over the remaining term of the leases. See “Leases” below for further information on rental income and favorable and unfavorable lease amounts.

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

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns and leases sites from third parties, which it leases and/or subleases to franchisees. At inception, each lease or sublease is evaluated to determine whether the lease will be accounted for as an operating or capital lease, including the determination of direct financing leases based on its terms. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic detriment. For properties used to operate company-owned restaurants, the primary economic detriment relates to the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options. The lease term for properties leased or subleased to franchisees, is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement, historical performance of the restaurant and the existence of bargain renewal options.

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense or income, as applicable, on a straight line basis (“Straight-Line Rent”) over the applicable lease terms. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. The term used for Straight-Line Rent is calculated initially from the date of possession of the leased premises through the expected lease termination date. We recognize rent expense or income, as applicable, from the possession date to the restaurant opening date. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, expense or income, as applicable, is recorded for that period on a straight-line basis.

For leases that contain rent escalations, we record the rent payable or receivable, as applicable, during the lease term, as determined above, on the straight-line basis over the term of the lease (including the Rent Holiday beginning upon possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid or received as a deferred lease liability or asset which is included in “Other liabilities” or “Other assets,” as applicable. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

For direct financing leases, the Company records its investment in properties leased to franchisees on a net basis, which is comprised of its gross investment less unearned income. The current and long-term portions of our net investment in direct financing leases are included in “Accounts and notes receivable” and “Other assets,” respectively. Unearned income is recognized as interest income over the lease term and is included in “Interest expense.”

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities,” respectively. Favorable and unfavorable lease amounts are amortized on a straight-line basis over the term of the leases. When the expected term of a lease is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term.

Lease expense, rental income and favorable and unfavorable lease amortization is recognized in the consolidated statements of operations based on the nature of the underlying lease. Amounts related to leases for company-owned restaurants are recorded to “Cost of sales.” Lease expense, including any related amortization, for leased properties that are subsequently subleased to franchisees is recorded to “Other operating expense, net.” Rental income, including any related amortization, for owned and subleased properties to franchisees is recorded to “Franchise revenues.” Amounts related to leases for corporate offices and equipment are recorded to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Management makes certain estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, property lives, discount rates and probable term, all of which can impact (1) the classification and accounting for a lease or sublease as operating or capital, including direct financing, (2) the Rent Holiday and escalations in payment that are taken into consideration when calculating Straight-Line Rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of favorable and unfavorable leases. The amount of depreciation and amortization, interest and rent expense and income reported would vary if different estimates and assumptions were used.

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2014, 2013 or 2012. As of December 28, 2014, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 57% of its company-owned and franchised restaurants and three additional in-line distributors that, in the aggregate, serviced approximately 36% of its company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 28 foreign countries and U.S. territories with the largest number in Canada. Wendy’s restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Ohio, Texas, Georgia, California, Michigan, Pennsylvania and North Carolina. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of Wendy’s restaurants are in Canada.

New Accounting Standards

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an amendment to clarify that a performance target that affects vesting and which could be achieved after the requisite service period should be treated as a performance condition and therefore should not be reflected in estimating the grant-date fair value of the award. The Company does not expect the amendment, which is effective commencing with our 2016 fiscal year, to have a material impact on our consolidated financial statements.

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

New Accounting Standards Adopted

In July 2013, the FASB issued an amendment that requires companies to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. The Company adopted this amendment during the first quarter of 2014. See Note 12 for more information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Facilities Action (Income) Charges, Net

	Year Ended
	2014	2013	2012
System optimization initiative	$(42,026)	$4,901	$—
G&A realignment	12,926	—	—
Facilities relocation and other transition costs	—	4,574	28,990
Breakfast discontinuation	—	1,118	10,569
Arby’s transaction related costs	—	263	1,472
	$(29,100)	$10,856	$41,031

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which included a plan to sell approximately 425 U.S. company-owned restaurants to franchisees. The Company completed this plan during the first quarter of 2014 with the sale of 174 U.S. company-owned restaurants to franchisees, bringing the aggregate total to 418 during 2013 and 2014. This initiative also included the consolidation of regional and divisional territories which was substantially completed by the end of the second quarter of 2014.

In August 2014, the Company announced a plan to sell all of its company-owned restaurants in Canada to franchisees as part of its ongoing system optimization initiative, which it now anticipates completing by the end of the second quarter of 2015. During the second half of 2014, the Company completed the sale of 29 Canadian restaurants and classified its remaining Canadian restaurants’ assets that will be sold as held for sale.

As a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”). In addition, the Company has recognized costs related to the system optimization initiative which are illustrated in the table below. These costs have been substantially offset by net gains recognized on sales of restaurants, all of which were recorded to “Facilities action (income) charges, net” in our consolidated statements of operations.

The Company anticipates recognizing additional system optimization related costs through the second quarter of 2015 of approximately $1,000 which include severance and related employee costs and professional fees. The Company is unable to estimate any gains or losses or System Optimization Remeasurement resulting from future sales of its Canadian restaurants. The Company plans to retain its ownership in TimWen. For additional information on the joint venture see Note 6.

The following is a summary of the activity recorded under our system optimization initiative:

	Year Ended		Total Incurred Since Inception
	2014	2013
Gain on sales of restaurants, net	$(69,631)	$(46,667)	$(116,298)
System Optimization Remeasurement (a)	8,628	20,506	29,134
Accelerated depreciation and amortization (b)	507	16,907	17,414
Severance and related employee costs	7,608	9,650	17,258
Professional fees	3,424	2,389	5,813
Share-based compensation (c)	3,760	1,253	5,013
Other	3,678	863	4,541
Total system optimization initiative	$(42,026)	$4,901	$(37,125)
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
Includes remeasurement of land, buildings, leasehold improvements and favorable lease assets at all company-owned restaurants included in our system optimization initiative. See Note 11 for more information on non-recurring fair value measurements.

(b)
Primarily includes accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that were sold in connection with our system optimization initiative.

(c)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

Gain on Sales of Restaurants, Net

	Year Ended
	2014	2013
Number of restaurants sold to franchisees	203	244

Proceeds from sales of restaurants	$107,833	$130,154
Net assets sold (a)	(46,874)	(60,895)
Goodwill related to sales of restaurants	(14,688)	(20,578)
Net favorable (unfavorable) lease assets (liabilities) (b)	28,105	(57)
Other (c)	(3,465)	(1,957)
	70,911	46,667
Post-closing adjustments on sales of restaurants	(1,280)	—
Gain on sales of restaurants, net	$69,631	$46,667
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
During 2014 and 2013, the Company recorded favorable lease assets of $53,750 and $37,749, respectively, and unfavorable lease liabilities of $25,645 and $37,806, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

(c)
2014 includes a deferred gain of $1,995 on the sale of eight Canadian restaurants to a franchisee, as a result of Wendy’s providing a guarantee to a lender on behalf of the franchisee. This deferred gain is included in “Other liabilities.” See Note 20 for further information.

The tables below present a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 29, 2013	Charges	Payments	Balance December 28, 2014
Severance and related employee costs	$7,051	$7,608	$(12,424)	$2,235
Professional fees	137	3,424	(3,415)	146
Other	260	3,678	(3,515)	423
	$7,448	$14,710	$(19,354)	$2,804

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 30, 2012	Charges	Payments	Balance December 29, 2013
Severance and related employee costs	$—	$9,650	$(2,599)	$7,051
Professional fees	—	2,389	(2,252)	137
Other	—	863	(603)	260
	$—	$12,902	$(5,454)	$7,448

Assets Held for Sale

	Year End
	2014	2013
Number of restaurants classified as held for sale	102	181

Net assets held for sale	$24,416	$29,630

Subsequent to December 28, 2014, the Company completed the sale of certain assets used in the operation of nine Wendy’s Canadian restaurants for cash proceeds of approximately $3,000, subject to customary purchase price adjustments.

Net assets held for sale consist primarily of cash, inventory, equipment and an estimate of allocable goodwill and are included in “Prepaid expenses and other current assets” as of December 28, 2014 and December 29, 2013.

Subsequent Events

In February 2015, the Company announced plans to sell approximately 500 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016, as part of its ongoing system optimization initiative. As a result, the Company anticipates recognizing additional System Optimization Remeasurement. However, the Company cannot estimate such charges or any gains or losses resulting from future sales of its restaurants.

G&A Realignment

As announced in November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio. As a result, the Company recorded a $12,926 charge to “Facilities action (income) charges, net” during the fourth quarter of 2014, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $11,500 to $13,500 during the first half of 2015, comprised of severance and related employee costs of $2,500, recruitment and relocation costs of $5,000 for the reinvestment in resources to drive long-term growth and share-based compensation of $4,000 to $6,000. The Company anticipates this initiative will be substantially completed by the end of the second quarter of 2015.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded under our G&A realignment plan:

Year Ended
2014
Severance and related employee costs	$11,917
Recruitment and relocation costs	209
Other	88
12,214
Share-based compensation (a)	712
Total G&A realignment	$12,926
_______________

(a)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

The table below presents a rollforward of our accrual for our G&A realignment plan, which is included in “Accrued expenses and other current liabilities.”

	Balance December 29, 2013	Charges	Payments	Balance December 28, 2014
Severance and related employee costs	$—	$11,917	$(308)	$11,609
Recruitment and relocation costs	—	209	(60)	149
Other	—	88	(83)	5
	$—	$12,214	$(451)	$11,763

Facilities Relocation and Other Transition Costs

As announced in December 2011, we commenced the relocation of the Company’s Atlanta restaurant support center to Ohio, which was substantially completed during 2012. The Company did not incur any expenses during 2014 and does not expect to incur additional costs related to the relocation.

	Year Ended		Total Incurred Since Inception
	2013	2012
Severance, retention and other payroll costs	$1,856	$9,952	$17,153
Relocation costs	1,898	5,222	7,120
Atlanta facility closure costs	337	4,541	4,878
Consulting and professional fees	128	4,928	5,056
Other	355	2,126	2,495
	4,574	26,769	36,702
Accelerated depreciation expense	—	1,921	2,118
Share-based compensation	—	300	271
Total	$4,574	$28,990	$39,091

As of December 28, 2014, our accruals for facilities relocation and other transition costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities,” totaled $2,259 and related to Atlanta facility closure costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents a rollforward of our accruals for facilities relocation and other transition costs during 2013, which were included in “Accrued expenses and other current liabilities” and “Other liabilities.”

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

Arby’s Transaction Related Costs

As a result of the sale of Arby’s in July 2011, we expensed costs related to the Arby’s transaction during 2013 and 2012 of $263 and $1,472, respectively, and $41,919 since inception. The Company did not incur any expenses during 2014 and does not expect to incur additional costs related to the transaction. Costs paid during 2013 totaled $959 and were primarily for severance, retention and other payroll costs. As of December 29, 2013, no accrual remained.

(3) Acquisitions and Dispositions

Acquisitions

During the year ended December 28, 2014, Wendy’s acquired 45 franchised restaurants for total net cash consideration of $53,954. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties of $19,857 and franchise rights of $6,650, based on their estimated fair values. Of these restaurants, 18 were acquired in the fourth quarter and immediately sold to a franchisee. As a result, no intangible assets or goodwill were recognized on this acquisition. The Company retained the land, building and leasehold improvements, which have been leased to the franchisee. Three of the franchised restaurants were acquired during the second quarter of 2014 and the fair value of the assets acquired exceeded the total consideration, resulting in income of $349 after post-closing adjustments which is included in “Other operating expense, net.” The remaining franchised restaurants acquired during 2014 resulted in an excess of consideration over the estimated fair value of assets acquired of $11,455 which was recognized as goodwill.

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

Total purchase price paid in cash	$18,915
Identifiable assets acquired and liabilities assumed:
Cash	55
Inventories	149
Properties	12,485
Deferred taxes and other assets	1,773
Acquired territory rights (a)	18,390
Favorable ground leases	222
Capitalized lease obligations	(14,394)
Deferred vendor incentives	(382)
Unfavorable leases	(992)
Other liabilities	(952)
Total identifiable net assets	16,354
Goodwill (b)	$2,561
_______________

(a)	The acquired territory rights had a weighted average amortization period of 13 years. Due to the subsequent sale of this territory, we accelerated the amortization through the date of sale.

(b)	This goodwill was not deductible or amortizable for income tax purposes. In addition, the goodwill was disposed of as a result of the subsequent sale of this territory.

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

The operating results of the 24 franchised restaurants acquired were included in our consolidated financial statements beginning on the acquisition date through the subsequent sale during the first quarter of 2014 to a franchisee in connection with our system optimization initiative. Such results were not material to our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date.

Total purchase price paid in cash	$19,181
Identifiable assets acquired and liabilities assumed:
Cash	27
Inventories	163
Properties	12,753
Deferred taxes and other assets	190
Acquired territory rights (a)	2,640
Favorable ground leases	1,147
Capitalized lease obligations	(948)
Deferred vendor incentives	(248)
Unfavorable leases	(531)
Other liabilities	(727)
Total identifiable net assets	14,466
Goodwill (b)	$4,715
_______________

(a)	The acquired territory rights had a weighted average amortization period of 13 years. Due to the sale of this territory, we accelerated the amortization through the date of sale.

(b)	This goodwill was partially amortizable for income tax purposes. In addition, the goodwill was disposed of as a result of the subsequent sale of this territory.

The fair values of the identifiable assets acquired were determined using one of the following valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset.

During the year ended December 30, 2012, Wendy’s also acquired two franchised restaurants along with certain other equipment and franchise rights. The total net cash consideration for this acquisition was $2,594. The total consideration was allocated to net tangible and identifiable intangible assets acquired, primarily properties, and liabilities assumed based on their estimated fair values, with the excess of $485 recognized as goodwill.

Dispositions

During the year ended December 28, 2014, Wendy’s received cash proceeds of $53,553 from dispositions, which were not included in the system optimization initiative, consisting of (1) $36,238 from the sale of 52 company-owned restaurants to franchisees, including the 18 restaurants acquired in the fourth quarter mentioned above, (2) $8,699 primarily from the sale of surplus properties and (3) $8,616 from the sale of company-owned aircraft. These sales resulted in a net gain of $21,948 which is included in “Other operating expense, net,” and a reduction to goodwill of $3,344 related to the sale of company-owned restaurants. In connection with certain sales of the company-owned restaurants, we received notes receivable of $3,934 from franchisees. As a result we have deferred the gains on such sales totaling $5,116, which will be recognized when the notes are repaid. The deferred gains on these dispositions are included in “Accrued expenses and other current liabilities.”

During the year ended December 29, 2013, Wendy’s received cash proceeds of $18,958 from dispositions not included in the system optimization initiative, consisting of (1) $10,305 primarily from the sale of surplus properties and (2) $8,653 resulting from franchisees exercising options to purchase previously leased properties. These sales resulted in a net gain of $4,705 which is included in “Other operating expense, net.”

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

(4) Income (Loss) Per Share

Basic income (loss) per share for 2014, 2013 and 2012 was computed by dividing income (loss) amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. Income (loss) amounts attributable to The Wendy’s Company used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2014	2013	2012
Amounts attributable to The Wendy’s Company:
Income from continuing operations	$121,434	$45,753	$5,574
Net (loss) income from discontinued operations	—	(266)	1,509
Net income	$121,434	$45,487	$7,083

The weighted average number of shares used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2014	2013	2012
Common stock:
Weighted average basic shares outstanding	370,160	392,585	390,275
Dilutive effect of stock options and restricted shares	6,022	6,095	1,865
Weighted average diluted shares outstanding	376,182	398,680	392,140

Diluted income per share was computed by dividing income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. For 2014, 2013 and 2012, we excluded 4,946, 10,823 and 23,406, respectively, of potential common shares from our diluted income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Cash and Receivables

	Year End
	2014	2013
Cash and cash equivalents
Cash	$205,826	$174,278
Cash equivalents	61,450	405,874
	$267,276	$580,152

Restricted cash equivalents
Current (a)
Collateral supporting letters of credit	$16,843	$18,593
Trust for termination costs for former Wendy’s executives	168	168
Other	160	155
	$17,171	$18,916

Non-current (b)
Trust for termination costs for former Wendy’s executives	$2,068	$2,969
_______________

(a)	Included in “Prepaid expenses and other current assets.”

(b)	Included in “Other assets.”

	Year End
	2014	2013
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$51,705	$54,628
Other	19,970	10,952
	71,675	65,580
Notes receivable from franchisees (a) (b)	4,171	864
	75,846	66,444
Allowance for doubtful accounts	(2,488)	(3,559)
	$73,358	$62,885

Non-Current (c)
Notes receivable from franchisees (a)	$4,940	$5,568
Allowance for doubtful accounts	(250)	(275)
	$4,690	$5,293
_______________

(a)
Includes $3,520 and $414 of notes receivable from franchisees received in connection with the sale of company-owned restaurants, which are included in current and non-current notes receivable, respectively, as of December 28, 2014. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Also, includes $266 and $2,179 of notes receivable from a franchisee in connection with the termination of our investment in a joint venture in Japan, which are included in current and non-current notes receivable, respectively, as of December 28, 2014 and $2,997 which was included in non-current notes receivable as of December 29, 2013. See Note 6 for further information.

(b)	Includes the current portion of direct financing lease receivables of $193 and $226 as of December 28, 2014 and December 29, 2013, respectively. See Note 19 for further information.

(c)	Included in “Other assets.”

The following is an analysis of the allowance for doubtful accounts:

	Year End
	2014	2013	2012
Balance at beginning of year:
Current	$3,559	$6,321	$4,053
Non-current	275	2,881	963
Provision for doubtful accounts:
Franchisees and other	(1,004)	(574)	670
Uncollectible accounts written off, net of recoveries	(92)	(4,794)	(28)
Breakfast notes receivable fully reserved (see Note 2)	—	—	3,544
Balance at end of year:
Current	2,488	3,559	6,321
Non-current	250	275	2,881
Total	$2,738	$3,834	$9,202

(6) Investments

The following is a summary of the carrying value of our investments:

	Year End
	2014	2013
Equity investment in TimWen	$69,790	$79,810
Cost investments	4,264	3,387
	$74,054	$83,197

Investment in TimWen

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $41,213 and $47,476 as of December 28, 2014 and December 29, 2013, respectively, primarily due to purchase price adjustments from the Wendy’s merger.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our portion of TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

	Year Ended
	2014	2013	2012
Balance at beginning of period	$79,810	$89,370	$91,742

Equity in earnings for the period	12,802	13,793	13,680
Amortization of purchase price adjustments (a)	(2,626)	(2,981)	(3,129)
	10,176	10,812	10,551
Distributions received	(13,896)	(14,116)	(15,274)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	(6,300)	(6,256)	2,351
Balance at end of period	$69,790	$79,810	$89,370
_______________

(a)	Based upon an average original aggregate life of 21 years.

Presented below is a summary of the financial information of TimWen, including the balance sheets as of December 28, 2014 and December 29, 2013 and certain income statement information for the years ended December 28, 2014, December 29, 2013 and December 30, 2012. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	Year End
	2014	2013
Balance sheet information:
Properties	$56,952	$64,520
Cash and cash equivalents	3,588	3,339
Accounts receivable	2,663	2,924
Other	2,105	2,268
	$65,308	$73,051

Accounts payable and accrued liabilities	$1,995	$1,127
Other liabilities	6,158	7,256
Partners’ equity	57,155	64,668
	$65,308	$73,051

	Year Ended
	2014	2013	2012
Income statement information:
Revenues	$36,604	$38,751	$39,702
Income before income taxes and net income	25,604	27,586	27,377

Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. Through the first quarter of 2013 as further described below, our 49% share

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

of the Japan JV was accounted for as an equity method investment. Our share of the Japan JV’s net losses of $1,090 and $1,827 during the years ended December 29, 2013 and December 30, 2012, respectively, are included in “Other operating expense, net” in our consolidated statements of operations.

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

In December 2013, Wendy’s and the Higa Partners agreed to terminate Wendy’s investment in the joint venture and repay their respective portions of the Japan JV’s outstanding financing debt and liabilities related to restaurant closure costs (the “Obligations”). In connection with that agreement, Wendy’s (1) made a contribution to the Japan JV of $2,800 to pay the Obligations attributable to Wendy’s interest and (2) loaned $2,800 to the Japan JV to pay the Obligations attributable to the Higa Partners interest. Wendy’s also loaned $197 to the Japan JV to help support the future working capital needs of that entity. On December 27, 2013, Wendy’s transferred its interest in the Japan JV to Higa Industries, Ltd. for nominal consideration, terminating the joint venture, and establishing the Japan JV as a wholly-owned entity of the Higa Partners (“Wendy’s Japan”). Wendy’s Japan and the Higa Partners issued a promissory note to Wendy’s evidencing the commitment to repay both amounts described above in full by December 27, 2018. We have included our capital contributions totaling $4,800, net of cash acquired of $188, for the year ended December 29, 2013 in “Acquisitions” in our consolidated statement of cash flows. Therefore, Wendy’s deconsolidated the Japan JV and recognized a loss of $1,658, which was included in “Other operating expense, net” in our consolidated statements of operations for the year ended December 29, 2013.

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

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products, for which we received proceeds of $27,287, net of the amount held in escrow. In connection with the anticipated proceeds of the sale and in order to protect ourselves from a decrease in the Australian dollar through the closing date, we entered into a foreign currency related derivative transaction for an equivalent notional amount in U.S. dollars of the expected proceeds of A$28,500. During the year ended December 30, 2012, we recorded a gain on sale of this investment of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction discussed above. The gain was included in “Investment income, net” in our consolidated statements of operations. During the year ended December 29, 2013, we collected $1,166 of the escrow. We also determined that $799 of the remaining escrow would not be received and recorded the reduction of our escrow receivable to “Investment income, net.” During the year ended December 28, 2014, we received a final escrow payment of $1,154 resulting in a gain of $199 which was recognized in “Investment income, net.”

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

(7) Properties

	Year End
	2014	2013
Owned:
Land	$384,148	$384,847
Buildings and improvements	505,218	454,805
Office, restaurant and transportation equipment	428,469	389,161
Leasehold improvements	365,441	374,586
Leased:
Capital leases (a)	44,604	36,126
	1,727,880	1,639,525
Accumulated depreciation and amortization (b)	(456,642)	(474,038)
	$1,271,238	$1,165,487
_______________

(a)	These assets principally include buildings and improvements.

(b)	Includes $13,151 and $14,911 of accumulated amortization related to capital leases at December 28, 2014 and December 29, 2013, respectively.

In connection with the reimaging of restaurants as part of our Image Activation program, we recorded $19,353 and $38,190 of accelerated depreciation and amortization during the years ended December 28, 2014 and December 29, 2013, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Goodwill and Other Intangible Assets

Goodwill activity for 2014 and 2013 was as follows:

	Year End
	2014	2013

Balance at beginning of year	$842,544	$876,201
Restaurant dispositions (a)	(27,571)	(20,578)
Restaurant acquisitions	11,455	—
Impairment	—	(9,397)
Currency translation adjustment and other, net	(3,866)	(3,682)
Balance at end of year	$822,562	$842,544
_______________

(a)
During 2014, in connection with the Company’s plan to sell all of its company-owned restaurants in Canada to franchisees as part of its ongoing system optimization initiative, goodwill of $11,574 was reclassified to assets held for sale, of which $2,035 was disposed of as a result of the sale of 29 Canadian restaurants. See Note 2 for further information.

During the fourth quarter of 2013, step one of our annual goodwill impairment test indicated that our international franchise restaurants reporting unit was impaired as its carrying amount exceeded its fair value. The fair value of our international franchise reporting unit was based on the income approach, which was determined based on the present value of the anticipated cash flows associated with the reporting unit. The decline in the fair value of the international franchise restaurants reporting unit resulted from lower than anticipated current and future operating results including lower projected growth rates and profitability levels than previously anticipated. Step two of our process resulted in an impairment charge of $9,397, which represented the total amount of goodwill recorded for our international franchise restaurants reporting unit. We concluded in 2014 and 2013 that our remaining goodwill related to our North America company-owned and franchise restaurants reporting unit was not impaired.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End 2014			Year End 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	350,802	(104,596)	246,206	352,339	(88,281)	264,058
Favorable leases	192,854	(43,231)	149,623	140,619	(41,625)	98,994
Reacquired rights under franchise agreements	8,685	(1,109)	7,576	23,065	(21,219)	1,846
Computer software	85,170	(40,210)	44,960	68,665	(30,783)	37,882
	$1,540,511	$(189,146)	$1,351,365	$1,487,688	$(181,908)	$1,305,780

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate amortization expense:
Actual for fiscal year (a):
2012	$32,713
2013	55,516
2014	42,300
Estimate for fiscal year:
2015	$41,608
2016	38,702
2017	37,472
2018	35,422
2019	31,416
Thereafter	263,745
_______________

(a)
Includes $1,399, $792 and $1,757 of impairment charges related to other intangible assets in 2014, 2013 and 2012, respectively. Also, 2014 and 2013 include System Optimization Remeasurement of $2,211 and $1,678, respectively, and accelerated amortization on previously acquired franchise rights in territories sold as a part of our system optimization initiative of $474 and $16,907, respectively.

(9) Accrued Expenses and Other Current Liabilities

	Year End
	2014	2013
Accrued compensation and related benefits	$43,139	$68,394
Accrued taxes	23,581	21,791
Accrued pension (a)	12,781	13,513
Other	61,175	56,402
	$140,676	$160,100
_______________

(a)	Represents a liability resulting from our company-owned bakery’s withdrawal from a multiemployer pension plan in the fourth quarter of 2013. See Note 18 for more information.

(10) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2014	2013
Term A Loans, due in 2018 (a)	$541,733	$570,625
Term B Loans, due in 2019 (a)	759,758	767,452
7% debentures, due in 2025 (b)	85,853	84,666
Capital lease obligations, due through 2042	60,799	40,732
Other	—	353
	1,448,143	1,463,828
Less amounts payable within one year	(53,777)	(38,543)
Total long-term debt	$1,394,366	$1,425,285

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 28, 2014 were as follows:

Fiscal Year
2015	$53,777
2016	59,117
2017	66,290
2018	397,364
2019	731,060
Thereafter	154,682
$1,462,290
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

The Term B Loans, Term A Loans and Incremental Term Loans (collectively, the “Term Loans”) are payable in quarterly installments which commenced on December 31, 2012, September 30, 2013 and December 31, 2013, respectively, with the remaining balances payable upon maturity. In addition, the Term Loans require prepayments of principal amounts resulting from certain events and excess cash flow on an annual basis from Wendy’s as defined under the Restated Credit Agreement. An excess cash flow payment was not required for fiscal 2014, 2013 or 2012. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility until the maturity date. During the third quarter of 2013, Wendy’s transitioned the security for all of its outstanding letters of credit from the revolving credit facility to cash collateral. Therefore, as of December 28, 2014 and December 29, 2013, there were no amounts outstanding under the revolving credit facility. As of December 28, 2014, the Company had outstanding

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

cash collateralized letters of credit with various parties of $16,843. The interest rates on Term A Loans and Term B Loans were 2.41% and 3.25%, respectively, as of December 28, 2014.

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

As a result of the refinancings described above, the Company incurred losses on the early extinguishment of debt as follows:

	Year End
	2013	2012
Unaccreted discount on Term B Loans	$9,561	$—
Deferred costs associated with the Credit Agreement	11,458	—
Unaccreted fair value adjustment associated with the 6.20% Senior Notes	3,168	—
Benefit from cumulative effect of the fair value hedges	(4,063)	—
Premium payment to redeem/purchase the 6.20% Senior Notes and the Senior Notes, respectively	8,439	43,151
Unaccreted discount on the Senior Notes	—	9,272
Deferred costs associated with the Senior Notes	—	12,433
Unaccreted discount on the 2010 Term Loan	—	1,695
Deferred costs associated with the 2010 Term Loan	—	8,525
Loss on early extinguishment of debt	$28,563	$75,076

The affirmative and negative covenants in the Restated Credit Agreement include, among others, preservation of corporate existence; payment of taxes; maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business. The financial covenants contained in the Restated Credit Agreement are (1) a consolidated interest coverage ratio and (2) a consolidated senior secured leverage ratio. Wendy’s was in compliance with the covenants of the Restated Credit Agreement as of December 28, 2014. The covenants generally do not restrict The Wendy’s Company or any of its subsidiaries that are not subsidiaries of Wendy’s.

(b)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions. Wendy’s was in compliance with these covenants as of December 28, 2014.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The full amount of the line was available under this line of credit as of December 28, 2014.

At December 28, 2014, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of December 28, 2014.

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
2014
Cash and cash equivalents	$167,485
Accounts and notes receivable (including long-term)	68,464
Inventories	8,807
Properties	272,505
Goodwill	710,710
Other intangible assets	1,201,742
Other assets (including long-term)	30,645
$2,460,358

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 28, 2014 and December 29, 2013:

	December 28, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$61,450	$61,450	$405,874	$405,874	Level 1
Non-current cost method investments (a)	4,264	147,760	3,387	130,433	Level 3
Cash flow hedges (b)	—	—	1,212	1,212	Level 2

Financial liabilities
Cash flow hedges (b)	3,343	3,343	—	—	Level 2
Term A Loans, due in 2018 (c)	541,733	540,717	570,625	569,555	Level 2
Term B Loans, due in 2019 (c)	759,758	752,160	767,452	767,452	Level 2
7% debentures, due in 2025 (c)	85,853	104,250	84,666	98,250	Level 2
Guarantees of franchisee loan obligations (d)	968	968	884	884	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on applying a multiple to Arby’s earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. See Note 6 for more information. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Our derivative instruments as of December 28, 2014 and December 29, 2013 consist of seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015 and maturing on December 31, 2017. At inception, the forward starting swap agreements were designated as cash flow hedges and are evaluated for effectiveness quarterly. See Note 10 for further information on the Company’s interest payments under the Restated Credit Agreement.

As of December 28, 2014 and December 29, 2013, the fair value of the cash flow hedges resulted in a liability of $3,343 and an asset of $1,212, respectively, which was included in “Other liabilities” and “Other assets,” respectively, and as an adjustment to “Accumulated other comprehensive loss.” Through December 28, 2014, no hedge ineffectiveness has occurred relating to these cash flow hedges. A pre-tax derivative loss of $586 based upon interest rates at December 28, 2014 is expected to be recognized in “Interest expense” in the next 12 months.

Our derivative instruments for year ended December 29, 2013 also included interest rate swaps designated as fair value hedges on our 6.20% Senior Notes with notional amounts totaling $225,000 to swap the fixed rate interest payments on the 6.20% Senior Notes for floating rate interest payments. In connection with the redemption of the 6.20% Senior Notes on October 24, 2013, we terminated these interest rate swaps and recognized a $4,063 benefit from the cumulative effect of our fair value hedges, which was included in “Loss on early extinguishment of debt” for the year ended December 29, 2013. See Note 10 for more information. Upon termination of the interest rate swaps, we received a $5,708 cash payment, which was recorded against the derivative asset and the related derivative interest receivable.

Interest income on the fair value hedges was $4,319 and $5,510 for the years ended December 29, 2013 and December 30, 2012, respectively. There was no ineffectiveness from these fair value hedges through their termination in October 2013.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk and our interest rate swaps are not cleared through a central clearinghouse; however we do monitor the credit standing of the counterparties. All of the Company’s financial instruments were in a liability position as of December 28, 2014 and an asset position as of December 29, 2013 and therefore presented gross in the consolidated balance sheets.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the years ended December 28, 2014 and December 29, 2013 resulted in impairment which we have recorded to “Facilities action (income) charges, net” in connection with our system optimization initiative and “Impairment of long-lived assets.”

Total losses for the years ended December 28, 2014 and December 29, 2013 reflect the impact of remeasuring long-lived assets (including land, buildings, leasehold improvements and favorable lease assets) at company-owned restaurants to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants under its system optimization initiative. Such losses totaling $8,628 and $20,506 have been presented as System Optimization Remeasurement and included in “Facilities action (income) charges, net” in our consolidated statements of operations for the years ended December 28, 2014 and December 29, 2013, respectively. The fair value of long-lived assets presented in the tables below represents the remaining carrying value of these long-lived assets and is based upon discounted cash flows of future anticipated lease and sublease income. See Note 2 for more information on our system optimization initiative and the related activity included in “Facilities action (income) charges, net” including System Optimization Remeasurement.

Total losses for the years ended December 28, 2014 and December 29, 2013 also include the impact of remeasuring long-lived assets at company-owned restaurants and surplus properties to fair value including (1) $5,146 and $9,094, respectively, from declines in operating performance and (2) $2,474 and $1,458, respectively, from surplus properties and closings and classifying such properties as held for sale. The year ended December 28, 2014, also includes losses of $3,365 from the determination that the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants not included in our system optimization initiative. Losses for the year ended December 29, 2013 also include $5,327 as a result of the Company’s decision to sell its aircraft and classify them as held for sale. These losses have been presented as “Impairment of long-lived assets” in our consolidated statements of operations. The fair values of these long-lived assets and the aircraft presented in the tables below

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

represent the remaining carrying value and were estimated based on either the current market values or the discounted cash flows of future anticipated lease and sublease income. See Note 15 for more information on the impairment of our long-lived assets.

Total losses for the year ended December 29, 2013 also include the impact of remeasuring goodwill associated with our international franchise restaurants reporting unit in connection with our annual goodwill impairment test. Such losses totaling $9,397 represent the total amount of goodwill recorded for our international franchise restaurants reporting unit and have been presented as “Impairment of goodwill” in our consolidated statement of operations for the year ended December 29, 2013. See Note 8 for more information on the impairment of goodwill.

		Fair Value Measurements			2014 Total Losses
	December 28, 2014	Level 1	Level 2	Level 3
Long-lived assets	$13,618	$—	$—	$13,618	$19,613
Total	$13,618	$—	$—	$13,618	$19,613

		Fair Value Measurements			2013 Total Losses
	December 29, 2013	Level 1	Level 2	Level 3
Long-lived assets	$14,788	$—	$—	$14,788	$31,058
Goodwill	—	—	—	—	9,397
Aircraft	8,500	—	—	8,500	5,327
Total	$23,288	$—	$—	$23,288	$45,782

(12) Income Taxes

Income (loss) from continuing operations before income taxes and noncontrolling interests is set forth below:

	Year Ended
	2014	2013	2012
Domestic	$181,872	$49,635	$(23,154)
Foreign	19,397	9,417	10,029
	$201,269	$59,052	$(13,125)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The (provision for) benefit from income taxes from continuing operations is set forth below:

	Year Ended
	2014	2013	2012
Current:
U.S. Federal	$6,087	$(1,603)	$104
State	(8,289)	7,879	(669)
Foreign	(8,093)	(7,446)	(8,667)
Current tax provision	(10,295)	(1,170)	(9,232)
Deferred:
U.S. Federal	(70,246)	(21,103)	6,458
State	233	6,173	18,026
Foreign	473	1,946	5,831
Deferred tax (provision) benefit	(69,540)	(12,984)	30,315
Income tax (provision) benefit	$(79,835)	$(14,154)	$21,083

Deferred tax assets (liabilities) are set forth below:

	Year End
	2014	2013
Deferred tax assets:
Net operating loss and credit carryforwards	$82,143	$115,910
Accrued compensation and related benefits	40,268	40,289
Unfavorable leases	34,140	13,913
Accrued expenses and reserves	23,336	31,555
Deferred rent	15,214	13,121
Other	9,122	8,682
Valuation allowances	(11,213)	(10,548)
Total deferred tax assets	193,010	212,922
Deferred tax liabilities:
Intangible assets	(506,251)	(473,011)
Owned and leased fixed assets net of related obligations	(89,117)	(83,352)
Other	(17,824)	(18,996)
Total deferred tax liabilities	(613,192)	(575,359)
	$(420,182)	$(362,437)

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the utilization of net operating loss and credit carryforwards and the impact of the system optimization initiative, as described in Note 2, primarily related to favorable and unfavorable leases and compensation accruals.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal credits (primarily foreign tax credits and jobs credits)	$90,136	2018-2034
State tax credits	504	2019-2023
Foreign tax credits of non-U.S. subsidiaries	2,313	2021-2023
Total	$92,953

Net operating loss carryforwards:
State net operating loss carryforwards	$1,087,272	2015-2033

As of December 28, 2014, the Company had a deferred tax asset of $124,566 related to the state net operating loss carryforwards and federal, foreign and state tax credits before reduction for unrecognized tax benefits related to excess share-based compensation deductions. In 2014 and prior years, we deducted $142,422 in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. In 2014, the Company has recognized $9,363 of the $51,786 tax benefit relating to these deductions and will continue to do so in future periods as it continues to have income taxes currently payable against which the benefits can be realized as a result of utilizing its net operating loss and credit carryforwards. The Company has recognized the $9,363 tax benefit as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

The Company’s valuation allowances of $11,213, $10,548 and $21,052 as of December 28, 2014, December 29, 2013 and December 30, 2012, respectively, relate to state net operating loss and foreign and state tax credit carryforwards. Valuation allowances increased $665 during the year ended December 28, 2014 primarily as a result of generating foreign tax credits with a limited carryforward period in 2014 that are in excess of what the Company expects to utilize prior to their expiration. Valuation allowances decreased $10,504 during the year ended December 29, 2013 primarily as a result of changes to the legal form of certain subsidiaries resulting in changes in expected future state taxable income available to utilize certain state net operating loss carryforwards. Valuation allowances increased $3,655 during the year ended December 30, 2012 primarily as a result of changes in state net operating losses.

During the first quarter of 2013, the Company finalized its long-term investment plan with respect to the Company’s non-U.S. earnings. There are no plans to repatriate cash from, and the Company intends to indefinitely reinvest undistributed earnings of, its non-U.S. subsidiaries. As such, the Company reversed $1,832 of deferred tax liabilities during the year ended December 29, 2013, relating to investments in foreign subsidiaries which the Company now considers permanently invested outside of the U.S.

Consequently, deferred income taxes have not been recorded for temporary differences related to investments in non-U.S. subsidiaries. These temporary differences were approximately $63,800 at December 28, 2014 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the incremental income tax liability on these unremitted earnings is dependent on circumstances existing if, and when remittance occurs. However, we estimate that if unremitted earnings were to have been remitted, the additional tax liability would have been approximately $6,100 at December 28, 2014.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	Year Ended
	2014	2013	2012
Income tax (provision) benefit at the U.S. Federal statutory rate	$(70,444)	$(20,668)	$4,594
State income tax (provision) benefit, net of U.S. Federal income tax effect	(5,309)	(1,370)	11,364
Foreign and U.S. tax effects of foreign operations (a)	4,089	2,886	347
Jobs tax credits, net	2,084	4,384	970
Dividends received deduction (b)	—	1,424	1,133
Corrections related to prior years’ tax matters (c)	—	—	7,620
Non-deductible goodwill (d)	(9,389)	(9,875)	—
Valuation allowances (e)	(665)	10,504	(3,655)
Non-deductible expenses and other, net	(201)	(1,439)	(1,290)
	$(79,835)	$(14,154)	$21,083
_______________

(a)	2013 includes reversal of deferred taxes on investments in foreign subsidiaries now considered permanently invested outside of the U.S.

(b)	We received dividends of $40,145 and $4,625 during 2013 and 2012, respectively, from our investment in Arby’s. See Note 6 for further information.

(c)
Corrections in 2012 related to tax matters in prior years for the effects of tax depreciation in states that do not follow federal law of $3,300, the effects of a one-time federal employment tax credit in 2011 of $2,220 and a correction to certain deferred tax assets and liabilities of $2,100.

(d)
Substantially all of the goodwill included in the gain on sales of restaurants in 2014 and 2013, including under our system optimization initiative as noted below, and the impairment of international goodwill in 2013 was non-deductible for tax purposes. See Notes 2, 3 and 8 for further information.

(e)
Includes changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of the utilization of deferred tax assets. 2013 primarily relates to changes in the likelihood of the utilization of deferred tax assets related to state net operating loss carryforwards.

The Company’s system optimization initiative described in Note 2 impacted our tax provision due to the following: 1) goodwill disposed of in connection with the sale of restaurants during 2014 and 2013 of $4,914 and $7,471, respectively, substantially all of which was non-deductible for tax purposes, (2) changes to the Canadian deferred tax rate of $70 in 2014 and (3) changes to the state deferred tax rate of $5,122 in 2013. These amounts are included in the state income tax provision, the foreign provision and the non-deductible goodwill amounts presented in the table above.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2013 have been settled. Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Uncertain Tax Positions

As of December 28, 2014, the Company had unrecognized tax benefits of $25,715, which, if resolved favorably would reduce income tax expense by $18,762. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	2014	2013	2012
Beginning balance	$23,897	$28,848	$30,614
Additions:
Tax positions of prior years	2,678	3,579	3,410
Reductions:
Tax positions of prior years	(582)	(4,914)	(2,964)
Settlements	—	(2,416)	(1,327)
Lapse of statute of limitations	(278)	(1,200)	(885)
Ending balance	$25,715	$23,897	$28,848

In January 2014, the Company adopted the FASB amendment requiring unrecognized tax benefits to be presented as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The adoption of this amendment in the first quarter of 2014 resulted in a reduction of $6,214 in the liability for unrecognized tax benefits and a corresponding increase to net non-current deferred income tax liabilities. During 2014, the Company increased its unrecognized tax benefits by $2,627 for certain amended state returns.

During 2015, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $5,836, primarily as a result of the completion of certain state tax audits.

During 2014, 2013 and 2012, the Company recognized $315, $(835) and $(584) of expense (income) for interest and $330, $672 and $204 of income resulting from the reversal of accrued penalties, respectively, related to uncertain tax positions. The Company has approximately $2,949 and $2,634 accrued for interest and $657 and $987 accrued for penalties as of December 28, 2014 and December 29, 2013, respectively.

(13) Stockholders’ Equity

Dividends

During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, The Wendy’s Company paid dividends per share of $0.21, $0.18 and $0.10, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2014, 2013 and 2012. Treasury stock activity for 2014, 2013 and 2012 was as follows:

	Treasury Stock
	2014	2013	2012
Number of shares at beginning of year	77,637	78,051	80,700
Repurchases of common stock	32,716	8,720	—
Common shares issued:
Stock options, net	(4,930)	(8,771)	(2,079)
Restricted stock, net	(732)	(202)	(211)
Director fees	(24)	(35)	(45)
Other	(53)	(126)	(314)
Number of shares at end of year	104,614	77,637	78,051

Repurchases of Common Stock

In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During 2014, the Company repurchased 2,986 shares with an aggregate purchase price of $23,889, excluding commissions of $52. Subsequent to December 28, 2014 through February 18, 2015, we repurchased 545 shares for an aggregate purchase price of $5,996, excluding commissions of $10.

In January 2014, our Board of Directors authorized a repurchase program for up to $275,000 of our common stock through the end of fiscal year 2014. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275,000. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29,730 shares for an aggregate purchase price of $275,000. As a result, the repurchase program authorized in January 2014 was completed. The Company incurred costs of $2,275 in connection with the tender offer, which were recorded to treasury stock.

In November 2012, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through December 29, 2013. During 2013, the Company repurchased 8,720 shares with an aggregate purchase price of $69,167, excluding commissions of $153. The authorization for the repurchase program expired at the end of the 2013 fiscal year. No repurchases were made during the year ended December 30, 2012.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2014, 2013 and 2012.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss) attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at January 1, 2012	$1,101	$—	$(999)	$102
Current-period other comprehensive income (loss)	6,096	—	(217)	5,879
Balance at December 30, 2012	7,197	—	(1,216)	5,981
Current-period other comprehensive (loss) income	(17,000)	744	(62)	(16,318)
Balance at December 29, 2013	(9,803)	744	(1,278)	(10,337)
Current-period other comprehensive (loss) income	(18,560)	(2,788)	391	(20,957)
Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)

The cumulative gains and losses on these items are included in “Accumulated other comprehensive loss” in the consolidated balance sheets and consolidated statements of stockholders’ equity.

Restricted Net Assets of Subsidiaries

Restricted net assets of consolidated subsidiaries were approximately $843,000, representing approximately 49% of The Wendy’s Company’s consolidated stockholders’ equity as of December 28, 2014 and consisted of net assets of Wendy’s which were restricted as to transfer to The Wendy’s Company in the form of cash dividends, loans or advances under the covenants of the Restated Credit Agreement.

Dividends paid to The Wendy’s Company from its subsidiaries totaled $210,000 and $170,000 in 2014 and 2013, respectively. No dividends were paid in 2012.

(14) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (the “2010 Plan”) for the issuance of equity awards as described above. All equity grants during 2014 and 2013 were issued from the 2010 Plan and it is currently the only equity plan from which future equity awards may be granted. As of December 28, 2014, there were approximately 26,765 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes stock option activity during 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2013	20,533	$6.58
Granted	5,346	8.22
Exercised	(5,338)	6.46
Forfeited and/or expired	(973)	8.55
Outstanding at December 28, 2014	19,568	$6.96	6.9	$44,002
Vested or expected to vest at December 28, 2014	19,219	$6.96	6.9	$43,325
Exercisable at December 28, 2014	7,787	$6.94	4.2	$21,132

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $13,948, $28,038 and $2,280, respectively. The weighted average grant date fair value of stock options granted during 2014, 2013 and 2012 was $2.34, $2.72 and $1.80, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.97%	1.60%	0.98%
Expected option life in years	6.35	5.62	6.62
Expected volatility	35.4%	45.6%	45.9%
Expected dividend yield	2.43%	2.52%	1.71%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield correlating to the expected life of the stock options granted. The expected option life represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of our industry peer group. The expected dividend yield represents the Company’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

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

Restricted Shares

The Company grants RSAs and RSUs, which primarily cliff vest after one to three years. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the average of the high and low trading prices of our common stock on the date of grant.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2014:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2013	2,300	$5.75
Granted	994	8.38
Vested	(620)	5.38
Forfeited	(231)	6.81
Non-vested at December 28, 2014	2,443	$6.80

The total fair value of Restricted Shares that vested in 2014, 2013 and 2012 was $5,251, $2,275 and $2,023, respectively.

Performance Shares

The Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational goals (a performance condition) or common stock share prices (a market condition). The quantity of shares awarded ranges from 0% to 200% of “Target,” as defined in the award agreement as the midpoint number of shares, based on the level of achievement of the performance and market conditions.

The fair values of the performance condition awards granted in 2014 and 2013 were determined using the average of the high and low trading prices of our common stock on the date of grant. There were no performance condition awards granted in 2012. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2012 was estimated using the Monte Carlo simulation model. There were no market condition awards granted during 2014 or 2013. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant.

The input variables are noted in the table below:

2012
Risk-free interest rate	0.41%
Expected life in years	2.99
Expected volatility	34.0%
Expected dividend yield (a)	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares at Target during 2014:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2013	531	$7.92	1,522	$6.52
Granted	454	9.74	—	—
Dividend equivalent units issued (a)	22	—	23	—
Vested (b)	(11)	7.92	(706)	6.96
Forfeited	(63)	8.31	(171)	6.53
Non-vested at December 28, 2014	933	$8.81	668	$6.04
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)	Excludes the vesting of an additional 54 shares, which resulted from the performance of market condition awards exceeding Target.

The total fair value of performance condition awards that vested in 2014 and 2013 was $104 and $1,767, respectively. The total fair value of market condition awards that vested in 2014 and 2013 was $6,382 and $289, respectively. No performance-based awards vested in 2012.

Modifications of Share-Based Awards

During 2014 and 2013, the Company modified the terms of awards granted to 45 and 20 employees, respectively, in connection with its system optimization initiative and G&A realignment plan discussed in Note 2. These modifications resulted in the accelerated vesting of certain stock options and performance-based awards upon termination of such employees. As a result, during 2014 and 2013, the Company recognized net increases in share-based compensation of $2,376 and $986, respectively, of which $4,472 and $1,253 was included in “Facilities action (income) charges, net,” respectively, with offsetting reductions to “General and administrative” of $2,096 and $267, respectively.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2014	2013	2012
Stock options	$13,820	$7,300	$5,578
Restricted Shares	4,554	3,985	2,730
Performance shares:
Performance condition awards	7,456	2,007	—
Market condition awards	37	5,279	3,210
Modifications, net	2,376	1,042	(45)
Share-based compensation	28,243	19,613	11,473
Less: Income tax benefit	(10,429)	(7,295)	(4,286)
Share-based compensation, net of income tax benefit	$17,814	$12,318	$7,187

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of December 28, 2014, there was $20,076 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.2 years.

(15) Impairment of Long-Lived Assets

Impairment of long-lived assets primarily includes impairment charges on restaurant level assets resulting from (1) the deterioration in operating performance of certain restaurants, (2) additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (3) the closure of company-owned restaurants and classifying such properties as held for sale. Additionally, in 2014 we recorded impairment on long-lived assets of $3,365 as a result of the determination that the assets will be leased and/or subleased to franchisees in connection with the sale of restaurants which were not included in our system optimization initiative.

During 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $5,327 to reflect the aircraft at fair value based on current market values. The aircraft were sold during 2014 resulting in a net loss of $261.

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

	Year Ended
	2014	2013	2012
Properties and intangible assets	$10,985	$10,552	$19,469
Aircraft	—	5,327	1,628
	$10,985	$15,879	$21,097

(16) Investment Income, Net

	Year Ended
	2014	2013	2012
Gain (loss) on sale of investments, net (a)	$975	$(799)	$27,769
Distributions, including dividends (b)	184	24,113	8,463
Other, net	40	251	11
	$1,199	$23,565	$36,243
_______________

(a)
In 2012, we recorded a gain on the sale of our investment in Jurlique of $27,407, which included a loss of $2,913 on the settlement of the derivative transaction. During 2013, we determined that $799 of the remaining escrow would not be received and recorded the reduction of our escrow receivable to “Investment income, net.” In 2014, we received a final escrow payment resulting in a net gain of $199. See Note 6 for further information.

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

Information related to Arby’s has been reflected in the accompanying consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of Arby’s on July 4, 2011, there are no remaining Arby’s assets and liabilities included in our consolidated balance sheets.

•	Statements of operations - Net (loss) income from discontinued operations for the years ended December 29, 2013 and December 30, 2012 includes certain post-closing Arby’s related transactions.

•	Statements of cash flows - The statements of cash flows for the years ended December 29, 2013 and December 30, 2012 include the effect of certain post-closing Arby’s related transactions.

The following table presents Arby’s (loss) income from operations which have been reported in discontinued operations:

	Year Ended
	2013	2012
(Loss) income from discontinued operations, net of income taxes:
(Loss) income from discontinued operations before income taxes	$(425)	$907
Benefit from income taxes	159	1,044
	(266)	1,951
Loss on disposal of discontinued operations, net of income taxes	—	(442)
Net (loss) income from discontinued operations	$(266)	$1,509

Income from discontinued operations before income taxes for the year ended December 30, 2012 includes the effect of reversals of certain tax accruals, retained by the Company in connection with the sale of Arby’s, including sales tax reserves and interest and penalty accruals for uncertain tax positions, due to the lapse of certain statutes of limitations and favorable settlements. The benefit from income taxes for the year ended December 30, 2012 includes approximately $580 of employment credits realized by the Company for 2011 through the date of the sale of Arby’s and reversals of accruals for uncertain tax positions discussed above, partially offset by taxes on income from discontinued operations. Loss on disposal of discontinued operations, net of income taxes, for the year ended December 30, 2012, includes the after tax effect of amounts paid to the prior owner of an Arby’s location that was transferred to Wendy’s Restaurants during 2012, as contemplated in the sale agreement, and as such, had no impact on the total purchase price.

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

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $7,023, $8,235 and $8,887 in 2014, 2013 and 2012, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Pension Plans

The Wendy’s Company maintains two domestic qualified defined benefit plans, the benefits under which were frozen in 1988 and for which The Wendy’s Company has no unrecognized prior service cost. Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) are covered under one of these plans. Pursuant to the terms of the Arby’s sale agreement, Wendy’s Restaurants retained the liabilities related to the Eligible Arby’s Employees under these plans and received $400 from Buyer for the unfunded liability related to the Eligible Arby’s Employees. In conjunction with the sale of Arby’s, Wendy’s Restaurants transferred the liabilities related to the Eligible Arby’s Employees to The Wendy’s Company. The measurement date used by The Wendy’s Company in determining amounts related to its defined benefit plans is the same as the Company’s fiscal year end.

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at December 28, 2014 were $4,080 and $3,065, respectively. As of December 29, 2013, the balance of the accumulated benefit obligations and the fair value of the plans’ assets were $3,797 and $2,924, respectively. As of December 28, 2014 and December 29, 2013, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $126, $175, and $42 in benefit plan expenses in 2014, 2013 and 2012, respectively, which were included in “General and administrative.” The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

Multiemployer Pension Plan

Prior to the fourth quarter of 2013, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery Company”), a 100% owned subsidiary of Wendy’s, now known as The New Bakery Company, LLC, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan. The Bakery Company remitted contributions based on hours worked by covered, unionized employees pursuant to a collective bargaining agreement that expired on March 31, 2013 and the Rehabilitation Plan adopted by the Union Pension Fund in accordance with the provisions of the Pension Protection Act of 2006 due to the underfunded status of the plan. Contributions, which are included in “Cost of Sales,” were $733 and $785 for 2013 and 2012, respectively.

In December of 2013, the Bakery Company terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. As a result, Wendy’s made payments to the Union Pension Fund totaling $719 during 2014 which were recorded as a reduction to the withdrawal liability. The Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”) filed a charge with the National Labor Relations Board (the “NLRB”) related to the Bakery Company’s withdrawal from the Union Pension Fund. On July 22, 2014, The New Bakery of Zanesville, LLC (“Zanesville”), a 100% owned subsidiary of Wendy’s, and the Union entered into a settlement agreement with the NLRB. The terms of the settlement include an agreement by Zanesville and the Union to recommence negotiations. Zanesville and the Union have recommenced negotiations. Any final withdrawal liability will be determined through discussions between Zanesville and the Union Pension Fund administrator at the conclusion of the negotiations with the Union.

The unionized employees became eligible to participate in the 401(k) Plan as of December 5, 2013, for which the Company has made contributions as discussed above in “401(k) plan.”

Wendy’s Executive Plans

In conjunction with the Wendy’s merger, amounts due under supplemental executive retirement plans (the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $4,176 and $4,194 as of December 28, 2014 and December 29, 2013, respectively.

Pursuant to the terms of the employment agreement that was entered into with our President and Chief Executive Officer as of September 12, 2011, the Company implemented a non-qualified, unfunded, deferred compensation plan. The plan provides that the amount of the executive’s base salary in excess of $1,000 in a tax year will be deferred into the plan which accrues employer funded interest. The related deferred compensation liability has been included in “Accrued expenses and other current liabilities”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

and was approximately $354 and $207 as of December 28, 2014 and December 29, 2013, respectively, including both employee contributions and employer funded interest.

(19) Leases

At December 28, 2014, Wendy’s and its franchisees operated 6,515 Wendy’s restaurants. Of the 957 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 444 restaurants, owned the building and held long-term land leases for 310 restaurants and held leases covering land and building for 203 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. The Company also leases restaurant, office and transportation equipment. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which have been excluded from rental expense and future minimum rental payments set forth in the tables below.

As of December 28, 2014, Wendy’s also owned 230 and leased 488 properties that were either leased or subleased principally to franchisees. Initial lease terms are generally 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases to franchisees also include contingent rent provisions based on sales volume exceeding specified amounts. The lessee bears the cost of real estate taxes, insurance and common area maintenance, which have been excluded from rental income and future minimum rental receipts set forth in the tables below.

Rental expense for operating leases consists of the following components:

	Year Ended
	2014	2013	2012
Rental expense:
Minimum rentals	$76,218	$68,445	$70,525
Contingent rentals	19,967	10,421	10,971
Total rental expense (a)	$96,185	$78,866	$81,496
_______________

(a)	Amounts exclude sublease income of $46,743, $16,924, and $13,317 recognized during 2014, 2013 and 2012, respectively.

Rental income for operating leases and subleases consists of the following components:

	Year Ended
	2014	2013	2012
Rental income:
Minimum rentals	$51,019	$16,245	$10,757
Contingent rentals	17,745	11,162	11,086
Total rental income	$68,764	$27,407	$21,843

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of December 28, 2014. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2015	$7,617	$70,119	$7,658	$32,501	$20,105
2016	7,110	64,537	7,783	32,285	20,010
2017	6,512	63,376	8,032	32,074	19,923
2018	7,585	61,290	7,750	31,187	20,096
2019	7,734	59,587	7,723	30,879	21,096
Thereafter	107,085	787,283	134,337	434,426	382,366
Total minimum payments	$143,643	$1,106,192	$173,283	$593,352	$483,596
Less interest	(82,844)
Present value of minimum capital lease payments (a)	$60,799
_______________

(a)	The present value of minimum capital lease payments of $821 and $59,978 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	2014	2013
Land	$371,174	$69,500
Buildings and improvements	399,541	194,246
Office, restaurant and transportation equipment	160,514	6,715
	931,229	270,461
Accumulated depreciation and amortization	(162,731)	(79,536)
	$768,498	$190,925

Our net investment in direct financing leases is as follows:

	Year Ended
	2014	2013
Future minimum rental receipts	$109,674	$74,625
Unearned income	(74,102)	(53,654)
Net investment in direct financing leases	35,572	20,971
Net current investment in direct financing leases (a)	(193)	(226)
Net non-current investment in direct financing leases (b)	$35,379	$20,745
_______________

(a)	Included in “Accounts and notes receivable.”

(b)	Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(20) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchise Image Activation Incentive Programs

In 2014, Wendy’s announced incentive programs for 2015, 2016 and 2017 for franchisees that commence Image Activation restaurant remodels during those years. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending on the type of remodel.
Wendy’s also had incentive programs that included reductions in royalty payments in 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013. The Company recognized expense of $4,369 and $9,178 for cash incentives in “General and administrative” during the years ended December 28, 2014 and December 29, 2013, respectively.

Franchisee Image Activation Financing Program

In addition to the Image Activation incentive programs described above, Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under the Image Activation program. To support the program, Wendy’s has provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013.

Other Loan Guarantees

Wendy’s provides loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $9,508 as of December 28, 2014. As of December 28, 2014, the fair value of these guarantees totaled $784 and was included in “Other liabilities.”

During 2014, Wendy’s provided a $1,995 guarantee to a lender on behalf of a franchisee, in connection with the sale of Canadian restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain and included in “Other liabilities.”

During 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. As of December 28, 2014, the guarantee totaled $1,676 and Wendy’s has accrued a $184 liability for the fair value of this guarantee based upon a weighted average risk percentage established at the inception of the guarantee.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $38,217 as of December 28, 2014. These leases extend through 2050. We have not received any notice of default related to these leases as of December 28, 2014. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $3,211 as of December 28, 2014. These leases expire on various dates through 2021.

Wendy’s Canadian subsidiary has established a lease guarantee program to promote new franchisee unit development for up to an aggregate of C$5,000 for periods of up to five years. Franchisees pay the Canadian subsidiary a nominal fee for the guarantee. As of December 28, 2014, the Canadian subsidiary had guaranteed $6 under this program.

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

Letters of Credit

As of December 28, 2014, the Company had outstanding letters of credit with various parties including for the Image Activation financing program described above, totaling $17,060, of which $16,843 were cash collateralized. The related cash collateral is classified as restricted cash and included in “Prepaid expenses and other current assets” in the consolidated balance sheet. See Note 5 and Note 10 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of fountain syrup (“Syrup”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which is amortized over actual usage during the year. The Company estimates future annual purchases to be approximately $11,600 in 2015, $6,400 in 2016 and $5,200 per year during the following three years. Based on current pricing and the current ratio of usage at company-owned restaurants to franchised restaurants, our total beverage purchase requirements under the agreement is estimated to be approximately $45,600 over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

Beverage purchases made by the Company under this agreement during 2014 and 2013 were $13,918 and $16,289, respectively. As of December 28, 2014, $2,543 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

Capital Expenditure Commitments

As of December 28, 2014, the Company had $45,409 of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2015.

(21) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties, which are included in continuing operations:

	Year Ended
	2014	2013	2012
Transactions with QSCC:
Wendy’s Co-Op (a)	$(1,516)	$(3,291)	$(2,464)
Lease income (b)	(185)	(188)	(191)
Transactions with the Management Company:
Use of company-owned aircraft (c)	$(375)	$(1,420)	$(1,309)
Sublease income (d)	—	—	(683)
Distributions of proceeds to noncontrolling interests (e)	$—	$—	$3,667
TimWen lease and management fee payments (f)	$6,064	$6,587	$6,605
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with QSCC

(a)
Wendy’s has a purchasing co-op relationship agreement (the “Wendy’s Co-op”) with its franchisees which establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada.

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $1,516, $3,291 and $2,464 in 2014, 2013 and 2012, respectively, which are included as a reduction of “Cost of sales.”

(b)
Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $176. There is currently one one-year renewal option remaining under this lease. The Wendy’s Company received $185, $188 and $191 of lease income from QSCC during 2014, 2013 and 2012, respectively, which has been recorded as a reduction of “General and administrative.”

Transactions with the Management Company

(c)
In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of a management company formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”)) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) to lease a company-owned aircraft. On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13. On June 30, 2012, The Wendy’s Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012 and effective as of August 1, 2012, entered into an amended and restated aircraft lease agreement (the “2012 Lease”) that expired on January 5, 2014. Under the 2012 Lease, all expenses related to the ownership, maintenance and operation of the aircraft were paid by TASCO, subject to certain limitations and termination rights. The 2012 Lease expired without any limitation or termination provisions being invoked. The Wendy’s Company did not extend or renew the 2012 Lease. Under the previous Aircraft Lease Agreement, the Company recorded lease income of $92 during 2012 as a reduction of “General and administrative.”

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and the years ended December 29, 2013 and December 30, 2012, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. The Management Company paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $375, $1,420 and $1,217 during the first quarter of 2014 and the years ended December 29, 2013 and December 30, 2012, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(d)
In July 2008 and July 2007, The Wendy’s Company entered into agreements under which the Management Company subleased (the “Subleases”) office space on two of the floors of the Company’s former New York headquarters. During the second quarter of 2010, The Wendy’s Company and the Management Company entered into an amendment to the sublease, effective April 1, 2010, pursuant to which the Management Company’s early termination right was canceled in exchange for a reduction in rent. Under the terms of the amended sublease, which expired in May 2012, the Management Company paid rent to the Company in an amount that covered substantially all of the Company’s rent obligations under the prime lease for the subleased space. The Company recognized income of $683 from the Management Company under such subleases in 2012, which has been recorded as a reduction of “General and administrative.”

Distributions of proceeds to noncontrolling interests

(e)
Jurl, a 99.7% owned subsidiary, completed the sale of our investment in Jurlique in February 2012. Prior to 2009, when our predecessor entity was a diversified company active in investments, we had provided our Former Executives, and certain other former employees, equity and profit interests in Jurl. In connection with the gain on sale of Jurlique, we distributed, based on the related agreement, approximately $3,667 in 2012 to Jurl’s minority shareholders, including approximately $2,296 to the Former Executives. See Note 6 for further discussion of the sale of Jurlique.

TimWen lease and management fee payments

(f)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $6,313, $6,854 and $6,880 under such leases during 2014, 2013 and 2012, respectively, which have been included in “Costs of sales.” Wendy’s subleases some of the restaurant facilities to franchisees and they pay TimWen directly. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $249, $267 and $275 during 2014, 2013 and 2012, respectively, which has been included as a reduction to “General and administrative.”

Other related party transactions

On March 24, 2014, the Company completed the sale of 40 Company-owned restaurants in the Phoenix, Arizona market to Arizona Restaurant Company, LLC (“ARC”) as part of the Company’s system optimization initiative. John N. Peters, who served as the Company’s Senior Vice President – North America Operations until his retirement on March 10, 2014, is a 10% owner and manager of ARC. Pursuant to an Asset Purchase Agreement dated November 20, 2013 and related transaction documents: (1) the Company sold to ARC substantially all of the assets (other than real property) used in the operation of the restaurants for an aggregate purchase price of approximately $21,000 (including inventory, cash banks and franchise and development fees), subject to adjustment as set forth in the agreement; (2) the Company and ARC entered into lease and sublease agreements with respect to the real property and buildings for the restaurants; and (3) ARC agreed to develop five new restaurants and complete Image Activation remodels at seven existing restaurants following the closing. During the year ended December 28, 2014, the Company recognized $4,677 of royalty revenue and rental income from ARC of which $384 is outstanding as of December 28, 2014 and included in “Accounts and notes receivable.” As of December 28, 2014 the Company had $27 accrued for amounts owed to Mr. Peters in connection with his employment with the Company.

As part of its overall retention efforts, The Wendy’s Company provided certain of its Former Executives and current and former employees, the opportunity to co-invest with The Wendy’s Company in certain investments. During 2013, The Wendy’s Company and certain of its former management had one remaining co-investment, 280 BT Holdings LLC (“280 BT”), a limited liability company formed to invest in certain operating entities. In early 2014, 280 BT received a liquidating distribution following the dissolution of its last investment. Upon receipt of the liquidating distribution, 280 BT made a final, equivalent distribution to its members in accordance with the terms of its operating agreement. The ownership percentages in 280 BT for the purpose of the distribution and as of December 29, 2013 for The Wendy’s Company, the former officers of The Wendy’s Company and other investors were 80.1%, 11.2% and 8.7%, respectively. The distribution during the first quarter of 2014 to The Wendy’s Company and the former officers of The Wendy’s Company was $22 and $5, respectively. 280 BT did not make any distributions to its members in 2013 or 2012.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(22) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of December 28, 2014, the Company had accruals for all of its legal and environmental matters aggregating $3,339. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

Restricted assets and related liabilities of the Advertising Funds at December 28, 2014 and December 29, 2013 were as follows:

	Year End
	2014	2013
Cash and cash equivalents	$15,085	$22,711
Accounts and notes receivable	42,717	37,960
Other assets	7,506	6,512
Total assets	$65,308	$67,183

Accounts payable	$3,736	$2,544
Accrued expenses and other current liabilities	70,206	70,382
Member’s deficit	(8,634)	(5,743)
Total liabilities and deficit	$65,308	$67,183

Our advertising expenses in 2014, 2013 and 2012 totaled $73,454, $94,498 and $103,147, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(24) Geographic Information

The tables below present revenues and properties information by geographic area.

	U.S.	Canada	Other International	Total
2014
Revenues	$1,796,725	$247,792	$16,546	$2,061,063
Properties	1,232,613	38,538	87	1,271,238

2013
Revenues	$2,213,875	$255,216	$18,319	$2,487,410
Properties	1,108,219	57,232	36	1,165,487

2012
Revenues	$2,231,270	$257,750	$16,222	$2,505,242
Properties	1,186,879	63,412	47	1,250,338

(25) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2014 and 2013. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2014 and 2013 contained 13 weeks.

	2014 Quarter Ended
	March 30 (a)	June 29	September 28 (a)	December 28 (a)
Revenues	$523,196	$523,427	$512,489	$501,951
Cost of sales	374,190	347,780	343,807	335,019
Operating profit	89,014	63,854	46,923	51,717
Net income	46,303	29,007	22,830	23,294
Basic and diluted net income per share (b)	$.12	$.08	$.06	$.06

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2013 Quarter Ended
	March 31 (c)	June 30 (c)	September 29 (c)	December 29 (c)
Revenues	$603,682	$650,544	$640,779	$592,405
Cost of sales	460,828	473,298	469,177	436,437
Operating profit	22,464	56,990	26,810	28,878
Income (loss) from continuing operations	2,133	12,002	(2,162)	32,925
Net loss from discontinued operations	—	—	—	(266)
Net loss attributable to noncontrolling interests	—	222	223	410
Net income (loss) attributable to The Wendy’s Company	$2,133	$12,224	$(1,939)	$33,069
Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.01	$.03	$—	$.09
Discontinued operations	—	—	—	—
Net income (loss)	$.01	$.03	$—	$.08
Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.01	$.03	$—	$.08
Discontinued operations	—	—	—	—
Net income (loss)	$.01	$.03	$—	$.08
_______________

(a)
The Company’s consolidated statements of operations were materially impacted by facilities action (income) charges, net and impairment of long-lived assets. The pre-tax impact of facilities action (income) charges, net for the first, third and fourth quarters of 2014 was $(44,033), $7,520 and $6,530, respectively (see Note 2 for additional information). The pre-tax impact of impairment of long-lived assets during the third and fourth quarters of 2014 was $3,408 and $7,245, respectively (see Note 15 for additional information).

(b)
Basic and diluted net income per share are being presented together since diluted net income per share was the same as basic net income per share for all periods presented (see Note 4 for additional information).

(c)
The Company’s consolidated statements of operations were materially impacted by facilities action (income) charges, net, impairment of long-lived assets, impairment of goodwill and losses on early extinguishment of debt. The pre-tax impact of facilities action charges (income), net for the first, second, third and fourth quarters of 2013 was $3,038, $6,377, $22,275 and $(20,834), respectively (see Note 2 for additional information). The pre-tax impact of impairment of long-lived assets during the third and fourth quarters of 2013 was $5,327 and $10,552, respectively, (see Note 15 for additional information) and the pre-tax impact of impairment of goodwill during the fourth quarter of 2013 was $9,397 (see Note 8 for additional information). The pre-tax impact of losses on the early extinguishment of debt during the second and fourth quarters of 2013 was $21,019 and $7,544, respectively (see Note 10 for additional information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 28, 2014. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 28, 2014, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 28, 2014. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 28, 2014, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 26, 2015 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Dublin, Ohio

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2014 and our report dated February 26, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 26, 2015

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 27, 2015 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements:

See Index to Financial Statements (Item 8).

2.	Financial Statement Schedules:

Schedule I - Condensed Balance Sheets (Parent Company Only) - as of December 28, 2014 and December 29, 2013; Condensed Statements of Operations (Parent Company Only) - for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012; Condensed Statements of Comprehensive Income (Parent Company Only) - for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012; Condensed Statements of Cash Flows (Parent Company Only) - for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012.

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
10.10
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.11
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.16
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.17
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.18
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.19
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.21	Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan. * **
10.22	Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan. * **
10.23
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.24
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.25
Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.16 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-K for the year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.26
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.27
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

10.29
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

EXHIBIT NO.	DESCRIPTION
10.30
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.31
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.32
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.33
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.34
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.35
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.36
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.37
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.38
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.39
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.40
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.41
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

10.42
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

10.43
Amendment No. 2, dated September 12, 2014, to the Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, LLC, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended September 28, 2014 (SEC file no. 001-02207).

10.44
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

EXHIBIT NO.	DESCRIPTION
10.45
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.46
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.47
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207).

10.48
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.49
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.50
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

10.52
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.53
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.54
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.55
Acknowledgment letter dated as of March 31, 2011 from Wendy’s/Arby’s Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.3 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.56
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.57
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

10.59
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.60
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.61
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.62
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.63
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.64
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.65
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.66
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.67
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

10.68
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

10.69
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

10.73
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
10.80
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.81
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.82
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.83
Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.84
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.85
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.86
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207). **

10.87
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.88
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.89
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.90
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.91
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.92
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

EXHIBIT NO.	DESCRIPTION
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
Date: February 26, 2015	By: /s/ EMIL J. BROLICK
Emil J. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ EMIL J. BROLICK	President, Chief Executive Officer and Director
(Emil J. Brolick)	(Principal Executive Officer)
/s/ TODD A. PENEGOR	Executive Vice President, Chief Financial Officer and International
(Todd A. Penegor)	(Principal Financial Officer)
/s/ SCOTT A. KRISS	Senior Vice President, Chief Accounting and Tax Officer
(Scott A. Kriss)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ EDWARD P. GARDEN	Director
(Edward P. Garden)
/s/ JANET HILL	Director
(Janet Hill)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ J. RANDOLPH LEWIS	Director
(J. Randolph Lewis)
Director
(Michelle J. Mathews-Spradlin)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ DAVID E. SCHWAB II	Director
(David E. Schwab II)
/s/ JACK G. WASSERMAN	Director
(Jack G. Wasserman)

SCHEDULE I

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In Thousands)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,556	$179,916
Amounts due from subsidiaries	212,802	185,695
Deferred income tax benefit and other current assets	51,990	99,039
Total current assets	300,348	464,650
Investments in consolidated subsidiaries	1,572,571	1,687,364
Deferred income tax benefit	10,879	—
Total assets	$1,883,798	$2,152,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to subsidiaries	$161,466	$157,372
Deferred income taxes and other current liabilities	1,555	1,540
Total current liabilities	163,021	158,912
Deferred income taxes	—	53,920
Other liabilities	3,201	9,696
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,826,965	2,794,445
Accumulated deficit	(445,917)	(492,215)
Common stock held in treasury, at cost	(679,220)	(409,449)
Accumulated other comprehensive loss	(31,294)	(10,337)
Total stockholders’ equity	1,717,576	1,929,486
Total liabilities and stockholders’ equity	$1,883,798	$2,152,014

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Income:
Equity in income from continuing operations of subsidiaries	$113,010	$21,116	$29,708

Costs and expenses:
General and administrative	10,567	10,381	10,911
Depreciation and amortization	—	1,272	1,975
Facilities action charges, net	—	330	5,327
Impairment of long-lived assets	—	1,830	1,628
Other expense (income), net	306	(23)	953
	10,873	13,790	20,794
Income from continuing operations before income taxes	102,137	7,326	8,914
Benefit from (provision for) income taxes	19,297	38,427	(3,340)
Income from continuing operations	121,434	45,753	5,574
Equity in (loss) income from discontinued operations of subsidiaries	—	(266)	1,509
Net income	$121,434	$45,487	$7,083

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

Net income	$121,434	$45,487	$7,083
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(18,560)	(17,000)	6,096
Change in unrecognized pension loss, net of income tax (provision) benefit of $(160), $37 and $127, respectively	391	(62)	(217)
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (provision) of $1,767 and $(468), respectively	(2,788)	744	—
Other comprehensive (loss) income, net	(20,957)	(16,318)	5,879
Comprehensive income	$100,477	$29,169	$12,962

SCHEDULE I (Continued)

THE WENDY’S COMPANY (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$121,434	$45,487	$7,083
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(113,010)	(20,850)	(31,217)
Depreciation and amortization	—	1,272	3,078
Share-based compensation	737	1,552	944
Impairment of long-lived assets	—	1,830	1,628
Deferred income tax	7,213	80,161	(4,118)
Excess tax benefits from share-based compensation	(9,363)	—	—
Amortization of deferred financing costs	—	—	21
Dividends from subsidiaries	210,000	170,000	—
Tax sharing receivable from subsidiaries, net	(16,764)	(119,249)	—
Tax sharing payments received from subsidiaries	—	—	37
Other operating transactions with Wendy’s Restaurants, LLC	(13,002)	4,988	28,733
Other, net	(5,525)	1,439	1,753
Changes in operating assets and liabilities:
Other current assets	2,300	10,305	(472)
Other current liabilities	4,654	(2,040)	8,643
Net cash provided by operating activities	188,674	174,895	16,113
Cash flows from investing activities:
Other, net	3,148	—	686
Net cash provided by investing activities	3,148	—	686
Cash flows from financing activities:
Repayments of long-term debt	—	—	(11,303)
Repurchases of common stock	(301,216)	(69,320)	—
Dividends	(75,117)	(70,681)	(39,043)
Proceeds from stock option exercises	30,788	42,370	7,806
Excess tax benefits from share-based compensation	9,363	—	—
Other, net	—	—	(48)
Net cash used in financing activities	(336,182)	(97,631)	(42,588)
Net (decrease) increase in cash and cash equivalents	(144,360)	77,264	(25,789)
Cash and cash equivalents at beginning of year	179,916	102,652	128,441
Cash and cash equivalents at end of year	$35,556	$179,916	$102,652

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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
10.12
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.14
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.16
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.17
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.18
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.19
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.21	Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan. * **
10.22	Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan. * **
10.23
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.24
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.25
Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.16 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-K for the year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.26
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.27
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

10.29
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.30
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.31
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.32
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.33
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.34
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.35
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.36
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.37
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207).**

10.38
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.39
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.40
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.41
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

10.42
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

10.43
Amendment No. 2, dated September 12, 2014, to the Amended and Restated Credit Agreement, dated May 16, 2013, among Wendy’s International, LLC, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, and Fifth Third Bank, The Huntington National Bank, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as co-documentation agents, and the lenders and issuers party thereto, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended September 28, 2014 (SEC file no. 001-02207).

10.44
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

10.45
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.46
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.47
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207).

10.48
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.49
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.50
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

10.52
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.53
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.54
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.55
Acknowledgment letter dated as of March 31, 2011 from Wendy’s/Arby’s Group, Inc. to Trian Fund Management, L.P. (“Trian Partners”) regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.3 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.56
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.57
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

10.59
Form of Aircraft Time Sharing Agreement between Triarc Companies, Inc. and each of Trian Fund Management, L.P., Nelson Peltz, Peter W. May and Edward P. Garden, incorporated herein by reference to Exhibit 10.5 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.60
Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.61
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.62
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.63
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.64
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

EXHIBIT NO.	DESCRIPTION
10.65
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.66
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.67
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

10.68
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

10.69
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

10.70
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.72
Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.7 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.73
Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.74
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.75
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.76
Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker, incorporated herein by reference to Exhibit 10.75 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.77
Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten, incorporated herein by reference to Exhibit 10.76 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.78
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy’s Company and Darrell van Ligten, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.79
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.80
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.81
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.82
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the year ended January 1, 2012 (SEC file no. 001-02207).**

10.83
Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.84
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.85
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.86
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207). **

10.87
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.88
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.89
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.90
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.91
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.92
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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